Form 10-K
UNITIL CORP
filed 1995-03-30
CIK 755001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                               FORM 10-K

[  X  ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF  1934
              For the fiscal year ended December 31, 1994
                                  OR
[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-8858

                          UNITIL Corporation
         (Exact name of registrant as specified in its charter)

      New Hampshire                                   02-0381573
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  216 Epping Road, Exeter, New Hampshire                 03883-4571
 (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (603) 772-0775

Securities registered pursuant to Section 12(b) of the Act:
 Title of Each Class                     Name of Exchange on Which Registered
 Common Stock, No Par Value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

Based on the closing price of March 1, 1995, the aggregate market value of common stock held by non-affiliates of the registrant was $63,856,766.

The number of common shares outstanding of the registrant was 4,281,140 as of March 1, 1995.

Documents Incorporated by Reference:

Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts II and IV of this Report.
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 1995, are incorporated by reference into Part III of this Report.



                              PART I

Item 1.  Business.

                              General

     UNITIL Corporation (the Company), a registered public utility holding company, was incorporated under the laws of The State of New Hampshire on September 7, 1984. Through Concord Electric Company
(CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E) and UNITIL Power Corp. ( UNITIL Power), all of which are wholly owned utility subsidiaries of the Company, the Company's principal business is the purchase, transmission, distribution and sale of electricity at retail, and the distribution and sale of natural gas at retail by FG&E. The Company was initially incorporated in connection with a business combination between CECo and E&H, which became subsidiaries of the Company on January 23, 1985 through a share exchange. Prior to this share exchange, the Company conducted no business operations and had no assets. FG&E became a wholly owned subsidiary of the Company by a "pooling of interests" merger between FG&E and the Company on April 28, 1992. UNITIL Power, a New Hampshire corporation incorporated on October 9 , 1984, is the wholesale supplier of electricity to CECo and E&H. The Company has three additional subsidiaries: UNITIL Realty Corp. (UNITIL Realty), UNITIL Service Corp. (UNITIL Service) and UNITIL Resources, Inc. (UNITIL Resources). The Company's principal executive office is located at 216 Epping Road, Exeter, New Hampshire 03833-4571. (Telephone (603) 772-0775)
     CECo, a New Hampshire corporation incorporated in 1901, is engaged in the purchase, transmission, distribution and sale of electricity at retail to approximately 25,200 customers in the City of Concord, which is the state capital, and twelve surrounding towns, all in New Hampshire. CECo's service area consists of approximately 240 square miles in the Merrimack River Valley of south central New Hampshire. The service area includes the City of Concord and major portions of the surrounding towns of Bow, Boscawen, Canterbury, Chichester, Epsom, Salisbury and Webster, and limited areas in the towns of Allenstown, Dunbarton, Hopkinton, Loudon and Pembroke. The total estimated population of CECo's service area is 79,000.
     CECo serves residential, commercial and industrial customers. The State of New Hampshire's government operations are located within CECo's service area, including the executive, legislative, judicial branches and offices and facilities for all major state government services. In addition, CECo's service area is a retail trading center for the north central part of the state and has over sixty diversified businesses relating to insurance, printing, electronics, granite, belting, plastic yarns, furniture, machinery, sportswear and lumber. Of CECo's 1994 retail electric revenues, approximately 35% was derived from residential sales, 52% from commercial and non-manufacturing sales, 11% from industrial/manufacturing sales and 2% from other sales.
     E&H, a New Hampshire corporation incorporated in 1908, is engaged in the purchase, transmission, distribution and sale of electricity at retail to approximately 36,250 customers in Exeter and in all or part of seventeen surrounding towns, all in New Hampshire. E&H's service area consists of approximately 168 square miles in southeastern New Hampshire. The service area includes all of the towns of Atkinson, Danville, East Kingston, Exeter, Hampton, Hampton Falls, Kensington, Kingston, Newton, Plaistow, Seabrook, South Hampton and Stratham, and portions of the towns of Derry, Brentwood, Greenland, Hampstead and North Hampton. The total estimated population in E&H's service area is 114,000.
     E&H serves residential, commercial and industrial customers. Commercial and industrial customers are quite diversified and include retail stores, shopping centers, motels, farms, restaurants, apple orchards and office buildings, as well as manufacturing firms engaged in the production of sportswear, automobile parts and electronic components. It is estimated that there are over 150,000 daily summer visitors to E&H's territory, which includes several popular resort areas and beaches along the Atlantic Ocean. Of E&H's 1994 retail electric revenues, approximately 48% was derived from residential sales, 40% from commercial and non-manufacturing sales, 10% from industrial/manufacturing sales and 2% from other sales.
     FG&E, a Massachusetts corporation organized in 1852, is an operating public utility providing electric and natural gas service in the City of Fitchburg and several surrounding communities. FG&E's service area encompasses approximately 170 square miles in north central Massachusetts.
     Electric service is supplied by FG&E to approximately 25,300 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. The estimated population of FG&E's service area is 82,000. FG&E provides electric service to residential, commercial, and industrial customers. FG&E's industrial customers include paper manufacturing and allied products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and allied industries. Of FG&E's 1994 electric revenues, approximately 36% was derived from residential sales, 34% from
commercial    and    non-manufacturing    sales,        28%     from
industrial/manufacturing sales and 2% from other sales.
     Natural gas service is supplied by FG&E to approximately 15,000 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Of FG&E's 1994 gas operating revenues, approximately 56% was derived from residential sales, 24% from commercial sales, 13% from firm sales to industrial customers, and 7% from interruptible sales (which are sales to customers who possess alternative energy sources and who use gas on an as-available basis). Approximately 30% of FG&E's industrial gas revenue was derived from firm sales to paper manufacturing and allied products companies. The industrial gas revenue was derived from firm sales to fabricated metal products manufacturers, rubber and plastics manufacturers, primary iron manufacturers and other miscellaneous industries.
     Natural gas sales in New England are seasonal, and the
Company's  results  of   operations  reflect   this  seasonality.
Accordingly, results of operations are typically positively impacted by gas operations during the five heating season months from November through March of the following year. Electric sales in New England are far less seasonal than natural gas sales; however, the highest usage typically occurs in the summer and winter months due to air conditioning and heating requirements, respectively.
     UNITIL Power, a New Hampshire corporation incorporated in 1984, is the full requirements wholesale supplier of electricity to CECo and E&H. (See Energy Requirements and Regulation and Rates.)
     UNITIL Realty, a New Hampshire corporation incorporated in 1986, was established to acquire real estate to support the growth and expansion of the Company's utility business. UNITIL Realty, until February 1995, owned the Company's corporate headquarters and related land located on Epping Road in Exeter, New Hampshire. This property was taken by the State of New Hampshire, through eminent domain, for the planned expansion of Route 101. (See "Capital Requirements" under Item 1 of this report)
     UNITIL Resources, a New Hampshire corporation incorporated in 1993, provides consulting and other services on energy related matters to non-affiliates. These services include power marketing, financial, accounting, regulatory and related operational services.
     UNITIL Service, a New Hampshire corporation incorporated in 1984, supplies centralized professional and support services to the UNITIL System of Companies.

                     Franchises and Competition

     CECo and E&H each hold franchises from the New Hampshire Public Utilities Commission (NHPUC) to serve their respective areas. Such franchises are currently exclusive. The NHPUC has the authority, which it has never exercised, to grant competing franchises. There is legislative authority which permits New Hampshire municipalities to engage in the production and sale of electricity, including the power to condemn the plant and property of any existing public utility which is located within the municipality. The Company knows of no such movement in any municipality served by either CECo or E&H to enter into the production or purchase and sale of electricity. CECo and E&H compete at retail with distributors of other forms of energy, including gas and fuel oil, throughout the territories served.
           While franchise rights of FG&E are non-exclusive, statutes restrict competition from other companies without approval of the Massachusetts Department of Public Utilities (MDPU). Under the laws of Massachusetts, a municipality by appropriate vote of its residents may enter the gas or electric business and purchase the facilities of the utility serving such municipality if the company is willing to sell. If the utility is unwilling to sell, the municipality may construct a plant or acquire one from another source. No municipality has taken any such action in Massachusetts in recent years. FG&E competes at retail with distributors of other forms of energy; principally unregulated fuel oil and propane gas retailers, throughout the territories served.
     UNITIL and the electric utility industry are facing increased competitive pressure in both wholesale and retail markets due to economic, social and political forces. They include legislative and regulatory changes, technological advances, consumer demands and environmental factors. Competition at the wholesale level has existed for a number of years, and has been increasing as a result of the passage of the Energy Policy Act of 1992 (EPACT), initiatives in transmission pricing and policy at the Federal Energy Regulatory Commission (FERC), and greater contracting activity among utility and non-utility suppliers. As a purchaser of electric energy for resale to customers, wholesale competition has provided the UNITIL Companies with many opportunities for achieving significant power supply savings for customers.
       The electric utility industry and the regulatory agencies responsible for its regulation are presently involved in various discussions and initiatives relative to competition in the industry. The NHPUC is currently considering a petition to allow sales of electricity by a power marketer to certain industrial customers in the franchise territory of an investor-owned New Hampshire utility. Although the power marketer is not proposing to sell in CECo's or E&H's service territories, the NHPUC could adopt policies in this proceeding endorsing or allowing greater competition within retail electric utilities' service territories. The NHPUC is also sponsoring a series of roundtable discussions with the New Hampshire legislature, utilities, industrial customers and other interested parties to explore the potential for increased competition in the retail sale of electricity in New Hampshire.
     In Massachusetts, the MDPU has opened an investigation into the restructuring of the Massachusetts electric industry to consider how the industry and regulators should respond to the increasing pressures for competition.
     Although the Company cannot predict the outcome of these legislative changes and regulatory proceedings or the similar changes and proceedings which are underway in many states, the Companies do believe that increasing competition in the industry is inevitable, and that the Companies are well positioned to respond positively to that competition.

                        Rates and Regulation

     The Company is registered with the Securities and Exchange Commission (SEC) as a holding company under the Public Utility Holding Company Act of 1935 (1935 Act), and it and its subsidiaries are subject to the provisions of the 1935 Act. The Company and its subsidiaries , where applicable, are subject to regulation by the Federal Energy Regulatory Commission (FERC), the NHPUC and the MDPU with respect to rates, adequacy of service, issuance of securities, accounting and other matters. UNITIL Power, as a wholesale utility, is subject to rate regulation by the FERC. Both CECo and E&H, as retail electric utilities in New Hampshire, are subject to rate regulation by the NHPUC, and FG&E is subject to MDPU regulation with respect to gas and electric retail rates, and FERC regulation with respect to New England Power Pool (NEPOOL) interchanges and other wholesale sales of electricity.
     The revenues of the Company's three retail operating subsidiaries are collected pursuant to rates on file with the NHPUC, the MDPU and, to a minor extent, the FERC. In general, retail rates are comprised of a base rate component, established during comprehensive base rate cases, and various periodic rate adjustment mechanisms, which track and reconcile particular expense elements with associated collected revenues. The majority of the System's utility operating revenues are collected under various rate adjustment mechanisms, including revenues collected from customers for fuel, purchased power, cost of gas, and demand-side management program costs.
     The UNITIL System Agreement (System Agreement), as approved by the FERC, governs wholesale sales by UNITIL Power to its New Hampshire retail distribution affiliates, CECo and E&H, and provides for recovery by UNITIL Power of all costs incurred in the provision of service. UNITIL Power has continued to adjust its wholesale rates every six months in accordance with the System Agreement, and CECo and E&H have continued to file corresponding semi-annual changes in their retail fuel and purchased power adjustment clauses with the NHPUC for approval.
      FG&E also files a quarterly electric fuel charge and a semi-annual gas adjustment factor with the MDPU for approval to adjust its rates for changes in fuel and gas related costs. Although all of FG&E's fuel costs and the largest portion of its purchased power costs are fully recovered under the Department's Electric Fuel Charge regulations, FG&E's electric generation entitlements are subject to annual performance reviews. Performance targets are filed by FG&E in advance and approved by the Department, and in January of each year FG&E files data on actual unit performance for the prior November to October period. The Department will investigate reasons why units failed to meet target performance criteria, and has in some cases disallowed recovery of replacement power costs for unplanned outages which the Department deemed to be due to imprudent operations or actions.
     The last comprehensive regulatory proceedings to increase base rates for the Company's retail operating subsidiaries were in 1985 for CECo, 1984 for FG&E, and 1982 for E&H.
     In November, 1993, FG&E made a voluntary proposal before the MDPU to reduce its base rates charged to customers. This proposal was made in conjunction with a $19 million long-term note financing completed by FG&E in late 1993, and shared the savings resulting from the financing through a reduction in base rates. The MDPU approved FG&E's proposal and the rate reduction became effective on December 1, 1993. As a result, the first full year impact of this rate reduction is reflected in the Company's 1994 operating results.

     FG&E, the Company's combination gas and electric retail operating subsidiary, has been incurring FERC-approved transition charges from interstate pipeline suppliers, resulting from the transition to a comprehensive set of new regulations under FERC Order 636 (See "Resource Planning" below). In June, 1994, the MDPU opened an investigation for the purpose of setting standards for the recovery by Massachusetts gas utilities of FERC Ordered 636-related transition costs billed by interstate pipeline companies. On March 8, 1995, the DPU issued its final Order in this proceeding, which authorized and directed all gas utilities to recover Order 636-related transition costs as incurred through the cost of gas adjustment mechanism on a flat volumetric rate. Through the end of 1994, the amount of transition costs incurred by FG&E totaled approximately $1.7 million. These costs have been recovered directly from FG&E's gas customers through the cost of gas adjustment mechanism. Based on estimates included in rate filings before the FERC, and on other publicly available information, it is estimated that FG&E may incur up to an additional $1.7 million of transition costs in future years. FG&E expects full recovery of these costs through billings to customers.

                         Resource Planning

     Within both New Hampshire and Massachusetts state jurisdictions, the Company's utility operating subsidiaries are subject to regulatory review of their forecasting, planning, and long term resource acquisition processes. The operating companies are required to file resource planning documents and plans every two years, in accordance with Integrated Resource Management (IRM) rules in Massachusetts and the Integrated Resource Planning (IRP) process in New Hampshire. Additionally, the operating companies are currently required to file annually comprehensive Demand-Side Management Program Plans with their respective state regulatory commissions.
      Electric Resource Planning
      In New Hampshire, an IRP was filed with the NHPUC on April 30, 1994. The NHPUC approved the IRP on February 22, 1995. On October 1, 1993, E&H and CECo filed the 1994 DSM Program Plan. In December, 1993, the NHPUC issued an Order providing for the continuation of the 1993 programs into 1994, and the review of the 1994 Program Plan during the first quarter of 1994. Based on its review of the 1994 Program Plan the NHPUC approved and 18-month DSM program commencing July 1, 1994. The 1995/96 DSM Program Plan was filed with the NHPUC on February 1, 1995.
     In Massachusetts, FG&E filed its first IRM with the MDPU on August 3, 1992. In January 1993, FG&E filed a Comprehensive Settlement of Phase I of the IRM process. On November 15, 1993, FG&E made its Phase III IRM filing, in which it proposed DSM programs for 1994-1995, and supply side initiatives. On February 15, 1994, the MDPU approved this filing, authorized the DSM programs to proceed, and approved the supply resources.
     Gas Resource Planning
 .   The MDPU requires that gas companies file long term gas
forecasts and resource plans consistent with IRP principles, and further requires that all contracts in excess of one year be filed for approval in advance. FG&E filed a gas IRP on July 29, 1994. The MDPU has initiated a review of FG&E's gas IRP. The MDPU review is expected to be completed by the end of 1995.
     Under FERC Order 636, issued in 1992, Tennessee Gas Pipeline Company (TGP), FG&E's former sole supplier of pipeline services, was required to unbundle its transportation services and its sales services, and all Local Distribution Companies (LDCs) were required to arrange for a portfolio of transport, storage and supply contracts to meet customer requirements. In 1992, FG&E converted approximately half of its TGP sales service to transportation only service, and on October 1, 1992 began purchasing gas supply from new sources pursuant to two new long term contracts approved by the MDPU. In 1993, the company filed two additional contracts with the MDPU under which the remainder of its bundled supply service from TGP was converted to transportation only services. The contracts went into effect on November 1, 1993 and approved by the MDPU on March 30, 1994.

                        Energy Requirements

     CECo, E&H, FG&E and UNITIL Power are members of NEPOOL. Under the NEPOOL Agreement, to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The NEPOOL Agreement imposes generating capacity and reserve obligations and provides for the use of major transmission facilities and payments associated therewith. Each company's capability responsibility under NEPOOL involves carrying an allocated share of New England capacity requirements which is determined for each six-month period based on regional reliability criteria. UNITIL Power, as the full requirements supplier to CECo and E&H, has a capability responsibility as of December, 1994 of 215.84 MW and a corresponding peak demand of
190.84 MW that occurred on July 21, 1994. FG&E's capability responsibility as of December 1994 was 91.34 MW, with a corresponding peak demand of 77.14 MW that occurred on July 21, 1994.
     To meet the needs of CECo and E&H, UNITIL Power has contracted for generating capacity and energy and for associated transmission services as needed to meet NEPOOL requirements and to provide a diverse and economical energy supply. UNITIL Power's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31,1994, UNITIL Power's energy needs were provided by the following fuel sources: nuclear (45%), oil (23%), coal (17%), gas (7%), wood and refuse (5%) , hydro (1%), and system and other (2%).
      FG&E meets its capacity requirements through ownership interests and power purchase contracts. FG&E's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31, 1994, FG&E's energy needs, including generation from joint-owned units, were provided from the following fuel sources: nuclear (37%), oil (25%), wood (26%), hydro (5%), coal (2%) and system and other (5%).
     FG&E has a 4.5% ownership interest, or 20.12 MW, in an oil and natural gas-fired generating plant in New Haven, Connecticut, which is operated by The United Illuminating Company, the plants' majority owner. FG&E also has a 0.1822% ownership interest, or 1.13 MW, in an oil-fired generating plant in Yarmouth, Maine, which is operated by Central Maine Power Company as the majority owner, and a 0.217%
ownership interest, or 2. 5 MW, in the Millstone 3 nuclear unit operated by Northeast Utilities, parent of the principal owners of that unit. In addition, FG&E operates an oil-fired combustion turbine with a current capability of 26.6 MW under a long-term financing lease.
.
                            Fuel Supply

      Oil.   Approximately 25% of FG&E's and 23% of UNITIL Power's
electric power in 1994 was provided by oil-fired units, some of which are owned by FG&E. Most fuel oil used by New England electric utilities is acquired from foreign sources and is subject to interruption and price increases by foreign governments.
     Coal. Approximately 2% of FG&E's and 17% of UNITIL Power's 1994 requirements were from coal-burning facilities. The facilities generally purchase their coal under long term supply agreements with prices tied to economic indices. Although coal is stored both on-site and by fuel suppliers, long term interruptions of coal supply may result in limitations in the production of power or fuel switching to oil and thus result in higher energy prices.
     Nuclear. FG&E has a 0.217% ownership interest in Millstone Unit No. 3 (the Unit). The Unit has contracted for certain segments of the nuclear fuel production cycle through various dates. This cycle includes, among other things, mining, enrichment and disposal of used fuel. Contracts for various segments of the fuel cycle will be required in the future, and their availability, prices and terms cannot now be predicted.
     Pursuant to the Nuclear Waste Policy Act of 1982, the participants in Millstone 3 were required to enter into contracts with the United States Department of Energy, prior to the operation of that Unit, for the transport and disposal of spent fuel at a nuclear waste repository. Under the Act, a national repository for nuclear waste was anticipated to be in operation by 1998. FG&E cannot predict whether the Federal government will be able to provide interim storage or permanent disposal repositories for spent fuel.
                     Gas Operations and Supply

     FG&E distributes gas purchased from domestic and Canadian suppliers under long term contracts as well as gas purchased from producers and marketers on the spot market. The diversity and flexibility of supply reflects FG&E's commitment to securing a reliable gas supply at the lowest possible cost. The following tables summarize actual gas purchases by source of supply and the cost of gas sold for the years 1992 through 1994:

                       Sources of Gas Supply
       (Expressed as percent of total MMBtu of gas purchased)
Natural Gas:                             1994      1993    1992

    Domestic firm ...................... 81.9%    58.4%    19.8%

    Canadian firm ....................... 6.2%    11.0%     8.1%

    Domestic spot market ..........       9.0%    25.2%    68.4%

Total natural gas ...................... 97.1%    94.6%    96.3%

Supplemental gas ........................ 2.9.%    5.4%     3.7%

Total gas purchases ................... 100.0%   100.0%   100.0%

                          Cost of Gas Sold

                                                1994      1993    1992
Cost of gas purchased and sold per MMBtu       $3.47     $3.78    $3.75

Percent Increase (Decrease) from prior year    (8.2)%     0.8%     6.8%


     Under Order 636, issued by the FERC in 1992, FG&E's former sole supplier of pipeline services, TGP, was required to unbundle its transportation services and its sales services. As a result, all Local Distribution Companies (LDCs)now arrange for a portfolio of transport, storage and supply contracts to meet customer requirements.
     In 1993, FG&E added two long term purchases of gas supply that replaced supplies previously provided by TGP. These contracts expire on October 1999 and October 1996 respectively. The MDPU approved these contracts in March 1994. FG&E also has underground storage contracts which provide significant natural gas storage capacity. TGP also provides FG&E with underground storage. FG&E has firm transportation agreements with TGP for delivery of storage gas .
     As a supplement to pipeline natural gas, FG&E owns a propane air gas plant and has under a financial lease a liquefied natural gas (LNG) storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.


                       Environmental Matters

     The Company does not expect that compliance with environmental laws or regulations will have a material effect on its business, or the businesses of its subsidiaries. The Company does not know whether, or to what extent, such regulations may affect it or its subsidiaries by impinging on the operations of other electric and gas utilities in New England.
     UNITIL Power and FG&E purchase wholesale capacity and energy from a diverse group of suppliers using various fuel sources and FG&E has ownership interests in certain generating plants. Some of the purchase power contracts contain cost adjustment provisions that may allow the supplier to pass through environmental remediation costs. The Company has not been informed whether any of these suppliers are likely to incur significant environmental remediation costs and, if so, which if any such costs may be passed through.
     For many years, the Company's combination gas and electric operating subsidiary, FG&E, and a former subsidiary of FG&E, operated coal gasification plants in Fitchburg (the Sawyer Passway
Site) and Gardner (the Logan Street Site), Massachusetts. During the last several years, FG&E has been working with federal and state agencies and other responsible parties to assess the environmental contamination in the vicinity of the sites as a result of historical gas manufacturing operations. Based on information developed over the last several years, it had been discovered that there was some environmental contamination at the Fitchburg site which will require continuing assessment as well as potential remedial action in the future. The DEP has classified the Sawyer Passway Site as a confirmed hazardous waste site, which will require compliance under the DEP Massachusetts Contingency Plan (MCP) regulations.
     New MCP regulations were issued by the DEP in June, 1993, and took effect October 1, 1993. Under the regulations, FG&E has five years from the date of a hazardous waste TIER classification permit to complete the remediation effort at the Sawyer Passway Site. The new procedures include site ranking, the use of a State Licensed Site Professional, and compliance with various other new applications, reporting, and enforcement procedures. Based on work done with the DEP during 1994 in compliance with the MCP regulations, FG&E received notification of the Sawyer Passway Site TIER classification permit in December, 1994. The five year remediation clock will commence in 1995. Also in coordination with the DEP requirements, FG&E will conduct a preliminary site assessment of the Logan Street Site in 1995. Because the assessment process is at an early stage at both sites, the Company cannot currently predict the magnitude or timing of required expenditures for any future site analysis and remediation.
     The costs of such assessment, and any remedial action taken in connection with testing, analysis and remediation work at these sites, are initially funded internally and then recovered under a rate recovery mechanism approved by the MDPU. This rate recovery mechanism provides for the deferral of environmental costs, and subsequent recovery through future rates over succeeding seven-year periods. Any recovery that FG&E receives from insurance or third parties, with respect to the environmental response costs incurred by it, will be split equally between FG&E and its customers, through an appropriate adjustment to the rate recovery mechanism.

                        Capital Requirements

     The UNITIL System companies primarily require capital for the acquisition of property, plant & equipment to improve, protect, maintain and expand their electric and gas operating systems. Capital expenditures were approximately $9.2 million in 1994, and $7.9 million in 1993 and 1992. These levels of capital expenditures reflect increasing sales and customer growth in 1994 and 1993 and planned utility system improvements.
     In 1995, capital expenditures are expected to increase by about $5.9 million, compared to the prior year, to a total capital expenditure level of $15.1 million. This projected increase of $5.9 million primarily reflects additional capital expenditures of approximately $3.4 million for the commencement of construction of a new corporate headquarters, as well as an increase in capital expenditures of approximately $2.5 million for planned utility system expansions, replacements and other improvements. T he Company currently estimates that capital expenditures of approximately $6 million will be required over a two year period for the completion of the new corporate headquarters in 1996.
     In late 1993, UNITIL Realty, the Company's wholly-owned real estate subsidiary, first received written notice that the State of New Hampshire intended to acquire the Company's corporate headquarters and related land (the Property) by purchase or condemnation in connection with the State of New Hampshire's Route 101 highway expansion project. On February 2, 1995, UNITIL Realty received a formal Notice of Offer from the State for the purchase of the Property for $2 million. The Company did not accept the State's offer based on the results of an independent appraisal conducted for the Company which valued the Property significantly in excess of the State's offer. As prescribed by statue, the State initiated an eminent domain procedure by filing a declaration of taking with the New Hampshire Board of Tax and Land Appeals (the Board) on February 13, 1995, and depositing with the Board the offer price of $2 million. UNITIL Realty has withdrawn these funds from the Board without prejudice as to the Appeal process, and on March 17, 1995 the funds were used to pay in full all principal and interest due on the note secured by the mortgage on the Property.

                        Financing Activities

     On October 14, 1994, CECO sold $6,000,000 of its 30-year Series I First Mortgage Bonds and E&H sold $9,000,000 of its 30-year Series K First Mortgage Bonds to an institutional investor at par, bearing an interest rate in each case of 8.49%. CECo and E&H used the proceeds of these issuances to repay short-term indebtedness, incurred to fund their construction programs, and to redeem higher cost long term debt issues prior to maturity. CECo's redemptions totaled $2,430,000 and included: $930,000 of Series D First Mortgage Bonds, 8.79%; and $1,500,000 of Series G First Mortgage Bonds, 9.85%. E&H's redemptions totaled $3,565,000 and included:
$1,235,000 of Series F First Mortgage Bonds , 8.70%; $930,000 of Series G First Mortgage Bonds, 8.875%; and $1,400,000 of Series I First Mortgage Bonds, 9.85%.
     The Company currently has unsecured committed bank lines for short-term debt aggregating $11,000,000 with three banks for which it pays commitment fees. Further, the Company has an unsecured guidance line of credit for short-term debt, on a "when available" basis, aggregating $3,000,000 with one bank, for which it pays no commitment fees. The average interest rate on all short-term borrowings outstanding during 1994 was 4.43%.

                         Employee Relations

     As of December 31, 1994, the Company and its subsidiaries had 317 full-time employees. The Company considers its relationship with its employees to be good and has not experienced any major labor disruptions since the early 1960's.
     There are 126 employees represented by labor unions. In 1994, two of UNITIL's retail operating subsidiaries, CECo and FG&E, reached new three year pacts with their respective employees covered by collective bargaining agreements. The agreements provide for discreet salary adjustments, established work practices and provided uniform benefit packages. Under the terms of its existing collective bargaining agreement, UNITIL's third retail operating subsidiary, E&H, is currently negotiating a new collective bargaining agreement to take effect on May 31, 1995.
     The Company and its subsidiaries, where applicable, have in effect funded Retirement Plans and related Trust Agreements providing retirement annuities for participating employees at age
65.  The Company's policy is to fund the pension cost accrued.  (See
Note 9 of Notes to  Consolidated Financial  Statements contained  in
Exhibit 13.1.)

                Executive Officers of the Registrant

     The names, ages and positions of all of the executive officers of the Company as of March 1, 1995 are listed below, along with a brief account of their business experience during the past five years. All officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting which is held on the third Thursday in April, or at a special meeting held in lieu thereof. There are no family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Officers of the Company also hold various Director and Officer positions with subsidiary companies.


        Name, Age                     Business Experience
       and Position                  During Past 5 years

Peter J. Stulgis, 44,          Mr. Stulgis has been a Director
Chairman of the Board of       of the Company since its
Directors                      incorporation in 1984, and
and Chief Executive Officer    Chairman of the Board and Chief
                               Executive Officer since 1992.
                               From 1987 - 1992,  Mr. Stulgis
                               was Executive Vice President and
                               Chief Financial Officer of the
                               Company.

Michael J. Dalton, 54,         Mr. Dalton has been a Director,
President and                  President and Chief Operating
Chief Operating Officer        Officer of the Company since its
                               incorporation in 1984.

Gail A. Siart, 36,             Ms. Siart was promoted to Chief
Chief Financial Officer,       Financial Officer in 1994.  Ms.
Secretary and Treasurer        Siart has been Secretary of the
                               Company since 1988 and Treasurer
                               since 1992.  Prior to being
                               elected Treasurer in 1992, Ms.
                               Siart was the System's
                               Subsidiary Treasurer since 1988.


James G. Daly, 37              Mr. Daly was promoted to Senior
Senior Vice President          Vice President of UNITIL Service
Energy Resources               in 1994. Mr. Daly was Vice
UNITIL Service                 President of UNITIL Service from
                               1992 to 1994, and Asst. Vice
                               President of UNITIL Service from
                               1988 to 1992.

George R. Gantz, 43            Mr. Gantz was promoted to Senior
Senior Vice President          Vice President of UNITIL Service
Business Development           in 1994.  Mr. Gantz was Vice
UNITIL Service                 President of UNITIL Service from
                               1989 to 1994, and Asst. Vice
                               President of UNITIL Service from
                               1986 to 1989.

Item 2.  Properties

     CECo's distribution service center building and adjoining administration building, totaling 37,560 square feet of office, warehouse and garage area, are located on land in the City of Concord owned by CECo in fee. CECo's sixteen electric distribution substations constitute 83,900 KVA of capacity for the transformation of electric energy from the 34.5 KV transmission voltage to primary distribution voltage levels. The electric substations are, with one exception, located on land owned by CECo in fee. The sole exception is located on land occupied pursuant to a perpetual easement.
     CECo has in excess of 39 pole miles of 34.5 KV electric transmission facilities located, with minor exceptions, either on land owned by CECo in fee or on land occupied pursuant to perpetual
easements.    CECo  also  has 607  pole miles  of overhead  electric
distribution primary voltage lines and approximately 90 cable  miles
of underground  primary voltage  lines.   The electric  distribution
lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use
by CECo without objection by the  owners.   In the  case of  certain
distribution lines, CECo owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.
     Additionally, CECo owns in fee 137.7 acres of land located on the east bank of the Merrimack River in the City of Concord. Of the total acreage, 81.2 acres are located within an industrial park zone, as specified in the zoning ordinances of the City of Concord.
     The physical properties of CECo (with certain exceptions) and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of CECo are outstanding.
     E&H's distribution and engineering service  center building  is
located  on  land  owned by  E&H in  fee.   E&H's fourteen  electric
distribution  substations,  together   with  a   5,000  KVA   mobile
substation, constitute 91,400 KVA of capacity for the transformation of electric energy from the 34.5 KV transmission voltage to primary distribution voltage levels. The electric substations are located on land owned by E&H in fee.
     E&H has in excess of 68 pole miles of 34.5 KV electric transmission facilities located on land either owned or occupied
pursuant to perpetual easements.   E&H also  has 681  pole miles  of
overhead   electric   distribution   primary   voltage   lines   and
approximately 69 cable miles of underground primary voltage lines.
The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit,
municipal  consent,   tariff  conditions,   agreement  or   license,
expressed or implied through use by E&H without objection by the owners. In the case of certain distribution lines, E&H owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.
     Certain physical properties of E&H and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of E&H are outstanding.
          FG&E owns a propane  gas plant  and leases  an LNG  plant,
both of which are located on land owned by it in fee.   The  Company
has entered into agreements for joint ownership with others of one nuclear and two fossil fuel generating facilities. At December 31, 1993, the electric properties of the Company consisted principally of 70 miles of transmission lines, 18 transmission and distribution substations with a total capacity of 292,150 KVA (one thousand
volt-amperes)  and  646  miles  of  distribution  lines.    Electric
transmission facilities (including substations) and steel, cast iron and plastic gas mains owned by the Company are, with minor exceptions, located on land owned by the Company in fee or occupied
pursuant to perpetual  easements.   The Company  leases its  service
building, and its combustion turbine electric peaking generator and LNG facility. (See Business - Electric Operations and Energy Supply and Gas Operations and Supply above for additional information regarding the Company's plants, facilities and gas mains and services.)
     UNITIL Realty was, until February 13, 1995, the owner of the Company's corporate headquarters and 36 acres of related land
located in the Town  of Exeter,  New Hampshire.   On  that date  the
State of New Hampshire (the "State") took title to and possession of the land and building through eminent domain. The building is to be
demolished  in  connection  with  the  State's  Route  101   highway
expansion. (See Capital Requirements under Item 1. of this Report) The State has indicated that it does not intend to utilize the property over the next couple of years, and it is allowing the Company to remain on the property while The Company completes the construction of a new corporate office building. The Company believes that its facilities are currently adequate for their intended uses.


Item 3.  Legal Proceedings
     In June, 1993, E&H was served with a complaint from Zeabrook Associates, the owner of an apartment complex. In that complaint filed in the New Hampshire Superior Court for Rockingham County, the owner asserts that the Company improperly imposed a cash deposit requirement for new residential customers in the claimant's apartment complex resulting in lost rental income and damages to reputation. The Company believes that these claims are entirely without merit, and it has and will continue to actively defend itself against them. Likelihood of unfavorable outcome or extent of loss cannot be estimated at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

                              PART II

Item 5. Market for the registrant's common equity and related stockholder matters.

     Common Stock Market Prices and Dividends are  provided in  Item
5. of Exhibit 13.1.


Item 6.  SELECTED FINANCIAL DATA

     Selected Consolidated Financial Data are provided in Item 6. of
Exhibit 13.1.


Item 7. Management's Discussion and Analysis of financial condition and results of operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations are provided in Item 7. of Exhibit 13.1.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following financial statements and Supplementary Data of the Company are provided in Item 8. of Exhibit 13.1.


Consolidated Balance Sheets - December 31, 1994 and 1993

Consolidated Statements of Earnings - for the years ended
December 31, 1994, 1993 and 1992

Consolidated Statements of Capitalization - December 31, 1994 and
1993

Consolidated Statements of Cash Flows
for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Common Stock Equity - for the years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this Item is set forth in Exhibit 99.1 on pages 2 through 6 of the 1995 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION
      Information required by this Item is set forth in Exhibit 99.1 on pages 8 through 12 of the 1995 Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
               Information required  by this  Item is  set forth  in
Exhibit 99.1 on pages 2 through 4 of the 1995 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        None

PART IV.
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) -  The response to this portion is submitted as a separate section of this report

          (3) - List of Exhibits

Exhibit No.       Description of Exhibit             Reference*

    3.1      Articles of Incorporation           Exhibit 3.1 to Form
               of the Company.                   S-14 Registration
                                                 Statement 2-93769

    3.2      Articles of Amendment to the
               Articles of Incorporation
               filed on March 4, 1992 and        Exhibit 3.2 to Form
               April 30, 1992.                   10-K for 1992

    3.3      By-Laws of the Company.             Exhibit 3.2 to
                                                 Form S-14
                                                 Registration
                                                 Statement 2-93769

    3.4      Articles of Exchange of Concord
               Electric Company (CECo),
               Exeter & Hampton                  Exhibit 3.3 to
               Electric Company (E&H)            10-K
               and the Company                   for 1984

    3.5      Articles of Exchange of CECo,
               E&H, and the Company -
               Stipulation of the Parties        Exhibit 3.4 to
               Relative to Recordation and       Form 10-K
               Effective Date.                   for 1984

    3.6      The Agreement and Plan of Merger
               dated March 1, 1989 among the     Exhibit 25(b) to
               Company, Fitchburg Gas and        Form 8-K
               Electric Light Company (FG&E)     dated
               and UMC Electric Co., Inc. (UMC). March 1, 1989

    3.7      Amendment No. 1 to The Agreement
             and Plan of Merger dated March      Exhibit 28(b) to
             1, 1989 among the Company, FG&E     Form 8-K, dated
             and UMC                             December 14, 1989


    4.1      Indenture of Mortgage and Deed
             of Trust dated July 15, 1958 of
             CECo relating to First
             Mortgage Bonds, Series B, 4 3/8%
             due September 15, 1988 and all
             series unless supplemented.               **

    4.2      First Supplemental Indenture
             dated January 15, 1968
             relating to CECo's First Mortgage
             Bonds, Series C, 6 3/4% due
             January 5, 1998 and all additional
             series unless  supplemented.              **

    4.3      Second Supplemental Indenture
             dated November 15, 1971
             relating to CECo's First Mortgage
             Bonds, Series D, 8.70% due
             November 15, 2001 and all
             additional series
             unless supplemented.                      **

    4.4      Fourth Supplemental Indenture
             dated March 28, 1984 amending
             CECo's Original First Mortgage
             Bonds Indenture, and First,
             Second and Third Supplemental
             Indentures and all additional series      **
             unless supplemented.

    4.5      Fifth Supplemental Indenture
             dated June 1, 1984 relating
             to CECo's First Mortgage
             Bonds, Series F, 14 7/8% due
             June 1, 1999 and all additional
             series unless supplemented.               **

    4.6      Sixth Supplemental Indenture
             dated October 29, 1987
             relating to CECo's First Mortgage
             Bonds, Series G, 9.85% due        Exhibit 4.6 to
             October 15, 1997 and all          Form 10-K
             additional series unless          for 1987
             supplemented.

    4.7      Seventh Supplemental Indenture
             dated August 29, 1991 relating
             to CECo's First Mortgage
             Bonds, Series H, 9.43% due
             September 1, 2003 and all         Exhibit 4.7 to
             additional series                 Form 10-K
             unless supplemented.              for 1991

    4.8      Eighth Supplemental Indenture
             dated October 14, 1994
             relating to CECo's First Mortgage
             Bonds, Series I, 8.49% due October
             14, 2024 and all additional series Filed herewith unless supplemented.

    4.9      Indenture of Mortgage and Deed
             of Trust dated December 1,
             1952 of E&H                       Exhibit 4.5 to
             relating to all series unless     Registration
             supplemented.                     Statement 2-49218

    4.10     Third Supplemental Indenture
             dated June 1, 1964 relating
             to E&H's First Mortgage Bonds,
             Series D, 4 3/4% due June 1,
             1994 and all                      Exhibit 4.5 to
             additional series unless          Registration
             supplemented.                     Statement 2-49218

    4.11     Fourth Supplemental Indenture
             dated January 15, 1968
             relating to E&H's
             First Mortgage Bonds, Series      Exhibit 4.6 to
             E, 6 3/4% due January 15, 1998    Registration
             and all additional series unless Statement 2-49218 supplemented.

    4.12     Fifth Supplemental Indenture
             dated November 15, 1971
             relating to E&H's
             First Mortgage Bonds, Series      Exhibit 4.7 to
             F, 8.70% due November 15, 2001    Registration
             and all additional series unless Statement 2-49218 supplemented.

    4.13     Sixth Supplemental Indenture
             dated April 1, 1974 relating
             to E&H's First
             Mortgage Bonds, Series G,
             8 7/8% due April 1, 2004 and all
             additional series unless supplemented.    **

    4.14     Seventh Supplemental Indenture
             dated December 15, 1977
             relating to E&H's                 Exhibit 4 to
             First Mortgage Bonds, Series      Form 10-K
             H, 8.50% due December 15, 200     for 1977
             and all additional series unless (File No. 0-7751) supplemented.

    4.15     Eighth Supplemental Indenture
             dated October 29, 1987
             relating to E&H's
             First Mortgage Bonds, Series      Exhibit 4.15 to
             I, 9.85% due October 15, 1997     Form 10-K
             and all additional series unless for 1987 supplemented.

    4.16     Ninth Supplemental Indenture
             dated August 29, 1991 relating
             to E&H's First Mortgage Bonds,
             Series J, 9.43% due September     Exhibit 4.18 to
             1, 2003 and  all additional       Form 10-K
             series unless supplemented.       for 1991

    4.17     Tenth Supplemental Indenture
             dated October 14, 1994
             relating to E&H's
             First Mortgage Bonds, Series K
             8.49% due October 14, 2024 and
             all additional series unless      Filed herewith
             supplemented.

    4.18     Bond Purchase Agreement dated
             August 29, 1991 relating to
             E&H's First Mortgage Bonds,       Exhibit 4.19
             Series J Form 9.43% due September to Form 10-K
             1, 2003                           for 1991

    4.19     Purchase Agreement dated March
             20, 1992 for the 8.55% Senior     Exhibit 4.18 to
             Notes due March 31, 2004          Form 10-K for 1993

    4.20     Note Agreement dated November
             30,1993 for the 6.75% Notes due   Exhibit 4.18 to
             November 30, 2023                 Form 10-K for 1993

    4.21     First Mortgage Loan Agreement
             dated October 24, 1988 with an
             Institutional Investor in
             connection with UNITIL Realty
             Corp.'s acquisition of the        Exhibit 4.16 to
             Company's facilities in Exeter,   Form 10-K
             New Hampshire.                    for 1988

    10.1     Labor Agreement effective June
             1, 1994 between CECo
             and The International
             Brotherhood of Electrical
             Workers, Local Union No. 1837     Filed herewith

    10.2     Labor Agreement effective May
             31, 1992 between E&H
             and The International
             Brotherhood of Electrical
             Workers, Local Union              Exhibit 10.2 to
             No. 1837, Unit 1.                 Form 10-K for 1992

    10.3     Labor Agreement effective May 1,
             1994 between FG&E and The
             Brotherhood of Utility Workers
             of New England, Inc., Local Union
             No. 340.                          Filed herewith

    10.4     UNITIL System Agreement dated
             June 19, 1986 providing that
             UNITIL Power will supply          Exhibit 10.9 to
             wholesale requirements            Form 10-K
             electric service to CECo and E&H  for 1986

    10.5     Supplement No. 1 to UNITIL
             System Agreement providing that
             UNITIL Power will supply wholesale Exhibit 10.8 to
             requirements electric service      Form 10-K
             to CECo and E&H.                   for 1987

    10.6     Transmission Agreement Between
             UNITIL Power Corp. and Public
             Service Company of New            Exhibit 10.6 to
             Hampshire, Effective November     Form 10-K
             11, 1992.                         for 1993

    10.7     Form of Severance Agreement
             dated February 21, 1989,          Exhibit 10.55 to
             between the Company and           Form 8
             the persons named in the          dated
             schedule attached thereto.        April 12, 1989

    10.8     Key Employee Stock Option         Exhibit 10.56 to
             Plan effective as of              Form 8 dated
             January 17, 1989.                 April 12, 1989

    10.9     UNITIL Corporation Key Employee   Exhibit 10.63 to
             Stock Option Plan Award           Form 10-K
             Agreement.                        for 1989

   10.10     UNITIL Corporation Management     Exhibit 10.94 to
             Performance Compensation          Form 10-K/A for
             Program.                          1993

   10.11     UNITIL Corporation Supplemental
             Executive Retirement Plan         Exhibit 10.95 to
             effective as of January 1,        Form 10-K/A for
             1987.                             1993

    11.1     Statement Re Computation in
             Support of Earnings Per Share
             for the Company                   Filed herewith

    12.1     Statement Re Computation in
             Support of Ratio of Earnings
             to Fixed Charges for the          Filed herewith
             Company.

    13.1     Portions of 1994 Annual Report    Filed herewith
             to Shareholders which have been
             incorporated by reference in
             Part II, Items 5 through 8 and
             Part IV, Items 14 a(1) and
             14 a(2).

    22.1     Statement Re Subsidiaries of
             Registrant.                       Filed herewith

    99.1     1995 Proxy Statement              Filed herewith


* The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

**   Copies of these debt instruments will be furnished to the
Securities and Exchange Commission upon request.

     (b)  Report on Form 10-K
          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

     (d)  Financial Statement Schedules
          The response to this portion of Item 14 is submitted as a separate section of this report.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNITIL Corporation



Date   March 23, 1995                             By Peter J. Stulgis
                                                     Peter J. Stulgis
                                               Chairman of the Board of
                                               Directors, and Chief
                                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                 Capacity                     Date


   Peter J. Stulgis         Principal Executive         March 23, 1995
   Peter J. Stulgis         Officer; Director
(Chairman of the Board of Directors
    and Chief Executive Officer)




   Michael J. Dalton        Principal Operating         March 23, 1995
   Michael J. Dalton        Officer; Director
 (President and Chief
    Operating Officer)




   Gail A. Siart            Principal Financial         March 23, 1995
   Gail A. Siart            Officer
 (Treasurer and Chief
  Financial Officer)



   Charles H. Tenney II     Director                    March 23, 1995
   Charles H. Tenney II




   Douglas K. MacDonald     Director                    March 23, 1995
   Douglas K. Macdonald




   J. Parker Rice, Jr.      Director                    March 23, 1995
   J. Parker Rice, Jr.




   Charles H. Tenney III    Director                    March 23, 1995
   Charles H. Tenney III




   W. William Vanderwolk, Jr. Director                  March 23, 1995
   W. William VanderWolk, Jr.




   J. D. Wheeler             Director                   March 23, 1995
   J. D. Wheeler




   Franklin Wyman, Jr.       Director                   March 23, 1995
   Franklin Wyman, Jr.





                     ANNUAL REPORT ON FORM 10-K

                ITEM 14(a)(1) AND (2) AND ITEM 14(d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED DECEMBER 31, 1994

                WITH REPORT OF INDEPENDENT CERTIFIED

                         PUBLIC ACCOUNTANTS





                   Prepared for filing as part of
                     Annual Report (Form 10-K)
             to the Securities and Exchange Commission



FORM 10-K --- ITEM 14(a)(1) and (2)


   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     The following consolidated financial statements of the Company and subsidiaries included in the Exhibit 13.1 for the year ended
December 31, 1994 are incorporated by reference in Item 8:



Consolidated Balance Sheets - December 31, 1994 and 1993

Consolidated Statements of Earnings - for the years ended
December 31, 1994, 1993 and 1992

Consolidated Statements of Capitalization - December 31, 1994 and
1993

Consolidated Statements of Cash Flows
 for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Common Stock Equity - for the years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

The following consolidated financial statement schedules of the Company and subsidiaries are included in Item 14(d):
                                                         Page No.

     Report of Independent Certified Public Accountants     26

     For the three years ended December 31, 1994;

     Schedule VIII Valuation and Qualifying Accounts        27


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inappropriate, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.



         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
UNITIL Corporation


     In connection with our audit of the consolidated financial statements of UNITIL Corporation and subsidiaries referred to in our report dated February 10, 1995, which is included in the 1994 Annual Report to Shareholders, which is incorporated by reference in Parts II and IV of this Annual Report on Form 10-K for the year ended December 31, 1994, we have also audited the schedule listed in the Index at Part IV Item 14(a)(2). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                               GRANT THORNTON LLP

Boston, Massachusetts
February 10, 1995


____________________________________________________________________





        CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have issued our reports dated February 10, 1995, accompanying the consolidated financial statements and schedules incorporated by reference or included in the Annual Report of UNITIL Corporation and subsidiaries on Form 10-K for the year ended December 31, 1994. We hereby consent to the incorporation by reference of said reports in the Registration Statements of UNITIL Corporation and subsidiaries on Form S-3 and on Form S-8.


                                                GRANT THORNTON LLP


Boston, Massachusetts
March 30, 1995


                                                      SCHEDULE VIII.


                      UNITIL CORPORATION
        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
   Column A      Column B     Column C               Column D     Column E
                              Additions
                 Balance      Charged     Charged     Deductions  Balance at
                 at Beg.      to Cost     to Other      from      End of
                 Beginning    and Expense Accounts(A) Reserves(B) Period


Year Ended December 31, 1994

Reserves Deducted from A/R
     Electric    510,853       552,905     193,202     752,170    504,790
     Gas          70,402       157,098      58,714     217,155     69,059

                 581,255       710,003     251,916     969,325    573,849


Year Ended December 31, 1993

Reserves Deducted from A/R

     Electric    461,048       654,959     154,355     759,509    510,853
     Gas          95,008       152,720      54,733     232,059     70,402

                 556,056       807,679     209,088     991,568    581,255


Year Ended December 31, 1992

Reserves Deducted from A/R

     Electric    394,474      656,762      170,494     760,682    461,048
     Gas         135,222      140,189       60,656     241,059     95,008

                 529,696      796,951      231,150   1,001,741    556,056

(A)  Collections on Accounts Previously Charged Off
(B)  Bad Debts Charged Off
