Form 10-Q
period 1995-03-31
UNITIL CORP
filed 1995-05-15
CIK 755001

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1995


Commission File Number   1-8858

                          UNITIL Corporation
        (Exact name of registrant as specified in its charter)


        New Hampshire                                       02-0381573
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


216 Epping Road, Exeter, New Hampshire                          03833
(Address of principal executive office)                       (Zip Code)


                           (603) 772-0775
        (Registrant's telephone number, including area code)


                                NONE
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                      Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at  May 8, 1995
Common Stock, No par value                            4,284,866 Shares


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                INDEX


Part I. Financial Information                                   Page No.


Consolidated Statements of Earnings - Three
       Months Ended March 31, 1995 and 1994                         3

Consolidated Balance Sheets, March 31, 1995,
       March 31, 1994 and December 31, 1994                       4-5

Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1995 and 1994                                6

Notes to Consolidated Financial Statements                        7-8

Management's Discussion and Analysis of Results of
       Operations and Financial Condition                        9-10

Exhibit 11 - Computation of Earnings per Average
       Common Share Outstanding                                    11

Part II.  Other Information                                        12

                    PART 1. FINANCIAL INFORMATION

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)

                                             Three Months Ended
                                                  March 31,
                                             1995          1994
Operating Revenues:
 Electric                                $34,630,716   $35,422,153
 Gas                                       6,182,175     7,716,382
 Other                                       219,636       113,299
  Total Operating Revenues                41,032,527    43,251,834
Operating Expenses:
 Fuel and Purchased Power                 21,366,538    22,187,617
 Gas Purchased for Resale                  3,458,550     4,415,821
 Operating and Maintenance Expense         7,217,447     7,227,948
 Depreciation                              1,570,675     1,546,691
 Amort. of Cost of Abandoned Properties      420,719       422,321
 Provisions for Taxes:
   Local Property and Other                1,194,442     1,183,594
   Federal and State Income                1,463,536     1,688,503
   Total Operating Expenses               36,691,907    38,672,495
Operating Income                           4,340,620     4,579,339
    Non-Operating Income (Expense)          (57,724)        11,783
Gross Income                               4,282,896     4,591,122
Interest and Other Expenses:
    Interest on Long-Term Debt             1,333,808     1,172,060
    Other Interest Charges                   230,221       249,214
       Total Income Deductions             1,564,029     1,421,274
                                          ----------    ----------
Net Income                                 2,718,867     3,169,848
                                          ----------    ----------
Less Dividends on Preferred Stock             71,301        74,218
                                          ----------    ----------
Net Income Applicable to Common Stock     $2,647,566    $3,095,630
                                          ----------    ----------
Average Common Shares Outstanding          4,274,626     4,211,801

Earnings Per Share of Common Stock             $0.62         $0.73

Dividends Declared per Share
   of Common Stock (Note 1)                    $0.66         $0.62



 (The accompanying notes are an integral part of these statements.)


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)

                                    March 31,           December 31,
                                1995         1994           1994
ASSETS:

Utility Plant (at cost):
  Electric                 $143,467,360 $137,121,546   $142,311,415
  Gas                        25,894,103   24,359,258     25,652,522
  Common                      6,951,814    9,706,501      9,783,183
  Construction Work in        1,452,591    1,563,637      1,029,681
Progress
Total Utility Plant         177,765,868  172,750,942    178,776,801
Less:  Accumulated Depr.     57,509,133   54,845,686     57,203,799
Net Utility Plant           120,256,735  117,905,256    121,573,002
Non-operating Property (at       32,605      120,355        120,355
   cost)
Miscellaneous (at cost)           9,843       17,478         17,343




Current Assets:
  Cash                        6,345,082    2,457,258      3,810,123
  Accounts Receivable - less
  allowance for doubtful
  acounts of $568,626
  $618,008 and $573,849      14,492,916   16,881,818     13,281,686
  Materials and Supplies      1,529,955    1,783,658      2,089,979
  Prepayments                   688,645      751,498        408,701
  Accrued Revenue               655,514    1,775,102      2,292,297
      Total Current Assets   23,712,112   23,649,334     21,882,786




Deferred Debits:
  Unamortized Debt Expense
  (amortized)
  over term of securities)      926,128      704,671        955,931
  Unamortized Cost of Aband. 28,352,120   29,956,157     28,772,838
     Property
  Prepaid Pension Costs       5,971,880    5,180,911      5,801,714
  Other                      25,511,424   25,603,608     25,397,492
      Total Deferred Debits  60,761,552   61,445,347     60,927,975

TOTAL ASSETS               $204,772,847 $203,137,770   $204,521,461


 (The accompanying notes are an integral part of these statements.)


            UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)

                                    March 31,           December 31,
                                1995        1994           1994
CAPITALIZATION AND
LIABILITIES:

Capitalization:
Common Stock Equity (Notes 1
and 2):
Common Stock, No Par
Value, 8,000,000 Shares
Authorized,4,283,482,
4,219,326 and 4,267,837
Shares Outstanding          $32,011,689 $30,903,148    $31,751,984
Paid in Capital - Stock       1,157,807     999,889      1,062,198
   Options
  Retained Earnings          27,092,529  25,162,903     27,183,016
      Total Common Equity    60,262,025  57,065,940     59,997,198
Preferred Stock:
  Non-Redeemable,               225,000     225,000        225,000
  Non-Cumulative,
  Redeemable, Cumulative,     3,809,600   3,972,700      3,868,600
      Total Preferred Stock   4,034,600   4,197,700      4,093,600
      (Note 3)
Long-Term Debt (Note 4)      63,466,000  55,567,750     65,288,231
      Total Capitalization  127,762,625 116,831,390    129,379,029

Capital Lease Obligations     3,381,675   3,633,901      3,377,389

Current Liabilities:
  Long-Term Debt Due Within     144,000   1,771,331        292,090
    One Year
  Notes Payable                       0   7,000,000              0
  Accounts Payable           11,398,398  12,778,639     12,491,041
  Dividends Declared          1,525,877   1,444,786        152,210
  Customer Deposits           2,917,450   1,744,204      2,482,779
  Taxes Accrued               1,193,442   1,828,359      (345,243)
  Interest Accrued            1,428,365   1,039,847      1,376,477
  Capitalized Lease             525,989     404,937        460,152
    Obligations
  Other                       2,201,055   1,728,049      2,546,878
      Total Current          21,334,576  29,740,152     19,456,384
       Liabilities

Deferred Credits:
  Unamortized Investment Tax  1,955,581   2,164,178      2,006,168
    Credit
  Other                       9,258,089   9,598,340      9,212,872
    Total Deferred Credits   11,213,670  11,762,518     11,219,040

Deferred Income Taxes        41,080,301  41,169,809     41,089,619

TOTAL LIABILITIES AND       204,772,847 203,137,770    204,521,461
CAPITALIZATION

   (The accompanying notes are an integral part of these statements.)


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                  March 31,
                                              1995          1994
Net Cash Flow from Operating Activities:
  Net Income                               $2,718,867    $3,169,848
  Adjustments to Reconcile Net Income to
   Net Cash provided by Operating
   Activities:
     Depreciation and Amortization          1,991,394     1,969,012
     Deferred Taxes                            48,205      (50,496)
     Amortization of Investment Tax          (50,587)      (52,667)
      Credit
     Provision for Doubtful Accounts          185,217       188,468
     Amortization of Debt Expense              29,802        16,149
  Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                  (1,396,447)   (3,352,415)
     Materials and Supplies                   560,025       743,806
     Prepayments                            (279,944)     (262,994)
     Prepaid Pension                        (170,166)     (163,790)
     Accrued Revenue                        1,636,783     1,871,387
   Increase (Decrease) in:
     Accounts Payable                     (1,092,643)     (661,647)
     Customers' Deposits and Refunds          434,671         5,750
     Taxes Accrued                          1,538,685     1,561,178
     Interest Accrued                          51,888     (120,906)
     Other                                  (233,428)         5,611
Net Cash Provided by Operating Activities 5,972,322 4,866,294 Net Cash Flows from Investing
Activities:
     Acqusition of Property, Plant and    (2,304,238)   (1,406,810)
       Equip.
     Proceeds from Taking of Land &         2,002,056             0
       Building
Net Cash Used in Investing Activities       (302,182)   (1,406,810)
Cash Flows from Financing Activities:
     Net (Decrease) in Short-term Debt              0   (1,400,000)
     Net (Decrease) in Long-term Debt     (1,970,322)      (39,013)
     Payments of Dividends                (1,435,686)   (1,373,469)
     Issuance of Common Stock                 259,705       260,140
     Retirement of Preferred Stock           (59,000)             0
     Net Increase/(Decrease) in Capital        70,122     (155,670)
      Leases
Net  Cash Flows from Financing Activities (3,135,181)   (2,708,012)

Net  Increase in Cash                       2,534,959       751,472
Cash at beginning of year                   3,810,123     1,705,786
Cash at March 31,                          $6,345,082    $2,457,258
Supplemental Disclosure of Cash Flow
Information:
  Cash Paid for:
    Interest                               $1,482,339    $1,526,031
    Federal Income Taxes                           $0      $326,000


 (The accompanying notes are an integral part of these statements.)

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

Note 1.

Dividends Declared Per Share:

     Two regular quarterly common stock dividends were declared during the first quarter of 1995 and 1994.

Common Stock Dividend:

     On March 23, 1995, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.32 per share which is payable on May 15, 1995 to shareholders of record as of May 1, 1995.

     On January 17, 1995, the Company's Board of Directors approved a 3.2% increase to the dividend rate on its common stock. The new regular dividend rate is $0.32 per share and was payable February 15, 1995 to shareholders of record as of February 1, 1995.

Note 2.

Common Stock:

     During the first quarter of 1995, the Company sold 15,645 shares of Common Stock, at an average price of $16.625 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $259,705 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

Details on preferred stock at March 31, 1995, March 31, 1994 and
December 31, 1994 are shown below:

                                   March 31,            December 31,
                                1995        1994           1994
Preferred Stock:
  Non-Redeemable,
Non-Cumulative,
    6%, $100 Par Value          225,000     225,000        225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                215,000     230,000        230,000
    5% Dividend Series           98,000     105,000        105,000
    6% Dividend Series          168,000     175,000        175,000
    8.75% Dividend Series       344,300     344,300        344,300
    8.25% Dividend Series       406,000     436,000        436,000
    5.125% Dividend Series    1,108,100   1,150,100      1,108,100
    8% Dividend Series        1,470,200   1,532,300      1,470,200
      Total Redeemable        3,809,600   3,972,700      3,868,600
      Preferred Stock
           Total Preferred    4,034,600   4,197,700      4,093,600
           Stock

Note 4.

Long-term Debt:

     Details on long-term debt at March 31, 1995, March 31, 1994 and December 31, 1994 are shown below:
                                    March 31,         December 31,
                                1995         1994         1994

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due        1,584,000     1,584,000    1,584,000
  January 15, 1998
Series D, 8.70%, due             ---         930,000       ---
  November 15, 2001
Series G, 9.85%, due             ---       1,500,000       ---
  October 15, 1997
Series H, 9.43%, due         6,500,000     6,500,000    6,500,000
  September 1, 2003
Series I, 8.49%, due         6,000,000        ---       6,000,000
  October 14, 2024

Exeter & Hampton Electric
Company:
  First Mortgage Bonds:
Series D, 4 3/4%, due June     ---          547,500        ---
   1, 1994
Series E, 6 3/4%, due          511,000      518,000       518,000
  January 15, 1998
Series F, 8.70%, due           ---        1,235,000        ---
  November 15, 2001
Series G, 8 7/8%, due April    ---          940,000        ---
  1, 2004
Series H, 8.50%, due         1,015,000    1,120,000     1,015,000
  December 15, 2002
Series I, 9.85%, due           ---        1,400,000        ---
  October 15, 1997
Series J, 9.43%, due         5,000,000    5,000,000     5,000,000
  September 1, 2003
Series K, 8.49%, due         9,000,000        ---       9,000,000
  October 14, 2024

Fitchburg Gas and Electric
Light Company:
  Promissory Notes:
8.55% Notes due March 31,   15,000,000   15,000,000    15,000,000
  2004
6.75% Notes due November    19,000,000   19,000,000    19,000,000
  30, 2023

Realty Corp.:
  Promissory Note:
10.59% Note due October 25,    ---        2,064,581    1,963,321
  1998
Total                       63,610,000   57,339,081   65,580,321
Less: Installments due       2,083,712    1,771,331      292,090
within one year

Total Long-term Debt        61,526,288   55,567,750   65,288,231


Note 5.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1995 and 1994; and results of operations for the three months ended March 31, 1995 and 1994; and consolidated statements of cash flows for the three months ended March 31, 1995 and 1994.
     The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION



     EARNINGS

     Earnings per average common share outstanding were $0.62 for the three-months ended March 31, 1995, as compared to $0.73 per average common share outstanding for the three-months ended March 31, 1994. This decrease of $0.11 per share was primarily due to lower electric and gas base revenues and higher interest-related costs. A reduction in the System's operating costs and growing energy consulting revenue contributed positively to the first quarter earnings performance and partially offset this decrease.

     Over two-thirds of the decrease in earnings during the first quarter of 1995 was attributable to lower electric and gas base revenues in an extremely mild heating season. The weather in this quarter, as measured by heating degree days, was 16% warmer than the same period in 1994. As a result, gas firm therm sales, which are impacted most by the weather, decreased 14.8% in the first quarter of 1995 to 9,719,744 therms from 11,408,888 therms in the first quarter of 1994.

     Electric KWH sales to residential and commercial customers were also adversly impacted by the mild weather in the first quarter of 1995. Sales to the residential sector declined by approximately 7.0% in the first quarter of 1995, to 142,642,426 KWH from 153,348,444 KWH in the year earlier period. Electric sales to commercial customers declined a more modest 2.4% in the first quarter of 1995, to 87,042,181 KWH from 89,175,920 in the first quarter of 1994.
Offsetting a portion of these decreases were increases in industrial
KWH and KW sales. Not as sensitive to the weather, these sales increased more than 4.2% and 4.5%, respectively, as the System's operating companies experienced relatively strong growth in this sector. Electric KWH sales to industrial customers increased to 105,424,064 KWH in the first quarter of 1995 from 100,714,830 KWH in the first quarter of 1994.

     The UNITIL System's operating costs decreased over 5.6% in the first quarter of 1995, partially offsetting the impact of mild weather on overall energy sales. The cost reduction was primarily derived from lower gas maintenance costs and a reduction in the cost of benefits and insurance. In addition, UNITIL Resources, the Company's non-utility subsidiary, continued to provide new sources of earnings, as energy consulting revenues increased in the first quarter of 1995, as compared to the prior year period.

     Interest-related expenses increased approximately 13.8% in the first quarter of 1995, primarily reflecting the conversion of short-term debt into long-term, completed in late 1994 by the Company's two New Hampshire retail distribution subsidiaries.




     CAPITAL REQUIREMENTS

     Capital expenditures for the three months ended March 31, 1995 were approximately $2,300,000. This compares to $1,500,000 during the same period last year. Capital expenditures for the year 1995 are estimated to be approximately $15,400,000 as compared to $9,800,000 for 1994. The projected increase of $5,600,000 primarily reflects additional capital expenditures of approximately $3,200,000 for the commencement of construction of a new corporate headquarters, as well as an increase of approximately $2,400,000 for planned utility system expansions, replacements and other improvements.

     EMINENT DOMAIN PROCEDURE

     In late 1993, UNITIL Realty, the Company's wholly-owned real estate subsidiary, first received written notice that the State of New Hampshire intended to acquire the Company's corporate headquarters and related land (the "Property") by purchase or condemnation in connection with the State of New Hampshire's Route 101 highway expansion project. On February 2, 1995, UNITIL Realty received a formal Notice of Offer from the State for the purchase of the Property for $2,000,000. The Company did not accept the State's offer based on the results of an independant appraisal conducted for the Company which valued the property significantly in excess of the State's offer.

     As prescribed by statue, the State initiated an eminent domain procedure by filing a declaration of taking with the New Hampshire Board of Tax and Land Appeals (the Board) on February 13, 1995, and depositing with the Board the offer price of $2,000,000. UNITIL Realty withdrew these funds from the Board during the first quarter of 1995, without prejudice as to the Appeal process, and on March 17, 1995 the funds were used towards the payment in full of all principal and interest due on the note secured by the mortgage on the Property. The financial results for the first quarter of 1995 reflect fully the impact of the taking of the building and the repayment of the outstanding loan on the Property.

                                                 PART I.  EXHIBIT 11.

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                             (UNAUDITED)



                                          Three Months Ended
PRIMARY                                        March 31,
                                         1995             1994

Net Income                            $2,718,867       $3,169,848
Less: Dividend Requirement
     on Preferred Stock                   71,301           74,218
Net Income Applicable
    to Common Stock                    2,647,566        3,095,630

Average Number of Common
    Shares Outstanding                 4,274,626        4,211,801

Earnings Per Common Share                  $0.62            $0.73





                                          Three Months Ended
FULLY-DILUTED                                  March 31,
                                         1995             1994

Net Income                            $2,718,867       $3,169,848
Less: Dividend Requirement
     on Preferred Stock                   71,301           74,218
Net Income Applicable
    to Common Stock                    2,647,566        3,095,630

Average Number of Common
    Shares Outstanding                 4,343,520        4,283,014

Earnings Per Common Share                  $0.61            $0.72

                     PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

    Exhibit No.    Description of Exhibit                   Reference

        11         Computation in Support of
                   Earnings Per Average Common Share       Filed herewith



    (b) Reports on Form 8-K

     During the quarter ended March 31, 1995, the Company did not file any reports on Form 8-K.









                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  UNITIL CORPORATION


(Registrant)




Date:  May 12, 1995                              _/s/  Gail A. Siart
                                                Gail A. Siart, Treasurer

                (Gail A. Siart is the Principal Financial Officer and has been duly authorized to sign on behalf of the registrant.)