Form 10-Q
period 1995-06-30
UNITIL CORP
filed 1995-08-14
CIK 755001

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1995


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

    Class                                 Outstanding at  August 8, 1995
 Common Stock, No par value                         4,302,334 Shares


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                INDEX


Part I. Financial Information                                 Page No.


Consolidated Statements of Earnings - Three and Six
       Months Ended June 30, 1995 and 1994                       3

Consolidated Balance Sheets, June 30, 1995,
       June 30, 1994 and December 31, 1994                       4-5

Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 1995 and 1994                              6

Notes to Consolidated Financial Statements                       7-8

Management's Discussion and Analysis of Results of
       Operations and Financial Condition                        9-10

Exhibit 11 - Computation of Earnings per Average
       Common Share Outstanding                                  11

Part II.  Other Information                                      12



                 PART 1. FINANCIAL INFORMATION


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)


                         Three Months Ended      Six Months Ended
                                June 30,            June 30,

                          1995         1994        1995         1994
Operating Revenues:
 Electric             $34,050,063  $32,363,117  $68,680,779  $67,785,270
 Gas                    3,423,175    3,573,344    9,605,350   11,289,726
 Other                    207,034       78,140      426,670      191,439
  Total Oper. Rev.     37,680,272   36,014,601   78,712,799   79,266,435

Operating Expenses:
 Fuel and Purc. Power  23,050,619   22,152,656   46,249,619   46,225,647
 Gas Purc. for Resale   2,126,771    2,250,157    5,585,321    6,665,978
 Operations and         5,732,168    5,396,818   11,117,153   10,739,385
    Maintenance
 Depreciation           1,548,067    1,537,372    3,118,742    3,084,063
 Amort. of Cost of        396,869      384,601      817,588      806,922
   Abandoned Properties
 Provisions for Taxes:
   Local Property and   1,055,275      974,339    2,249,717    2,157,933
      Other
   Federal and State      848,735      634,991    2,312,271    2,323,494
      Income
   Total Operating     34,758,504   33,330,927   71,450,411   72,003,422
     Expenses
Operating Income        2,921,768    2,683,674    7,262,388    7,263,013
    Non-Operating Inc.    110,445        7,474       52,721       19,257
       (Expense)
Gross Income            3,032,213    2,691,148    7,315,109    7,282,270
Interest and Other
   Expenses:
    Interest on LT      1,285,403    1,168,688    2,619,211    2,340,748
      Debt
    Other Int. Chrges     219,466      236,949      449,687      486,163
       Total Income     1,504,869    1,405,637    3,068,898    2,826,911
          Deductions
Net Income              1,527,344    1,285,511    4,246,211    4,455,359
Less Dividends on          70,835       72,461      142,136      146,679
  Preferred Stock

Net Income Applicable  $1,456,509   $1,213,050   $4,104,075   $4,308,680
  to Common Stock

Average Common Shares   4,290,940    4,225,030    4,282,783    4,218,416
 Outstanding

Earnings Per Share of       $0.34        $0.29        $0.96        $1.02
 Common Stock

Dividends Declared per
 Share                      $0.32        $0.31        $0.96        $0.93
 or Common Stock (Note 1)

 (The accompanying notes are an integral part of these statements.)


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                                       June 30,          December 31,
                                  1995         1994           1994
ASSETS:

Utility Plant (at cost):
  Electric                   $144,392,906   $137,888,009    $142,311,415
  Gas                          26,102,007     24,639,902      25,652,522
  Common                        7,873,934      9,972,967       9,783,183
  Construction Work in          3,058,274      2,041,082       1,029,681
   Progress
Total Utility Plant           181,427,121    174,541,960     178,776,801
Less:  Accumulated             58,542,627     56,014,672      57,203,799
    Depreciation
Net Utility Plant             122,884,494    118,527,288     121,573,002
Non-operating Property (at         32,605        120,355         120,355
cost)
Miscellaneous (at cost)             9,843         17,478          17,343

Current Assets:
  Cash                          2,199,060      1,611,741       3,810,123
  Accounts Receivable - less
   allowance for doubtful
   accounts of $539,741
   $618,873 and $573,849       13,008,798     13,562,728      13,281,686
  Materials and Supplies        2,009,732      2,080,936       2,089,979
  Prepayments                     678,516        732,081         408,701
  Accrued Revenue               2,029,452      2,669,791       2,292,297
      Total Current Assets     19,925,558     20,657,277      21,882,786

Deferred Debits:
  Unamortized Debt Expense
(amortized over term of
 securities)                      913,559        713,274         955,931
  Unamortized Cost of          27,955,250     29,571,556      28,772,838
  Abandon. Property
  Prepaid Pension Costs         6,244,710      5,390,594       5,801,714
  Other                        24,460,235     25,776,980      25,397,492
      Total Deferred Debits    59,573,754     61,452,404      60,927,975

TOTAL ASSETS                 $202,426,254   $200,774,802    $204,521,461

 (The accompanying notes are an integral part of these statements.)


            UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)


                                    June 30,            December 31,
                                1995        1994           1994
CAPITALIZATION AND
LIABILITIES:


Capitalization:
Common Stock Equity (Notes 1
  and 2):
  Common Stock, No Par
  Value,
  8,000,000 Shares
  Authorized
  4,300,587, 4,232,666 and
  4,267,837
  Shares Outstanding        $32,293,618 $31,150,980   $31,751,984
Paid in Capital - Stock       1,251,643   1,045,482     1,062,198
  Options
  Retained Earnings          27,173,413  25,063,758    27,183,016
      Total Common Equity    60,718,674  57,260,220    59,997,198
Preferred Stock:
  Non-Redeemable,               225,000     225,000       225,000
Non-Cumulative,
  Redeemable, Cumulative,     3,773,900   3,868,600     3,868,600
      Total Preferred Stock   3,998,900   4,093,600     4,093,600
(Note 3)
Long-Term Debt (Note 4)      63,466,000  55,521,229    65,288,231
      Total Capitalization  128,183,574 116,875,049   129,379,029

Capital Lease Obligations     3,260,128   3,597,658     3,377,389

Current Liabilities:
  Long-Term Debt Due Within     144,000   1,227,486       292,090
   One Year
  Notes Payable                       0   5,340,000             0
  Accounts Payable           10,656,094  12,930,463    12,491,041
  Dividends Declared          1,534,903   1,454,971       152,210
  Customer Deposits           2,721,807   2,587,590     2,482,779
  Taxes Accrued                  39,958     193,511     (345,243)
  Interest Accrued            1,408,871   1,177,454     1,376,477
  Capitalized Lease             498,770     512,773       460,152
    Obligations
  Other                       1,832,404   2,185,267     2,546,878
      Total Current          18,836,807  27,609,515    19,456,384
       Liabilities

Deferred Credits:
  Unamortized Investment Tax  1,904,994   2,111,510     2,006,168
   Credit
  Other                       9,268,130   9,470,977     9,212,872
    Total Deferred Credits   11,173,124  11,582,487    11,219,040

Deferred Income Taxes        40,972,621  41,110,093    41,089,619

TOTAL LIABILITIES AND       202,426,254 200,774,802   204,521,461
CAPITALIZATION

        (The accompanying notes are an integral part of these statements.)

            UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                    June 30,
                                              1995          1994
Net Cash Flow from Operating Activities:
  Net Income                               $4,246,211   $4,455,359
  Adjustments to Reconcile Net Income to
   Net Cash provided by Operating
     Activities:
     Depreciation and Amortization          3,936,330    3,890,985
     Deferred Taxes                          (29,899)     (17,188)
     Amortization of Investment Tax         (101,174)    (105,334)
      Credit
     Provision for Doubtful Accounts          369,264      372,381
     Amortization of Debt Expense              43,950       32,676
  Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                     (96,377)    (217,238)
     Materials and Supplies                    80,247      446,529
     Prepayments                            (269,815)    (243,577)
     Prepaid Pension                        (442,996)    (373,473)
     Accrued Revenue                          262,845      976,698
   Increase (Decrease) in:
     Accounts Payable                     (1,834,947)    (509,822)
     Customers' Deposits and Refunds          239,028      849,136
     Taxes Accrued                            385,201     (73,671)
     Interest Accrued                          32,394       16,701
     Other                                    443,110      142,265
Net Cash Provided by Operating Activities 7,263,372 9,642,427 Net Cash Flows from Investing
Activities:
     Acquisition of Property, Plant and   (6,401,340)  (3,618,948)
      Equip.
     Proceeds from Taking of Land &         2,002,056            0
      Building
Net Cash Used in Investing Activities (4,399,284) (3,618,948) Cash Flows from Financing Activities:
     Net (Decrease) in Short-term Debt              0  (3,060,000)
     Net (Decrease) in Long-term Debt     (1,970,322)    (629,380)
     Payments of Dividends                (2,873,120)  (2,747,940)
     Issuance of Common Stock                 541,634      507,971
     Retirement of Preferred Stock           (94,700)    (104,100)
     Net Increase/(Decrease) in Capital      (78,643)     (84,075)
Leases
Net  Cash Flows from Financing Activities (4,475,151)  (6,117,524)
Net  Increase in Cash                     (1,611,063)     (94,045)
Cash at beginning of year                   3,810,123    1,705,786
Cash at June 30,                           $2,199,060   $1,611,741
Supplemental Disclosure of Cash Flow
Information:
  Cash Paid for:
    Interest                               $2,994,398   $2,777,987
    Federal Income Taxes                     $955,000   $2,231,000

 (The accompanying notes are an integral part of these statements.)

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
Note 1.

Dividends Declared Per Share:

     Three common stock dividend declarations were reported for the six months ended June 30, 1995 and 1994. For the three months ended June 30, 1995 and 1994 one quarterly dividend was declared.

Common Stock Dividend:

     On June 16, 1995, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.32 per share which is payable on August 15, 1995 to shareholders of record as of August 1, 1995.

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

Note 2.

Common Stock:

     During the second quarter of 1995, the Company sold 17,105 shares of Common Stock, at an average price of $16.831 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $281,929 were used primarily for additions, extensions, and betterments to the Company's property, plant and equipment.

Note 3.

Preferred Stock:

Details on preferred stock at June 30, 1995, June 30, 1994 and
December 31, 1994 are shown below:

                                    June 30,            December 31,
                                1995        1994           1994
Preferred Stock:
  Non-Redeemable,
Non-Cumulative,

    6%, $100 Par Value          225,000     225,000       225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                215,000     230,000       230,000
    5% Dividend Series           98,000     105,000       105,000
    6% Dividend Series          168,000     175,000       175,000
    8.75% Dividend Series       344,300     344,300       344,300
    8.25% Dividend Series       406,000     436,000       436,000
    5.125% Dividend Series    1,076,600   1,108,100     1,108,100
    8% Dividend Series        1,466,000   1,470,200     1,470,200
      Total Redeemable        3,773,900   3,868,600     3,868,600
Preferred Stock
           Total Preferred    3,998,900   4,093,600     4,093,600
            Stock

Note 4.

Long-term Debt:

     Details on long-term debt at June 30, 1995, June 30, 1994 and December 31, 1994 are shown below:

                                     June 30,          December 31,
                                1995         1994         1994

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due        1,584,000    1,584,000     1,584,000
 January 15, 1998
Series D, 8.70%, due                        930,000
 November 15, 2001
Series G, 9.85%, due                      1,500,000
 October 15, 1997
Series H, 9.43%, due         6,500,000    6,500,000     6,500,000
 September 1, 2003
Series I, 8.49%, due         6,000,000                  6,000,000
 October 14, 2024


Exeter & Hampton Electric
Company:

  First Mortgage Bonds:
Series D, 4 3/4%, due
 June 1, 1994
Series E, 6 3/4%, due          511,000       518,000      518,000
 January 15, 1998
Series F, 8.70%, due                       1,235,000
 November 15, 2001
Series G, 8 7/8%, due                        930,000
 April 1, 2004
Series H, 8.50%, due         1,015,000     1,120,000    1,015,000
 December 15, 2002
Series I, 9.85%, due                       1,400,000
 October 15, 1997
Series J, 9.43%, due         5,000,000     5,000,000    5,000,000
 September 1, 2003
Series K, 8.49%, due         9,000,000                  9,000,000
 October 14, 2024


Fitchburg Gas and Electric
Light Company:
  Promissory Notes:

8.55% Notes due March 31,   15,000,000    15,000,000   15,000,000
 2004
6.75% Notes due November    19,000,000    19,000,000   19,000,000
 30, 2023


Realty Corp.:
  Promissory Note:
10.59% Note due October 25,                2,031,715    1,963,321
 1998

 Total                      63,610,000    56,748,715   65,580,321
Less: Installments due       (144,000)     1,227,486      292,090
within one year


Total Long-term Debt        63,466,000    55,521,229   65,288,231


Note 5.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1995 and 1994; and results of operations for the six months ended June 30, 1995 and 1994; and consolidated statements of cash flows for the six months ended June 30, 1995 and 1994.
     The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION


     EARNINGS

     Consolidated earnings per average common share outstanding were $0.34 for the three-months ended June 30, 1995, as compared to $0.29 per average common share outstanding for the three-months ended June 30, 1994. This increase of $0.05 per share was primarily due to higher electric base revenues.

     Over half of the increase in second quarter earnings was due to higher electric and gas base revenues. All three of the UNITIL System's retail distribution subsidiaries experienced increased base revenues in the second quarter of 1995, as compared to 1994, reflecting increases in kilowatt-hour sales, kilowatt billing demands and firm gas therm sales. Total kilowatt-hour sales rose 5.5% in the second quarter of 1995, to 332,318,888 KWH from 314,992,652 KWH in the year earlier period. Firm gas therm sales increased 1.9% during the second quarter of 1995, to 4,660,553 therms, from 4,573,514 therms in the same period of 1994.

     While the demand for energy increased across all customer classes-residential, commercial and industrial - electricity sales were particularly strong to the System's largest industrial and commercial customers. Kilowatt-hour sales to these groups grew by 8.5% in the second quarter of 1995 to 123,641,762 KWH, from 113,957,504 KWH in the year earlier period. Electric sales to smaller non-residential customers also demonstrated solid growth in the quarter as sales rose to 90,629,970 KWH, an increase of approximately 5.6% over sales of 85,843,265 KWH in the second quarter of 1994. Residential sales grew 2.6% in the second quarter, increasing to 115,209,139 KWH in the second quarter of 1995 from 112,298,278 KWH in the year earlier period. This growth reflects an ongoing expansion of the companies' large commercial and industrial customer base, as well as, higher overall energy demand by existing customers.

     The remaining increase in second quarter earnings was primarily attributable to a reduction of over 5% in the System's operations-related costs ( excluding conservation program costs which are normally recoverable from customers through a periodic rate
adjustment mechanism).   Increased earnings by UNITIL Resources, the
System's non-utility energy consulting subsidiary, also contributed to the improved second quarter operating results. Partially offsetting these improvements in revenues and expenses during the quarter, was a 10% increase in interest expenses, due to the conversion of short-term debt into long-term debt in late 1994.

     Earnings per average common share for the six months ending June 30, 1995 and 1994 were $0.96 and $1.02, respectively. This decrease in earnings in the first six months of 1995 was primarily attributable to lower gas base revenues and increased interest expenses. Higher electric sales coupled with a reduction in the cost of operations partially offset these factors and continue to contribute positively to earnings during the current period.

     As a result of the extremely mild 1995 heating season, firm gas therm sales for the first half of 1995 decreased approximately 10.0%, to 14,380,297 therms, from 15,982,402 therms in the first half of 1994. During this same 6-month period, kilowatt-hour sales and kilowatt billing demands increased by 1.3% and 3.7%, respectively. Electric sales rose to 693,207,407 KWH in the first half of 1995, from 684,009,011 in the first half of 1994.

   Interest-related expenses increased approximately 11.9% in the first half of 1995, primarily reflecting the late 1994 conversion of short-term debt into long-debt debt by the Company's two New
Hampshire retail distribution subsidiaries.


     CAPITAL REQUIREMENTS

     Capital expenditures for the six months ended June 30, 1995 were approximately $6,400,000. This compares to $3,600,000 during the same period last year. Capital expenditures for the year 1995 are estimated to be approximately $15,500,000 as compared to $9,800,000 for 1994. The projected increase of $5,700,000 reflects an increase of approximately $2,600,000 for planned utility system expansions, replacements and other improvements, as well as additional capital expenditures of approximately $3,100,000 for the commencement of
construction of a new corporate headquarters.   The Company completed
the purchase of land for this facility during the second quarter of 1995, and site preparation work and construction are expected to begin immediately.


     COMPETITION

     As the trend continues towards competition in the electric utility industry, UNITIL has actively participated in the debates and proceedings on the issue in both New Hampshire and Massachusetts, favoring a reasonable and orderly transition to competition and more choice for all customers.

     Within New Hampshire, both the New Hampshire Public Utility Commission ( the "NHPUC") and the State Legislature have been involved in discussions and analysis relative to competition in the industry. The NHPUC recently issued its initial order in response to a petition by a power marketer seeking to sell to certain industrial customers of an investor-owned New Hampshire utility. In its order the NHPUC ruled that utilities in New Hampshire do not have exclusive franchise territories and directed the marketer to seek a declaratory order from the Federal Energy Regulatory Commission regarding its proposed transactions. This decision is likely to be appealed at the state Supreme Court. Effective July 23, 1994, the NHPUC was granted the authority pursuant to RSA 374:3-a to approve alternative forms of regulation upon either the petition of a utility or the NHPUC's own initiative. On June 9, 1995 the New Hampshire Legislature passed Senate Bill 168 (SB 168), which was signed into law on June 19, 1995. SB 168 establishes a legislative task force to consider changes in the structure of the electric utility industry. The act also directs the NHPUC to begin a retail wheeling pilot program and to act within five months to establish standards for utility discounts to industrial customers.

     In Massachusetts, the Massachusetts Department of Public Utilities (the "MDPU") has concluded hearings in its electric industry restructuring docket, DPU 95-30. On July 17, 1995, a coalition of 19 organizations filed with the MDPU a set of principles, known as the Massachusetts Roundtable Principles, that would lead to restructuring of the electric industry. The MDPU is expected to issue a decision in DPU 95-30 in the fall of 1995.

     Although the Company can not predict the outcome of these legislative and regulatory changes, the Company does believe the increasing competition in the industry is inevitable. The Company is well positioned to continue to respond to the emergence of a competitive environment.






                                                 PART I.  EXHIBIT
11.

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                             (UNAUDITED)



                           Three Months Ended    Six Months Ended
PRIMARY                          June 30,            June 30,
                            1995       1994      1995       1994

Net Income              $1,527,344 $1,285,511 $4,246,211  $4,455,359

Less: Dividend
   Requirement
     on Preferred Stock     70,835     72,461    142,136      146,679
Net Income Applicable
    to Common Stock      1,456,509  1,213,050  4,104,075    4,308,680


Average Number of Common
    Shares Outstanding   4,290,940  4,225,030  4,282,783    4,218,416


Earnings Per Common Share    $0.34      $0.29      $0.96        $1.02




                          Three Months Ended     Six Months Ended
FULLY-DILUTED                   June 30,              June 30,

                            1995       1994      1995       1994

Net Income              $1,527,344 $1,285,511  $4,246,211  $4,455,359

Less: Dividend
      Requirement
     on Preferred Stock     70,835     72,461     142,136     146,679
Net Income Applicable
    to Common Stock      1,456,509  1,213,050   4,104,075   4,308,680


Average Number of Common
    Shares Outstanding   4,365,961  4,298,194   4,357,227   4,291,015


Earnings Per Common Share    $0.33      $0.28       $0.94       $1.00


                     PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

    Exhibit No.    Description of Exhibit                  Reference

        11         Computation in Support of
                   Earnings Per Average Common Share       Filed herewith



    (b) Reports on Form 8-K

     During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.



                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           UNITIL CORPORATION
                                               (Registrant)




Date:  August 12, 1995                       /s/ Gail A.Siart
                                      Gail A. Siart, Treasurer and Chief
                                         Financial Officer

                                   (Gail A. Siart is the Principal
                                   Financial Officer and has been
                                   duly authorized to sign on behalf of the registrant.)