Form 10-Q
period 1995-09-30
UNITIL CORP
filed 1995-11-14
CIK 755001

FORM 10-Q

              		 SECURITIES AND EXCHANGE COMMISSION
		                   Washington, D.C.  20549

       	      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	               	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    September 30, 1995


Commission File Number   1-8858



                 		       UNITIL Corporation
	            (Exact name of registrant as specified in its charter)


New Hampshire                                                 02-0381573
(State or other jurisdiction of                           (I.R.S. Employer)
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


                            				 INDEX


Part I. Financial Information                                    Page No.


Consolidated Statements of Earnings - Three and Nine
	 Months Ended September 30, 1995 and 1994                          3

Consolidated Balance Sheets, September 30, 1995,
	September 30, 1994 and December 31, 1994                         4-5

Consolidated Statements of Cash Flows - Nine Months
	Ended September 30, 1995 and 1994                                  6

Notes to Consolidated Financial Statements                        7-9

Management's Discussion and Analysis of Results of
	Operations and Financial Condition                             10-12

Exhibit 11 - Computation of Earnings per Average
	Common Share Outstanding                                          13

Part II.  Other Information                                        14







		                   PART 1. FINANCIAL INFORMATION


         	     UNITIL CORPORATION AND SUBSIDIARY COMPANIES
	                 	CONSOLIDATED STATEMENTS OF EARNINGS
			                           (UNAUDITED)



                    			     Three Months Ended          Nine Months Ended
                     		       September 30,               September 30,

	                      	    1995         1994          1995          1994

Operating Revenues:
 Electric                $35,001,463  $33,154,987  $103,682,242  $100,940,257
 Gas                       2,555,376    2,596,824    12,160,726    13,886,550
 Other                       247,090       96,661       673,760       288,100
  Total Operating Revenues37,803,929   35,848,472   116,516,728   115,114,907
Operating Expenses:
 Fuel and Purchased Power 23,357,970   22,020,270    69,607,589    68,245,918
 Gas Purchased for Resale  1,715,648    1,721,571     7,300,969     8,387,549
 Operations and Maintenance5,642,261    5,463,874    16,759,414    16,203,258
 Depreciation              1,588,587    1,523,258     4,707,329     4,607,321
 Amort. of Cost of
  Abandoned Properties       416,288      410,838     1,233,876     1,217,760
 Provisions for Taxes:
  Local Property and Other 1,138,261    1,063,413     3,489,152     3,326,681
  Federal and State Income   678,819      692,019     2,889,916     2,910,178
  Total Operating Expenses34,537,834   32,895,243   105,988,245   104,898,665
Operating Income           3,266,095    2,953,229    10,528,483    10,216,242
  Non-Operating Income
   (Expense)                  55,953        1,031       108,674        20,288
Gross Income               3,322,048    2,954,260    10,637,157    10,236,530
Interest and Other Expenses:
 Interest on Long-Term Debt 1,287,777   1,159,897     3,906,988     3,500,645
 Other Interest Charges       215,310     264,309       664,997       750,472
    Total Income Deductions 1,503,087   1,424,206     4,571,985     4,251,117
Net Income                  1,818,961   1,530,054     6,065,172     5,985,413
Less Dividends on
 Preferred Stock               70,813      72,437       212,949       219,116
Net Income Applicable to
  Common Stock             $1,748,148  $1,457,617    $5,852,223    $5,766,297

Average Common Shares
  Outstanding               4,307,733   4,241,148     4,291,100     4,225,993


Earnings Per Share of
  Common Stock                  $0.40       $0.34         $1.36         $1.36

Dividends Declared per Share
or Common Stock (Note 1)        $0.32       $0.31         $1.28         $1.24


     (The accompanying notes are an integral part of these statements.)





		              UNITIL CORPORATION AND SUBSIDIARY COMPANIES
		                    	CONSOLIDATED BALANCE SHEETS
	                          			(UNAUDITED)


                           				     September 30,              December 31,
				                               1995          1994               1994
ASSETS:

Utility Plant (at cost):
  Electric                    $146,164,526    $139,820,321      $142,311,415
  Gas                           26,561,471      25,111,593        25,652,522
  Common                         7,319,241       9,888,737         9,783,183
  Construction Work in Progress  4,800,757       2,411,752         1,029,681
Total Utility Plant            184,845,995     177,232,403       178,776,801
Less:  Accumulated Depreciation 59,895,314      56,682,808        57,203,799
Net Utility Plant              124,950,681     120,549,595       121,573,002
Non-operating Property (at cost)    32,605         120,354           120,355
Miscellaneous (at cost)              9,843          17,343            17,343





Current Assets:
  Cash                           3,642,708       2,172,289         3,810,123
  Accounts Receivable - less
   allowance for doubtful
   accounts of $584,988
   $602,251 and $573,849        14,211,372      13,704,304        13,281,686
  Materials and Supplies         2,570,264       2,250,239         2,089,979
  Prepayments                      510,332         539,071           408,701
  Accrued Revenue                1,336,992         944,705         2,292,297
    Total Current Assets        22,271,668      19,610,608        21,882,786




Deferred Debits:
 Unamortized Debt Expense (amortized)
  over term of securities)         899,408         703,315           955,931
 Unamortized Cost of Abandon.
   Property                 				27,538,962      29,160,718        28,772,838
 Prepaid Pension Costs           6,466,963       5,596,154         5,801,714
 Other                          23,767,202      25,703,226        25,397,492
   Total Deferred Debits        58,672,535      61,163,413        60,927,975

TOTAL ASSETS                  $205,937,332    $201,461,313      $204,521,461



       (The accompanying notes are an integral part of these statements.)







               		  UNITIL CORPORATION AND SUBSIDIARY COMPANIES
		                     	  CONSOLIDATED BALANCE SHEETS
			                            	  (UNAUDITED)


                         				         September 30,              December 31,
				                                1995          1994               1994
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity (Notes 1 and 2):
 Common Stock, No Par Value,
 8,000,000 Shares Authorized,
 4,315,487, 4,251,319 and 4,267,837
 Shares Outstanding            $32,549,433     $31,474,810       $31,751,984
Paid in Capital - Stock Options  1,306,573       1,079,116         1,062,198
  Retained Earnings             27,540,190      25,205,006        27,183,016
    Total Common Equity         61,396,196      57,758,932        59,997,198
Preferred Stock:
  Non-Redeemable, Non-Cumulative,  225,000         225,000           225,000
  Redeemable, Cumulative,        3,773,900       3,868,600         3,868,600
   Total Preferred Stock (Note 3)3,998,900       4,093,600         4,093,600
Long-Term Debt (Note 4)         63,466,000      50,431,730        65,288,231
   Total Capitalization        128,861,096     112,284,262       129,379,029

Capital Lease Obligations        3,243,496       3,490,226         3,377,389

Current Liabilities:
 Long-Term Debt Due Within
    One Year                       144,000       6,283,238           292,090
  Notes Payable                          0       6,300,000                 0
  Accounts Payable              12,286,058      12,094,742        12,491,041
  Dividends Declared             1,545,403       1,466,625           152,210
  Customer Deposits              2,556,291       2,641,060         2,482,779
  Taxes Accrued                    662,483         342,319          (345,243)
  Interest Accrued               1,453,500       1,001,835         1,376,477
  Capitalized Lease Obligations    589,177         490,685           460,152
  Other                          2,314,465       2,561,721         2,546,878
    Total Current Liabilities   21,551,377      33,182,225        19,456,384

Deferred Credits:
 Unamortized Investment Tax
   Credit                   				 1,854,408       2,058,844         2,006,168
 Other                           9,555,830       9,404,374         9,212,872
  Total Deferred Credits        11,410,238      11,463,218        11,219,040

Deferred Income Taxes           40,871,125      41,041,382        41,089,619

TOTAL LIABILITIES AND CAPITALIZATION
                      		      $205,937,332    $201,461,313      $204,521,461


       (The accompanying notes are an integral part of these statements.)








           		    UNITIL CORPORATION AND SUBSIDIARY COMPANIES
		                  CONSOLIDATED STATEMENTS OF CASH FLOWS
				                              (UNAUDITED)

                                                 							September 30,
	                                           					    1995            1994
Net Cash Flow from Operating Activities:
 Net Income                                      $6,065,172      $5,985,413
 Adjustments to Reconcile Net Income to
  Net Cash provided by Operating Activities:
   Depreciation and Amortization                  5,941,205       5,825,081
   Deferred Taxes                                  (155,070)         14,363
   Amortization of Investment Tax Credit           (151,760)       (158,000)
   Provision for Doubtful Accounts                  648,313         564,772
   Amortization of Debt Expense                      58,101          48,904
 Change in Assets and Liabilities
  (Increase) Decrease in:
   Accounts Receivable                           (1,577,999)       (551,204)
   Materials and Supplies                          (480,285)        277,226
   Prepayments                                     (101,631)        (50,567)
   Prepaid Pension                                 (665,249)       (579,033)
   Accrued Revenue                                  955,305       2,701,784
  Increase (Decrease) in:
   Accounts Payable                                (204,983)     (1,345,543)
   Customers' Deposits and Refunds                   73,512         902,606
   Taxes Accrued                                  1,007,726          75,137
   Interest Accrued                                  77,023        (158,918)
   Other                                          1,923,474         387,190
Net Cash Provided by Operating Activities        13,412,854      13,939,211
Net Cash Flows from  Investing Activities:
  Acquisition of Property, Plant and Equip.      (9,995,079)     (7,098,595)
  Proceeds from Taking of Land & Building         2,002,056               0
Net Cash Used in Investing Activities            (7,993,023)     (7,098,595)
Cash Flows from Financing Activities:
  Net (Decrease) in Short-term Debt                       0      (2,100,000)
  Net (Decrease) in Long-term Debt               (1,970,321)       (663,125)
  Payments of Dividends                          (4,314,805)     (4,125,094)
  Issuance of Common Stock                          797,449         831,801
  Retirement of Preferred Stock                     (94,700)       (104,100)
  Net Increase/(Decrease) in Capital Leases          (4,869)       (213,595)
Net Cash Flows from Financing Activities         (5,587,246)     (6,374,113)
Net Increase in Cash                               (167,415)        466,503
Cash at beginning of year                         3,810,123       1,705,786
Cash at September 30,                            $3,642,708      $2,172,289
Supplemental Disclosure of Cash Flow Information:
 Cash Paid for:
  Interest                                       $4,573,329      $4,361,661
  Federal Income Taxes                           $2,455,000      $3,181,527


     (The accompanying notes are an integral part of these statements.)








		                  UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                  		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    			                            (UNAUDITED)

Note 1.

Dividends Declared Per Share:

     Four common stock dividend declarations were reported for each of the nine month periods ended September 30, 1995 and 1994. For each of the three month periods ended September 30, 1995 and 1994 one quarterly dividend was declared.

Common Stock Dividend:

     On September 28, 1995, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.32 per share which is payable on November 15, 1995 to shareholders of record as of November 1, 1995.

     On June 15, 1995, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.32 per share which was paid on August 15, 1995 to shareholders of record as of August 1, 1995.

     On March 23, 1995, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.32 per share which was paid on May 15, 1995 to shareholders of record as of May 1, 1995.

     On January 17, 1995, the Company's Board of Directors approved a 3.2% increase to the dividend rate on its common stock. The new regular dividend rate is $0.32 per share and was payable February 15, 1995 to shareholders of record as of February 1,1995.


Note 2.

Common Stock:

     During the third quarter of 1995, the Company sold 14,900 shares of Common Stock, at an average price of $17.17 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $255,815 were used primarily for additions, extensions and betterments to the Company's property, plant and equipment.


Note 3.

Preferred Stock:

Details on preferred stock at September 30, 1995, September 30, 1994 and December 31, 1994 are shown below:











                           				     September 30,              December 31,
				                                1995          1994               1994
Preferred Stock:
 Non-Redeemable, Non-Cumulative,
  6%, $100 Par Value             $225,000      $225,000           $225,000
 Redeemable, Cumulative,
  $100 Par Value:
  8.70% Series                    215,000       230,000            230,000
  5% Dividend Series               98,000       105,000            105,000
  6% Dividend Series              168,000       175,000            175,000
  8.75% Dividend Series           344,300       344,300            344,300
  8.25% Dividend Series           406,000       436,000            436,000
  5.125% Dividend Series        1,076,600     1,108,100          1,108,100
  8% Dividend Series            1,466,000     1,470,200          1,470,200
   Total Redeemable Preferred Stock
                            				3,773,900     3,868,600          3,868,600
     Total Preferred Stock     $3,998,900    $4,093,600         $4,093,600



Note 4.

Long-term Debt:

     Details on long-term debt at September 30, 1995, September 30, 1994 and December 31, 1994 are shown below:

                                 					      September 30,        December 31,
					                                      1995       1994           1994

Concord Electric Company:
 First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998  $1,584,000  $1,584,000    $1,584,000
Series D, 8.70%, due November 15, 2001      ---        930,000       ---
Series G, 9.85%, due October 15, 1997       ---      1,500,000       ---
Series H, 9.43%, due September 1, 2003   6,500,000   6,500,000     6,500,000
Series I, 8.49%, due October 14, 2024    6,000,000      ---        6,000,000

Exeter & Hampton Electric Company:
 First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998     511,000     518,000       518,000
Series F, 8.70%, due November 15, 2001      ---      1,235,000        ---
Series G, 8 7/8%, due April 1, 2004         ---        930,000        ---
Series H, 8.50%, due December 15, 2002   1,015,000   1,120,000     1,015,000
Series I, 9.85%, due October 15, 1997       ---      1,400,000        ---
Series J, 9.43%, due September 1, 2003   5,000,000   5,000,000     5,000,000
Series K, 8.49%, due October 14, 2024    9,000,000      ---        9,000,000



Fitchburg Gas and Electric Light Company:
 Promissory Notes:
8.55% Notes due March 31, 2004          15,000,000  15,000,000    15,000,000
6.75% Notes due November 30, 2023       19,000,000  19,000,000    19,000,000

Realty Corp.:
 Promissory Note:
10.59% Note due October 25, 1998           ---       1,997,969     1,963,321
Total                                   63,610,000  56,714,969    65,580,321
Less: Installments due within one year     144,000   6,283,238       292,090

Total Long-term Debt                   $63,466,000 $50,431,731   $65,288,231



Note 5.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1995 and 1994; and results of operations for the nine months ended September 30, 1995 and 1994; and consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994.

    The results of operations for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.








	                UNITIL CORPORATION AND SUBSIDIARY COMPANIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
	                   		   AND FINANCIAL CONDITION


     EARNINGS

     Consolidated net income rose 19% in the third quarter ending September 30, 1995, compared to the third quarter of 1994, resulting in earnings per share of $0.40 -- a $0.06 increase over earnings in the prior period. This improvement in earnings was primarily a result of higher electric base revenue and overall reductions in costs related to electric production and system-wide operations.

     The bulk of the increase in third quarter earnings was due to higher electric base revenue. Total electric base revenue was up 2.8% during the third quarter of 1995, as compared to 1994, as all three of the System's retail distribution subsidiaries experienced higher electric sales. The System's total kilowatt hours rose 3.3% in the third quarter of 1995, to 365,533,151 KWH from 353,952,223 KWH in the same period a year earlier. Total kilowatt (KW) customer billing demands were also up during the current period, increasing by 5.6% over the prior period. These sales increases are primarily attributable to the expansion of the Company's commercial and industrial customer base, as well as the positive impact of the summer's weather on customer demands for electric cooling. Kilowatt-hour sales to the System's largest commercial and industrial customers grew by 6.7% in the third quarter of 1995 to 132,406,283 KWH, from 124,110,115 KWH in the year earlier period. Electric sales to regular commercial customers grew by 1.2% in the third quarter, as sales rose to 104,570,164 KWH from 103,305,893 KWH in the third quarter of 1994. Residential sales grew 1.6% in the third quarter, increasing to 125,669,739 KWH from 123,628,260 KWH in the year earlier period.

     Earnings during the third quarter of 1995 also benefited from a 11.9% reduction in electric production cost of the Company's Massachusetts's subsidiary and ongoing reductions in the System's base operating costs
( not including fuel, purchased power and conservation program costs which are normally recoverable from customers through a periodic rate adjustment mechanism). In addition, UNITIL Resources, the System's non-utility energy consulting subsidiary continued to increase its contribution to earnings in the third quarter. However, one of UNITIL Resources' principal customers recently notified UNITIL Resources of its intent to terminate its service agreement as of the end of 1995, which will 32 per share which was paid on May 15, 1995 to shareholders ofless new agreements are entered into to replace the revenue from the terminated agreement. Partially offsetting improvements in revenue and expenses during the third quarter were a 15% increase in local property taxes and, primarily due to the conversion of short-term debt into long-term debt in late 1994, an 11% increase in interest expenses.

     Earnings per average common share for the nine months ending September 30, 1995, were $1.36, unchanged from the same nine-month period a year earlier. The nine-month results reflect the improvement in second and third quarter earnings - both up $0.06 per share - which fully offset the effects of unseasonably warm winter weather that suppressed first quarter earnings. In addition, overall reductions in the System's operations-related costs have continued to contribute positively to the Company's earnings performance throughout the year.

     Due to the mild winter heating season, firm gas therm sales for the first nine months of 1995 decreased approximately 8.9%, to 16,315,507 therms, from 17,906,247 therms in the first nine months of 1994. During this same 9-month period, kilowatt-hour sales and kilowatt billing demands increased by 2.0% and 4.4%, respectively. Electric sales rose to 1,058,740,558 KWH in the first nine months of 1995, from 1,037,961,234 in the year earlier period. The Company's current outlook for 1996 calls for continuation of this positive trend in electric energy sales growth. Part of this growth will come from new customers like Massachusetts Recycling Associates, a state of the art paper recycling complex currently under construction in Fitchburg, Mass. UNITIL's Massachusetts subsidiary, FG&E, recently finalized an agreement to supply up to 17 MW of new load to this company, beginning in 1996.



     CAPITAL REQUIREMENTS

     Capital expenditures for the nine months ended September 30, 1995 were approximately $10 million. This compares to $7.1 million during the same period last year. Capital expenditures for the year 1995 are estimated to be approximately $15.8 million as compared to $9.8 million for 1994. The projected increase of $6 million reflects an increase of approximately
$2.9 million for planned utility system expansions, replacements and other improvements, as well as additional capital expenditures of approximately $3.1 million for the commencement
in 1995 of construction of a new corporate headquarters.   The
Company completed the purchase of land for this facility during the second quarter of 1995, and site preparation work and construction on the new building began during the third quarter of 1995.


     COMPETITION

     As the trend continues towards competition in the electric utility industry, UNITIL has actively participated in industry, legislative and regulatory proceedings on the issues of competition and industry restructuring at both the federal and state levels, favoring a reasonable and orderly transition to competition and more choice for all customers.

     Both the New Hampshire Public Utility Commission ( the "NHPUC") and the New Hampshire Legislature have been involved in discussions and analysis relative to competition in the industry. The NHPUC recently issued its initial order in response to a petition by a power marketer seeking to sell to certain industrial customers of an investor-owned New Hampshire utility. In its order the NHPUC ruled that utilities in New Hampshire do not have exclusive franchise territories as a matter of law and directed the marketer to seek a declaratory order from the Federal Energy Regulatory Commission regarding its proposed transactions. This decision has been appealed at theNew Hampshire Supreme Court. Effective July 23, 1994, the
NHPUC was granted the authority to approve alternative forms of regulation upon either the petition of a utility or the NHPUC's own initiative. On June 9, 1995 the New Hampshire Legislature passed Senate Bill 168 (SB 168), which was signed into law on June 19, 1995. SB 168 establishes a legislative committee to consider changes in the structure of the electric utility industry. The act also directs the NHPUC to begin a retail wheeling pilot program and to act within five months to establish standards for utility discounts to industrial customers. The legislative committee and its subcommittees have been meeting regularly gathering information. The subcommittees are due to report their findings and recommendations to the full committee by year end. The full committee is attempting to complete its work in time for the start of the next legislative session. The NHPUC has issued its preliminary guidelines for the retail wheeling pilot program and has issued a schedule for completing its review and approval process that would lead to program implementation in May, 1996.

     In Massachusetts, the Massachusetts Department of Public Utilities (the "MDPU") has concluded hearings in its electric industry restructuring docket, DPU 95-30. On July 17, 1995, a coalition of 19 organizations filed with the MDPU a set of principles, known as the Massachusetts Roundtable Principles, that would lead to restructuring of the electric industry. The MDPU issued an Order in MDPU 95-30 on August 16, 1995 requiring the three largest Massachusetts' electric utilities to file restructuring plans by February 16, 1996 and the remaining Massachusetts' electric utilities (including FG&E) to file restructuring plans three months after the MDPU issues orders regarding the first three plans.



                                                        PART I.  EXHIBIT 11.

           	       UNITIL CORPORATION AND SUBSIDIARY COMPANIES

         COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
			                               (UNAUDITED)



                     			     Three Months Ended          Nine Months Ended
PRIMARY                        September 30,               September 30,
EARNINGS PER SHARE          1995         1994          1995          1994

Net Income                $1,818,961   $1,530,054    $6,065,172    $5,985,413
Less: Dividend Requirement
  on Preferred Stock          70,813       72,437       212,949       219,116
Net Income Applicable
  to Common Stock         $1,748,148   $1,457,617    $5,852,223    $5,766,297

Average Number of Common
 Shares Outstanding        4,307,733    4,241,148     4,291,100     4,225,993

Earnings Per Common Share      $0.40        $0.34         $1.36         $1.36





                     			     Three Months Ended          Nine Months Ended
FULLY-DILUTED                  September 30,               September 30,
EARNINGS PER SHARE          1995         1994          1995          1994

Net Income                $1,818,961   $1,530,054    $6,065,172    $5,985,413
Less: Dividend Requirement
  on Preferred Stock          70,813       72,437       212,949       219,116
Net Income Applicable
  to Common Stock         $1,748,148   $1,457,617    $5,852,223    $5,766,297


Average Number of Common
  Shares Outstanding       4,390,143    4,309,540     4,370,279     4,298,791

Earnings Per Common Share      $0.40        $0.34         $1.34         $1.34








                       			   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

	(a)     Exhibits

	Exhibit No.     Description of Exhibit                  Reference

	     11         Computation in Support of
               		Earnings Per Average Common Share     Filed herewith


	(b)     Reports on Form 8-K

	During the quarter ended September 30, 1995, the Company did not file any reports on Form 8-K.















                          				SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 					  UNITIL CORPORATION
					                                   (Registrant)





Date:  November 13, 1995
                                  Gail A. Siart, Treasurer and Chief Financial
				                              Officer

                               				  (Gail A. Siart is the Principal Financial
				                                 Officer and has been duly authorized to
				                                 sign on behalf of the registrant.)