Form 10-K
period 1995-12-31
UNITIL CORP
filed 1996-03-29
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

[  X  ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF  1934
                 For the fiscal year ended December 31, 1995
                                  OR
[    ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-8858

                          UNITIL CORPORATION
          (Exact name of registrant as specified in its charter)

          New Hampshire                                       02-0381573
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  216 Epping Road, Exeter, New Hampshire                      03833-4571
 (Address of principal executive office                        (Zip Code)

      Registrant's telephone number, including area code:  (603) 772-0775

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

Based on the closing price of March 1, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $103,580,088.
The number of common shares outstanding of the registrant was 4,338,433 as of March 1, 1996.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 18, 1996, are incorporated by reference into Part III of this Report.

                          UNITIL CORPORATION
                              FORM 10-K
             For the Fiscal Year Ended December 31, 1995
                          Table of Contents

Item                             Description                      Page

                                PART I
1 Business

      General..............................................         2
      Competition and Industry Restructuring...............         3
      Rates and Regulation.................................         5
      Resource Planning....................................         6
      Energy Requirements..................................         7
      Fuel Supplyz.........................................         8
      Gas Operations and Supply............................         8
      Environmental Matters................................         9
      Capital Requirements.................................         9
      Financing Activities.................................        10
      Employee Relations...................................        10
      Executive Officers of Registrant.....................        10
2 Properties...............................................        11
3 Legal Proceedings........................................        12
4 Submission of Matters to a Vote of Securities Holders....        13

                               PART II

5 Market for Registrant's Common Equity and Related Stockholders
Matters....................................................        14
6 Selected Financial Data..................................        14
7 Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................        15
8 Financial Statements and Supplementary Data..............        23
9 Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.......................................        41

                               PARTIII

10   Directors and Executive Officers of the Registrant.....       42
11   Executive Compensation.................................       42
12   Security Ownership of Certain Beneficial Owners and Management42
13   Certain Relationships and Related Transactions.........       42

                               PART IV

14   Exhibits, Financial Statement Schedules and Reports on Form
8-K.........................................................       43
Signatures..................................................       50
Schedule VIII  Valuation and Qualifying Accounts and Reserves      52

Exhibit 10.2        E&H Labor Agreement effective June 25, 1995
Exhibit 11.1        Computation in Support of Earnings per Share
Exhibit 12.1        Computation in Support of Ratio of Earnings to Fixed Charges
Exhibit 21.1        Subsidiaries of Registrant
Exhibit 27.0        Financial Data Schedule
Exhibit 28.1 Form 11-K Annual Report of the UNITIL Corporation Tax Deferred Savings and Investment Plan for the year ended December 31, 1995
Exhibit 99.1        1996 Proxy Statement

                               PART I

Item 1.  Business.
                               General

    Unitil Corporation (the Company), a registered public utility holding company, was incorporated under the laws of The State of New Hampshire on September 7, 1984. Through Concord Electric Company
(CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E) and Unitil Power Corp. (Unitil Power), all of which are wholly owned utility subsidiaries of the Company, the Company's principal business is the purchase, transmission, distribution and sale of electricity at retail, and the distribution and sale of natural gas at retail by FG&E. The Company was initially incorporated in connection with a business combination between CECo and E&H, which became subsidiaries of the Company on January 23, 1985 through a share exchange. Prior to this share exchange, the Company conducted no business operations and had no assets. FG&E became a wholly owned subsidiary of the Company by a "pooling of interests" merger between FG&E and the Company on April 28, 1992. Unitil Power, a New Hampshire corporation incorporated on October 9 , 1984, is the wholesale supplier of electricity to CECo and E&H. The Company has three additional subsidiaries: Unitil Realty Corp. (Unitil Realty), Unitil Resources, Inc. (Unitil Resources) and Unitil Service Corp. (Unitil Service). The Company's principal executive office is located at 216 Epping Road, Exeter, New Hampshire 03833-4571. (Telephone (603) 772-0775)
    CECo, a New Hampshire corporation incorporated in 1901, is engaged in the purchase, transmission, distribution and sale of electricity at retail to approximately 26,350 customers in the City of Concord, which is the state capital, and twelve surrounding towns, all in New Hampshire. CECo's service area consists of approximately 240 square miles in the Merrimack River Valley of south central New Hampshire. The service area includes the City of Concord and major portions of the surrounding towns of Bow, Boscawen, Canterbury, Chichester, Epsom, Salisbury and Webster, and limited areas in the towns of Allenstown, Dunbarton, Hopkinton, Loudon and Pembroke.
    CECo serves residential, commercial and industrial customers. The State of New Hampshire's government operations are located within CECo's service area, including the executive, legislative, judicial branches and offices and facilities for all major state government services. In addition, CECo's service area is a retail trading center for the north central part of the state and has over sixty diversified businesses relating to insurance, printing, electronics, granite, belting, plastic yarns, furniture, machinery, sportswear and lumber. Of CECo's 1995 retail electric revenues, approximately 34% was derived from residential sales, 52% from commercial and non-manufacturing sales, 12% from industrial/manufacturing sales and 2% from other sales.
    E&H, a New Hampshire corporation incorporated in 1908, is engaged in the purchase, transmission, distribution and sale of electricity at retail to approximately 37,120 customers in Exeter and in all or part of seventeen surrounding towns, all in New Hampshire. E&H's service area consists of approximately 168 square miles in southeastern New Hampshire. The service area includes all of the towns of Atkinson, Danville, East Kingston, Exeter, Hampton, Hampton Falls, Kensington, Kingston, Newton, Plaistow, Seabrook, South Hampton and Stratham, and portions of the towns of Derry, Brentwood, Greenland, Hampstead and North Hampton.
    E&H serves residential, commercial and industrial customers. Commercial and industrial customers are quite diversified and include retail stores, shopping centers, motels, farms, restaurants, apple orchards and office buildings, as well as manufacturing firms engaged in the production of sportswear, automobile parts and electronic components. It is estimated that there are over 150,000 daily summer visitors to E&H's territory, which includes several popular resort areas and beaches along the Atlantic Ocean. Of E&H's 1995 retail electric revenues, approximately 47% was derived from residential sales, 41% from commercial and non-manufacturing sales, 10% from industrial/manufacturing sales and 2% from other sales.
    FG&E, a Massachusetts corporation organized in 1852, is an operating public utility providing electric and natural gas service in the City of Fitchburg and several surrounding communities. FG&E's service area encompasses approximately 170 square miles in north central Massachusetts.
    Electric service is supplied by FG&E to approximately 25,250 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. FG&E provides electric service to residential, commercial, and industrial customers. FG&E's industrial customers include paper manufacturing and allied products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and allied industries. Of FG&E's 1995 electric revenues, approximately 36% was derived from residential sales, 35% from commercial and non-manufacturing sales, 28% from industrial/manufacturing sales and 1% from other sales.
     Natural gas service is supplied by FG&E to approximately 15,000 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Of FG&E's 1995 gas operating revenues, approximately 52% was derived from residential sales, 24% from commercial sales, 11% from firm sales to industrial customers, and 13% from interruptible sales (which are sales to customers who possess alternative energy sources and who use gas on an as-available basis). Approximately 30% of FG&E's industrial gas revenue was derived from firm sales to paper manufacturing and allied products companies. The industrial gas revenue was derived from firm sales to fabricated metal products manufacturers, rubber and plastics manufacturers, primary iron manufacturers and other miscellaneous industries.
     Natural gas sales in New England are seasonal, and the Company's results of operations reflect this seasonality. Accordingly, results of operations are typically positively impacted by gas operations during the five heating season months from November through March of the following year. Electric sales in New England are far less seasonal than natural gas sales; however, the highest usage typically occurs in the summer and winter months due to air conditioning and heating requirements, respectively.
    Unitil Power, a New Hampshire corporation incorporated in 1984, is the full requirements wholesale supplier of electricity to CECo and E&H. (See Energy Requirements and Regulation and Rates.)
    Unitil Realty, a New Hampshire corporation incorporated in 1986, was established to acquire real estate to support the growth and expansion of the Company's utility and energy related business. Unitil Realty, until February 1995, owned the Company's corporate headquarters and related land located on Epping Road in Exeter, New Hampshire. This property was taken by the State of New Hampshire, through eminent domain, for the planned expansion of Route 101. (See "Capital Requirements" under Item 1 of this report) UNITIL Realty did purchase land in Hampton, New Hampshire during 1995, on which it is currently constructing UNITIL's new corporate headquarters.
    Unitil Resources, a New Hampshire corporation incorporated in 1993, provides consulting and other services on energy related matters to non-affiliates. These services include power brokering, financial, accounting, regulatory and related operational services.
    Unitil Service, a New Hampshire corporation incorporated in 1984, supplies centralized professional and support services to the Unitil System of Companies.

                Competition and Industry Restructuring

    The current focus on restructuring the electric industry has been building in recent years due to a variety of economic, social, and political forces. They include legislative and regulatory changes, technological advances and consumer demands for lower prices.
    Competition at the wholesale level has existed for a number of years, and has been increasing as a result of the passage of the Energy Policy Act of 1992, initiatives in transmission pricing and policy at the Federal Energy Regulatory Commission (FERC), and greater contracting activity among utility and non-utility suppliers. As a wholesale purchaser of electric energy for resale to customers, wholesale competition has provided the Company with many opportunities for achieving significant power supply savings for its customers.  The focus of industry restructuring has now shifted to the retail electric market, however, where electricity is provided directly to the ultimate users.
    For many utilities this shift from natural monopoly to open competition is causing dramatic changes  in their  traditional way  of doing business.  Increasing competition is moving the industry towards
an  unbundling  of  the  traditional  vertically  integrated   utility
structure into separate generation, transmission and distribution activities. As the industry continues to unbundle into these separate functional areas, it is likely that the transmission and distribution of electricity  will remain  largely regulated  as monopoly  services,
while  the  generation  and  sale  of  energy  will   shift  to   open
competition.
    For Unitil, preparation for and adaptation to a competitive environment has long been part of  the Company's  business strategy.
Unitil has always been structured along functional business lines reflecting a separation of its core distribution operations from its
market  based  energy acquisition  and supply  business.   For over  a
decade Unitil has managed and delivered  competitively priced,  market based energy supplies to its customers, putting it "ahead of the curve" as many utilities are now just beginning to struggle to make this transition. As a result of this strategy, Unitil has a track record of offering reliable energy services at prices that are now
among  the  lowest  in  our  region.  Further,   as  new   competitive
opportunities emerge, Unitil is designing new services and pricing its products to be the supplier of choice.
    The Unitil Companies have received regulatory approval for the
Company's Energy  Bank(TM)   program.   Energy Bank(TM)  is an  innovative
economic development program designed to bring low-cost energy to  new and expanding industrial customers. With rates in the range of 5 cents/KWH, this program offers electric energy at a price that is equal to the national average  industrial rate  and is  40% below  the
current  average  industrial  rate  in New  England.   In addition  to
providing substantial  benefits  to  new  and  expanding   industrial
customers in the form of very competitive market pricing, Energy Bank(TM) will also provide significant benefits to all the System's customers in the form of local economic development activity, reduced power costs, and lower costs to all customers through the issuance  of
Power Dividends.
    Unitil has also taken steps to prepare for competitive
opportunities in new, unregulated energy markets. On January 5, 1996, Unitil filed an application on Form U-1 with the SEC to allow Unitil Resources to engage in electric power, natural gas and other energy
commodity marketing at wholesale and at retail.   Unitil Resources  is
currently authorized to engage in the business of providing energy related management and consulting services, including power brokering,
to  entities  outside  the  Unitil  holding  company  system.   Unitil
Resources will have to comply with  any applicable  federal and  state
regulation on  its  activities  in  the   wholesale  and   retail
electricity and natural gas  markets, but  will otherwise  be free  to
compete  on  an  unregulated  basis  with  other  competitive   energy
suppliers in the evolving competitive marketplace.   Approval of  this
request is expected in the spring of 1996.
    Unitil continues to actively participate in industry, legislative and regulatory proceedings on the issues of competition and industry restructuring at both the federal and state levels, favoring a reasonable and orderly transition to competition and more choice for all customers.
    Both the New Hampshire Public Utilities Commission ( the "NHPUC")
and the New Hampshire Legislature  have been  involved in  discussions and analysis relative to competition in the industry.  Early in  1995, in response to a petition by a power marketer seeking to sell to certain industrial customers of an investor-owned New Hampshire utility, the NHPUC ruled that utilities in New Hampshire do not have exclusive franchise territories as a matter of law. This decision has been appealed to the New Hampshire Supreme Court, where a decision  is now pending.  In June 1995, New Hampshire  Senate Bill  168 (SB  168),
was signed into law. SB 168 established a legislative committee to consider changes in the structure of the electric utility industry and directed the NHPUC to begin a retail wheeling pilot program. The legislative committee and its subcommittees met regularly during the
summer  and  fall  of  1995,   and  several   members  sponsored   new
legislation, now  actively under  consideration,   that would  require
utility restructuring and retail customer choice  as early  as 1997.
The NHPUC issued its final guidelines on a retail wheeling pilot program on February 28, 1996, requiring utility compliance filings by
March 15, 1996, and implementation on May 28, 1996.
    During 1995, the MDPU concluded initial hearings in an
electric industry restructuring docket, and issued an order  requiring
the   three   largest   Massachusetts  electric   utilities  to   file
restructuring plans in February 1996, and the remaining Massachusetts' electric utilities (including FG&E) to file restructuring plans three months after the MDPU issues orders regarding the first three plans.
The three utilities filed plans on February 19, 1996, but the Department subsequently decided to undertake a generic rulemaking proceeding in order to establish consistent statewide ground rules for
industry  restructuring.   This process  is expected  to take  several
months, culminating in utility compliance filings on October 6, 1996.
    One aspect of the restructuring of the electric industry which could have an adverse impact on the Company is the rate treatment accorded by regulators to a utility company's potentially "stranded costs", i.e., investments in electric generation facilities and contractual obligations from purchased power contracts, which have a fair market value, based upon current wholesale market conditions, which
is less than the book value of such assets or the contract price.   To
the extent that regulators implement open retail competition and resulting retail market rates are comparable to current wholesale prices, and to the extent utilities are unable to recover such costs from ratepayers or to mitigate such costs  through expense  reductions or other means, such utilities may incur losses and may be forced to write-down certain investments in connection with the restructuring of the industry. The Company's subsidiaries which own relatively few electric generation assets, rely more heavily than most other utilities on competitively-acquired purchased power contracts subject to FERC regulation, and offer retail rates that are among the lowest in the
New England region, but the financial impact, if any,  on the  Company of regulatory treatment of stranded costs in industry restructuring is impossible to predict at this time.
    Although regulatory change with respect to natural gas utilities has been much less active in 1995 than for electric utilities, the Department issued an Order on March 15, 1996, clarifying its standards for  review  of  gas  purchase  contracting  decisions  by  local  gas
distribution  companies.     The   Department  has   also  ordered   a
Massachusetts gas company subject to its jurisdiction  to undertake  a pilot program on retail competition for residential customers, and the Unitil companies are now participating on the committees which have been set up to advise, develop and monitor the pilot program.
    Although the Company cannot predict the outcome of these
legislative changes and regulatory proceedings,  the Company  believes that increasing competition in the industry is inevitable. The Company also believes that it is well positioned to respond positively to  the
changing  regulatory   environment  and   the  shift   to  more   open
competition.

                         Rates and Regulation

    The Company is registered with the Securities and Exchange Commission (SEC) as a holding company under the Public Utility Holding Company Act of 1935 (1935 Act), and it and its subsidiaries are subject to the provisions of the 1935 Act. The Company and its subsidiaries, where applicable, are subject to regulation by the Federal Energy Regulatory Commission (FERC), the NHPUC and the MDPU with respect to rates, adequacy of service, issuance of securities, accounting and other matters. Unitil Power, as a wholesale utility, is subject to rate regulation by the FERC. Both CECo and E&H, as retail electric utilities in New Hampshire, are subject to rate regulation by the NHPUC, and FG&E is subject to MDPU regulation with respect to gas and electric retail rates, and FERC regulation with respect to New England Power Pool (NEPOOL) interchanges and other wholesale sales of electricity.
    The revenues of the Company's three retail operating subsidiaries are collected pursuant to rates on file with the NHPUC, the MDPU and, to a minor extent, the FERC. In general, retail rates are comprised of a base rate component, established during comprehensive base rate cases, and various periodic rate adjustment mechanisms, which track and reconcile particular expense elements with associated collected revenues. The last comprehensive regulatory proceedings to increase base rates for the Company's retail operating subsidiaries were in 1985 for CECo, 1984 for FG&E, and 1982 for E&H. The majority of the System's utility operating revenues are collected under various rate adjustment mechanisms, including revenues collected from customers for fuel, purchased power, cost of gas, and demand-side management program costs.
    The Unitil System Agreement (System Agreement), as approved by the FERC, governs wholesale sales by Unitil Power to its New Hampshire retail distribution affiliates, CECo and E&H, and provides for recovery by Unitil Power of all costs incurred in the provision of service. Unitil Power has continued to adjust its wholesale rates every six months in accordance with the System Agreement, and CECo and E&H have continued to file corresponding semi-annual changes in their retail fuel and purchased power adjustment clauses with the NHPUC for approval.
     FG&E also files a quarterly electric fuel charge and a semi-annual gas adjustment factor with the MDPU for approval to adjust its rates for changes in fuel and gas related costs. Although all of FG&E's fuel costs and the largest portion of its purchased power costs are fully recovered under the Department's Electric Fuel Charge regulations, FG&E's electric generation entitlements are subject to annual performance reviews. Performance targets are filed by FG&E in advance and approved by the Department, and in January of each year FG&E files data on actual unit performance for the prior November to October period. The Department will investigate reasons why units failed to meet target performance criteria, and has in some cases disallowed recovery of replacement power costs for unplanned outages which the Department deemed to be due to imprudent operations or actions.
    The NHPUC issued its final guidelines on a retail wheeling pilot program on February 28, 1996, requiring utility compliance filings by March 15, 1996, and implementation on May 28, 1996. The guidelines provide that up to 3% of each utility's retail customer's will be allowed to select from among competing electric supply providers and have this supply delivered across the local utility system. All utilities, including Unitil's New Hampshire based retail operating companies, CECo and E&H, have filed plans with the Commission and hearings are scheduled in early April. The Commission Guidelines have, in some cases, raised legal and jurisdictional issues which parties in the proceeding have tried to resolve through alternative proposals and settlements in order to avoid protracted litigation. The Unitil companies, on March 20, 1996, filed a settlement agreement with the Office of the Consumer Advocate which, if accepted by the NHPUC, would resolve the companies' key concerns regarding federal and state ratemaking jurisdiction. Unitil's plans for the pilot program involve CECo and E&H providing delivery services to customers participating in the pilot within their own service areas, and Unitil Resources offering competitive electric supply services to pilot program customers throughout the entire state.
    FG&E, the Company's combination gas and electric retail operating subsidiary, has been incurring FERC-approved transition charges from interstate pipeline suppliers, resulting from the transition to a comprehensive set of new regulations under FERC Order 636. In June, 1994, the MDPU opened an investigation for the purpose of setting standards for the recovery by Massachusetts gas utilities of FERC Ordered 636-related transition costs billed by interstate pipeline companies. On March 8, 1995, the MDPU issued its final Order in this proceeding, which authorized and directed all gas utilities to recover Order 636-related transition costs as incurred through the cost of gas adjustment mechanism on a flat volumetric rate. Through the end of 1995, the amount of transition costs incurred by FG&E totaled approximately $2.2 million. These costs have been recovered directly from FG&E's gas customers through the cost of gas adjustment mechanism. Based on estimates included in rate filings before the FERC, and on other publicly available information, it is estimated that FG&E may incur up to an additional $1.2 million of transition costs in future years. FG&E expects full recovery of these costs through billings to customers.
    On May 2, 1995, Unitil made an application to the SEC on Form U-1 seeking renewed authority and approval for short-term bank borrowings by Unitil and its subsidiaries and for renewed approval for and operation of the Unitil System Companies' cash pooling and loan arrangement. The SEC published the requisite notice with respect to this filing on May 26, 1995. On July 11, 1995, the SEC approved Unitil's application on this matter.

                          Resource Planning

    Within both New Hampshire and Massachusetts state jurisdictions, the Company's utility operating subsidiaries are subject to regulatory review of their forecasting, planning, and long term resource acquisition processes. The operating companies are required to file resource planning documents and plans every two years, in accordance with Integrated Resource Management (IRM) rules in Massachusetts and the Integrated Resource Planning (IRP) process in New Hampshire. Additionally, the operating companies are currently required to file annually comprehensive Demand-Side Management (DSM)Program Plans with their respective state regulatory commissions.

Electric Resource Planning

      In New Hampshire, an IRP was filed with the NHPUC on April 30, 1994. The NHPUC approved the IRP on February 22, 1995. The 1995/96 DSM Program Plan was filed with the NHPUC on February 1, 1995 and was approved June 28, 1995, for implementation beginning on July 1, 1995.
      In Massachusetts, FG&E filed its first IRM with the MDPU on August 3, 1992. In January 1993, FG&E filed a Comprehensive Settlement of Phase I of the IRM process. On November 15, 1993, FG&E made its Phase III IRM filing, in which it proposed DSM programs for 1994-1995, and supply side initiatives. On February 15, 1994, the MDPU approved this filing, authorized the DSM programs to proceed through July 1995, and approved the supply resources. A 12-month DSM Program Plan was filed on April 7, 1995, covering the period from August, 1995 to July, 1996. This plan was approved on July 18, 1995.

Gas Resource Planning

      The MDPU requires that gas companies file long term gas forecasts and resource plans consistent with IRP principles, and further requires that all contracts in excess of one year be filed for approval in advance. FG&E filed a gas IRP on July 29, 1994. The MDPU has initiated a review of FG&E's gas IRP, which is currently ongoing.
 Anorder is expected in early 1996.

                         Energy Requirements

    CECo, E&H, FG&E and Unitil Power are members of NEPOOL. Under the NEPOOL Agreement, to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The NEPOOL Agreement imposes generating capacity and reserve obligations and provides for the use of major transmission facilities and payments associated therewith. Each company's capability responsibility under NEPOOL involves carrying an allocated share of New England capacity requirements which is determined for each six-month period based on regional reliability criteria. Unitil Power, as the full requirements supplier to CECo and E&H, had a capability responsibility as of December, 1995 of 224.85 MW and a corresponding peak demand of 195.61 MW that occurred on July 14, 1995. FG&E's capability responsibility as of December, 1995 was 91.99 MW, with a corresponding peak demand of 79.69 MW that occurred on June 20, 1995.
    To meet the needs of CECo and E&H, Unitil Power has contracted for generating capacity and energy and for associated transmission services as needed to meet NEPOOL requirements and to provide a diverse and economical energy supply. Unitil Power's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31,1995, Unitil Power's energy needs were provided by the following fuel sources: nuclear (32%), oil (21%), coal (19%), gas (13%), wood and refuse (5%) , hydro (1%), and system and other (9%).
    FG&E meets its capacity requirements through ownership interests and power purchase contracts. FG&E's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31, 1995, FG&E's energy needs, including generation from joint-owned units, were provided from the following fuel sources: nuclear (24%), oil (22%), wood (25%), hydro (4%), coal (7%) and system and other (18%).
    FG&E has a 4.5% ownership interest, or 20.12 MW, in an oil and natural gas-fired generating plant in New Haven, Connecticut, which is operated by The United Illuminating Company, the plants' majority owner. FG&E also has a 0.1822% ownership interest, or 1.13 MW, in an oil-fired generating plant in Yarmouth, Maine, which is operated by Central Maine Power Company as the majority owner, and a 0.217% ownership interest, or 2.5 MW, in the Millstone 3 nuclear unit operated by Northeast Utilities, parent of the principal owners of that unit. In addition, FG&E operates an oil-fired combustion turbine with a current capability of 26.6 MW under a long-term financing lease.

                             Fuel Supply

      Oil. Approximately 22% of FG&E's and 21% of Unitil Power's electric power in 1995 was provided by oil-fired units, some of which are owned by FG&E. Most fuel oil used by New England electric utilities is acquired from foreign sources and is subject to interruption and price increases by foreign governments.
     Coal. Approximately 7% of FG&E's and 19% of Unitil Power's 1995 requirements were from coal-burning facilities. The facilities generally purchase their coal under long term supply agreements with prices tied to economic indices. Although coal is stored both on-site and by fuel suppliers, long term interruptions of coal supply may result in limitations in the production of power or fuel switching to oil and thus result in higher energy prices.
     Nuclear. FG&E has a 0.217% ownership interest in Millstone Unit No. 3 (the Unit). The Unit has contracted for certain segments of the nuclear fuel production cycle through various dates. This cycle includes, among other things, mining, enrichment and disposal of used fuel. Contracts for various segments of the fuel cycle will be required in the future, and their availability, prices and terms cannot now be predicted.
    Pursuant to the Nuclear Waste Policy Act of 1982, the participants in Millstone 3 were required to enter into contracts with the United States Department of Energy, prior to the operation of that Unit, for the transport and disposal of spent fuel at a nuclear waste repository. Under the Act, a national repository for nuclear waste was anticipated to be in operation by 1998. FG&E cannot predict whether the Federal government will be able to provide interim storage or permanent disposal repositories for spent fuel.

                      Gas Operations and Supply

     FG&E distributes gas purchased from domestic and Canadian suppliers under long term contracts as well as gas purchased from producers and marketers on the spot market. The diversity and flexibility of supply reflects FG&E's commitment to securing a reliable gas supply at the lowest possible cost. The following tables summarize actual gas purchases by source of supply and the cost of gas sold for the years 1993 through 1995:

                        Sources of Gas Supply
        (Expressed as percent of total MMBtu of gas purchased)

Natural Gas:                             1995      1994    1993

    Domestic firm..................      82.3%    81.9%   58.4%

    Canadian firm..................       5.6%     6.2%   11.0%

    Domestic spot market...........      11.1%     9.0%   25.2%

Total natural gas..................      99.0%    97.1%   94.6%

Supplemental gas...................       1.0%     2.9%    5.4%

Total gas purchases................     100.0%   100.0%  100.0%


                           Cost of Gas Sold

                                           1995      1994    1993

Cost of gas purchased and sold per MMBtu   $3.03     $3.47   $3.78

Percent Increase (Decrease) from prior year(12.7)%   (8.2)%    0.8%



     Under Order 636, issued by the FERC in 1992, FG&E's former sole supplier of pipeline services, TGP, was required to unbundle its transportation services and its sales services. As a result, all Local Distribution Companies (LDCs) now arrange for a portfolio of transport, storage and supply contracts to meet customer requirements.

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

                        Environmental Matters

    The Company does not expect that compliance with environmental laws or regulations will have a material effect on its business, or the businesses of its subsidiaries. The Company does not know whether, or to what extent, such regulations may affect it or its subsidiaries by impinging on the operations of other electric and gas utilities in New England.
    Unitil Power and FG&E purchase wholesale capacity and energy from a diverse group of suppliers using various fuel sources and FG&E has ownership interests in certain generating plants. Some of the purchase power contracts contain cost adjustment provisions that may allow the supplier to pass through environmental remediation costs. The Company has not been informed whether any of these suppliers are likely to incur significant environmental remediation costs and, if so, which if any such costs may be passed through.
    The Company continues to work with federal and state environmental agencies to assess the environmental contamination in the vicinity of former gas manufacturing sites operated by Fitchburg Gas and Electric Light Company, the Company's combination gas and electric operating subsidiary. Based on information developed over the last several years, it has been discovered that there is environmental contamination at a former gas manufacturing plant in Fitchburg, MA (the Sawyer Passway site). In December 1995 the Company accepted a Tier 1B permit from the Massachusetts Department of Environmental Protection (DEP) to address the site pursuant to the requirements of the Massachusetts Contingency Plan. Further investigations are necessary to assess the extent and nature of the contamination, and to evaluate potential remedies. Reports on those investigations are due to be filed with the DEP in early 1997. Because these investigations are at an early stage management cannot, at this time, predict the costs of future analysis and remediation. The costs of such assessments and any remedial action determined to be necessary will initially be funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDPU. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at this site.

                         Capital Requirements

    Net capital expenditures increased approximately $3.7 million in 1995 as a result of planned spending for utility system improvements, as well as the taking by the State of New Hampshire of the Company's current headquarters and the commencement of construction of a new corporate headquarters. This increase in capital expenditures from 1994 to 1995 reflects increased spending of approximately $5.7 million, $2.3 million for normal utility system improvements and $3.4 million for the construction on a new corporate headquarters, offset by proceeds of $2.0 million from the taking of the Company's corporate headquarters.
    In February 1995, Unitil's corporate headquarters, located in Exeter, New Hampshire, was taken by the State of New Hampshire through eminent domain in connection with the Route 101 highway expansion project. As a result of this taking, the Company purchased land in Hampton, New Hampshire, during 1995, and began construction of a new corporate headquarters, which is scheduled for completion during the summer of 1996.
    In 1996, total capital expenditures are expected to approximate $18.9 million. This projection reflects capital expenditures of approximately $14.8 million for normal utility system expansions, replacements and other improvements and capital expenditures of approximately $4.1 million related to the completion of construction of the new corporate headquarters.

                         Financing Activities

    No long-term debt was issued by any of the Unitil System companies during 1995, however, during both 1994 and 1993 various Unitil System Companies completed private placements of long-term debt. The funds generated by these transactions were primarily used to repay the short-term indebtedness incurred by each system company to fund their ongoing construction programs, and also to redeem higher coupon long-term debt issues prior to their maturity. The impact of these transactions has been to gradually lower the average cost of the System's long-term debt portfolio.
    The Company currently has unsecured committed bank lines for short-term debt aggregating $10,000,000 with three banks for which it pays commitment fees. At December 31, 1995, the unused portion of the committed credit lines outstanding was $7,300,000. The average interest rate on all short-term borrowings outstanding during 1995 was 6.59%.

                          Employee Relations

    As of December 31, 1995, the Company and its subsidiaries had 324 full-time employees. The Company considers its relationship with its employees to be good and has not experienced any major labor disruptions since the early 1960's.
    There are 120 employees represented by labor unions. In 1995, one of Unitil's retail operating subsidiaries, E&H, reached a new three year pact with its employees covered by a collective bargaining agreement. In 1994, two of Unitil's retail operating subsidiaries, CECo and FG&E, reached new three year pacts with their respective employees covered by collective bargaining agreements. The agreements provide for discreet salary adjustments, established work practices and provided uniform benefit packages.
    The Company and its subsidiaries, where applicable, have in effect funded Retirement Plans and related Trust Agreements providing retirement annuities for participating employees at age 65. The Company's policy is to fund the pension cost accrued. (See Note 9 of Notes to Consolidated Financial Statements contained in Part II Item
8. , page 35 .)
                 Executive Officers of the Registrant

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

        NAME, AGE                     BUSINESS EXPERIENCE
       and Position                   During Past 5 years

PETER J. STULGIS, 45,          MR. STULGIS HAS BEEN A DIRECTOR
Chairman of the Board of       of the Company since its
Directors and Chief            incorporation in 1984, and
Executive Officer              Chairman of the Board and Chief
                               Executive Officer since 1992.
                               From 1987 - 1992,  Mr. Stulgis
                               was Executive Vice President and
                               Chief Financial Officer of the
                               Company.

MICHAEL J. DALTON, 55,         MR. DALTON HAS BEEN A DIRECTOR,
President and                  President and Chief Operating
Chief Operating Officer        Officer of the Company since its
                               incorporation in 1984.

GAIL A. SIART, 37,             MS. SIART WAS PROMOTED TO CHIEF
Chief Financial Officer,       Financial Officer in 1994.  Ms.
Secretary and Treasurer        Siart has been Secretary of the
                               Company since 1988 and Treasurer
                               since 1992.  Prior to being
                               elected Treasurer in 1992, Ms.
                               Siart was the System's
                               Subsidiary Treasurer since 1988.


JAMES G. DALY, 38              MR. DALY WAS PROMOTED TO SENIOR
Senior Vice President          Vice President of Unitil Service
Energy Resources               in 1994. Mr. Daly was Vice
Unitil Service                 President of Unitil Service from
                               1992 to 1994, and Asst. Vice
                               President of Unitil Service from
                               1988 to 1992.

GEORGE R. GANTZ, 44            MR. GANTZ WAS PROMOTED TO SENIOR
Senior Vice President          Vice President of Unitil Service
Business Development           in 1994.  Mr. Gantz was Vice
Unitil Service                 President of Unitil Service from
                               1989 to 1994, and Asst. Vice
                               President of Unitil Service from
                               1986 to 1989.


Item 2.  Properties

     CECo's distribution service center building and adjoining administration building, totaling 37,560 square feet of office, warehouse and garage area, are located on land in the City of Concord owned by CECo in fee. CECo's seventeen electric distribution substations constitute 94,400 KVA of capacity for the transformation of electric energy from the 34.5 KV transmission voltage to primary distribution voltage levels. The electric substations are, with one exception, located on land owned by CECo in fee. The sole exception is located on land occupied pursuant to a perpetual easement.
     CECo has in excess of 39 pole miles of 34.5 KV electric transmission facilities located, with minor exceptions, either on land owned by CECo in fee or on land occupied pursuant to perpetual easements. CECo also has 618 pole miles of overhead electric distribution primary voltage lines and approximately 97 cable miles of underground primary voltage lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by CECo without objection by the owners. In the case of certain distribution lines, CECo owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.
     Additionally, CECo owns in fee 137.7 acres of land located on the east bank of the Merrimack River in the City of Concord. Of the total acreage, 81.2 acres are located within an industrial park zone, as specified in the zoning ordinances of the City of Concord.
      The physical properties of CECo (with certain exceptions) and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of CECo are outstanding.
      E&H's distribution and engineering service center building is located on land owned by E&H in fee. E&H's fourteen electric distribution substations, together with a 5,000 KVA mobile substation, constitute 91,400 KVA of capacity for the transformation of electric energy from the 34.5 KV transmission voltage to primary distribution voltage levels. The electric substations are located on land owned by E&H in fee.
     E&H has in excess of 68 pole miles of 34.5 KV electric transmission facilities located on land either owned or occupied pursuant to perpetual easements. E&H also has 688 pole miles of overhead electric distribution primary voltage lines and approximately 74 cable miles of underground primary voltage lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by E&H without objection by the owners. In the case of certain distribution lines, E&H owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.
     Certain physical properties of E&H and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of E&H are outstanding.
     FG&E owns a propane gas plant and leases an LNG plant, both of which are located on land owned by it in fee. The Company has entered into agreements for joint ownership with others of one nuclear and two fossil fuel generating facilities. At December 31, 1995, the electric properties of the Company consisted principally of 70 miles of transmission lines, 18 transmission and distribution substations with a total capacity of 383,275 KVA and 656 miles of distribution lines. Electric transmission facilities (including substations) and steel, cast iron and plastic gas mains owned by the Company are, with minor exceptions, located on land owned by the Company in fee or occupied pursuant to perpetual easements. The Company leases its service building, and its combustion turbine electric peaking generator and LNG facility. (See Business - Electric Operations and Energy Supply and Gas Operations and Supply above for additional information
regarding  the  Company's  plants,  facilities  and   gas  mains   and
services.)
     Unitil Realty currently owns 12 acres of land in fee, which is located in the Town of Hampton, New Hampshire. This land, which was purchased during 1995, is the site of Unitil's future corporate headquarters building. This facility, which began construction during the fall of 1995, is scheduled to be completed during the summer of 1996, with occupancy by the Company to follow completion. The Company believes that its facilities are currently adequate for their intended uses.
     Unitil Realty was, until February 13, 1995, the owner of the Company's corporate headquarters and 36 acres of related land located in the Town of Exeter, New Hampshire. On that date, the State of New
Hampshire (the "State") took title to and possession of the land and building through eminent domain. The building is to be demolished in connection with the State's Route 101 highway expansion. (See Capital Requirements under Item 1. of this Report). The State of New Hampshire is currently renting this facility back to the Company, until the Company completes the construction of its new corporate headquarters building.

Item 3. Legal Proceedings

     In June, 1993, E&H was served with a complaint from Zeabrook Associates, the owner of an apartment complex. In that complaint filed in the New Hampshire Superior Court for Rockingham County, the owner asserts that the Company improperly imposed a cash deposit requirement for new residential customers in the claimant's apartment complex resulting in lost rental income and damages to reputation. The Company believes that these claims are entirely without merit, and it has continued to defend itself against them. The likelihood of an unfavorable outcome or extent of loss cannot be estimated at this time.
     The Company is also involved in other legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                               PART II

Item 5.  Market For the Registrant's Common Equity and Related
         Stockholder Matters

Common Stock Data

Dividends Paid Per Common Share
                                                 1995       1994

1st Quarter                                      $0.32      $0.31
2nd Quarter                                       0.32       0.31
3rd Quarter                                       0.32       0.31
4th Quarter                                       0.32       0.31
The Year                                         $1.28      $1.24

Price Range of Common Stock

                             1995                  1994
                      High/Ask   Low/Bid    High/Ask   Low/Bid

     1st Quarter      17 5/8     16         19 5/8     18 1/4
     2nd Quarter      17 5/8     16 1/8     19 1/2     16 3/4
     3rd Quarter      20 1/8     16 5/8     19         15 7/8
     4th Quarter      21 3/8     19 1/8     18 1/4     16


ITEM 6.  SELECTED FINANCIAL DATA
                           1995     1994     1993     1992     1991
Consolidated Statements of
Earnings (000's)
 Operating Income         $14,225  $13,754  $14,066  $13,328  $12,358
 Non-operating Expenses       217       64       62       94      626
 Income Before Interest    14,008   13,690   14,004   13,238   11,732
   Expense
 Interest Expense, Net      5,639    5,652    6,404    6,822    7,796
 Unsolicited Tender
Offer and Merger Expenses
(Net of Taxes)               ----     ----     ----    (155)    1,571

 Net Income                 8,369    8,038    7,600    6,416    3,936
   Dividends on               284      291      298      352      315
   Preferred Stock
Net Income Applicable to
   Common Stock            $8,085   $7,747   $7,302   $6,064   $3,621

Balance Sheet Data (000's)

 Utility Plant (original $190,177 $178,777 $171,540 $165,880 $160,775 cost)
 Total Assets             211,702  204,521  201,509  172,348  170,390
 Capitalization and
   Short-term Debt:
    Common Stock Equity    63,895   59,997   56,234   52,608   49,887
    Preferred Stock         3,999    4,094    4,198    4,277    4,412
    Long-Term Debt         63,505   65,580   57,378   62,041   60,442
    Short-Term Notes        2,700     ----    8,400    4,780    9,550
       Payable
 Total Capitalization     134,099  129,671  126,210  123,706  124,291
 Capitalization Ratios:
    Common Stock Equity       49%      46%      45%      43%      40%
    Preferred Stock            3%       3%       3%       3%       4%
    Long-Term &               48%      51%      52%      54%      56%
       Short-Term Debt

Common Stock Data (000's)
  Shares of Common Stock    4,330    4,268    4,205    4,152    4,119
     (Year-End)
  Shares of Common Stock    4,299    4,234    4,181    4,133    4,115
     (Average)

Per Share Data
  Earnings Per Average      $1.88    $1.83    $1.75    $1.50    $0.50
     Share
  Dividends Paid Per        $1.28    $1.24    $1.15    $1.10    $1.04
     Share
  Book Value Per Share     $14.76   $14.06   $13.37   $12.67   $12.11

Electric and Gas
Statistics
 Electric Sales-(MWH)     1,401,292 1,358,165 1,303,326 1,260,747 1,230,049
 Customers Served-Year End   88,316    86,782    85,383    85,131    84,222
 Gas Sales-(000's of Therms) 22,303    23,057    22,763    23,281    20,394
 Customers Served-Year End   14,846    15,012    15,340    15,514    15,713

Note: The above data have been combined and restated to reflect the merger of FG&E into the Unitil System and the two-for-one stock split that occurred in 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings and Dividends

    Unitil's earnings were $1.88 per common share for the year ending December 31, 1995, an increase over the prior year record earnings per share achieved in 1994 and 1993 of $1.83 and $1.75, respectively. The average return on common equity in 1995 was 13.1%. 1995's earnings' performance primarily reflects increased electric base revenue from higher energy sales by Unitil's retail operating companies as well as the continued ability to effectively manage and control the System's operating costs.
    In 1995, Unitil continued its history of steadily increasing its dividend. Common stock dividends in 1995 were $1.28 per share, an increase of 3.2% over the 1994's annual dividend and a dividend payout ratio of 68%. At its January 1996 meeting, the Unitil Board of Director's increased the quarterly dividend by 3.1% to $0.33 per share, resulting in the current effective annualized dividend of $1.32 per share.

Year in Review

    The System's total electric base revenue was up by 2.5% in 1995 due to an overall increase in kilowatt-hour sales and kilowatt billing demands of 3.2% and 4.4%, respectively. This increase was mainly due to continuing growth in the demand for energy by the System's largest industrial and commercial customers. In 1995, kilowatt-hour sales grew by 7.9% to this group of customers. In addition, extreme seasonal weather patterns in 1995 also played a significant role on sales to the more weather-sensitive residential and commercial customer groups. In the third quarter, electric sales used for cooling purposes was supported by one of the hottest third quarters on record in New England. In contrast, there was a significant decline in weather-sensitive energy sales during the first quarter of the year, during one of the mildest winter heating seasons in 30 years. The weather in this quarter, as measured by heating degree days, was 16% warmer than the same period last year. As a result, electric kilowatt-hour sales to residential customers, whose usage was impacted most by the mild first quarter, remained relatively unchanged from the prior year.
    The following table details total kilowatt -hour sales in each of the last three years by customer group:

KWH Sales (000's)
                               1995       1994       1993

Residential                  507,233    507,071    495,395

Commercial                   381,292    374,769    375,413

Large Commercial/Industrial  500,945    464,357    419,989

Other Sales                   11,822     11,968     12,053

Total KWH Sales            1,401,292  1,358,165  1,302,848


    The mild winter in the first quarter of 1995 also had a negative impact on gas sales for the year. In 1995, gas base revenue decreased by 3.3% due to lower gas firm therm sales compared to the prior year. The bulk of the decrease in firm therm sales was caused by a decrease of more than 6% in sales to residential customers, reflecting the extremely mild winter heating season. The following table details total firm therm sales in each of the last three years by customer group:

Firm Therm Sales (000's)
                         1995    1994    1993

Residential            12,523  13,345  13,399
Commercial              6,208   5,892   5,642
Industrial              3,572   3,820   3,722

Total Therm Sales      22,303  23,057  22,763


    With more normal winter weather, growth of both electric and gas sales in the first quarter of 1996 should show marked improvement over 1995. In addition, electric energy sales to industrial and commercial customers are also expected to continue to increase in 1996 as new businesses look to Unitil for their energy services and existing customers expand their operations. In particular, the Company will be aggressively marketing its Energy BankTM program throughout 1996. Energy BankTM is an innovative economic development program designed to bring low-cost energy to new and expanding industrial customers. With rates in the range of 5 cents/KWH this program offers electric energy at a price that is equal to the National Average industrial rate and is 40% below the current average industrial rate in New England.
    The System's operations-related costs (not including fuel, purchased power and conservation program costs, which are normally recovered from customers through periodic cost recovery adjustment mechanisms) were relatively unchanged in 1995 compared to 1994, reflecting the continued success of the Company's disciplined approach to cost management practices and procedures. Local property taxes increased 13.2% in1995, compared to prior year levels, mainly reflecting annual property tax increases on utility property.

OPERATING REVENUES

    The following Table compares the major components of Operating Revenues for 1995, 1994 and 1993.

Operating Revenue ($000's)

                            1995        1994        1993

Base Electric Revenue     $45,458     $44,381     $43,406
Fuel and Purchased Power   90,558      88,103      88,001
Conservation Program Costs  2,084       1,613       1,348
   Total Electric Revenue 138,099     134,097     132,755

Base Gas Revenue            7,105       7,348       7,332
Cost of Gas                 8,202       9,935      10,066
Interruptible Revenue       2,323       1,412       1,088
 Total Gas Revenue         17,630      18,695      18,486

Other Revenue                 941         625         368

 Total Operating Revenue $156,670    $153,416    $151,609


    Electric Operating Revenue increased by approximately $4.0 million, or 3%, in 1995 compared to 1994. Total electric operating revenue is comprised of electric base revenue, fuel and purchased power revenue and conservation and load management program revenue. Fuel and purchased power revenue are collected from customers through the operation of periodic cost recovery adjustment mechanisms. Changes in this component of operating revenue do not affect net income as they normally mirror corresponding changes in fuel and purchased power costs. Conservation and load management program revenue is also collected from customers through a periodic cost recovery mechanisms, reflecting underlying changes in conservation and load management program costs. Electric base revenue is that portion of electric operating revenue that has a direct impact on net income. In 1995, electric base revenue rose by approximately $1.0 million. This 2.5% increase in electric base revenue was due to the continued growth in the System's electric energy sales to its customers.
    In 1994, the System's electric operating revenue increased by approximately $1.3 million, or 1% with the electric base revenue portion increasing by approximately 2.2%. This increase in electric base revenue in 1994, compared to 1993, was due to the growth in the System's total electric kilowatt-hour sales and kilowatt billing demands of 4.2% and 3.3%, respectively. Partially offsetting this comparative year-over-year increase in electric base revenue was the full-year impact of a voluntary base rate reduction that was implemented by the Company's Massachusetts retail operating subsidiary in December 1993.
    Gas Operating Revenue decreased by about $1.1 million, or 5.7%, in 1995 compared to 1994. Gas operating revenue is comprised of three components: cost of gas revenue, interruptible revenue and gas base revenue. Cost of gas revenue is collected from customers through the operation of a cost of gas adjustment mechanism. Changes in this component of gas operating revenue does not affect net income as it reflects corresponding changes in gas supply costs. Interruptible revenue increased by about $900,000, an increase of more than 64%, due to very favorable spot market prices for gas in 1995. Margins earned on interruptible gas sales are used to directly lower rates to firm customers through the cost of gas adjustment mechanism and do not directly impact the Company's net income. Gas base revenue is that portion of gas operating revenue that has a direct impact on net income. In 1995, gas base revenue decreased approximately $243,000 based on an overall decrease of 3.3% in firm therm sales, due to an extremely mild heating season.
    In 1994, total gas operating revenue increased by about $200,000, or 1%, as compared to 1993. Interruptible revenue increased more than 29%, reflecting an improvement in the competitive pricing of gas a fuel choice for duel-fuel interruptible customers in 1994, as compared to 1993. Gas base revenue increased slightly in 1994 due to an increase of 1.3% in therm sales to firm customers. Partially offsetting this comparative year-over-year increase in gas base revenue was a full year impact of a voluntary base-rate reduction that was implemented by the Company's Massachusetts retail operating subsidiary in December 1993.
    Other Revenue of $940,954 in 1995 and $624,560 in 1994 was principally derived from Unitil Resources, the Company's energy consulting subsidiary, which began providing consulting services to non-affiliate companies in mid-1993. These consulting services have chiefly related to the provision of administrative, management, and power brokering services. One of Unitil Resources principal customers terminated its service agreement with the Company as of December 31, 1995, which will reduce Unitil Resource's contributions to earnings in 1996, unless new agreements are entered into to replace the revenue that was billed under this former agreement.

OPERATING EXPENSES

    Fuel and Purchased Power reflects the cost of fuel used in electric generation and wholesale energy and capacity purchased to meet the Unitil System's electric energy requirements. Fuel and purchased power expenses (normally recoverable from customers through periodic cost recovery adjustment mechanisms) increased $2.0 million, or 2.2% in 1995 compared to 1994. The change reflects an increase in the System's total energy requirements in 1995, partially offset by reduction in the average unit cost of the System's power supply portfolio. Power supply markets continued to be very competitive in 1995, providing many opportunities to achieve cost savings through active participation in the market and management of the System's resource portfolio. The combined resource portfolio of the Unitil System is comprised of a variety of power supply sources, including owned generation, utility purchase power contracts and purchases from non-utility generators. The Unitil System's total energy supply resources for 1995 were comprised of: 16% from subsidiary-owned generation; 61% from various utility-purchased power contracts; and 23% representing purchases from non-utility generation units.
    In 1994 compared to 1993, fuel and purchase power expenses were relatively unchanged reflecting favorable pricing of existing long-term power supply commitments and competitive short-term power supply markets.
    Purchased Gas reflects gas purchased and made to supply the System's total gas energy requirements. Purchased Gas decreased by approximately $617,000 or 5.5% in 1995 as compared to 1994. Significant decreases in gas prices due to favorable gas supply markets more than offset the 10.5% increase in therms purchased (including gas purchased for interruptible sales). Purchased Gas increased by almost $44,000, or 0.4% in 1994 as compared to 1993, based on an increase of 7.2% in therms purchased, offset by a lower unit cost of gas. Purchased Gas is normally recoverable from customers through the cost of gas adjustment mechanism.
   Under Order 636, the Federal Energy Regulatory Commission (FERC) has allowed gas pipeline suppliers to recover prudently incurred costs resulting from the transition into a deregulated environment. The Company's combination gas & electric utility operating subsidiary, has been incurring FERC-approved transition charges from its natural gas pipeline supplier since 1992. Through the end of 1995, the amount of transition costs incurred by the Company totaled approximately $2,200,000. These costs are being recovered directly from gas customers customers through the cost of gas adjustment mechanism. On the basis of estimates included in rate filings before the FERC and other publicly available information, the Company currently estimates that it may incur up to an additional $1,200,000 of transition costs in future years. The Company expects full recovery of these costs through billings to customers.
    Operation and Maintenance expense increased by about $900,000, or 4.2% in 1995 compared to 1994. This increase primarily reflects higher conservation and load management program expenditures (which are recoverable from customers through periodic cost recovery mechanisms). In 1995, expenditures on this component of operation and maintenance expenses was over $2.1 million -- a 30% increase over 1994's conservation and load management program expenditure level. Excluding these costs, the System's total operating and maintenance costs were relatively unchanged in 1995 compared to 1994. This performance primarily reflects the success of the Company's disciplined approach to cost management practices and procedures.
    In 1994, Operation and Maintenance expense increased by almost $900,000 million, or 4.3%. Almost one-third of the increase in Operating and Maintenance was due to a 20% rise in expenditures on demand-side management and conservation programs during 1994, as compared to 1993. The remaining increase in 1994's Operating and Maintenance reflects modest overall growth of about $500,000, or 2.7% in the System's operation and maintenance costs. The majority of this increase was due to extensive gas distribution system maintenance and repairs conducted in 1994.

DEPRECIATION, AMORTIZATION and TAXES

    Depreciation and Amortization expense increased more than 3% for both 1995 and 1994 over the prior year due primarily to a higher level of plant in service.

    Amortization of the Cost of Abandoned Properties principally relates to the abandonment of an investment in the Seabrook Nuclear Power Plant by the Company's Massachusetts retail operating subsidiary. A portion of the former investment in this project is being recovered in rates to electric customers as allowed by the Massachusetts Department of Public Utilities.

    Federal and State Income Taxes remained relatively unchanged in 1995 compared to 1994 despite an increase in net income before taxes of approximately $309,000, or 2.5%. This result primarily reflects non-recurring tax benefits realized by the Company from a donation of land to the Park 2000 project in Fitchburg, Massachusetts and the tax loss realized on the State of New Hampshire's taking by eminent domain of the Company's corporate headquarters in Exeter, New Hampshire. Federal and State Income Taxes increased by $462,000 or 12.5% in 1994 due to higher net income before taxes of approximately $900,000.

    Local Property Taxes increased $353,956, or 13.2%, in 1995. This increase mainly reflects the annual property tax increases set by local communities. Local Property taxes increased in 1994, compared to 1993 by 14.4%.

NON-OPERATING EXPENSES

    For 1995, Non-Operating Expenses increased by approximately
$152,700, primarily reflecting a $141,000 non-operating loss as a result of the State of New Hampshire's taking by eminent domain of the Company's corporate headquarters in Exeter, New Hampshire.

INTEREST EXPENSE

    Interest Expense, Net remained relatively unchanged in 1995 over 1994, as interest income and reduced short-term borrowing costs offset increased long-term debt related interest costs. Higher long-term debt interest costs in1995, compared to the prior year, reflect the conversion of short-termdebt into long-term debt in late 1994 by the Company's New Hampshire retail operating subsidiaries.
    Interest Expense decreased approximately 12% in 1994 compared to 1993, due primarily to the refinancing of long-term debt at lower interest rates. Also contributing to lower interest costs was the general decline in short-term borrowing costs during this period. CAPITAL REQUIREMENTS AND LIQUIDITY

    The Unitil System companies require capital for the acquisition of property, plant and equipment in order to improve, protect, maintain and expand their electric and gas operating systems. Capital necessary to meet these requirements are derived primarily from the Company's retained earnings and through the System's Dividend Reinvestment and Common Share Purchase Plan. When internally-generated funds are not available, it is the Company's policy to borrow interim funds on a short-term basis to meet the capital requirements of its subsidiaries and, when necessary, to repay short-term debt through the issuance of permanent financing on an individual company basis. The size and timing of such financings depend on developments in the securities markets, the ability to meet certain financing covenants and the receipt of appropriate regulatory approval. The Company attempts to maintain a conservative capitalization structure, which contributes to both the stability of Unitil and its ability to market new securities. The Company has been able to access the financial markets to meet its capital requirements and does not anticipate a change in its access to, or the availability of, capital in the coming year.

 Operating Activities (in $000's):
                                      1995     1994     1993
Net Cash Provided by

  Operating Activities              $17,018  $16,349  $12,989



    Cash flow from operations increased by $0.7 million in 1995 after increasing by $3.4 million in 1994. These larger cash flow balances in recent years reflect increased earnings by the Company and changes in its working capital requirements, as detailed in the Consolidated Cash Flow Statements.

 Investing Activities (in $000's):
                                        1995     1994     1993
Net Cash Used in Investing Activities $12,645   $8,943   $7,714


    Cash flow from investing activities increased approximately $3.7 million in 1995 as a result of planned spending for utility system improvements, as well as the State of New Hampshire's taking by eminent domain of the Company's current headquarters and the associated commencement of construction of a new corporate headquarters. Total capital expenditures increased by $5.7 million in 1995, to $14.6 million, reflecting increased spending of approximately $2.3 million for normal utility system improvements and $3.4 million for the construction on a new corporate headquarters. These increases in capital expenditures were offset by proceeds of $2.0 million from the taking of the Company's corporate headquarters.
    In February 1995 Unitil's corporate headquarters located in Exeter, New Hampshire was taken by the State of New Hampshire through eminent domain, in connection with the State's Route 101 highway expansion project. While the impact of this transaction has been fully recognized in the financial results for 1995, Unitil is currently appealing the valuation placed upon its land and building by the State during the taking process and is seeking additional compensation. As a result of this taking, the Company purchased land in Hampton, New Hampshire during 1995 and began construction of a new corporate headquarters, which is scheduled for completion during the summer of 1996.
    In 1996, total capital expenditures are expected to approximate $18.9 million. This projection reflects capital expenditures of approximately $14.8 million for normal utility system expansions, replacements and other improvements and capital expenditures of approximately $4.1 million related to the completion of construction of its new corporate headquarters.

 Financing Activities (in $000's):
                                       1995     1994     1993
Net Cash Used In Financing Activities
 Financing                           $4,785   $5,301   $5,789

    The change in cash flows from financing activities in 1995 compared to 1994 primarily reflects increases in the System's short-term borrowings and capitalized lease obligations at year end as detailed in the Consolidated Cash Flow Statements. Short term borrowing requirements are met through Unitil's committed credit facilities with three different banks, which currently total $10 million.
    No long-term debt was issued by any of the Unitil System companies during 1995, however during both 1994 and 1993 Unitil's three retail operating companies completed private placements of long-term debt. The funds generated by these transactions were primarily used to repay the short-term indebtedness incurred by each System company to fund their ongoing construction programs, and to redeem higher coupon long-term debt issues prior to their maturity. The impact of these transactions has been to lower the average cost of the System's long-term debt portfolio.
    The Company does expect to undertake a long-term financing for Unitil Realty Corp. during 1996, following the completion of construction on its new corporate headquarters. The purpose of this financing will be to repay short-term debt incurred to finance construction of the building.
    During 1995, the Company raised $1,009,499 of additional common equity capital through the issuance of 58,457 shares of common stock in connection with the Dividend Reinvestment and Tax Deferred Savings and Investment plans. The Company raised $1,037,809 of additional common equity capital in 1994 and $880,154 of additional equity capital in 1993, through the respective issuance of 58,229 and 46,291 shares of common stock in connection with these plans. The Company also issued shares during each of the years from 1993 through 1995 as a result of the exercise of options granted under the Company's Key Employee Stock Option Plan (KESOP). The total number of shares issued under the KESOP plan in 1995, 1994 and 1993 were 3,291 shares, 4,110 shares and 6,966 shares, respectively.

REGULATORY MATTERS

    At the state level in both New Hampshire and Massachusetts, and at the federal level, recent regulatory activity has focused on determining how to deregulate the retail sale of electricity to allow for a more competitive market. As the trend continues towards competition in the electric utility industry, Unitil has actively participated in industry, legislative and regulatory proceedings on the issues of competition and industry restructuring at both the federal and state levels, favoring a reasonable and orderly transition to competition and more choice for all customers.
    Both the New Hampshire Public Utilities Commission (the "NHPUC") and the New Hampshire Legislature have been involved in discussions and analysis relative to competition in the industry. Early in 1995, the NHPUC issued an order in response to a petition by a power marketer seeking to sell to certain industrial customers of an investor-owned New Hampshire utility. In that order the NHPUC ruled that utilities in New Hampshire do not have exclusive franchise territories as a matter of law and directed the marketer to seek a declaratory order from the Federal Energy Regulatory Commission regarding its proposed transactions. This decision has been appealed to the New Hampshire Supreme Court. In June 1995 New Hampshire Senate Bill 168 (SB 168), was signed into law. SB 168 establishes a legislative committee to consider changes in the structure of the electric utility industry. The act also directs the NHPUC to begin a retail competition pilot program and to act within five months to establish standards for utility discounts to industrial customers.
The legislative committee and its subcommittees met regularly during the summer and fall of 1995. Several members sponsored new legislation, including legislation currently being debated that would require utilities to file restructuring plans with the NHPUC by June 1996, with statewide retail competition by June 1998. The NHPUC has issued its preliminary guidelines for the retail wheeling pilot program incorporating implementation by May 1996 and is expected to issue its final guidelines in March 1996. The NHPUC issued its final guidelines on discount rates for industrial customers in November 1995. The NHPUC aproved the Company's Energy BankTM program in accordance with these guidelines in December 1995.
    During 1995, the Massachusetts Department of Public Utilities (the "MDPU") concluded the initial hearings in an electric industry restructuring docket and has issued an order requiring the three largest Massachusetts' electric utilities to file restructuring plans in February1996 and the remaining Massachusetts' electric utilities (including FG&E) to file restructuring plans three months after the MDPU issues orders regarding the first three plans.
    CECo, E&H, and FG&E have all received regulatory approval for the Company's Energy BankTM program. Energy Bank is an innovative economic development program designed to bring low-cost energy to new and expanding industrial customers. With rates in the range of 5 cents/KWH this program offers electric energy at a price that is equal to the National Average industrial rate and is 40% below the current average industrial rate in New England. In addition to providing substantial benefits to new and expanding industrial customers in the form of very competitive and responsive market pricing, Energy Bank will also provide significant benefits to all the System's customers in the form of local economic development activity, reduced power costs, and lower costs to all customers through the issuance of Power Dividends.
    The last formal regulatory hearings to increase base rates for Unitil's three retail operating subsidiaries occurred in 1985 for Concord Electric Company, 1984 for Fitchburg Gas and Electric Light Company and 1981 for Exeter & Hampton Electric Company. A majority of the System's operating revenues are collected under various periodic rate adjustment mechanisms including: fuel, purchased power, cost of gas and conservation program cost recovery mechanisms.

ENVIRONMENTAL

    The Company continues to work with federal and state environmental agencies to assess the environmental contamination in the vicinity of former gas manufacturing sites operated by Fitchburg Gas and Electric Light Company, the Company's combination gas and electric operating subsidiary. Based on information developed over the last several years, it has been discovered that there is environmental contamination at a former gas manufacturing plant in Fitchburg, MA (the Sawyer Passway site). In December 1995 the Company accepted a Tier 1B permit from the Massachusetts Department of Environmental Protection (DEP) to address the site pursuant to the requirements of the Massachusetts Contingency Plan. Further investigations are necessary to assess the extent and nature of the contamination, and to evaluate potential remedies. Reports on those investigations are due to be filed with the DEP in early 1997. Because these investigations are at an early stage management cannot, at this time, predict the costs of future analysis and remediation. The costs of such assessments and any remedial action determined to be necessary will initially be funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDPU. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at this site.

NEW ACCOUNTING STANDARDS

    Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," will require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It is expected that the adoption of this standard will not have a material impact on the results of operations. financial condition, or cash flows of the Company.
    Effective for fiscal 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," is required to be implemented. This statement provides the Company with the choice to continue with its current method of accounting for stock-based compensation or to adopt a new "fair value" method contained in SFAS No. 123. The Company expects to continue with its current method of accounting for stock-based compensation and to provide the SFAS No. 123 required disclosures in the notes to the financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants
To the Shareholders of Unitil Corporation:

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Unitil Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
    We have also audited Schedule VIII of Unitil Corporation and subsidiaries as of December 31, 1995 and for the three years then ended included in Part IV Item 14(a)(2). In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                   GRANT THORNTON LLP
Boston, Massachusetts
February 9, 1996





CONSOLIDATED BALANCE SHEETS

ASSETS
                                             December 31,
                                        1995             1994

Utility Plant:
     Electric                       $148,458,414     $142,311,415
     Gas                              27,220,705       25,652,522
     Common                            8,494,093        9,783,183
     Construction Work in Progress     6,003,991        1,029,681

Utility Plant                        190,177,203      178,776,801
Less: Accumulated Depreciation        60,682,742       57,203,799
Net Utility Plant                    129,494,461      121,573,002

Other Property & Investments              42,448          137,698


Current Assets:
     Cash                              3,397,931        3,810,123
     Accounts Receivable - Less
Allowance for Doubtful Accounts of    14,931,699       13,281,686
$622,596 and $573,849
     Materials and Supplies            2,275,865        2,089,979
     Prepayments                         434,727          408,701
     Accrued Revenue                   2,577,715        2,292,297
          Total Current Assets        23,617,937       21,882,786


Deferred Assets:
     Debt Issuance Costs                 885,258          955,931
     Cost of Abandoned Properties     27,254,791       28,772,838
     Prepaid Pension Costs             6,689,093        5,801,714
     Other Deferred Assets            23,718,296       25,397,492
          Total Deferred Assets       58,547,438       60,927,975

TOTAL                               $211,702,284     $204,521,461


  (The accompanying Notes are an integral part of these statements.)




CAPITALIZATION AND LIABILITIES
                                                   December 31,
                                              1995             1994

Capitalization:
     Common Stock Equity               $63,894,789      $59,997,198
     Preferred Stock,                      225,000          225,000
        Non-Redeemable, Non-Cumulative
     Preferred Stock, Redeemable,        3,773,900        3,868,600
        Cumulative
     Long-Term Debt, Less Current       62,211,000       65,288,231
        Portion
          Total Capitalization         130,104,689      129,379,029

Capitalized Leases, Less Current         3,732,947        3,377,389
   Portion

Current Liabilities:
     Long-Term Debt, Current Portion     1,294,000          292,090
     Short-Term Debt                     2,700,000            ----
     Accounts Payable                   14,565,075       12,491,041
     Dividends Declared and Payable        170,796          152,210
     Refundable Customer Deposits        2,237,851        2,482,779
     Taxes Accrued                         216,596         (345,243)
     Interest Accrued                    1,425,876        1,376,477
     Capitalized Leases, Current Portion   741,832          460,152
     Accrued and Other Current           2,202,096        2,546,878
        Liabilities
          Total Current Liabilities     25,554,122       19,456,384

Deferred Liabilities:
     Investment Tax Credits              1,803,821        2,006,168
     Other Deferred Liabilities          9,763,878        9,212,872
          Total Deferred Liabilities   11,567,699       11,219,040

Deferred Income Taxes                   40,742,827       41,089,619

Commitments and Contingencies (Note 10)

  TOTAL                               $211,702,284     $204,521,461


  (The accompanying Notes are an integral part of these statements.)


CONSOLIDATED STATEMENTS OF EARNINGS

                                         Year Ended December 31,

                                     1995         1994         1993

Operating Revenues:
     Electric                   $138,099,371 $134,096,627 $132,754,707
     Gas                          17,629,879   18,694,703   18,486,105
     Other                           940,954      624,560      368,010
       Total Operating Revenues  156,670,204  153,415,890    151608822

Operating Expenses:
     Fuel and Purchased Power     92,346,024   90,342,737   90,485,320
     Gas Purchased for Resale     10,522,742   11,139,311   11,094,848
     Operation and Maintenance    22,824,218   21,903,619   21,010,303
     Depreciation                  6,315,613    6,129,617    5,949,072
     Amortization of Cost of       1,518,047    1,605,640    1,528,873
        Abandoned Properties
     Provisions for Taxes:
      Local Property and Other     4,784,109    4,384,032    3,779,459
      Federal and State Income     4,134,826    4,156,479    3,694,573
       Total Operating Expenses  142,445,579  139,661,435  137,542,448

Operating Income                  14,224,625   13,754,455   14,066,374
    Non-Operating Expenses           216,860       64,108       62,084

Income Before Interest Expense    14,007,765   13,690,347   14,004,290
    Interest Expense, Net          5,638,969    5,652,148    6,404,223

Net Income                         8,368,796    8,038,199    7,600,067
     Less Dividends on Preferred     283,749      291,543      297,577
        Stock
Net Income Applicable to Common   $8,085,047   $7,746,656   $7,302,490
   Stock

Average Common Shares Outstanding  4,298,752    4,234,062    4,180,534

Earnings Per Average Common Share      $1.88        $1.83        $1.75
Share


  (The accompanying Notes are an integral part of these statements.)


CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                    December 31,
                                                 1995         1994

Common Stock Equity
  Common Stock, No Par Value (Authorized - $32,822,673 $31,751,984 8,000,000 shares; Outstanding - 4,329,585 and 4,267,837 Shares)
  Paid in Capital - Stock Options              1,299,177    1,062,198
  Retained Earnings                           29,772,939   27,183,016
      Total Common Stock Equity               63,894,789   59,997,198
Preferred Stock
  CECo Preferred Stock, Non-Redeemable,          225,000      225,000
Non-Cumulative:
  6% Series, $100 Par Value
     CECo Preferred Stock, Redeemable,           215,000      230,000
Cumulative:
  8.70% Series, $100 Par Value
     E&H Preferred Stock, Redeemable, Cumulative:
    5% Series, $100 Par Value                     98,000      105,000
    6% Series, $100 Par Value                    168,000      175,000
    8.75% Series, $100 Par Value                 344,300      344,300
    8.25% Series, $100 Par Value                 406,000      436,000
  FG&E Preferred Stock, Redeemable, Cumulative:
    5.125% Series, $100 Par Value              1,076,600    1,108,100
    8% Series, $100 Par Value                  1,466,000    1,470,200
      Total Preferred Stock                    3,998,900    4,093,600

Long-Term Debt

  CECo First Mortgage Bonds:
    Series C, 6.75%, due January 15, 1998      1,584,000    1,584,000
    Series H, 9.43%, due September 1, 2003     6,500,000    6,500,000
    Series I, 8.49%, due October 14, 2024      6,000,000    6,000,000
  E&H First Mortgage Bonds:
    Series E, 6.75%, due January 15, 1998        511,000      518,000
    Series H, 8.50%, due December 15, 2002       910,000    1,015,000
    Series J, 9.43%, due September 1, 2003     5,000,000    5,000,000
    Series K, 8.49%, due October 14, 2024      9,000,000    9,000,000
  FG&E Long-term Notes:
    Twelve year Notes, 8.55%, due March 31,   15,000,000   15,000,000
       2004
    Thirty year Notes, 6.75%, due November    19,000,000   19,000,000
       30, 2023
  Unitil Realty Promissory Note:
    10.59%, due October 25, 1998                 ----       1,963,321
        Total Long-Term Debt                  63,505,000   65,580,321
  Less:  Long-Term Debt, Current Portion       1,294,000      292,090
          Total Long-Term Debt, Less Current  62,211,000   65,288,231
             Portion
Total Capitalization                        $130,104,689 $129,379,029


  (The accompanying Notes are an integral part of these statements.)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Year Ended December 31,
                                    1995        1994        1993
Cash Flows From Operating Activities:
     Net Income                  $8,368,796  $8,038,199  $7,600,067
     Adjustments to Reconcile
        Net Income to Net Cash Provided
        by Operating Activities:
          Depreciation and        7,833,660    7,735,257  7,477,945
             Amortization
          Deferred Taxes           (314,365)     257,630   (333,569)
          Amortization of          (202,347)    (210,676)  (216,698)
             Investment Tax Credit
          Amortization of Debt       72,252       63,882     118,602
             Issuance Costs
          Provision for Doubtful    889,320      717,735     837,589
             Accounts
          Loss on Taking of Land    140,698        ----        ----
             and Building

     Changes in Assets and Liabilities:
        (Increase) Decrease In:
          Accounts Receivable    (2,539,334)    (281,549)   (301,328)
          Materials and Supplies   (185,886)     437,485      96,069
          Prepayments and          (913,405)    (704,790)   (567,381)
             Prepaid Pension
          Accrued Revenue          (285,418)   1,354,192    (174,327)
       Increase (Decrease) In:
          Accounts Payable        2,074,034     (949,245)  1,501,166
          Refundable Customer      (244,928)     744,325    (160,621)
             Deposits
          Taxes and Interest        611,238     (396,700)   (791,986)
             Accrued
          Other, Net              1,713,521     (456,528)  (2,096,725)
   Net Cash Provided by Operating
      Activities                 17,017,836   16,349,217   12,988,803


Cash Flows From Investing Activities:
     Acqusition of Property,     (14,644,963)  (8,943,491)  (7,713,542)
        Plant & Equipment
     Proceeds from Taking of       2,000,000            0            0
        Land & Building
   Net Cash Used in Investing
      Activities                 (12,644,963)  (8,943,491)  (7,713,542)

Cash Flows from Financing Activities:
     Proceeds From (Repayment     2,700,000    (8,400,000)   3,620,000
       of) Short-Term Debt
     Proceeds From Issuance of         ----    15,000,000   19,000,000
        Long-Term Debt
     Repayment of Long-Term Debt (2,075,321)   (6,797,773) (23,662,436)
     Dividends Paid              (5,760,286)   (5,514,283)  (5,076,146)
     Issuance of Common Stock     1,070,689     1,108,976    1,016,590
     Retirement of Preferred        (94,700)     (104,100)     (78,800)
        Stock
     Repayment of Capital Lease    (625,447)     (594,209)    (608,569)
        Obligations
   Net  Cash Used in Financing   (4,785,065)   (5,301,389)  (5,789,361)
      Activities
Net Increase (Decrease) in Cash    (412,192)    2,104,337     (514,100)
Cash at Beginning of Year         3,810,123     1,705,786    2,219,886
Cash at End of Year              $3,397,931    $3,810,123   $1,705,786

Supplemental Cash Flow Information:
     Interest  Paid              $5,942,933    $5,518,586   $6,633,002
     Federal Income Taxes Paid   $3,435,000    $4,141,527   $3,930,700
  Non-Cash Financing Activities:
     Capital Leases Incurred     $1,262,685      $237,243     $206,502


    (The accompanying Notes are an integral part of these statements.)

CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY

                                            Deferred
                                             Stock
                                   Common    Option     Retained
                                   Shares     Plan      Earnings      Total

Balance at January 01,1993     $29,626,419  $800,674  $22,180,481  $52,607,574
Net income for 1993                                     7,600,067    7,600,067
Dividends on preferred shares                            (297,577)    (297,577)
Dividends on common shares-
at an annual rate of $1.15 per share                   (4,803,095)  (4,803,095)
Stock Option Plan                            177,425                   177,425
Exercised stock options -
 6,966 shares                      136,436   (67,207)                   69,229
Issuance of 46,291 common          880,154                             880,154
 shares (a)

Balance at December 31, 1993    30,643,009   910,892   24,679,876   56,233,777
Net income for 1994                                     8,038,199    8,038,199
Dividends on preferred shares                           (291,543)     (291,543)
Dividends on common shares -
at an annual rate of $1.24 per share                  (5,243,516)   (5,243,516)
Stock Option Plan                            180,475                   180,475
Exercised stock options -
 4,110 shares                      71,166    (29,169)                   41,997
Issuance of 58,229 common       1,037,809                            1,037,809
 shares (a)

Balance at December 31, 1994   31,751,984  1,062,198   27,183,016   59,997,198
Net income for 1995                                     8,368,796    8,368,796
Dividends on preferred shares                            (283,749)    (283,749)
Dividends on common shares -
at an annual rate of $1.28 per share                   (5,495,124)  (5,495,124)
Stock Option Plan                            248,127                   248,127
Exercised stock options -
 3,291 shares                     61,190     (11,148)                   50,042
Issuance of 58,457 common
 shares (a)                    1,009,499                             1,009,499

Balance at December 31, 1995 $32,822,673  $1,299,177  $29,772,939  $63,894,789

(a) Shares sold and issued in connection with the Company's Dividend Reinvestment and Stock Purchase Plan and Employee 401(k) Tax Deferred Savings and Investment Plan (See Note 2).

  (The accompanying Notes are an integral part of these statements.)

Note 1: Summary of Significant Accounting Policies

Nature of Operations--- The Company is registered with the Securities and Exchange Commission (SEC) as a holding company (with subsidiaries providing electric service in New Hampshire, electric and gas service in Massachusetts and consulting services on energy related matters)under the Public Utility Holding Company Act of 1935 (1935
Act), and it and its subsidiaries are subject to the provisions of the 1935 Act. In addition, the Company and several of its wholly-owned utility operating subsidiaries; Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), and Unitil Power Corp. (Unitil Power), are subject to regulation by various other agencies. With respect to their rates and accounting; two of the retail subsidiaries, CECo and E&H, are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is subject to regulation by the Massachusetts Department of Public Utilities (MDPU) and Unitil Power is regulated by the Federal Energy Regulatory Commission (FERC). CECo, E&H, FG&E and Unitil Power conform with generally accepted accounting principles, as applied in the case of regulated public utilities, and conform with the accounting requirements and ratemaking practices of the regulatory authorities having jurisdiction.

Principles of Consolidation --- Unitil Corporation (the Company) is the parent company of the Unitil System (the System). The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates --- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition --- The Company's operating subsidiaries record electric and gas operating revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period.

Depreciation --- Depreciation provisions for the Company's utility operating subsidiaries are determined on a group straight-line basis. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 1995 - 3.48 percent; 1994 - 3.49 percent, and 1993 - 3.53 percent.

Amortization of Abandoned Properties --- FG&E is recovering a portion of its former investment in the Seabrook Nuclear Power Plant in rates to its' customers through a Seabrook Amortization Surcharge as ordered by the MDPU.

Federal Income Taxes --- Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured by applying tax rates applicable to the taxable years in which those differences are expected to reverse.
    The Tax Reduction Act of 1986 eliminated investment tax credits. Investment tax credits generated prior to 1986 are being amortized, for financial reporting purposes, over the productive lives of the related assets.

New Accounting Standards --- Effective for fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of," will require a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It is expected that the adoption of this standard will not have a material impact on the cash flows, financial condition or results of operations of the Company.
    Effective for fiscal 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," is required to be implemented. This statement provides the Company with the choice to continue with its current method of accounting for stock-based compensation or to adopt a new "fair value" method contained in SFAS No. 123. The Company expects to continue with its current method of accounting for stock-based compensation and to provide the SFAS No. 123 required disclosures in the notes to the financial statements.

Reclassifications --- Reclassification of amounts are made periodically to previously issued financial statements to conform with the current year presentation.
Note 2: Common Stock

New Shares Issued --- During 1995, the Company raised $1,009,499 of additional common equity capital through the issuance of 58,457 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan and Employee 401(k)Tax Deferred Savings and Investment Plan. The Dividend Reinvestment and Stock Purchase Plan provides participants in the plan a method for investing cash dividends on the Company's Common Stock and cash payments in additional shares of the Company's Common Stock. The Employee 401(k)Tax Deferred Savings and Investment Plan is described in Note 9 below. In 1994, the Company raised $1,037,809 of additional common equity capital through the issuance of 58,229 shares of common stock in connection with these plans.
    The Company maintains a Key Employee Stock Option Plan (KESOP ), which provides for the granting of options to key employees. The number of shares granted under this plan, as well as the terms and conditions of each grant , are determined by the Board of Directors, subject to plan limitations. All options granted under the KESOP expire within ten years of the grant date, and no option can be issued under the current plan after 1999. The plan provides for dividend equivalents on options granted, which are recorded as compensation expense. The total compensation expenses recorded by the Company with respect to this plan were $248,127, $180,475 and $177,425 for the years ended December 31, 1995, 1994 and 1993, respectively.
    Share Option Activity of the KESOP is presented in the following table:

                                   1995          1994         1993
Beginning Options                 147,981      142,354      133,216
 Outstanding & Exercisable
Options Granted                    17,000      ---            9,000
Dividend Equivalents Earned        11,672        9,737        8,404
Options Exercised                  (3,291)      (4,110)      (6,966)
Options Canceled                    ---          ---         (1,300)
Ending Options Outstanding &      173,362      147,981      142,354
 Exercisable

Range of Option Grant Price    $12.11-$14.93 $12.11-$17.74 $12.11-$17.74
 per Share


Restrictions on Retained Earnings ---Unitil Corporation has no restriction on the payment of common dividends from retained earnings. Its three retail distribution subsidiaries do have restrictions. Under the terms of the First Mortgage Bond Indentures, CECo and E&H had $5,402,238 and $8,031,846, respectively, available for the payment of cash dividends on their common stock at December 31, 1995. Under the terms of long-term debt Purchase Agreements, FG&E had $11,500,927 of retained earnings available for the payment of cash dividends on its common stock at December 31, 1995.

Note 3: Preferred Stock

    Certain of the Unitil subsidiaries have redeemable Cumulative Preferred Stock outstanding and one subsidiary, CECo, has a Non-Redeemable, Non-Cumulative Preferred Stock issue outstanding. All such subsidiaries are required to offer to redeem annually a given number of shares of each series of Redeemable Cumulative Preferred Stock and to purchase such shares that shall have been tendered by holders of the respective stock. All such subsidiaries may redeem, at their option, the Redeemable Cumulative Preferred Stock at a given redemption price, plus accrued dividends.
    The aggregate purchases of Redeemable Cumulative Preferred Stock during 1995, 1994 and 1993 were: 1995 - $94,700; 1994 - $104,100; and
1993 - $78,800. The aggregate amount of sinking fund requirements of the redeemable Cumulative Preferred Stock for each of the five years following 1995 are $206,000 per year.

Note 4: Long-Term Debt

    On October 14, 1994, CECo arranged for the private placement, at par, of $6,000,000 of 30-year Series I First Mortgage Bonds, bearing a fixed annual interest rate of 8.49% and maturing in 2024. The proceeds of this financing were utilized to repay short-term indebtedness and to redeem two higher coupon long-term debt issues prior to their maturity. The redemption's included $930,000 of Series D First Mortgage Bonds, 8.70%, due November 15, 2001, and $1,500,000 of Series G First Mortgage Bonds, 9.85%, due October 15, 1997.
    On October 14, 1994, E&H arranged for the private placement, at par, of $9,000,000 of 30-year Series K First Mortgage Bonds, bearing a fixed annual interest rate of 8.49% and maturing in 2024. The proceeds of this financing were utilized to repay short-term indebtedness and to redeem three higher coupon long-term debt issues prior to their maturity. The redemption's included $1,235,000 of Series F First Mortgage Bonds, 8.70%, due November 15, 2001, $930,000 of Series G First Mortgage Bonds, 8.875%, due April 1, 2004, and $1,400,000 of Series I First Mortgage Bonds, 9.85%, due October 15, 1997.
    Under the terms of both CECo's Indenture of Mortgage and Deed of Trust and the supplemental indenture thereto relating to long-term debt, the sinking fund requirements of CECo's Series C Bonds may be satisfied by certifying to the Mortgage Trustee net additional property in lieu of making cash redemptions. In 1995 and 1994, CECo satisfied its requirements with respect to its Series C Bonds by certifying to the Mortgage Trustee net additional property. In 1995, sinking fund payments relating to long-term debt amounted to $112,000.

    Certain of the loan agreements contain provisions which, among other things, limit the incurrence of additional long-term debt.
    The aggregate amount of sinking fund requirements and normal scheduled redemptions for each of the five years following 1995 are:
1996-$1,294,000; 1997-$1,294,000; 1998-$4,307,000; 1999-$2,290,000,
and 2000-$2,290,000.
    The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In management's opinion, the carrying value of the debt approximated its fair value at December 31, 1995 and 1994.

Note 5: Credit Arrangements

    At December 31, 1995, the Company had unsecured committed bank lines for short-term debt aggregating $10,000,000 with three banks for which it pays commitment fees. At December 31, 1995, the unused portion of the committed credit lines outstanding was $7,300,000. The average interest rates on all short-term borrowings were 6.59% and 4.43% during 1995 and 1994, respectively.

Note 6: Leases

    The Company's subsidiaries conduct a portion of their operations in leased facilities and also lease some of their operations and office equipment. FG&E has a facility lease for twenty-two years which began in February 1981. The lease allows five, five-year renewal periods at the option of FG&E. The equipment leases include a twenty-five-year lease, which began on April 1, 1973, for a combustion turbine and a liquefied natural gas storage and vaporization facility. This lease provides for a ten-year renewal period at the option of FG&E. In addition, FG&E leases some equipment under operating leases.

    The following schedule of the leased property under capital leases by major classes:

                                      Asset Balances at
                                         December 31,

Classes of Utility Plant             1995            1994
Electric                         $2,054,025      $2,054,025
Gas                                 726,329         726,329
Common                            5,061,846       3,816,643
Gross Plant                       7,842,200       6,596,997
Less:  Accumulated Depreciation   3,367,421       2,759,456
Net Plant                        $4,474,779      $3,837,541



The following is a schedule by years of future minimum lease payments and present value of net minimum lease payments under capital and operating leases as of December 31, 1995:

Year Ending December 31,              Capital      Operating
 1996                               $1,087,343      $228,727
 1997                                  846,578       258,369
 1998                                  583,106       226,174
 1999                                  559,785       190,618
 2000                                  545,498       189,912
 2001 - 2005                         1,776,339        47,478
Total Minimum Lease Payments        $5,398,649     $1,141,278
Less: Amount Representing              923,870
 Interest
Present Value of Net Minimum        $4,474,779
 Lease Payments


    Total rental expense charged to operations for the years ended December 31, 1995, 1994 and 1993 amounted to $447,000; $320,000; and
$601,000, respectively.

Note 7: Income Taxes

    The components of the Federal and State income tax provisions reflected in the accompanying consolidated statements of earnings for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                1995       1994        1993
Federal:
    Current                  $3,959,976 $3,497,311  $3,633,205
    Deferred                   (298,192)   186,060   (179,080)
    Amortization of            (202,347)  (210,676)  (216,698)
     Investment Tax Credits
       Total Federal Tax      3,459,437  3,472,695   3,237,427
        Provision

State:
    Current                     691,563    612,214     611,635
    Deferred                    (16,174)    71,570    (154,489)
        Total State Tax         675,389    683,784     457,146
         Provision

Total Provision for Federal
 and State Income Taxes      $4,134,826 $4,156,479  $3,694,573


On January 1, 1993, the Company adopted the provisions of SFAS 109. The adoption of SFAS No. 109 had no material effect on net earnings for 1993. Federal Income Taxes have been provided as follows:

                                      Year Ended December 31,
                                      1995      1994      1993
Current Federal Tax Provision
   Operating Income                $3,959,976 $3,497,311 $3,633,205
   Amortization of Investment
    Tax Credits                      (202,347)  (210,676)  (216,698)
         Total Current Federal
          Tax Provision             3,757,629  3,286,635  3,416,507
Deferred Federal Tax Provision:
   Accelerated Tax Depreciation       545,233    590,655    528,500
   Abandoned Properties              (578,255)  (611,620)  (582,378)
   Allowance for Funds Used
    During Construction
    and Overheads                     (73,191)   (73,192)   (73,192)
   Post Retirement Benefits           (19,941)   (27,162)   (25,238)
   Other Than Pensions
   Deferred Maintenance Cost and      (86,178)  (122,382)   (89,471)
   Miscellaneous Percentage Repair
    Allowance                         106,630    145,927    139,424
   Unbilled Fuel                         ---       ---     (172,226)
   Deferred Advances                 (482,112)    26,967    (95,877)
   Deferred Pensions                  289,622    256,867    191,378
     Total Deferred Federal Tax      (298,192)   186,060   (179,080)
      Provision
             Total Federal Tax     $3,459,437 $3,472,695 $3,237,427
              Provision

    The differences between the Company's provisions for Federal
Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

                                       Year Ended December 31,
                                     1995       1994       1993
Statutory Federal Income Tax Rate       34%        34%        34%
Income Tax Effects of:
   Investment Tax Credits               (2)        (2)        (2)
   Donation of Appreciated Land         (1)         0          0
   Federal Income Tax - Prior           (1)         0         (1)
   Other, Net                           (1)        (2)        (1)
Effective Federal Income Tax Rate       29%        30%        30%


    At December 31, 1995, the Company has the following deferred tax assets and liabilities recorded for temporary differences which originated as a result of the application of the Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation"; a regulatory asset of approximately $22,400,000 which is included in Other Deferred Assets, a regulatory liability of approximately $7,500,000 which is included in Other Deferred Liabilities, and additional deferred tax liabilities of approximately $14,900,000 which are included in certain of the amounts listed below.
    SFAS No. 109, adopted on January 1, 1993, requires the use of the asset and liability method of accounting for deferred income taxes on all temporary differences. The major temporary differences which give rise to deferred tax assets and liabilities at December 31, 1995, are as follows:

               Deferred Income Taxes for the Year Ended December 31,

                                   1995           1994
Accelerated Depreciation       $23,971,624    $23,526,226
Abandoned Property              10,381,893     10,960,148
Contributions in Aid to         (3,166,565)    (2,626,042)
Construction
Percentage Repair Allowance      1,599,813      1,517,573
Cathodic Protection                294,978        253,863
Retirement Loss                  1,288,346      1,121,792
Deferred Pensions                2,303,456      2,091,056
AFUDC                               78,878         96,211
Overheads                          360,470        420,896
KESOP                             (451,009)      (361,080)
Bad Debts                         (235,785)      (217,220)
Accumulated Deferred (SFAS 109)  4,442,755      4,475,182
Other                             (126,027)      (168,986)
Total Deferred Income Taxes    $40,742,827    $41,089,619

Note 8: Joint Ownership Units

    FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of three generating units. New Haven Harbor is a dual-fired oil-and-gas station, and Wyman Unit No. 4 is an oil-fired station. They have been in commercial operation since August 1975 and December 1978, respectively. Millstone Unit No. 3, a nuclear generating unit, has been in commercial operation since April 1986. Kilowatt-hour generation and operating expenses of the joint ownership units are divided on the same basis as ownership. FG&E's proportionate costs are reflected in the 1995 Consolidated Statements of Earnings. Information with respect to these units is set forth in the table below:


                                                          Company's Share

    Joint                                            Amount of
  Ownership                 Proportionate  Share of Utility Plant   Accumulated
    Units            State   Ownership %   Total MW  in Service    Depreciation

Millstone Unit No.3   CT        0.2170      2.50    $11,595,060     $3,155,675
Wyman Unit No.4       ME        0.1822      1.13        408,141        257,934
New Haven Harbor      CT        4.5000     20.12      7,065,274      4,802,423

                                           23.75    $19,068,475     $8,216,032


Note 9:  Benefit Plans

Pension Plans --- Four of the Company's subsidiaries have Retirement and Pension plans and related Trust Agreements to provide retirement annuities for participating employees at age 65. These subsidiaries follow the provisions of Statement of Financial Accounting Standards No. 87, Employer's Accounting for Pensions (SFAS 87). The entire cost of the plans is borne by the respective subsidiaries.

    Net periodic pension (income) cost for 1995, 1994 and 1993 included the following components:

                                      1995        1994       1993
Service Cost -- Benefits Earned
 During the Period                  $616,016    $693,340    $645,226
Interest Cost on Projected
 Benefit Obligation                1,811,981   1,795,836   1,758,782
Expected Return on Plan Assets    (6,412,405) (2,714,751) (2,437,232)
Net Amortization and Deferral      3,652,029     (20,546)     (2,742)
Net Periodic Pension (Income) Cost $(332,379)  $(246,121)   $(35,966)



The following table sets forth the plans' funded status at December 31, 1995, 1994 and 1993:

Projected Benefit Obligation:
                                     1995        1994       1993
Vested                           $24,250,626 $19,970,389 $19,971,230
Non-Vested                           148,106     331,910     149,810
Accumulated                       24,398,732  20,302,299  20,121,040
Due to Recognition of Future       3,837,798   2,521,055   3,278,283
Salary Increases
     Total                        28,236,530  22,823,354  23,399,323
Plan Assets at Fair Value         32,858,602  27,343,779  29,273,216
Funded Status                      4,622,072   4,520,425   5,873,893
Unrecognized Net Loss (Gain)       1,736,643     953,653  (1,181,666)
Unrecognized Prior Service Cost      124,718     138,204     151,690
Unrecognized Transition Obligation   205,660     189,432     173,204
     Prepaid Pension Cost         $6,689,093  $5,801,714  $5,017,121


    Plan assets are invested in common stock, short-term investments and various other fixed income security funds.
    The weighted-average discount rates used in determining the projected benefit obligation in 1995, 1994 and 1993 were 7.75%, 8.25%, and 7.75%, respectively, while the rate of increase in future
compensation levels was   4.50 %, 4.50%, and 4.50%, respectively. The
expected long-term rate of return on assets was 9.50% in each of the years 1995, 1994 and 1993.
    Effective January 1, 1987, Unitil Service Corp. adopted a Supplemental Executive Retirement Plan (SERP). The SERP is an unfunded retirement plan with participation limited to executives selected by the Board of Directors. The cost associated with the SERP amounted to $60,000; $53,000; and $53,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

Employee 401(k) Tax Deferred Savings Plan--- The Company sponsors a defined contribution plan ((under Section 401 (k) of the Internal Revenue Code)) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 12% of current compensation to the plan. The Company matches contributions, with a maximum matching contribution of 3% of current compensation. Employees may direct the investment of their savings plan balances into a variety of investment options, including a Company common stock fund. Participants are 100% vested once completing three years of service in contributions made on their behalf. The Company's share of contributions to the plan were $308,454; $284,248; and $266,645 for the years ended December 31, 1995, 1994 and 1993, respectively.

Post-Retirement Benefits --- Effective as of January 1, 1993, the Company's subsidiaries significantly modified the duration of post-retirement health care benefits. From that date forward, all current retirees were offered such benefits only for an additional twelve-month period and all future retirees will be entitled to such benefits for a twelve-month period following their retirement. The Company's subsidiaries continue to provide life insurance coverage to retirees by making monthly premium payments to a life insurer. Life insurance and limited health care post-retirement benefits required the Company to adopt the provisions of Statement of Financial Accounting Standard No. 106,"Employers' Accounting for Post-retirement Benefits Other than Pensions --- (SFAS 106). For 1995 and 1994, the costs associated with providing health care and life insurance benefits under this arrangement were $86,522 and $82,625. This statement requires accrual accounting for postretirement benefits during the employee's years of service with the Company and the recognition of the actuarially determined total postretirement benefit obligation earned by existing retirees. At December 31, 1995 and 1994, the accumulated postretirement benefit obligation (transition obligation) was approximately $364,000 and $385,000, respectively, under SFAS 106. This obligation is being recognized on a delayed basis over the average remaining service period of active participants and such period will not exceed 20 years. The Company has omitted certain disclosures relating to SFAS 106, as the accumulated post-retirement benefit obligation (transition obligation) is not material.

Note 10:  Commitments and Contingencies

Environmental Matters --- The Company continues to work with federal and state environmental agencies to assess the environmental contamination in the vicinity of former gas manufacturing sites operated by Fitchburg Gas and Electric Light Company, the Company's combination gas and electric operating subsidiary. Based on information developed over the last several years, it has been discovered that there is environmental contamination at a former gas manufacturing plant in Fitchburg, MA (the Sawyer Passway site). In December 1995 the Company accepted a Tier 1B permit from the Massachusetts Department of Environmental Protection (DEP) to address the site pursuant to the requirements of the Massachusetts Contingency Plan. Further investigations are necessary to assess the extent and nature of the contamination, and to evaluate potential remedies. Reports on those investigations are due to be filed with the DEP in early 1997. Because these investigations are at an early stage management cannot, at this time, predict the costs of future analysis and remediation. The costs of such assessments and any remedial action determined to be necessary will initially be funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDPU. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at this site.

Regulatory --- At the state level in both New Hampshire and Massachusetts, and at the federal level, recent regulatory activity has focused on determining how to deregulate the retail sale of electricity to allow for a more competitive market. As the trend continues towards competition in the electric utility industry, Unitil has actively participated in industry, legislative and regulatory proceedings on the issues of competition and industry restructuring at both the federal and state levels, favoring a reasonable and orderly transition to competition and more choice for all customers.
Both the New Hampshire Public Utilities Commission (the "NHPUC") and the New Hampshire Legislature have been involved in discussions and analysis relative to competition in the industry. Early in 1995, the NHPUC issued an order in response to a petition by a power marketer seeking to sell to certain industrial customers of an investor-owned New Hampshire utility. In that order the NHPUC ruled that utilities in New Hampshire do not have exclusive franchise territories as a matter of law and directed the marketer to seek a declaratory order from the Federal Energy Regulatory Commission regarding its proposed transactions. This decision has been appealed to the New Hampshire Supreme Court. In June 1995 New Hampshire Senate Bill 168 (SB 168), was signed into law. SB 168 establishes a legislative committee to consider changes in the structure of the electric utility industry. The act also directs the NHPUC to begin a retailcompetitionpilot program and to act within five months to establish standards for utility discounts to industrial customers. The legislative committee and its subcommittees met regularly during the summer and fall of 1995, and several members sponsored new legislation, including legislation currently being debated that would require utilities to file restructuring plans with the NHPUC by June 1996, with statewide retail competition by June 1998. The NHPUC has issued its preliminary guidelines for the retail wheeling pilot program incorporating implementation by May 1996 and is expected to issue its final guidelines in March 1996. The NHPUC issued its final guidelines on discount rates for industrial customers in November 1995. The NHPUC aproved the Company's Energy Bank program in accordance with these guidelines in December 1995.
During 1995, the Massachusetts Department of Public Utilities (the "MDPU") concluded the initial hearings in an electric industry restructuring docket and has issued an order requiring the three largest Massachusetts' electric utilities to file restructuring plans in February1996 and the remaining Massachusetts' electric utilities (including FG&E) to file restructuring plans three months after the MDPU issues orders regarding the first three plans.
CECo, E&H, and FG&E have all received regulatory approval for the Company's Energy Bank program. Energy Bank is an innovative economic development program designed to bring low-cost energy to new and expanding industrial customers. With rates in the range of 5 cents/KWH this program offers electric energy at a price that is equal to the National Average industrial rate and is 40% below the current average industrial rate in New England. In addition to providing substantial benefits to new and expanding industrial customers in the form of very competitive and responsive market pricing, Energy Bank will also provide significant benefits to all the System's customers in the form of local economic development activity, reduced power costs, and lower costs to all customers through the issuance of Power Dividends.
The last formal regulatory hearings to increase base rates for Unitil's three retail operating subsidiaries occurred in 1985 for Concord Electric Company, 1984 for Fitchburg Gas and Electric Light Company and 1981 for Exeter & Hampton Electric Company. A majority of the System's operating revenues are collected under various periodic rate adjustment mechanisms including: fuel, purchased power, cost of gas and conservation program cost recovery mechanisms.

Litigation --- The Company is also involved in other legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

Purchased Power and Gas Supply Contracts --- FG&E and Unitil Power have commitments under long-term contracts for the purchase of electricity and gas from various suppliers. Generally, these contracts are for fixed periods and require payment of demand and energy charges. Total costs under these contracts are included in Electricity and Gas Purchased for Resale in the Consolidated Statements of Earnings. These costs are normally recoverable in revenues under various cost recovery mechanisms.

The status of the electric purchased power contracts at December 31, 1995, was as follows:

  Unit       1995                                    Est. Annual Min.
  Fuel      Energy          Purchased    Contract    Payments Which
 Type [1]     MW             (MWH's)     End-Date    Cover Future Debt
          Entitlement                               Service Regs. ($000)

                               Non-Utility Purchases
Unitil Power
 Refuse     6.0 [2]           45,546       2003           None
 System     9.5 [7]            2,368       1995           None
 System     9.5 [7]            2,047       1995           None
  Gas       1.5                7,558       2012           None
  Coal     20.0               68,156       2009           None
 System    18.3 [8]              804       2002           None


FG&E
  Wood     14.0               99,659       2012           None
 Hydro      3.0               18,328       2012           None

                                Utility Purchases
Unitil Power
Nuclear    25.5              185,505       1998           None
Oil/Gas    23.0               52,797       1998           None
 Hydro      8.9                            2001          $1,080 [3]
Various    16.0 [2]           44,426       1999           None
Coal/Oil   15.0 [2]           65,837       2005           None
Oil/Gas    25.0               86,309       1996           None
  Gas      12.0 [2]           56,750       2010          $2,776 [4]
Nuclear     3.0 [2]            7,092       2005           None
Nuclear     2.0 [2]            4,307       2005           None
Coal/Oil    9.3 [2]           23,362       2005           None
Nuclear     1.9 [2]           18,035       2013           None
Nuclear    10.0               72,881       2010           None
  Oil       5.0 [2]           11,994       2005           None
  Oil       5.0 [2]           12,766       2005           None
 System     8.0               12,777       1996           None
Oil/Gas    10.0 [2]            8,607       2008           None
Various         [5]           66,959                      None
Various         [6]          171,770                      None

FG&E
Nuclear    10.0               74,780       1996           None
 Hydro      2.1                            1996           $73   [3]
 Hydro      3.2                            2001           $426  [3]
Oil/Gas    20.0               69,445       2015           None
 System    15.0 [2]           27,582       2001           None
Various         [5]           86,048                      None
Various         [6]          108,967                      None

Notes:
[1] Total Annual Cost of Purchase Power Contracts are included on Consolidated Statement of Earnings.
[2] Capacity amounts vary over time. Represents maximum capacity purchased under the contract.
[3]  Total support charges including debt service requirements.
[4] Total estimated 1995 annualized capacity payments, including debt service requirements.
[5]  Short-term purchases of a month or less in duration.
[6]  Net energy purchases from NEPOOL.
[7]  Contract Ended 6/30/95 and was replacted by [8].
[8]  Replacement for [7].

Note 11: Segment Information

    The following additional information is presented about the electric and gas operations of the Company:

                                           1995        1994         1993
Operating Revenues                    $138,099,371 $134,096,627 $132,754,707
Operating Income Before Income Taxes   $16,781,348  $15,884,879  $15,248,660
Identifiable Assets as of December 31 $174,269,584 $171,757,678 $169,360,726
Depreciation                            $5,504,701   $5,359,212   $5,215,489
Construction Expenditures              $11,846,778   $7,364,344   $6,849,060

Gas Operations                             1995        1994         1993
Operating Revenues                     $17,629,879  $18,694,703  $18,486,105
Operating Income Before Income Taxes $1,578,103 $2,026,055 $2,512,287 Identifiable Assets as of December 31 $30,013,418 $28,181,365 $27,168,106
Depreciation                              $810,912     $770,405     $733,583
Construction Expenditures               $2,007,922   $1,816,390   $1,070,984

Total Company                              1995        1994         1993
Electric and Gas Operating Revenues   $155,729,250 $152,791,330 $151,240,812
Other Revenue                              940,954      624,560      368,010
Total Operating Revenues              $156,670,204 $153,415,890 $151,608,822
Operating Income Before Income Taxes   $18,359,451  $17,910,934  $17,760,947
Income Tax Expense                      (4,097,161)  (4,137,430)  (3,687,538)
Non-Operating Income                       171,089       62,887       50,145
Net Interest and Other Expenses         (6,064,583)  (5,798,192)  (6,523,487)
Net Income                              $8,368,796    8,038,199    7,600,067
Dividend Requirements on Preferred Stock   283,749      291,543      297,577
Net Income Applicable to Common Stock   $8,085,047   $7,746,656   $7,302,490
Identifiable Assets as of December 31 $204,283,002 $199,939,043 $196,528,832
Unallocated Assets                       7,419,282    4,582,418    4,979,923
Total  Assets as of December 31       $211,702,284 $204,521,461 $201,508,755
Depreciation                            $6,315,613   $6,129,617   $5,949,072
Construction Expenditures              $14,644,963   $8,943,491   $7,713,542

    Expenses used to determine operating income before taxes are charged directly to either segment or are allocated in accordance with factors contained in cost of service studies which were included in rate applications approved by the NHPUC and MDPU. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. Assets not so identified represent primarily working capital items and real property.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information required by this Item is set forth in Exhibit 99.1 on pages 2 through 6 of the 1996 Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION
      Information required by this Item is set forth in Exhibit 99.1 on pages 8 through 12 of the 1996 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information required by this Item is set forth in
Exhibit 99.1 on pages 2 through 4 of the 1996 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)  (1) and (2) -

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 1995 and 1994

Consolidated Statements of Earnings - for the years ended
December 31, 1995, 1994 and 1993

Consolidated Statements of Capitalization - December 31, 1995 and 1994

Consolidated Statements of Cash Flows
 for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Common Stock Equity - for the years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of the Company and subsidiaries are included in Item 14(d):


     Report of Independent Certified Public Accountants


     Schedule VIII  Valuation and Qualifying Accounts for December 31,
                1995; 1994 and 1993


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

    3.6      The Agreement and Plan of Merger
               dated March 1, 1989 among the
               Company, Fitchburg Gas and     Exhibit 25(b) to
               Electric Light Company (FG&E) Form 8-K dated and UMC Electric Co.,Inc.(UMC).March 1, 1989

    3.7      Amendment No. 1 to The Agreement
               and Plan of Merger dated March Exhibit 28(b) to
               1, 1989 among the Company,     Form 8-K, dated
               FG&E and UMC                   December 14, 1989

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

    4.4      Fourth Supplemental Indenture
               dated March 28, 1984 amending
               CECo's Original First Mortgage
               Bonds Indenture, and First,
               Second and Third Supplemental
               Indentures and all additional
               series unless supplemented.      **


    4.5      Fifth Supplemental Indenture
               dated June 1, 1984 relating
               to CECo's First Mortgage
               Bonds, Series F, 14 7/8% due
               June 1, 1999 and all additional
               series unless supplemented.       **

    4.6      Sixth Supplemental Indenture
               dated October 29, 1987
               relating to CECo's First
               Mortgage Bonds, Series G,
               9.85% due October 15, 1997     Exhibit 4.6 to
               and all additional series      Form 10-K
               unless supplemented.           for 1987

    4.7      Seventh Supplemental Indenture
               dated August 29, 1991 relating
               to CECo's First Mortgage
               Bonds, Series H, 9.43% due
               September 1, 2003 and all      Exhibit 4.7 to
               additional series              Form 10-K
               unless supplemented.           for 1991

    4.8      Eighth Supplemental Indenture
               dated October 14, 1994
               relating to CECo's First
               Mortgage Bonds,
               Series I, 8.49% due October    Exhibit 4.8 to
               14, 2024 and all additional    Form 10-K
               series unless supplemented.    for 1994


    4.9      Indenture of Mortgage and Deed
               of Trust dated December 1,
               1952 of E&H relating to all
               series unless  Registration    Exhibit 4.5 to
               supplemented.                  Statement 2-49218

    4.10     Third Supplemental Indenture
               dated June 1, 1964 relating
               to E&H's First Mortgage Bonds,
               Series D, 4 3/4% due June 1,   Exhibit 4.5 to
               1994 and all additional series Registration
               unless supplemented.           Statement 2-49218


    4.11     Fourth Supplemental Indenture
               dated January 15, 1968
               relating to E&H's
               First Mortgage Bonds, Series
               E, 6 3/4% due January 15,      Exhibit 4.6 to
               1998 and all additional        Registration
               series unless supplemented.    Statement 2-49218


    4.12     Fifth Supplemental Indenture
               dated November 15, 1971
               relating to E&H's
               First Mortgage Bonds, Series
               F, 8.70% due November 15,      Exhibit 4.7 to
               2001 and all additional        Registration
               series unless supplemented.    Statement 2-49218


    4.13     Sixth Supplemental Indenture
                dated April 1, 1974 relating
                to E&H's First Mortgage Bonds,
                Series G, 8 7/8%
                due April 1, 2004 and all
                additional series unless
                supplemented.                  **

    4.14     Seventh Supplemental Indenture
               dated December 15, 1977
               relating to E&H's
               First Mortgage Bonds, Series   Exhibit 4 to
               H, 8.50% due December 15,      Form 10-K
               2002 andall additional         for 1977
               series unless supplemented.   (File No. 0-7751)

    4.15     Eighth Supplemental Indenture
               dated October 29, 1987
               relating to E&H's
               First Mortgage Bonds, Series
               I, 9.85% due October
               15, 1997 and all additional    Exhibit 4.15 to
               series unless supplemented.    Form 10-K for 1987

    4.16     Ninth Supplemental Indenture
               dated August 29, 1991 relating
               to E&H's First Mortgage Bonds,
               Series J, 9.43% due September  Exhibit 4.18 to
               1, 2003 and all additional     Form 10-K
               series unless supplemented.    for 1991

    4.17     Tenth Supplemental Indenture
               dated October 14, 1994
               relating to E&H's
               First Mortgage Bonds, Series
               K, 8.49% due October 14, 2024  Exhibit 4.17 to
               and all additional series      Form 10-K
               unless supplemented.           for 1994


    4.18     Bond Purchase Agreement dated
               August 29, 1991 relating to
               E&H's First Mortgage Bonds,
               Series J Form 10-K             Exhibit 4.19 to
               9.43% due September 1, 2003    for 1991


    4.19     Purchase Agreement dated March
               20, 1992 for the 8.55% Senior  Exhibit 4.18 to
               Notes due March 31, 2004       Form 10-K for 1993

    4.20     Note Agreement dated November
               30, 1993 for the 6.75%         Exhibit 4.18 to
               Notes due November 30, 2023    Form 10-K for 1993

    4.21     First Mortgage Loan Agreement
               dated October 24, 1988 with an
               Institutional Investor in
               connection with Unitil Realty
               Corp.'s acquisition of the     Exhibit 4.16 to
               Company's facilities in        Form 10-K
               Exeter,New Hampshire.          for 1988

    10.1     Labor Agreement effective June
               1, 1994 between CECo
               and The International
               Brotherhood of Electrical      Exhibit 10.1 to
               Workers, Local Union No. 1837  Form 10-K for 1994

    10.2     Labor Agreement effective June
               25, 1995 between E&H
               and The International
               Brotherhood of Electrical Workers,
               Local Union No. 1837, Unit 1.  Filed herewith

    10.3     Labor Agreement effective May 1,
               1994 between FG&E and The
               Brotherhood of Utility Workers
               of New England, Inc., Local    Exhibit 10.3 to
               Union No. 340.                 Form 10-K for 1994

    10.4     Unitil System Agreement dated
               June 19, 1986 providing that
               Unitil Power will supply
               wholesale requirements
               electric                       Exhibit 10.9 to
               service to CECo and E&H        Form 10-K for 1986

    10.5     Supplement No. 1 to Unitil
               System Agreement providing that
               Unitil Power will supply
               wholesale                      Exhibit 10.8 to
               requirements electric service Form 10-K for 1987 to CECo and E&H.

    10.6     Transmission Agreement Between
               Unitil Power Corp. and Public
               Service Company of New
               Hampshire,                     Exhibit 10.6 to
               Effective November 11, 1992    Form 10-K for 1993


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

    11.1     Statement Re Computation in
               Support of Earnings Per Share
               for the Company                Filed herewith

    12.1     Statement Re Computation in
               Support of Ratio of Earnings
               to Fixed Charges for the
               Company.                       Filed herewith

    21.1     Statement Re Subsidiaries of
               Registrant.                    Filed herewith

    27.0     Financial Data Schedule          Filed herewith

    28.1     Form 11-K Annual Report of the
               UNITIL Corporation Tax
               Deferred Savings and
               Investment Plan for the
               year ended December 31, 1995   Filed herewith

    99.1     1995 Proxy Statement             Filed herewith


* The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

**   Copies of these debt instruments will be furnished to the
Securities and Exchange Commission upon request.

     (b)  Report on Form 10-K
       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.



         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have issued our reports dated February 9, 1996, accompanying the consolidated financial statements and schedules incorporated in the Annual Report of Unitil Corporation and subsidiaries on Form 10-K for the year ended December 31, 1995. We hereby consent to the incorporation by reference of said report in the Registration Statements of Unitil Corporation and subsidiaries on Form S-3 and on Form S-8.


                                                    GRANT THORNTON LLP


Boston, Massachusetts
March 28, 1996




                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Unitil Corporation



Date   March 11, 1996                              By  Peter J. Stulgis
                                                       Peter J. Stulgis
                                                   Chairman of the Board of
                                                   Directors, and Chief
                                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                Capacity                    Date




         Peter J. Stulgis          Principal Executive      March 11, 1996
         Peter J. Stulgis          Officer; Director
(Chairman of the Board of Directors
    and Chief Executive Officer)


        Michael J. Dalton           Principal Operating     March 11, 1996
        Michael J. Dalton           Officer; Director
      (President and Chief
       Operating Officer)


         Gail A. Siart               Principal Financial    March 11, 1996
         Gail A. Siart               Officer
     (Treasurer and Chief
      Financial Officer)


    Douglas K. MacDonald                Director            March 11, 1996
    Douglas K. Macdonald


    J. Parker Rice, Jr.                 Director            March 11, 1996
    J. Parker Rice, Jr.

     Charles H. Tenney III              Director            March 11, 1996
     Charles H. Tenney III

     William W. Treat                   Director            March 11, 1996
     William W. Treat


   W. William Vanderwolk, Jr.           Director            March 11, 1996
   W. William VanderWolk, Jr.


       J. D. Wheeler                    Director            March 11, 1996
       J. D. Wheeler

     Franklin Wyman, Jr.                Director            March 11, 1996
     Franklin Wyman, Jr.
                                                        SCHEDULE VIII.

                      UNITIL CORPORATION
        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

      Column A         Column B          Column C         Column D    Column E
                                         Additions
                      Balance at   Charged to Charged to  Deductions  Balance at
                      Beginning    Costs and    Other        from      End of
     Description      of Period    Expenses   Accounts(A) Reserves(B)  Period


Year Ended December 31, 1995

Reserves Deducted from A/R

     Electric         504,790       627,197    170,563     812,278    490,272
     Gas               69,059       254,387     49,271     240,393    132,324
                      573,849       881,584    219,834   1,052,671    622,596

Year Ended December 31, 1994

Reserves Deducted from A/R

     Electric         510,853       552,905    193,202     752,170    504,790
     Gas               70,402       157,098     58,714     217,155     69,059
                      581,255       710,003    251,916     969,325    573,849

Year Ended December 31, 1993

Reserves Deducted from A/R

     Electric         461,048       654,959    154,355     759,509    510,853
     Gas               95,008       152,720     54,733     232,059     70,402
                      556,056       807,679    209,088     991,568    581,255

(A)  Collections on Accounts Previously Charged Off
(B)  Bad Debts Charged Off