Form 10-Q
period 1996-03-31
UNITIL CORP
filed 1996-05-15
CIK 755001

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1996


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

       Class                          Outstanding at  May 5, 1996
    Common Stock, No par value              4,339,818 Shares


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                INDEX


Part I. Financial Information                                 Page No.


Consolidated Statements of Earnings - Three
       Months Ended March 31, 1996 and 1995                      3

Consolidated Balance Sheets, March 31, 1996,
       March 31, 1995 and December 31, 1995                      4-5

Consolidated Statements of Cash Flows - Three Months
       Ended March 31, 1996 and 1995                             6

Notes to Consolidated Financial Statements                       7-8

Management's Discussion and Analysis of Results of
       Operations and Financial Condition                        9-11

Exhibit 11 - Computation of Earnings per Average
       Common Share Outstanding                                  12

Part II.  Other Information                                      13


                 PART 1. FINANCIAL INFORMATION

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (UNAUDITED)

                                             Three Months Ended
                                                 March 31,
                                             1996          1995
Operating Revenues:
 Electric                                $36,696,596   $34,630,716
 Gas                                       7,448,729     6,182,175
 Other                                        23,285       219,636
  Total Operating Revenues                44,168,610    41,032,527
Operating Expenses:
 Fuel and Purchased Power                 24,237,784    23,231,030
 Gas Purchased for Resale                  4,323,966     3,458,550
 Operating and Maintenance                 5,824,291     5,352,955
 Depreciation                              1,633,558     1,570,675
 Amort. of Cost of Abandoned Properties      488,500       420,719
 Provisions for Taxes:
   Local Property and Other                1,313,376     1,194,442
   Federal and State Income                1,751,787     1,475,449
      Total Operating Expenses            39,573,262    36,703,820
Operating Income                           4,595,348     4,328,707
    Non-Operating (Income) Expense          (12,501)       155,810
Income Before Interest Expense             4,607,849     4,172,897
   Interest Expense, Net                   1,411,936     1,454,030
Net Income                                 3,195,913     2,718,867
   Less Dividends on Preferred Stock          70,726        71,301
Net Income Applicable to Common Stock     $3,125,187    $2,647,566

Average Common Shares Outstanding          4,334,283     4,274,626


Earnings Per Share of Common Stock             $0.72         $0.62

Dividends Declared per Share
   of Common Stock (Note 1)                    $0.66         $0.64





 (The accompanying notes are an integral part of these statements.)



                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                        March 31,                 December
                                                                     31,
                                   1996            1995             1995
ASSETS:

Utility Plant:
  Electric                        $149,755,755    $143,467,360    $148,458,414
  Gas                               27,378,391      25,894,102      27,220,705
  Common                             8,347,204       6,951,814       8,494,093
  Construction Work in Progress      9,666,536       1,452,591       6,003,991
Utility Plant                      195,147,886     177,765,867     190,177,203
  Less: Accumulated Depreciation    61,946,195      57,509,133      60,682,742
Net Utility Plant                  133,201,691     120,256,734     129,494,461

Other Property & Investments            42,448          42,448          42,448

Current Assets:
  Cash                               2,151,213       6,345,082       3,397,931
  Accounts Receivable - Less
    Allowance for Doubtful
    Accounts of $648,186,
    $568,626 and $622,596           15,970,323      14,492,916      14,931,699
   Materials and Supplies            1,738,516       1,529,955       2,275,865
  Prepayments                          679,079         688,645         434,727
  Accrued Revenue                    1,418,653         655,514       2,577,715
      Total Current Assets          21,957,784      23,712,112      23,617,937

Deferred Assets:
  Debt Issuance Costs                  871,107         926,128         885,258
  Cost of Abandoned Properties      26,766,291      28,352,120      27,254,791
  Prepaid Pension Costs              6,914,961       5,971,880       6,689,093
  Other Deferred Assets             24,246,950      25,511,425      23,718,296
      Total Deferred Assets         58,799,309      60,761,553      58,547,438

TOTAL                             $214,001,232    $204,772,847    $211,702,284




 (The accompanying notes are an integral part of these statements.)


                UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                            March 31,             December
                                                                      31,
                                        1996          1995           1995
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                $64,502,158     $60,262,024     $63,894,789
Preferred Stock,
 Non-Redeemable, Non-Cumulative
   Preferred Stock                     225,000         225,000         225,000
 Redeemable, Cumulative
   Preferred Stock                   3,766,900       3,809,600       3,773,900
Long-Term Debt,
  Less Current Portion              62,211,000      63,466,000      62,211,000
      Total Capitalization         130,705,058     127,762,624     130,104,689

Capitalized Leases,
Less Current Portion                 3,644,252       3,381,675       3,732,947

Current Liabilities:
  Long-Term Debt, Current Portion    1,255,000         144,000       1,294,000
  Short-Term Debt                    1,900,000               0       2,700,000
  Accounts Payable                  14,355,500      11,398,398      14,565,075
  Dividends Declared and Payable     1,611,340       1,525,877         170,796
  Refundable Customer Deposits       1,823,971       2,917,450       2,237,851
  Taxes Accrued                      2,040,377       1,193,442         216,596
  Interest Accrued                   1,471,692       1,428,365       1,425,876
  Capitalized Leases,
    Current Portion                    673,438         525,989         741,832
  Accrued and Other
    Current Liabilities              2,928,465       2,201,055       2,202,096
      Total Current Liabilities     28,059,783      21,334,576      25,554,122

Deferred Liabilities:
  Investment Tax Credits             1,754,516       1,955,581       1,803,821
  Other Deferred Liabilities         9,139,137       9,258,090       9,763,878
    Total Deferred Liabilities      10,893,653      11,213,671      11,567,699

Deferred Income Taxes               40,698,486      41,080,301      40,742,827

TOTAL                             $214,001,232    $204,772,847    $211,702,284


      (The accompanying notes are an integral part of these statements.)


          UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                  March 31,
                                                    1996          1995
Net Cash Flow from Operating Activities:
  Net Income                                     $3,195,913    $2,718,867
  Adjustments to Reconcile Net Income
   to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                2,122,058     1,991,394
     Deferred Taxes                                 156,278        48,205
     Amortization of Investment Tax Credit          (49,305)      (50,587)
     Provision of Doubtful Accounts                 227,244       185,217
     Amortization of Debt Issuance Costs             14,151        29,802
     Loss on Taking of Land and Building                  0       140,698
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                         (1,265,868)   (1,396,447)
     Materials and Supplies                         537,349       560,024
     Prepayments and Prepaid Pension               (470,220)     (450,110)
     Accrued Revenue                              1,159,062     1,636,783
   Increase (Decrease) in:
     Accounts Payable                               209,575)   (1,092,643)
     Refundable Customer Deposits                  (413,881)      434,671
     Taxes and Interest Accrued                   1,869,598     1,590,573
     Other, Net                                    (493,911)     (372,070)
  Net Cash Provided by Operating Activities       6,378,893     5,974,377

Net Cash Flows from Investing Activities:
     Acquisition of Property, Plant and Equip.   (5,359,269)   (2,098,879)
     Proceeds from Taking of Land & Building              0     2,000,000
  Net Cash Used in Investing Activities          (5,359,269)      (98,879)

Cash Flows from Financing Activities:
     Net (Decrease) in Short-Term Debt             (800,000)            0
     Net (Decrease) in Long-Term Debt               (39,000)   (1,970,321)
     Dividends Paid                              (1,492,585)   (1,435,686)
     Issuance of Common Stock                       229,333       259,705
     Retirement of Preferred Stock                   (7,000)      (59,000)
     Repayment of  Capital Lease Obligations       (157,090)     (135,237)
  Net  Cash Flows from Financing Activities      (2,266,342)   (3,340,539)

Net  Increase (Decrease) in Cash                 (1,246,718)    2,534,959
Cash at Beginning of  Year                        3,397,931     3,810,123
Cash at March 31,                                $2,151,213    $6,345,082
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                                $1,488,976    $1,482,339
    Federal Income Taxes Paid                      $200,000            $0
    Non-Cash Financing Activities:
       Capital Leases Incurred                           $0      $205,359


 (The accompanying notes are an integral part of these statements.)


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

Note 1.

Dividends Declared Per Share:

     Two regular quarterly common stock dividends were declared during the first quarter of 1996 and 1995.

Common Stock Dividend:

     On March 7, 1996, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.33 per share which is payable on May 15, 1996 to shareholders of record as of May 1, 1996.

     On January 16, 1996, the Company's Board of Directors approved a 3.1% increase to the dividend rate on its common stock. The new regular dividend rate is $0.33 per share and was payable February 15, 1996 to shareholders of record as of February 1, 1996.

Note 2.

Common Stock:

     During the first quarter of 1996, the Company sold 9,765 shares of Common Stock, at an average price of $23.48 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $229,294 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

Details on preferred stock at March 31, 1996, March 31, 1995 and
December 31, 1995 are shown below:


                                        March 31,              December
                                                                  31,
                                    1996          1995           1995
Preferred Stock:
  Non-Redeemable,
   Non-Cumulative,
    6%, $100 Par Value            $225,000      $225,000       $225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                   215,000       215,000        215,000
    5% Dividend Series              91,000        98,000         98,000
    6% Dividend Series             168,000       168,000        168,000
    8.75% Dividend Series          344,300       344,300        344,300
    8.25% Dividend Series          406,000       406,000        406,000
    5.125% Dividend Series       1,076,600     1,108,100      1,076,600
    8% Dividend Series           1,466,000     1,470,200      1,466,000
  Total Redeemable Preferred     3,766,900     3,809,600      3,773,900

      Total Preferred Stock     $3,991,900    $4,034,600     $3,998,900


Note 4.

Long-term Debt:

     Details on long-term debt at March 31, 1995, March 31, 1995 and December 31, 1995 are shown below:
                                         March 31,               December
                                                                    31,
                                    1996           1995            1995

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%,
due January 15, 1998              $1,552,000      $1,584,000      $1,584,000
Series H, 9.43%,
due September 1, 2003              6,500,000       6,500,000       6,500,000
Series I, 8.49%,
dueOcotber 14, 2024                6,000,000       6,000,000       6,000,000

Exeter & Hampton
Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%,
due January 15, 1998                 504,000         511,000         511,000
Series H, 8.50%,
due December 15, 2002                910,000       1,015,000         910,000
Series J, 9.43%,
due September 1, 2003              5,000,000       5,000,000       5,000,000
Series K, 8.49%,
due October 14, 2024               9,000,000       9,000,000       9,000,000

Fitchburg Gas and Electric
Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004    15,000,000      15,000,000      15,000,000
6.75% Notes due November 30,2023  19,000,000      19,000,000      19,000,000

Total                             63,466,000      63,610,000      63,505,000
Less: Installments
due within one year                1,255,000         144,000       1,294,000

Total Long-term Debt             $62,211,000     $63,466,000     $62,211,000


Note 5.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1996 and 1995; and results of operations for the three months ended March 31, 1996 and 1995; and consolidated statements of cash flows for the three months
ended March 31, 1996 and 1995.   Reclassifications of amounts are
made periodically to previously issued financial statements to conform with the current year presentation.

    The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                       AND FINANCIAL CONDITION


     EARNINGS

     Earnings per average common share outstanding were $0.72 for the three-months ended March 31, 1996, as compared to $0.62 per average common share outstanding for the three-months ended March 31, 1995. This increase of $0.10 per share, or 16%, was primarily due to higher electric and gas base revenue during the first quarter of 1996. Higher operating costs and lower energy consulting revenue partially offset this increase.

     Total base revenue increased 10.7% in the first quarter of 1996. This increase was mainly attributable to two factors: 1) continued growth in electric sales to the System's largest commercial and industrial customers: and 2) the positive impact of a normal heating season on electric and gas sales to residential customers. The Unitil System's kilowatt-hour (KWH) sales increased 11.7% during the first quarter of 1996. Regulatory approvals for Unitil's Energy Bank(TM) have now been secured and already this initiative has meant substantial new electric sales under market pricing arrangements with the System's customers at prices which are up to 40% less than the current New England average industrial rate. The addition of these substantial new sales, combined with overall higher energy usage by existing customers, resulted in an increase of over 24% in KWH sales to the System's largest commercial and industrial customer group, to 145,584,255 KWH up from 117,294,800 KWH in the year earlier period.

     A return to normal winter weather also had a positive impact on sales. The weather in the first quarter of 1996, as measured by heating degree days, was 12.5% colder than the same period in 1995. As a result, KWH sales to residential customers increased 7.4% to 154,572,282 KWH, compared to 143,987,634 KWH during the first quarter of 1995. Total gas firm therm sales, most impacted by the weather, increased 16.6% during the current quarter of 1996 to 11,331,370 therms from 9,719,744 therms in the year earlier period.

     Higher operating costs in the first quarter of 1996 partially offset the increase in base revenue. This increase in costs primarily reflects expanded business development and marketing initiatives. The Company is investing some of the earnings from new growth in the development and marketing of additional new products designed to secure and expand market share as new competitive opportunities arise from industry restructuring efforts currently underway. Other offsetting factors included a reduction in energy consulting revenues during the current quarter and an increase in property taxes of more than 10%.


     Millstone Unit No. 3

     Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E), has a 0.217% ownership in the Millstone Unit No. 3 nuclear generating unit which supplies it with
2.50 MW of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone No. 3 on its watch list, which calls for increased NRC inspection attention. In March 1996 the NRC requested additional information about the operation of the unit. As a result of an engineering evaluation completed by Northeast Utilities, the unit's managing owner, Millstone Unit No. 3 was taken out of service on March 30, 1996. It is expected that completion of the work necessary to answer the NRC's questions will last until early July 1996. Neither the plant's management nor the Company can predict how long the NRC will take to review this data, or what further actions the NRC might require before the restarting of this unit.

     During the period that Millstone No. 3 is out of service FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance ("O&M ") costs, and may incur additional
O&M costs and capital expenditures to meet the NRC guidelines.   FG&E
will also incur costs to replace the power that was expected to be
generated by the unit.   It is estimated that the additional cost of
replacement power will approximate $35,000 per month during the outage.


     Competition and Industry Restructuring

     At the state level in both New Hampshire and Massachusetts, progress towards a more competitive retail electric marketplace has continued. Unitil remains an active participant in industry, regulatory, and legislative proceedings on the issues of competition and industry restructuring, favoring a reasonable and orderly transition to competition and more choice for all customers.

     In New Hampshire, the Retail Competition Pilot Program initiated by the New Hampshire Public Utilities Commission (NHPUC) is currently in the implementation stage. On May 1, 1996, all regulated electric utilities in the State released lists of customers who have been selected as participants in the program. The guidelines provide that up to 3% of each utility's retail customer's will be allowed to select from among competing electric supply providers and have this supply delivered across the local utility system.More than twenty electric suppliers, including Unitil Resources, Inc., are authorized to begin marketing the sale of unbundled electricity to these participants.

     Unitil is currently appealing a decision by the NHPUC regarding the recovery of power costs on mandated sales discounts to Pilot Program participants. The NHPUC has ordered CECo and E&H to file tariff rates which include a non-participant protection mechanism, to prevent the allocation of unrecovered power costs to non-participating customers. The Commission's decision would deny CECo and E&H the opportunity to fully recover their purchased power costs, in violation of both federal and state law, or to mitigate any of the losses associated with the mandated power sales discounts. Unless and until reversed by the Commission or the Supreme Court it is estimated that under these tariffs CECo and E&H may potentially incur $275,000 annually of trapped wholesale power supply costs.

     Early in 1995, the NHPUC issued an order ruling that utilities in New Hampshire do not have exclusive territories as a matter of law. This order was issued in response to a petition by a power marketer seeking to sell electricity to certain industrial customers of an investor-owned New Hampshire utility. The NHPUC's decision was appealed to the New Hampshire Supreme Court by the affected New Hampshire utility, and on May 13, 1996 the Court confirmed the NHPUC decision by ruling that New Hampshire utilities do not as a matter of law have exclusive territories.

     In the New Hampshire Legislature, HB 1392 passed both the House and the Senate during the first quarter of 1996 and execution by the governor is pending. This bill establishes principles, standards and a timetable for the NHPUC to implement full, open retail electric energy competition by January 1, 1998. The Bill also calls for the NHPUC to set Interim Access Charges (equitable, appropriate and balanced with due consideration of regional competitive rate levels), with final orders on stranded cost recovery within two years of the implementation of full competition.


     During February 1996, four Massachusetts utilities filed restructuring plans with the Massachusetts Department of Public Utilities (MDPU), as required by that state's industry restructuring process. Following these filings, the MDPU revised its initial industry restructuring procedures, moving to a generic rulemaking proceeding first, to be followed by utility compliance filings by October 6, 1996. Draft regulations issued May 1, 1996 call for unbundled rates by January 1, 1997 and implementation of full and open electric energy competition by around January 1, 1998. Utilities are to be provided reasonable opportunity to recover prudent, non-mitigable stranded costs over ten years, phased incentive for divestiture of generation, and performance based ratemaking of monopoly transmission and distribution functions.

     At the federal level, the Federal Energy Regulatory Commission
(FERC) recently issued its long awaited Mega-NOPR (Notice of Proposed Rulemaking) ordering jurisdictional utilities to file open access, non-discriminatory wholesale transmission tariffs within 60 days. Result should be an increase in wholesale competition in New England and, over time, a reduction in the Unitil System's purchased power costs. However, compliance with this ruling will initially involve additional filing and compliance costs for the Company.


     CAPITAL REQUIREMENTS

     Capital expenditures for the three months ended March 31, 1996 were approximately $5,400,000. This compares to $2,100,000 during the same period last year. Capital expenditures for the year 1996 are estimated to be approximately $18,300,000 as compared to $14,600,000 for 1995. This projection reflects capital expenditures of approximately $14,200,000 million for normal utility system expansions, replacements and other improvements and capital expenditures of approximately $4,100,000 related to the completion of construction of Unitil's new corporate headquarters.


     LEGAL PROCEEDINGS

     In June, 1993, E&H was served with a complaint from Zeabrook Associates, the owner of an apartment complex. In that complaint filed in the New Hampshire Superior Court for Rockingham County, the owner asserts that the Company improperly imposed a cash deposit requirement for new residential customers in the claimant's apartment complex resulting in lost rental income and damages to reputation. This matter was recently settled through mediation and E&H agreed to make a settlement payment to Zeabrook of $400,000. Approximately $200,000 of the settlement amount and $100,000 of legal fees are recoverable under E&H's stop-loss insurance policies.

     In another matter unrelated to Zeabrook, following a hearing before the New Hampshire Board of Land and Tax Appeals on April 11,1996, the New Hampshire Department of Transportation ("NHDOT") agreed to settle its dispute with the Company over the value of the Company's former corporate headquarters which was taken by NHDOT in 1995 in an eminent domain action. The terms of the settlement include an additional payment to be made to the Company of $875,000 and is subject to the approval of the New Hampshire Governor's Council. The Company intends to use the proceeds of the settlement, when received, to partially offset construction costs of its new corporate headquarters in Hampton, NH.



                                                 PART I.  EXHIBIT 11.

             UNITIL CORPORATION AND SUBSIDIARY COMPANIES

    COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                             (UNAUDITED)



                                          Three Months Ended
PRIMARY                                      March 31,
                                         1996             1995

Net Income                            $3,195,913       $2,718,867
Less: Dividend Requirement
     on Preferred Stock                   70,726           71,301
Net Income Applicable
    to Common Stock                   $3,125,187       $2,647,566

Average Number of Common
    Shares Outstanding                 4,334,283        4,274,626

Earnings Per Common Share                  $0.72            $0.62





                                            Three Months Ended
FULLY-DILUTED                                  March 31,
                                          1996              1995

Net Income                             $3,195,913        $2,718,867
Less: Dividend Requirement
     on Preferred Stock                    70,726            71,301
Net Income Applicable
    to Common Stock                    $3,125,187        $2,647,566

Average Number of Common
    Shares Outstanding                  4,443,907         4,343,520

Earnings Per Common Share                   $0.70             $0.61



                     PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

    Exhibit No.    Description of Exhibit                   Reference

        11         Computation in Support of
                   Earnings Per Average Common Share       Filed herewith



    (b) Reports on Form 8-K

     During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.












                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  UNITIL CORPORATION
                                                     (Registrant)




Date:  May 14, 1996                              /s/  Gail A. Siart
                                               Gail A. Siart, Treasurer and
                                                 Chief Financial Officer


                                      (Gail A. Siart is the Principal
                                       Financial Officer and has been duly
                                       authorized to sign on behalf of the
                                       registrant.)