Form 10-Q
period 1996-06-30
UNITIL CORP
filed 1996-08-14
CIK 755001

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1996


Commission File Number   1-8858

                                   Unitil Corporation
                 (Exact name of registrant as specified in its charter)

       New Hampshire                                          02-0381573
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


   6 Liberty Lane West, Hampton, New Hampshire                   03842
  (Address of principal executive office)                     (Zip Code)


                                   (603) 772-0775
                (Registrant's telephone number, including area code)

                                        NONE
(Former name,former address and former fiscal year,if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                                 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                                          Outstanding at  August 1, 1996
 Common Stock, No par value                             4,356,374  Shares



                        UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                          INDEX

Part I. Financial Information                                      Page No.


Consolidated Statements of Earnings - Three and Six
        Months Ended June 30, 1996 and 1995                             3

Consolidated Balance Sheets, June 30, 1996,
        June 30, 1995 and December 31, 1995                             4-5

Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1996 and 1995                                    6

Notes to Consolidated Financial Statements                              7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                              9-10

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                        11

Part II.  Other Information                                             12

PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                                Three Months Ended             Six Months Ended
                                      June 30,                     June 30,
                                1996            1995          1996          1995
Operating Revenues:
 Electric                    $36,350,820  $34,050,063  $73,047,416  $68,680,779
 Gas                           4,252,892    3,423,175   11,701,621    9,605,350
 Other                             7,142      207,034       30,427      426,670
  Total Operating Revenues    40,610,854   37,680,272   84,779,464   78,712,799
Operating Expenses:
 Fuel and Purchased Power     24,739,837   23,050,620   48,977,621   46,249,620
 Gas Purchased for Resale      2,831,468    2,126,771    7,155,434    5,585,321
 Operating and Maintenance     6,383,692    5,732,168   12,207,983   11,117,153
 Depreciation                  1,667,157    1,548,067    3,300,715    3,118,742
 Amort. of Cost of
   Abandoned Properties          416,215      396,869      904,715      817,588
 Provisions for Taxes:
  Local Property and Other     1,259,582    1,156,449    2,572,958    2,350,891
  Federal and State Income       881,432      754,304    2,633,219    2,229,753
   Total Operating Expenses  38,179,383    34,765,248   77,752,645   71,469,068
Operating Income               2,431,471    2,915,024    7,026,819    7,243,731
   Non-Operating
      (Income) Expense          (630,220)      16,754     (642,721)     172,564
Income Before
      Interest Expense          3,061,691   2,898,270    7,669,540    7,071,167
   Interest Expense, Net        1,464,712   1,370,926    2,876,648    2,824,956
Net Income                      1,596,979   1,527,344    4,792,892    4,246,211
   Less Dividends on
     Preferred Stock               66,889      70,835      137,615      142,136
Net Income Applicable to
   Common Stock                $1,530,090  $1,456,509   $4,655,277   $4,104,075

Average Common Shares
      Otstanding               4,344,380   4,290,940    4,339,332     4,282,783

Earnings Per Share
   of Common Stock                  $0.35       $0.34        $1.07        $0.96

Dividends Declared per Share
   of Common Stock (Note 1)         $0.33       $0.32        $0.99        $0.96




           (The accompanying notes are an integral part of these statements.)

                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              June 30,              December 31,
                                        1996            1995             1995
ASSETS:

Utility Plant:
  Electric                         $152,853,592    $144,392,906     $148,458,414
  Gas                                27,785,959      26,102,007       27,220,705
  Common                              7,521,950       7,873,934        8,494,093
  Construction Work in Progress      10,588,926       3,058,274        6,003,991
Total Utility Plant                 198,750,427     181,427,121      190,177,203
   Less:  Accumulated Depreciation   62,165,294      58,542,627       60,682,742
Net Utility Plant                   136,585,133     122,884,494      129,494,461

Other Property & Investments             42,448          42,448           42,448


  Cash                                2,537,729       2,199,060        3,397,931
  Accounts Receivable - Less
    Allowance for Doubtful
    Accounts of $678,274
    $539,741 and $622,596            14,438,879      13,008,798       14,931,699
  Materials and Supplies              2,193,578       2,009,732        2,275,865
  Prepayments                           743,184         678,516          434,727
  Accrued Revenue                     3,780,317       2,029,452        2,577,715
     Total Current Assets            23,693,687      19,925,558       23,617,937

Deferred Assets:
  Debt Issuance Costs                   856,956         913,559          885,258
  Cost of Abandoned Properties       26,350,076      27,955,250       27,254,791
  Prepaid Pension Costs               7,141,212       6,244,710        6,689,093
  Other Deferred Assets              23,721,275      24,460,235       23,718,296
      Total Deferred Assets          58,069,519      59,573,754       58,547,434
TOTAL                              $218,390,787    $202,426,254     $211,702,284


             (The accompanying notes are an integral part of these statements.)

                        UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                               CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)

                                             June 30,               December 31,
                                      1996              1995             1995

CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                 $64,951,176      $60,718,674     $63,894,789
Preferred Stock,
 Non-Redeemable, Non-Cumulative         225,000          225,000         225,000
Preferred Stock,
 Redeemable, Cumulative               3,665,900        3,773,900       3,773,900
Long-Term Debt, Less
 Current Portion                     62,204,000       63,466,000      62,211,000
      Total Capitalization          131,046,076      128,183,574     130,104,689

Capitalized Leases, Less
 Current Portion                      3,584,502        3,260,128       3,732,947

Current Liabilities:
  Long-Term Debt, Current Portion     1,262,000          144,000       1,294,000
  Short-Term Debt                     6,100,000              --        2,700,000
  Accounts Payable                   15,288,086       10,656,094      14,565,075
  Dividends Declared and Payable      1,614,531        1,534,903         170,796
  Refundable Customer Deposits        1,813,729        2,721,807       2,237,851
  Taxes Accrued                         (56,414)          39,958         216,596
  Interest Accrued                    1,453,462        1,408,871       1,425,876
  Capitalized Leases, Current Portion   792,100          498,770         741,832
  Accrued and Other
   Current Liabilities                4,168,896        1,832,404       2,202,096
      Total Current Liabilities      32,436,390       18,836,807      25,554,122

Deferred Liabilities:
  Investment Tax Credits              1,705,211        1,904,994       1,803,821
  Other Deferred Liabilities          8,786,046        9,268,130       9,763,878
    Total Deferred Liabilities       10,491,257       11,173,124      11,567,699

Deferred Income Taxes                40,832,562       40,972,621      40,742,827

TOTAL                              $218,390,787     $202,426,254    $211,702,284

             (The accompanying notes are an integral part of these statements.)

                        UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                    Six Months Ended June 30,
                                                       1996               1995
Net Cash Flow from Operating Activities:
  Net Income                                        $4,792,892       $4,246,211
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                   4,205,430        3,936,330
     Deferred Taxes                                    392,022          (29,899)
     Amortization of Investment Tax Credit             (98,610)        (101,174)
     Provision of Doubtful Accounts                    476,252          369,264
     Amortization of Debt Issuance Costs                28,302           43,950
     Loss on Taking of Land and Building                   --           140,698
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                                16,568          (96,377)
     Materials and Supplies                             82,287           80,247
     Prepayments and Prepaid Pension                  (760,576)        (712,811)
     Accrued Revenue                                (1,202,602)         262,845
   Increase (Decrease) in:
     Accounts Payable                                  723,011       (1,834,947)
     Refundable Customer Deposits                     (424,122)         239,028
     Taxes and Interest Accrued                       (245,424)         417,595
     Other, Net                                        841,446          304,467
       Net Cash Provided by Operating Activities     8,826,876        7,265,427
Net Cash Flows from  Investing Activities:
     Acquisition of Property, Plant and Equip.     (10,119,112)      (5,963,887)
     Proceeds from Taking of Land & Building               --         2,000,000
           Net Cash Used in Investing Activities   (10,119,112)      (3,963,887)
Cash Flows from Financing Activities:
     Net (Decrease) in Short-Term Debt               3,400,000             -
     Net (Decrease) in Long-Term Debt                  (39,000)      (1,970,321)
     Dividends Paid                                 (2,991,258)      (2,873,120)
     Issuance of Common Stock                          524,318          541,634
     Retirement of Preferred Stock                    (108,000)         (94,700)
     Repayment of  Capital Lease Obligations          (354,026)        (516,096)
          Net  Cash Flows from Financing Activities    432,034       (4,912,603)
Net  Increase (Decrease) in Cash                      (860,202)      (1,611,063)
Cash at Beginning of  Year                           3,397,931        3,810,123
Cash at June 30,                                    $2,537,729       $2,199,060

Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                                   $2,893,132       $2,994,398
    Federal Income Taxes Paid                       $2,232,000         $955,000
    Non-Cash Financing Activities:
       Capital Leases Incurred                        $255,849         $437,453


             (The accompanying notes are an integral part of these statements.)

                        UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)

Note 1.

Dividends Declared Per Share:

        Three regular quarterly common stock dividends were declared during the six month periods ended June 30, 1996 and 1995.

Common Stock Dividend:

	On June 20, 1996, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.33 per share which is payable on August 15, 1996 to shareholders of record as of August 1, 1996.

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

Note 2.

Common Stock:

	During the second quarter of 1996, the Company sold 13,701 shares of Common Stock, at an average price of $21.53 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $295,024 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

Details on preferred stock at June 30, 1996, June 30, 1995 and December 31, 1995 are shown below:

                                               June 30,            December 31,
                                         1996           1995            1995
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                    $225,000       $225,000       $225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                           215,000        215,000        215,000
    5% Dividend Series                      91,000         98,000         98,000
    6% Dividend Series                     168,000        168,000        168,000
    8.75% Dividend Series                  344,300        344,300        344,300
    8.25% Dividend Series                  406,000        406,000        406,000
    5.125% Dividend Series               1,034,600      1,076,600      1,076,600
    8% Dividend Series                   1,407,000      1,466,000      1,466,000
      Total Redeemable Preferred Stock   3,665,900      3,773,900      3,773,900
           Total Preferred Stock        $3,890,900     $3,998,900     $3,998,900

Note 4.

Long-term Debt:

     Details on long-term debt at June 30, 1996, June 30, 1995 and December 31, 1995 are shown below:

	June 30,				December 31,
	1996		1995		1995

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998   $1,552,000     $1,584,000    $1,584,000
Series H, 9.43%, due September 1, 2003    6,500,000      6,500,000     6,500,000
Series I, 8.49%, due October 14, 2024     6,000,000      6,000,000     6,000,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998      504,000        511,000       511,000
Series H, 8.50%, due December 15, 2002      910,000      1,015,000       910,000
Series J, 9.43%, due September 1, 2003    5,000,000      5,000,000     5,000,000
Series K, 8.49%, due October 14, 2024     9,000,000      9,000,000     9,000,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004           15,000,000     15,000,000    15,000,000
6.75% Notes due November 30, 2023        19,000,000     19,000,000    19,000,000

Total                                    63,466,000     63,610,000    63,505,000
Less: Installments due within one year    1,262,000        144,000     1,294,000

Total Long-term Debt                    $62,204,000    $63,466,000   $62,211,000


Note 5.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1996 and 1995; and results of operations for the three and six months ended June 30, 1996 and 1995; and consolidated statements of cash flows for the six months ended June 30, 1996 and 1995. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

        The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

                        UNITIL CORPORATION AND SUBSIDIARY COMPANIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                                 AND FINANCIAL CONDITION


	EARNINGS

	Earnings from ongoing operations for the quarter increased more than 6%, versus the same period last year. The effect of nonrecurring items reduced earnings from operations 3%, resulting in a net increase of 3% in earnings per share to $0.35, compared to earnings of $0.34 per share for the same three-month period of 1995. For the first six months of 1996, earnings were $1.07 per share, up $0.11 per share from the same six-month period a year earlier, an increase of more than 11%.

	The earnings improvement for the second quarter primarily reflects increases derived from growing electric and gas sales. These earnings also reflect the effect of two nonrecurring and offsetting items recorded in the second quarter: 1) the positive impact of additional funds received in settlement of an eminent domain proceeding pertaining to the State of New Hampshire's taking of the Company's former corporate headquarters; and,
   2) a one-time charge to earnings for estimated costs relating to compliance with the rules and regulations of the New Hampshire Public Utilities Commission for the New Hampshire Electric Retail Competition Pilot Program.

	Total base revenue increased 7.6% in the second quarter of 1996 as a result of higher electric and gas sales.  Electric energy sales to large industrial and commercial customers were up substantially in the second quarter of 1996, as KWH usage by this group increased more than 28%, to 158,868,139 KWH up from
 123,641,762 KWH in the year earlier period. These sales reflect the addition of major new load under Unitil's competitive initiatives, including the Energy
 Bank program(TM), as well as the overall positive impact that a more normal heating season had on energy sales.  Residential KWH sales increased 2.2% to
 117,796,323 KWH in the quarter, compared to 115,209,139 KWH during the second quarter of 1995. Total gas firm therm sales, most impacted by the weather, increased 6.5% during the second quarter of 1996 to 4,964,839 therms from 4,660,553 therms in the year earlier period.  These increased energy sales supported higher operating costs primarily for expanded business development and marketing initiatives during the period.

	During the second quarter of 1996, the Company reached an agreement with the State of New Hampshire related to the eminent domain taking of its corporate headquarters. As a result of that agreement, the Company received an additional payment from the State of New Hampshire of $875,000, which settled a long standing dispute over the matter. Also in the second quarter, the Company recorded a one-time charge to earnings for estimated costs relating to compliance with the rules and regulations of the New Hampshire Public Utilities Commission for the New Hampshire Electric Retail Competition Pilot Program (see "NH Retail Competition Pilot Program"). The impact on earnings of these two nonrecurring items effectively offset each other.

 Total base revenue increased by 8.0% in the first six months of 1996. This increase was driven by an 11.5% increase in total KWH sales during the period. Sales to the Unitil System's largest commercial and industrial customer group grew 26.4% during the first six months of 1996, to 304,452,393 KWH from 240,936,562 KWH in the year earlier period. Residential KWH sales increased 5.1% to 272,368,605 KWH, compared to 259,196,773 KWH during the first half of 1995. Total gas firm therm sales, increased 13.3% during the first six months of 1996 to 16,296,209 therms from 14,380,297 therms in the year earlier period.

Millstone Unit No. 3

Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric
Light Company (FG&E), has a 0.217% ownership in the Millstone Unit No. 3 nuclear generating unit which supplies it with 2.49 MW of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone No. 3 on its watch list as a Category 2 facility, which calls for increased NRC inspection attention. In March 1996 the NRC requested additional information about the operation of the unit from Northeast Utilities (NU), the unit's managing owner. As a result of an engineering evaluation completed by NU, Millstone Unit No. 3 was taken out of service on March 30, 1996. The NRC later informed NU, in a letter dated June 28, 1996, that it had reclassified Millstone Station as a Category 3 facility. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. The NRC's letter also informed NU that this designation would require the NRC staff to obtain NRC approval by vote prior to a restart of the unit.

During the period that Millstone No. 3 is out of service FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital
expenditures to meet NRC requirements.   FG&E will also incur costs to replace
the power that was expected to be generated by the unit.   It is estimated that
the additional cost of replacement power will approximate $35,000 per month during the outage.

	NH Retail Competition Pilot Program

In New Hampshire, the Retail Competition Pilot Program (Pilot Program) initiated by the New Hampshire Public Utilities Commission (NHPUC) has progressed to the operational stage. On May 1, 1996, all regulated electric utilities in the State, including Concord Electric Company (CECo) and Exeter
& Hampton Electric Company (E&H), Unitil' New Hampshire based retail operating utilities, released lists of customers who have been selected as participants in the Pilot Program. The guidelines provide that up to 3% of each utility's retail customer's will be allowed to select from among competing electric supply providers and have this supply delivered across the local utility system.

More than thirty competitive electric suppliers, including Unitil
Resources, Inc., the Company's competitive market subsidiary, are currently authorized to market the sale of electricity to these participants. Unitil Resources began marketing electricity to Pilot Program participants in late May, and actual sale by Unitil Resources and other suppliers began in June is some areas of the state. Unitil Resource's market price for the month of August - 2.2 cents/kilowatt hour - is the lowest price offered among the local, regional and national energy suppliers competing for customers in the program.

Under the Pilot Program, the NHPUC had initially ordered CECo and E&H to file tariff rates which included discounts to participants and a non-participant protection mechanism, to prevent the allocation of unrecovered power costs to nonparticipating customers. The Company filed for reconsideration of that order based on a determination that the NHPUC's decision would deny
CECo and E&H the opportunity to fully recover their purchased power costs, in violation of both federal and state law, or to mitigate any of the losses associated with the mandated power sales discounts. The Company entered into a settlement agreement with the NHPUC staff and the Office of the Consumer Advocate which was approved by the NHPUC on July 1, 1996 . The settlement contains provisions which provide the Company with an opportunity to mitigate the losses resulting from unrecovered power costs and mandated sales discounts. The Company has recorded in the second quarter a one-time charge to earnings for estimated costs relating to compliance with the rules and regulations of the New Hampshire Public Utilities Commission for the New Hampshire Electric Retail Competition Pilot Program.

CAPITAL REQUIREMENTS

Capital expenditures for the six months ended June 30, 1996 were approximately $10,100,000. This compares to $6,000,000 during the same period last year. Capital expenditures for the year 1996 are estimated to be approximately $18,300,000 as compared to $14,600,000 for 1995. This projection reflects capital expenditures of approximately $14,200,000 million for normal utility system expansions, replacements and other improvements and capital expenditures of approximately $4,100,000 related to the completion of construction of Unitil's new corporate headquarters.

CORPORATE HEADQUARTERS RELOCATION

Due to the eminent domain taking of our corporate headquarters in connection with a highway expansion, we have moved to Hampton, New Hampshire, just eight miles away from our former site. Our new address is 6 Liberty Lane West, Hampton, New Hampshire 03842.

PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)



 PRIMARY                        Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
EARNINGS PER SHARE             1996         1995          1996         1995

Net Income                  $1,596,979   $1,527,344    $4,792,892   $4,246,211
Less: Dividend Requirement
     on Preferred Stock         66,889       70,835       137,615      142,136
Net Income Applicable
    to Common Stock         $1,530,090   $1,456,509    $4,655,277   $4,104,075

Average Number of Common
    Shares Outstanding       4,344,380    4,290,940     4,339,332    4,282,783

Earnings Per Common Share        $0.35        $0.34         $1.07        $0.96





 FULLY-DILUTED                  Three Months Ended       Six Months Ended
                                     June 30,                June 30,
EARNINGS PER SHARE             1996         1995          1996         1995

Net Income                  $1,596,979   $1,527,344    $4,792,892   $4,246,211
Less: Dividend Requirement
     on Preferred Stock         66,889       70,835       137,615      142,136
Net Income Applicable
    to Common Stock         $1,530,090   $1,456,509    $4,655,277   $4,104,075

Average Number of Common
    Shares Outstanding       4,454,049    4,365,961     4,453,385    4,357,227

Earnings Per Common Share        $0.34        $0.33         $1.05        $0.94

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share     Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						         UNITIL CORPORATION
                                                            (Registrant)




Date:  August 14, 1996                           /s/   Gail A. Siart
                                					        Gail A. Siart, Treasurer
                                 					       and Chief Financial Officer

                                      (Gail A. Siart is the Principal Financial
                                      Officer and has been duly authorized to
                                      sign on behalf of the registrant.)