Form 10-Q
period 1996-09-30
UNITIL CORP
filed 1996-11-14
CIK 755001

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       September 30, 1996


Commission File Number   1-8858

                           Unitil Corporation
           (Exact name of registrant as specified in its charter)


       New Hampshire                                         02-0381573
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              entification No.)


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


                                                                 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                   Outstanding at  November 1, 1996
   -----------------                           --------------------------------
   Common Stock, No par value                             4,371,298  Shares



UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information								                Page No.


Consolidated Statements of Earnings - Three and Nine
        Months Ended September 30, 1996 and 1995                     3

Consolidated Balance Sheets, September 30, 1996,
        September 30, 1995 and December 31, 1995                   4-5

Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1996 and 1995                            6

Notes to Consolidated Financial Statements                         7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                        9-11

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                    12

Part II.  Other Information                                         13


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                              1996         1995          1996          1995
Operating Revenues:
 Electric                  $39,101,212  $35,001,463  $112,148,628  $103,682,242
 Gas                         3,284,853    2,555,376    14,986,474    12,160,726
 Other                           7,500      247,090        37,927       673,760
                            ----------   ----------   -----------   -----------
 Total Operating Revenues   42,393,565   37,803,929   127,173,029   116,516,728
Operating Expenses:
 Fuel and Purchased Power   26,686,015   23,357,969    75,663,636    69,607,589
 Gas Purchased for Resale    2,394,395    1,715,648     9,549,829     7,300,969
 Operating and Maintenance   6,025,177    5,642,261    18,233,160    16,759,414
 Depreciation                1,723,618    1,588,587     5,024,333     4,707,329
 Amort. of Cost of
   Abandoned Properties        542,262      416,288     1,446,977     1,233,876
 Provisions for Taxes:
  Local Property and Other   1,249,066    1,138,261     3,822,024     3,489,152
  Federal and State Income     678,077      683,629     3,311,296     2,913,382
                            ----------   ----------   -----------   -----------
  Total Operating Expenses  39,298,610   34,542,643   117,051,255   106,011,711
                            ----------   ----------   -----------   -----------
Operating Income             3,094,955    3,261,286    10,121,774    10,505,017
  Non-Operating
    (Income) Expense             8,175       37,506      (634,546)      210,070
                             ---------    ---------    ----------    ----------
Income Before
   Interest Expense          3,086,780    3,223,780    10,756,320    10,294,947
   Interest Expense, Net     1,568,798    1,404,819     4,445,446     4,229,775
                             ---------    ---------     ---------     ---------
Net Income                   1,517,982    1,818,961     6,310,874     6,065,172
   Less Dividends on
     Preferred Stock            67,307       70,813       204,922       212,949
                             ---------    ---------     ---------    ----------
Net Income Applicable
  to Common Stock           $1,450,675   $1,748,148    $6,105,952    $5,852,223

Average Common
  Shares Outstanding         4,361,641    4,307,733     4,346,768     4,291,100

Earnings Per Share
  of Common Stock                $0.33        $0.40         $1.40         $1.36

Dividends Declared per Share
   of Common Stock (Note 1)      $0.33        $0.32         $1.32         $1.28


  (The accompanying notes are an integral part of these statements.)



UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                        September 30,            December 31,
                                     1996            1995            1995
ASSETS:

Utility Plant:
 Electric                        $155,617,076    $146,164,526     $148,458,414
 Gas                               28,089,232      26,561,471       27,220,705
 Common                             7,787,699       7,319,241        8,494,093
 Construction Work in Progress     12,500,635       4,800,757        6,003,991
                                  -----------     -----------      -----------
Total Utility Plant               203,994,642     184,845,995      190,177,203
 Less: Accumulated Depreciation    63,549,814      59,895,314       60,682,742
                                  -----------     -----------      -----------
Net Utility Plant                 140,444,828     124,950,681      129,494,461

Other Property & Investments           42,448          42,448           42,448

Current Assets:
  Cash                              2,670,888       3,642,708        3,397,931
  Accounts Receivable - Less
   Allowance for Doubtful
   Accounts of $676,843
   $584,988 and $622,596           14,297,301      14,211,372       14,931,699
  Materials and Supplies            2,671,346       2,570,264        2,275,865
  Prepayments                         614,399         510,332          435,106
  Accrued Revenue                   5,326,016       1,336,992        2,577,715
                                   ----------      ----------       ----------
      Total Current Assets         25,579,950      22,271,668       23,618,316

Deferred Assets:
  Debt Issuance Costs                 842,819         899,408          885,258
  Cost of Abandoned Properties     25,807,814      27,538,962       27,254,791
  Prepaid Pension Costs             7,277,514       6,466,963        6,688,714
  Other Deferred Assets            23,739,263      23,767,202       23,718,296
                                   ----------      ----------       ----------
      Total Deferred Assets        57,667,410      58,672,535       58,547,059
                                  -----------     -----------      -----------
TOTAL                            $223,734,636    $205,937,332     $211,702,284



(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                        September 30,            December 31,
                                     1996            1995            1995
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity               $65,330,456     $61,396,196      $63,894,789
Preferred Stock,
 Non-Redeemable, Non-Cumulative       225,000         225,000          225,000
Preferred Stock,
 Redeemable, Cumulative             3,665,900       3,773,900        3,773,900
Long-Term Debt, Less
  Current Portion                  61,022,000      63,466,000       62,211,000
                                  -----------     -----------      -----------
      Total Capitalization        130,243,356     128,861,096      130,104,689

Capitalized Leases, Less
  Current Portion                   3,221,226       3,243,496        3,732,947

Current Liabilities:
 Long-Term Debt, Current Portion    1,294,000         144,000        1,294,000
 Short-Term Debt                   11,600,000             --         2,700,000
 Accounts Payable                  16,549,819      12,286,058       14,565,075
 Dividends Declared and Payable     1,670,588       1,545,403          170,796
 Refundable Customer Deposits       1,797,560       2,556,291        2,237,851
 Taxes Accrued                        226,748         662,483          216,596
 Interest Accrued                   1,497,470       1,453,500        1,425,876
 Capitalized Leases,
   Current Portion                  1,165,117         589,177          741,832
 Accrued and Other
   Current Liabilities              3,378,991       2,314,465        2,202,096
                                   ----------      ----------       ----------
      Total Current Liabilities    39,180,293      21,551,377       25,554,122

Deferred Liabilities:
  Investment Tax Credits            1,655,906       1,854,408        1,803,821
  Other Deferred Liabilities        8,707,323       9,555,830        9,763,878
                                   ----------      ----------       ----------
    Total Deferred Liabilities     10,363,229      11,410,238       11,567,699

Deferred Income Taxes              40,726,532      40,871,125       40,742,827
                                  -----------     -----------      -----------
TOTAL                            $223,734,636    $205,937,332     $211,702,284


(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                              Nine Months Ended September 30,
                                                  1996               1995
Net Cash Flow from Operating Activities:
 Net Income                                    $6,310,874         $6,065,172
 Adjustments to Reconcile Net
    Income to Net Cash
   Depreciation and Amortization                6,471,310          5,941,205
   Deferred Taxes                                 382,361           (155,070)
   Amortization of Investment Tax Credit         (147,915)          (151,760)
   Provision of Doubtful Accounts                 702,615            648,313
   Amortization of Debt Issuance Costs             42,439             58,101
   (Gain) Loss on Taking of Land and Building    (875,000)           140,698
 Changes in Assets and Liabilities:
 (Increase) Decrease in:
   Accounts Receivable                            (68,216)        (1,577,999)
   Materials and Supplies                        (395,481)          (480,285)
   Prepayments and Prepaid Pension               (768,093)          (766,880)
   Accrued Revenue                             (2,748,301)           955,305
  Increase (Decrease) in:
   Accounts Payable                             1,984,744           (204,983)
   Refundable Customer Deposits                  (440,291)            73,512
   Taxes and Interest Accrued                      81,746          1,084,749
   Other, Net                                    (247,368)         1,835,724
                                               ----------         ----------
  Net Cash Provided by Operating Activities    10,285,424         13,465,802

Net Cash Flows from  Investing Activities:
 Acquisition of Property, Plant and Equip.    (15,338,235)        (9,589,262)
  Proceeds from Taking of Land & Building         875,000          2,000,000
                                              ------------        -----------
    Net Cash Used in Investing Activities     (14,463,235)        (7,589,262)

Cash Flows from Financing Activities:
  Net (Decrease) in Short-Term Debt             8,900,000                --
  Net (Decrease) in Long-Term Debt             (1,189,000)        (1,970,321)
  Dividends Paid                               (4,448,572)        (4,314,805)
  Issuance of Common Stock                        866,666            797,449
  Retirement of Preferred Stock                  (108,000)           (94,700)
  Repayment of  Capital Lease Obligations        (570,326)          (461,578)
                                                ---------          ---------
   Net  Cash Flows from Financing Activities    3,450,768         (6,043,955)

Net Increase (Decrease) in Cash                  (727,043)          (167,415)
Cash at Beginning of  Year                      3,397,931          3,810,123
                                                ---------          ---------
Cash at September 30,                          $2,670,888         $3,642,708
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                              $4,128,505         $4,573,329
    Federal Income Taxes Paid                  $3,032,000         $2,455,000
    Non-Cash Financing Activities:
       Capital Leases Incurred                   $481,889           $456,709


(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.		Dividends:

     Four regular quarterly common stock dividends were declared during the nine month periods ended September 30, 1996 and 1995.

     On September 19, 1996, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.33 per share which is payable on November 15, 1996 to shareholders of record as of November 1, 1996.

     On June 20, 1996, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.33 per share which was payable on August 15, 1996 to shareholders of record as of August 1, 1996.

     On March 7, 1996, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.33 per share which was payable on May 15, 1996 to shareholders of record as of May 1, 1996.

     On January 16, 1996, the Company's Board of Directors approved a 3.1% increase to the dividend rate on its common stock. The new regular dividend rate is $0.33 per share and was payable February 15, 1996 to shareholders of record as of February 1, 1996.


Note 2.		Common Stock:

     During the third quarter of 1996, the Company sold 14,263 shares of Common Stock, at an average price of $21.25 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $303,103 were used to reduce short-term borrowings.


Note 3.		Preferred Stock:

Details on preferred stock at September 30, 1996, September 30, 1995 and December 31, 1995 are shown below:

                                       September 30,           December 31,
                                    1996            1995            1995
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value              $225,000        $225,000        $225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                     215,000         215,000         215,000
    5% Dividend Series                91,000          98,000          98,000
    6% Dividend Series               168,000         168,000         168,000
    8.75% Dividend Series            344,300         344,300         344,300
    8.25% Dividend Series            406,000         406,000         406,000
    5.125% Dividend Series         1,034,600       1,076,600       1,076,600
    8% Dividend Series             1,407,000       1,466,000       1,466,000
                                   ---------       ---------       ---------
 Total Redeemable Preferred Stock  3,665,900       3,773,900       3,773,900
                                   ---------       ---------       ---------
 Total Preferred Stock            $3,890,900      $3,998,900      $3,998,900


Note 4.		Long-term Debt:

Details on long-term debt at September 30, 1996, September 30, 1995 and December 31, 1995 are shown below:

                                            September 30,        December 31,
                                           1996         1995         1995

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998   $1,552,000   $1,584,000   $1,584,000
Series H, 9.43%, due September 1, 2003    5,850,000    6,500,000    6,500,000
Series I, 8.49%, due October 14, 2024     6,000,000    6,000,000    6,000,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998      504,000      511,000      511,000
Series H, 8.50%, due December 15, 2002      910,000    1,015,000      910,000
Series J, 9.43%, due September 1, 2003    4,500,000    5,000,000    5,000,000
Series K, 8.49%, due October 14, 2024     9,000,000    9,000,000    9,000,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004           15,000,000   15,000,000   15,000,000
6.75% Notes due November 30, 2023        19,000,000   19,000,000   19,000,000
                                         ----------   ----------   ----------
Total                                    62,316,000   63,610,000   63,505,000
Less: Installments due within one year    1,294,000      144,000    1,294,000
                                         ----------   ----------   ----------
Total Long-term Debt                    $61,022,000  $63,466,000  $62,211,000



Note 5.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1996 and 1995; and results of operations for the three and nine months ended September 30, 1996 and 1995; and consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

     The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

EARNINGS

     Consolidated earnings for the third quarter of 1996 were $0.33 per average common share outstanding, compared to $0.40 per share for the same three-month period in 1995. This decrease of $0.07 per share primarily reflects increased expenses and taxes in support of the Company's operations and business development initiatives, an increase in electric production expenses and lower energy consulting income in the third quarter of 1996 compared to the same period in 1995. In addition, sales of electricity to residential and small commercial customers were dampened in the current quarter due to comparatively cool summer weather.

     Total electric KWH sales were up 9.7% to 401,118,336 KWH, from 365,533,151
KWH in the same three month period a year earlier.   More than two thirds of
this increase in electric energy sales reflects the addition of a major new customer early this year under a special competitive market pricing arrangement. This major customer recently curtailed its operations and has notified the Company that it will be making alterations and improvements to its facility. As a result, the Company now anticipates that energy sales to this customer will be significantly reduced in the fourth quarter of 1996.
The remaining increase in electric energy sales in the third quarter is due to higher overall energy usage by Unitil's largest commercial and industrial customers. Electric KWH sales to this customer group (excluding sales to the major customer mentioned above) increased 6.4% to 134,175,160 KWH, from 126,101,215 KWH in the same period a year earlier. In contrast, sales of electricity to Unitil's residential and small commercial customers declined 1.4% during the quarter to 227,014,524 KWH, from 230,239,903 KWH, reflecting the impact that the comparatively mild summer weather this year had on the demand for electricity for cooling purposes. Total gas firm therm sales, which comprise 11% of the system's total revenues on an annual basis, increased 2.8% during the third quarter of 1996 to 1,989,674 therms from 1,935,210 therms in the year earlier period.

     Higher expenses during the third quarter reflect increases in utility operating costs, as the Company has begun operating in a more competitive retail energy marketplace. Higher property taxes and the absence of a nonrecurring income tax benefit realized by the Company in a prior period from a donation of land to an industrial economic development project also contributed to higher tax expenses in the current period.

     Earnings for the nine month period have benefited from two significant factors: (1) higher utility gas and electric energy sales, and (2) a payment from the state of New Hampshire in an eminent domain taking of the Company's former corporate headquarters for a highway expansion project. Earnings for the same nine-month period have been negatively impacted by a one-time charge to earnings for costs the Company estimates it will incur under the New Hampshire Retail Pilot Program, increased operating expenses and taxes and reduced consulting income.

     For the first nine months of 1996 total electric energy sales increased 10.6% to 1,171,404,174 KWH, from 1,058,740,558 KWH in the year earlier period. Approximately half of the increase in total electric sales through the first nine-months of 1996 reflects the addition of a major new customer early this year under a special competitive market pricing arrangement. As discussed above the Company anticipates that energy sales to this major customer will be significantly reduced in the fourth quarter of 1996. Sales of electricity to the company's largest industrial and commercial customers increased 8.4% to 387,241,613 KWH in the current nine-month period, from 357,121,800 KWH in the prior period. Residential KWH sales increased 3.2% to 397,111,328 KWH, compared to 384,866,512 KWH during the first nine months of 1995. KWH sales to commercial customers have increased a modest 0.2% in 1996, to 292,377,066 KWH from 291,781,417. Total gas firm therm sales, which benefited in the early part of the year from the colder weather, increased by 12.1% during the first nine months of 1996 to 18,285,883 therms from 16,315,507 therms in the year earlier period.

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

     The Company cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period. During the period that Millstone No. 3 is out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements.  FG&E will also incur costs
to replace the power that was expected to be generated by the unit.   During
the outage FG&E has been recovering approximately $35,000 per month in replacement power costs through its fuel adjustment clause, which is subject to periodic review by the Massachusetts Department of Public Utilities (MDPU).

Competition and Restructuring

     In both New Hampshire and Massachusetts, the pace of restructuring the electric utility industry to allow retail customers to choose there electricity supplier continues to quicken, as new legislation and regulations are targeting January 1, 1998 as universal "Choice Date" for all customers. Under these restructuring proposal customers would be allowed to choose their electricity supplier from the competitive market, with the local utility required to provide delivery of that energy over its transmission and distribution systems
at regulated rates.   Unitil has been preparing for this date by developing a
transition plan that will move our utility subsidiaries into this new market structure in a way that will ensure fairness in the treatment of our assets and obligations that are dedicated to our current franchises and, at the same time, achieve customer choice for all. Simultaneously with this transition process for Unitil's regulated utilities, the Company is moving to position its non-utility subsidiary, Unitil Resources, to pursue growth areas beyond the Company's historical franchises in all energy-related sectors, including electricity, gas, oil and propane.

New Hampshire

     In New Hampshire, the Retail Competition Pilot Program (Pilot Program) initiated by the New Hampshire Public Utilities Commission (NHPUC) has been operating since June 1996. Beginning on May 1, 1996, all regulated electric utilities in the State, including Concord Electric Company (CECo) and Exeter
& Hampton Electric Company (E&H), Unitil's New Hampshire based retail operating utilities, released lists of customers who had been selected as participants in the Pilot Program. The guidelines provide that up to 3% of each utility's retail customers will be allowed to select from among competing electric energy suppliers during the Pilot Program period, and have this supply delivered across the local utility system.

     More than thirty competitive electric suppliers, including Unitil Resources, Inc., the Company's competitive market subsidiary, are currently authorized to market the sale of electricity to pilot program participants. Unitil Resources began marketing electricity to Pilot Program participants in late May, and actual sale by Unitil Resources and other suppliers began in June in some areas of the state.

     Under the charge of New Hampshire House Bill 1392, state regulators have set an aggressive procedural schedule to restructure and open up the state to full retail competition by the end of next year. In October, 1996, the Company filed with state regulators its "Customer Choice" Plan a transition plan to a fully open retail energy supply market in New Hampshire. Under this proposal, all Unitil's New Hampshire customers will continue to enjoy Unitil's very competitive electric rates, among the lowest in New England, and will benefit from future market competition and power supply savings. Key elements of the Customer Choice proposal include: competitive retail prices for all Unitil customers, open and nondiscriminatory access for all Unitil customers to any qualified competing electric supplier; guaranteed reliable electric service for all Unitil customers; and consumer protection standards for all New Hampshire consumers. The Customer Choice Plan achieves these customer benefits and safeguards while providing for the recovery of Unitil's assets and obligations that are dedicated to serving customers in the Company's New Hampshire franchises.

Massachusetts

     In May 1996 the Massachusetts Department of Public Utilities (MDPU) issued proposed rules and regulations to allow all customers of Massachusetts's investor owned utilities to choose their electricity supplier beginning in early 1998. In late October, the Massachusetts Attorney General proposed a formal plan in the context of a settlement agreement with the state's largest investor owned utility and several other parties that has the potential for becoming the benchmark restructuring plan for the state. Under this plan, all customers would be allowed the option of choosing a new electricity supplier beginning January 1, 1998 and would be guaranteed a minimum of 10% savings on their electric bills. Utilities would fully recover stranded investments; low-income consumers would be protected; and the environment would be both protected and improved. The MDPU has established a procedural schedule under which it will issue a decision on the settlement agreement by January 10, 1987. The settlement agreement will also be subject to approval by the Federal
Energy Regulatory Commission (FERC). In addition, the Company believes that the implementation of retail competition in Massachusetts will require changes in legislation by the Massachusetts legislature.


CAPITAL REQUIREMENTS

     Capital expenditures for the nine months ended September 30, 1996 were approximately $15,300,000. This compares to $9,500,000 during the same period last year. Capital expenditures for the year 1996 are estimated to be approximately $18,300,000 as compared to $14,600,000 for 1995. This projection reflects capital expenditures of approximately $13,900,000 million for normal utility system expansions, replacements and other improvements and capital expenditures of approximately $4,400,000 related to the completion of construction of Unitil's new corporate headquarters.



PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)



 PRIMARY                        Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
EARNINGS PER SHARE              1996         1995        1996          1995

Net Income                   $1,517,982   $1,818,961   $6,310,874   $6,065,172
Less: Dividend Requirement
     on Preferred Stock          67,307       70,813      204,922      212,949
Net Income Applicable
    to Common Stock          $1,450,675   $1,748,148   $6,105,952   $5,852,223

Average Number of Common
    Shares Outstanding        4,361,641    4,307,733   4,346,768     4,291,100

Earnings Per Common Share         $0.33        $0.40       $1.40         $1.36



                               Three Months Ended        Nine Months Ended
FULLY-DILUTED                      September 30,            September 30,
EARNINGS PER SHARE              1996         1995        1996          1995

Net Income                   $1,517,982   $1,818,961  $6,310,874    $6,065,172
Less: Dividend Requirement
     on Preferred Stock          67,307       70,813     204,922       212,949
Net Income Applicable
    to Common Stock          $1,450,675   $1,748,148  $6,105,952    $5,852,223

Average Number of Common
    Shares Outstanding        4,470,103    4,390,143   4,457,989     4,370,279

Earnings Per Common Share         $0.32        $0.39       $1.37         $1.34


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits

      Exhibit No.     Description of Exhibit                  Reference

              11      Computation in Support of
                      Earnings Per Average Common Share        Filed herewith


	(b)	Reports on Form 8-K

	During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.













SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         Unitil Corporation
                                                             (Registrant)




Date:  November 14, 1996                                Gail A. Siart
                                                    ---------------------
                                                   Gail A. Siart, Treasurer
                                                 and Chief Financial Officer

                                               (Gail A. Siart is the Principal
                                                 Financial Officer and has
                                                 been duly authorized to sign
                                                 on behalf of the registrant.)