Form 10-Q
period 1997-03-31
UNITIL CORP
filed 1997-05-14
CIK 755001

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1997


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

    Class                                       Outstanding at  May 1, 1997
    Common Stock, No par value                        4,397,147 Shares



                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                   INDEX


Part I. Financial Information                                  Page No.


Consolidated Statements of Earnings - Three
        Months Ended March 31, 1997 and 1996                        3

Consolidated Balance Sheets, March 31, 1997,
        March 31, 1996 and December 31, 1996                      4-5

Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 1997 and 1996                               6

Notes to Consolidated Financial Statements                        7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                        9-11

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                    12

Part II.  Other Information                                         13



                      PART 1. FINANCIAL INFORMATION

              UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF EARNINGS
                              (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                          1997            1996
Operating Revenues:
   Electric                                           $38,058,307  $36,696,596
   Gas                                                  7,266,381    7,448,729
   Other                                                    7,500       23,285
     Total Operating Revenues                          45,332,188   44,168,610

Operating Expenses:
   Fuel and Purchased Power                            25,472,247   24,237,784
   Gas Purchased for Resale                             4,366,396    4,323,966
   Operating and Maintenance                            5,647,256    5,824,291
   Depreciation                                         1,902,259    1,633,558
   Amort. of Cost of Abandoned Properties                 400,935      488,500
   Provisions for Taxes:
     Local Property and Other                           1,370,796    1,313,376
     Federal and State Income                           1,557,425    1,751,787
       Total Operating Expenses                        40,717,314   39,573,262
Operating Income                                        4,614,874    4,595,348
   Non-Operating Expense (Income)                           5,485      (12,501)
Income Before Interest Expense                          4,609,389    4,607,849
   Interest Expense, Net                                1,694,905    1,411,936
Net Income                                              2,914,484    3,195,913
   Less Dividends on Preferred Stock                       69,008       70,726
Net Income Applicable to Common Stock                  $2,845,476   $3,125,187

Average Common Shares Outstanding                       4,389,566    4,334,283


Earnings Per Share of Common Stock                        $0.65         $0.72

Dividends Declared per Share
   of Common Stock (Note 1)                               $0.67         $0.66



      (The accompanying notes are an integral part of these statements.)



                  UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                March 31,         December 31,
                                            1997         1996         1996
ASSETS:

Utility Plant:
  Electric                              $160,108,556 $149,755,755 $157,874,414
  Gas                                     28,887,089   27,378,391   28,729,277
  Common                                  18,641,319    8,347,204   18,779,677
  Construction Work in Progress            2,376,329    9,666,536    2,161,114
    Utility Plant                        210,013,293  195,147,886  207,544,482
    Less:  Accumulated Depreciation       65,517,975   61,946,195   63,786,756
       Net Utility Plant                 144,495,318  133,201,691  143,757,726

Other Property & Investments                  42,448       42,448       42,448

Current Assets:
  Cash                                     3,269,791    2,151,213    2,902,842
  Accounts Receivable - Less Allowance
    for Doubtful Accounts of $697,919
    $648,186 and $660,114                 17,705,259   15,970,323   16,383,323
  Materials and Supplies                   1,818,763    1,738,516    2,478,932
  Prepayments                                773,011      679,079      480,453
  Accrued Revenue                          6,436,125    1,418,653    8,859,188
      Total Current Assets                30,002,949   21,957,784   31,104,738

Deferred Assets:
  Debt Issuance Costs                        814,559      871,107      828,689
  Cost of Abandoned Properties            25,031,322   26,766,291   25,432,258
  Prepaid Pension Costs                    7,525,877    6,914,961    7,347,635
  Other Deferred Assets                   23,899,625   24,246,950   23,594,289
      Total Deferred Assets               57,271,383   58,799,309   57,202,871

TOTAL                                   $231,812,098 $214,001,232 $232,107,783


        (The accompanying notes are an integral part of these statements.)

                      UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                 March 31,        December 31,
                                            1997          1996        1996
CAPITALIZATION AND LIABILITIES:

Capitalization:

  Common Stock Equity                    $69,703,981  $64,502,158  $67,974,260
  Preferred Stock, Non-Redeemable,
  Non-Cumulative                             225,000      225,000      225,000
  Preferred Stock, Redeemable, Cumulative  3,665,900    3,766,900    3,665,900
  Long-Term Debt, Less Current Portion    57,900,000   62,211,000   60,917,000
      Total Capitalization               131,494,881  130,705,058  132,782,160

Capitalized Leases, Less Current Portion   4,448,703    3,644,252    4,629,832

Current Liabilities:
  Long-Term Debt, Current Portion          4,272,000    1,255,000    1,294,000
  Capitalized Leases, Current Portion        903,356      673,438    1,000,210
  Accounts Payable                        14,858,337   14,355,500   15,103,925
  Short-Term Debt                         17,550,000    1,900,000   21,400,000
  Dividends Declared and Payable             197,385    1,611,340      191,246
  Refundable Customer Deposits             1,643,534    1,823,971    1,585,116
  Taxes Payable (Refundable)               1,937,224    2,040,377     (147,938)
  Interest Payable                         1,427,271    1,471,692    1,484,166
  Other Current Liabilities                2,530,987    2,928,465    2,043,846
      Total Current Liabilities           45,320,094   28,059,783   43,954,571

Deferred Liabilities:
  Investment Tax Credits                   1,566,223    1,754,516    1,610,117
  Other Deferred Liabilities               8,441,948    9,139,137    8,488,593
    Total Deferred Liabilities            10,008,171   10,893,653   10,098,710

Deferred Income Taxes                     40,540,249   40,698,486   40,642,510

TOTAL                                   $231,812,098 $214,001,232 $232,107,783



        (The accompanying notes are an integral part of these statements.)


                  UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  Three Months Ended March 31,
                                                          1997         1996
Cash Flows from Operating Activities:
  Net Income                                           $2,914,484   $3,195,913
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization                      2,303,194    2,122,058
     Deferred Taxes Provided                               (9,268)     156,278
     Amortization of Investment Tax Credit                (43,894)     (49,305)
     Amortization for Debt Issuance Costs                  14,130       14,151
     Provision of Doubtful Accounts                       222,260      227,244
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                               (1,544,196)  (1,265,868)
     Materials and Supplies                               660,169      537,349
     Prepayments and Prepaid Pension                     (470,800)    (470,220)
     Accrued Revenue                                    2,423,063    1,159,062
   Increase (Decrease) in:
     Accounts Payable                                    (245,588)    (209,575)
     Refundable Customer Deposits                          58,418     (413,881)
     Taxes and Interest Payable                         2,028,267    1,869,598
     Other, Net                                           139,998     (493,911)
           Net Cash Provided by Operating Activities    8,450,237    6,378,893
Cash Flows from Investing Activities:
     Acquisition of Property, Plant and Equipment      (2,570,687)  (5,359,269)
           Net Cash Used in Investing Activities       (2,570,687)  (5,359,269)
Cash Flows from Financing Activities:
     Repayment of Short-Term Debt                      (3,850,000)    (800,000)
     Repayment of Long-Term Debt                          (39,000)     (39,000)
     Dividends Paid                                    (1,530,896)  (1,492,585)
     Issuance of Common Stock                             229,003      229,333
     Retirement of Preferred Stock                              0       (7,000)
     Repayment of Capital Lease Obligations              (321,708)    (157,090)
          Net Cash Used in Financing Activities        (5,512,601)  (2,266,342)
Net Increase (Decrease) in Cash                           366,949   (1,246,718)
Cash at Beginning of Year                               2,902,842    3,397,931
Cash at March 31,                                      $3,269,791   $2,151,213
Supplemental Cash Flow Information:
    Interest Paid                                      $1,848,546   $1,488,976
    Federal Income Taxes Paid                                  $0     $200,000


        (The accompanying notes are an integral part of these statements.)

                    UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

Note 1.

Dividends Declared Per Share:

	Two regular quarterly common stock dividends were declared during the first quarter of 1997 and 1996.

Common Stock Dividend:

	On March 6, 1997, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.335 per share which is payable on May 15, 1997 to shareholders of record as of May 1, 1997.

	On January 21, 1997, the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate is $0.335 per share and was payable February 14, 1997 to shareholders of record as of January 31, 1997.

Note 2.

Common Stock:

	During the first quarter of 1997, the Company sold 11,935 shares of Common Stock, at an average price of $19.38 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $231,254 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

	Details on preferred stock at March 31, 1997, March 31, 1996 and December 31, 1996 are shown below:

                                                     March 31,    December 31,
                                                  1997       1996       1996
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                          $225,000   $225,000   $225,000
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                                 215,000    215,000    215,000
    5% Dividend Series                            91,000     91,000     91,000
    6% Dividend Series                           168,000    168,000    168,000
    8.75% Dividend Series                        344,300    344,300    344,300
    8.25% Dividend Series                        406,000    406,000    406,000
    5.125% Dividend Series                     1,034,600  1,076,600  1,034,600
    8% Dividend Series                         1,407,000  1,466,000  1,407,000
      Total Redeemable Preferred Stock         3,665,900  3,766,900  3,665,900
           Total Preferred Stock              $3,890,900 $3,991,900 $3,890,900

Note 4.

Long-term Debt:

	Details on long-term debt at March 31, 1997, March 31, 1996 and December 31, 1996 are shown below:
                                                    March 31,     December 31,
                                                1997       1996        1996

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998      $1,520,000  $1,552,000  $1,552,000
Series H, 9.43%, due September 1, 2003       5,850,000   6,500,000   5,850,000
Series I, 8.49%, due October 14, 2024        6,000,000   6,000,000   6,000,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998         497,000     504,000     504,000
Series H, 8.50%, due December 15, 2002         805,000     910,000     805,000
Series J, 9.43%, due September 1, 2003       4,500,000   5,000,000   4,500,000
Series K, 8.49%, due October 14, 2024        9,000,000   9,000,000   9,000,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004              15,000,000  15,000,000  15,000,000
6.75% Notes due November 30, 2023           19,000,000  19,000,000  19,000,000

Total                                       62,172,000  63,466,000  62,211,000
Less: Installments due within one year       4,272,000   1,255,000   1,294,000
Total Long-term Debt                       $57,900,000 $62,211,000 $60,917,000


Note 5.

	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1997 and 1996; and results of operations for the three months ended March 31, 1997 and 1996; and consolidated statements of cash flows for the
        three months ended March 31, 1997 and 1996.  	Reclassifications
        are made periodically to amounts previously reported to conform with current year presentation.

	The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.



                    UNITIL CORPORATION AND SUBSIDIARY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


	EARNINGS

	Earnings per average common share were $0.65 for the first quarter of 1997, versus $0.72 for the first quarter of 1996. This decrease of $0.07 per share, or 10%, was due to lower electric and gas base revenues during the winter months, and higher depreciation and interest expense. The weather in the first quarter of 1997, as measured by heating degree days, was 12% warmer than the first quarter of 1996.

	Total operating revenues for the Unitil System of companies increased 3% to $45.3 million in the first quarter of 1997 from $44.2 million in the first quarter of 1996 as a result of higher fuel and purchased power revenues. Fuel and purchased power and cost of gas revenues are collected from customers as a separate component of their monthly bill, and do not affect net income as they normally mirror changes in fuel and purchased power costs.

Operating Revenue ($000s)
                                        Three Months Ended
                                       3/31/97      3/31/96

Base Electric Revenue                  12,382        12,437
Fuel & Purchased Power                 25,676        24,260
  Total Electric Revenues              38,058        36,697

Base Gas Revenue                        2,833         3,128
Cost of Gas                             3,940         4,086
Interruptible Revenue                     493           235
  Total Gas Revenue                     7,266         7,449

Other Revenue                               8            23

  Total Operating Revenue              45,332        44,169


Energy Sales
                                        Three Months Ended
KWH Sales (000s)                        3/31/97      3/31/96

Residential                             149,496      154,572
Commercial                               99,053      100,011
Large Commercial / Industrial           132,033      142,963
Other Sales                               2,944        2,999
  Total KWH Sales                       383,526      400,545

Firm Therm Sales (000s)

Residential                               5,766        6,568
Commercial                                2,498        2,741
Large Commercial / Industrial             1,991        2,022
  Total Firm Therm Sales                 10,255       11,331

	Base revenues are operating revenues which the Company realizes in addition to fuel, purchased power and cost of gas revenues and which have a direct impact on net income. Base revenues declined during the quarter by 2% to $15.2 million from $15.6 million in the first quarter of 1996. Total electric base revenues were slightly lower in the first quarter of 1997 versus 1996. Total gas base revenues declined 9% to $2.8 million from $3.1 million in the first quarter of 1996. The decline in base revenues, particularly in firm gas sales, reflects the lower consumption of energy during the warmer heating season of the first quarter of 1997. The Energy Sales table on this page shows energy consumption by customer class for the first three months of 1997 and 1996. As previously reported, a major customer curtailed its operations in the fall of 1996 to make alterations and improvements to its facility, and has informed the Company that it does not expect to complete this work until mid-1997. Lower KWH sales to this customer are reflected in the decrease in the Large Commercial / Industrial sales category. The impact of lower base revenues during the first quarter of 1997 on earnings was a decline of $0.05 per share versus the first quarter of 1996.

	For the three months ended March 31, 1997, higher depreciation, interest and property tax expenses were partially offset by lower operation and maintenance expenses. Interest expense was higher during the first quarter of 1997 due to increased short term borrowings, primarily reflecting the interim financing of fuel and purchased power costs and the Company's ongoing capital expenditure program.


RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY

	Regulatory activity in both New Hampshire and Massachusetts continues to focus on deregulating the retail sale of electric energy. In both states, January 1, 1998 has been targeted as the beginning of competition, or "Choice Date." Under these restructuring proposals, customers would be allowed to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution systems at regulated rates.

New Hampshire

	On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), Unitil's New Hampshire based retail distribution utilities, to recover 100% of costs which will be "stranded" due to this restructuring. Due to an appeal by Northeast Utilities, this Plan is under a temporary restraining order in Federal Court. The NHPUC has also suspended its Plan pending resolution of many issues which have been identified by various parties. Unitil continues to participate actively in all proceedings which will define the details of the transition to competition and customer choice.

	Unitil Resources, Inc., the Company's competitive market subsidiary, continues to participate in the New Hampshire Retail Competition Pilot Program (Pilot Program), which began in May 1996.

Massachusetts

	On February 26, 1997, the Massachusetts Department of Public Utilities (MDPU) approved a restructuring plan filed by the New England Electric System, Massachusetts Attorney General (Mass AG), the Massachusetts Division of Energy Resources and numerous other parties. Under this settlement, consumers will be allowed to choose an electricity supplier as early as January 1, 1998, and will receive a 10% reduction on their electric bills. The settlement requires the utility to divest all its generation plant, and provides the utility with the opportunity to fully recover all of its stranded costs. Several other settlement agreements have been reached in principle with the Mass AG and other Massachusetts electric utilities. The Company is currently developing a transition plan for its Massachusetts utility subsidiary and exploring the use of the settlement process to expedite its restructuring process.

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

	On March 3, 1997, the Company filed unbundled rates as required by MDPU Order 96-100 dated December 30, 1996. The Order required that the unbundled rates be revenue neutral by rate class and customer, since their primary purpose is to provide customers with unbundled bills for informational purposes prior to choice date.


MILLSTONE UNIT NO. 3

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its watch list as a Category 2 facility, which calls for increased NRC inspection attention. In March 1996 the NRC requested additional information about the operation of the unit from Northeast Utilities companies (NU), which operate the unit. As a result of an engineering evaluation completed by NU, Millstone 3 was taken out of service on March 30, 1996. The NRC later informed NU, in a letter dated June 28, 1996, that it had reclassified Millstone 3 as a Category 3 facility. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. The NRC's letter also informed NU that this designation would require the NRC staff to obtain NRC approval by vote prior to a restart of the unit.
The other Millstone nuclear units are also out of service and listed as Category 3 facilities.

	In March 1997, NU announced that Millstone 3 has been designated as the lead unit in the recovery process for the Millstone units, and plans to have one unit ready for restart in the third quarter of 1997, and back on line by the end of 1997. During the period that Millstone 3 is out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E will also incur costs to replace the power that was expected to be generated by the
unit.   During the outage, FG&E has been incurring approximately $35,000 per month in replacement power costs, and has been recovering these costs through its fuel adjustment clause, which will be subject to review and approval by the MDPU.

	CAPITAL REQUIREMENTS

	Capital expenditures for the three months ended March 31, 1997 were approximately $2,600,000. This compares to $5,400,000 during the same period last year. Capital expenditures for the year 1997 are estimated to be approximately $13,300,000 as compared to $18,500,000 for 1996. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

	LEGAL PROCEEDINGS

	The Company is involved in legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.




                                                         PART I.  EXHIBIT 11.

                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES

          COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                                 (UNAUDITED)



PRIMARY                                           Three Months Ended March 31,
EARNINGS PER SHARE                                     1997            1996

Net Income                                          $2,914,484      $3,195,913
Less: Dividend Requirement
     on Preferred Stock                                 69,008          70,726
Net Income Applicable
    to Common Stock                                 $2,845,476      $3,125,187

Average Number of Common
    Shares Outstanding                               4,389,566       4,334,283

Earnings Per Common Share                               $0.65           $0.72





 FULLY-DILUTED                                    Three Months Ended March 31,
EARNINGS PER SHARE                                      1997            1996

Net Income                                          $2,914,484      $3,195,913
Less: Dividend Requirement
     on Preferred Stock                                 69,008          70,726
Net Income Applicable
    to Common Stock                                 $2,845,476      $3,125,187

Average Number of Common
    Shares Outstanding                               4,497,607       4,443,907

Earnings Per Common Share                              $0.63           $0.70


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

            11          Computation in Support of
                        Earnings Per Average Common Share     Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.













SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        UNITIL CORPORATION
                                                           (Registrant)




Date:  May 14, 1997   			         /s/   Gail A. Siart
					        Gail A. Siart, Treasurer
					       and Chief Financial Officer

                                             (Gail A. Siart is the Principal
                                             Financial Officer and has been
                                             duly authorized to sign on
                                             behalf of the registrant.)