Form 10-Q
period 1997-06-30
UNITIL CORP
filed 1997-08-14
CIK 755001

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 30, 1997


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


                                                                Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at  August 1, 1997
Common Stock, No par value                         4,415,051  Shares


                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                   INDEX


Part I. Financial Information                                    Page No.


Consolidated Statements of Earnings - Three and Six
        Months Ended June 30, 1997 and 1996                          3

Consolidated Balance Sheets, June 30, 1997,
        June 30, 1996 and December 31, 1996                        4-5

Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1997 and 1996                                 6

Notes to Consolidated Financial Statements                         7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                        9-12

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                    13

Part II.  Other Information                                         14


                       PART 1. FINANCIAL INFORMATION

                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

           (Amounts in Thousands, except Shares and Per Share Data)


                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                      1997        1996       1997       1996
Operating Revenues:
 Electric                           $36,899     $36,351    $74,958    $73,047
 Gas                                  3,702       4,253     10,968     11,702
 Other                                   13           7         21         30
  Total Operating Revenues           40,614      40,611     85,947     84,779
Operating Expenses:
 Fuel and Purchased Power            24,644      24,740     50,116     48,978
 Gas Purchased for Resale             2,228       2,831      6,594      7,155
 Operating and Maintenance            5,901       6,384     11,548     12,208
 Depreciation                         1,867       1,668      3,769      3,301
 Amort. of Cost of Abandoned
   Properties                           356         416        757        905
 Provisions for Taxes:
   Local Property and Other           1,353       1,260      2,724      2,573
   Federal and State Income             834         881      2,392      2,633
      Total Operating Expenses       37,183      38,180     77,900     77,753
Operating Income                      3,431       2,431      8,047      7,026
    Non-Operating Expense (Income)       11        (630)        17       (643)
Income Before Interest Expense        3,420       3,061      8,030      7,669
   Interest Expense, Net              1,765       1,464      3,460      2,876
Net Income                            1,655       1,597      4,570      4,793
   Less Dividends on Preferred Stock     69          67        138        138
Net Income Applicable to
     Common Stock                    $1,586      $1,530     $4,432     $4,655

Average Common Shares Outstanding 4,404,558   4,344,380  4,397,062  4,339,332


Earnings Per Share of Common Stock    $0.36       $0.35      $1.01      $1.07

Dividends Declared Per Share
   of Common Stock (Note 1)          $0.335       $0.33     $1.005      $0.99

      (The accompanying notes are an integral part of these statements.)


                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                           (Amounts in Thousands)

                                                 June 30,         December 31,
                                              1997      1996           1996
ASSETS:

Utility Plant:
  Electric                                  $161,688   $152,853      $157,875
  Gas                                         29,135     27,786        28,729
  Common                                      19,220      7,522        18,780
  Construction Work in Progress                2,902     10,589         2,161
Total Utility Plant                          212,945    198,750       207,545
   Less:  Accumulated Depreciation            66,827     62,165        63,787
Net Utility Plant                            146,118    136,585       143,758

Other Property & Investments                      42         42            42


Cash                                           2,752      2,538         2,903
Accounts Receivable - Less Allowance for
   Doubtful Accounts of $721, $678 and $660   15,694     14,439        16,383
Materials and Supplies                         2,278      2,194         2,479
Prepayments                                      703        743           481
Accrued Revenue                                6,172      3,780         8,859
    Total Current Assets                      27,599     23,694        31,105


Deferred Assets:
  Debt Issuance Costs                            800        857           829
  Cost of Abandoned Properties                24,676     26,350        25,432
  Prepaid Pension Costs                        7,731      7,141         7,348
  Other Deferred Assets                       24,365     23,722        23,594
      Total Deferred Assets                   57,572     58,070        57,203

TOTAL                                       $231,331   $218,391      $232,108

        (The accompanying notes are an integral part of these statements.)

                  UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                            (Amounts in Thousands)

                                                   June 30,      December 31,
	1997		1996		1996
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                          $68,756    $64,951       $67,974
Preferred Stock,  Non-Redeemable,
     Non-Cumulative                              225        225           225
Preferred Stock,  Redeemable, Cumulative       3,666      3,666         3,666
Long-Term Debt, Less Current Portion          65,400     62,204        60,917
      Total Capitalization                   138,047    131,046       132,782

Capitalized Leases, Less Current Portion       4,492      3,585         4,630

Current Liabilities:
  Long-Term Debt, Current Portion              4,272      1,262         1,294
  Capitalized Leases, Current Portion            923        792         1,000
  Accounts Payable                            16,091     15,288        15,104
  Short-Term Debt                              9,625      6,100        21,400
  Dividends Declared and Payable               1,673      1,614           191
  Refundable Customer Deposits                 2,474      1,814         1,585
  Taxes (Refundable) Payable                    (132)       (56)         (147)
  Interest Payable                             1,086      1,453         1,484
  Other Current Liabilities                    2,567      4,169         2,044
      Total Current Liabilities               38,579     32,436        43,955

Deferred Liabilities:
  Investment Tax Credits                       1,522      1,705         1,610
  Other Deferred Liabilities                   8,128      8,786         8,489
    Total Deferred Liabilities                 9,650     10,491        10,099

Deferred Income Taxes                         40,563     40,833        40,642

TOTAL                                       $231,331   $218,391      $232,108


        (The accompanying notes are an integral part of these statements.)


                     UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                (Amounts in Thousands)

                                                    Six Months Ended June 30,
                                                        1997          1996
Net Cash Flow from Operating Activities:
  Net Income                                           $4,570          $4,793
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                      4,526           4,206
     Deferred Taxes                                       187             392
     Amortization of Investment Tax Credit                (87)            (99)
     Provision of Doubtful Accounts                       416             476
     Amortization of Debt Issuance Costs                   28              28
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                                  273              17
     Materials and Supplies                               201              82
     Prepayments and Prepaid Pension                     (605)           (760)
     Accrued Revenue                                    2,687          (1,202)
   Increase (Decrease) in:
     Accounts Payable                                     987             723
     Refundable Customer Deposits                         889            (424)
     Taxes and Interest Accrued                          (383)           (245)
     Other, Net                                          (911)            840
           Net Cash Provided by Operating Activities   12,778           8,827
Net Cash Flows from  Investing Activities:
     Acquisition of Property, Plant and Equip.         (5,863)        (10,119)
           Net Cash Used in Investing Activities       (5,863)        (10,119)
Cash Flows from Financing Activities:
     Net (Decrease) Increase in Short-Term Debt       (11,775)          3,400
     Net Increase (Decrease) in Long-Term Debt          7,461             (39)
     Dividends Paid                                    (3,066)         (2,991)
     Issuance of Common Stock                             573             524
     Retirement of Preferred Stock                          0            (108)
     Repayment of  Capital Lease Obligations             (259)           (354)
          Net  Cash Flows from Financing Activities    (7,066)            432
Net  Increase (Decrease) in Cash                         (151)           (860)
Cash at Beginning of  Year                              2,903           3,398
Cash at June 30,                                       $2,752          $2,538
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                                      $3,800          $2,893
    Federal Income Taxes Paid                          $1,960          $2,232
    Non-Cash Financing Activities:
       Capital Leases Incurred                             $0            $256


       (The accompanying notes are an integral part of these statements.)

                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
Note 1.

Dividends Declared Per Share:

        Three regular quarterly common stock dividends were declared during the six month periods ended June 30, 1997 and 1996.

Common Stock Dividend:

        On June 5, 1997, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.335 per share which is payable on August 15, 1997 to shareholders of record as of August 1, 1997.

        On March 6, 1997, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.335 per share which was payable on May 15, 1997 to shareholders of record as of May 1, 1997.

        On January 21, 1997, the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate of $0.335 per share was payable February 14, 1997 to shareholders of record as of January 31, 1997.

Note 2.

Common Stock:

        During the second quarter of 1996, the Company sold 17,919 shares of Common Stock, at an average price of $18.95 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $339,496 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

        Details on preferred stock at June 30, 1997, June 30, 1996 and December 31, 1996 are shown below:
                         (Amounts in Thousands)
                                            June 30,             December 31,
                                       1997           1996            1996
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                 $225            $225            $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                        215             215             215
    5% Dividend Series                   91              91              91
    6% Dividend Series                  168             168             168
    8.75% Dividend Series               344             344             344
    8.25% Dividend Series               406             406             406
    5.125% Dividend Series            1,035           1,035           1,035
    8% Dividend Series                1,407           1,407           1,407
     Total Redeemable Preferred Stock 3,666           3,666           3,666
           Total Preferred Stock     $3,891          $3,891          $3,891


Note 4.

Long-term Debt:

        Details on long-term debt at June 30, 1997, June 30, 1996 and December 31, 1996 are shown below:

                           (Amounts in Thousands)

                                              June 30,             December 31,
                                        1997            1996            1996

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998	$1,520		$1,552		$1,552
Series H, 9.43%, due September 1, 2003   5,850           6,500           5,850
Series I, 8.49%, due October 14, 2024    6,000           6,000           6,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998     497             504             504
Series H, 8.50%, due December 15, 2002     805             910             805
Series J, 9.43%, due September 1, 2003   4,500           5,000           4,500
Series K, 8.49%, due October 14, 2024    9,000           9,000           9,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004          15,000          15,000          15,000
6.75% Notes due November 30, 2023	19,000		19,000		19,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017           7,500               0               0


Total                                   69,672          63,466          62,211
Less: Installments due within one year   4,272           1,262           1,294

Total Long-term Debt                   $65,400         $62,204         $60,917


Note 5.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1997 and 1996; and results of operations for the three and six months ended June 30, 1997 and 1996; and consolidated statements of cash flows for the six months ended June 30, 1997 and 1996. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

    The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


                UNITIL CORPORATION AND SUBSIDIARY COMPANIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

EARNINGS

        Earnings per average common share were $1.01 for the first six months of 1997, versus $1.07 for the first six months of 1996. This decrease of $0.06 per share, or 6%, was due to lower electric and gas base revenues
billed during the winter months.   Lower Electric and Gas Sales through June
reflect milder weather in the first quarter of 1997, which was 12% warmer than the first quarter of 1996. The weather during the second quarter was closer to normal, with a warmer than usual June, and sales rebounded to match the second quarter levels achieved last year.

	Earnings for the six months ended June 30, 1997 reflect lower operation and maintenance expenses and earnings for the six months ended June 30, 1996 reflect a one-time gain realized from the eminent domain taking of the Company's former corporate headquarters by the State of New Hampshire . These contributions to earnings were offset by higher depreciation, interest and property tax expenses in 1997, and by a one-time charge to earnings for increased expenses associated with the Company's participation in the New Hampshire Electric Retail Competition Pilot Program in 1996.

	Total operating revenues for the Unitil System of companies increased 1.4% to $85.9 million in the first six months of 1997 from $84.8 million in the first six months of 1996 as a result of higher fuel and purchased power revenues. Fuel and purchased power revenues are collected from customers as a separate component of their monthly bill, and do not affect net income as they normally mirror changes in fuel and purchased power costs.

	Base revenues are operating revenues which the Company realizes in addition to fuel, purchased power and cost of gas revenues and which have a direct impact on net income. Base revenues declined during the first six months of 1997 by 1.4% to $28.1 million from $28.5 million in the first six months of 1996. The impact on earnings of lower base revenues during the first six months of 1997 was a decline of approximately $0.06 per share versus the first six months of 1996. This decline was attributable to lower firm gas sales in the first quarter due to the milder winter weather.

	The Energy Sales table on the following page shows energy consumption by customer class for the three and six months ended June 30, 1997 and 1996. Consumption of electricity by residential customers was up 2% over the second quarter last year. As previously reported, a major Industrial customer curtailed its operations in the fall of 1996, and has informed the Company that it does not plan to be back to full operation before the end of the year. Lower kWh sales to this customer contributed to the decrease in Large Commercial /Industrial sales through the first six months of 1997. However, Large Commercial/ Industrial sales were boosted during the same period due to the success of the Company's new competitive initiatives, including Energy Bank, which added three new industrial customers in 1997.

	In the second quarter of 1997, the Company completed the long-term financing, for $7.5 million, of its new corporate headquarters building in Hampton, New Hampshire.

	Earnings per average common share for the twelve months ended
June 30, 1997 and 1996 were $1.88 and $2.00 respectively. The decrease of $0.12 per share is primarily attributable to higher depreciation and interest expenses in the current period related to capitalized lease obligations and the Company's ongoing capital expenditure programs and the absence of the one-time gain and higher consulting income recorded in the prior period.

Energy Sales
                                    Three Months Ended       Six Months Ended
KWH Sales (000's)                   6/30/97    6/30/96       6/30/97   6/30/96
Residential                         120,146    117,797       269,642   272,369
Commercial                           89,779     90,103       188,832   190,114
Large Commercial / Industrial       136,566    155,848       268,599   298,811
Other Sales                           2,748      2,807         5,692     5,806
Total KWH Sales                     349,239    366,555       732,765   767,100

Firm Therm Sales (000's)
Residential                           3,040      2,937         8,806     9,505
Commercial                              912        875         3,409     3,616
Large Commercial / Industrial         1,223      1,153         3,214     3,175
Total Firm Therm Sales                5,175      4,965        15,429    16,296

Operating Revenues ($000's)
                                    Three Months Ended       Six Months Ended
                                    6/30/97    6/30/96       6/30/97   6/30/96
Base Electric Revenue                11,514     11,499        23,807    23,936
Fuel & Purchased Power               25,385     24,852        51,151    49,111
Total Electric Revenue               36,899     36,351        74,958    73,047
Base Gas Revenue                      1,427      1,408         4,260     4,521
Cost of Gas                           1,614      1,764         5,554     5,864
Interruptible Revenue                   661      1,081         1,154     1,317
  Total Gas Revenue                   3,702      4,253        10,968    11,702

Other Revenue                            13          7            21        30

Total Operating Revenue              40,614     40,611        85,947    84,779


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

New Hampshire

	On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), Unitil's New Hampshire based retail distribution utilities, to recover 100% of costs which will be "stranded" due to this restructuring. Due to an appeal by Northeast Utilities (NU), this Plan is under a temporary restraining order in Federal Court. On May 13, 1997, NU and the NHPUC agreed to mediation in an effort to resolve restructuring issues. As mediation progresses, the mediation period has been extended to September 2, 1997. Unitil, which has been granted intervenor status in the NU court actions, continues to participate actively in all proceedings which will define the details of the transition to competition and customer choice.

	Unitil Resources, Inc., the Company's competitive market subsidiary, continues to participate in the New Hampshire Retail Competition Pilot Program, which began in June 1996.

Massachusetts

	On February 26, 1997, the Massachusetts Department of Public Utilities (MDPU) approved a restructuring plan filed by the New England Electric System, Massachusetts Attorney General (Mass AG), the Massachusetts Division of Energy Resources and numerous other parties. Under this settlement, consumers will be allowed to choose an electricity supplier as early as January 1, 1998, and will receive a 10% reduction on their electric bills. The settlement requires the utility to divest all its generation plant, and provides the utility with the opportunity to fully recover all of its stranded costs. Two other settlement agreements have been reached in principle with the Mass AG and other Massachusetts electric utilities. The Company is currently developing a transition plan for its Massachusetts utility subsidiary and exploring the use of the settlement process to expedite its restructuring process. Each of the settlements reached are subject to restructuring legislation that may be enacted by the Massachusetts Legislature.


MILLSTONE UNIT NO. 3

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and
Electric Light Company (FG&E), has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its watch list as a Category 2 facility, which calls for increased NRC inspection attention. In March 1996 the NRC requested additional information about the operation of the unit from Northeast Utilities (NU) and affiliates, who operate the unit. As a result of an engineering evaluation completed by NU, Millstone 3 was taken out of service on March 30, 1996. The NRC later informed NU, in a letter dated June 28, 1996, that it had reclassified Millstone 3 as a Category 3 facility. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. The NRC's letter also informed NU that this designation would require the NRC staff to obtain NRC approval by vote prior to a restart of the unit. The other Millstone nuclear units are also out of service and listed as Category 3 facilities.

	In March 1997, NU announced that Millstone 3 has been designated as the lead unit in the recovery process for the Millstone units, and plans to have one unit ready for restart in the third quarter of 1997, and back on line by the end of 1997. In May 1997, NU announced that it has completed all work necessary to allow the Independent Corrective Action Verification Process (ICAVP) to begin. The ICAVP is the NRC's independent method of checking the quality and thoroughness of work to assure that the corrective action process is effective.

	On August 7, 1997, FG&E in concert with other nonoperating owners of the Millstone 3 facility, filed in Massachusetts a lawsuit against Northeast Utilities and its trustees and filed a demand for arbitration with the operating owners, Connecticut Light and Power and Massachusetts Electric Company. The arbitration and lawsuit seek to recover costs associated with replacement power and operation and maintenance costs resulting from the shutdown of Milllstone 3. FG&E continues to make all payments to NU for operation of the plant and in support of the restart effort. During the outage, FG&E has been incurring approximately $35,000 per month in replacement power costs.

	CAPITAL REQUIREMENTS

	Capital expenditures for the three months ended June 30, 1997 were approximately $5,900,000. This compares to $10,100,000 during the same period last year. Capital expenditures for the year 1997 are estimated to be approximately $13,300,000 as compared to $18,500,000 for 1996. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

	LEGAL PROCEEDINGS

	The Company is involved in legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

	MANAGEMENT

	On May 18, 1997, following a sudden illness, Unitil Chairman and Chief Executive Officer Peter J. Stulgis passed away. Mr. Stulgis was a man of vision, insight, purpose and resolve. He dedicated these considerable qualities to the dynamic leadership of the Company, and we greatly regret his passing. As an interim measure, the Board of Directors has created an Office of the Chairman to carry out the management of the Company. Appointed to this newly created office are: Charles H. Tenney II, Interim Chief Executive Officer; Michael J. Dalton, President and Chief Operating Officer; and Gail A. Siart, Chief Financial Officer. In addition, the Board has authorized the Executive Committee to conduct a search to fill the vacancy created by the death of Mr. Stulgis.



                                                         PART I.  EXHIBIT 11.

                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES

           COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                                  (UNAUDITED)

             (Amounts in Thousands, except Shares and Per Share Data)

                                   Three Months Ended         Six Months Ended
PRIMARY                                 June 30,                  June 30,
EARNINGS PER SHARE                  1997      1996            1997       1996

Net Income                        $1,655     $1,597         $4,570     $4,793
Less: Dividend Requirement
     on Preferred Stock               69         67            138        138
Net Income Applicable
     to Common Stock              $1,586     $1,530         $4,432     $4,655

Average Number of Common
    Shares Outstanding         4,404,558  4,344,380      4,397,062  4,339,332

Earnings Per Common Share          $0.36      $0.35          $1.01      $1.07





                                   Three Months Ended         Six Months Ended
FULLY-DILUTED                           June 30,                  June 30,
EARNINGS PER SHARE                  1997      1996            1997       1996

Net Income                        $1,655     $1,597         $4,570     $4,793
Less: Dividend Requirement
     on Preferred Stock               69         67            138        138
Net Income Applicable
     to Common Stock              $1,586     $1,530         $4,432     $4,655

Average Number of Common
    Shares Outstanding         4,515,672  4,454,049      4,508,176  4,453,385

Earnings Per Common Share          $0.35      $0.34          $0.98      $1.05


                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share     Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.




                                  SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Unitil Corporation
                                                          (Registrant)




Date:  August 13, 1997                                  Gail A. Siart
                                                   Gail A. Siart, Treasurer
                                                 and Chief Financial Officer

                                              (Gail A. Siart is the Principal
                                               Financial Officer and has been
                                               duly authorized to sign on
                                               behalf of the registrant.)