Form 10-Q
period 1997-09-30
UNITIL CORP
filed 1997-11-17
CIK 755001

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       September 30, 1997


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


                                                                  Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at  November 1, 1997
Common Stock, No par value                            4,425,472  Shares

                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                                        INDEX


Part I. Financial Information                                      Page No.


Consolidated Statements of Earnings - Three and Nine
        Months Ended September 30, 1997 and 1996                         3

Consolidated Balance Sheets, September 30, 1997,
        September 30, 1996 and December 31, 1996                       4-5

Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1997 and 1996                                6

Notes to Consolidated Financial Statements                             7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                            9-12

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                        13

Part II.  Other Information                                             14


                        PART 1. FINANCIAL INFORMATION

                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

           (Amounts in Thousands, except Shares and Per Share Data)

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        1997       1996      1997       1996
Operating Revenues:
 Electric                             $37,840    $39,102   $112,798  $112,149
 Gas                                    2,824      3,284     13,792    14,986
 Other                                      8          8         29        38
  Total Operating Revenues             40,672     42,394    126,619   127,173
Operating Expenses:
 Fuel and Purchased Power              25,298     26,686     75,414    75,664
 Gas Purchased for Resale               1,911      2,395      8,505     9,550
 Operating and Maintenance              5,785      6,025     17,333    18,233
 Depreciation                           1,888      1,723      5,657     5,024
 Amort. of Cost of
    Abandoned Properties                  385        542      1,142     1,447
 Provisions for Taxes:
   Local Property and Other             1,333      1,249      4,057     3,822
   Federal and State Income               696        678      3,088     3,311
      Total Operating Expenses         37,296     39,298    115,196   117,051
Operating Income                        3,376      3,096     11,423    10,122
    Non-Operating (Income) Expense         51          8         68      (635)
Income Before Interest Expense          3,325      3,088     11,355    10,757
   Interest Expense, Net                1,838      1,570      5,298     4,446
Net Income                              1,487      1,518      6,057     6,311
   Less Dividends on
   Preferred Stock                         69         67        207       205
Net Income Applicable
   to Common Stock                     $1,418     $1,451     $5,850    $6,106

Average Common Shares
        Outstanding                 4,419,431  4,361,641  4,404,518 4,346,768


Earnings Per Share of
          Common Stock                  $0.32      $0.33      $1.33     $1.40

Dividends Declared per Share
   of Common Stock (Note 1)            $0.335      $0.33      $1.34     $1.32




       (The accompanying notes are an integral part of these statements.)


                    UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                           (Unaudited)
                                          September 30,           December 31,
                                        1997            1996          1996
ASSETS:

Utility Plant:
  Electric                             $164,265       $155,617      $157,875
  Gas                                    29,766         28,089        28,729
  Common                                 18,873          7,788        18,780
  Construction Work in Progress           2,635         12,501         2,161
Total Utility Plant                     215,539        203,995       207,545
   Less:  Accumulated Depreciation       67,432         63,550        63,787
Net Utility Plant                       148,107        140,445       143,758

Other Property & Investments                 42             42            42


  Cash                                    2,235          2,671         2,903
  Accounts Receivable - Less Allowance
    for Doubtful Accounts
    of $660, $677 and $660               16,632         14,297        16,383
  Materials and Supplies                  2,726          2,672         2,479
  Prepayments                               548            614           481
  Accrued Revenue                         6,096          5,326         8,859
      Total Current Assets               28,237         25,580        31,105

Deferred Assets:
  Debt Issuance Costs                       934            843           829
  Cost of Abandoned Properties           24,290         25,808        25,432
  Prepaid Pension Costs                   7,926          7,278         7,348
  Other Deferred Assets                  24,829         23,739        23,594
      Total Deferred Assets              57,979         57,668        57,203

TOTAL                                  $234,365       $223,735      $232,108



       (The accompanying notes are an integral part of these statements.)

                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)

	(Unaudited)
                                          September 30,           December 31,
                                         1997            1996          1996
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                     $68,970        $65,331       $67,974
Preferred Stock,  Non-Redeemable,
 Non-Cumulative                             225            225           225
Preferred Stock,  Redeemable,
 Cumulative                               3,666          3,666         3,666
Long-Term Debt, Less Current Portion     64,078         61,022        60,917
      Total Capitalization              136,939        130,244       132,782

Capitalized Leases,
      Less Current Portion                4,286          3,221         4,630

Current Liabilities:
  Long-Term Debt, Current Portion         4,432          1,294         1,294
  Capitalized Leases, Current Portion       851          1,165         1,000
  Accounts Payable                       16,539         16,550        15,104
  Short-Term Debt                        13,250         11,600        21,400
  Dividends Declared and Payable          1,686          1,671           191
  Refundable Customer Deposits            2,435          1,798         1,585
  Taxes Payable (Refundable)                187            226          (147)
  Interest Payable                        1,144          1,497         1,484
  Other Current Liabilities               2,633          3,379         2,044
      Total Current Liabilities          43,157         39,180        43,955

Deferred Liabilities:
  Investment Tax Credits                  1,478          1,656         1,610
  Other Deferred Liabilities              7,890          8,707         8,489
    Total Deferred Liabilities            9,368         10,363        10,099

Deferred Income Taxes                    40,615         40,727        40,642

TOTAL                                  $234,365       $223,735      $232,108



       (The accompanying notes are an integral part of these statements.)


                     UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (Amounts in Thousands)

                                              Nine Months Ended September 30,
                                                     1997            1996
Net Cash Flow from Operating Activities:
  Net Income                                       $6,057          $6,311
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                  6,799           6,471
     Deferred Taxes                                   269             382
     Amortization of Investment Tax Credit           (132)           (148)
     Provision of Doubtful Accounts                   575             704
     Amortization of Debt Issuance Costs               44              42
     (Gain) Loss on Taking of Land and Building         0            (875)
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                             (823)            (67)
     Materials and Supplies                          (247)           (396)
     Prepayments and Prepaid Pension                 (645)           (768)
     Accrued Revenue                                2,763          (2,748)
   Increase (Decrease) in:
     Accounts Payable                               1,435           1,985
     Refundable Customer Deposits                     850            (440)
     Taxes and Interest Accrued                        (6)             81
     Other, Net                                    (1,789)           (249)
           Net Cash Provided by Operating
            Activities                             15,150          10,285
Net Cash Flows from  Investing Activities:
     Acquisition of Property, Plant and Equip.     (9,614)        (15,338)
     Proceeds from Taking of Land & Building            0             875
           Net Cash Used in Investing Activities   (9,614)        (14,463)
Cash Flows from Financing Activities:
     Net (Decrease) in Short-Term Debt             (8,150)          8,900
     Net (Decrease) in Long-Term Debt               6,299          (1,189)
     Dividends Paid                                (4,610)         (4,449)
     Issuance of Common Stock                         794             867
     Retirement of Preferred Stock                      0            (108)
     Repayment of  Capital Lease Obligations         (537)           (570)
          Net  Cash Flows from Financing
          Activities                               (6,204)          3,451
Net  Increase (Decrease) in Cash                     (668)           (727)
Cash at Beginning of  Year                          2,903           3,398
Cash at September 30,                              $2,235          $2,671
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest                                       $5,624          $4,127
    Income Taxes                                   $2,640          $3,032
    Non-Cash Financing Activities:
       Capital Leases Incurred                         $0            $482


       (The accompanying notes are an integral part of these statements.)


                   UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

Note 1.		Dividends:

	Four regular quarterly common stock dividends were declared during the nine month periods ended September 30, 1997 and 1996.

	On September 11, 1997, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.335 per share which is payable on November 14, 1997 to shareholders of record as of October 31, 1997.

	On June 5, 1997, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.335 per share which was payable on August 15, 1997 to shareholders of record as of August 1, 1997.

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

        During the third quarter of 1997, the Company sold 10,765 shares of Common Stock, at an average price of $21.53 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans.
Net proceeds of $231,801 were used to reduce short-term borrowings.


Note 3.		Preferred Stock:

        Details on preferred stock at September 30, 1997, September 30, 1996 and December 31, 1996 are shown below:
                                                (Amounts in Thousands)
                                           (Unaudited)
                                          September 30,           December 31,
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

        Details on long-term debt at September 30, 1997, September 30, 1996 and December 31, 1996 are shown below:
                                              (Amounts in Thousands)

	(Unaudited)
                                           September 30,          December 31,
                                        1997            1996            1996

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998  $1,520          $1,552         $1,552
Series H, 9.43%, due September 1, 2003   5,200           5,850          5,850
Series I, 8.49%, due October 14, 2024    6,000           6,000          6,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998     497             504            504
Series H, 8.50%, due December 15, 2002     805             910            805
Series J, 9.43%, due September 1, 2003   4,000           4,500          4,500
Series K, 8.49%, due October 14, 2024    9,000           9,000          9,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004          15,000          15,000         15,000
6.75% Notes due November 30, 2023       19,000          19,000         19,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017           7,488               0              0

Total                                   68,510          62,316         62,211
Less: Installments due within one year   4,432           1,294          1,294

Total Long-term Debt                   $64,078         $61,022        $60,917



Note 5.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1997 and 1996; and results of operations for the three and nine months ended September 30, 1997 and 1996; and consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

        The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


                  UNITIL CORPORATION AND SUBSIDIARY COMPANIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                              AND FINANCIAL CONDITION


EARNINGS

        Earnings per average common share were $1.33 for the first nine months of 1997, as compared to $1.40 for the first nine months of 1996. This decrease of $0.07 per share was primarily due to lower energy sales as a result of significantly milder weather in the first quarter of 1997 and the curtailment of operations by one major industrial customer in September 1996.

	Total operating revenues for the Unitil System were $126.6 million for the first nine months of 1997, compared to $127.2 million for the same period in 1996. A slight increase in electric revenues was offset by a decrease in gas revenues.

	Electric and gas base revenues are operating revenues which have a direct impact on net income, and which the Company realizes in addition to fuel, purchased power and cost of gas revenues. Electric and gas base revenues declined during the first nine months of 1997 by 1.7% to $41.3 million from $42.0 million in the first nine months of 1996. The impact on earnings of these lower base revenues was a decline of approximately $0.12 per share, versus the first nine months of 1996. This decline was primarily attributable to lower energy sales as discussed above. Fuel, purchased power and cost of gas revenues do not affect net income, as they mirror changes in current fuel, purchased power and gas costs.

	Earnings for the nine months ended September 30, 1997 also reflect lower operation and maintenance expenses offset by higher depreciation, interest and property tax expenses. Earnings for the nine months ended September 30, 1996 reflected a gain from the eminent domain taking of the Company's former corporate headquarters by the state of New Hampshire, offset by expenses associated with the Company's participation in the New Hampshire Electric Retail Competition Pilot Program.

	The Energy Sales table on the following page shows energy consumption by customer class for the three- and nine-month periods ended September 30, 1997 and 1996. Residential consumption of electricity in the third quarter was up 3.4% versus last year, and is up 0.5% for the nine-month period. Consumption by small Commercial customers was up 1.7% for the quarter, and is down 0.7% for the nine-month period. Apart from decreased sales to a major customer, as discussed above, Large Commercial/Industrial sales improved during the same period, marking the success of Unitil's competitive sales initiative -- Energy BankTM -- which has continued to add new industrial customers in 1997. Additionally, the major customer concluded bankruptcy proceedings in October 1997 and is working on plans to resume operations.

	Earnings per average common share for the 12 months ended September 30, 1997 and 1996 were $1.86 and $1.92, respectively. The decrease of $0.06 per share is primarily attributable to the changes in sales discussed above, to higher depreciation and interest expenses in the current period related to the Company's ongoing capital expenditure programs, and to the absence of the onetime gain and higher consulting income recorded in the prior period.

MAJOR CUSTOMER

	As reported above, one of the Company's major Industrial customers suspended operations in September, 1996, and subsequently filed for bankruptcy protection. Under a recent settlement agreement, all assets are being transferred to a new entity, and will be leased to the former operator of the facility. The new owner and operating company have notified the Company that they are targeting the spring of 1998 to resume operations.

Energy Sales
                                  Three Months Ended        Nine Months Ended
KWH Sales (000's)                9/30/97     9/30/96       9/30/97    9/30/96
Residential                      129,014     124,732       399,140    397,100
Commercial                       104,093     102,283       290,265    292,397
Large Commercial / Industrial    142,845     171,251       413,542    470,063
Other Sales                        2,775       2,852         8,467      8,659
   Total KWH Sales               378,727     401,118     1,111,414  1,168,219

Firm Therm Sales (000's)
Residential                          933         945         9,739     10,451
Commercial                           188         187         3,597      3,802
Large Commercial / Industrial        652         858         3,866      4,033
   Total Firm Therm Sales          1,773       1,990        17,202     18,286


Operating Revenues ($000's)
                                  Three Months Ended        Nine Months Ended
                                 9/30/97     9/30/96       9/30/97    9/30/96
Base Electric Revenue             12,023      12,640        36,030     36,617
Fuel & Purchased Power            25,817      26,462        76,768     75,532
   Total Electric Revenue         37,840      39,102       112,798    112,149

Base Gas Revenue                     837         861         5,097      5,383
Cost of Gas Revenue                1,511       1,349         7,065      7,213
Interruptible Revenue                476       1,074         1,630      2,390
   Total Gas Revenue               2,824       3,284        13,792     14,986

Other Revenue                          8           8            29         38

   Total Operating Revenue        40,672      42,394       126,619    127,173


RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY

	Regulatory activity in both New Hampshire and Massachusetts continues to focus on deregulating the retail sale of electric energy. In both states, January 1, 1998 has been targeted as the beginning of competition, or "Choice Date" but it appears that some slippage will occur. Under these restructuring proposals, customers would be allowed to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution systems at regulated rates.

New Hampshire

	On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), Unitil's New Hampshire based retail distribution utilities, to recover 100% of costs which will be "stranded" due to this restructuring. Due to an appeal by Northeast Utilities (NU), this Plan is under a temporary restraining order in Federal Court. On May 13, 1997, NU and the NHPUC agreed to mediation in an effort to resolve restructuring issues. On September 2, 1997, mediation was terminated without success. The NHPUC has commenced rehearing proceedings to address certain issues related to stranded cost recovery for the Public Service Company of New Hampshire. The NHPUC must also address other issues raised in rehearing petitions by other parties including Unitil. The Company continues to participate actively in all proceedings which will define the details of the transition to competition and customer choice and has begun discussions with the state and other parties to attempt to reach an overall settlement.

	Unitil Resources, Inc., the Company's competitive market subsidiary, continues to participate in the New Hampshire Retail Competition Pilot Program, which began in June 1996.

Massachusetts

	On February 26, 1997, the Massachusetts Department of Public Utilities (MDPU) approved a restructuring plan filed by the New England Electric System, Massachusetts Attorney General (Mass AG), the Massachusetts Department of Energy Resources and numerous other parties. Under this settlement, consumers will be allowed to choose an electricity supplier as early as January 1, 1998, and will receive a 10% reduction on their electric bills. The settlement requires the utility to divest all its generation plant, and provides the utility with the opportunity to fully recover all of its stranded costs.

	Two other settlement agreements have been reached with the Mass AG and other Massachusetts electric utilities, but have not been approved. In addition, the Massachusetts legislature is actively engaged in debating the restructuring issues and attempting to enact legislation this term that will provide for customer choice early in 1998. On November 10, 1997, the Massachusetts House of Representatives passed a bill which the Senate is expected to take up before the end of the current session, November 19, 1997. The bill passed by the House requires all electric utilities to file a restructuring plan with the MDPU by January 1, 1998, and requires the MDPU to approve plans that are in compliance with the law in time to give customers the ability to choose their energy supplier beginning March 1, 1998. The Company is actively involved in the regulatory and legislative process and is developing a restructuring plan for its Massachusetts utility subsidiary premised on compliance with legal requirements and full recovery of its stranded costs.


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

	In March 1997, NU announced that Millstone 3 has been designated as the lead unit in the recovery process for the Millstone units, and plans to have one unit ready for restart in the third quarter of 1997, and back on line by the end of 1997. In May 1997, NU announced that it has completed all work necessary to allow the Independent Corrective Action Verification Process (ICAVP) to begin. The ICAVP is the NRC's independent method of checking the quality and thoroughness of work to assure that the corrective action process is effective. In September 1997, NU announced that it is reassessing schedules and will likely delay until late January 1998 asking the NRC for permission to restart Millstone 3. On November 5, 1997 NU stated that it aimed to have Millstone 3 physically ready for restart in late December 1997 or early January 1998, and that the NRC was likely to vote on the restart in February or March of next year.

	On August 7, 1997, FG&E in concert with other nonoperating owners of the Millstone 3 facility, filed in Massachusetts a lawsuit against Northeast Utilities and its trustees and filed a demand for arbitration with the operating owners, Connecticut Light and Power and Massachusetts Electric Company. The arbitration and lawsuit seek to recover costs associated with replacement power and operation and maintenance costs resulting from the shutdown of Milllstone 3. FG&E continues to make all payments to NU for operation of the plant and in support of the restart effort. During the outage, FG&E has been incurring approximately $30,000-$40,000 per month in replacement power costs.


CAPITAL REQUIREMENTS

        Capital expenditures for the nine months ended September 30, 1997 were approximately $9,600,000. This compares to $15,300,000 during the same period last year. Capital expenditures for the year 1997 are estimated to be approximately $13,300,000 as compared to $18,500,000 for 1996. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

LEGAL PROCEEDINGS

	The Company is involved in legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

MANAGEMENT

	On October 2, 1997, the Company announced that its Board of Directors has elected Robert G. Schoenberger as its new Chairman and Chief Executive Officer to replace the late Peter J. Stulgis. Mr. Schoenberger joins Unitil after a seventeen year career with the New York Power Authority, most recently in the position of President and Chief Operating Officer. Mr. Schoenberger assumed his duties on November 1.



PART I.  EXHIBIT 11.

                 UNITIL CORPORATION AND SUBSIDIARY COMPANIES

          COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                                 (UNAUDITED)
             (Amounts in Thousands, except Shares and Per Share Data)


                                      Three Months Ended    Nine Months Ended
PRIMARY                                  September 30,        September 30,
EARNINGS PER SHARE                     1997        1996       1997       1996

Net Income                           $1,487      $1,518     $6,057     $6,311
Less: Dividend Requirement
     on Preferred Stock                  69          67        207        205
Net Income Applicable
    to Common Stock                  $1,418      $1,451     $5,850     $6,106

Average Number of Common
    Shares Outstanding            4,419,431   4,361,641  4,404,518  4,346,768

Earnings Per Common Share             $0.32       $0.33      $1.33      $1.40





 FULLY-DILUTED                        Three Months Ended    Nine Months Ended
EARNINGS PER SHARE                        September 30,        September 30,
                                       1997        1996       1997       1996

Net Income                           $1,487      $1,518     $6,057     $6,311
Less: Dividend Requirement
     on Preferred Stock                  69          67        207        205
Net Income Applicable
    to Common Stock                  $1,418      $1,451     $5,850     $6,106

Average Number of Common
    Shares Outstanding            4,540,774   4,470,103  4,525,861  4,457,989

Earnings Per Common Share             $0.31       $0.32      $1.29      $1.37



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share     Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.



                                    SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Unitil Corporation
                                                     (Registrant)




Date:  November 13, 1997                         /s/   Gail A. Siart
					        Gail A. Siart, Treasurer
					       and Chief Financial Officer

                                              (Gail A. Siart is the Principal
                                               Financial Officer and has been
                                               duly authorized to sign on
                                               behalf of the registrant.)