Form 10-K
period 1997-12-31
UNITIL CORP
filed 1998-03-31
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF  1934
        For the fiscal year ended December 31, 1997
                          OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-8858
                   UNITIL CORPORATION
    (Exact name of registrant as specified in its charter)

     New Hampshire                                           02-0381573
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     6 Liberty Lane West, Hampton, New Hampshire             03842-1720
     (Address of principal executive offices                 (Zip Code)

      Registrant's telephone number, including area code:  (603) 772-0775

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

Based on the closing price of March 1, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was $115,457,000.

The number of common shares outstanding of the registrant was 4,483,767 as of March 1, 1998.
Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 16, 1998, are incorporated by reference into
Part III of this Report.

UNITIL CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 1997
Table of Contents

Item                     Description                                  Page

PART I
1.	Business
           The Unitil System           .........................        2
           Utility Operations ..................................        2
           Rates and Regulation    .................................    3
           Electric Utility Industry Restructuring and Competition..    5
           Gas Utility Industry Restructuring and Competition....       7
           Electric Power Supply   .................................    8
           Gas Supply      ........................................... 10
           Environmental Matters   ..................................  10
           Capital Requirements    ..................................  11
           Financing Activities    ..............................      11
           Employees       ........................................... 11
           Executive Officers of the Registrant    .............       12
2.      Properties      ..........................................     13
3.      Legal Proceedings       ...................................... 14
4.      Submission of Matters to a Vote of Securities Holders ........ 14

PART II

5.      Market for Registrant's Common Equity and Related Stockholder
        Matters   ..............................                       15
6.      Selected Financial Data ................................       16
7.      Management's Discussion and Analysis of Financial Condition
        and Results of Operations  ..........                          17
8.      Financial Statements and Supplementary Data    ...........     26
9.	Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure .........                             46

PART III

10.     Directors and Executive Officers of the Registrant.........    47
11.     Executive Compensation  ................................       47
12.     Security Ownership of Certain Beneficial Owners and Management 47
13.     Certain Relationships and Related Transactions ............    47

PART IV

14.	Exhibits, Financial Statement Schedules and Reports on
        Form 8-K        ...........................................    48
        Signatures      .....................................          55
        Schedule VIII  Valuation and Qualifying Accounts and Reserves..57

Exhibit 4.22 Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.
Exhibit 10.1 Labor Agreement between Concord Electric Company and The International Brotherhood of Electric Workers, Local Union No. 1837
Exhibit 10.3 Labor Agreement between Fitchburg Gas and Electric Light Company and The Brotherhood of Utility Workers, Local Union No.340.
Exhibit 11.1     Computation in Support of Earnings per Share
Exhibit 12.1     Computation in Support of Ratio of Earnings to Fixed Charges
Exhibit 21.1     Subsidiaries of Registrant
Exhibit 27       Financial Data Schedule
Exhibit 99.1     1997 Proxy Statement

PART I

Item 1.  Business.

THE UNITIL SYSTEM
	Unitil Corporation (Unitil or the Company) was incorporated under the laws of the State of New Hampshire in 1984. Unitil is a registered public utility holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act), and is the parent company of the Unitil System. The following companies are wholly owned subsidiaries of Unitil, which together make up the Unitil
        System:
                               State and
 Unitil Corporation            Year of
  Subsidiaries                 Organization       Principal Type of Business

Concord Electric                                  Retail Electric Distribution
Company (CECo)                NH - 1901           Utility

Exeter & Hampton                                  Retail Electric Distribution
Electric Company (E&H)        NH - 1908           Utility

Fitchburg Gas and                                 Retail Electric & Gas
Electric Light Company(FG&E)  MA - 1852           Distribution Utility

Unitil Power Corp.                                Wholesale Electric Power
(Unitil Power)                NH - 1984           Utility

Unitil Realty Corp.
(Unitil Realty)               NH - 1986           Real Estate Management

Unitil Service Corp.
(Unitil Service)              NH - 1984           System Service Company

Unitil Resources, Inc.
(Unitil Resources)            NH - 1993       Energy Marketing and Services


	The Unitil System's principal business is the retail sale and distribution of: electricity and related services in several cities and towns in the seacoast and capital city areas of New Hampshire, and both electricity and gas and related services in north central Massachusetts, through Unitil's three wholly owned retail distribution utility subsidiaries (CECo, E&H and FG&E, collectively referred to as the Retail Distribution Utilities). The Company's wholesale electric power utility subsidiary, Unitil Power Corp., principally provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England region.

	Unitil has three additional wholly owned subsidiaries: Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and Unitil Resources Inc. (Unitil Resources). Unitil Realty owns and manages the Company's corporate office building and property located in Hampton, New Hampshire and leases this facility at cost to Unitil Service under a long-term lease arrangement. Unitil Service provides, at cost, centralized management, administrative, accounting, financial, engineering, information systems, regulatory, planning, procurement, and other services to the Unitil System companies. Unitil Resources is the Company's wholly owned non-utility subsidiary and has been authorized by the Securities and Exchange Commission, pursuant to the rules and regulations of the 1935 Act, to engage in business transactions as a competitive marketer of electricity, gas and other energy commodities in wholesale and retail markets, and to provide energy brokering, consulting and management related services within the United States.

UTILITY OPERATIONS
	CECo is engaged principally in the distribution and sale of electricity at retail to approximately 26,400 customers in the City of Concord, which is the state capitol, and twelve surrounding towns, all in New Hampshire. CECo's service area consists of approximately 240 square miles in the Merrimack River Valley of south central New Hampshire. The service area includes the City of Concord and major portions of the surrounding towns of Bow, Boscawen, Canterbury, Chichester, Epsom, Salisbury and Webster, and limited areas in the towns of Allenstown, Dunbarton, Hopkinton, Loudon and Pembroke.

	 The State of New Hampshire's government operations are located within CECo's service area, including the executive, legislative, judicial branches and offices and facilities for all major state government services. In addition, CECo's service area is a retail trading center for the north central part of the state and has over sixty diversified businesses relating to insurance, printing, electronics, granite, belting, plastic yarns, furniture, machinery, sportswear and lumber. Of CECo's 1997 retail electric revenues, approximately 33% were derived from residential sales, 54% from commercial, government and nonmanufacturing sales, and 13% from industrial/manufacturing sales.

	E&H is engaged principally in the distribution and sale of electricity at retail to approximately 38,400 customers in the towns of Exeter and Hampton and in all or part of sixteen surrounding towns, all in New Hampshire. E&H's service area consists of approximately 168 square miles in southeastern New Hampshire. The service area includes all of the towns of Atkinson, Danville, East Kingston, Exeter, Hampton, Hampton Falls, Kensington, Kingston, Newton, Plaistow, Seabrook, South Hampton and Stratham, and portions of the towns of Derry, Brentwood, Greenland, Hampstead and North Hampton.

	 Commercial and industrial customers served by E&H are quite diversified and include retail stores, shopping centers, motels, farms, restaurants, apple orchards and office buildings, as well as manufacturing firms engaged in the production of sportswear, automobile parts and electronic components. It is estimated that there are over 150,000 daily summer visitors to E&H's territory, which includes several popular resort areas and beaches along the Atlantic Ocean. Of E&H's 1997 retail electric revenues, approximately 47% were derived from residential sales, 43% from commercial and nonmanufacturing sales, 10% from industrial/manufacturing sales.

	FG&E is engaged principally in the distribution and sale of both electricity and natural gas in the City of Fitchburg and several surrounding communities. FG&E's service area encompasses approximately 170 square miles in north central Massachusetts.

 	Electricity is supplied and distributed by FG&E to approximately 27,200 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. FG&E's industrial customers include paper manufacturing and allied products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and allied industries. Of FG&E's 1997 electric revenues, approximately 35% were derived from residential sales, 34% from commercial and nonmanufacturing sales, and 31% from industrial/manufacturing sales.

	Natural gas is supplied and distributed by FG&E to approximately 15,400 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Of FG&E's 1997 gas operating revenues, approximately 52% were derived from residential sales, 24% from commercial sales, 12% from firm sales to industrial customers, and 12% from interruptible sales (which are sales to customers that have agreed to discontinue use of the Company-supplied service temporarily upon notice by the Company, and which customers usually have an alternate fuel capability, e.g., fuel oil, that they can employ during the interruption periods). FG&E's industrial gas revenue is primarily derived from firm sales to paper manufacturing and allied products companies, fabricated metal products manufacturers, rubber and plastics manufacturers, primary iron manufacturers and other miscellaneous industries.

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

	(For details on the Unitil System's Results of Operations see Part II,
        Item 7 herein.)
        (For segment information see Part II, Item 8, Footnote 12 herein.)

RATES AND REGULATION
        The Company is registered with the Securities and Exchange Commission
(SEC) as a holding company under the 1935 Act, and it and its subsidiaries are subject to the provisions of the 1935 Act. Accordingly, the Securities and Exchange Commission (SEC) has jurisdiction over Unitil and its subsidiaries with respect to, among other things, securities issues, sales and acquisitions of securities and utility assets, intercompany loans, services performed by and for affiliated companies, certain accounts and records, and involvement in non utility operations. The Company and its subsidiaries, where applicable, are subject to regulation by the Federal Energy Regulatory Commission (FERC), the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE) with respect to rates, adequacy of service, issuance of securities, accounting and other matters. Unitil Power, as a wholesale utility, is subject to rate regulation by the FERC. Both CECo and E&H,as retail electric utilities in New Hampshire, are subject to rate regulation by the NHPUC, and FG&E is subject to MDTE regulation with respect to gas and electric retail rates, and FERC regulation with respect to New England Power Pool (NEPOOL) interchanges and other wholesale sales of electricity.

Current Rate Regulation--- The revenues of Unitil's Retail Distribution Utilities are collected pursuant to rates on file with the NHPUC, the MDTE and, to a minor extent, the FERC. In general, the Retail Distribution Companies current retail rates are comprised of a base rate component, established during comprehensive base rate cases, and various periodic rate adjustment mechanisms, which track and reconcile particular expense elements with associated collected revenues. The last comprehensive regulatory proceedings to increase base rates for Unitil's Retail Distribution Utilities were in 1985 for CECo, 1984 for FG&E, and 1982 for E&H. The majority of the Unitil System's utility operating revenues are presently collected under various rate adjustment mechanisms, including revenues collected from customers for fuel, purchased power, cost of gas, and demand-side management program costs.

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

	Recent changes in legislation and regulation in Massachusetts has changed the way FG&E provides service to its electric customers. Instead of supplying energy on demand to all its customers, FG&E will deliver energy to its customers on behalf of competitive suppliers and will supply energy to customers who do not choose Standard Offer Service, and to customers whose supplier fails to deliver Default Service. The result of these changes will be the replacement of FG&E's quarterly filed electric fuel charge with:
a) an annually determined Standard Offer Service charge and reconciliation adjustment mechanism; and b) a monthly determined Default Service charge and reconciliation adjustment mechanism both of which are designed to allow FG&E to recover all its power supply costs. In addition FG&E has implemented a Transition Cost Charge and reconciliation adjustment mechanism enabling it to recover all its stranded costs.

	FG&E's gas costs are recovered through a cost of gas adjustment (CGA) mechanism, through which firm gas customers pay the costs incurred for procuring and transporting gas to FG&E's local distribution system for delivery to customers. FG&E gas operations have been incurring FERC-approved transition charges from interstate pipeline suppliers, resulting from the transition to a comprehensive set of new regulations under FERC Order 636. These costs have been recovered directly from FG&E's gas customers through the CGA mechanism, as authorized by the MDTE.

Millstone Unit No. 3 Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% ownership (2.49 MW) in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit. Millstone 3 has been out of service since March 1996, and has been classified as a Category 3 facility by the Nuclear Regulatory Commission (NRC) since June 28, 1996. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. Millstone 3 must receive restart authorization by a vote of the NRC Commissioners prior to resuming power operation.

        The Company can only project when Millstone 3 may be authorized by the NRC to restart, but forecasts received by the Company from the operating majority owner of the facility estimate the unit's restart in mid 1998. During the period that Millstone 3 remains out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E will also incur costs to replace the power that was expected to be generated by the unit. In August 1997, the Company, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown and the associated costs from the operating owner. The arbitration and legal cases are actively proceeding.


	The MDTE, which regulates recovery of the Company's purchased power costs as discussed above, has allowed the Company to collect the increased purchased power expense related to the outage of Millstone 3 from customers on an ongoing basis but has not issued any final rulings relative to the performance or operations of the Company's share of Millstone 3.

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

(For a discussion of utility rates and regulation under a more competitive environment, see the following sections on Electric Utility Industry Restructuring and Competition, and Gas Utility Industry Restructuring and Competition)

ELECTRIC UTILITY INDUSTRY RESTRUCTURING AND COMPETITION

	Regulatory activity in both Massachusetts and New Hampshire has focused on the restructuring of the electric industry and the process of deregulating the retail sale of electric energy. March 1, 1998 was the "Retail Access Date" for Massachusetts consumers, while July 1, 1998 is targeted as "Choice Date" for New Hampshire consumers. Under these restructuring proposals, electricity consumers would be allowed to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution system at regulated rates.

		Unitil has been preparing for the electric industry restructuring by developing transition plans that will move its utility subsidiaries into this new market structure in a way that will ensure fairness in the treatment of the Company's assets and obligations that are dedicated to the current regulated franchises and, at the same time, provide choice for all customers. Simultaneous with this transition process for Unitil's regulated utilities, the Company is moving to position its competitive market subsidiary, Unitil Resources, Inc., to pursue growth areas both within and beyond the Company's traditional franchises in the emerging, competitive electric energy market.

New Hampshire In New Hampshire, House Bill 1392 (now known as "RSA 374-F") was signed into law by the Governor in May, 1996. RSA 374-F establishes principles, standards and a timetable for the New Hampshire Public Utilities Commission (NHPUC) to implement full, open retail electric competition as early as January 1, 1998, but no later than July 1, 1998. The law also directs the NHPUC to set interim access charges for the recovery of above market "stranded" power supply costs and to make a final determination on these access charges within two years of implementation of full competition.

	As required by RSA 374-F, the NHPUC set a procedural schedule for opening up the state to retail competition. After months of hearings, the NHPUC issued its Plan on February 28, 1997: a) requiring all New Hampshire utilities to file restructuring plans for its consideration; b) providing for full recovery of stranded costs by those utilities whose rates were below the New England average (this includes both of Unitil's New Hampshire Retail Operating subsidiaries) and partial recovery of stranded costs by those utilities with rates above the New England average; c) requiring all utilities to file unbundled rates and interim stranded cost recovery charges; and d) prohibiting marketing affiliates of New Hampshire utilities from selling energy on a competitive basis in their service territories and imposing other constraints on their ability to sell energy anywhere in New Hampshire.

	In April, 1997, all of the New Hampshire utilities and several other parties filed for rehearing on many issues resulting from the NHPUC's Plan. In addition, the Public Service Company of New Hampshire (PSNH) filed suit in Federal Court seeking to overturn several of the requirements of the NHPUC's Plan. Unitil and all of the other New Hampshire electric utilities subsequently intervened in the PSNH federal court appeal as party plaintiffs. Ninety days of mediation between PSNH and some of the parties failed to arrive at an acceptable solution and the mediation effort was terminated on September 2, 1997.

	In September, 1997, New Hampshire Governor Shaheen filed a Plan with the NHPUC, designed to put aside all contentious issues, make the Federal Court suit moot and set the framework for bringing competition to the Granite State by July 1, 1998. Several key members of the New Hampshire Legislature supported the Governor's proposal. In addition, the NHPUC began the rehearing process, but limited its efforts to the issues that PSNH took to federal court.

	Several companies, including the Unitil Companies, have begun negotiations with various stakeholders to reach resolution of the many issues left unresolved by the NHPUC in an attempt to revive the process and bring about competition by July 1, 1998. One New Hampshire utility has reached settlement with some of the parties and filed that settlement with the NHPUC for its approval. The Unitil Companies have reached an agreement in principle with several parties and are proceeding to negotiate a detailed settlement to be filed with the NHPUC that could bring about competition by July 1.

The Unitil proposed settlement plan would provide Unitil's retail electric distribution consumers with access to the retail energy supply market in New Hampshire. Under this plan, all of the Company's New Hampshire customers will continue to enjoy Unitil's very competitive electric rates -- among the lowest in New England -- and also will benefit from market competition and the resulting innovation and energy savings. Unitil's settlement plan guarantees all its customers competitive retail delivery prices, open and nondiscriminatory access to competitive electricity suppliers, reliable electric service and comprehensive consumer protection standards. The Company's settlement plan achieves these benefits and safeguards for consumers, while providing for full recovery of Unitil's obligations that were undertaken to serve customers in the Company's New Hampshire franchises, and providing a sensible framework enabling its marketing affiliate to compete anywhere in New Hampshire and ensuring full and fair competition among all competitive suppliers.

	On March 20, 1998, the NHPUC issued Order 22,875 ("the Order") in response to the April 1997 requests for reconsideration and clarification in which it affirms, clarifies and modifies the Plan. This latest order requires all New Hampshire utilities except PSNH to submit a compliance filing by May 1, 1998, in which they will propose their restructuring plans, responding to specific PUC requirements. The Order modifies the Plan by allowing utility marketing affiliates to conduct business in the utility service territory, and allows all affiliates to use the trade name. The Order affirms the Plan by continuing to provide the Unitil Companies with full stranded cost recovery, and requiring them to unbundle their rates, divest their power supply portfolio and mitigate stranded costs to the maximum extent possible.


NH Pilot Program -- In June 1996, the New Hampshire Retail Competition Pilot Program (Pilot Program), mandated by legislation enacted a year earlier, became operational. During the two-year term of the Pilot Program, up to 3% or some 17,000 New Hampshire electric consumers are allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. The Company's subsidiary, Unitil Resources, Inc., began competitive marketing efforts in May 1996, and began making sales in June, 1996. As of March 1, 1998, Unitil Resources, Inc. is marketing energy competitively to over 700 customers outside the Unitil companies' traditional franchise territories under the Pilot Program. The Pilot Program is expected to conclude for the Unitil Companies on June 30, 1998.

Massachusetts In November 1997, the Massachusetts Legislature enacted restructuring legislation (the Act) that, in early December, was signed into law by Governor Cellucci. The Act required all electric utilities that did not have a restructuring plan on file with the MDTE to file a plan by December 31, 1997, and set March 1, 1998 as the date that competition would start for all Massachusetts electricity consumers, the "Retail Access Date". The Act required utilities to provide: a) an estimate and detailed accounting of its total transition costs eligible for recovery; b) a description of its strategies to mitigate its transition costs; c) unbundled prices for distribution, transmission, generation and other services;
d) proposed charges for recovery of transition costs; e) proposed programs for universal service for all customers; f) proposed programs and recovery mechanisms to promote energy conservation and demand side management;
g) procedures for ensuring direct retail access to all generation suppliers; and h) discussions of the impact of the plan on the company's employees and the communities served by the Company. In addition, the Act required all Massachusetts utilities to reduce their rates to all consumers by 10%, effective March 1, 1998.

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E), filed its Restructuring Plan (The Plan) with the MDTE on December 31, 1997. The Plan, which substantially complies with the Act, was conditionally approved by the MDTE in February 1998, and was the subject of an MDTE investigation, including evidentiary hearings that were held in mid-March, which will result in final MDTE approval in the second quarter of 1998.

	As part of The Plan, FG&E has agreed to divest itself of all power supply assets and contracts. The Company has developed and started to implement its divestiture plan with a goal of completing divestiture by year end 1998. Divestiture will place an actual "market value" on these assets thereby enabling the Company to recover all "above-market" or "transition" or "stranded", costs via a non-bypassable Transition Charge approved by the MDTE. The Company included its estimate and a detailed accounting of those costs and a description of its strategies to mitigate them.

	The Plan also provides its customers with choice of supplier on March 1, 1998, unbundled rates (i.e., rates separated into Distribution, Transmission, Generation and Transition components), and a 10 percent discount effective March 1, to be followed by an additional 5 percent discount when divestiture is completed. To ensure universal service so that all consumers may receive electric service, the Plan provides for offering "Standard Offer Service", "Default Service" and "Open Access" to transmission facilities. FG&E's Plan includes a substantial commitment to our environment -- increasing the Company's annual expenditures on energy efficiency programs and providing funding for a state-run renewable resources program. Finally, the Plan includes a discussion as to why there will be no adverse impacts on the Company's employees or the communities we serve.

	Standard Offer Service will be offered to consumers, who choose not to choose a competitive supplier, for up to seven years, from supplies secured by FG&E from the market at no profit to FG&E. The purpose of this service is to provide consumers with a "fixed-price" power supply against which they can measure competitive offers before they are ready to enter the competitive market.

	Default Service will be offered to all consumers who for whatever reason do not receive their power supply from their chosen supplier. This service will be offered at market rates, at no profit to FG&E.

	Open Access guarantees all consumers access to competitive power supplies from any registered supplier, once the supplier delivers the power to the New England transmission grid now controlled by an "Independent System Operator."

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

	In April, 1992 the FERC issued Order 636, which substantially revised the regulation of interstate pipelines. Order 636 mandated, among other things, the unbundling of interstate pipeline sales and transportation services and required pipelines to provide open-access transportation on an equal basis for all gas supplies. This unbundling of services at the interstate pipeline level has changed the historical relationships of the natural gas industry, whereby producers sold to pipelines, pipelines sold to local gas distribution companies (LDCs), such as FG&E, and local distribution companies to end-use customers. Now local gas distribution companies or end-use customers may directly utilize pipeline services for purchases, or simply for the transportation of gas purchased from third parties.

	During 1996, the MDTE ordered all Massachusetts gas distribution utilities to offer "unbundled" gas services to interruptible and special contract customers, as a means of promoting greater retail sales competition. Unbundled service separates the supply and transportation of gas to the city-gate (i.e. the point where the local distribution utility takes gas from the interstate pipeline into its distribution system ) from the delivery of that gas to the customers facility through that distribution system.

		In July 1997, the MDTE directed all Massachusetts gas Local Distribution Companies to form a collaborative with other stakeholders to develop common principles and appropriate regulations by which unbundling by all LDCs might proceed. On September 15, 1997 the Massachusetts Gas Unbundling Collaborative had its first meeting. Since that time, a great deal of effort has been expended toward achieving the MDTE's stated goal. However, a great deal more work needs to be done before the principles and regulations are completed and presented to the MDTE for its review.

		On August 18, 1997 the MDTE further directed FG&E and four other LDCs to file unbundled gas rates for its review to become effective November 1, 1998. The Company is currently engaged in carrying out this directive and plans to file its unbundled rates by April 15, 1998.

                Unlike the electric industry restructuring which will provide all customers with choice of suppliers at the same time, gas industry restructuring appears to be heading towards a multi-year phase in of choice of gas supplier starting November 1, 1998.

	While Unitil's retail gas distribution operations have been, and continue to be, subject to competition from electricity, oil, propane, coal and other fuels, federal and state regulatory changes have created the potential for increased competition among existing and new suppliers or natural gas marketers for retail gas sales. In particular, gas marketers can be expected to seek to provide sales services to end-use customers within FG&E's retail service territory. The Company expects that any third-party sales that are made within its gas service territory, will continue to be delivered over FG&E's local distribution system to customers. Because the company earns its margin on its gas distribution services and not on gas sales, the level of margins for distribution services provided to third parties is currently the same to the Company as if it sold the gas supplies directly to the same end-users. Similar opportunities may exist for the Company to market gas to new or existing retail customers, whether or not located within FG&E's franchise territory. Several gas distribution companies in Massachusetts have proposed that they be allowed to exit the business of the regulated sales of gas to retail customers and remain responsible only for the delivery of gas over their distribution system. These proposals are similar to restructuring proposals on the electric side of the business in that customers will be allowed to choose there own gas supplier. Unitil believes that these proposals, if adopted by the MDTE, will not have a material adverse effect on the Company's gas operations.

ELECTRIC POWER SUPPLY

New England Power Pool --- FG&E, Unitil Power Corp., CECo and E&H are electric utility members of the New England Power Pool (NEPOOL). In addition, Unitil Resources, Inc. also became a member of NEPOOL on March 1, 1997. NEPOOL was formed to assure reliable operation of the bulk power system in the most economic manner for the region. Under the NEPOOL Agreement, to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. NEPOOL is governed by an agreement that is filed with the FERC and its provisions are subject to continuing FERC jurisdiction. The NEPOOL Agreement imposes generating capacity and reserve obligations, provides for the use of major transmission
facilities and payments associated therewith.   The most notable benefits of
NEPOOL are coordinated power system operation in a reliable manner and providing a supportive business environment for the development of a competitive electric marketplace.

	As a result of ongoing legislative and regulatory initiatives which are primarily focused on the deregulation of the generation and supply of electricity and the corresponding development of a competitive market place from which customers could choose their electric energy supplier, the NEPOOL Agreement is being restructured. NEPOOL's membership provisions have been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers, load aggregators and retail customers in states that have enacted retail access statutes. The regional bulk power system will be operated by a new independent corporate entity, so that there will be no opportunity for conflicting financial interests between the system operator and the market-driven participants. Various energy and capacity products will be traded in open, competitive markets, with transmission access and pricing subject to a regional tariff designed to promote competition among power suppliers. The implementation of the capacity markets is expected to begin on April 1, 1998. The implementation of the bid-based energy markets has been delayed by NEPOOL until the fourth quarter of 1998.

Energy Resources --- Effective April 1, 1998, each electric utility's capability responsibility under the NEPOOL Agreement involves carrying an allocated share of New England capacity requirements which is determined for each month based on regional reliability criteria. Unitil Power Corp., the full requirements supplier to CECo and E&H, had a capability responsibility for December, 1997 of 224.01 MW and a corresponding monthly peak demand of
180.99. FG&E's capability responsibility for December, 1997 was 96.37 MW, with a corresponding monthly peak demand of 77.46 MW.

	To meet the needs of CECo and E&H, Unitil Power has contracted for generating capacity and energy and for associated transmission services as needed to meet NEPOOL requirements and to provide a diverse and economical energy supply. Unitil Power's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31,1997, Unitil Power's energy needs were provided by the following fuel sources: nuclear (29%), oil (22%), coal (17%), gas (21%), wood and refuse (4%) , hydro (1%), and system and other (6%).

	FG&E meets its capacity requirements through purchase power contracts and ownership interests in three generating units in which FG&E participates on a tenancy-in-common basis as a nonoperating owner. FG&E's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ending December 31, 1997, FG&E's energy needs, including generation from joint-owned units, were provided from the following fuel sources: oil (23%), wood (29%), hydro (4%), coal (26%) and nuclear, system and other (18%).

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

Fuel --- Oil: Approximately 23% of FG&E's and 22% of Unitil Power's electric power in 1997 was provided by oil-fired units, some of which are owned by FG&E. Most fuel oil used by New England electric utilities is acquired from foreign sources and is subject to interruption and price increases by foreign governments.

	Coal: Approximately 26% of FG&E's and 17% of Unitil Power's 1997 requirements were from coal-burning facilities. The facilities generally purchase their coal under long term supply agreements with prices tied to economic indices. Although coal is stored both on-site and by fuel suppliers, long term interruptions of coal supply may result in limitations in the production of power or fuel switching to oil and thus result in higher energy prices.

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

GAS SUPPLY
	FG&E distributes gas purchased from domestic and Canadian suppliers under long term contracts as well as gas purchased from producers and marketers on the spot market. The following tables summarize actual gas purchases by source of supply and the cost of gas sold for the years 1995 through 1997.

                         Sources of Gas Supply
           (Expressed as percent of total MMBtu of gas purchased)

Natural Gas:                                   1997        1996        1995

    Domestic firm....................... .     82.7%       80.8%       82.3%
    Canadian firm...........................    5.7%        7.0%        5.6%
    Domestic spot market....................   10.5%       10.7%       11.1%
Total natural gas...........................   98.9%       98.5%       99.0%
Supplemental gas.............................   1.1%        1.5%        1.0%
Total gas purchases........................   100.0%      100.0%      100.0%


                          Cost of Gas Sold
                                               1997        1996        1995

Cost of gas purchased and sold per MMBtu......$3.55       $3.95        $3.03
Percent Increase (Decrease) from prior year...10.1%       30.4%       (12.7)%


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

	In 1997, Fitchburg Gas and Electric Light Company completed the majority of work at two former manufactured gas plant (MGP) sites under the requirements of the Massachusetts Contingency Plan (MCP).

	In July, the Logan Street MGP site in Gardner achieved  permanent
closure and was closed-out with the MCP.   This was accomplished  by capping
the site so that exposure to soils was eliminated, and also by placing an "Activities and Use Limitation" on the deed for this site. This limitation informs future buyers of the potential hazards at the site.

	In December 1997, the Company submitted a Phase III report that provides for temporary closure for the majority of the Sawyer Passway
MGP site. This temporary closure allows the Company to monitor the site every five years to determine if a more feasible remediation alternative has been developed. There is a portion of the Sawyer Passway MGP site which still remains open under the MCP rule, but it is expected that this portion will be closed out in 1998.

        The costs of remedial action at these sites is initially funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDTE. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at these sites.

CAPITAL REQUIREMENTS

        Net capital expenditures decreased approximately $4.6 million in 1997 compared to 1996, reflecting spending, in 1996, for the construction of the Company's new corporate headquarters. The Company also received cash payments of $0.9 million and $2 million from the State of New Hampshire in 1996 and 1995, respectively, related to the eminent domain taking of is former corporate headquarters for a highway expansion project.

	In 1998, total capital expenditures are expected to approximate $16.4 million. This projection reflects normal capital expenditures for system expansions, replacements and other improvements.

FINANCING ACTIVITIES

	The change in Cash Flows from Financing Activities in 1997 compared to 1996 reflects a decrease in borrowings due to the repayment of short-term debt. Higher short-term borrowings in 1996 were primarily due to funding of the timing difference (under collection) between payments on fuel, purchased power and purchased gas costs and the corresponding recovery of these costs in revenue billed under periodic cost recovery mechanisms as well as the construction financing of the Company's new corporate headquarters.

  	During the year ended December 31, 1997, Unitil Realty Corporation borrowed $7,500,000 to finance the construction of the Company's new corporate headquarters. No long term debt was issued by any of the Unitil System companies during 1996.

        The Company currently has unsecured committed bank lines for short-term debt aggregating $25,000,000 with four banks for which it pays commitment fees. At December 31, 1997, the unused portion of the committed credit lines outstanding was $7,000,000. The average interest rate on all short-term borrowings were 5.98% and 5.79% during 1997 and 1996, respectively.

EMPLOYEES
	As of December 31, 1997, the Company and its subsidiaries had 313 full-time employees. The Company considers its relationship with its employees to be good and has not experienced any major labor disruptions since the early 1960's.

	There are 124 employees represented by labor unions. In 1995, E&H reached a new three year pact with its employees covered by a collective bargaining agreement which will expire effective May 30, 1998. In 1997, CECo reached a new three year pact with its employees covered by a collective bargaining agreement which will expire effective May 31, 2000. In 1997, FG&E reached a one year pact with its employees covered by collective bargaining agreements which will expire effective April 30, 1998. The agreements provided for discreet salary adjustments, established work practices and provided uniform benefit packages. The Company expects to successfully negotiate new agreements prior to the expiration dates of these contracts.

	The Company and its subsidiaries, where applicable, have in effect funded Retirement Plans and related Trust Agreements providing retirement annuities for participating employees at age 65. The Company's policy is to fund the pension cost accrued (see Note 9 of Notes to Consolidated Financial Statements contained in Part II, Item 8).

EXECUTIVE OFFICERS OF THE REGISTRANT
	The names, ages and positions of all of the executive officers of the Company as of March 1, 1998 are listed below, along with a brief account of their business experience during the past five years. All officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting which is held on the third Thursday in April, or at a special meeting held in lieu thereof. There are no family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Officers of the Company also hold various Director and Officer positions with subsidiary companies.

Name, Age  and Position		Business Experience During Past 5 years

Robert G. Schoenberger, 47       Mr. Schoenberger has been Chairman of the
Chairman of the Board of         Board and Chief Executive Officer of Unitil
Directors and Chief              since 1997. Prior to his employment with
Executive Officer                Unitil, Mr. Schoenberger was President and
                                 Chief Operating Officer at New York Power
                                 Authority (NYPA) from 1993 until 1997. Prior to 1993, Executive Vice President - Finance and Administration, also at NYPA (state owned public power enterprise).

Michael J. Dalton, 57,           Mr. Dalton has been a Director, President and
President and Chief              Chief Operating officer of the Company since
Operating Officer                its incorporation in 1984.

Mark H. Collin, 39,              Mr. Collin was appointed Treasurer and
Treasurer and Secretary          Secretary in January, 1998. Mr. Collin has
and Vice President,              been the system subsidiary Treasurer and
Unitil Service                   Vice President of Unitil Service Corporation
                                 since 1992.

James G. Daly, 40                Mr. Daly has been Senior Vice President of
Senior Vice President            Unitil Service since 1994. Mr. Daly was Vice
Energy Resources                 President of Unitil Service from 1992 to 1994.
Unitil Service

George R. Gantz, 46              Mr. Gantz has been Senior Vice President of
Senior Vice President            Unitil Service since 1994. Mr. Gantz was Vice
Business Development             President of Unitil Service from 1989 to 1994.
Unitil Service




Item 2.  Properties
	CECo's distribution service center building and adjoining administration building, totaling 37,560 square feet of office, warehouse and garage area, are located on land in the City of Concord owned by CECo in fee. CECo's sixteen electric distribution substations constitute 106,400 KVA of capacity for the transformation of electric energy from the 34.5 KV transmission voltage to primary distribution voltage levels. The electric substations are, with one exception, located on land owned by CECo in fee. The sole exception is located on land occupied pursuant to a perpetual easement.

	CECo has in excess of 34 pole miles of 34.5 KV electric transmission facilities located, with minor exceptions, either on land owned by CECo in fee or on land occupied pursuant to perpetual easements. CECo also has a total of approximately 626 pole miles of overhead electric distribution lines and a total of approximately 42 conduit bank miles (113 cable miles) of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by CECo without objection by the owners. In the case of certain distribution lines, CECo owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

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

	E&H has in excess of 68 pole miles of 34.5 KV electric transmission facilities located on land either owned or occupied pursuant to perpetual easements. E&H also has a total of approximately 701 pole miles of overhead electric distribution lines and a total of approximately 81 conduit bank miles of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by E&H without objection by the owners. In the case of certain distribution lines, E&H owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

	Certain physical properties of E&H and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of E&H are outstanding.

        FG&E owns a liquid propane gas (LPG) plant and leases a liquid natural gas (LNG) plant, both of which are located on land owned in fee. The Company has entered into agreements for joint ownership with others of one nuclear and two fossil fuel generating facilities. At December 31, 1997, the electric properties of the Company consisted principally of 69 miles of transmission lines, 16 transmission and distribution substations with a total capacity of 473,525 KVA and 667 miles of distribution lines. Electric transmission facilities (including substations) and steel, cast iron and plastic gas mains owned by the Company are, with minor exceptions, located on land owned by the Company in fee or occupied pursuant to perpetual easements. The Company leases its service building, and its combustion turbine electric peaking generator and LNG facility. (See Business - Electric Power Supply and Gas Supply above for additional information regarding the Company's plants, facilities and gas mains and services.)


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

Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
         Matters

Common Stock Data

Dividends Paid Per Common Share                 1997           1996

1st Quarter                                   $0.335          $0.33
2nd Quarter                                    0.335           0.33
3rd Quarter                                    0.335           0.33
4th Quarter                                    0.335           0.33
The Year                                      $1.34           $1.32

                                1997                          1996
                      High/Ask        Low/Bid       High/Ask        Low/Bid

1st Quarter            21 1/8          18 5/8        24 3/4          20 3/4
2nd Quarter            21 3/8          18 3/4        24 1/4          21 1/8
3rd Quarter            23 3/8          20 3/8        23              20 3/8
4th Quarter            24 5/16         21 1/8        21 1/2          18 1/4


Item 6.  Selected Financial Data

                               1997     1996     1995       1994       1993

Consolidated Statements of
Earnings (000's)
 Operating Income            $15,562   $14,273   $14,225   $13,754    $14,073
 Non-operating
   Expense (Income)              160      (627)      217        64        (50)
 Income Before
  Interest expense            15,402    14,900    14,008    13,690     14,123
 Interest Expense, Net         7,167     6,171     5,639     5,652      6,523

 Net Income                    8,235     8,729     8,369     8,038      7,600
 Dividends on Preferred Stock    276       278       284       291        298
 Net Income Applicable
   to Common Stock            $7,959    $8,451    $8,085    $7,747     $7,302

Balance Sheet Data (000's)
 Utility Plant
   (Original Cost)          $219,475  $207,545  $190,177  $178,777   $171,540
 Total Assets                237,977   232,108   211,702   204,521    201,509
Capitalization and
  Short-term Debt:
 Common Stock Equity         $71,644   $67,974   $63,895   $59,997    $56,234
 Preferred Stock               3,891     3,891     3,999     4,094      4,198
 Long-Term Debt               68,366    62,211    63,505    65,580     57,378
 Total Capitalization       $143,901  $134,076  $131,399  $129,671   $117,810

Capitalization Ratios:
 Common Stock Equity              50%       51%       49%       46%        48%
 Preferred Stock                   3%        3%        3%        3%         3%
 Long-Term & Short-Term Debt      47%       46%       48%       51%        49%

Common Stock Data (000's)
 Shares of Common
   Stock (Year-End)            4,464     4,384     4,330     4,268      4,205
 Shares of Common
   Stock (Average)             4,413     4,354     4,299     4,234      4,181
Per Share Data
 Basic Earnings Per
   Average Share               $1.80     $1.94     $1.88     $1.83       1.75
 Diluted Earnings per Share    $1.76     $1.89     $1.85     $1.80      $1.72
 Dividends Paid Per Share      $1.34     $1.32     $1.28     $1.24      $1.15
 Book Value Per Share         $16.05    $15.50    $14.76    $14.06     $13.37

Electric and Gas Statistics
 Electric Sales - (MWH)    1,491,103 1,523,788 1,401,292 1,358,165  1,303,326
 Customers Served - Year End  92,672    89,865    88,316    86,782     85,383
 Gas Sales -
   (000's of Therms)          23,716    24,508    22,303    23,057     22,763
 Customers Served - Year End  15,372    14,848    14,846    15,012     15,340




Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

EARNINGS AND DIVIDENDS

	Basic earnings per average common share were $1.80 for the year ended December 31, 1997, compared to $1.94 and $1.88 for 1996 and 1995, respectively. The average return on common equity in 1997 was 11.4%. Diluted earnings per share were $1.76, $1.89 and $1.85 for 1997, 1996 and 1995, respectively.

	The decrease of $0.14 in basic earnings per share in 1997, compared to 1996, was due to lower kilowatt-hour and therm sales, and higher interest, depreciation and property tax expenses, offset by lower operation and maintenance expenses.

	Unitil's common stock dividends in 1997 were $1.34 per share, an increase of 1.5% over 1996's annual dividend of $1.32 per share. This annual dividend of $1.34 in 1997 resulted in a payout ratio of 74%. At its January 1998 meeting, the Unitil Board of Directors increased the quarterly dividend rate by an additional 1.5%, resulting in the current effective annualized dividend of $1.36 per share.


ENERGY SALES

	The Unitil System's total electric kilowatt-hour sales decreased by 2.7% in 1997 compared to 1996, primarily due to two factors: 1) the loss of a major industrial customer as further explained below, and 2) a milder winter heating season. The 1997 winter heating season was 12% warmer than the same period in 1996 but about the same as the mild winter in 1995.

	Increased electricity sales for residential and small commercial customers were offset by a decrease in large commercial and industrial sales. Sales to residential customers increased by 1.3% in 1997 compared to 1996 and they were 5.3% higher than 1995 sales. Sales to small commercial customers increased by 1.2% in 1997 compared to 1996 and by 2.1% in the 2 year period from 1995 to 1997. These increases are due to growth and expansion within our utility service territories and healthy regional economic conditions.

	Large commercial and industrial sales in 1997 were depressed by the curtailment of operations by a major industrial customer. Electric energy sales to all large industrial and commercial customers were down 8.5% in 1997 compared to 1996 (exclusive of this customer, sales improved 2.2%). In contrast, 1997 sales to this group of customers were up 11.1% in the 2 year period from 1995 to 1997. The major customer who began operations in February, 1996 and curtailed operations in September, 1996, emerged from bankruptcy and has plans to resume and expand its operations by the end of the third quarter of 1998.

	The following table details total kilowatt-hour sales for the last three years by major customer class:

  KWH SALES (000's)
                                  1997            1996            1995

Residential                     533,907         527,107         507,233
Small Commercial                389,319         384,840         381,292
Large Commercial/Industrial	556,436		608,433		500,945
Other Sales                      11,441          11,635          11,822
     Total KWH Sales          1,491,103       1,532,015       1,401,292


	Total firm therm gas sales decreased 3.2% in 1997 when compared to 1996. The decrease in sales is attributable to significantly milder weather in the first quarter of 1997 as compared to the weather in 1996. Sales to residential and commercial customers, which are most sensitive to weather, decreased by 5.8% and 1.5%, respectively, while sales to industrial customers were up by 2.7%. Total firm therm sales increased 6.3% in the 2 year period from 1995 to 1997.

	The following table details total firm therm gas sales for the last three years by major customer class:

   FIRM THERM GAS SALES (000's)
                                       1997         1996         1995

Residential                          13,038       13,835       12,523
Commercial                            6,628        6,728        6,208
Industrial                            4,050        3,945        3,572
     Total Therm Sales               23,716       24,508       22,303



 GROWTH AND MARKET OPPORTUNITIES

	For each of the three years prior to 1997 the Unitil System was a leader in electric energy sales growth in New England, reflecting the solid economic growth in our markets. Unitil's energy prices are among the lowest in the region, which is a contributing factor to the Company's sales growth.

	Unitil continues to pursue growth and market opportunities. The Company has made investments in brand awareness, operational readiness, and product development and testing. These investments will support our Company's transition and enhance the Company's competitive position as restructuring and deregulation reshape our industry. (See Regulatory Matters discussion, below.)

OPERATING REVENUE

	The following table compares the major components of Operating Revenue for 1997, 1996 and 1995:

  OPERATING REVENUE (000's)
                                      1997         1996         1995

Base Electric Revenue               $48,364      $48,588      $45,458
Fuel & Purchased Power              100,356      100,007       90,558
Conservation Program Costs            1,253        1,101        2,083
     Total Electric Revenue         149,973      149,696      138,099

Base Gas Revenue                      7,421        7,676        7,105
Cost of Gas                          10,126       10,439        8,202
Interruptible Revenue                 2,182        2,990        2,323
     Total Gas Revenue               19,729       21,105       17,630

Other Revenue                            36           45          941
     Total Operating Revenue       $169,738     $170,846     $156,670


	Electric Operating Revenue increased by $0.3 million, or 0.2%, in 1997 compared to 1996. Total electric operating revenue is comprised of electric base revenue, fuel and purchased power revenue and conservation and load management program revenue. Fuel and purchased power revenues are collected from customers through periodic cost recovery adjustment mechanisms. Changes in this component of operating revenue do not affect net income as they normally mirror corresponding changes in fuel and purchased power costs. Conservation and load management program revenue is also collected from customers through periodic cost recovery mechanisms, reflecting underlying changes in conservation and load management program costs.

	Electric base revenue is that portion of electric operating revenue that has a direct impact on net income. In 1997, electric base revenue decreased by approximately $0.2 million when compared to 1996. This 0.5% decrease in electric base revenue was primarily due to lower overall sales volume. 1997 electric base revenue increased by approximately $2.9 million, or 6.4%, when compared to 1995.


	Gas Operating Revenue amounted to approximately 12% of Unitil's total operating revenues and decreased by $1.4 million, or 6.5%, in 1997 compared to 1996. Gas operating revenue is comprised of three components: cost of gas revenue, interruptible revenue and firm gas base revenue. Cost of gas revenue, including interruptible revenue, is collected from customers through the operation of a cost of gas adjustment mechanism. Changes in this component of gas operating revenue does not affect net income as it tracks corresponding changes in gas supply costs.

	Interruptible revenue decreased by $0.8 million in 1997 compared to 1996. This decrease is the result of lower therm sales and lower margins in 1997 as the wholesale price of natural gas approached the price of oil. Margins earned on interruptible gas sales are used to directly lower rates to firm gas customers through the cost of gas adjustment mechanism.

	Firm base gas revenue is that portion of gas operating revenue that has a direct impact on net income. In 1997, firm base gas revenue decreased $0.3 million compared to 1996 due to lower sales volume. 1997 firm base gas revenue increased $0.3 million, or 4.4%, compared to 1995.


	Other Revenue declined from $45,000 in 1996 to $36,000 in 1997. The decrease in Other Revenue from $941,000 in 1995 is the result of the termination of a service agreement between Unitil Resources, Inc. and a principal customer.


OPERATING EXPENSES

	Fuel and Purchased Power expense is the cost of fuel used in electric generation and wholesale energy and capacity purchased to meet the Unitil System's electric energy requirements. Fuel and purchased power expenses (normally recoverable from customers through periodic cost recovery adjustment mechanisms) decreased $0.8 million, or 0.8% in 1997 compared to 1996. The change reflects a decrease in the System's total energy requirements in 1997. The combined power supply portfolio of the Unitil System is comprised of a variety of resources. For 1997, the portfolio was comprised of: 17% owned generation; 61% purchased power from utilities; and 22% purchased power from non-utility generators.


	Gas Purchased for Resale reflects gas purchased and made to supply the System's total gas energy requirements. Purchased Gas is recoverable from customers through the cost of gas adjustment mechanism. Purchased Gas costs decreased by approximately $1.3 million or 9.7% in 1997 as compared to 1996, reflecting a decrease in therms purchased in 1997 and higher wholesale gas prices in 1996. Gas purchased for resale increased by $1.5 million, or 14% in the 2 year period from 1995 to 1997, based on higher wholesale prices and an increase in therms purchased.

		Under Order 636, the Federal Energy Regulatory Commission
(FERC) has allowed gas pipeline suppliers to recover prudently incurred cost resulting from the transition into a deregulated environment. The Company's combination gas and electric utility operating subsidiary has been incurring FERC-approved transition charges from its natural gas pipeline supplier since 1992. Through the end of 1997, the amount of transition costs incurred by the Company totaled approximately $3.1 million. These costs are being recovered directly from gas customers through the cost of gas adjustment mechanism.
On the basis of estimates included in rate filings before the FERC and other publicly available information, the Company currently estimates that it may incur up to an additional $0.3 million of transition costs in future years. The Company expects full recovery of these costs through billings to customers.

	Operation and Maintenance expense, which includes distribution operating costs, conservation and load management program expenditures and the company's share of operating costs related to power production at the generation facilities in which the company has a partial ownership interest, decreased by approximately $0.6 million, or 2.3% in 1997 compared to 1996. The decrease reflects lower distribution operating expenses partially offset by the higher production-related operating costs and an increase in expenses for the Company's restructuring activities and new business initiatives.

	In 1996, Operation and Maintenance expense increased over 1995 by approximately $1.3 million, or 5.6%, primarily due to expenses in 1996 in support of the Company's utility operations, regulatory activities, and new business initiatives.


DEPRECIATION, AMORTIZATION AND TAXES

	Depreciation expense increased $0.7 million, or 9.7%, for 1997 over the prior year due to a higher level of plant in service.

	Amortization of the Cost of Abandoned Properties relates to the abandonment of an investment in the Seabrook Nuclear Power Plant by the Company's Massachusetts retail operating subsidiary. A portion of the former investment in this project is being recovered in rates to electric customers as allowed by the Massachusetts Department of Telecommunications and Energy (formerly known as the Massachusetts Department of Public Utilities).

	Federal and State Income Taxes decreased in 1997 compared to 1996 by $0.5 million. This result reflects lower net income before taxes in 1997.

	Local Property and Other Taxes increased $0.3 million, or 5.9%, in 1997. This increase mainly reflects the annual property tax increases set by local communities.

NON-OPERATING INCOME/EXPENSES

	Non-Operating Income/Expenses in 1997 represent expenses of approximately $0.2 million including expenditures related to the Company's Community Emergency Preparedness Grant programs. In 1996 Non-Operating Income of $0.6 million reflects the one time gain on the sale of the Company's former corporate headquarters.

INTEREST EXPENSE

	Interest Expense, Net increased 16.1% in 1997 over 1996, due to increases in interest rates and long-term borrowings. Long-term debt increased as a result of the construction financing of the Company's new corporate headquarters.



CAPITAL REQUIREMENTS AND LIQUIDITY

	The Unitil System requires capital for the acquisition of property, plant and equipment in order to improve, protect, maintain and expand its electric and gas distribution systems, to develop and market new energy- related products and services and to improve customer service operations and capabilities. The capital necessary to meet these requirements is derived primarily from the Company's retained earnings and through the sale of shares of common stock through the Company's Dividend Reinvestment and Stock Purchase Plans. When internally-generated funds are not available, it is the Company's policy to borrow funds on a short-term basis to meet the capital requirements of its subsidiaries and, when necessary, to repay short-term debt through the sale and issuance of permanent financing.

 	Cash Flows from Operating Activities increased by $9.9 million in 1997 after decreasing by $10.8 million in 1996. In 1997, compared to 1996, $8.3 million of the increase in operating cash flow was the result of a decrease in the timing difference (undercollection) between the payment on fuel, purchased power and purchased gas costs and the corresponding recovery of these costs in revenue billed under periodic cost recovery mechanisms. The balance of the increase reflects other changes in the Company's working capital requirements as detailed in the Consolidated Statements of Cash Flows.

   Operating Activities (000's)           1997         1996        1995
  Net Cash Provided by
     Operating Activities               $16,171       $6,230     $17,018



	Cash Flows from Investing Activities decreased approximately $4.6 million in 1997 compared to 1996, reflecting spending, in 1996, for the construction of the Company's new corporate headquarters. The Company also received cash payments of $0.9 million and $2 million from the State of New Hampshire in 1996 and 1995, respectively, related to the eminent domain taking of is former corporate headquarters for a highway expansion project.

  Investing Activities (000's)            1997         1996        1995
 Net Cash Used in Investing Activities $(13,887)    $(18,484)    $(12,645)


	The change in Cash Flows from Financing Activities in 1997 compared to 1996 reflects a decrease in borrowings due to the repayment of short-term debt. Higher short-term borrowings in 1996 were primarily due to funding of the timing difference (undercollection) between payments on fuel, purchased power and purchased gas costs and the corresponding recovery of these costs in revenue billed under periodic cost recovery mechanisms as well as the construction financing of the Company's new corporate headquarters.

Financing Activities (000's)             1997           1996          1995
Net Cash (Used In) Provided
     by Financing Activities          $(2,850)         $11,759      ($4,785)


	During 1997, the Company raised $1.7 million of additional common equity capital through the issuance of 51,529 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase plans. The Company raised $1.1 million of additional common equity capital in 1996 and $1.0 million of additional equity capital in 1995, through the issuance of 52,081 and 58,457 shares, respectively of common stock in connection with these plans. The Company also issued shares during each of the years from 1995 through 1997 as a result of the exercise of options granted under the Company's Key Employee Stock Option Plan (KESOP). The total number of shares issued under the KESOP plan in 1997, 1996 and 1995 were 28,222 shares, 2,400 shares and 3,291 shares, respectively.

REGULATORY MATTERS

Competition and Restructuring -- Regulatory activity in both Massachusetts and New Hampshire has focused on the restructuring of the electric industry and the process of deregulating the retail sale of electric energy. March 1, 1998 was the "Retail Access Date" for Massachusetts consumers, while July 1, 1998 is targeted as "Choice Date" for New Hampshire consumers. Under these restructuring proposals, electricity consumers would be allowed to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution system at regulated rates.

	In Massachusetts, regulators, gas utilities and other stakeholders have also begun a collaborative effort to develop solutions to the many issues that surround restructuring the local natural gas distribution business. The Massachusetts Department of Telecommunications and Energy (formerly known as the Department of Public Utilities, hereinafter referred to as the MDTE) issued a directive to all gas distribution companies to file unbundled rates to be effective November 1, 1998, the first step in a multi-year phase in of a restructured natural gas industry in Massachusetts.


	Unitil has been preparing for the electric industry restructuring by developing transition plans that will move its utility subsidiaries into this new market structure in a way that will ensure fairness in the treatment of the Company's assets and obligations that are dedicated to the current regulated franchises and, at the same time, provide choice for all customers. Simultaneous with this transition process for Unitil's regulated utilities, the Company is moving to position its competitive market subsidiary, Unitil Resources, Inc., to pursue growth areas both within and beyond the Company's traditional franchises in the emerging, competitive electric energy market.

	Unitil also has been participating in the natural gas collaborative process and is preparing a transition plan to be filed with the MDTE in the second quarter of 1998.

Massachusetts (Electric) In November 1997, the Massachusetts Legislature enacted restructuring legislation (the Act) that, in early December, was signed into law by Governor Cellucci. The Act required all electric utilities that did not have a restructuring plan on file with the MDTE to file a plan by December 31, 1997, and set March 1, 1998 as the date that competition would start for all Massachusetts electricity consumers, the "Retail Access Date". The Act required utilities to provide: a) an estimate and detailed accounting of its total transition costs eligible for recovery; b) a description of its strategies to mitigate its transition costs; c) unbundled prices for distribution, transmission, generation and other services;
d) proposed charges for recovery of transition costs; e) proposed programs for universal service for all customers; f) proposed programs and recovery mechanisms to promote energy conservation and demand side management;
g) procedures for ensuring direct retail access to all generation suppliers; and h) discussions of the impact of the plan on the Company's employees and the communities served by the Company. In addition, the Act required all Massachusetts utilities to reduce their rates to all consumers by 10%, effective March 1, 1998.

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E), filed its Restructuring Plan (The Plan) with the MDTE on December 31, 1997. The Plan, which substantially complies with the Act, was conditionally approved by the MDTE in February 1998, and will be the subject of an MDTE investigation, including evidentiary hearings to be held in mid-March, which will result in final MDTE approval in the second quarter of 1998.

	As part of The Plan, FG&E has agreed to divest itself of all power supply assets and contracts. The Company has developed and started to implement its divestiture plan with a goal of completing divestiture by year end 1998. Divestiture will place an actual "market value" on these assets thereby enabling the Company to recover all "above-market" or "transition" or "stranded", costs via a non-bypassable Transition Charge approved by the MDTE. The Company included its estimate and a detailed accounting of those costs and a description of its strategies to mitigate them.

	The Plan also provides its customers with choice of supplier on March 1, 1998, unbundled rates (i.e., rates separated into Distribution, Transmission, Generation and Transition components), and a 10 percent discount effective March 1, to be followed by an additional 5 percent discount when divestiture is completed. To ensure universal service so that all consumers may receive electric service, the Plan provides for offering "Standard Offer Service", "Default Service" and "Open Access" to transmission facilities. FG&E's Plan includes a substantial commitment to our environment -- increasing the Company's annual expenditures on energy efficiency programs and providing funding for a state-run renewable resources program. Finally, the Plan includes a discussion as to why there will be no adverse impacts on the Company's employees or the communities we serve.

	Standard Offer Service will be offered to consumers who choose not to choose a competitive supplier for up to seven years, from supplies secured by FG&E from the market at no profit to FG&E. The purpose of this service is to provide consumers with a "fixed-price" power supply against which they can measure competitive offers before they are ready to enter the competitive market.

	Default Service will be offered to all consumers who for whatever reason do not receive their power supply from their chosen supplier. This service will be offered at market rates, at no profit to the FG&E.

	Open Access guarantees all consumers access to competitive power supplies from any registered supplier, once the supplier delivers the power to the New England transmission grid now controlled by an "Independent System Operator".

Massachusetts (Gas) In July 1997, the MDTE directed all Massachusetts gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations by which unbundling by all LDCs might proceed. On September 15, 1997 the Massachusetts Gas Unbundling Collaborative had its first meeting. Since that time, a great deal of effort has been expended toward achieving the MDTE's stated goal. However, a great deal more work needs to be done before the principles and regulations are completed and presented to the MDTE for its review.

	On August 18, 1997 the MDTE further directed FG&E and four other LDCs to file unbundled gas rates for its review to become effective November 1, 1998. The Company is currently engaged in carrying out this directive and plans to file its unbundled rates by April 15, 1998.

	Unlike the electric industry restructuring which will provide all customers with choice of suppliers at the same time, gas industry restructuring appears to be heading towards a multi-year phase in of choice of gas supplier starting November 1, 1998.

New Hampshire In New Hampshire, House Bill 1392 (now known as "RSA 374-F") was signed into law by the Governor in May, 1996. RSA 374-F establishes principles, standards and a timetable for the New Hampshire Public Utilities Commission (NHPUC) to implement full, open retail electric competition as early as January 1, 1998, but no later than July 1, 1998. The law also directs the NHPUC to set interim access charges for the recovery of above market "stranded" power supply costs and to make a final determination on these access charges within two years of implementation of full competition.

        As required by RSA 374-F, the NHPUC set a procedural schedule for opening up the state to retail competition. After months of hearings, the NHPUC issued its Plan on February 28, 1997: a) requiring all New Hampshire utilities to file restructuring plans for its consideration; b) providing for full recovery of stranded costs by those utilities whose rates were below the New England average (this includes both of Unitil's New Hampshire Retail Operating subsidiaries) and partial recovery of stranded costs by those utilities with rates above the New England average; c) requiring all utilities to file unbundled rates and interim stranded cost recovery charges; and d) prohibiting marketing affiliates of New Hampshire utilities from selling energy on a competitive basis in their service territories and imposing other constraints on their ability to sell energy anywhere in New Hampshire.

	In April, 1997, all of the New Hampshire utilities and several other parties filed for rehearing on many issues resulting from the NHPUC's Plan. In addition, the Public Service Company of New Hampshire (PSNH) filed suit in Federal Court seeking to overturn several of the requirements of the NHPUC's Plan. Unitil and all of the other New Hampshire electric utilities subsequently intervened in the PSNH federal court appeal as party plaintiffs. Ninety days of mediation between PSNH and some of the parties failed to arrive at an acceptable solution and the mediation effort was terminated on September 2, 1997.

	In September, 1997, New Hampshire Governor Shaheen filed a Plan with the NHPUC, designed to put aside all contentious issues, make the Federal Court suit moot and set the framework for bringing competition to the Granite State by July 1, 1998. Several key members of the New Hampshire Legislature supported the Governors proposal. In addition, the NHPUC began the rehearing process, but limited its efforts to the issues that PSNH took to federal court.

        Several companies, including the Unitil Companies, have begun negotiations with various stakeholders to reach resolution of the many issues left unresolved by the NHPUC in an attempt to revive the process and bring about competition by July 1, 1998. One New Hampshire utility has reached settlement with some of the parties and filed that settlement with the NHPUC for its approval. The Unitil Companies have reached an agreement in principle with several parties and are proceeding to negotiate a detailed settlement to be filed with the NHPUC that could bring about competition by July 1.

The Unitil proposed settlement plan would provide Unitil's retail electric distribution consumers with access to the retail energy supply market in New Hampshire. Under this plan, all of the Company's New Hampshire customers will continue to enjoy Unitil's very competitive electric rates -- among the lowest in New England -- and also will benefit from market competition and the resulting innovation and energy savings. Unitil's settlement plan guarantees all its customers competitive retail delivery prices, open and nondiscriminatory access to competitive electricity suppliers, reliable electric service and comprehensive consumer protection standards. The Company's settlement plan achieves these benefits and safeguards for consumers, while providing for full recovery of Unitil's obligations that were undertaken to serve customers in the Company's New Hampshire franchises, and while providing a sensible framework enabling its marketing affiliate to compete anywhere in New Hampshire and ensuring full and fair competition among all competitive suppliers.

NH Pilot Program -- In June 1996, the New Hampshire Retail Competition Pilot Program (Pilot Program), mandated by legislation enacted a year earlier, became operational. During the two-year term of the Pilot Program, up to 3% or some 17,000 New Hampshire electric consumers are allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. The Company's subsidiary, Unitil Resources, Inc., began competitive marketing efforts in May 1996, and began making sales in June, 1996. The Pilot Program is expected to conclude for the Unitil Companies on June 30, 1998.

Rate Cases The last comprehensive regulatory proceedings to increase base rates for Unitil's three retail operating subsidiaries occurred in 1985 for Concord Electric Company, 1984 for Fitchburg Gas and Electric Light Company and 1982 for Exeter & Hampton Electric Company. A majority of the System's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas and energy efficiency program cost recovery mechanisms. Restructuring will change the methods of how certain costs are recovered from customers and from suppliers. Transition costs ( aka "stranded costs"), Standard Offer Service and Default Service power supply costs, internal and external transmission service costs and energy efficiency and renewable energy program costs are expected to be recovered via fully reconciling rate adjustment mechanisms.

Millstone Unit No. 3 Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% ownership (2.49 MW) in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit. Millstone 3 has been out of service since March 1996, and has been classified as a Category 3 facility by the Nuclear Regulatory Commission (NRC) since June 28, 1996. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. Millstone 3 must receive restart authorization by a vote of the NRC Commissioners prior to resuming power operation.

	The Company can only project when Millstone 3 may be authorized by the NRC to restart, but forecasts the unit's restart in mid 1998. During the period that Millstone 3 remains out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E will also incur costs to replace the power that was expected to be generated by the unit. In August 1997, the Company, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown and the associated costs. The arbitration and legal cases are actively proceeding.

ENVIRONMENTAL ISSUES

	In 1997, Fitchburg Gas and Electric Light Company completed the majority of work at two former manufactured gas plant (MGP) sites under the requirements of the Massachusetts Contingency Plan (MCP).

	In July, the Logan Street MGP site in Gardner achieved  permanent
closure and was closed-out with the MCP.   This was accomplished  by capping
the site so that exposure to soils was eliminated, and also by placing an "Activities and Use Limitation" on the deed for this site. This limitation informs future buyers of the potential hazards at the site.

	In December 1997, the Company submitted a Phase III report that provides for temporary closure for the majority of the Sawyer Passway MGP site. This temporary closure allows the Company to monitor the site every five years to determine if a more feasible remediation alternative has been developed. There is a portion of the Sawyer Passway MGP site which still remains open under the MCP rule, but it is expected that this portion will be closed out in 1998.

	The costs of remedial action at these sites is initially funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDTE. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at these sites.


YEAR 2000

	The Company has conducted a preliminary evaluation of the Company's computer systems to determine if the software that the Company currently uses is "Year 2000" compliant. Certain of the software applications currently in use by the company are certified to be Year 2000 compliant by the software vendors from whom the applications were purchased.

	Certain other software applications currently in use by the Company are not Year 2000 compliant. The company has made plans to replace or upgrade those applications which are not Year 2000 compliant before January 1, 2000. The Company is conducting surveys and compiling cost estimates of the effort involved to perform those replacements and upgrades. Currently, Management believes the cost to bring all of its software applications into Year 2000 compliance will not have a material adverse effect on the Company's results of operations, and involves a Capital outlay of approximately $0.2 million to $0.5 million.

NEW ACCOUNTING STANDARD

	During 1997, the Company adopted Statement of Financial Standards
(SFAS) No. 128, "Earnings per Share." This Statement supersedes all previous accounting pronouncements regarding the reporting of earnings per share data and requires the presentation of basic and diluted earnings per share information by all publicly traded entities. The adoption of this reporting standard by the Company is effective with the reporting years presented in the financial statements.

FORWARD-LOOKING INFORMATION
	This report contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to; variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.


Item 8.  Financial Statements and Supplemental Data


Report of Independent Certified Public Accountants


To the Shareholders of Unitil Corporation:

	We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Unitil Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

	We have also audited Schedule VIII of Unitil Corporation and subsidiaries as of December 31, 1997 and for the three years then ended included in Part IV Item 14(a)(2). In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Boston, Massachusetts
February 10, 1998



CONSOLIDATED BALANCE SHEETS (000's)


               ASSETS

December 31,                                    1997              1996

Utility Plant:
     Electric                                  $166,636         $157,875
     Gas                                         30,473           28,729
     Common                                      19,689           18,780
     Construction Work in Progress                2,677            2,161
      Utility Plant                             219,475          207,545
      Less: Accumulated Depreciation             68,360           63,787
           Net Utility Plant                    151,115          143,758

Other Property & Investments                         42               42


Current Assets:
     Cash                                         2,337            2,903
     Accounts Receivable - Less Allowance for
        Doubtful Accounts of $653 and $660       16,890           16,383
     Materials and Supplies                       2,663            2,479
     Prepayments                                    434              481
     Accrued Revenue                              6,796            8,859
          Total Current Assets                   29,120           31,105


Deferred Assets:
      Debt Issuance Costs                           918              829
      Cost of Abandoned Properties               23,885           25,432
      Prepaid Pension Costs                       8,120            7,348
      Other Deferred Assets                      24,777           23,594
          Total Deferred Assets                  57,700           57,203

          TOTAL                                $237,977         $232,108


(The accompanying Notes are an integral part of these statements.)


CONSOLIDATED BALANCE SHEETS (Cont.) (000's)


       CAPITALIZATION AND LIABILITIES

December 31,                                    1997              1996

Capitalization:
     Common Stock Equity                      $71,644            $67,974
     Preferred Stock, Non-Redeemable,
        Non-Cumulative                            225                225
     Preferred Stock, Redeemable, Cumulative    3,666              3,666
     Long-Term Debt, Less Current Portion      63,896             60,917
          Total Capitalization                139,431            132,782

Capitalized Leases, Less Current Portion        4,733              4,630

Current Liabilities:
     Long-Term Debt, Current Portion            4,470              1,294
     Capitalized Leases, Current Portion          883              1,000
     Accounts Payable                          14,734             15,104
     Short-Term Debt                           18,000             21,400
     Dividends Declared and Payable               212                191
     Refundable Customer Deposits               2,187              1,585
     Taxes (Refundable)                          (554)              (147)
     Interest Payable                           1,087              1,484
     Other Current Liabilities                  2,635              2,044
          Total Current Liabilities            43,654             43,955

Deferred Liabilities:
     Investment Tax Credits                     1,437              1,610
     Other Deferred Liabilities                 7,864              8,489
          Total Deferred Liabilities            9,301             10,099

Deferred Income Taxes                          40,858             40,642


  TOTAL                                      $237,977           $232,108


(The accompanying Notes are an integral part of these statements.)


CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)


Year Ended December 31,               1997           1996          1995

Operating Revenues:
     Electric                      $149,973        $149,696      $138,099
     Gas                             19,729          21,105        17,630
     Other                               36              45           941
          Total Operating Revenues  169,738         170,846       156,670

Operating Expenses:
     Fuel and Purchased Power        99,974         100,768        92,346
     Gas Purchased for Resale        12,032          13,323        10,523
     Operation and Maintenance       23,550          24,110        22,824
     Depreciation                     7,631           6,954         6,315
     Amortization of Abandoned
         Properties                   1,547           1,822         1,518
     Provisions for Taxes:
        Local Property and Other      5,276           4,983         4,784
        Federal and State Income      4,166           4,613         4,135
          Total Operating Expenses  154,176         156,573       142,445
Operating Income                     15,562          14,273        14,225
    Non-Operating Expenses (Income)     160            (627)          217
Income Before Interest Expense       15,402          14,900        14,008
    Interest Expense, Net             7,167           6,171         5,639
Net Income                            8,235           8,729         8,369
     Less Dividends on
          Preferred Stock               276             278           284
Net Income Applicable to
          Common Stock               $7,959          $8,451        $8,085

Average Common Shares Outstanding 4,412,869       4,354,297     4,298,752

 Basic Earnings Per Share             $1.80           $1.94         $1.88

Diluted Earnings Per Share            $1.76           $1.89         $1.85


(The accompanying Notes are an integral part of these statements.)



CONSOLIDATED STATEMENTS OF CAPITALIZATION (000's)


December 31,                                    1997            1996

Common Stock Equity
  Common Stock, No Par Value
      (Authorized - 8,000,000 shares;
      Outstanding - 4,463,816 and
      4,384,065 Shares)                     $35,653         $33,984
  Stock Options                               1,452           1,506
  Retained Earnings                          34,539          32,484
      Total Common Stock Equity              71,644          67,974

Preferred Stock
  CECo Preferred Stock, Non-Redeemable,
      Non-Cumulative:                           225             225
      6% Series, $100 Par Value
  CECo Preferred Stock, Redeemable,
      Cumulative:                               215             215
      8.70% Series, $100 Par Value
  E&H Preferred Stock, Redeemable,
      Cumulative:
      5% Series, $100 Par Value                  91              91
      6% Series, $100 Par Value                 168             168
      8.75% Series, $100 Par Value              344             344
      8.25% Series, $100 Par Value              406             406
  FG&E Preferred Stock, Redeemable,
      Cumulative:
      5.125% Series, $100 Par Value           1,035           1,035
      8% Series, $100 Par Value               1,407           1,407
      Total Preferred Stock                   3,891           3,891

Long-Term Debt
  CECo First Mortgage Bonds:
    Series C, 6.75%, Due January 15, 1998     1,520           1,552
    Series H, 9.43%, Due September 1, 2003    5,200           5,850
    Series I, 8.49%, Due October 14, 2024     6,000           6,000
  E&H First Mortgage Bonds:
    Series E, 6.75%, Due January 15, 1998	498		504
    Series H, 8.50%, Due December 15, 2002	700		805
    Series J, 9.43%, Due September 1, 2003    4,000           4,500
    Series K, 8.49%, Due October 14, 2024     9,000           9,000
  FG&E Long-term Notes:
    Twelve year Notes, 8.55%,
        Due March 31, 2004                   15,000          15,000
    Thirty year Notes, 6.75%,
        Due November 30, 2023                19,000          19,000
Unitil Realty Corp. Senior Secured Notes:
     8.00% Notes Due August 1, 2017           7,448
        Total Long-Term Debt                 68,366          62,211
    Less:  Long-Term Debt, Current Portion    4,470           1,294
        Total Long-Term Debt,
            Less Current Portion             63,896          60,917
Total Capitalization                       $139,431        $132,782



(The accompanying Notes are an integral part of these statements.)




CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)

Year Ended December 31,                   1997          1996        1995

Cash Flows From Operating Activities:
     Net Income                          $8,235        $8,729      $8,369
     Adjustments to Reconcile
     Net Income to Net Cash Provided
     by Operating Activities:
       Depreciation and Amortization      9,178         8,776       7,833
       Deferred Taxes                       660           458        (315)
       Amortization of Investment
          Tax Credit                       (172)         (194)       (202)
       Amortization of Debt Issuance Costs   60            56          72
       Provision for Doubtful Accounts      853           912         889
       (Gain) Loss on Taking of
          Land and Building                 ----         (875)        141
     Changes in Assets and Liabilities:
        (Increase) Decrease In:
          Accounts Receivable            (1,359)       (2,363)     (2,539)
          Materials and Supplies           (184)         (203)       (186)
          Prepayments and Prepaid
             Pension                       (725)         (705)       (913)
          Accrued Revenue                 2,063        (6,281)       (286)
       Increase (Decrease) In:
          Accounts Payable                 (370)          539       2,074
          Refundable Customer Deposits      602        (1,629)        731
          Taxes and Interest Payable       (804)         (306)        612
          Other, Net                     (1,866)         (684)        738
             Net Cash Provided by
                Operating Activities     16,171         6,230      17,018

Cash Flows From Investing Activities:
     Acquisition of Property,
        Plant & Equipment               (13,887)      (19,359)    (14,645)
     Proceeds from Taking of
        Land & Building                    ----           875      $2,000
             Net Cash Used in
                Investing Activities    (13,887)      (18,484)    (12,645)

Cash Flows from Financing Activities:
     (Repayment of) Proceeds
        From Short-Term Debt             (3,400)       18,700       2,700
     Proceeds From Issuance of
        Long-Term Debt                    7,500         ----         ----
     Repayment of Long-Term Debt         (1,345)       (1,294)     (2,075)
     Dividends Paid                      (6,159)       (5,998)     (5,760)
     Issuance of Common Stock             1,669         1,162       1,070
     Retirement of Preferred Stock        ----           (108)        (95)
     Repayment of Capital
        Lease Obligations                (1,115)         (703)       (625)
             Net Cash (Used In)
                Provided by Financing
                Activities               (2,850)       11,759      (4,785)
Net Decrease in Cash                       (566)         (495)       (412)
Cash at Beginning of Year                 2,903         3,398       3,810
Cash at End of Year                      $2,337        $2,903      $3,398
Supplemental Cash Flow Information:
     Interest  Paid                      $7,531        $6,133      $5,943
     Federal Income Taxes Paid           $3,340        $3,982      $3,435
  Non-Cash Financing Activities:
     Capital Leases Incurred             $1,057        $1,858      $1,263


(The accompanying Notes are an integral part of these statements.)



CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY (000's)
                                            Deferred
                                  Common    Stock Option  Retained
                                  Shares    Plan          Earnings   Total

Balance at January 1, 1995       $31,752      $1,062       $27,183   $59,997
Net Income for 1995                                          8,369     8,369
Dividends on preferred shares                                 (284)     (284)
Dividends on common shares -
at an annual rate of $1.28
   per share                                                (5,495)   (5,495)
Stock Option Plan                                248                     248
Exercised stock options -
    3,291 shares                      61         (11)                     50
Issuance of 58,457
    common shares (a)              1,009                               1,009

Balance at December 31, 1995      32,822       1,299        29,773    63,894
Net Income for 1996                                          8,729     8,729
Dividends on preferred shares                                 (278)     (278)
Dividends on common shares -
at an annual rate of $1.32 per share                        (5,740)   (5,740)
Stock Option Plan                                237                     237
Exercised stock options -
   2,400 shares                       50         (30)                     20
Issuance of 52,081
   common shares (a)               1,112                               1,112

Balance at December 31, 1996      33,984       1,506        32,484    67,974
Net Income for 1997                                          8,235     8,235
Dividends on preferred shares                                 (276)     (276)
Dividends on common shares -
   at an annual rate of $1.34 per share                     (5,904)   (5,904)
Stock Option Plan                                330                     330
Exercised stock options -
   28,222 shares                     626        (384)                    242
Issuance of 51,529 common
   shares (a)                      1,043                               1,043
Balance at December 31, 1997     $35,653      $1,452       $34,539   $71,644



	(a)	Shares sold and issued in connection with the Company's
                 Dividend Reinvestment and Stock Purchase Plan and Employee 401(k) Tax Deferred Savings and Investment Plan (See Note 2).

(The accompanying Notes are an integral part of these statements.)


Note 1: Summary of Significant Accounting Policies

Nature of Operations -- Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act), and is the parent of the Unitil System. The following companies are wholly owned subsidiaries of Unitil: Concord Electric Company
(CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (UPC), Unitil Realty Corp. (URC), Unitil Service Corp. (USC), and Unitil Resources, Inc. (URI).

Unitil's principal business is the retail sale and distribution of electricity in New Hampshire and both electric and gas services in Massachusetts through its retail distribution subsidiaries CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, principally provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England region. URI is engaged in business transactions as a competitive marketer of electricity. Finally, URC and USC provide centralized operations to support the Unitil System.

With respect to rates and accounting practices, CECo and E&H are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy
(MDTE) (formerly known as the Massachusetts Department of Public Utilities), and UPC is regulated by the Federal Energy Regulatory Commission (FERC). Unitil conforms with generally accepted accounting principles, as applied to regulated public utilities, and with the accounting requirements and ratemaking authorities having jurisdiction.

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

Depreciation --- Depreciation provisions for the Company's utility operating subsidiaries are determined on a group straight-line basis. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year:
1997 -  3.45 percent; 1996 - 3.45 percent; and 1995 - 3.48 percent.

Amortization of Abandoned Properties --- FG&E is recovering a portion of its former investment in the Seabrook Nuclear Power Plant in rates to its customers through a Seabrook Amortization Surcharge as ordered by the MDTE.

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

New Accounting Standard --- During 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." This Statement supersedes all previous accounting pronouncements regarding the reporting of earnings per share data and requires the presentation of basic and diluted earnings per share information by all publicly traded entities. The adoption of this reporting standard by the Company is effective with the reporting years presented in the financial statements.

Reclassifications --- Reclassifications are made periodically to amounts previously reported to conform with current year presentation.

Note 2: Common Stock

New Shares Issued --- During 1997, the Company raised $1,042,974 of additional common equity capital through the issuance of 51,529 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan and Employee 401(k) Tax Deferred Savings and Investment Plan. The Dividend Reinvestment and Stock Purchase Plan provides participants in the plan a method for investing cash dividends on the Company's Common Stock and cash payments in additional shares of the Company's Common Stock. The Employee 401(k) Tax Deferred Savings and Investment Plan is described in
Note 9 below. In 1996, the Company raised $1,111,261 of additional common equity capital through the issuance of 52,081 shares of common stock in connection with these plans.

	The Company maintains a Key Employee Stock Option Plan (KESOP), which provides for the granting of options to key employees. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Board of Directors, subject to plan limitations. All options granted under the KESOP vest upon grant. No option can be issued under the current plan after 1999. The plan provides options and dividend equivalents on options granted, which are recorded at fair value as compensation expense. The total compensation expenses recorded by the Company with respect to this plan were $330,098, $237,044 and $248,127 for the years ended December 31, 1997, 1996 and 1995, respectively.

Share Option Activity of the KESOP is presented in the following table:

                                     1997           1996            1995
Beginning Options Outstanding
     & Exercisable                 182,495        173,362         147,981
Options Granted                     25,000          1,000          17,000
Dividend Equivalents Earned         12,092         10,533          11,672
Options Exercised                  (28,222)        (2,400)         (3,291)
Options Canceled                     ---             ---             ---
Ending Options Outstanding
     & Exercisable                 191,365        182,495         173,362

Range of Option Exercise
     Price per Share            $12.11-$18.28   $12.11-$18.28   $12.11-$14.93


            The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," and recognizes compensation costs at fair value.

	The weighted average fair value per share of options granted during 1997, 1996 and 1995 was $3.21, $3.23 and $2.57, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                         1997    1996    1995
Expected Life (Years)                       2       3       4
Interest Rate                             6.0%    6.0%    6.0%
Volatility                               19.5%   19.4%   19.4%
Dividend Yield                            5.5%    6.6%    6.6%

Restrictions on Retained Earnings ---Unitil Corporation has no restriction on the payment of common dividends from retained earnings. Its three retail distribution subsidiaries do have restrictions. Under the terms of the First Mortgage Bond Indentures, CECo and E&H had $5,616,373 and $8,315,152, respectively, available for the payment of cash dividends on their common stock at December 31, 1997. Under the terms of long-term debt Purchase Agreements, FG&E had $15,527,069 of retained earnings available for the payment of cash dividends on its common stock at December 31, 1997.

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

	The aggregate purchases of Redeemable Cumulative Preferred Stock during 1997, 1996 and 1995 were: 1997 - $0; 1996 - $108,000; and
1995 - $94,700. The aggregate amount of sinking fund requirements of the Redeemable Cumulative Preferred Stock for each of the five years following 1997 are $206,000 per year.

Note 4: Long-Term Debt


	Certain of the Company's long-term debt agreements contain provisions which, among other things, limit the incurring of additional long-term debt.

        Total sinking fund payments relating to long-term debt amounted to $1,294,000 and $1,294,000 in 1997 and 1996, respectively.

	The aggregate amount of sinking fund requirements and normal scheduled redemptions for each of the five years following 1997 are:
1998 - $4,469,795; 1999 - $2,466,307; 2000 - $2,480,940; 2001 - $5,146,788,
and 2002 - $5,663,951.

	The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In management's opinion, the carrying value of the debt approximated its fair value at December 31, 1997 and 1996.

Note 5: Credit Arrangements

	At December 31, 1997, the Company had unsecured committed bank lines for short-term debt aggregating $25,000,000 with four banks for which it pays commitment fees. At December 31, 1997, the unused portion of the committed credit lines outstanding was $7,000,000. The average interest rates on all short-term borrowings were 5.98% and 5.79% during 1997 and 1996, respectively.


Note 6: Leases

	The Company's subsidiaries conduct a portion of their operations in leased facilities and also lease some of their machinery and office equipment. FG&E has a facility lease for twenty-two years which began in February 1981. The lease allows five, five-year renewal periods at the option of FG&E. The equipment leases include a twenty-five-year lease, which began on April 1, 1973, for a combustion turbine and a liquefied natural gas storage and vaporization facility. In addition, Unitil's subsidiaries lease some equipment under operating leases.

	The following is a schedule of the leased property under capital leases by major classes:

                                               Asset Balances at
                                                  December 31,
Classes of Utility Plant (000's)	      1997	      1996
Electric                                     $2,054          $2,054
Gas                                             726             726
Common                                        6,420           5,823
Gross Plant                                   9,200           8,603
Less:  Accumulated Depreciation               3,584           2,973
Net Plant                                    $5,616          $5,630

	The following is a schedule by years of future minimum lease payments and present value of net minimum lease payments under capital and operating leases as of December 31, 1997:

Year Ending December 31, (000's)            Capital         Operating
 1998                                        $1,641               $12
 1999                                         1,539
 2000                                         1,299
 2001                                           951
 2002                                           775
 2003 - 2007                                  1,982
Total Minimum Lease Payments                 $8,187               $12
Less: Amount Representing Interest            2,571
Present Value of Net Minimum Lease Payments  $5,616


	Total rental expense charged to operations for the years ended December 31, 1997, 1996 and 1995 amounted to $110,000, $161,000; and $447,000, respectively.



Note 7: Income Taxes

Federal Income Taxes were provided for the following items for the years ended December 31, 1997, 1996 and 1995, respectively:

                                                 1997    1996    1995
Current Federal Tax Provision (000's):
   Operating Income                             $2,999  $3,658  $3,960
   Amortization of Investment Tax Credits         (172)   (194)   (202)
     Total Current Federal Tax Provision         2,827   3,464   3,758

Deferred Federal Tax Provision (000's):
   Accelerated Tax Depreciation                    500     603     545
   Abandoned Properties                           (589)   (655)   (579)
   Allowance for Funds Used During Construction
     ("AFUDC") and Overheads                       (65)    (72)    (73)
   Post Retirement Benefits Other Than Pensions    (33)    (20)    (20)
   Remediation                                     112     ---     ---
   Deferred Maintenance Cost and Other             251    (175)    (86)
   Percentage Repair Allowance                     108     124     107
   Deferred Advances                                52     304    (482)
   Deferred Pensions                               237     212     289
     Total Deferred Federal Tax Provision          573     321    (299)
           Total Federal Tax Provision          $3,400  $3,785  $3,459


The components of the Federal and State income tax provisions reflected in the accompanying consolidated statements of earnings for the years ended December 31, 1997, 1996 and 1995 were as follows:
                                                  1997    1996   1995
Federal (000's):
    Current                                     $2,999   $3,658  $3,960
    Deferred                                       573      321    (299)
    Amortization of Investment Tax Credits        (172)    (194)   (202)
       Total Federal Tax Provision               3,400    3,785   3,459

State (000's):
    Current                                        679      691     692
    Deferred                                        87      137     (16)
       Total State Tax Provision                   766      828     676

Total Provision for Federal and State
            Income Taxes (000's)                $4,166   $4,613  $4,135





The differences between the Company's provisions for Federal Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

Year Ended December 31,                           1997    1996    1995
Statutory Federal Income Tax Rate                  34%     34%     34%
Income Tax Effects of:
   Investment Tax Credits                          (1)     (1)     (1)
   Donation of Appreciated Land                    ---     ---     (1)
   Abandoned Property                              (5)     (5)     (5)
   Other, Net                                       1       2       2
Effective Federal Income Tax Rate                  29%     30%     29%


        Temporary differences which gave rise to deferred tax assets and liabilities are shown below:

	Deferred Income Taxes for the Year Ended December 31,
(000's)                                              1997       1996
Accelerated Depreciation                           $24,625    $24,374
Abandoned Property                                   9,098      9,688
Contributions in Aid to Construction                (2,750)    (2,811)
Percentage Repair Allowance                          1,792      1,693
Cathodic Protection                                    372        349
Retirement Loss                                      1,823      1,526
Deferred Pensions                                    2,758      2,518
AFUDC                                                   45         62
Overheads                                              249        301
KESOP                                                 (544)      (535)
Bad Debts                                             (246)      (249)
Accumulated Deferred                                 3,441      3,885
Remediation                                            132        ---
Other                                                   63       (159)
Total Deferred Income Taxes                        $40,858    $40,642



Note 8: Joint Ownership Units

	FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of three generating units. New Haven Harbor is a dual-fired oil-and-gas station, and Wyman Unit No. 4 is an oil-fired station. They have been in commercial operation since August 1975 and December 1978, respectively. Millstone Unit No. 3, a nuclear generating unit, has been in commercial operation since April 1986. Kilowatt-hour generation and operating expenses of the joint ownership units are divided on the same basis as ownership. FG&E's proportionate costs are reflected in the 1997 Consolidated Statements of Earnings. FG&E has filed a plan for the divestiture of its generating assets, with the MDTE, in accordance with the State of Massachusetts' 1997 restructuring legislation (See Regulatory Matters, Note 11). Information with respect to these units as of December 31, 1997 is set forth in the table below:

                                                       Company's Share (000's)
                                                       Amount of  Accumulated
                                                       Utility    Depreciation
Joint Ownership               Proportionate  Share of  Plant in
    Units             State   Ownership %    Total MW  Service

Millstone Unit No.3     CT      0.2170         2.50    $11,461      $3,825
Wyman Unit No.4         ME      0.1822         1.13        408         288
New Haven Harbor        CT      4.5000        20.12      7,360       5,317
                                              23.75    $19,229      $9,430


Note 9:  Benefit Plans

Pension Plans --- Four of the Company's subsidiaries have Retirement and Pension plans and related Trust Agreements to provide retirement annuities for participating employees at age 65. The entire cost of the plans is borne by the respective subsidiaries.

	Net periodic pension (income) cost for 1997, 1996 and 1995 included the following components:

(000's)                                               1997    1996     1995
Service Cost -- Benefits Earned During the Period     $767    $703    $616
Interest Cost on Projected Benefit Obligation        2,023   1,921   1,812
Actual Return on Plan Assets                        (6,970) (4,836) (6,412)
Net Amortization and Deferral                        3,873   2,016   3,652
Net Periodic Pension (Income)                        $(307)  $(196)  $(332)


The following table sets forth the plans' funded status at December 31, 1997, 1996 and 1995:

Projected Benefit Obligation (000's):                1997     1996    1995
Vested                                            $23,310  $21,395  $24,251
Non-Vested                                          1,290    1,137      148
Accumulated                                        24,600   22,532   24,399
Due to Recognition of Future Salary Increases       5,253    4,375    3,838
     Total                                         29,853   26,907   28,237
Plan Assets at Fair Value                          42,304   36,547   32,859
Funded Status                                      12,451    9,640    4,622
Unrecognized Net (Gain) Loss                       (4,667)  (2,625)   1,737
Unrecognized Prior Service Cost                        98      111      125
Unrecognized Transition Obligation                    238      222      205
     Prepaid Pension Cost                          $8,120   $7,348   $6,689




	Plan assets are invested in common stock, short-term investments and various other fixed income security funds.The weighted-average discount rates used in determining the projected benefit obligation in 1997, 1996 and 1995 were 7.25%, 7.75%, and 7.75%, respectively, while the rate of increase in future compensation levels was 4.50% for the last three years. The expected long-term rates of return on assets in 1997, 1996 and 1995 were 9.25%, 9.25%, and 9.50%, respectively.

        Unitil Service Corp. has a Supplemental Executive Retirement Plan
(SERP). The SERP is an unfunded retirement plan with participation limited to executives selected by the Board of Directors. The cost associated with the SERP amounted to $112,000; $71,000; and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Employee 401(k) Tax Deferred Savings Plan --- The Company sponsors a defined contribution plan (under Section 401 (k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 12% of current compensation to the plan. The Company matches contributions, with a maximum matching contribution of 3% of current compensation. Employees may direct the investment of their savings plan balances into a variety of investment options, including a Company common stock fund. Participants are 100% vested in contributions made on their behalf, once they have completed three years of service. The Company's share of contributions to the plan were $389,888; $356,574; and $301,486 for the years ended December 31, 1997, 1996 and 1995, respectively.

Post-Retirement Benefits --- The Company's subsidiaries provide health care benefits to retirees for a twelve-month period following their retirement. The Company's subsidiaries continue to provide life insurance coverage to retirees. Life insurance and limited health care post-retirement benefits require the Company to accrue post-retirement benefits during the employee's years of service with the Company and the recognition of the actuarially determined total post retirement benefit obligation earned by existing retirees. At December 31, 1997, 1996 and 1995, the accumulated post retirement benefit obligation (transition obligation) was approximately $321,000, $342,000 and $364,000, respectively, and the period cost associated with these benefits for 1997, 1996 and 1995 was approximately $75,000, $132,000 and $132,000, respectively. This obligation is being recognized on a delayed basis over the average remaining service period of active participants and such period will not exceed 20 years. The Company has omitted certain disclosures relating to SFAS No. 106, as the accumulated post-retirement benefit obligation (transition obligation) is not material.


Note 10: Earnings Per Share

The following table reconciles basic and diluted earnings per share assuming all stock options were converted to common shares per SFAS 128.


(000's except share and per share data)         1997      1996        1995

Basic Income Available to Common Stock        $7,959     $8,451      $8,085
Average Common Shares Outstanding          4,412,869   4,354,297  4,298,752
Plus: Incremental Shares from                107,512    106,366      71,959
      Assumed Conversion
Average Common Shares Outstanding plus
          Assumed Options converted        4,520,381  4,460,663   4,370,711
Basic Earnings per Share                       $1.80      $1.94       $1.88
Diluted Earnings per Share                     $1.76      $1.89       $1.85




Note 11:  Commitments and Contingencies

Environmental Matters --- In 1997, Fitchburg Gas and Electric Light Company completed the majority of work at two former manufactured gas plant (MGP) sites under the requirements of the Massachusetts Contingency Plan (MCP).

In July, the Logan Street MGP site in Gardner achieved permanent closure and
was closed-out with the MCP.   This was accomplished  by capping the site so
that exposure to soils was eliminated, and also by placing an "Activities and Use Limitation" on the deed for this site. This limitation informs future buyers of the potential hazards at the site.

In December 1997, the Company submitted a Phase III report that provides for temporary closure for the majority of the Sawyer Passway MGP site. This temporary closure allows the Company to monitor the site every five years to determine if a more feasible remediation alternative has been developed. There is a portion of the Sawyer Passway MGP site which still remains open under the MCP rule, but it is expected that this portion will be closed out in 1998.

The costs of remedial action at these sites is initially funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDTE. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at these sites.


Regulatory Matters

Competition and Restructuring -- Regulatory activity in both Massachusetts and New Hampshire has focused on the restructuring of the electric industry and the process of deregulating the retail sale of electric energy. March 1, 1998 is the "Retail Access Date" for Massachusetts consumers, while July 1, 1998 is targeted as "Choice Date" for New Hampshire consumers. Under these restructuring proposals, electricity consumers would be allowed to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution system at regulated rates.

        In Massachusetts, regulators, gas utilities and other stakeholders have also begun a collaborative effort to develop solutions to the many issues that surround restructuring the local natural gas distribution business. The Massachusetts Department of Telecommunications and Energy (formerly known as the Department of Public Utilities, hereinafter referred to as the MDTE) issued a directive to all gas distribution companies to file unbundled rates to be effective November 1, 1998, the first step in a multi-year phase in of a restructured natural gas industry in Massachusetts.

        Unitil has been preparing for the electric industry restructuring by developing transition plans that will move its utility subsidiaries into this new market structure in a way that will ensure fairness in the treatment of the Company's assets and obligations that are dedicated to the current regulated franchises and, at the same time, provide choice for all customers. Simultaneous with this transition process for Unitil's regulated utilities, the Company is moving to position its competitive market subsidiary, Unitil Resources, Inc., to pursue growth areas both within and beyond the Company's traditional franchises in the emerging, competitive electric energy market.

	Unitil also has been participating in the natural gas collaborative process and is preparing a transition plan to be filed with the MDTE in the second quarter of 1998.

Massachusetts (Electric)-In November 1997, the Massachusetts Legislature enacted restructuring legislation (the Act) that, in early December, was signed into law by Governor Cellucci. The Act required all electric utilities that did not have a restructuring plan on file with the MDTE to file a plan by December 31, 1997, and set March 1, 1998 as the date that competition would start for all Massachusetts electricity consumers, the "Retail Access Date". The Act required utilities to provide: a) an estimate and detailed accounting of its total transition costs eligible for recovery; b) a description of its strategies to mitigate its transition costs; c) unbundled prices for distribution, transmission, generation and other services;
d) proposed charges for recovery of transition costs; e) proposed programs for universal service for all customers; f) proposed programs and recovery mechanisms to promote energy conservation and demand side management;
g) procedures for ensuring direct retail access to all generation suppliers; and h) discussions of the impact of the plan on the company's employees and the communities served by the Company. In addition, the Act required all Massachusetts utilities to reduce their rates to all consumers by 10%, effective March 1, 1998.

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E), filed its Restructuring Plan (The Plan) with the MDTE on December 31, 1997. The Plan, which substantially complies with the Act, was conditionally approved by the MDTE in February 1998, and will be the subject of an MDTE investigation, including evidentiary hearings to be held in mid-March, which will result in final MDTE approval in the second quarter of 1998.

        As part of The Plan, FG&E has agreed to divest itself of all power supply assets and contracts. The Company has developed and started to implement its divestiture plan with a goal of completing divestiture by year end 1998. Divestiture will place an actual "market value" on these assets thereby enabling the Company to recover all "above-market" or "transition" or "stranded", costs via a non-bypassable Transition Charge approved by the MDTE. The Company included its estimate and a detailed accounting of those costs and a description of its strategies to mitigate them.

	The Plan also provides its customers with choice of supplier on March 1, 1998, unbundled rates (i.e., rates separated into Distribution, Transmission, Generation and Transition components), and a 10 percent discount effective March 1, to be followed by an additional 5 percent discount when divestiture is completed. To ensure universal service so that all consumers may receive electric service, the Plan provides for offering "Standard Offer Service", "Default Service" and "Open Access" to transmission facilities. FG&E's Plan includes a substantial commitment to our environment -- increasing the Company's annual expenditures on energy efficiency programs and providing funding for a state-run renewable resources program. Finally, the Plan includes a discussion as to why there will be no adverse impacts on the Company's employees or the communities we serve.

	Standard Offer Service will be offered to consumers who choose not to choose a competitive supplier for up to seven years, from supplies secured by FG&E from the market at no profit to FG&E. The purpose of this service is to provide consumers with a "fixed-price" power supply against which they can measure competitive offers before they are ready to enter the competitive market.

	Default Service will be offered to all consumers who for whatever reason do not receive their power supply from their chosen supplier. This service will be offered at market rates, at no profit to FG&E.

        Open Access guarantees all consumers access to competitive power supplies from any registered supplier, once the supplier delivers the power to the New England transmission grid now controlled by an "Independent System Operator".

Massachusetts (Gas) In July 1997, the MDTE directed all Massachusetts gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations by which unbundling by all LDCs might proceed. On September 15, 1997 the Massachusetts Gas Unbundling Collaborative had its first meeting. Since that time, a great deal of effort has been expended toward achieving the MDTE's stated goal. However, a great deal more work needs to be done before the principles and regulations are completed and presented to the MDTE for its review.
	On August 18, 1997 the MDTE further directed FG&E and four other LDCs to file unbundled gas rates for its review to become effective November 1, 1998. The Company is currently engaged in carrying out this directive and plans to file its unbundled rates by April 15, 1998.
         Unlike the electric industry restructuring which will provide all customers with choice of suppliers at the same time, gas industry restructuring appears to be heading towards a multi-year phase in of choice of gas supplier starting November 1, 1998.

New Hampshire In New Hampshire, House Bill 1392 (now known as "RSA 374-F") was signed into law by the Governor in May, 1996. RSA 374-F establishes principles, standards and a timetable for the New Hampshire Public Utilities Commission (NHPUC) to implement full, open retail electric competition as early as January 1, 1998, but no later than July 1, 1998. The law also directs the NHPUC to set interim access charges for the recovery of above market "stranded" power supply costs and to make a final determination on these access charges within two years of implementation of full competition.

	As required by RSA 374-F, the NHPUC set a procedural schedule for opening up the state to retail competition. After months of hearings, the NHPUC issued its Plan on February 28, 1997: a) requiring all New Hampshire utilities to file restructuring plans for its consideration; b) providing for full recovery of stranded costs by those utilities whose rates were below the New England average (this includes both of Unitil's New Hampshire Retail Operating subsidiaries) and partial recovery of stranded costs by those utilities with rates above the New England average; c) requiring all utilities to file unbundled rates and interim stranded cost recovery charges; and d) prohibiting marketing affiliates of New Hampshire utilities from selling energy on a competitive basis in their service territories and imposing other constraints on their ability to sell energy anywhere in New Hampshire.

	In April, 1997, all of the New Hampshire utilities and several other parties filed for rehearing on many issues resulting from the NHPUC's Plan. In addition, the Public Service Company of New Hampshire (PSNH) filed suit in Federal Court seeking to overturn several of the requirements of the NHPUC's Plan. Unitil and all of the other New Hampshire electric utilities subsequently intervened in the PSNH federal court appeal as party plaintiffs. Ninety days of mediation between PSNH and some of the parties failed to arrive at an acceptable solution and the mediation effort was terminated on September 2, 1997.

	In September, 1997, New Hampshire Governor Shaheen filed a Plan with the NHPUC, designed to put aside all contentious issues, make the Federal Court suit moot and set the framework for bringing competition to the Granite State by July 1, 1998. Several key members of the New Hampshire Legislature supported the Governors proposal. In addition, the NHPUC began the rehearing process, but limited its efforts to the issues that PSNH took to federal court.

	Several companies, including the Unitil Companies, have begun negotiations with various stakeholders to reach resolution of the many issues left unresolved by the NHPUC in an attempt to revive the process and bring about competition by July 1, 1998. One New Hampshire utility has reached settlement with some of the parties and filed that settlement with the NHPUC for its approval. The Unitil Companies have reached an agreement in principle with several parties and are proceeding to negotiate a detailed settlement to be filed with the NHPUC that could bring about competition by July 1.

        The Unitil proposed settlement plan would provide Unitil's retail electric distribution consumers with access to the retail energy supply market in New Hampshire. Under this plan, all of the Company's New Hampshire customers will continue to enjoy Unitil's very competitive electric rates, among the lowest in New England, and also will benefit from market competition and the resulting innovation and energy savings. Unitil's settlement plan guarantees all its customers competitive retail delivery prices, open and nondiscriminatory access to competitive electricity suppliers, reliable electric service and comprehensive consumer protection standards. The Company's settlement plan achieves these benefits and safeguards for consumers, while providing for full recovery of Unitil's obligations that were undertaken to serve customers in the Company's New Hampshire franchises, and providing a sensible framework enabling its marketing affiliate to compete anywhere in New Hampshire and ensuring full and fair competition among all competitive suppliers.

NH Pilot Program -- In June 1996, the New Hampshire Retail Competition Pilot Program (Pilot Program), mandated by legislation enacted a year earlier, became operational. During the two-year term of the Pilot Program, up to 3% or some 17,000 New Hampshire electric consumers are allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. The Company's subsidiary, Unitil Resources, Inc., began competitive marketing efforts in May 1996, and began making sales in June, 1996. The Pilot Program is expected to conclude for the Unitil Companies on June 30, 1998.

Rate Cases The last formal regulatory hearings to increase base rates for Unitil's three retail operating subsidiaries occurred in 1985 for Concord Electric Company, 1984 for Fitchburg Gas and Electric Light Company and 1981 for Exeter & Hampton Electric Company. A majority of the System's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas and energy efficiency program cost recovery mechanisms. Restructuring will change the methods of how certain costs are recovered from customers and from suppliers. Transition costs ( aka "stranded costs"), Standard Service and Default Service power supply costs, internal and external transmission service costs and energy efficiency and renewable energy program costs are expected to be recovered via fully reconciling rate adjustment mechanisms.

Millstone Unit No. 3 Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% ownership (2.49 MW) in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit. Millstone 3 has been out of service since March 1996, and has been classified as a Category 3 facility by the Nuclear Regulatory Commission (NRC) since June 28. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. Millstone 3 must receive restart authorization by a vote of the NRC Commissioners prior to resuming power operation.

	The Company can only project when Millstone 3 may be authorized by the NRC to restart, but forecasts the unit's restart in mid 1998. During the period that Millstone 3 remains out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E will also incur costs to replace the power that was expected to be generated by the unit. In August 1997, the Company, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown and the associated costs. The arbitration and legal cases are actively proceeding.

Litigation --- The Company is also involved in other legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.


Purchased Power and Gas Supply Contracts --- FG&E and Unitil Power have commitments under long-term contracts for the purchase of electricity and gas from various suppliers. Generally, these contracts are for fixed periods and require payment of demand and energy charges. Total costs under these contracts are included in Electricity and Gas Purchased for Resale in the Consolidated Statements of Earnings. These costs are normally recoverable in revenues under various cost recovery mechanisms. The Company plans to divest its generating assets and to sell its purchased power contracts in 1998, in accordance with restructuring legislation in Massachusetts and New Hampshire (See Regulatory Matters).

The status of the electric purchased power contracts at December 31, 1997, is as shown below:

                                                     Est. Annual Min.
                                                     Payments Which
  Unit    1997 Energy                                Cover Future
  Fuel    MW Winter       Purchased     Contract     Debt Service
  Type    Entitlements    (MWH's)       End Date     Requirements (000's)

Unitil Power
   Gas         22.5        136,138        2010           $5,471      [1]
   Gas          1.5          7,415        2012             None
   Oil/Gas      2.0          4,773        2013             None
   Oil/Gas     23.0         59,218        1998             None
   Oil         15.6         86,586        2006             None
   Oil          4.0         10,344        1998             None
   Oil         10.0         49,516        2005             None
   Coal        25.3        175,611        2005             None
   Nuclear     28.5        205,138        2001             None
   Nuclear      2.0                       2005             None
   Nuclear     10.1         68,573        2010             None
   Nuclear      2.0         13,129        2013             None
   Hydro        4.6                       2001           $1,042      [2]
   Refuse       6.0         43,789        2003             None
   System      18.3          1,169        2002             None
   Various      9.8         14,752        1999             None
   Various                 173,520     Short-term          None

FG&E
   Hydro        2.7                       2001             $467      [2]
   Hydro       10.0         17,553        2012             None
   Wood        17.4        140,632        2012             None
   System      15.0        123,094        2001             None
   Various                 211,778     Short-term          None

Notes:
[1] Total estimated 1997 annualized capacity payments, including debt service requirements.
[2]  Total support charges including debt service requirements.






Note 12: Segment Information

	The following additional information is presented about the electric and gas operations of the Company:

Electric Operations (000's)                    1997       1996       1995
Operating Revenues                           $149,973   $149,696   $138,099
Operating Income Before Income Taxes           17,341     16,587     16,781
Identifiable Assets as of December 31         181,486    179,999    174,984
Depreciation                                    6,739      6,098      5,505
Construction Expenditures                      10,475     10,834      9,159

Gas Operations (000's)                         1997       1996       1995
Operating Revenues                            $19,729    $21,105    $17,630
Operating Income Before Income Taxes            2,387      2,298      1,578
Identifiable Assets as of December 31          36,045     33,473     30,446
Depreciation                                      892        856        811
Construction Expenditures                       2,182      1,915      2,008

Total Company (000's)                          1997       1996       1995
Electric and Gas Operating Revenues          $169,702   $170,801   $155,729
Other Revenue                                      36         45        941
Total Operating Revenues                     $169,738   $170,846   $156,670
Operating Income Before Income Taxes          $19,728    $18,886    $18,360
Income Tax Expense                              4,166      4,613      4,135
Non-Operating (Income) Expense                    160       (627)       217
Net Interest and Other Expenses                 7,167      6,171      5,639
Net Income                                     $8,235     $8,729     $8,369
Dividend Requirements on Preferred Stock          276        278        284
Net Income Applicable to Common Stock          $7,959     $8,451     $8,085
Identifiable Assets as of December 31        $217,531   $213,472   $205,430
Unallocated Assets                             20,446     18,636      6,272
Total  Assets as of December 31              $237,977   $232,108   $211,702
Depreciation                                   $7,631     $6,954     $6,315
Construction Expenditures                     $13,887    $19,359    $14,645


	Expenses used to determine operating income before taxes are charged directly to either segment or are allocated in accordance with factors contained in cost of service studies which were included in rate applications approved by the NHPUC and MDTE. Assets allocated to each segment are based upon specific identification of such assets provided by Company records. Assets not so identified represent primarily working capital items and real property.




PART III

Item 10.  Directors and Executive Officers of the Registrant

	Information required by this Item is set forth in Exhibit 99.1 on pages 2 through 8 of the 1997 Proxy Statement.


Item 11.  Executive Compensation
	Information required by this Item is set forth in Exhibit 99.1 on pages 9 through 14 of the 1997 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

		Information required by this Item is set forth in Exhibit
                99.1 on pages 3 through 5 of the 1997 Proxy Statement and is incorporated herein by reference.


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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Earnings - for the years ended
December 31, 1997, 1996 and 1995

Consolidated Statements of Capitalization - December 31, 1997 and 1996

Consolidated Statements of Cash Flows
 for the years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Common Stock Equity - for the years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of the Company and subsidiaries are included in Item 14:

	Report of Independent Certified Public Accountants

        Schedule VIII Valuation and Qualifying Accounts for December 31, 1997, 1996 and 1995


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
          to CECo's First Mortgage Bonds,         Exhibit 4.8 to
          Series I, 8.49% due October 14,         From 10-K
          2024 and all additional                 for 1994
          series unless supplemented.

4.9	Indenture of Mortgage and Deed
	  of Trust dated December 1,
          1952 of E&H                             Exhibit 4.5 to
          relating to all series unless           Registration
          supplemented. Statement                 2-49218

4.10	Third Supplemental Indenture
	  dated June 1, 1964 relating
          to E&H's First Mortgage Bonds,
          Series D, 4 3/4% due June 1, 1994       Exhibit 4.5 to
          and all additional series unless        Registration
          supplemented.                           Statement 2-49218

4.11	Fourth Supplemental Indenture
	  dated January 15, 1968 relating to
          E&H's First Mortgage Bonds, Series E,   Exhibit 4.6 to
          6 3/4% due January 15, 1998 and         Registration
          all additional series unless            Statement 2-49218
          supplemented.

4.12	Fifth Supplemental Indenture
	  dated November 15, 1971 relating
          to E&H's First Mortgage Bonds,
          Series F, 8.70% due November 15,        Exhibit 4.7 to
          2001 and all additional series          Registration
          unless supplemented.                    Statement 2-49218

4.13	Sixth Supplemental Indenture
          dated April 1, 1974 relating to
	  E&H's First Mortgage Bonds, Series G,
          8 7/8% due April 1, 2004 and all
          additional series unless supplemented.            **

4.14	Seventh Supplemental Indenture
	  dated December 15, 1977 relating
          to E&H's                                Exhibit 4 to
          First Mortgage Bonds, Series H,         Form 10-K
          8.50% due December 15, 2002 and         for 1977
          all additional series unless            (File No. 0-7751)
          supplemented.

4.15	Eighth Supplemental Indenture
	  dated October 29, 1987 relating
	  to E&H's First Mortgage Bonds,
          Series I, 9.85% due October 15,         Exhibit 4.15
          1997 and all additional series          From 10-K
          unless supplemented.                    for 1987

4.16	Ninth Supplemental Indenture
	  dated August 29, 1991 relating
	  to E&H's
          First Mortgage Bonds, Series J,
          9.43% due September 1, 2003 and         Exhibit 4.18 to
          all additional series unless            Form 10-K
          supplemented.                           for 1991

4.17	Tenth Supplemental Indenture
	  dated October 14, 1994 relating
	  to E&H's First Mortgage Bonds,
          Series K 8.49% due October 14, 2024     Exhibit 4.17
          and all additional series unless        Form 10-K
          supplemented.                           for 1994

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

4.22    Note Purchase Agreement dated July 1,
          1997 for the 8.00% Senior Secured
          Notes due August 1, 2017.               Filed herewith

10.1	Labor Agreement effective June 1, 1997
	  between CECo and The
	  International Brotherhood of
          Electrical Workers, Local Union
          No. 1837                                Filed herewith

10.2	Labor Agreement effective June 25,
	  1995 between E&H and The
          International Brotherhood of
          Electrical Workers, Local Union        Exhibit 10.2 to Form
          No. 1837, Unit 1.                      10-K for 1995

10.3	Labor Agreement effective May 1,
	  1997 between FG&E and The
	  Brotherhood of Utility Workers of
	  New England, Inc., Local
          Union No. 340.                          Filed herewith

10.4	Unitil System Agreement dated
	  June 19, 1986 providing that
          Unitil Power will supply wholesale      Exhibit 10.9 to
          requirements electric                   Form 10-K
          service to CECo and E&H                 for 1986

10.5	Supplement No. 1 to Unitil System
	  Agreement providing that Unitil
          Power will supply wholesale             Exhibit 10.8 to
          requirements electric service to        Form 10-K
          CECo and E&H.                           for 1987

10.6	Transmission Agreement Between
          Unitil Power Corp. and Public           Exhibit 10.6 to
          Service Company of New Hampshire,       Form 10-K
          Effective November 11, 1992             for 199

10.7	Form of Severance Agreement
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

99.1    1997 Proxy Statement                      Filed herewith


* The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

** Copies of these debt instruments will be furnished to the Securities and Exchange Commission upon request.

	(b)  Report on Form 8-K
		No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.





CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

	We have issued our report dated February 10, 1998, accompanying the consolidated financial statements and schedule included in the Annual Report of Unitil Corporation and subsidiaries on Form 10-K for the year ended December 31, 1997. We hereby consent to the incorporation by reference of said report in the Registration Statements of Unitil Corporation and subsidiaries on Form S-3 and on Form S-8.


                                                 	GRANT THORNTON LLP


Boston, Massachusetts
March 27, 1998


SIGNATURES
	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Unitil Corporation



Date   March 26, 1998                  By        Robert G. Schoenberger
                                                 Robert G. Schoenberger
                                           Chairman of the Board of Directors,
                                           and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Capacity                  Date

     Robert G. Schoenberger          Principal Executive     March 26, 1998
     Robert G. Schoenberger          Officer; Director
 (Chairman of the Board of Directors
    and Chief Executive Officer)


     Michael J. Dalton               Principal Operating     March 26, 1998
     Michael J. Dalton               Officer; Director
 (President and Chief
    Operating Officer)


     Mark H. Collin                  Principal Financial     March 26, 1998
     Mark H. Collin                  Officer
 (Treasurer and Secretary)


     Bruce W. Keough                 Director                March 26, 1998
     Bruce W. Keough


     Douglas K. Macdonald            Director                March 26, 1998
     Douglas K. Macdonald


     J. Parker Rice, Jr.             Director                March 26, 1998
     J. Parker Rice, Jr.


     Charles H. Tenney III           Director                March 26, 1998
     Charles H. Tenney III


     William W. Treat                Director                March 26, 1998
     William W. Treat



     W. William VanderWolk, Jr.      Director                March 26, 1998
     W. William VanderWolk, Jr.



     Franklin Wyman, Jr.             Director                March 26, 1998
     Franklin Wyman, Jr.




SCHEDULE VIII

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


Year Ended
December 31,
1997

Reserves
Deducted
from A/R

Electric       518,606     670,548     262,523        907,453       544,224
Gas            141,508     177,733      41,284        251,626       108,899
               660,114     848,281     303,807      1,159,079       653,123

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

(A)  Collections on Accounts Previously Charged Off
(B)  Bad Debts Charged Off


EXHIBIT 4.22


                               TRUST INDENTURE
                          Dated as of July 1, 1997

                                    From




                             UNITIL REALTY CORP.




                                     To




                     STATE STREET BANK AND TRUST COMPANY








                              TABLE OF CONTENTS

        SECTION                    HEADING                             PAGE

        Parties                                                          1

        SECTION 1.      INTERPRETATION OF AGREEMENT; DEFINITIONS         2

        Section 1. 1.   Definitions                                      2
        Section 1.2.    Accounting Principles                            5
        Section 1.3.    Directly or Indirectly                           5

        SECTION 2.      THE NOTES                                        5

        Section 2.1.    The Notes                                        5
	Section 2.2.	Denominations; Execution of Notes; Certificate
                        of Authentication                                6
        Section 2.3.    Payment of Notes                                 6
        Section 2.4.    The Register                                     6
        Section 2.5.    Transfers and Exchanges                          7
        Section 2.6.    The New Notes                                    8
        Section 2.7.    Cancellation of Notes                            8
        Section 2.8.    Ownership                                        8

        SECTION 3.      PARTICULAR COVENANTS OF THE COMPANY              9

        Section 3.1.    Payment of Principal, Premium and Interest       9
        Section 3.2.    Office for Notices                               9
        Section 3.3.    Mortgage Covenants                               9
        Section 3.4.    Corporate Existence, Etc                         9
        Section 3.5.    Insurance                                        9
        Section 3.6.    Taxes, Claims for Labor and Materials,
                        Compliance with Laws                            10
        Section 3.7.    Maintenance, Etc                                10
	Section 3.8.	Merger, Consolidation and Dispositions of Asset	10
        Section 3.9.    Repurchase of Notes                             10
        Section 3.10.   Rights of Inspection                            11
        Section 3.11.   Right of Trustee to Perform Covenants, Etc      11

	SECTION 4.	POSSESSION, USE, SUBSTITUTION AND RELEASE OF
                        PROPERTY                                        11

        Section 4. 1.   Company's Right of Possession                   11
	Section 4.2.	Release of Mortgaged Property; Consent of
                        Noteholders                                     12

        SECTION 5.      PREPAYMENT OF NOTES                             12

	Section 5. 1.	Required Prepayment without Premium in the
                        Event of Casualty or Condemnation               12
        Section 5.2.    Optional Prepayment with Premium                12
        Section 5.3.    Notice of Optional Prepayments                  12
        Section 5.4.    Allocation of Prepayments                       12
        Section 5.5.    Amortization Schedules                          13

	SECTION 6.	APPLICATION OF AMOUNTS; RECEIVED By TRUSTEE	13


        SECTION 7.      EVENTS OF DEFAULT AND REMEDIES THEREFOR         13

        Section 7. 1.   Events of Default                               13
        Section 7.2.    Notice to Holders and the Trustee               14
        Section 7.3.    Acceleration of Maturities                      14
        Section 7.4.    Rescission of Acceleration                      15
        Section 7.5.    Remedies                                        15
	Section 7.6.	Foreclosure and Sale of Mortgaged Property	16
        Section 7.7.    Adjournment of Sale                             17
        Section 7.8.    Trustee May Execute Conveyances and Deliver
                        Possession; Sale a Bar                          17
	Section 7.9.	Receipt Sufficient Discharge for Purchaser	17
        Section 7. 1 0. Sale to Accelerate Notes                        18
        Section 7.1 1.  Application of Proceeds; of Sale and Other
                        Amounts                                         18
        Section 7.12.   Purchase of Trust Estate                        18
	Section 7.13.	Trustee Entitled to Appointment of Receiver	19
	Section 7.14.	Trustee May Enforce Rights without Notes	19
        Section 7.15.   Limitation on Noteholders' Right to Sue         19
        Section 7.16.   Remedies Cumulative                             20
        Section 7.17.   Delay or Omission Not a Waiver                  20
        Section 7.18.   Waiver of Extension, Appraisement, Stay, Laws   20
        Section 7.19.   Control of Remedies by Noteholders              20
        Section 7.20.   Trustee May File Proofs of Claims               21
        Section 7.21.   Remedies Subject to Provisions of Law           21

        SECTION 8.      CONCERNING THE TRUSTEE                          21

        Section 8. 1.   Duties of Trustee                               22
        Section 8.2.    Trustee Liability                               22
	Section 8.3.	No Responsibility of Trustee for Recitals	23
	Section 8.4.	Compensation and Expenses of Trustee:
                        Indemnification; lien Therefor                  24
        Section 8.5.    Moneys Received by Trustee; Trust Funds-
                        Segregation                                     24
        Section 8.6.    Trustee May Hold Notes                          24
        Section 8.7.    Resignation of Trustee                          24
        Section 8.8.    Removal of Trustee                              25
        Section 8.9.    Appointment of Successor Trustee                25

        Section 8. 1 0. Succession of Successor Trustee                 25
        Section 8.1 1.  Eligibility of Trustee                          26
        Section 8.12.   Successor Trustee by Merger                     26

        SECTION 9.      SUPPLEMENTAL INDENTURES; WAIVERS                26

	Section 9. 1.	Supplemental Indentures without Noteholders'
                        Consent                                         26
        Section 9.2.    Waivers and Consents by Noteholders:
                        Supplemental Indentures With Noteholders'
                        Consent                                         27
        Section 9.3.    Notice of Supplemental Indenture                27
	Section 9.4.	Opinion of Counsel Conclusive as to
                        Supplemental Indenture                          28

        SECTION 10.     ACTION BY NOTEHOLDERS                           28

        Section 10.1.   Evidence of Action by Noteholders               28

        SECTION 11.    MISCELLANEOUS PROVISIONS                         28
	Section      11.1.	Indenture for Benefit of Parties Hereto	28
        Section      11.2.      Severability                            28
	Section      11.3.	Basis of Opinions of Counsel and
                                Certificates                            28
	Section      11.4.	Addresses for Notices and Demands	29
        Section      11.5.      Successors and Assigns                  29
	Section      11.6.	Counterparts; Descriptive Headings	29
        Section      11.7.      Governing Law                           30

        Signature Page                                                  31

ATTACHMENTS To TRUST INDENTURE

Exhibit A          Registered Note



                                TRUST INDENTURE

TRUST INDENTURE dated as of July 1, 1997 (herein, as the same may be amended or supplemented from time to time, called the "Indenture") between UNITIL REALTY CORP., a New Hampshire corporation (the "Company"), whose address is 6 Liberty Lane West, Hampton, New Hampshire 03842, and STATE STREET BANK AND TRUST COMPANY, a Massachusetts trust company (the "Trustee"), whose address is 225 Franklin Street, Boston, MA 02110.

WHEREAS, the defined terms used in this Indenture shall have the respective meanings indicated in Section 1. 1 unless elsewhere defined or the context shall otherwise require; and

WHEREAS, the Company has the power and proposes to issue its 8.00% Senior Secured Notes due August 1, 2017 (the "Notes"), which Notes are to be issued under and secured by this Indenture; and

WHEREAS, the Notes shall also be secured by (i) the Mortgage and Security Agreement dated as of July 1, 1997 from the Company to the Trustee (the "Mortgage "), (ii) the Assignment of Lease dated as of July 1, 1997 between the Company and the Trustee (the "Lease Assignment"), pursuant to which the Company is assigning to the Trustee all its right, title and interest in and to the Lease dated June 15, 1997 (the "Lease ") between the Company, as Landlord, and Unitil Service Corp., as Tenant (the "Tenant") and (iii) the Guaranty Agreement dated as of July 1, 1997 from Unitil Corporation, a New Hampshire corporation (the "Guarantor") pursuant to which the Notes have been unconditionally guaranteed; and

WHEREAS, all things necessary to make this Indenture the valid obligation of the Company according to its tenor and effect have been done or authorized;

NOW, THEREFORE, in consideration of the premises and of the sum of Ten Dollars and of other good and valuable consideration, receipt whereof upon the delivery of this Indenture the Company hereby acknowledges, and in order to secure the equal and pro rata payment of both the principal of and interest and premium, if any, upon the Notes at any time outstanding hereunder according to their tenor and the provisions hereof, and to secure the faithful performance and observance of all the covenants and provisions in the Notes, the Note Purchase Agreements, the Mortgage, the Lease Assignment and this Indenture, and to declare the terms and conditions upon which the Notes will be secured, authenticated, issued, transferred and exchanged, and upon which the trusts hereof are to be administered by the Trustee;

THE TRUSTEE DOES HEREBY DECLARE THAT it will hold in trust for the benefit of the holders of the Notes the right, title and interest in and to the Mortgage, the Lease Assignment and the Guaranty Agreement, together with all right, title and interest thereby granted, conveyed, mortgaged or assigned and all proceeds and avails thereof (the Property described in the Mortgage together with the buildings and improvements thereon being herein referred to as "Mortgaged Property", as more particularly defined in Section 1.2 of the hereinafter referred to Note Purchase Agreements);

TO HAVE AND TO HOLD all and singular the Mortgaged Property whether now owned or held or hereafter acquired, unto the Trustee, its successors in trust and assigns forever;

IN TRUST, NEVERTHELESS, with power of sale, for the equal and ratable benefit and security of the Notes from time to time outstanding hereunder, without preference, priority or distinction of any thereof over any other by reason of difference in time of issuance, sale, authentication, delivery or otherwise, and for the enforcement of the payment of the principal of, premium, if any, and interest on the Notes in accordance with their terms, and all other sums payable under this Indenture or on the Notes, and the observance and performance of the provisions of the Note Purchase Agreements, the Mortgage, the Lease Assignment and this Indenture, all as herein provided.

IT IS HEREBY COVENANTED, DECLARED AND AGREED, that the Notes are to be issued, authenticated, delivered and secured, and that the Mortgaged Property is to be held, dealt with and disposed of by the Trustee, upon and subject to the provisions of this Indenture.

SECTION 1.         INTERPRETATION OF AGREEMENT; DEFINITIONS.

Section 1. 1. Definitions. Unless the context otherwise requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

"Default" shall mean any event which would constitute an Event of Default if all requirements in connection therewith for the giving of notice, the lapse of time, and the happening of any further condition, event or act, had been satisfied.

"Event of Default" shall mean any of the Events of Default described in
Section 7.1 of this Indenture.

"Executive Officer" shall mean any of the following officers of the
Company: the Chairman of the Board of Directors, the President, any Vice President or the Treasurer.

"Guaranty Agreement" is defined in the "Whereas" clauses of this Indenture.

"Initial Purchasers" shall mean American United Life Insurance Company and The State Life Insurance Company, as Purchasers under the Note Purchase Agreements, respectively, and any Person affiliated therewith, so long as the Initial Purchasers or any such Person or the respective nominees of any thereof are holders of any of the Notes.

"Institutional Holder" shall mean any holder of a Note which is an Initial Purchaser or an insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan (as defined in ERISA) or other institutional investor or financial institution and, for purposes of the direct payment provisions of this Agreement, shall include any nominee of any such holder.

"Lease" is defined in the "whereas" clauses of this Indenture.

Make-Whole Amount: In connection with any prepayment or acceleration of the Notes the excess, if any, of (i) the aggregate present value as of the date of such prepayment of each dollar of principal being prepaid (taking into account the application of such prepayment required by Section 5.4) and the amount of interest (exclusive of interest accrued to the date of prepayment) that would have been payable in respect of such dollar if such prepayment had not been made, determined by discounting such amounts at the Reinvestment Rate from the respective dates on which they would have been payable, over (ii) 100% of the principal amount of the outstanding Notes being prepaid. If the Reinvestment Rate is equal to or higher than 8.00%, the Make-Whole Amount shall be zero. For purposes of any determination of the Make-Whole Amount:

"Reinvestment Rate" shall mean the arithmetic mean of the yields for the two columns under the heading "Week Ending " published in the Statistical Release under the caption "Treasury Constant Maturities" for the maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of the principal being prepaid (taking into account the application of such prepayment required by Section 5.4). If no maturity exactly corresponds to such Weighted Average Life to Maturity, yields for the published maturity next longer than the Weighted Average Life to Maturity and for the published maturity next shorter than the Weighted Average Life to Maturity shall be calculated pursuant to the immediately preceding sentence and the Reinvestment Rate shall be interpolated from such yields on a straight-line basis, rounding in each of such relevant periods to the nearest month. For the purposes of calculating the Reinvestment Rate, the most recent Statistical Release published prior to the date of determination of the Make-Whole Amount shall be used.

"Statistical Release" shall mean the then most recently published statistical release designated "H. 15(519)" or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded U.S. Government Securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination hereunder, then such other reasonably comparable index which shall be designated by the holders of 66-2/3% in aggregate principal amount of the outstanding Notes.

"Weighted Average Life to Maturity" of the principal amount of the Notes being prepaid shall mean, as of the tin-le of any determination thereof, the number of years obtained by dividing the then Remaining Dollar-Years of such principal by the aggregate amount of such principal. The term "Remaining Dollar-Years" of such principal shall mean the amount obtained by (i) multiplying (x) the amount of principal that would have become due on each scheduled payment date if such prepayment had not been made, by (y) the number of years (calculated to the nearest one-twelfth) which will elapse between the date of determination and such scheduled payment date, and (ii) totalling the products obtained in (i).

"Mortgage" shall mean that certain Mortgage and Security Agreement dated as of July 1, 1997 from the Company to the Trustee.

"Mortgaged Property" is defined on page I hereof.

"Note or Notes Outstanding." "Note" shall mean any of, and "Notes" shall mean all of, the then outstanding Notes. "Outstanding" when used with reference to Notes shall mean, as of any particular time, all Notes authenticated and delivered by the Trustee under this Indenture, except:

	(a)	Notes theretofore cancelled by the Trustee or delivered to
                the Trustee for	cancellation;

        (b)     Notes for which payment or prepayment has been made pursuant
                to the terms of this   Indenture; provided, that if such
                Notes are to be prepaid prior to the maturity thereof, notice of such prepayment shall have been given as provided in Section 5.4 hereof; and

        (c) Notes in lieu of or in substitution for which other Notes shall have been authenticated and delivered pursuant to the terms of Section 2.2.

"Note Purchase Agreements" shall mean the separate and several Note Purchase Agreements, each dated as of July 1, 1997 between the Company and the Initial Purchasers, respectively.

"Officers' Certificate" shall mean a certificate signed by any Executive
Officer.

"Opinion of Counsel" shall mean an opinion in writing signed by legal counsel who shall be satisfactory to the Trustee, and who may be counsel to, or an employee of, the Company.

"Person " shall mean an individual, partnership, corporation, limited liability company, trust, unincorporated association or other organization, or a government or any department or agency thereof.

"Property" shall mean any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

"Register" shall have the meaning specified in Section 2.4.

"Security" shall have the same meaning as in Section 2(l) of the Securities Act of 1933, as amended.

"SNDA Agreement" shall mean the Subordination, Non-Disturbance and Attornment Agreement dated as of July 1, 1997 among the Company, the Initial Purchasers and the Tenant.

The term "subsidiary" shall mean, as to any particular parent corporation, any corporation of which more than 50% (by number of votes) of the Voting Stock shall be owned by such parent corporation and/or one or more corporations which are themselves subsidiaries of such parent corporation. The term "Subsidiary" shall mean a subsidiary of the Guarantor.

"Transaction Documents" shall mean, collectively, the Note Purchase Agreements, the Notes, this Indenture, the Lease, the Lease Assignment, the SNDA Agreement, the Guaranty Agreement and the Mortgage.

"Voting Stock" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

Section 1.2. Accounting Principles. Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Indenture, the same shall be done in accordance with generally accepted accounting principles, to the extent applicable.

Section 1.3. Directly or Indirectly. Where any provision in this Indenture refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether the action in question is taken directly or indirectly by such Person.

SECTION 2.	THE NOTES.

Section 2. I. The Notes. (a) The Notes shall be issuable as fully registered Notes in the form attached hereto as Exhibit A and shall be designated the Company's 8.00% Senior Secured Notes and shall be issued in an aggregate principal amount of $7,500,000.

(b) The Notes shall be dated the date of issuance thereof, shall bear interest on the unpaid principal amount thereof at the rate of 8.00% per annum and at 9.00% on any overdue principal thereof and on any overdue premium and (to the extent permitted by law) on any overdue interest thereon (computed on the basis of a 360-day year consisting of twelve consecutive 30-day months) and will be expressed to be payable in the aggregate as follows:

(i)	one installment of interest only for the period from and including the date of issue to but not including August 1, 1997, payable on August 1, 1997;

(ii)	two hundred and thirty-nine equal installments, including both principal and interest, each in the aggregate amount of $62,733.00 payable monthly commencing on September 1, 1997 and on the first day of each month thereafter to and including July 1, 2017; and

(iii)	a final installment on August 1, 2017 in an amount equal to the entire principal and interest remaining unpaid as of said date.

(c)	The Notes and the Trustee's certificate of authentication to be borne by such Notes shall be substantially of the tenor and purport as set forth in Exhibit A hereto, and the Notes may have such letters, numbers or other marks of identification or designation and such legends or endorsements thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Indenture, or as may be required to comply with any law or any rule or regulation made pursuant thereto.

Section 2.2. Denominations; Execution of Notes; Certificate of Authentication. Each Note shall be in the denomination of $100,000 or any multiple of $1,000 in excess of $100,000, except as may be necessary to reflect any principal amount not evenly divisible by $ 1,000. The Notes shall be signed on behalf of the Company by an Executive Officer, under its corporate seal attested by its Secretary or an Assistant Secretary. In case any officer who shall have signed any Note shall cease to be such officer before such Note shall have been authenticated by the Trustee or delivered by the Company, such Notes may nevertheless be executed and delivered with the same force and effect as though the Person or Persons who signed such Note had not ceased to be such officer of the Company; and any Note may be signed on behalf of the Company by a Person who, at the actual date of execution of such Note, shall be a proper officer of the Company, although at the date of such Note, such Person was not then such officer of the Company. Only such Notes as shall bear thereon a certificate of authentication substantially in the form set forth in Exhibit A shall be entitled to the benefits of this Indenture or be valid or obligatory for any purpose. Such certificate by the Trustee upon any Note executed by the Company shall be conclusive evidence that the Note so authenticated has been duly authenticated and delivered hereunder and that the holder is entitled to the benefits of this Indenture. The authentication by the Trustee of any Note issued hereunder shall not be construed as a representation or warranty by the Trustee as to the validity or security of this Indenture or of such Note, and the Trustee shall in no respect be liable or answerable for the use made of such Note or the proceeds thereof.

Section 2.3. Payment of Notes. The principal of, premium, if any, and interest on the Notes shall be payable to the holders of the Notes pursuant to the direct payment instructions set forth in 5.1 of the Note Purchase Agreements.

Section 2.4. The Register. The Company shall cause to be kept at the principal office of the Trustee a register for the registration and transfer of Notes (herein called the "Register"). The names and addresses of the holders of the Notes, the transfers of the Notes and the names and addresses of the transferees of all Notes shall be registered in the Register. The Trustee is hereby appointed the agent of the Company for the registration, transfer and exchange of Notes. Upon request of the Company, the Trustee shall promptly provide the names and addresses of all holders of the Notes.

Section 2.5. Transfers and Exchanges. (a) The holder of any Note may transfer such Note upon the surrender thereof at the principal office of the Trustee. Thereupon, the Company shall execute in the name of the transferee a new Note or Notes in aggregate principal amount equal to the aggregate unpaid principal amount of the Note so surrendered, and the Trustee shall authenticate and deliver such new Note or Notes to such transferee.

(b)	The holder of any Note may at any time surrender such Note at the principal office of the Trustee in exchange for an equal aggregate principal amount of Notes in any authorized denominations.

(c)	All Notes presented or surrendered for exchange or transfer shall be accompanied by a written instrument or instruments of assignment or transfer, in form satisfactory to the Trustee, duly executed by the registered holder or by his attorney duly authorized in writing. The Company shall not be required to make a transfer or an exchange of any Note for a period of ten days preceding any payment date with respect thereto.

(d)	In case any Note shall become mutilated or be destroyed, lost or stolen, the Company, upon the written request of the holder thereof, shall execute, and the Trustee shall authenticate and deliver, a new Note in exchange and substitution for the mutilated Note, or in lieu of and substitution for the Note so destroyed, lost or stolen, which new Note shall be in a principal amount equal to the aggregate principal amount of such destroyed, lost or stolen Note. In every such case, the applicant for a substituted Note shall furnish to the Company and to the Trustee such security or indemnity as may be required by them to save each of them harmless from all risks, and the applicant shall also furnish to the Company and to the Trustee evidence to their satisfaction of the mutilation, destruction, loss or theft of the applicant's Note and of the ownership thereof. In case any Note which has matured or will mature within thirty days shall become mutilated or be destroyed, lost or stolen, the Company may, instead of issuing a substituted Note, pay or authorize the payment of the same (without surrender thereof except in the case of a mutilated Note), if the applicant for such payment shall furnish to the Company and to the Trustee such security or indemnity as they may require to save them harmless, and evidence to the satisfaction of the Company and the Trustee of the mutilation, destruction, loss or theft of such Note and of the ownership thereof. If an Initial Purchaser or its nominee is the owner of any mutilated, destroyed, lost or stolen Note, then the affidavit of its President, Vice President, Assistant Vice President or Treasurer in form satisfactory to the company and the Trustee setting forth the fact of destruction, loss or theft and the Initial Purchaser's ownership of the Note at the time of such mutilation, destruction, loss or theft shill be accepted as satisfactory evidence thereof and no indemnity shall be required as a condition to execution and delivery of a new Note other than the written agreement of the Initial Purchaser, in form satisfactory to the Company and the Trustee, to indemnify the Company and the Trustee.

(e)	No notarial act shall be necessary for the transfer or exchange of any Note pursuant to this Section 2.5, and the holder of any Note issued as provided in this Section 2.5 shall be entitled to any and all rights and privileges granted under this Indenture to a holder of a Note.

Section 2.6. The New Notes. (a) Each new Note (herein in this Section 2.6 called a New Note) issued pursuant to Section 2.5(a), (b) or (d) in exchange for or in substitution or in lieu of an outstanding Note (herein in this Section 2.6 called an Old Note) shall be dated the date of such Old Note. The Trustee shall mark on each New Note (i) the date to which principal and interest have been paid on such Old Note, and (ii) all payments and prepayments of principal previously made on such Old Note which are allocable to such New Note. In making such markings, the Trustee may rely upon the Company as to all principal and interest paid to date on any such Notes and the Company agrees to promptly furnish the Trustee with such information upon request of the Trustee. Interest shall be deemed to have been paid on such New Note to the date on which interest shall have been paid on such Old Note, and all payments and prepayments of principal marked on such New Note, as provided in clause (ii) above, shall be deemed to have been made thereon.

(b)	Upon the issuance of a New Note pursuant to Section 2.5(a), (b) or
(d), the Company may require the payment of a sum to reimburse it for, or to provide it with funds for, the payment of any tax or other governmental charge and, in the case of the issuance of more than three New Notes pursuant to Section 2.5(b), the reasonable out-of-pocket costs of the Company connected therewith but no other charge shall be made in connection with the transfer or exchange.

(c)	All New Notes issued pursuant to Section 2.5(a), (b) or (d) in exchange for, in substitution for, or in lieu of, Old Notes shall be valid obligations of the Company evidencing the same outstanding debt as the Old Notes and shall be entitled to the benefits and security of this Indenture to the same extent as the Old Notes.

Section 2.7. Cancellation of Notes. All Notes surrendered for the purpose of payment, redemption, transfer or exchange shall be cancelled by the Trustee, and no Notes shall be issued in lieu thereof except as expressly required or permitted by any of the provisions of this Indenture. The Trustee ,;hall hold all such cancelled Notes until this Indenture shall have been discharged, at which time the Trustee shall either deliver such cancelled Notes in a manner necessary to effect the discharge and release of this Indenture of record or, if no such delivery is necessary, shall deliver such cancelled Notes to the Company. The Trustee shall deliver a certificate to the Company specifying any cancellation of Notes which has been made. If the Company shall acquire any of the Notes, however, such acquisition shall not operate as a redemption or satisfaction of the indebtedness represented by such Notes unless and until the same are surrendered to the Trustee for cancellation.

Section 2.8. Ownership. The Person in whose name any Note shall be registered shall be deemed and treated as the owner thereof for all purposes of this Indenture and neither the Company nor the Trustee shall be affected by any notice to the contrary.

Payment of or on account of the principal of premium, if any, and interest on such Note shall be made only to or upon the order in writing of such registered owner. For the purpose of any request, direction or consent hereunder, the Company and the Trustee may deem and treat the registered owner of any Note as the owner thereof without production of such Note.

SECTION 3.        PARTICULAR COVENANTS OF THE COMPANY.

The Company covenants with the Trustee for the benefit of the Trustee and the holders of the Notes as follows:

Section 3. 1. Payment of Principal, Premium and Interest. The Company will duly and punctually pay, or cause to be paid, the Principal of, premium, if any, and interest on, each and every Note, at the dates and the places and in the manner mentioned in the Notes and in this Indenture, according to the true intent and meaning thereof and hereof.

Section 3.2. Office for Notices. The Company will keep an office while any of the Notes issued hereunder are outstanding, al[ Hampton, New Hampshire where notices, presentations and/or demands to or upon the Company in respect of said Notes, the Mortgage or this Indenture may be given or made, until such time as the Company shall so notify the Trustee and the holders of the Note,; of any change of location of such office.

Section 3.3. Mortgage Covenants. Each and all of the terms, provisions, restrictions, covenants and agreements set forth in the Mortgage, and in each and every supplement thereto or amendment thereof which may at any time or from time to time be executed and delivered by the parties thereto or their successors and assigns, are incorporated herein by reference to the same extent as though each and all of said terms, provisions, restrictions, covenants and agreements were fully set out herein and as though any amendment or supplement to the Mortgage were fully set out in an amendment or supplement to this Indenture; and the Company does hereby covenant and agree well and truly to abide by, perform and be governed and restricted by each and all of the matters provided for by the Mortgage and so incorporated herein to the same extent and with the same force and effect as if each and all of said terms, provisions, restrictions, covenants and agreements so incorporated herein by reference were set out and repeated herein at length.

Section 3.4. Corporate Existence, Etc. The Company will preserve and keep in force and effect its corporate existence and all licenses and permits necessary to the proper conduct of its business, provided that the foregoing shall not prevent any transaction permitted by Section 3.8.

Section 3.5. Insurance. The Company will maintain or cause to be maintained insurance coverage, by financially sound and[ reputable insurers in such forms and amounts and against such risks as are customary for corporations of established reputation engaged in the same or a similar business and owning and operating similar properties. Notwithstanding the foregoing, the Company shall maintain or cause to be maintained insurance with respect to the Mortgaged Property in accordance with Article 5 of the Lease and Section
2.6 of the Mortgage.

Section 3.6. Taxes, Claims for Labor and Materials, Compliance with Laws. The Company will promptly pay and discharge all lawful taxes, assessments and governmental charges or levies imposed upon the Company, or upon or in respect of all or any part of the property or business of the Company, all trade accounts payable in accordance with usual and customary business terms, and all claims for work, labor or materials, which if unpaid might become a lien or charge upon any property of the Company; provided the Company shall not be required to pay any such tax, assessment, charge, levy, account payable or claim if (i) the validity, applicability or amount thereof is being contested in good faith by appropriate actions or proceedings which will prevent the forfeiture or sale of any property of the Company or any material interference with the use thereof by the Company, and (ii) the Company shall set aside on its books, reserves deemed by it to be adequate with respect thereto. The Company will promptly comply with all laws, ordinances or governmental rules and regulations to which it is subject, including without limitation, the Occupational Safety and Health Act of 1970, as amended, ERISA and all laws, ordinances, governmental rules and regulations relating to environmental protection in all applicable jurisdictions, the violation of which would materially and adversely affect the properties, business, prospects, profits or condition of the Company.

Section 3.7. Maintenance, Etc. The company will maintain, preserve and keep its properties which are used or useful in the conduct of its
business (whether owned in fee or a leasehold interest)	in good repair and
working order and from time to time will make all necessary repairs, replacements, renewals and additions so that at all times the efficiency thereof shall be maintained.

Section 3.8. Merger, Consolidation and Dispositions of Asset. The Company will not consolidate with or be a party to a merger with, or sell, lease or otherwise dispose of all or substantially all of its property to, any other Person, provided, however, that the Company may consolidate or merge with, or dispose of all or substantially all of its property to, any other entity if (i) in the case of a merger or consolidation, the Company shall be the surviving or continuing entity (the "Successor Company") and at the time of such consolidation or merger and after giving effect thereto no Default or Event of Default shall have occurred and be continuing or (ii) if than Successor Company is not the Company, the Successor Company shall (A) expressly assume in writing the due and punctual performance and observance of all the terms, covenants, agreements and conditions of the Transaction Documents to be performed or observed by the Company to the same extent as if such Successor Company had been the original party thereto and (B) furnish a true and complete copy of the assumption agreement to each holder of Notes, together with an Opinion of Counsel opining favorably as to the due authorization, execution, delivery and enforceability of the assumption agreement and the enforceability of the Guaranty Agreement after giving effect to such assumption.

Section 3.9. Repurchase of Notes. Neither the Company nor any Subsidiary or Affiliate, directly or indirectly, may repurchase or make any offer to repurchase any Notes unless the offer has been made to repurchase Notes, pro rata, from all holders of the Notes at the same time and upon the same terms. In case the Company or any Subsidiary repurchases any Notes, such Notes shall thereafter be cancelled and no Notes shall be issued in substitution therefor.

Section 3. 1 0. Rights of Inspection. The Company will permit the Trustee, each Initial Purchaser, so long as it is a holder of Notes, and each Institutional Holder of the then outstanding Notes (or such Persons as the Trustee, such Initial Purchaser or such Institutional Holder may designate) to visit and inspect, under the Company's guidance, any of the properties of the Company, to examine all of its books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss its affairs, finances and accounts with its officers, employees, and independent public accountants (and by this provision the Company authorizes said accountants to discuss with such parties the finances and affairs of the Company) all at such reasonable times and as often as may be reasonably requested. The Company shall not be required to pay or reimburse the Trustee, such Initial Purchaser or any such Institutional Holder for expenses which the Trustee, such Initial Purchaser or any such Institutional Holder may incur in connection with any such visitation or inspection, except that if such visitation or inspection is made during any period when an Event of Default shall have occurred and be continuing, the Company agrees to reimburse the Trustee, such Initial Purchaser or such Institutional Holder for all such expenses promptly upon demand.

Section 3. 1 1. Right of Trustee to Perform Covenants, Etc. If the Company shall fail to make any payment or perform any act required to be made or performed hereunder, the Trustee, after five days' prior written notice to the Company and without waiving or releasing any obligation or Default, may (but shall be under no obligation to) at any time thereafter make such payment or perform such act for the account and at the expense of the Company, and may enter upon the Mortgaged Property or any part thereof for such purpose and take all such action thereon as, in the opinion of the Trustee, may be necessary or appropriate therefor. All sums so paid by the Trustee and all costs and expenses (including without limitation, reasonable attorneys' fees and expenses) so incurred, together with interest thereon at the rate of 9.00% per annum from the date of payment or incurrence, shall be secured hereby in priority to the indebtedness evidenced by the Notes and shall be paid by the Company to the Trustee on demand. The Trustee in making any payment authorized under this Section relating to taxes or assessments may do so according to any bill, statement or estimate procured from the appropriate public office without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax assessment, sale, forfeiture, tax lien or title or claim thereof.

SECTION 4. POSSESSION, USE, SUBSTITUTION AND RELEASE OF PROPERTY.

Section 4. I. Company's Right of Possession. Provided no Default or Event of Default has occurred and is continuing, the Company shall be suffered and permitted to remain in full possession, enjoyment and control of the Mortgaged Property subject always to the observance and performance of the terms of this Indenture and the Mortgage.

Section 4.2. Release of Mortgaged Property; Consent of Noteholders. In addition to the release of Mortgaged Property pursuant to Section 3.2 of the Mortgage, the Company may sell or otherwise dispose of any Mortgaged Property then subject to the lien of this Indenture or any indenture supplemental hereto, and the Trustee shall release the same from the lien hereof or thereof to the extent and on the terms and upon compliance with the conditions provided for in any written consent given thereto at any time or from time to time by the holder or holders of all of the then outstanding Notes.

SECTION 5.	PREPAYMENT OF NOTES.

Section 5. I.	Required Prepayment without Premium in the Event of Casualty
or Condemnation.  In	the event of a casualty or condemnation of all or a
portion of the Mortgaged Property which results in a termination of the Lease, the Company shall prepay the Notes in whole, but not in part, by payment of the principal amount of the Notes then outstanding, together with accrued interest thereon to the date of such prepayment, which prepayment shall be made taking into account the proceeds paid under any insurance policies carried pursuant to the Mortgage, but without premium.

Section 5.2. Optional Prepayment with Premium. The Company shall have the privilege, on any scheduled installment date referred to in Section 2. 1 (b) which occurs after August 1, 2000, of prepaying the Notes in whole, or in part (but if in part in a minimum principal amount of $100,000), by payment to the holders of the Notes of the principal amount of the Notes then outstanding, and accrued interest thereon, to the date of prepayment, together with a premium equal to the Make-Whole Amount, determined as of five business days prior to the date of such prepayment pursuant to this
 Section 5.2.

Section 5.3. Notice of Optional Prepayments. The Company will give written notice of any optional prepayment of any of the Notes to each holder (with a copy to the Trustee) not less than 30 days nor more than 60 days before the date fixed for such optional prepayment in the case of any prepayment pursuant to Section 5.2 hereof in any such case specifying (a) such date, (b) the Section of this Indenture under which the prepayment is to be made, (c) the principal amount of the holder's Notes to be prepaid on such date, and (d) the estimated premium, if any, and accrued interest applicable to the prepayment. Such notice of prepayment shall also certify all facts which are conditions precedent to any such prepayment. Notice of prepayment having been so given, the aggregate principal amount of the Notes specified in such notice, together with premium, if any, and accrued interest thereon shall become due and payable on the prepayment date specified in said notice. Not later than two business days prior to the prepayment date specified in such notice, the Company shall provide each holder of a Note written notice of the premium, if any, payable in connection with such prepayment and, whether or not any premium is payable, a reasonably detailed computation of the Make-Whole Amount.

Section 5.4. Allocation of Prepayments. The aggregate principal amount of each required or optional partial prepayment of the Notes shall be allocated in units of $1,000 or multiples thereof among the holders of the Notes to be prepaid at the time outstanding in proportion, as nearly as practicable, to the respective unpaid principal amounts of the Notes to be prepaid then outstanding, with adjustments, to the extent practicable, to equalize for any prior prepayments not in such proportion. Partial optional prepayments shall be credited in each case first against the principal of the Notes due on final maturity of the Notes and then against the principal portion of the installments due on the Notes in the inverse order of the due dates thereof.

Section 5.5. Amortization Schedules. On the date of the optional partial prepayment of any Note, the Company shall deliver to the Trustee an amortization schedule with respect to such Note setting forth the number of the remaining installment payments to be made on such Note after the date of such partial prepayment, the unpaid principal balance of such Note after each such installment payment and the revised allocation of principal and interest of each such installment. The Trustee shall deliver one such copy of the applicable schedule to the holder of each such Note at its address set forth in the Register.

SECTION 6.        APPLICATION OF AMOUNTS RECEIVED BY TRUSTEE.

If an Event of Default has occurred and is continuing to the knowledge of the Trustee, all amounts received by the Trustee, whether received as Base Rent or Additional Rent (or interest thereon) under the Lease, or otherwise, shall be applied in the manner provided for in Section 7 hereof in respect of proceeds and avails of the Mortgaged Property.

SECTION 7.        EVENTS OF DEFAULT AND REMEDIES THEREFOR.

Section 7. 1. Events of Default. Any one or more of the following shall constitute an "Event of Default" as the term is used herein:

(a)	Default shall occur in the payment of principal, premium or interest on any Note when the same shall have become due and such Default shall continue for five days; or

(b)	Default shall occur in the observance or performance of any
provision of this Indenture or any provision of the Note Purchase Agreements, the Mortgage, the Lease Assignment or the Guaranty Agreement and such default continues for 30 days or more after the earlier of (i) the day on which the Company first obtains knowledge of such default or (ii) the day on which written notice thereof is given to the Company by the Trustee or any holder of a Note; or

(c)	any of the Mortgage, the Lease, the Lease Assignment or the Guaranty
Agreement shall cease to be in full force and effect; or

(d)	Default shall occur under any indenture, agreement or other
instrument under which the Guarantor or any Subsidiary has indebtedness for borrowed money outstanding thereunder which individually or in the aggregate exceeds $5,000,000 in principal amount and either (i) such indebtedness shall have been accelerated so that the same shall be or become due and payable prior to the date on which the same would otherwise have become due and payable or (ii) such default shall be a payment default which is not paid at the final maturity of such indebtedness; or

(e)	If any representation or warranty made by the Company or the
Guarantor in the Note Purchase Agreements, or made by the Company or the Guarantor in any statement or certificate furnished by the Company or the Guarantor in connection with the consummation of the issuance and delivery of the Notes or furnished by the Company or the Guarantor pursuant to any Transaction Document, is untrue in any material respect as of the date of the issuance or making thereof; or

(f)	If any representation or Warranty made by the Tenant in the SNDA
Agreement or the Estoppel Certificate referred to in Section 3.3 of the Note Purchase Agreements prove untrue in any material respect as of the date of issuance or making thereof which causes a material loss or damage to a holder of the Notes; or

(g)	The Company or the Guarantor becomes insolvent or bankrupt, or makes an assignment for the benefit of creditors, or the Company or the Guarantor causes or suffers an order for relief to be entered with respect to it under applicable Federal bankruptcy law or applies for or consents to the appointment of a custodian, trustee or receiver for the Company or the Guarantor or for the major part of the property of any of them; or

(h)	A custodian, trustee or receiver is appointed for the Company or the
Guarantor or for the major part of the property of any of them and is not discharged within 30 days after such appointment; or

(i) Bankruptcy, reorganization, arrangement or insolvency proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company or the Guarantor and, if instituted against the Company or the Guarantor, are consented to or are not dismissed within 60 days after such institution.

Section 7.2. Notice to Holders and the Trustee. When any Event of Default described in the foregoing Section 7.1 has occurred and is continuing, or if any holder of a Note gives any notice or takes any other action with respect to a claimed default, the Company agrees to give notice within three business days of such event to all holders of the Notes then outstanding and to the Trustee and the holders of the Notes, such notice to be in writing and sent by registered or certified mail or by telegram.

Section 7.3. Acceleration of Maturities. When any Event of Default described in paragraph (a) of Section 7.1 has happened and is continuing, the Trustee, at the direction of any holder of the Notes, shall or any holder of a Note may, and when any Event of Default described in paragraphs
(b) through (f), inclusive, of said Section 7.1 has happened and is continuing, the Trustee, at the direction of the holder or holders of 25% or more of the principal amount of Notes at the time outstanding (the "25% Holders") shall, and the 25% Holders, by notice in writing sent by registered or certified mail to the Company, may (and to the Trustee if such notice is delivered by a holder or holders of Notes), declare the entire principal and all interest accrued on all Notes to be, and all Notes shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. When any Event of Default described in paragraph
(g), (h) or (i) of Section 7.1 has occurred, then all outstanding Notes shall immediately become due and payable without presentment, demand or notice of any kind. Upon the Notes becoming due and payable as a result of any Event of Default as aforesaid, the Company will forthwith pay, or cause to be paid, to the Trustee the entire principal and interest accrued on the Notes and, to the extent not prohibited by applicable law, an amount as liquidated damages for the loss of the bargain evidenced hereby (and not as a penalty) equal to the Make-Whole Amount, determined as of the date on
which the Notes shall so become due and payable.   No course of dealing on
the part of any holder of a Note nor any delay or failure on the part of any holder of ;i Note to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. The Company further agrees, to the extent permitted by law, to pay to the holder or holders of the Notes all costs and expenses incurred by them in the collection of any Notes upon any default hereunder or thereon, including reasonable compensation to such holder's or holders' attorneys for all services rendered in connection therewith.


Section 7.4. Rescission of Acceleration. The provisions of Section 7.3 are subject to the condition that if the principal of and accrued interest on all or any outstanding Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in paragraphs
(a) through (f), inclusive, of Section 7.3, the Trustee, at the direction of the holders of 66-2/3% in ;aggregate principal amount of the Notes then outstanding (the "66-2/3% Holders") shall, and the 66-2/3% Holders may, by written instrument filed with the Company (and with the Trustee if such instrument is filed by a holder or holders of the Notes), rescind and annul such declaration and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

(a)	no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Indenture;

(b)	all arrears of interest upon all the Notes and all other sums payable under the Notes and under this Indenture (except any principal, interest or premium on the Notes which has become due and payable solely by reason of such declaration under Section 7.3) shall have been duly paid; and
(c)	each and every other Default and Event of Default shall have been made good, cured or waived pursuant to Section 9.2;

and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereto.

Section 7.5.	Remedies.  In case of tube happening and continuance of an
Event of Default the Trustee from time to time in its discretion may
exercise, in addition to the acceleration rights   described in Section
7.3 above and all other rights and powers described herein or permitted under applicable law, all or any of the following remedies as it may deem best for the protection and enforcement of the interests and rights of the Trustee and of the holders of the Notes then outstanding:

(a)	the Trustee may in its own name and as trustee of an express trust protect and enforce its rights and the rights of the holders of the Notes by bringing such actions, at law or in equity or before an, administrative tribunal, as the Trustee, being advised by counsel, shall deem appropriate, including, without limitation, actions for the specific performance of any covenant hereof, or of the Notes, for the foreclosure of the Mortgage and for enforcement of the Guaranty Agreement; and the Trustee shall be entitled, in its own name and as trustee of an express trust, to recover judgment for any and all sums then, or upon any Event of Default, becoming due and payable by the Company under any provision hereof or of the Notes or Mortgage, including, without limitation, any deficiency in the payment of all amounts due under the provisions hereof or of the Notes or Mortgage, remaining after any sale of the Mortgaged Property in foreclosure proceedings or by virtue of the Trustee's power of sale or otherwise, and, in addition thereto, such amounts as shall be sufficient to cover the reasonable costs and expenses of collection, including reasonable attorneys' fees, and of other proceedings hereunder, and to collect out of the Mortgaged Property in any manner provided by law all amounts adjudged or decreed to be payable;

(b)	the Trustee as a matter of contract right and not as a penalty shall
be entitled to	the appointment of a receiver of, or may enter upon and take possession of, all or any part of the Mortgaged Property and such receiver or the Trustee shall thereupon be entitled to operate all or any part of the Mortgaged Property and to make all expenditures and to take all actions necessary or desirable therefor, and to collect and retain all income and earnings arising from such Mortgaged Property or business and to apply any such income and earnings as provided in Section 7.8 in respect of the proceeds of a sale of Mortgaged Property;

(c)	the Trustee may, with or without entry as aforesaid, sell all or any
part of the Mortgaged	Property at public or private sale, upon such
notice, in such manner, at such time or	times, and upon such terms
consistent with the applicable laws of the respective States wherein such Mortgaged Property is located, as the Trustee may determine; and

(d)	the Company, to the extent permitted by law, shall not claim any rights under any stay, valuation, exemption or extension law, and hereby waives any right of redemption which it may have in respect of the Mortgaged Property.

Section 7.6. Foreclosure and Sale of Mortgaged Property. In the event of any sale made under or by virtue of this Indenture, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or decree of foreclosure and sale, the whole of the Mortgaged Property may be sold in one parcel and as an entirety, or in separate parcels or lots, as the Trustee may reasonably determine, or as the Trustee may be directed by the written direction of the holders of not less than a majority in principal amount of the Notes then outstanding.

Section 7.7. Adjournment of Sale. The Trustee may adjourn from time to time any sale by it to be made under the provisions of this Indenture, by announcement at the time and place appointed for such sale or for such adjourned sale or sales; and, except as otherwise provided by law, the Trustee, without further notice or publication, may make such sale at the time and place to which the same shall be so adjourned.

Section 7.8. Trustee May Execute Conveyances and Deliver Possession; Sale a Bar. Upon the completion of any sale or sales made under or by virtue of this Indenture, the Trustee shall execute and deliver to the accepted purchaser or purchasers a good and sufficient deed, or good and sufficient deeds, and other instruments conveying, assigning and transferring all its estate, right, title and interest in and to the Mortgaged Property, privileges and rights so sold. The Trustee is hereby irrevocably appointed the true and lawful attorney-in-fact of the Company, in its name and stead or in the name of the Trustee, to make all necessary conveyances, assignments, transfers and deliveries of the premises and the Mortgaged Property, privileges and rights so sold and for that purpose the Trustee may execute all necessary deeds and instruments of assignment and transfer, and may substitute one or more Persons with like power, the Company hereby ratifying and confirming all that its said attorneys or such substitute or substitutes shall lawfully do by virtue hereof. Nevertheless, the Company, if so requested in writing by the Trustee, shall ratify and confirm any such sale or sales by executing and delivering to the Trustee or to such purchaser or purchasers all such instruments as may be advisable, in the judgment of the Trustee, for the purpose and as may be designated in such request.

Any such sale or sales made under or by virtue of this Indenture, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, shall operate to divest all estate, right, title, interest, claim or demand whatsoever, whether at law or in equity, of the Company, in and to the premises, Mortgaged Property, privileges and rights so sold, and shall be a perpetual bar both at law and in equity against the Company, its successors and assigns, and against any and all Persons claiming or who may claim the same, or any part thereof from, through or under the Company, its successors or assigns to the exercise or assertion of any right, title or interest to such premises, Mortgaged Property, privileges and rights and to challenges regarding the right, title and interest of the purchasers thereof.


Section 7.9. Receipt Sufficient Discharge for Purchaser. The receipt of the Trustee or of the court officer conducting any such sale for the purchase money paid at any such sale shall be a sufficient discharge therefor to any purchaser of the Mortgaged Property, or any part thereof, sold as aforesaid; and no such purchaser or his representatives, grantees or assigns, after paying such purchase money and receiving such receipt, shall be bound to see the application of such purchase money upon or for any trust or purpose of this Indenture, or shall be answerable in any manner whatsoever for any loss, misapplication or nonapplication of any such purchase money or arty part thereof, nor shall any such purchaser be bound to inquire as to the necessity or expediency of any such sale.

Section 7. 1 0. Sale to Accelerate Notes. In the event of any sale made under or by virtue of this Indenture, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a valid judgment or decree of foreclosure and sale, the principal of the Notes, if not previously due, immediately thereupon shall become due and payable, anything in the Notes or in this indenture to the contrary notwithstanding.

Section 7. 1 1. Application of Proceeds of Sale and Other Amounts. The purchase money proceeds or avails of any such sale, together with any amounts received by the Trustee as a result of an acceleration of the Notes and any other sums which then may be held by the Trustee under this Indenture as part of the Mortgaged Property or the proceeds thereof or under the Guaranty Agreement, whether under the provisions of this Section 7 or otherwise, shall be applied as follows:

First:	To the payment pro rata of the reasonable costs and expenses of foreclosure or suit, if any, and of such sale, and to the extent permitted by applicable law, the reasonable compensation of the Trustee, its agents, attorneys and counsel, and of all proper expenses, liability and advances incurred or made hereunder by the Trustee, and of all taxes, assessments or liens superior to the lien of these presents, except any taxes, assessments or other superior lien subject to which said sale may have been made;

Second:	To the amount then owing or unpaid on the Notes for principal, premium, if any, and interest; and in case such proceeds shall be insufficient to pay in full the whole amount so due, owing or unpaid upon the Notes, then ratably according to the aggregate of such principal and the accrued and unpaid interest and premium, if any, with application on each Note to be made, first, to the unpaid principal thereof, second, to unpaid premium, if any, thereon, and third, to unpaid interest thereon;

Third:	To the payment of any other sums required to be paid by the Company pursuant to any provision of this Indenture, the Mortgage, the Lease Assignment, the Notes or any other instrument given to secure the Notes; and

Fourth:	To the payment of the surplus, if any, to the Company, its
successors or assigns.

Section 7.12. Purchase of Trust Estate. Upon any sale made under or by virtue of this Indenture, whether made under the power of sale herein granted or under or by virtue of judicial proceedings or of a judgment or decree of foreclosure and sale, the Trustee or any holder or holders of the Notes may bid for and purchase the Mortgaged Property being sold, and upon compliance with the terms of sale, may hold, retain and possess and dispose of such Mortgaged Property in its or their own absolute right without further accountability; and any purchaser at any such sale may, in paying the purchase price, turn in any of the Notes in lieu of cash to the amount which shall, upon distribution of the net proceeds of such sale, be payable thereon. Said Notes, in case the amounts so payable thereon shall be less than the amount due thereon, shall be returned to the holders thereof after a notation of such partial payment shall have been made thereon.

Section 7.13. Trustee Entitled to Appointment of Receiver. The Company further covenants that upon the happening of any Event of Default and thereafter during the continuance of such Event of Default unless the same shall have been waived as hereinafter provided, the Trustee shall be entitled, as a matter of right, if it shall so elect, (a) forthwith and without declaring the principal of the Notes to be due and payable, or (b) after declaring the same to be due and payable, or (c) upon the filing of a bill in equity to foreclose this Indenture or to enforce the specific performance hereof or in aid thereof or upon the commencement of any other judicial proceeding to enforce any right of the Trustee or of the holders of the Notes, to the appointment of a receiver or receivers of the Mortgaged Property and of all the earnings, revenues, rents, issues, profits and income thereof, with such powers as the court making such appointment shall confer. The Company, if requested so to do by the Trustee, will consent to the appointment of any such receiver as aforesaid.

Section 7.14. Trustee May Enforce Rights without Notes. All rights of action under this Indenture or under any of the Notes may be enforced by the Trustee without the possession of any of the Notes and without the production thereof at any trial or other proceedings relative thereto. Any such suit or proceedings instituted by the Trustee shall be brought in its own name or as Trustee, and any recovery of judgment shall be, subject to the rights of the Trustee, for the ratable benefit of the holders of the Notes outstanding.

Section 7.15.	Limitation on Noteholders' Right to Sue.  No holder of any
Note shall have any right to institute any suit, action or proceeding at law
or in equity growing out of any provision of	this Indenture, or for the
foreclosure or enforcement of this Indenture, unless and until	an Event of
Default shall have occurred and is continuing and unless and until such holder shall have previously given to the Trustee written notice of the happening of such Event of Default and of the continuance thereof as hereinbefore provided, and also (except as hereinafter provided) unless and until the holders of at least 25% in principal amount of the Notes then outstanding shall have made written request upon the Trustee and shall have afforded to it a reasonable opportunity to institute such action, suit or proceeding in its own name, and unless also the Trustee :;hall have been offered security and indemnity satisfactory to it against the costs, expenses and liabilities to be incurred therein or thereby, and the Trustee shall have neglected or refused to institute any such action, suit or proceeding within a reasonable time after receipt of such notification, request and offer of indemnity; and such notification, request, offer of indemnity and refusal or neglect are hereby declared in every such case to be conditions precedent to the institution by such Noteholder of any such action, suit or proceeding; it being understood and intended and being expressly covenanted by the holder of every Note with every other holder and with the Trustee that no one or more holders of the Notes shall be entitled to take any action or institute any such suit to enforce the payment of his Notes if and to the extent that the taking of such action or the institution or prosecution of any such suit or the entry of judgment therein would under applicable law result in a surrender, impairment, waiver or loss of the lien of this Indenture upon the Mortgaged Property, or any part thereof, as security for Notes held by any other Noteholder, or shall have any right in any manner whatever to affect, disturb or prejudice the rights of the holders of any other of the Notes, or to enforce any right hereunder, except in the manner herein provided, and for the equal, ratable and common benefit of all holders of the Notes. Nothing in this Section 7 or elsewhere in this Indenture or in the Notes contained, however, shall affect or impair the obligation of the Company, which is unconditional and absolute, to pay the principal of, and premium, if any, and the interest on, the Notes to the respective holders of the Notes, in the manner and at the time and places therein respectively expressed, nor shall it affect or impair the right of the respective holders of the Notes, by an action at law upon the promises to pay therein contained, to enforce such payment.

Section 7.16. Remedies Cumulative. No remedy herein conferred upon or reserved to the Trustee or to the holders of the Notes is intended to be exclusive of any other remedy or remedies, and each and every such remedy shall be cumulative, and shall be in addition to every other remedy given hereunder or now or hereafter existing at law or in equity or by statute.

Section 7.1 7. Delay or Omission Not a Waiver. No delay or omission of the Trustee, or of any holder of the Notes, to exercise any right or power accruing upon any Event of Default, shall impair any such right or power, or shall be construed to be a waiver of any such Event of Default or an acquiescence therein; and every power and remedy given by this Indenture to the Trustee or to the holders of the Notes may be exercised from time to time and as often as may be deemed expedient by the Trustee or by the holders of the Notes.

Section 7.18. Waiver of Extension, Appraisement, Stay, Laws. The Company will not at any time insist upon, or plead, or in any manner whatever claim or take any benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants and terms of performance of this Indenture; nor claim, take or insist upon any benefit or advantage of any law now or hereafter in force providing for the valuation or appraisement of the Mortgaged Property, or any part thereof, prior to any sale or sales thereof which may be made pursuant to any provision herein contained, or pursuant to the decree, judgment or order of any court of competent jurisdiction; nor after any such sale or sales, claim or exercise any right under any statute heretofore or hereafter enacted by the United States of America or by any state or territory, or otherwise, to redeem the Mortgaged Property so sold or any part thereof; and the Company hereby expressly waives all benefits or advantage of any such law or laws, and covenants not to hinder, delay or impede the execution of any power herein granted or delegated to the Trustee, but to suffer and permit the execution of every power as though no such law or laws had been made or enacted.

Section 7.19.	Control of Remedies by Noteholders.  Notwithstanding any
other provision of this	Section 7, the holders of at least 66-2/3% in
principal amount of the Notes from time to time	outstanding shall have the
right, by an instrument in writing delivered to the Trustee, to determine which of the remedies, if any, herein set forth shall be adopted, to direct the time, method and place of conducting all proceedings to be taken under the provisions of this Indenture for the enforcement thereof or of the Notes and to rescind any such direction; provided, however, that the Trustee shall have the right to decline to follow any such direction if the Trustee shall be advised by counsel that the action or proceeding so directed may not lawfully be taken or would be unjustly prejudicial to holders of Notes not parties to such direction.

Section 7.20.	Trustee May File Proofs of Claims.  The Trustee is hereby
appointed, and each and every	holder of the Notes, by receiving and
holding the same, shall be conclusively deemed	to have appointed the
Trustee the true and lawful attorney-in-fact of such holder, with authority to make or file, in its own name as trustee of an express trust or otherwise as it shall deem advisable, in any receivership, insolvency, liquidation, bankruptcy, arrangement, reorganization or other judicial proceedings relative to the Company or any other obligor upon the Notes or to their respective creditors or to the Mortgaged Property, any and all claims, proofs of debt, petitions, consents, other documents and amendments of any thereof, as may be necessary or advisable in order to have the claims of the Trustee and of the holders of the Notes allowed in any such proceeding, and to collect and receive any moneys or other Property payable or deliverable on any such claim, proof of debt, petition or other document and to distribute the same after the deduction of the charges and expenses of the Trustee, and to execute and deliver any and all other papers and documents and to do and perform any and all other acts and things, as they may deem necessary or advisable in order to enforce in any such proceedings any of the claims of the Trustee and of any such holders in respect of any of the Notes; and any receiver, assignee, trustee or debtor in any such proceedings is hereby authorized, and each and every holder of the Notes, by receiving and holding the same, shall be deemed to have authorized any such receiver, assignee, trustee or debtor, to make any such payment or delivery to or on the order of the Trustee, and in the event that the Trustee shall consent to the making of such payments or deliveries directly to the holders of the Notes to pay to the Trustee any amount due them for compensation and expenses, including counsel fees, incurred by them down to the date of such payment or delivery; provided, however, that nothing herein contained shall be deemed to authorize or empower the Trustee to consent to or accept or adopt, on behalf of any holder of Notes, any plan of reorganization or readjustment of the Company affecting the Notes or the rights of any holder thereof, or to authorize or empower the Trustee to vote in respect of the claim of any holder of any
Note in any such proceedings.

Section 7.21. Remedies Subject to Provisions of Law. All rights, remedies and powers provided by this Section 7 may be exercised only to the extent that the exercise thereof does not violate any applicable provision of law in the premises, and all the provisions of this Section 7 are intended to be subject to all applicable mandatory provisions of law which may be controlling in the premises and to be limited to the extent necessary so that they will not render this Indenture invalid or unenforceable under the provisions of any applicable law.

SECTION 8. CONCERNING THE TRUSTEE.

The Trustee accepts the trusts hereunder and agrees to perform the same, but only upon the terms and conditions hereof, including the following, to all of which the Company and the respective holders of the Notes at any time outstanding by their acceptance thereof agree:

Section 8. 1. Duties of Trustee. The Trustee undertakes (a) except while an Event of Default of which the Trustee has acquired knowledge in the manner specified in Section 8.2(g) hereof shall have occurred and be continuing, to perform such duties and only such duties as are specifically set forth in this Indenture, and (b) while an Event of Default of which the Trustee has acquired knowledge in the manner specified in Section 8.2(g) shall have occurred and be continuing, to exercise such of the rights and powers as are vested in it by this Indenture, and to use the same degree of care and skill in its exercise as a prudent person would exercise or use under the circumstances in the conduct of such person's own affairs.

The Trustee, upon receipt of instruments furnished to the Trustee pursuant to the provisions of this Indenture, shall examine the same to determine whether or not such instruments appear to conform to the requirements of this Indenture.

Section 8.2. Trustee Liability. No provision of this Indenture shall be construed to relieve the Trustee from liability for its own negligent action, negligent failure to act, or its own willful misconduct, except that:

(a)	unless an Event of Default shall have occurred and be continuing, the Trustee shall not be liable except for the performance of such duties as are specifically set forth in this Indenture and no implied covenants or obligations shall be read into this Indenture against the Trustee but the duties and obligations of the Trustee shall be determined solely by the express provisions of this Indenture; and

(b)	in the absence of bad faith on the part of the Trustee, the Trustee may rely upon the authenticity of, and the truth of the statements and the correctness of the opinions expressed in, and shall be protected in acting upon, any resolution, Officers' Certificate, Opinion of Counsel, Note, request, notice, consent, waiver, order, signature guaranty, notarial seal, stamp, acknowledgment, verification, appraisal, report, stock certificate, or other paper or document believed by the Trustee to be genuine and to have been signed, affixed or presented by the proper party or parties; and

(c)	in the absence of bad faith on the part of the Trustee, whenever the
Trustee, or any of its agents, representatives, experts or counsel, shall consider it necessary or desirable that any matter be proved or established, such matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by an Officers' Certificate; provided, however, that the Trustee, or such agent, respectively, expert or counsel, may require such further and additional evidence and make such further investigation as it or they may consider reasonable; and

(d)	the Trustee may consult with counsel and the advice or opinion of such counsel shall be full and complete authorization and protection in respect of any action taken or suffered hereunder in good faith and in accordance with such advice or opinion; and

(e)	the Trustee shall not be liable with respect to any action taken or omitted to be taken by them in good faith in accordance with any direction or request of a holder or holders of the Notes with which the Trustee is required by the provisions hereof to comply; and

(f)	the Trustee shall not be liable for any error of judgment made in good faith by an officer of the Trustee unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts; and

(g)	the Trustee shall not be deemed to have knowledge of any Default or
Event of Default until it has received written advice thereof from the holder of any Note; and

(h)	whether or not an Event of Default shall have occurred, the Trustee shall not be under any obligation to take any action under this Indenture (including action under Section 7.16 hereof) which may tend to involve it in any expense or liability, the payment of which within a reasonable time is not, in its reasonable opinion, assured to it by the security afforded to it by the terms of this Indenture, unless and until requested in writing so to do by one or more holders of Notes outstanding hereunder and furnished, from time to time as it may require, with reasonable security and indemnity;
and

(i)	whether or not an Event of Default shall have occurred whenever it is provided in this Indenture that the Trustee consents to any act or omission by any person or that the Trustee exercise its discretion in any manner, the Trustee may (but need not) seek the written acquiescence of the holders of 66-2/3% in principal amount of the Notes then outstanding and, unless written evidence of such acquiescence has been received by the Trustee, it shall be fully justified in refusing so to consent or so to exercise its discretion.

Section 8.3. No Responsibility of Trustee For Recitals. The recitals and statements contained herein and in the Notes (except for the Trustee's certificate of authentication endorsed on the Notes) shall be taken as the recitals and statements of the Company, and the Trustee assumes no responsibility for the correctness of the same.

The Trustee makes no representation as, to the validity or sufficiency of this Indenture, or of the Notes secured hereby, the security hereby or thereby afforded, the title of the Company to the Mortgaged Property or the descriptions thereof, or the filing or recording or registering of any of the Mortgage or any, other document.

The Trustee shall not be concerned with or accountable to anyone for the use or application of any deposited moneys which shall be released or withdrawn in accordance with the provisions of this Indenture or of any Property or Securities or the proceeds thereof which shall be released from the lien hereof in accordance with the provisions of this Indenture.

Section 8.4. Compensation and Expenses of Trustee: Indemnification; lien Therefor. The Company covenants to pay to the Trustee; such compensation for its services hereunder as shall be agreed to by the Company and the Trustee, or, in the absence of such agreement, reasonable compensation therefor (which shall not be limited by any provision of law in regard to the compensation of a trustee of an. express trust), and to pay, or reimburse, the Trustee for all reasonable expenses incurred hereunder, including the reasonable compensation, expenses and disbursements of such agents, representatives, experts and counsel as the Trustee may employ in connection with the exercise and performance of its powers and duties hereunder.

The Company will also indemnify and save the Trustee, its agents, employees and representatives, harmless against any expenses (including reasonable attorneys' fees), liabilities and damages, not arising from their own wilful misconduct or gross negligence, which they or any of them may incur in the exercise and performance of their rights, powers, trusts, duties and obligations hereunder.

As security for the performance of the obligations of the Company under this Section 8.4, the Trustee shall be secured hereby in priority to the indebtedness evidenced by the Notes.

Section 8.5. Moneys Received by Trustee; Trust Funds-Segregation. All moneys received by the Trustee under or pursuant to any provision of this Indenture shall constitute trust funds for the purpose for which they were paid or are held, but need not be segregated in any manner from other moneys, and may be held or deposited under such conditions as may be prescribed by law for trust funds.

Section 8.6. Trustee May Hold Notes. The Trustee or any officer or director of the Trustee may acquire and hold Notes, offset funds or deposits with it other than funds held by it as Trustee and otherwise deal with the Company or with any other corporation having relations with the Company, in the same manner and to the same extent and with like effect as though it were not Trustee or such officer or director; provided that nothing contained in this Section 8.6 shall be deemed to modify, amend or waive any of the duties and obligations of the Trustee to the holders of the Notes as set forth in this Indenture.

Section 8.7. Resignation of Trustee. The Trustee may resign and be discharged from the trusts created hereby by delivering notice thereof, by certified mail, return receipt requested, to the Company and all holders of the Notes at the time outstanding, specifying a date (not earlier than 60 days after the date of such notice) when such resignation shall take effect.

Such resignation shall take effect on the day specified in such notice, unless previously a successor Trustee shall have been appointed as provided in Section 8.9, in which event such resignation shall take effect immediately upon the appointment of such successor Trustee.

Section 8.8. Removal of Trustee. The Trustee may be removed at any time, for or without cause, by an instrument or instruments in writing executed by the holders of at least 66-2/3% in aggregate principal amount of the Notes at the time outstanding and delivered to the Trustee with a copy to the Company, specifying the removal and the date when it shall take effect.

Section 8.9. Appointment of Successor Trustee. In case at any time the Trustee shall resign or be removed or become incapable of acting, a
successor Trustee may be appointed by the holders of at	least 66-2/3% in
aggregate principal amount of the Notes at the time outstanding, by an instrument or instruments in writing executed by such holders and filed with such successor Trustee with a copy of such instrument or instruments to the Company.

Until a successor Trustee shall be so appointed by the holders of the Notes, the Company shall appoint a successor Trustee to fill such vacancy, by an instrument in writing executed by any Executive Officer of the Company and delivered to the successor Trustee. If all or substantially all of the Mortgaged Property shall be in the possession of one or more receivers, trustees, liquidators or assignees for the benefit of creditors, then such receivers, trustees, custodians, liquidators or assignees may, by an instrument in writing delivered to the successor Trustee, appoint a successor Trustee. Promptly after any such appointment, the Company, or any such receivers, trustees, custodians, liquidators or assignees, as the case may be, shall give notice thereof by first class mail, postage prepaid, to each holder of Notes at the time outstanding.

Any successor Trustee so appointed by the Company, or such receivers, trustees, custodians, liquidators or assignees shall immediately and without further act be superseded by a successor Trustee appointed by the holders of a majority in aggregate principal amount of the Notes then outstanding.

If a successor Trustee shall not be appointed pursuant to this Section within 90 days after a vacancy shall have occurred in the office of Trustee, the holder of any Note or such retiring Trustee (unless the retiring Trustee is being removed) may apply to any court of competent jurisdiction to appoint a successor- Trustee, and such court may thereupon, after such notice, if any, as it may consider proper, appoint a successor Trustee.

Section 8.10. Succession of Successor Trustee. Any successor Trustee appointed hereunder shall execute, acknowledge and deliver to the Company and the predecessor Trustee an instrument accepting such appointment, and thereupon such successor Trustee, without any further act, deed, conveyance or transfer, shall become vested with the title to the Mortgaged Property, and with all the rights, powers, trusts, duties and obligations of the predecessor Trustee in the trust hereunder, with like effect as if originally named as Trustee herein and such successor Trustee shall execute, deliver and record such instruments as reasonably required by the Company to document such appointment and update any public records.

Upon the request of any such successor Trustee, however, the Company and the predecessor Trustee shall execute and deliver such instruments of conveyance and further assurance and do such other things as may reasonably be required for more fully and certainly vesting and confirming in such successor Trustee the title to the Mortgaged Property and all such rights, powers, trusts;, duties and obligations of the predecessor Trustee hereunder, and the predecessor Trustee shall also assign and deliver to the successor Trustee any property subject to the lien of this Indenture which may then be in its possession.

Any Trustee which has resigned or been. removed shall nevertheless retain all rights of indemnity, including any lien upon the Mortgaged Property afforded to it by Section 8.4.

Section 8. 1 1. Eligibility of Trustee. The Trustee shall be a state or national bank or trust company in good standing, organized under the laws of the United States of America or any State thereof and having a capital, surplus and undivided profits aggregating at least $50,000,000.

In case the Trustee shall cease to be eligible in accordance with the provisions of this Section, the Trustee shall resign immediately in the manner and with the effect specified in Section 8.7.

Section 8.12. Successor Trustee by Merger. Any corporation into which the Trustee may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Trustee shall be a party, or any state or national bank or trust company in any manner succeeding to the corporate trust business of the Trustee as a whole or substantially as a whole, if eligible as provided in Section 8.1 1, shall be the successor of the Trustee hereunder without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything to the contrary contained herein notwithstanding.

SECTION 9.	SUPPLEMENTAL INDENTURES; WAIVERS.

Section 9. I.	Supplemental Indentures without Noteholders' Consent.  The
Company, when authorized by resolution of its Board of Directors, and the Trustee from time to time and at any time, subject to the restrictions in this Indenture contained, may, without consent of the holders of the Notes, enter into an Indenture or indentures supplemental hereto and which thereafter shall form a part hereof for any one or more or all of the following purposes:

(a)	to add to the covenants and agreements to be observed by, and to surrender any right or power reserved to or conferred upon, the Company;

(b)	to evidence the succession of another corporation to the Company, or successive successions, and the assumption by the successor corporation to the covenants, agreements and obligations of the Company; provided that any such succession and assumption is permitted by the terms of this Indenture;

(c)	to subject to the lien of this Indenture additional Property hereafter acquired by the Company or others and intended to be subjected to the lien of the Indenture, and to correct or amplify the description of any Property subject to the lien of this Indenture; or

(d)	for any other purpose not inconsistent with the terms of this
Indenture, or to cure any ambiguity or cure, correct or supplement any defect or inconsistent provision of this Indenture or any supplement;

and the Company covenants to perform all requirements of any such supplemental indenture. No restriction or obligation imposed upon the Company may, except as otherwise provided in this Indenture, be waived or modified by such supplemental indentures, or otherwise.

Section 9.2. Waivers and Consents b)) Noteholders: Supplemental Indentures With Noteholders' Consent. Upon the waiver of consent of the holders of a least 66-2/3% in aggregate principal amount of the Notes at the time outstanding (a) the Company may take any action prohibited, or omit the taking of any action required, by any of the provisions of this Indenture or any indenture supplemental hereto, or (b) the Company, when authorized by resolution of its Board of Directors, and. the Trustee, may enter into an indenture or indentures supplemental hereto for the purpose of adding, changing, or eliminating any provisions of this Indenture or of any indenture supplemental hereto or modifying in any manner the rights and obligations of the holders of the Notes and the Company; provided that no such waiver or supplemental indentures shall:

(i)	impair or affect the right of any holder to receive payments or prepayments of the principal of and payments of the interest and premium,
if any, on its Note, as	therein and herein provided, without the consent of
such holder,

(ii)	permit the creation of any lien prior to, or on a parity with, the lien of this Indenture with respect to any of the Mortgaged Property, without the consent of the holders of all the Notes at the time outstanding,

(iii)	effect the deprivation of any holder of the Notes of the benefit of the lien of this Indenture upon all or any part of the Mortgaged Property without the consent of such holder of the Notes,

(iv)	reduce the aforesaid percentage of the aggregate principal amount of Notes, the holders of which are required to consent to any such waiver
or supplemental	indenture pursuant to this Section, without the consent of
the holders of all of the Notes at the time outstanding, or

(v)	modify the rights, duties or immunities of the Trustee without its consent.

Section 9.3. Notice of Supplemental Indenture. Promptly after the execution by the Company and the Trustee of any supplemental indenture or agreement pursuant to the provisions of Section 9.1 or 9.2 hereof, the Company shall give written notice, setting forth in general terms the substance of such supplemental indenture together with a conformed copy thereof, mailed first class postage prepaid, to each holder of the Notes at its address set forth in the Register. Any failure of the Company to give such notice, or any defect therein, shall not, however in any way impair or affect the validity of any such supplemental indenture or agreement.

Section 9.4. Opinion of Counsel Conclusive as to Supplemental Indenture. The Trustee is hereby authorized to join with the Company in the execution of any such supplemental indenture authorized or permitted by the terms of this Indenture to make the further agreements and stipulations which may be therein contained and the Trustee may receive an Opinion of Counsel and an Officers' Certificate as conclusive evidence that any supplemental indenture executed pursuant to the provisions of this Section 8 complies with the requirements of this Section 9.

SECTION 10. 	ACTION BY NOTEHOLDERS.

Section 10.1.	Evidence of Action by Noteholders.  Whenever in this
Indenture it is provided that the holders of a specified percentage in aggregate principal amount of the Notes may take any action (including the making of any demand or request, the giving of any notice, consent or waiver or the taking of any other action), the fact that at the time of taking any such action the holders of such specified percentage have joined therein may be evidenced by any instrument or any number of instruments of similar tenor executed by holders of the Notes in person or by attorney or proxy appointed in writing.

The holding by any Person of any of the Notes shall be proved by the Register.
SECTION 11.      MISCELLANEOUS PROVISIONS.

Section 11. 1. Indenture for Benefit of Parties Hereto. Nothing in this Indenture, expressed or implied, is intended or shall be construed to confer upon or to give to, any Person other than the parties hereto, and the holders of the Notes, any right, remedy or claim under or by reason of this Indenture or any covenant, condition or stipulation hereof; and the covenants, stipulations and agreements in this Indenture contained are and shall be for the sole and exclusive benefit of the parties hereto, their successors and assigns, and the holders of the Notes.

Section 11.2. Severability. In case arty one or more of the provisions contained in this Indenture or in the Notes shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

Section 11.3. Basis of Opinions of Counsel and Certificates. Any Opinion of Counsel required to be furnished pursuant to any of the provisions of this Indenture may, in lieu of stating the facts required by the provisions hereof, state that the required conditions will be fulfilled on the execution and delivery of designated instruments, which instruments shall be delivered in form approved by such counsel. prior to or concurrently with the taking or suffering by the Trustee of the action as a condition precedent to which such opinion is required to be furnished under the terms of this Indenture.

Any certificate or opinion of an officer of the Company or an accountant may be based, insofar as it relates to legal matters, upon a certificate or opinion of or upon representations by counsel, unless such officer or accountant knows that the certificates or opinions or representations with respect to the matters upon which his opinion may be based as aforesaid are erroneous, or in the exercise of reasonable care should have known that the same were erroneous.

Any certificate or Opinion of Counsel may be based, insofar as it relates to factual matters, on information with respect to which is in the possession of the Company, upon the certificate or opinion of or representations by an officer or officers of the Company unless such counsel knows that the certificate or opinion or representations with respect to the matters upon which his opinion may be based as aforesaid are erroneous, or in the exercise of reasonable care should have known that the same were erroneous.

Section 11.4. Addresses for Notices and Demands. Any notice to or demand upon the Trustee may be served or presented, and such demand may be made, at the principal office of the Trustee, 225 Franklin Street, Boston, MA 02110, Attention: Corporate Trust Department. Any notice to or demand upon the Company shall be deemed to have been sufficiently given or served by the Trustee for all purposes by being mailed by registered or certified mail, postage prepaid, addressed to the Company at 6 Liberty Lane West, Hampton, New Hampshire 03842, Attention: Treasurer, or to the Company at such other address as may be filed in writing by the Company with the Trustee. Any notice or report required by any provision of this Indenture to be given or made to holders of the Notes shall be deemed to have been sufficiently given or made if copies thereof are mailed by registered or certified mail, postage prepaid, in a post office letter box, addressed to each holder of the Notes at the address of such holder set forth in the Register.

Section 11.5. Successors and Assigns. Whenever in this Indenture any of the parties hereto is named or referred to, the successors and assigns of such party shall be deemed to be included, and all the covenants, promises ;and agreements in this Indenture contained by or on behalf of the Company, or by or on behalf of the Trustee, shall bind and inure to the benefit of the respective successors and assigns, whether so expressed or not.

Section 11.6. Counterparts; Descriptive Headings. This Indenture is being executed in any number of counterparts, each of which is an original and all of which are identical. Each counterpart of this Indenture is to be deemed an original hereof and all counterparts collectively are to be deemed but one instrument. The descriptive headings of the several Sections of and Exhibits to this Indenture were formulated, used and inserted in this Indenture for convenience only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

Section II. 7. Governing Law. This Indenture and the Notes shall be governed by and construed in accordance with the laws of the State of New Hampshire.


IN WITNESS WHEREOF, Unitil Realty Corp. has caused this Indenture to be executed on its behalf by its Treasurer and its corporate seal to be hereto affixed and attested by one of its Secretaries; and State Street Bank and Trust Company, in evidence of its acceptance of the trusts hereby created, has caused this Indenture to be executed on its behalf by one of its Assistant Vice Presidents, all as of the date first above written.

UNITIL REALTY CORP.



By /s/ Mark H. Collin
Its Treasurer

STATE STREET BANK AND TRUST COMPANY,
as Trustee
By /s/ Daniel Golden
Its Assistant Vice President


STATE OF NEW HAMPSHIRE

s s
COUNTY OF ROCKINGHAM

I, CAROL R. JACQUES, a Notary Public in and for the County and state aforesaid do hereby certify that Mark H. Collin, personally known to me to be the same person whose name is subscribed to the foregoing instrument, as Treasurer of UNITIL REALTY CORP., a New Hampshire corporation, appeared before me this day in person and acknowledged that he, being thereunto duly authorized, signed, sealed with the seal of said corporation, and delivered the said instrument as the free and voluntary act of said corporation and as his own free and voluntary act, for the uses and purposes therein set forth.
Given under my hand and notarial seal this 22nd day of July, 1997.

/s/ Carol R Jaques
Notary Public

(SEAL)

Commission expires: 7/15/99

Commonwealth of Massachusetts
COUNTY OF SUFFOLK,
I, Frank P. Conrad a Notary Public in and for the County and State aforesaid, do hereby certify that Daniel Golden personally known to me to be the same person whose name is subscribed to the foregoing instrument, as its Asst. Vice President of STATE STREET BANK AND TRUST COMPANY, a Massachusetts trust company, appeared before me this day in person and acknowledged that he, being thereunto duly authorized, signed, sealed with the seal of said Massachusetts trust company, and delivered the said instrument as the free and voluntary act of said Massachusetts trust company and as his own free and voluntary act, for the uses and purposes therein set forth.

Given under my hand and notarial seat this 22nd day of July, 1997.

/s/ Frank P Conrad
Notary Public
(SEAL)
Commission expires: September 15, 2000

                              UNITIL REALTY CORP.

                          8.00% Senior Secured Note

                               Due August 1, 2017

No. R-                                                          1997


UNITIL REALTY CORP., a New Hampshire corporation (the "Company") for value received promises to pay to or registered assigns
the principal sum of

DOLLARS(  )
together with interest on the unpaid principal[ balance from the date hereof until maturity at the rate of 8.00% per annum (computed on the basis of a 360-day year of twelve consecutive 30-day months) in installments equal to this Note's Pro Rata Portion (as defined below) of the following payments, each consisting of interest and principal as set forth on the amortization schedule attached hereto as Annex 1:

(i)	one installment of interest only for the period from and including the date of issue to but not including August 1, 1997, payable on August 1, 1997;

(ii)	two hundred and thirty-nine equal installments, including both principal and interest, each in the amount of $62,733.00 payable monthly on September 1, 1997 and on the first day of each month thereafter to and including July 1, 2017; and

(iii)	a final installment on August 1, 2017 in an amount equal to the entire principal and interest remaining unpaid as of said date.

The term "Pro Rata Portion" of any monthly installment set forth above shall mean an amount equal to the product of such monthly installment multiplied by a faction the numerator of which shall be the face amount :)f this Note and the denominator of which shall be the original aggregate principal amount of the Notes.

The Company further promises to pay interest at the rate of 9.00% per annum on each overdue installment of principal, premium, if any, and (to the extent legally enforceable) upon each overdue installment of interest in each case from and after the due date of each such installment until paid.

Payments of principal, premium, if any, and interest of and on this Note shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts, by check or draft mailed and addressed to the registered holder hereof at the address shown in the register maintained by the Company for such purpose, or, at the option of the holder hereof, at such other place in the United States of America as the holder hereof shall have designated to the Company in writing. Upon any partial prepayment of this Note, the number of said installment payments shall be modified as provided by the Indenture.

This Note is one of the Company's 8.00% Senior Secured Notes (the "Notes"), which are equally and ratably secured by the Indenture of Trust dated as of July 1, 1997 (the "Indenture") from the Company to State Street Bank and Trust Company, as trustee, and the Company. Reference is hereby made to the Indenture for a description of the property thereby mortgaged, conveyed, assigned, affected and specially hypothecated, the nature and extent of the security for the Notes, the rights of the holders of the Notes, the Trustee and the Company in respect of such security and otherwise and the terms upon which the Notes are to be authenticated and delivered. As provided in the Indenture, the aggregate principal amount of Notes issued thereunder equals $7,500,000.

This Note and the other Notes outstanding under the Indenture may be declared due prior to their expressed maturity dates, voluntary prepayments may be made thereon by the Company and certain prepayments are required to be made thereon, all in the events, on the terms and in the manner and amounts as provided in the Indenture.

The terms and provisions of the Indenture and the rights and obligations of the Company and the rights of the holders of the Notes may be changed and modified to the extent permitted by and as provided in the Indenture.

This Note is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Trustee duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Note or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest on this Note shall be made only to or upon the order in writing of the registered holder.

This Note shall not be valid until the certificate of authentication hereon shall have been signed by the Trustee.

IN WITNESS WHEREOF, the Company has caused this Note to be duly executed and its corporate seal to be affixed hereto.

UNITIL REALTY CORP.



Dated:                                 By
Its

[CORPORATE- SEAL]

ATTEST:




Assistant Secretary

This Note is one of the Notes described in the within mentioned Indenture.

STATE STREET BANK AND TRUST COMPANY,
as Trustee



By
Authorized Officer




MORTGAGE AND SECURITY AGREEMIENT
Dated as of July 1, 1997
From

UNITIL REALTY CORP.
(the "Company")
'To

STATE STREET BANK. AND TRUST COMPANY
(the "Mortgagee")






THIS MORTGAGE AND SECURITY AGREEMENT SECURES BOTH REAL AND PERSONAL PROPERTY AND CONTAINS AFIFER-ACQUIRED PROPERTY PROVISIONS

        Unitil Headquarters             This instrument was
        (6 Liberty Lane West,           prepared by:
	City of Hampton, Rockingham
        County New Hampshire)           James E. Jenz
                                        Chapman and Cutler
                                        111 West Monroe Street
                                        Chicago, Illinois 60603







                            TABLE OF CONTENTS
        SECTION                 HEADING                          PAGE
        Parties                                                    1
        Recitals                                                   1
        Granting Clauses                                           2
        SECTION 1.      DEFINITIONS                                6

        SECTION 2.      GENERAL COVENANTS AINID WARRANTTEs         8

        Section 2. 1.   Note Purchase Agreements and
                        Indenture Covenants                        8
        Section 2.2.    Ownership of Mortgaged Property            9
        Section 2.3.    Further Assurances                         9
        Section 2.4.    Payment of Principal and Interest          9
        Section 2.5.    Maintenance of Mortgiged Property,
                        Other Liens, Compliance with Laws, Etc     9
        Section 2.6.    Insurance                                 11
        Section 2.7.    Payment of Taxes and Other Charges        12
        Section 2.8.    Limitation on Liens                       13
        Section 2.9.    The Lease                                 14
        Section 2.10.   Advances                                  15
        Section 2.11.   Recordation                               15
        Section 2.12.   After-Acquired Property                   15

        SECTION 3.      POSSESSION, USE AND RELEASE OF PROPERTY   16

        Section 3.1.    Company's Right of Possession             16
        Section 3.2.    Release of Mortgaged ]Property            16

	SECTION 4.	APPLICATION OF INSURANCE AND CERTAIN
                        OTHER MONEYS RECEIVED BY THE MORTGAGEE    17

        Section 4.1.    Insurance Proceeds and
                        Condemnation Awards                       17
        Section 4.2.    Mortgage Title Insurance                  18
        Section 4.3.    Investment of Insurance Proceeds and
                        Condemnation Awards or Compensation       18
        Section 4.4.    Application if Event of Default Exists    18

        SECTION 5.      DEFAULTS AND REMEDIES THEREFOR            18

        Section 5.1.    Events of Default                         18
        Section 5.2.    Remedies                                  19
        Section 5.3.    Application of Proceeds                   21

	Section 5.4.	Waiver of Extension, Appraisement
                        and Stay Laws                             22
        Section 5.5.    Costs and Expenses of Foreclosure         23
        Section 5.6.    Delay or Omission Not a Waiver            23
        Section 5.7.    Restoration of Positit'ons                23
	Section 5.8.	Notes to Become Due upon Sale by
                        Mortgagee                                 23

        SECTION 6.      MISCELLANEOUS                             24
        Section 6.1.    Successors and Assigns                    24
        Section 6.2.    Severability                              24
        Section 6.3.    Addresses for Notices and Demands         24
        Section 6.4.    Headings and Table of Contents            24
        Section 6.5.    Release of Mortgage                       24
        Section 6.6.    Counterparts                              24
        Section 6.7.    Successor Mortgagee                       24
        Section 6.8.    Governing Law                             25
        Section 6.9.    Time                                      25
        Section 6.10.   Usury Savings Clause                      25

        Signature Page                                            26

	ATTACHMENTS TO	MORTGAGE:

	Annex A	Legal Description of Real. Property

MORTGAGE AND SECURITY AGREEMENT dated as of July 1, 1997 (the "Mortgage"), from UNITIL REALTY CORP., a New Hampshire corporation (the "Company"), having its principal office at 6 Liberty Lane West, Hampton, New Hampshire 03842 to STATE STREET BANK AND TRUST COMPANY, as Trustee for the Holders as hereafter defined (the "Mortgagee"), whose office address is 225 Franklin Street, Boston, MA 02110, Attention: Corporate Trust Department.

This Mortgage is also a Security Agreement and financing statement under the Uniform Commercial Code of New Hampshire and in compliance therewith the following information is set forth:

1.	The names and addresses of the Debtor and Mortgagee are:

Debtor: Unitil Realty Corp.
        Liberty Lane West
        Hampton, New Hampshire 03842
        Attention: Treasurer

Mortgagee:	"5tate Street Bank and Trust Company
                225 Franklin Street Boston, MA 02110
                Attention: Corporate Trust Department

2.	The property covered by this Security Agreement and financing statement is described in the Granting Clauses hereof.

3.	Some or all of the fixtures, equipment and other property described herein is or may become fixtures.

4.	The Debtor is the record owner of the real estate described in Annex
A attached hereto and made a part hereof.

RECITALS

A.	The Company and American LJnlted Life Insurance Company and The
State Life Insurance Company (the latter two entities being collectively, the "Purchasers" and together with other holders of any of the Notes, as hereafter defined, herein being collectively referred to as the "Holders") have executed and delivered the separate Note Purchase Agreements each dated as of Jull@ 1, 1997 (the "Note Purchase Agreements") providing for the commitment of the Purchasers to purchase the 8.00% Senior Secured Notes due August 1, 2017 of the Company in an aggregate principal amount not to exceed $7,500,000 (the "Notes").

B.	The Company has leased the Mortgaged Property (as hereinafter defined)
to Unitil Service Corp., a New Hampshire corporation (the "Tenant"), under and pursuant to the terms of that certain Lease dated June 15, 1997 (the "Lease") and has or will assign all of its right, title and interest in and to the Lease to the Mortgagee pursuant to that certain Assignment of Lease dated as of July 1, 199'7 (the "Lease Assignment").


C.	The aforesaid Notes are being issued under and secured by that certain Trust Indenture from the Company to the Mortgagee dated as of July 1, 1997 (the "Indenture"). The Notes are further secured by this Mortgage, the Lease Assignment and the Guaranty Agreement.

D. The Notes and all principal thereof, premium, if any, and interest thereon and all additional amounts and other sums at any time due and owing from, and required to be paid by the Company under the terms of the Notes and the Note Purchase Agreements, the Lease Assignment, the Indenture and this Mortgage are hereinafter sometimes referred to as the "Indebtedness Hereby Secured."
E.	The Company is duly authorized under all applicable provisions of law and its articles of incorporation to issue the Notes., to execute and deliver this Mortgage and to mortgage, convey and assign the Mortgaged Property (as hereinafter defined) to the Mortgagee, WITH POWER OF SALE, as security for the Notes and all corporate action and all consents, approvals and other authorizations and all other acts and things necessary to make this Mortgage the valid, binding and legal instrument for the security of the Notes have been done and performed.

Now, THEREFORE, THIS MORTGAGE WITNESSETH: That the Company, in consideration of the premises, the purchase and acceptance of the Notes by the Purchasers and of the sum of Ten Dollars received by the Company from the Mortgagee and other good and valuable consideration, receipt whereof is hereby acknowledged, and in order to secure the payment of the principal of, premium, if any, and interest on the Notes according to their tenor and effect, and to secure the payment of all other Indebtedness Hereby Secured and the performance and observance of all the covenants, agreements and conditions contained in or incorporated by reference into the Notes, this Mortgage, the Indenture, the Note Purchase Agreements or the Lease Assignment, the Company does hereby grant, warrant, mortgage, pledge, assign, sell, demise, bargain, hypothecate, convey, grant a security interest in, transfer and set over unto the Mortgagee and its successors in trust and assigns for the Mortgagee and its successors tnd assigns, WITH POWER OF SALE, in and to all and singular the following described properties, rights, interest and privileges and all of the Company's estate, right, title and interest therein, thereto and thereunder (all of which properties hereby mortgaged, assigned and pledged or intended so to be are hereinafter collectively referred to as the "Mortgaged Property"):





GRANTING CLAUSE FIRST

THE PROPERTY

The parcel of land in Rockingham County, State of New Hampshire, described in Annex A attached hereto and made a part hereof, together with the entire interest of the Company in and to all buildings, structures, improvements and appurtenances now standing, or at any time hereafter constructed or placed, upon such land, including all right, title and interest of the Company, if any, in and to all building material, building equipment and fixtures of every kind and nature whatsoever on said land or in any building, structure or improvement now or hereafter standing on said land which are classified as fixtures under applicable law and which are used in connection with the operation, maintenance or protection of said buildings, structures and improvements as such (including, without limitation, all boilers, air conditioning, ventilating, plumbing, heating, lighting and electrical systems and apparatus, all communications equipment and intercom systems and apparatus, all sprinkler equipment and apparatus and allelevators and escalators) and the reversion or reversions, remainder or remainders, in and to said land, and together with the entire interest of the Company in and to all and singular the tenements, hereditaments, easements, rights of way, rights, privileges and appurtenances to said land, belonging or in anywise appertaining thereto, including, without limitation, the entire right, title and interest of the Company in, to and under any streets, ways, alleys, gores or strips of land adjoining said land, and all claims or demands whatsoevei- of the Company either in law or in equity, in possession or expectancy, of, in and to said land, it being the intention of the parties hereto that, so far as may be permitted by law, all property of the character hereinabove described, which is now owned or is hereafter acquired by the Company and is affixed or attached or annexed to said land, shall be and remain or become and constitute a portion of said land and the security covered by and subject to the lien ofthis Mortgage, together with all accessions, parts and appurtenances appertaining or attached thereto and all substitutions, renewals or replacements of and additions, improvements, accessions and accumulations to any and all thereof, and together with all rents, income, revenues, awards, issues and profits thereof, and the present and continuing right to make claim for, collect, receive and receipt for any and all of such rents, income, revenues, awards, issues and profits arising therefrom or in connection therewith.

GRANTING CLAUSE SECOND

THE LEASE

The Lease, and all of the Company's (,-state, right, title, interest, claim and demand as landlord in, to and under the Lease, including all extensions and renewals of the term thereof, and all existing or future amendments, supplements or modifications of the Lease (and to any short memorandum form of the Lease executed for recording purposes), together with all rights, powers, privileges, options and other benefits of the Company as landlord under the Lease, including, without limitation, (a) the immediate and continuing right (whether or not an Event of Defau'tt under the Note Purchase Agreements, the Indenture or this Mortgage shall have occurred and be continuing) to receive and collect all rents (whether as Rent (as defined in the lease) or otherwise), income, revenues, issues, profits, insurance proceeds, condemnation iwards, bankruptcy claims, liquidated damages, purchase price proceeds and other payments, tenders and security payable to or receivable by the landlord under the Lease; (b) if the Tenant shall be required to purchase the Mortgaged Property or the landlord's interest therein, the right and power (such power and right being coupled with an interest) to execute and deliver as agent and attorney-in-fact of the landlord under the Lease, an appropriate deed or other instruments of transfer necessary or appropriate for the conveyance and transfer to the purchaser of the Mortgaged Property or the portion thereof being so purchased, and all interest of the landlord therein and to perform in the name and for and on behalf of the landlord, as such agent and attorney-infact, any and all other necessary or appropriate acts with respect to any such purchase, conveyance and transfer; (c) the right to make all waivers, consents and agreements; (d) the right to give and receive copies of all notices and other instruments or communications; (e) the right to take such action upon the occurrence of an Event of Default under the Lease, including the commencement, conduct and consummation of legal, administrative or other proceedings, as shall be permitted by the Lease or by law; and (f) the right to do any and all other things whatsoever which the Company or any landlord is or may be entitled to do under the Lease: all rights under this Granting Clause Second having also been granted to the Mortgagee in and by the Lease Assignment, which Lease Assignment is hereby incorporated into this Granting Clause Second, it being understood that the assignment made herein and in the Lease Assignment are intended to be one and the same.

GRANTING CLAUSE THIRD


OTHER AND AFTER-ACQUIRED PROPERTY

Any and all moneys and other property (including each amendment or supplement to any and all instruments included in the Mortgaged Property) which may from time to time, by delivery to the Mortgagee or by any instrument, including this Mortgage, be subjected to the lien hereof by the Company or by anyone on the behalf of the Company or with the consent of the Company, or which may come into the possession or be subject to the control of the Mortgagee pursuant to this Mortgage, or pursuant to any instrument included in the Mortgaged Property, it being the intention of the Company and the Mortgagee and it being hereby agreed by them that all property hereafter acquired by the Company and required to be subjected to the lien of this Mortgage c)r intended so to be shall forthwith upon the acquisition thereof by the Company be as fully embraced within the lien of this Mortgage as if such property were now owned by the Company and were specifically described in this Mortgage and granted hereby or pursuant hereto.



GRANTING CLAUSE FOURTH

PROCEEDS

All proceeds and products of the conversion, voluntary or involuntary, of any of the foregoing into cash or other liquidated claims, including, without limitation, all proceeds of insurance and condemnation awards and payments.

SUBJECT, HOWEVER, as to all property or rights in property at any time subject to the lien hereof (whether now owned or hereafter acquired), to the following:

(a)	The agreement of the parties hereto that any and all trade fixtures, signs, furniture, furnishings, equipment, machinery or other tangible personal property located on the Mortgaged Property not owned by the Company, whether or not classified as fixtures under applicable law, are expressly excluded from the lien and security interest created by this Mortgage, and that the same shall in no instance be deemed to be encompassed within the term "Mortgaged Property"; and

(b)	The Permitted Encumbrances, as defined in Section I hereof.

TO HAVE	AND TO HOLD the Mortgaged Property unto the Mortgagee and its
successors and	assigns, with the purpose of securing performance of each
agreement, covenant and warranty of the Company contained herein and payment of the indebtedness evidenced by the Notes from time to time issued under and pursuant to the Indenture and the Note Purchase Agreements. It is understood and agreed that this Mortgage is to secure the obligation of the Company to repay, without preference or priority, all of the Notes executed and delivered pursuant to the Indenture and the Note Purchase Agreements including those heretofore executed, those of even date herewith and those to be executed in the future as specified in said Indenture and Note
Purchase Agreements.

IN TRUST, NEVERTHELESS, WITH POWER OF SALE, upon the terms and trusts herein set forth for the benefit and security of the Holders in accordance with their terms and all other sums payable hereunder or under the Notes, and for the performance and observance of the Notes and this Mortgage, all as herein set forth.

PROVIDED, NEVERTHELESS, and these presents are upon the express condition that if the Company performs the covenants herein contained and pays to the Mortgagee, its successors or assigns, the full amount of all principal of, and premium, if any, and interest on the Notes and all other sums due or payable hereunder or under the Note Purchase Agreements or the Indenture, the estate, right and interest of the Mortgagee in the property hereby conveyed shall cease and this Mortgage shall become null and void, but otherwise to remain in full force and effect.

It is agreed and understood by the parties hereto that:

1. The Mortgage, the Indenture, the Lease Assignment and the Guaranty Agreement are intended to and shall[ constitute security for the entire indebtedness represented by said Notes.

2.	Any part of the security herein described, and any security described in any other mortgage, assignment of lease or other instrument now or hereafter given to secure the indebtedness which is secured by this Mortgage, may be released by the Mortgagee without affecting the lien hereof on the remainder.

3.	The Company for itself and all who may claim through or under it waives any and all right to have the property and estates comprising the Mortgaged Property marshalled upon any foreclosure of the lien hereof, or to have the Mortgaged Property hereunder and the property covered by any other mortgage or assignment of lease securing the Notes marshalled upon any foreclosure of any of said deeds of trust or assignments of leases, and agrees that any court having jurisdiction to foreclose such lien may order the Mortgaged Property sold as an entirety.

4. Upon the occurrence and during the continuance of an Event of Default hereunder, the Mortgagee has, among other things, the right to foreclose on the Mortgaged Property and dispose of' the same. The Mortgagee's deed or other instrument of conveyance, transfer or release (which, if permitted by law, may be in the name of the Mortgagee or as attorney for the Company and the Mortgagee hereby is irrevocably appointed) shall be effective to convey and transfer to the grantee an indefeasible title to the property covered thereby, discharged of all rights of redemption by the Company or any person claiming under it, and to bar forever all claims by the Company or the said Mortgagee to the property covered thereby and no grantee from the Mortgagee shall be under any duty to inquire as to the authority of the Mortgagee to execute the same, or to see to the application of the purchase money.

SECTION 1.        DEFINITIONS.

The following terms shall have the following meanings for all purposes of this Mortgage:

"Affiliate" shall mean any Person, (i) which, directly or indirectly, through one or more intermediaries controls, or is controlled by, or is under common control with, the Company, (b) which beneficially owns or holds 5% or more of any class of the Voting Stock of the Company, or (c) 5% or more of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the Securities of such Person which shall have any rights or interests similar to the Voting Stock of a corporation) of which is beneficially owned or held by the Company or a Subsidiary. The term control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.

"Company" shall mean not only Unitil Realty Corp., but also its successors and assigns.


"Default" shall mean any event whlich would constitute an Event of Default if any requirement in connection therewith for the giving of notice, or the lapse of time, or the happening of any further condition, event or action had been satisfied.

"Event of Default" shall mean any events specified in Section 5 hereof.

"Guaranty Agreement" shall mean the Guaranty Agreement dated as of July 1, 1997 from Unitil Corporation, a Delaware corporation and corporate parent of the Company.

"Holders" shall mean collectively thi,- Purchasers and each other registered holder of any of the Notes.

"Indenture" shall mean the Trust Indenture dated as of July 1, 1997 from the Company to the Mortgagee.

"Lease" shall mean the Lease Agre@ement dated as of June 15, 1997 between the Company, as landlord, and the Tenant, as tenant, as the same may from time to time be supplemented or amended.

"Lease Assignment" shall mean the Assignment of Lease dated as of July 1, 1997 among the Company, the Tenant and the Mortgagee pertaining to the Mortgaged Property, as the same may from time to time be supplemented or amended.

"Mortgagee" shall mean State Street Bank and Trust Company, and any successor thereto appointed pursuant to Section 6.1 of this Mortgage, to the extent required by law to permit the exercise of any remedies pursuant to
Section 5.2 of this Mortgage and for any other purpose hereunder shall mean the Mortgagee.

"Note" shall mean any of, and "Notes" shall mean all of, the Senior Secured Notes then outstanding under the Note Purchase Agreements. The term "outstanding" when used with reference to Notes shall mean, as of any particular time all Notes delivered by the Company under the Note Purchase Agreements and secured hereby, except:

(a)	Notes for the payment or prepayment of which moneys in the necessary amount shall have been paid to the Mortgagee; and

(b)	Notes in lieu of or in substitution for which other Notes shall have been authenticated and delivered pursuant to the terms of Section 2.5 of the Indenture.

"Note Purchase Agreements" shall mean the separate Note Purchase Agreements each dated as of July 1, 1997 between the Company and the respective Purchasers, providing for the commitment of the Purchasers to purchase the Notes of the Company issued under and pursuant to the terms of the Indenture, as the Note Purchase Agreements may from time to time be supplemented or amended.

"Permitted Encumbrances" shall mean the liens described in clauses (a) through (i) of Section 2.8 of this Mortgage.

"Person" shall mean an individual, partnership, corporation, trust or unincorporated organization.

"Purchasers" is defined in recital A hereof.

"Security" shall have the same meaning as in Section 2(l) of the Securities Act of 1933, as amended.

"SNDA Agreement" shall mean the Subordination, Non-Disturbance and Attornment Agreement dated as of July 1, 1997 among the Mortgagee and the Tenant and acknowledged and agreed to by the Company and the Guarantor under the Guaranty Agreement.

"Subsidiary" shall mean any corporation ofwhichmore than 50% (by number of votes) of the Voting Stock is owned and controlled by the Company and/or one or more corporations which are Subsidiaries.

"Tenant" shall mean not only Unitil Service Corp. but also its successors and assigns.

"Uniform Commercial Code" shall mi.-an the Uniform Commercial Code as in effect in the State of New Hampshire, as amended.

"Voting Stock" shall mean Securities; of any class or classes of a corporation, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

SECTION 2.       GENERAL COVENANTS AND WARRANTIES.

The Company covenants, waff ants and agrees as follows:

Section 2.1. Note Purchase Agreements and Indenture Covenants. Each and all of the terms, provisions, restrictions, covenants and agreements set forth in each of the Note Purchase Agreements and the Indenture or incorporated therein by reference, and in each and every supplement thereto or amendment thereof which may at any time or from time to time be executed and delivered by the parties thereto or their successors and assigns, are incorporated herein by reference to the same extent as though each and all of said terms, provisions, restrictions, covenants and agreements were fully set out herein and as though any amendment or supplement to each of the Note Purchase Agreements and the Indenture was fully set out in an amendment or supplement to this Mortgage; and the Company does hereby covenant and agree well and truly to abide by, perform and be governed and restricted by each and all of the matters provided for by each of the Note Purchase Agreements and the Indenture and so incorporated herein to the same extent and with the same force and effect as if each and all of said terms, provisions, restrictions, covenants and agreements so incorporated herein by reference were set out and repeated herein at length. Without limiting the foregoing, the Company covenants and agrees to pay all taxes, assessments and governmental charges or levies imposed upon this Mortgage, the Indenture or the Notes or any other indebtedness secured hereby.

Section 2.2. Ownership of Mortga@7ed Property. The Company covenants and warrants that it has good and marketable title to the Mortgaged Property hereinbefore conveyed to the Mortgagee free and clear of all liens, charges and encumbrances whatever except Permitted Encumbrances, and the Company has full right, power and authority to grant, warrant, mortgage, pledge, assign, sell[, demise, bargain, hypothecate, convey, grant a security interest in, transfer and set over the same to the Mortgagee, WITH POWER OF SALE, for the uses and purposes in this Mortgage set forth; and the Company will warrant and defend the title to the Mortgaged Property, against all claims and demands whatsoever. Without limiting the foregoing, the Company represents and warrants that the restrictions, exceptions, reservations, limitations, interests and other matters, if any, set forth immediately following the specific descriptions of the parcels of land in Annex A attached hereto, together with all other restrictions, exceptions, reservations, limitations, interests and other matters, if any, existing on the date of execution and delivery of this Mortgage, do not in the aggregate impair the value of the Mortgaged Property or adversely affect the utility, structural integrity or beneficial enjoyment of the Mortgaged Property for the uses to which the Mortgaged Property is being put.

Section 2.3. Further Assurances. The Company will, at its own expense, do, execute, acknowledge and deliver all and every further act, deed, conveyance, transfer and assurance necessary or proper for the better assuring, conveying assigning and confirming unto the Mortgagee all of the Mortgaged Property, or property intended so to be, whether now owned or hereafter acquired.

Section 2.4. Payment of Principal and Interest. The Company will duly and punctually pay the principal of, and premiuirn of, if any, and interest on all Notes secured hereby according to the terms thereof.

Section 2.5. Maintenance of Mortgaged Property, Other Liens, Compliance with Laws, Etc. (a) Without limiting the provisions of Sections 3.6 and 3.7 of the Indenture, the Company shall (i) subject to Sections 3 and 4 hereof, promptly repair, restore or rebuild any buildings or improvements now or hereafter located on the Mortgaged Property which may become damaged or be destroyed,
(ii) keep the Mortgaged Property in good condition and repair, ordinary wear and tear excepted, without waste, and free from all claims, liens, charges and encumbrances other than Permitted Encumbrances, (iii) pay when due any indebtedness which may be secured by a lien or charge on the Mortgaged Property which does not constitute a Permitted Encumbrance, and upon request exhibit satisfactory evidence of the discharge of such lien to the Mortgagee,
(iv) comply with all requirements of law or municipal ordinances with respect to the Mortgaged Property and the use thereof (including, without limitation, any law or municipal ordinance with respect to environmental protection or hazardous wastes), failure to comply with which would result in any material interference with the use or operation of the Mortgaged Property by the Company, (v) promptly procure, maintain and comply with, all permits, licenses and other authorizations required for the use of the Mortgaged Property or any erection, installation, operation and maintenance of the Mortgaged Property or any part thereof, and
(vi) make no material alterations in said Mortgaged Property except as required by law or municipal ordinance and except for alterations which will not materially decrease the market value of the Mortgaged Property; provided, however, that so long as the Mortgaged Property is subject to the Lease,
(A) the requirements with respect to the maintenance, repair, restoration and rebuilding of the Mortgaged Property contained in this Section 2.5 shall be satisfied by the maintenance, repair, restoration and rebuilding of the Mortgaged Property in accordance with and to the extent provided in the Lease,
(B) the Company shall not be required to comply with any requirement of law or municipal ordinance or to obtain any permit, license or other authorization so long as such requirement or the need for such authorization is being contested by Tenant in accordance with the provisions of Section 10 of the Lease and (C) the exercise by Tenant of any right granted to it under the Lease shall not give rise to a default under this Mortgage if such right is exercised in compliance with the Lease so long as neither the lien nor the priority of this Mortgage is impaired by the exercise of such rights.

(b)	The Company may, or may permit the Tenant to, (i) construct upon the
Mortgaged Property additional buildings, structures and other improvements ("Improvements") and (ii) install, assemble and place upon the Mortgaged Property any trade fixtures, signs, furniture, furnishings, equipment, machinery and other tangible personal property used or useful in the business of the Compan, or the Tenant, as the case may be, whether or not classified as fixtures under applicable law. All such buildings, structures and other improvements shall be and remain part of the realty and shall be subject to this Mortgage. Such trade fixtures, signs, furniture, furnishings, equipment, machinery and other tangible personal property shall be and remain the property of the Company or the Tenant as the case may be, shall not be deemed part of the Mortgaged Property for purposes of condensation or casualty@, and the Company or the Tenant, ;as the case may be, may remove the same from the Mortgaged Property at any time prior to the expiration or earlier termination of this Mortgage, provided that the Company, at its expense, shall repair or shall cause the Tenant to repair any damage to the Mortgaged Property resulting from such removal.

(c)	Any repair, restoration, rebuilding, substitution, replacement, modification, alteration of or addition to the Mortgaged Property pursuant to Section 2.5(b) must not impair the market value or usefulness of the Mortgaged Property for use in the ordinary course of business; shall be performed in a good and workmanlike manner and be expeditiously completed in compliance with all laws, ordinances, orders, rules, regulations and requirements applicable thereto, including to the extent necessary to maintain in full force and effect the policies of insurance required by
Section 2.6 hereof. All costs and expenses of each such repair, restoration, rebuilding, substitution, replacement, the discharge of all liens filed against the Mortgiged Property arising out of the same, together with all costs and expenses necessary to obtain any permits or licenses required in connection therewith shall be promptly paid by the Company or the Tenant.

(d)	The Company will only use and operate the Mortgaged Property, or permit the same to be used and operated, for any lawful purpose.



Section 2.6.    Insurance.

(a)	Insurance Against Loss or Damage.  Without limiting the provisions of Section 3.5 of the Indenture, the Company will maintain or cause to be maintained with respect to the Mortgaged Property insurance, subject to an 80% co-insurance clause, against loss by fire, windstorm and explosion and with extended coverage and against such other risks of physical loss as are customarily insured against, and in such amounts as are customarily carried, by companies owning property of a similar character and engaged in a business similar to that engaged in by the Company; provided, however, that the amount of such insurance with respect to the Mortgaged Property shall not at any time be less than 100% of the full replacement value of the Mortgaged Property, exclusive of foundations and excavations, as evidenced by "Replacement Cost" or "Restoration" endorsements thereto. The term "full replacement value" as used fierein means actual replacement value without deduction for physical depreciation as determined upon request of the Mortgagee at intervals not more than may be required by the company issuing such insurance to provide the required "Replacement Cost" or "Restoration" endorsements and at the expense of the Company, by independent appraisals. The Company may self-insure with respect to the first portion of any loss claimed under such insurance by way of deductible provisions in insurance policies, provided that any such self-insurance level shall in no event exceed $100,000.

(b)	Insurance Against Public Liability and Property Damage.  The Company
will maintain or cause to be maintained in effect, with insurers satisfactory to the Mortgagee, insurance policies with respect to the Mortgaged Property, insuring against liability for loss or damage to the person or property of others from such risks and in such amounts as are customarily carried by companies owning property of a similar character and engaged in a business similar to that engaged in by the Company; provided, however, that in no event shall the insurance maintained in accordance with this paragraph be less than $3,000,000 combined single lin-tit for both bodily injury and property damage resulting from a single occurrence, occurring in and around the Mortgaged Property and any exterior signs maintained by the Tenant, and automobile liability insurance with limits of not less than $3,000,000 combined single limit for both bodily injury and property damage resulting from one occurrence, and provided further that any self-insurance maintained by the Company shall in no event exceed $500,0190. All such insurance shall designate the Mortgagee as an additional insured thereunder, as evidenced by an insurance certificate with respect thereto.

(c)	Form of Policies.  Any insurance policies carried in accordance with this Section 2.6 shall be written by companies of recognized national standing authorized to do business in the state in which the Mortgaged Property is located and: (i) in the case of policies covering loss or damage to the Mortgaged Property, shall provide that losses, if any, shall be payable to the Mortgagee under a standard mortgage loss payable clause satisfactory to the Mortgagee, (ii) shall provide that the Niortgagee's interest shall be insured regardless of any breach or violation by the Company of any warranties, declarations or conditions contained in such policies, (iii) such insurance, as to the interest of the Mortgagee therein, shall not be invalidated by the use or operation of the Mortgaged Property for purposes which are not permitted by such policies, nor by any foreclosure or other proceedings relating to the Mortgaged Property, nor by change in title to or ownership of the Mortgaged Property, (iv) the insurers shall waive any right of subrogation of the insurers to any set-off or counterclaim or any other deduction, whether by attachment or otherwise, in respect of any liability of the Company, (v) if such insurance would lapse or be canceled or terminated for any reason whatsoever, the insurers will promptly notify the Mortgagee and any such lapse, cancellation or termination shall not be effective as to the Mortgagee for thirty days after the giving of such notice, and (vi) appropriate certification in clause (v) shall be made to the Mortgagee by each insurer with respect thereto. Provided no Default or Event of Default has occurred or is continuing, the loss, if any, under any policy pertaining to loss by reason of damage to or destruction of any portion of the Mortgaged Property shall be adjusted with the insurance companies by the@ Company, subject to the prior written approval of the Mortgagee if the loss exceeds $500,000. The loss so adjusted shall be paid to the Mortgagee pursuant to said loss payable clause unless said loss is $500,000 or less, in which case said loss shall be paid to the Company.

The Company shall furnish Mortgagee with certificates or other satisfactory evidence of maintenance of the insurance required hereunder and with respect to any renewal policy or policies shall furnish certificates evidencing such renewal not less than 10 days prior to the expiration date of the original policy or renewal policies. All such policies shall provide that the same shall not be cancelled without at least 30 days' prior written notice to each insured named therein.

(d)	So long as the Mortgaged Property is subject to the Lease,
maintenance of insurance by the Tenant of the scope and in the form and substance of the insurance required in respect of the Mortgaged Property pursuant to the Lease shall satisfy the requirements of this Section 2.6.

Section 2.7. Payment of Taxes and O,ther Charges. Without liniiting the provisions of Section 3.6 of the Indenture, the Company will pay and discharge or will cause to be paid and discharged, before the same shall become@ delinquent, together with interest and penalties thereon, if any,
(a) all taxes, assessments (including assessments for benefits from public works or improvements whenever begun or completed), levies, fees, water, sewer, electrical and other utility service rents and charges, and all other governmental charges, general and special, ordinary and extraordinary, and whether or not within the contemplation of the parties hereto, which are at any time levied upon or assessed against it or the Mortgaged Property or any part thereof or upon this Mortgage, the Indenture or the Notes secured thereby, or upon the revenues, rents, issues, ]Income and profits in respect of the Mortgaged Property, or arising in respect of the occupancy, use or possession thereof, which failure to pay would result in the creation of a lien upon the Mortgaged Property or any part thereof, or upon the revenues, rents, issues, income and profits of the Mortgaged Property or in the diminution thereof or would result in any material interference with the use or operation of the Mortgaged Property by the Company, (b) all franchise, excise and other taxes, fees and charges assessed, levied or imposed in respect of its corporate existence or its right to do business in any state,
(c) all income, excess profits, excise, sales, franchise, gross receipts and other taxes, duties or imposts, whether of a like or different nature, assessed, levied or imposed by any governmental authority on it or the Mortgaged Property, or any portion thereof, or upon the revenues, rents, issues, income and profits of the Mortgaged Property if the failure to pay any such tax, duty or impost might result in the creation of a lien upon any asset of the Company or the Mortgaged Property or any part thereof or upon the revenues, rents, issues, income and profits of the Mortgaged Property or in the diminution thereof, and whether or not any such tax, duty or impost is payable directly by the Company or is subject to withholding at the source and (cl) all lawful claims and demands of mechanics, laborers, materialmen and others which, if unpaid, might result in the creation of a lien on the Mortgaged Property or upon the revenues, rents, issues, income and profits of the Mortgaged Property and, in general, will do or cause to be done everything necessary so that the lien hereof shall be fully preserved, at the cost of the Company, without expense to the Mortgagee.

Nothing in this Section 2.7 shall require the payment of any sum which is required to be paid by the Company pursuant to this Section 2.7 so long as the Company shall in good faith contest its obligation so to do by appropriate proceedings which will prevent the forfeiture or sale of any property of the Company or any material interference with the use or operation thereof by the Company, during the pendency of such proceedings and shall set up a reserve, reasonably adequate, in the opinion of the President or any Vice President of the Company (as defined in the Note Purchase Agreements) against any such payment.

Section 2.8. Limitation on Liens. T'jhe Company will not create or incur or suffer to be incurred or to exist, any mortgage, pledge, security interest, encumbrance, lien or charge of any kind upon the Mortgaged Property, whether now owned or hereafter acquired, or upon any income or proceeds therefrom, except the following:

(a)	liens for property taxes and assessments or governmental charges or levies and liens securing claims or demands of mechanics and materialmen, provided that payment thereof is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings;

(b)	liens of or resulting from any 'udgment or award, the time for the appeal or petition for rehearing of which shall not have expired, or in respect of which the Company shall at any time in good faith be prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review shall have been secured;

(c)	liens, charges, encumbrances and priority claims incidental to the conduct of business or the ownership of properties and assets (including warehousemen's and attorneys' liens and statutory landlords' liens) and deposits, pledges or liens to secure payment of premiums on insurance purchased in the usual course of business or in connection with self-insurance or in connection with workmen's compensation, unemployment insurance or social security legislation, or to secure the performance of bids, tenders or trade contracts, or to secure statutory obligations, surety or appeal bonds or other liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money, provided in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings;

(d)	minor survey exceptions or minor encumbrances, easements or
reservations of, or rights of others for rights-of-way, utilities and other similar purposes, or zoning or other restrictions as to the use of real properties, which encumbrances, easements, reservations, rights and restrictions do not in the aggregate materially detract from the value of said properties or materially impair their use in the operation of the business of the Company;

(e)	the lien of this Mortgage;

(f)	the lien of the Lease, provided that the lien thereof shall be and is subject and subordinate to the terms of this Mortgage;

(g)	the lien of the Lease Assignment;

(h)	the security interest of the Indenture;

(i) the lien of any permitted sublease from the 'Tenant, as sublessor, to any Person, as sublessee; provided that the@ lien thereof shall be subject to the terms of the Lease; and

(j) easements, rights of way, reservations, restrictive agreements, servitude and rights of others against the Mortgaged Property which are listed on Schedule B to the ALTA Title Insurance Policy delivered to the Mortgagee following the issuance and delivery of the Notes.

Section 2.9. The Lease. At all times, the Mortgaged Property shall be leased to the Tenant under the Lease, provided that, to the extent permitted thereby, the Lease may be assigned or the Mortgaged Property sublet by the Tenant upon the terms and conditions set forth in the Lease. The Company will punctually perform all obligations, covenants and agreements by it to be performed under the Lease or the Lease Assignment strictly in accordance with the terms thereof, and will at all times do all things necessary to compel performance by the Tenant of all covenants and agreements by it to be performed under the Lease or the Lease Assignment. The Company will take no action and permit no action to be taken by other Persons which will release the Tenant from its obligations and liabilities under the Lease or the Lease Assignment or result in the termination, amendment or modification of, or impair the validity of', the Lease or the Lease Assignment. The Company will give to the Mortgagee notice of all defaults by the Tenant under the Lease or the Lease Assignment promptly after they have become known to the Company. Neither this Mortgage nor the Lease Assignment nor any action or inaction on the part of the Mortgagee or the Holders shall constitute an assumption on the part of the Mortgagee or the Holders of any obligation to the Tenant or any other person under the Lease. No action or inaction on the part of the Company shall adversely affect or limit in any way the rights of the Mortgagee or the Holders under this Mortgage, the Indenture, the SNDA Agreement or the Lease Assignment, or, through this Mortgage, the Indenture, the SNDA Agreement or the Lease Assignment, under the Lease.

The Company will not, except with the prior written consent of the Mortgagee, take or suffer to be taken any action or consent to or permit any prepayment or discount of rent or payment of rent more than one month in advance, under the Lease or any permitted sublease.

Section 2.10. Advances. If the Company shall fail to comply with the covenants contained herein or in the Note Purchase Agreements, the Indenture or the Lease Assignment and incorporated herein by reference, the Mortgagee, after five days' prior written notice to the Company and without waiving or releasing any obligation or Default, may (but shall be under no obligation to at any time thereafter make such payment or perform such act for the account and at the expense of the Company, and may enter upon the Mortgaged Property or any part thereof for such purpose and take all such action thereon as, in the opinion of the Mortgagee, may be necessary or appropriate therefor. All sums so paid by the Mortgagee and all costs and expenses (including without lin-iitation, reasonable attorneys' fees and expenses) so incurred, together with interest thereon at the rate of 9.00% per annum from the date of payment or incurrence, shall be secured hereby in priority to the indebtedness evidenced by the Notes and shall be paid by the Company to the Mortgagee on demand. The Mortgagee in making any payment authorized under this Section relating to taxes or assessments may do so according to any bill, statement or estimate procured from the appropriate public office without inquiry into the accuracy of such bill, statement or estimate or into the validity of any tax assessment, sale, forfeiture, tax lien or title or claim thereof. The Mortgagee, in performing any act hereunder, shall be the sole judge of whether the Company is required to perform the same under the terms of this Mortgage.

Section 2.11. Recordation. The Company will, at its own expense, cause this Mortgage, the Lease (or a memorandum thereof), the Lease Assignment, all supplements hereto and thereto, and any financing stateirnents and continuation statements required by law, including the Uniform Commercial Code, in respect hereof and thereof at all times to be kept recorded and filed at its own expense in such manner and in such places as may be required by law in order to fully preserve and protect the rights of the Mortgagee hereunder and thereunder, and will furnish to the Mortgagee promptly after the execution and delivery of this Mortgage, the Lease, the Lease Assignment, the SNDA Agreement and each supplement hereto and thereto an opinion of counsel stating that, in the opinion of such counsel, this Mortgage, the Lease, the Lease Assignment, the SNDA Agreement or such supplement, as the case may be, has been properly recorded or filed for record so as to make effective of record the lien intended to be created hereby and/or thereby.

Section 2.12. After-Acquired Property. Any and all property hereafter acquired which is located on the Mortgaged Property and is of the kind or nature described in the Granting Clauses hereof and is or intended to become a part thereof, shall ipso facto, and without any further conveyance, assignment or act on the part of the Company or the Mortgagee become and be, subject to the lien of this Mortgage as fully and completely as though specifically described herein; but nevertheless the Company shall from time to time, if requested by the Mortgagee, execute and deliver any and all such further assurances, conveyances and assignments thereof as the Mortgagee may reasonably require for the purpose of expressly and specifically subjecting to the lien of this Mortgage any and all such property.

SECTION 3.	POSSESSION, USE AND RELEASE OF PROPERTY.

Section 3.1.	Company's Right of F'ossession.  Provided no Event of Default
has occurred and is continuing, the Company shall be suffered and permitted to remain in full possession, enjoyment and control of the Mortgaged Property subject always to the observance and performance of the terms of this Mortgage, the Indenture, the SNDA Agreement and of the Note Purchase Agreements and the Lease Assignment. It is expressly understood that the use and possession of the@ Mortgaged Property by the Tenant or any of its pern-dtted subtenants under and subject to the Lease shall not constitute a violation of this Section 3.1.

Section 3.2.    Release of Mortgaged Property.

(a)	In the event the Mortgaged Property is damaged or destroyed by casualty in the final year of the term of the Lease and such damage exceeds 50% of the replacement cost of the Demised Premises (as defined in the Lease), the Company shall give the Mortgagee, within 60 days after the occurrence thereof, written notice of such damage or destruction, which notice shall specify whether (i) the Tenant has terminated the Lease as provided in
Section I 1.0 I (b) thereof and in consequence of which the Tenant will prepay the Notes in accordance with the provisions of Section 4. 1 (a)(i) hereof; or (ii) the Company will, or will cause the Tenant to, repair, rebuild or restore the Mortgaged Property as provided in Section 11.02 of the Lease and Section 4. 1 (a)(ii) hereof;

(b)	The Company, immediately upon obtaining knowledge of the institution of any proceedings for the condemnation of the Mortgaged Property or any portion thereof, shall notify the Mortgagee of the pendency of such proceedings. The Mortgagee may participate in any such proceedings, and the Company from time to time will deliver or cause to be delivered to the Mortgagee all instruments requested by it to permit such participation. In the event of such condemnation proceedings, the award or compensation payable to the Company or assigned to the Company by the Tenant under the Lease shall be paid to the Mortgagee, and such award or compensation shall be retained by the Mortgagee as part of the Mortgaged Property and applied in accordance with Section 4.1 hereof. The Mortgagee shall be under no obligation to question the amount of the award or compensation and the Mortgagee may accept any such award or compensation. In any such condemnation proceedings the Mortgagee may be represented by counsel, whose reasonable costs and disbursements shall be paid by the Coirnpany. In the event such condemnation results in (i) an entire taking and the termination of the Lease under
Section 12.01 thereof, the Company shall prepay the Notes@ in accordance with
Section 4. 1 (i) hereof; or (ii) a partial taking, the Company must use such proceeds to repair, rebuild, restore or replace the Mortgaged Property in accordance with Section 4. 1 (ii) hereof; and

(c)	In the event that the Company will make such prepayment as set forth in paragraphs (a) and (b) above, then the Mortgagee shall execute a release in respect of the Mortgaged Property upon receipt of such prepayment.

SECTION 4.	APPLICATION OF INSURANCE AND CERTAIN OTHER MONEYS RECEIVED
BY THE MORTGAGEE.

Section 4.1.	Insurance Proceeds and Condemnation Awards. (a) The amounts
received by or payable to the Mortgagee from time to time which constitute insurance or condemnation proceeds in respect of any damage to or destruction or condemnation of the Mortgaged Property or any part thereof, condemnation awards or compensation covering the Mortgaged Property (less the actual costs, fees and expenses incurred in the collection thereof) shall be held by the Mortgagee as part of the Mortgaged Property and shall be applied by the Mortgagee as follows:

(i)	if a casualty or condemnation occurs which results in a termination of the Lease and the Company shall prepay the Notes pursuant to Section 5.1 of the Indenture, such proceeds, award or compensation, as the case may be, shall be applied, together with any monies paid over separately by the Company to the Mortgagee, in full payment and satisfaction of the outstanding principal balance, and premium, if any, upon the terms and in the manner provided in Section 5.1 of the Indenture, and the balance, if any, of any such proceeds shall be paid to the Company; or

(ii)	if a casualty or condemnation occurs which does not result in a termination of the Lease, the Company shall, or shall cause the Tenant to, repair or rebuild the Mortgaged Property, and all casualty insurance or condemnation proceeds resulting from such casualty or condemnation shall be paid over to the Company or as it may direct from time to time upon a written application signed by the President or any Vice President of the Company and accompanied by such evidence in reasonable detail as may be satisfactory to the Mortgagee supporting such application for the purpose of paying, or reimbursing the Company or the Tenant, as the case may be, for the payment of, the reasonable cost, as shown by such certificate, of repairing, rebuilding, restoring or replacing part or all of the Mortgaged Property damaged or destroyed ("Restoration"), but only for and to the extent that the Company shows by such evidence of costs that the proceeds, award or compensation remaining on deposit with the Mortgagee, together with any additional funds irrevocably allocated or otherwise provided for in a manner satisfactory to the Mortgagee for such purpose, shall be sufficient to complete such Restoration and restore the Mortgaged Property (as nearly as practicable) at least to the market value and condition which existed immediately prior to the damage, destruction, condemnation or taking, as the case may be, free from liens or encumbrances except Permitted Encumbrances. Every such application for the payment of such proceeds, award or compensation shall state that no Event of Default has occurred and is continuing. Any proceeds in excess of the amount needed for Restoration rer-riaining after the Restoration has been completed shall be paid to the Company. The Mortgagee shall receive a supplement hereto sufficient, as shown by an opinion of counsel (which may be counsel for the Tenant or the Company), to grant a valid first lien in any additions to or substitutions for the Mortgaged Property to the Mortgagee, which opinion shall also cover the filing and/or recording of such supplement (or a financing statement or similar notice thereof if and to the extent permitted or required by applicable law) so as to perfect the lien and security interest in such additions or substitutions, or in the alternative an opinion that no such supplement is required for such purpose.

(b)	Subject to Section 2.6(b) hereof with respect to adjustments of losses, any appraisal or adjustment of such loss or any settlement or payment of indemnity therefor which shall be agreed upon between the Company and the relevant insurance company shall be accepted by the Mortgagee.

Section 4.2. Mortgage Title Insurance. Any moneys received by the Mortgagee as payment for any loss under any policy of mortgage title insurance which was delivered by the Company shall become part of the Mortgaged Property and shall be paid and applied in the same manner contemplated by Section 5.3 hereof.

Section 4.3. Investment of Insurance Proceeds and Condemnation Awards or Compensation. All insurance proceeds, con(lemnation awards or compensation received by the Mortgagee as payment for any casualti@ occurrence or condemnation relating to the Mortgaged Property under any policy of insurance or as an award or compensation for the taking in condemnation or other eminent domain proceedings relating to the Mortgaged Property or any part thereof may be invested or reinvested by the Mortgagee in (a) direct obligations of the United States of America maturing in not more than 90 days from the date of such investment, (b) with the prior consent of the Company, commercial paper maturing within 270 days from the date of acquisition and rated in the highest rating classification by at least one national rating agency, or (c) certificates of deposit of commercial banks in the United States of America with capital and surplus of $100,000,000 or more maturing in not more than five days from the date of such investment. Upon a written request of the Company in accordance with the terms of this Mortgage, or at any time when the Mortgagee shall determine that cash is required pursuant to
Section 4.1 hereof, the Mortgagee shall sell all or any designated part of such investment,,; at the then market price therefor and shall pay and apply the proceeds in accordance with the terms of Section 4.1.

Section 4.4. Application if Event oj' Default Exists. If an Event of Default has occurred and is continuing to the knowledge of the Mortgagee, all amounts received by the Mortgagee under this Mortgage shall be applied in the manner provided for in Section 5 hereof in respect of proceeds and avails of the Mortgaged Property.

SECTION 5.       DEFAULTS AND REMIEDIES THERFOR.

Section 5. I. Events of Default. The Company acknowledges and agrees that each and all of the terms and provisions of Sections 7.1 through 7.21, both inclusive, of the Indenture have been and are incorporated into this Mortgage by reference to the same extent as though fully set out herein and that the@ term Event of Default wherever used in this Mortgage shall mean either: (a) an Event of Default as defined in Section 7.1 of the Indenture; or (b) the failure of the Company to comply with any covenant, agreement or warranty contained in this Mortgage within 60 days after the earlier of (i) the Mortgagee or any of the Holders shall have given notice thereof to the Company, (ii) an officer of the Company shall have actual knowledge of the failure of the Company to comply with such covenant, agreement or warranty and shall willfully fail to advise the Holders of such failure or (iii) the giving of notice by the Company to the Mortgagee of the failure of the Company to comply with such covenant, agreement or warranty.

Section 5.2. Remedies. When any Event of Default has occurred and is continuing, the Mortgagee may exercise any one or more or all, and in any order, of the remedies hereinafter set forth, it being expressly understood that no remedy herein, in the Indenture or in the Note Purchase Agreements conferred is intended to be exclusive of any other remedy or remedies; but each and every remedy shall be cumulative and shall be in addition to every other remedy given herein or now or hereafter existing at law or in equity or by statute:

(a)	The Mortgagee may, by notice in writing to the Company declare the entire unpaid balance of the Notes to be immediately due and payable; and thereupon all such unpaid balance, together with all accrued interest thereon and premium, if any, shall be and become immediately due and payable.

(b)	Subject always to the there existing rights, if any, of the Tenant under the Lease, the Mortgagee personally or by agents or attorneys may (i) enter into and take possession of all or any part of the Mortgaged Property, and may forthwith use, operate, manage, insure, repair and improve the Mortgaged Property and take any other action which, in the Mortgagee's judgment, is necessary or proper to conserve the value of the Mortgaged Property, (ii) collect and receive all earnings, revenues, rents, issues, profits and income from the Mortgaged Property or any part thereof (and for such purpose the Company does hereby irrevocably constitute and appoint the Mortgagee its true and lawful attorney--in-fact for it and in its name, place and stead to receive, collect and receipt for all of the forgoing, the Company irrevocably acknowledging that any payment made to the Mortgagee hereunder shall be a good receipt and acquittance against the Company to the extent so made), (iii) pay all principal charges including taxes and assessments levied thereon and operating and maintenance expenses and all disbursements and liabilities of the Company hereunder and (iv) apply the net proceeds arising from any such operation of the Mortgaged Property as provided in Section 5.3 hereof in respect of the proceeds of a sale of the Mortgaged Property. The right to enter and take possession of the Mortgaged Property and use any personal property therein, to manage, operate and conserve the same, and to collect the rents, issues and profits thereof, shall be in addition to all other rights or remedies of the Mortgigee hereunder or afforded by law, and may be exercised concurrently therewith or independently thereof. The expenses (including any reasonable receiver's fees, counsel[ fees, costs and agent's compensation) incurred pursuant to the powers herein contained shall be secured hereby which the Company promises to pay upon demand together with interest at the rate of 9.00% per annum. The Mortgagee shall not be liable to account to the Company for any action taken pursuant hereto other than to account for any rents actually received by the Mortgagee. Without taking possession of the Mortgaged Property, the Mortgagee may, in the event the Mortgaged Property becomes vacant or is abandoned, take such steps as it deems appropriate to protect and secure the Mortgaged Property (including hiring watchmen therefor) and all costs incurred in so doing shall constitute so much additional indebtedness hereby secured payable upon demand with interest thereon at the rate of 9.00% per annum.

(c)	'Me Mortgagee may, if at the time such action may be lawful and always subject to compliance with any mandatory legal requirements, either with or without taking possession and either before or after taking possession, and without instituting any legal proceedings whatsoever, and having first given notice of such sale to the Company at least 30 days prior to the date of such sale and having given any other notice which may be required by law, sell and dispose of said Mortgaged Property or any part thereof at public auction or private sale to the highest bidder, which may be the Company in one lot as an entirety or in separate lots (the Company for itself and for all who may claim by, through or under it hereby expressly waiving and releasing all rights to have the Mortgaged Property marshalled to the extent permitted by law), and either for cash or on credit and on such terms as the Mortgagee may determine and at any place (whether or not it be the location of the Mortgaged Property or any part thereof) designated in the notice above referred to. Any such sale or sales may be adjourned from time to time by announcement at the time and place appointed for such sale or sales or for any such adjourned sale or sales, without further published notice.

(d)	The Mortgagee may proceed to protect and enforce its rights by a suit or suits in equity or at law, or for the specific performance of any covenant or agreement contained herein or in the Notes, or in aid of the execution of any power herein or therein granted, or for the foreclosure of this Mortgage, or for the enforcement of any other appropriate legal or equitable remedy. Upon the bringing of any suit to foreclose this Mortgage or to enforce any other remedy available hereunder, the plaintiff shall be entitled as a matter of right, without notice and without giving bond to the Company or anyone claiming under, by or through it, and without regard to the solvency or insolvency of the Company or the then value of the premises, to apply to an appropriate court to have a receiver appointed of all the Collateral and of the earnings, income, rents, issues, profits and proceeds thereof, with such power as the court making such appointment shall confer, and the Company does hereby irrevocably consent to such appointment.

(e)	In case of any sale of the Mortgaged Property, or of any part thereof, pursuant to any judgment or decree of any court or otherwise in connection with the enforcement of any of the terms of this Mortgage, the Mortgagee may bid and become the purchaser, and the purchaser or purchasers, for the purpose of making settlement for or payment of the purchase price, shall be entitled to turn in and use the Notes and any claims for interest and premium matured and unpaid thereon, in order that there may be credited as paid on the purchase price the sum apportionable and applicable to the Notes, including principal and interest and premium thereof, out of the net proceeds of such sale after allowing for the proportion of the total purchase price required to be paid in actual cash. If at any foreclosure proceeding the Mortgaged Property shall be sold for a sum less than the total amount of indebtedness for which judgment is therein given, the Mortgagee shall be entitled to the entry of a deficiency decree against the Company and against the property of the Company for the amount of such deficiency.

(f)	The Mortgagee shall have any and all rights and remedies (including, without limitation, extra judicial power of sale) provided to a secured party by the Uniform Commercial Code with respect to any and all parts of the Mortgaged Property which are and which are deemed to be governed by the Uniform Commercial Code. Without limiting the generality of the foregoing, the Mortgagee shall, with respect to any part of the Mortgaged Property constituting property of the type in respect of which realization on a Lien or security interest granted therein is governed by the Uniform Commercial Code, have all the rights, options and remedies of a secured party under the Uniform Commercial Code, including, without limitation, the right to the possession of any such property, or any part thereof, and the right to enter without legal process@ any premises where any such property may be found. Any requirement of said Uniform Commercial Code for reasonable notification shall be met by mailing written notice to the Company at its address set forth in Section 6.3 at least 30 days prior to the sale or other event for which such notice is required.

(g)	The Mortgagee shall have the right to cause any or all of the
Mortgaged Property to be sold under the power of sale granted by this Mortgage in any manner permitted by applicable law.

(h)	The Mortgagee shall have any and all rights and remedies provided for in the Note Purchase Agreements and in the Indenture.

Section 5.3. Application of Proceeds. The purchase money proceeds and/or avails of any sale of the Mortgaged Property, or any I ' 3art thereof, and the proceeds and the avails of any remedy hereunder shall be paid to and applied as follows:

(a)	first, to the payment of costs and expenses of foreclosure or suit, if any, and of such sale, and to the extent permitted by applicable law, the reasonable compensation of the Mortgagee, its agents, attorneys and counsel, and of all proper expenses, liability and advances incurred or made hereunder by the Mortgagee, and of all taxes, assessments or liens superior to the lien of these presents, except any taxes, assessments or other superior lien subject to which said sale may have been made; and (b) second, to the amount then owing or unpaid on the Notes for principal, premium, if any, and interest; and in case such proceeds shall be insufficient to pay in full the whole amount so due, owing or unpaid upon the Notes, then ratably to each holder of the Notes according to the aggregate of such principal and the accrued and unpaid interest and premium, if any, with application on each Note to be made, first, to unpaid premium, if any, second, to the unpaid interest thereon, and third, to unpaid principal thereof, and

(c)	third, to the payment of' any other sums required to be paid by the
Company pursuant to any provision of this Mortgage, the Indenture, the Lease Assignment, the Notes or any other instrument given to secure the Notes; and


(d)	fourth, to the payment of the surplus, if any, to the Company, its successors and assigns, or to whomsoever may be lawfully entitled to receive the same.

Section 5.4. Waiver of Extension, A.ppraisement and Stay Laws. The Company covenants that, upon the occurrence of an Event of Default and the acceleration of the Notes pursuant to Section 5.2(a) and to the extent that such rights may then be lawfully waived, it will not at any time thereafter insist upon or plead, or in any manner whatever claim or take any benefit or advantage of, any stay or extension or moratorium law now or at any time hereafter in force, or claim, take or insist upon any benefit or advantage of or from any law now or hereafter in force providing for the valuation or appraisement of the Mortgaged Property or any part thereof prior to any sale or sales thereof to be made pursuant to any provision herein contained, or to the decree, judgment or order of any court of competent jurisdiction or, after confirmation of any such sale or sales claim or exercise any right under any statute now or hereafter made or enacted by any state or otherwise to redeem the property so sold or any part thereof, and hereby expressly waives for itself and on behalf of each and every person, all benefit and advantage of any such law or laws which would otherwise be available to any such person in connection with the enforcement of any of the Mortgagee's remedies hereunder; and covenants that it will not in connection with any such enforcement proceedings invoke or utilize any such law or laws or otherwise hinder, delay or impede the execution of any power herein granted and delegated to the Mortgagee but will suffer and permit the execution of every such power as though no such law or laws had been made or enacted. The Company hereby waives any and all rights of redemption from sale under any order or decree of foreclosure pursuant to rights herein granted, on behalf of the Company, and each and every Person acquiring any interest in, or title to the Mortgaged Property described herein subsequent to the date of this Mortgage, and on behalf of all other persons to the extent permitted by applicable law.

Any sale, whether under any power of sale hereby given or by virtue of judicial proceedings, shall operate to divest all right,, title, interest, claim and demand whatsoever, either at law or in equity, of the Company in and to the property sold and shall be a perpetual bar, both at law and in equity, against the Company, its successors and assigns, and against any and all persons claiming the property sold or any part thereof under, by or through the Company, its successors or assigns.


Section 5.5.	Costs and Expenses of'Foreclosure.  In any suit to foreclose the lien hereon there shall be allowed and included as additional
Indebtedness Hereby Secured in the decree for sale all   expenditures and
expenses which may be paid or incurred by or on behalf of the Mortgagee for attorney's fees, appraiser's fees, outlays for documentary and expert evidence, stenographic charges, publication costs and costs (which may be estimated as the items to be expended after the entry of the decree) of procuring all such abstracts of title, title searches and examination, guarantee policies, and similar data and assurances with respect to title as the Mortgagee may deem to be reasonably necessary either to prosecute any foreclosure action or to evidence to the bidder at any sale pursuant thereto the true condition of the title to or the value of the Mortgaged Property, all of which expenditures shall become so much additional Indebtedness Hereby Secured which the Company agrees to pay and all of such shall be immediately due and payable with interest thereon from the date of expenditure until paid at the rate of 9.00%, per annum.

Section 5.6. Delay or Omission Not,a Waiver. No delay, failure or omission of the Mortgagee to exercise any right, power or remedy arising from any default on the part of the Company shall exhaust or impair any such right or power or prevent its exercise during the continuance of such default. No waiver by the Mortgagee of any such default, whether such waiver be full or partial, shall extend to or be taken to affect any subsequent default, or to impair the rights resulting therefrom, except as may be otherwise provided herein. No right, power or remedy hereunder is intended to be exclusive of any other right, power or remedy but each and every right, power and remedy shall be cumulative and in addition to any and every other right, power and remedy given hereunder or otherwise existing. Nor shall the giving, taking or enforcement of any other or additional security, collateral or guaranty for the payment of the indebtedness secured under this Mortgage operate to prejudice, waive or affect the security of this Mortgage or any rights, powers or remedies hereunder; nor shall the Mortgagee be required to first look to, enforce or exhaust such other or additional security, collateral or guaranties.

Section 5.7. Restoration of Positions. If the Mortgagee or any Holder has instituted any proceeding to enforce any right or remedy under this Mortgage by foreclosure, entry or otherwise and such proceeding has been discontinued or abandoned for any reason or has been determined adversely to the Mortgagee or to such Holder, then and in every such case the Company, the Mortgagee and the Holders shall, subject to any determination in such proceeding, be restored to their former positions hereunder, and thereafter all rights and remedies of the Mortgagee and the Holders shall continue as though no such proceedings had been instituted.

Section 5.8. Notes to Become Due upon Sale by Mortgagee. Upon any sale under or by virtue of this Mortgage, whether pursuant to foreclosure, power of sale or otherwise, the entire unpaid principal amount of the Notes shall, if not previously declared due and payable, immediately become due and payable, together with interest accrued thereon and premium, if any, and all other indebtedness which this Mortgage by its terms secures, anything contrary in this Mortgage, the Indenture, the Notes or any other instrument serving the Notes to the contrary notwithstanding.


SECTION 6.	MISCELLANEOUS.

Section 6.1.	Successors and Assigns.  Whenever any of the parties hereto
is referred to, such reference   shall be deemed to include the successors
and assigns of such party; and all the covenants, premises and agreements in this Mortgage contained by or on behalf of the Company, or by or on behalf of the Mortgagee, shall bind and inure to the benefit of the respective successors and assigns of such parties whether so expressed or not.

Section 6.2. Severability. The uneriforceability or invalidity of any provision or provisions of this Mortgage shall not render any other provision or provisions herein contained unenforceable or invalid.

Section 6.3. Addresses for Notices and Demands. All communications provided for herein shall be in writing and shall be deemed to have been given (unless otherwise required by the specific provisions hereof in respect of any matter) when delivered personally or when deposited in the United States mail, registered or certified, postage prepaid, or by prepaid overnight air courier, addressed as follows:

If to the Company:              Unitil Realty Corp.
                                6 Liberty Lane West
                                Hampton, New Hampshire 03842
                                Attention:      Treasurer

If to the Mortgagee:            State Street Bank and Trust Company
                                225 Franklin Street
                                Boston, MA 02110
                                Attention: Corporate Trust Department

or as to either party at such other address as such party may designate by notice duly given in accordance with this Section to the other party.

Section 6.4. Headings and Table of Contents. The headings of the sections of this Mortgage and the table of contents are inserted for purposes of convenience only and shall not be construed to affect the meaning or construction of any of the provisions hereof.

Section 6.5. Release of Mortgage. The Mortgagee shall release this Mortgage and the lien hereof by proper instrument or instruments upon presentation of satisfactory evidence that all indebtedness secured hereby has been fully paid or discharged.

Section 6.6.	Counterparts.  This Mortgage may be executed, acknowledged
and delivered in any number of counterparts, each of such counterparts constituting an original but all together only one Mortgage.

Section 6.7. Successor Mortgagee. The Mortgagee may, at any time, by instrument in writing, appoint a successor or successors to, or discharge and appoint a new Mortgagee in the place of, any Mortgagee named herein or acting hereunder, which instrument, executed and acknowledged by the Mortgagee, and recorded in the office of the County Recorder of the county wherein the Mortgaged Property is situated, shall be conclusive proof of the proper substitution of such successor or successors or new Mortgagee, who shall have all the estate powers, duties, rights and privileges of the predecessor Mortgagee.

Section 6.8.	Governing Law.  This Mortgage should be construed in
accordance with and governed by the laws of the State of New Hampshire.

Section 6.9.	Time.  Time shall be of the essence for this Mortgage.

Section 6.10.	Usury Savings Clause.  All agreements in this Mortgage, the
Indenture,
the Notes, the Note Purchase Agreements and the Lease Assignment are expressly limited so that in no contingency or event whatsoever, whether by reason of advancement or acceleration of maturity of the Indebtedness Hereby Secured, or otherwise, shall the amount paid or agreed to be paid hereunder for the use, forbearance or detention of money exceed the highest lawful rate permitted under applicable usury laws. If, from any circumstance whatsoever, fulfillment of any provision of these documents, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity and if, from any circumstance whatsoever, Mortgagee shall ever receive as interest an amount which would exceed the highest lawful rate, the receipt of such excess shall be deemed a mistake and shall be canceled automatically or, if theretofore paid, such excess shall be credited against the principal amount of the Indebtedness Hereby Secured to which the same may lawfully be credited, and any portion of such excess not capable of being so credited shall be rebated to Mortgagor.


IN WITNESS WHEREOF, the Company has caused this Mortgage to be executed in its behalf and its corporate seal to be hereunto affixed and attested, all as of the day and year first above written.

                                 UNITIL REALTY CORP.





                                 By: Mark H. Collin
                                 Title: Treasurer









STATE OF NEW HAMPSHIRE

COUNTY OF ROCKINGHAM

I, CAROL R. JACQUES a Notary Public in and for the County and State aforesaid, do hereby certify that Mark H. Collin , personally known to me to be the same person whose name is, as Treasurer of UNITIL REALTY CORP., a New Hampshirte corporation, subscribed to the foregoing instrument, appeared before me this day in person and severally acknowledged that he, being thereunto duly authorized, signed, sealed with the seal of said corporation, and delivered the said instrument as the free and voluntary act of said corporation and as his own free and voluntary act, for the uses and purposes therein set forth.

Given under by hand and notarial seal this 22nd day of July, 1997.




Notary Public

Printed Name: Carol R. Jacques

(SEAL)

Conunission expires: July 15, 1999

DESCRIPTION OF REAL PROPERTY




Parcel 1:

A certain tract of land with all improvements thereon, located in Hampton, Rockingham County, New Hampshire, shown as Parcel 2 on a certain plan entitled 'Subdivision Plan for Asset T& Holding, Inc., Lbarty Lane West County of Rockingham, Hampton, NH' by Richard P. Millefte and Associates, dated November 11, 1994, last revised December 22, 1994, recorded in the Rockingham County Registry of Deeds as Plan No. D-23674, and more particularly bounded and described as follows:

Beginning at an iron rod in the southerly sideline of Tinber Swamp Road, said rod being the northwesterly comer of the parcel herein conveyed; thence proceeding along the SaW southerly sideline of Timber Swamp Road North 64
28' 10' East a distance of 52.71 feet to an iron rod; thence proceeding
North 67 02'20' East along the said southerly sideline of Tinber Swamp Road, a distance of 139.81 feet to an iron rod; thence continuing along the southerly sideline of Timber Swamp Road North 58 47' 30' East a distance of
500.53 feet to an iron pipe found at the northeasterly comer of the herein described premises at land now or formerly of Asset TiUe Holding, Inc.; thence turning and running along land of said Asset Tft Holding, Inc. South 260 49' 00' East a distance of 635.45 feet to an iron rod at other land of said Asset rde Holding, Inc.; thence continuing along said other land of Asset Title Holding, Inc. South 26 49' 00' East a distance of 29.19 feet to an Iron rod at the southeasterly corner of thehereidescribed premises, thence turning and running South 84 36' 16' West still along other land of Asset Title Holding, Inc., a distance of 36.33 feet to an iron rod; thence proceeding along a curve to the left which has a radius of 770.00 feet an arc length of 615.06 feet along said other land of Asset Trade Holding, Inc., to an iron rod; thence proceeding along a curve to the right which has a radius of 305.00 feet an arc length of 146.18 feet to an iron rod; thence proceeding South 660 17' 57' West a distance of 162.03 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 25.00 feet, an arc length of 39.27 feet to an iron rod; thence proceeding North 23 42' 03' West a distance of 124.58 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 305.00 feet an arc length of 123.55 feet to an iron rod; thence proceeding North 00, 29' 28' West a distance of 190.96 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 55.00 feet an are length of
40.19 feet to an iron rod; thence proceeding along a curve to the left which has a radius of 145.00 feet an arc length of 169.32 feet to an iron rod; thence proceeding North 251 31' 50' West a distance of 33.75 feet to an iron rod; thence proceeding along a curve to the right which has a radius of
25.00 feet an arc length of 39.27 feet to an iron rod at the southerly sideline of said Timber Swamp Road at the point of beginning, the last ten mentioned courses being along the lant,, of said Asset Title Holding, Inc.

Parcel II:

Together with a perpetual non-exclusive easement, in common with others to
(a) use, maintain, repair and replace the common access road serving the premises granted and conveyed hereby, as currently located on Parcel I of the Plan (such access road being shown on the Plan as 'Paved Drive' and 'Access Road Area') and, lb) install, use, maintain, repair, replace and add utilities (including water, sewer, drainage, electricity, telephone, gas, fire alarm and security systems) serving the promises granted and conveyed hereby and located within or on either side of such common access road.




ANNEX A
(to Mortgage and security Agreement)



                          GUARANTY AGREEMENT






                       Dated as July 1, 1997


                        UNITIL CORPORATION




Re:

$7,500,000 8.00% Senior Secured Notes
Due August 1, 2017
of
Unitil Realty Corp.









GUARANTY AGREEMENT

This Guaranty Agreement (this "Guaranty") is dated as of July 1, 1997 and is by Unitil Corporation, a New Hampshire corporation ("Guarantor").

RECITALS

A.	Guarantor owns 100% of the outstanding shares of common stock of
Unitil Service Corp., a New Hampshire corporation (the "Tenant"), and Unitil Realty Corp., a New Hampshire corporation (the "Company").

B.	The Tenant and the Company have entered into the Lease dated June 15,
1997 (the "Lease"), pursuant to which the Tenant is leasing from the Company the Property (as defined therein).

C.	The Company has entered into the separate Note Purchase Agreements dated as of July 1, 1997 (the "Note Purchase Agreem,entv ") with, respectively, American United Life Insurance Company and The State Life Insurance Company (collectively, the "Note Purchasers ") providing for the sale by the Company of its $7,500,000 aggregate principal amount 8.00% Senior Secured Notes due August 1, 2017 (the "Notes").

D. The Notes will be issued under and secured by a Trust Indenture dated as of July 1, 1997 (the "Indenture ") between the Company and State Street Bank and Trust Company, as Trustee for the holders of the Notes (the "Trustee").

E. The Notes will also be secured by (i) an Assignment of Lease dated as of July 1, 1997 between the Company and the Trustee (the "Lease Assignment") pursuant to which the Company has, among other things, assigned all of its right, title and interest in and under the Lease to the Trustee, (ii) a Mortgage and Security Agreement dated as of July 1, 1997 from the Company to the Trustee (the "Mortgage") pursuant to which the Company has granted to the Trustee a mortgage on the Property (referred to above) and (iii) this Guaranty Agreement.

F.	Capitalized terms used herein shall have the meanings assigned in the
Indenture or the Note Purchase Agreements, as the case may be.

NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained and to aid the sale of the Notes -and to induce the Note Purchasers, and every future holder of the Notes, to purchase the Notes, it is hereby agreed as follows:

1.	Guarantor, intending to be legally bound, hereby guarantees to
Trustee for the benefit of the holders of the Notes, (a) the full prompt payment of all principal of and interest and Make-Whole Amount, if any, on the Notes from time to time outstanding, as and when such payments become due and payable (including all interest on overdue payments of principal, Make-Whole Amount, if any, and interest at the rate set forth in the Notes and (b) the full and prompt performance by the Company of all its other obligations under the provisions of the Note Purchase Agreements (the items described in clauses (a) and (b) above are herein referred to collectively as the "Obligations"); and Guarantor does hereby become surety to the Trustee, and its successors and assigns, for and with respect to all of the Obligations.

2.	Guarantor hereby covenants and agrees to and with the Trustee, that if default shall at any time be made by the Company, or any of its successors and assigns, in the payment or performance of any such Obligations, Guarantor will forthwith pay and faithfully perform and fulfill such Obligations, and will forthwith pay to the Trustee all damages and all costs and expenses that may arise in consequence of any default by the Company, or its successors and assigns, under the Notes or the Note Purchase Agreements (including, without limitation, all reasonable attorneys' fees incurred by the Trustee or any holder of a Note or caused by any such default and/or by the enforcement of this Guaranty).

3.	This Guaranty is an absolute and ' unconditional guaranty of payment
(and not of collection) and of performance and is a surety agreement. Guarantor's liability hereunder is direct and may be enforced without the Trustee being required to resort to any other right, remedy or security and this Guaranty shall be enforceable against Guarantor, and its successors and assigns, without the necessity for any suit or proceedings on the Trustee's part of any kind or nature whatsoever against the Company, or its successors and assigns, and without the necessity of any notice of nonpayment, non-performance or non-observance or the continuance of any such default or of any notice of acceptance of this Guaranty or of the Trustee's intention to act in reliance her(,-on or of any other notice or demand (except a demand for payment from the Guarantor) to which Guarantor might otherwise be entitled, all of which Guarantor hereby expressly waives.

4.	This Guaranty shall be a continuing Guaranty and (whether or not
Guarantor shall have notice or knowledge of any of the following) the liability and obligation of Guarantor hereunder shall be absolute, irrevocable and unconditional and shall remain in full force and effect without regard to, and @.,hall not be released, discharged or in any way impaired by (a) any amendment or modification of, or supplement to, or extension or renewal of, the Notes or the Note Purchase Agreements or any assignment or transfer thereof; (b) any exercise or non-exercise of any right, power, remedy or privilege under or in respect of the Notes or the Note Purchase Agreements or this Guaranty or any waiver, consent or approval by the Company with respect to any of the covenants, terms, conditions or agreements contained in the Notes or the Note Purchase Agreements or any indulgences, forbearances or extensions of time for performance or observance allowed to the Company from time to time and for any length of time; (c) any bankruptcy, insolvency, reorganization, arrangement, readjustment, composition, liquidation or similar proceeding relating to the Company, its successors and assigns or their properties; or (d) any limitation on the liability or obligation of the Company under the Notes or the Note Purchase Agreements or its estate in bankruptcy or of any remedy for the enforcement thereof, resulting from the operation of any present or future provision of the federal bankruptcy law or any other statute or from the decision of any court.

5.	All of the Trustee's rights and remedies under the Indenture and under this Guaranty are intended to be distinct, separate and cumulative and no such right and remedy therein or herein mentioned is intended to be in exclusion of or a waiver of any of the others. No termination of the Note Purchase Agreements shall deprive the Trustee of any of its rights and remedies against Guarantor under this Guaranty. This Guaranty shall apply to the Obligations pursuant to any extension, renewal, amendment, modification and supplement of or to the Note Purchase Agreements as well as to the Obligations thereunder in accordance with the original provisions thereof.

6.	Guarantor hereby waives any @requirement that the Trustee protect, secure, perfect or insure any security interest or lien or any property subject thereto or exhaust any right to take any action against any person or any collateral (including any rights relating to marshaling of assets).

7.	The Obligations with respect to the Notes and the Note Purchase
Agreements will be paid strictly in accordance with the terms of the Notes and the Note Purchase Agreements, regardless of the value, genuineness, validity, regularity or enforceability of the Obligations, and of any law, regulatioiri or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Company with respect thereto. The liability of Guarantor to the extent herein set forth shall be absolute, irrevocable and unconditional, not subject to any reduction, limitation, impairment, termination, defense, offset, counterclaim or recoupment whatsoever (all of which are hereby expressly waived by Guarantor) whether by reason of any claim of any character whatsoever, including, without limitation, any claim of waiver, release, surrender, alteration or compromise, or by reason of any liability at any time to Guarantor or otherwise, whether based upon any obligations or any other agreements or otherwise, howsoever arising, whether out of action or inaction or otherwise and whether resulting from default, willful misconduct, negligence or otherwise, and without limiting the foregoing irrespective of: (a) any lack of validity or enforceability of the Notes or the Note Purchase Agreements or of any agreement or instrument relating thereto; (b) any change in the time, manner or place of payment of, or in any other term in respect of, all or any of the Obligations, or any other amendment or waiver of or consent to the Obligations, or any other amendment or waiver of or consent to any departure from the Notes or the Note ]Purchase Agreements or any other agreement relating to any Obligations; (c) any increase in, addition to, exchange or release of, or nonperfection of any lien on or security interest in, any collateral or any release or amendment or waiver of or consent to any departure from or failure to enforce any other guarantee, for all or any of the indebtedness; (d) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Company in respect of the obligations of Guarantor in respect hereof; (,--) the absence of any action on the part of the Trustee or any holder of a Note to obtain payment for the Obligations from the Company; (f) any insolvency, bankruptcy, reorganization or dissolution, or any proceeding of the Company or Guarantor, including, without limitation, rejection of the guaranteed Obligations in such bankruptcy; or (g) the absence of notice or any delay in any action to enforce any Obligations or to exercise any right or remedy against Guarantor or the Company, whether hereunder, under any Obligations or under any agreement or any indulgence, compromise or extension granted.

8.	Guarantor further agrees that, to the extent that the Company or
Guarantor makes a payment or payments to the Trustee or the holders of the Notes, which payment or payments or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to the Company or Guarantor or their respective estate, trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such payment or repayment, this Guaranty and the advances or part thereof which have been paid, reduced or satisfied by such amount shall be reinstated and continued in full force and effect as of the date of such initial payment, reduction or satisfaction occurred.

9.	Guarantor shall have no rights (direct or indirect) of subrogation, contribution, reimbursement, indemnification or other rights of payment or recovery from any person or entity (including, without limitation, the Company) for any payments made by Guarantor hereunder, and Guarantor hereby waives and releases absolutely and unconditionally, any such rights of subrogation, contribution, reimbursement, indemnification and other rights or recovery which it may now or hereafter acquire.

10.	Guarantor will keep, and will cause each of its Subsidiaries to keep, proper books of record and account in which full and correct entries will be made of all dealings or transactions of, or in relation to, the business and affairs of Guarantor or such Subsidiaries, in accordance with GAAP consistently applied (except for changes disclosed in the financial statements furnished to the holders of the Notes pursuant to this paragraph and concurred in by the independent public accountants referred to in clause
(b) below), and will furnish to each holder of the Notes (in duplicate if so specified below or otherwise requested):

(a) Quarterly Statements. As soon as available and in any event within 90 days after the end of each quarterly fiscal period (except the last) of each fiscal year, copies of:

(1)	consolidated balance sheets of Guarantor and its Subsidiaries as of the close of such quarterly fiscal period, setting forth in comparative form the consolidated figures for the fiscal year then most recently ended,

(2)	consolidated statements of income of Guarantor and its Subsidiaries for such quarterly fiscal period and for the portion of the fiscal year ending with such quarterly fiscal period, in each case setting forth in comparative form the consolidated figures for the corresponding periods of the preceding fiscal year, and

(3)	consolidated statements of cash flows of Guarantor and its
Subsidiaries for the portion of the fiscal year ending with such quarterly fiscal period, setting forth in comparative form the consolidated figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified as,complete and correct by an authorized financial officer of Guarantor;

(b)	Annual Statements.  As soon as available and in any event within 120 days after the close of each fiscal year of Guarantor, copies of:

(1)	consolidated balance sheets of Guarantor and its Subsidiaries as of the close of such fiscal year, and

(2)	consolidated statements of income and retained earnings and cash flows of Guarantor and its Subsidiaries for such fiscal year,

in each case setting forth in comparative form the consolidated figures for the preceding fiscal year, all in reasonable detail and accompanied by a report thereon of a firm of independent public accountants of recognized national standing selected by Guarantor to the effect that the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Guarantor and its Subsidiaries as of the end of the fiscal year being reported on and the consolidated results of the operations and cash flows for said year in conformity with GAAP and that the examination of such accountants in connection with such financial statements has been conducted in accordance with generally accepted auditing standards and included such tests of the accounting records and such other auditing procedures as said accountants deemed necessary in the circumstances;

(c)	SEC and Other Reports.  Promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by Guarantor to stockholders generally and of each regular or periodic report, and any registration statement or prospectus filed by Guarantor or the Company with any securities exchange or the Securities and Exchange Commission or any successor agency;

(d) Requested Information. With reasonable promptness, such other data and information as such holder of the Notes may reasonably request.

Without limiting the foregoing, Guarantor will permit each holder of the Notes or such persons as such holder may designate, to visit and inspect, under Guarantor's guidance, any of the properties of Guarantor or any Subsidiary of Guarantor, to examine all of their books of account, records, reports and other papers, to make copies and extracts therefrom and to discuss their respective affairs, finances and accounts with their respective officers, employees, and independent public accountants (and by this provision Guarantor authorizes said accountants to discuss with any holder the finances and affairs of Guarantor and its Subsidiaries) all at such reasonable times and as often as may be reasonably requested. Guarantor shall not be required to pay or reimburse any holder of Notes for expenses which such holder may incur in connection with any such visitation or inspection, except that if such visitation or inspection is made during any period when a Default or an Event of Default shall have occurred and be continuing, Guarantor agrees to reimburse such holder for all such expenses promptly upon demand.

11.	Guarantor will do all things necessary to preserve and keep in full force and effect its corporate existence, rights and franchises; provided, however, that nothing in this Section shall prevent the withdrawal by Guarantor from any State or jurisdiction and its authorization to do business in such State or jurisdiction or a consolidation or merger not prohibited by the following paragraph.

12.	Guarantor will not consolidate with, merge into, or sell, lease or otherwise dispose of all or substantially all its property as an entirety to, any other partnership or corporation unless the partnership or corporation (if other than Guarantor) resulting from any such consolidation or merger or to which such sale, lease or other disposition shall have been made shall, immediately upon such consolidation, merger, sale, lease or other disposition,

(i)	expressly assume in wrilting the due and punctual performance and observance of all the terms, covenants, agreements and conditions of this Guaranty to be performed or observed by Guarantor to the same extent as if such successor partnership or corporation instead of Guarantor had been the original party hereto, and

(ii)	furnish a true and complete copy of the assumption to each holder of
Notes, together with an opinion of.' counsel opining favorably as to the due authorization, execution and enforceability of the assumption;

provided, however, that no such consolidation, merger, sale, lease or other disposition shall release Guarantor from any of its obligations under this Guaranty.

13.	Guarantor represents and warrants that (a) the execution and delivery of this Guaranty has been duly authorized by the Board of Directors of Guarantor and this Guaranty is enforceable in accordance with its terms,
(b) the making of this Guaranty does not require any vote or consent of shareholders of Guarantor and (c) the Company is a wholly owned Subsidiary of Guarantor.

14.	This Guaranty shall be legally binding upon Guarantor and its successors and assigns and shall inure to the benefit of the Trustee and its successors and assigns. The terms and provisions of this Guaranty shall be governed by the laws of the State of New Hampshire.

15. 	Guarantor will not enter into any amendment to this Guaranty, and no such amendment will be effective in any event, without the prior written consent thereto by the Trustee. Guarantor will from time to time while the Notes are outstanding, promptly following request of the Company or the Trustee, confirm in writing to the Company and to the Trustee that this Guaranty remains in full force and effect in accordance with its terms.

16.	Guarantor hereby waives trial by 'ury in connection with any dispute arising hereunder.

IN WITNESS WHEREOF, Guarantor, intending to be legally bound hereby, has caused this Guaranty to be executed by its duly authorized officer and its corporate seal to be hereunto duly affixed, as of the lst day of July , 1997.



UNITIL CORPORATION


By:
Its

IN WITNESS WHEREOF, Guarantor, intending to be -legally bound hereby, has caused this Guaranty to be executed by its duly authorized officer and its corporate seal to be hereunto duly affixed, as of the lst day of July, 1997.

UNITIL CORPORATION
By

Michael J. Dalton
Its President





                              UNITIL REALTY CORP.




                             NOTE PURCHASE AGREEMENT
                             Dated as of July 1, 1997


                   Re: $7,500,000 8.00% Senior Secured Notes


                               Due August 1, 2017








                              TABLE OF CONTENTS

        Section                   Heading                              Page

        SECTION 1.      DESCRIPTION OF NOTES AND COMMITMENT              1

        Section 1. 1.   Description of Notes                             1
        Section 1.2.    Security for the Notes                           2
        Section 1.3.    Commitment, Closing Date                         2
        Section 1.4.    Expenses and Taxes                               3

        SECTION 2.      REPRESENTATIONS                                  3

        Section 2. 1.   Representations of the Company                   3
        Section 2.2.    Representations of the Purchaser                 4

        SECTION 3.      CLOSING CONDITIONS                               4

	Section 3. 1.	Execution and Delivery of Indenture and Guaranty
                        Agreement                                        4
        Section 3.2.    Execution and Recordation of Documents           4
        Section 3.3     Estoppel Certificate of the Tenant               4
        Section 3.4.    Mortgage Title Insurance                         5
        Section 3.5.    Surveys                                          5
        Section 3.6.    Licenses, Approvals and Permits                  5
        Section 3.7.    Company's Corporate Authority                    5
        Section 3.8.    Insurance                                        5
        Section 3.9.    Appraisal                                        5
        Section 3. 1 0. Environmental Assessrrtent                       5
        Section 3.1 1.  Private Placement Number                         6
        Section 3.12.   Closing Certificate                              6
        Section 3.13.   Compliance with Agreements                       6
        Section 3.14.   Legal Opinions                                   6
        Section 3.15.   Consent of Holders of Other Securities           6
        Section 3.16.   Proceedings Satisfactory                         6
        Section 3.17.   Waiver of Conditions                             6
        Section 3.18.   Legality                                         7

        SECTION 4.      INTERPRETATION OF AGREEMENT; DEFINITIONS         7

        Section 4. 1.   Definitions                                      7

        SECTION 5.      PURCHASER'S SPECIAL RIGHTS                       9
        Section 5. 1.   Direct Payment                                   9
        Section 5.2.    Delivery Expenses                                9
        Section 5.3.    Issue Taxes                                      9

        SECTION 6.      MISCELLANEOUS                                    9

        Section 6. 1.   Notices                                          9
        Section 6.2.    Reproduction of Documents                       10
        Section 6.3.    Survival                                        10
        Section 6.4.    Successors and Assigns                          10
        Section 6.5.    Duplicate Originals                             10
        Section 6.6.    Severability                                    10
        Section 6.7.    Governing Law                                   11
        Section 6.8.    Captions                                        11

ATTACHMENTS To NOTE PURCHASE AGREEMENT:


        Schedule I      -       Names and Addresses of purchasers
	Schedule 11	-	Legal Description of Mortgaged Property
	Exhibit A	-	Trust Indenture
	Exhibit B	-	Mortgage
	Exhibit C	-	Lease Assignment
	Exhibit D	-	Lease
	Exhibit E	-	Guaranty Agreement
	Exhibit F	-	SNDA Agreement
	Exhibit G	-	Estoppel Certificate
	Exhibit H	-	Closing Certificate
	Exhibit I	-	Description of Special Coiinsel's Closing
                                Opinion
	Exhibit J	-	Description of Closing Opinion of Counsel to
                                the Company

                             UNITIL REALTY CORP.
                             6 Liberty Lane West
                        Hampton, New Hampshire 03842

                          NOTE PURCHASE AGREEMENT

     Re:     $7,500,000 8.00% Senior Secured Notes Due August 1, 2017

Dated as of
July 1, 1997

To the Purchaser named in Schedule I
attached hereto which is a signatory
to this Agreement

Ladies and Gentlemen:

UNITIL REALTY CORP., a corporation organized and existing under the laws of the State of New Hampshire (the "Company"), a!orrees with you as follows:

SECUON 1.       DESCRIPTION OF NOTES AND COMMITMENT.

Section 1. 1.	Description of Notes.  The Company will authorize the issue
and sale of its 8.00% Senior Secured Notes due August 1, 2017 (the "Notes") in an aggregate principal amount of $7,500,000. The Notes will be dated the date of issue, will bear interest on the unpaid principal balance thereof from the date of issue until maturity at the rate of 8.00% per annum and will be expressed to be payable in the aggregate as follows:

(a)	one installment of interest only for the period from and including the date of issue to but not including August 1, 1997, payable on August 1, 1997;

(b)	two hundred and thirty-nl'lne equal installments, including both principal and interest, each in the aggregate amount of $62,733.00, payable monthly on September 1, 1997 and on the first clay of each month thereafter to and including July 1, 2017; and

(c)	a final installment on August 1, 2017 in an amount equal to the entire principal and interest remaining unpaid as of said date.

The Notes will be in the form attached as Exhibit A to the Indenture hereinafter referred to. Interest on the Notes will be computed on the basis of a 360-day year of twelve 30-day months. The term "Notes" as used herein shall include each Note delivered pursuant to this Agreement and the separate Agreement with the other purchaser named in Schedule I. You and the other purchaser named in Schedule I are hereinafter sometimes referred to as the "Purchasers ".

Section 1.2. Securityfor the Notes. The Notes will be issued under and secured by a Trust Indenture dated as of July 1, 1997 (the "Indenture") substantially in the form attached hereto as Exhibit A from the Company to State Street Bank and Trust Company, as Trustee thereunder -(the "Trustee").
 Pursuant to the Indenture the Company will execute, acknowledge and deliver
(a) the Mortgage and Security Agreement dated as of July 1, 1997 (the "Mortgage") from the Company to the Trustee substantially in the form attached hereto as Exhibit B, and (b) the Assignment of 'Lease dated as of July 1, 1997 (the "Lease Assignment") substantially in the form attached hereto as Exhibit C in which the Company assigns to the Trustee all of its right, title and interest in and to the Lease dated as of June 15, 1997
(the "Lease") between the Company, as landlord, and Unitil Service Corp., a New Hampshire corporation, as tenant (the "Tenant"). In addition, the obligations of the Company under the Notes and the Agreements shall be unconditionally guaranteed pursuant to the Guaranty Agreement dated as of July 1, 1997 (the "Guaranty Agreement") from Unitil Corporation, a New Hampshire corporation and the corporate parent of the Company (the "Guarantor") to the Trustee, substantially in the form attached hereto as Exhibit E. The Mortgage shall create a first mortgage I:'ten on the parcel of land described in Schedule 11 hereto, which parcel together with the buildings and improvements located thereon, constitutes the corporate headquarters owned by the Company and leased to the Tenant under the Lease (collectively, the "Mortgaged Property") the construction of which is being financed with the proceeds from the sale of the Notes.

Section 1.3. Commitment, Closing Date. (a) Subject to the terms and conditions herein contained and on the basis of the representations and warranties hereinafter set forth, the Company agrees to issue and sell to you and you agree to purchase from the Company on the Closing Date, as hereinafter specified, the Notes at a price equal to 100% of the principal amount thereof, as indicated opposite your name in Schedule I.

(b)	Delivery of the Notes will be made at the offices of Chapman and
Cutler, 1 1 1 West Monroe Street, Chicago, Illinois 6060'3, against payment therefor by wire in Federal or other funds current and immediately available at BankBoston, 100 Federal Street, Boston, MA, ABA No. 01 1000390, for credit to the account of Unitil Realty Corp., Account No. 500-74022, at 10:00 o'clock A.M. Chicago, Illinois time, on July 24, 1997 or such later date (not later than July 31, 1997) as shall be mutually agreed upon by the Company and the Purchasers (the "Closing Date").

(c)	The Notes delivered to you on t@he Closing Date will be in the form of a single registered Note, registered in your name or in the name of your nominee, as specified in Schedule I attached hereto.

(d)	Simultaneously with the execution and delivery of this Agreement, the Company is entering into a similar agreement with the other Purchaser under which such other Purchaser agrees to purchase from the Compiny the aggregate principal amount of Notes set forth opposite such Purchaser's name in Schedule I attached hereto. This Agreement and said similar agreement with the other Purchaser are herein collectively referred to as the "Agreements". Your obligation hereunder arid the obligation of the other Purchaser shall be several and not joint and neither Purchaser shall be liable for the acts or defaults of the other Purchaser. The obligation of the Company to issue its Notes hereunder on the Closing Date shall be contingent upon the purchase of the Notes by both Purchasers on the Closing Date.

Section 1.4. Expenses and Taxes. )&'hether or not the Notes are sold, the Company will pay all reasonable expenses relating to this Agreement, the Indenture, the Mortgage, the Lease Assignment and the Guaranty Agreement, including but not limited to:

(a)	the cost of reproducing this Agreement, the Indenture, the Mortgage, the Lease Assignment, the Guaranty Agreement and the Notes;

(b)	the reasonable fees and the disbursements of Chapman and Cutler, your special counsel;

(c)	your reasonable out-of-pocket expenses relating to the issuance and sale of the Notes;

(d)	the cost of delivering to /our home office, insured to your
satisfaction, the Notes purchased by you on the Closing Date;

(e)	all fees, costs and other expenses of the Trustee under the
Indenture;

(f)	all recording and filing @fees and stamp taxes in connection with
the recordation	or filing and rerecordatiort or re-filing of the Mortgage
and/or the Lease Assignment, financing statements, and other notices thereof;

(g)	all fees, costs and expenses incurred in connection with obtaining a rating on the Notes from the National Association of Insurance
Commissioners;

(h)	any and all reasonable brokerage fees and commissions payable or claimed to be payable to any Person in connection with the sale of the Notes; and

(i)	all reasonable expenses (including reasonable attorneys fees)
relating to any amendments, waivers or consents pursuant to the provisions of this Agreement, the Indenture, the Mortgage, the Lease Assignment and the Guaranty Agreement.

The obligations of the Company under this 1.4 shall survive the payment or prepayment of the Notes and the termination of this Agreement, the Indenture, the Mortgage, the Lease Assignment and the Guaranty Agreement.

SECTION 2.	REPRESENTATIONS.

Section 2. I.	Representations of thi?  Company.  The Company represents
and warrants that all representations set forth in the form of Closing Certificate attached hereto as Exhibit H are true and correct as of the date hereof and are incorporated herein by reference with the same force and effect as though herein set forth in full.

Section 2.2. Representations of the Purchaser. You represent that you are purchasing the Notes for your own account, for the purpose of investment and not with a view to the distribution thereof, and that you'have no present intention of selling, negotiating or otherwise disposing of such Notes, it being understood that the disposition of the Notes shall at all times be and remain within your control. You represent that either: (a) you are acquiring the Notes with assets from your "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption 95-60 (issued July 12, 1995) ("PTE 95-60") and the purchase of the Notes by you is eligible for and satisfies the requirements of PTE 95-60; or
(b) all or a part of the funds to be used by you to purchase the Notes constitute assets of one or more separate accounts maintained by you, and you have disclosed to the Company the names of such employee benefit plans, whose assets in such separate account or accounts exceed 10% of the total assets or are expected to exceed 10% of the total assets of such account or accounts as of the date of such purchase (for the purpose of this clause
(b), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan). As used in this Section, the terms "separate account" and "employee benefit plan" shall have the respective meanings assigned to them in ERISA.

SECTION 3. CLOSING CONDITIONS.

Your obligation to purchase and pay for the Notes on the Closing Date is subject to the performance by the Company of its agreements hereunder which, by the terms hereof, are to be performed at or prior to the time of the delivery of such Notes and to the following conditions precedent:

Section 3. 1. Execution and Delivery of Indenture and Guaranty Agreement. On or prior to the Closing Date, the Company and the Trustee shall have executed, acknowledged and delivered the Indenture and the Guarantor shall have executed and delivered the Guaranty Agreement.

Section 3.2. Execution and Recordation of Documents. On or prior to the Closing Date, the Lease, the Lease Assignment, the ";NDA Agreement and the Mortgage shall have been duly executed, acknowledged and delivered by all parties thereto, and shall be in full force and effect, and each such agreement (or a memorandum thereof in the case of the Lease) and all necessary financing statements and similar notices, if and to the extent permitted or required by applicable law, shall have been recorded or filed for record in each public office wherein such recording or filing is deemed necessary or appropriate by you or your special counsel to perfect the lien thereof as against creditors of or purchasers from the Company and the Tenant. Without limiting the foregoing, all taxes, fees and other charges in connection with the execution, delivery, recording and filing of the foregoing instruments shall have been paid or allowance therefor shall have been made.

Section 3.3	Estoppel Certificate of the Tenant.  On the Closing Date,
you shall have received from the Tenant an Estoppel Certificate, dated the
Closing Date, executed by an authorized officer	of the Tenant, substantially
in the form attached hereto as Exhibit G.

Section 3.4. Mortgage Title Insurance. The Company, at its own expense, shall have procured and delivered to the Trustee at the Closing a mortgage title insurance policy on a standard ALTA Form Mortgage Title Insurance Policy Loan Policy 1992 Form with certain endorsements required by you and your special counsel, including without limitation, an ALTA 9 Comprehensive Endorsement or a commitment to issue such policy in the aggregate principal amount of $7,500,000 issued by a title insurance company in good standing selected by the Company and satisfactory to you and your special counsel. Such policy or commitment shall show good and marketable-. fee simple title to the Mortgaged Property to be in the Company subject only to Permitted Encumbrances, as defined in the Mortgage, and insuring the Trustee, as mortgagee, against all loss or damage sustained by reason of the Mortgage not being a first and paramount lien on the Mortgaged Property, subject only to the aforesaid Permitted Encumbrances. The policy shall cover the date of recording of the Mortgage, shall be dated not earlier than the Closing Date and shall otherwise be in form and substance satisfactory to you and your special counsel.

Section 3.5. Surveys. The Company shall provide the Purchasers with a survey of the Mortgaged Property in a form satisfactory to you and your special counsel.

Section 3.6. Licenses, Approvals and' Permits. On or prior to the Closing Date, the Company shall furnish evidence satisfactory to you and your special counsel of the issuance of all licenses, approvals and permits necessary in connection with the lawful operation of the corporate headquarters situated on the parcel of land described in Schedule 11.


Section 3.7. Company's Corporate Authority. You shall have received (a) a copy of the Articles of Incorporation of the Company certified by the Secretary of State of the State of New Hampshire, (b) a certificate of the Secretary or an Assistant Secretary of the Company as to the By-Laws of the Company and authorizing resolutions of the Company and (c) a good standing certificate with respect to the Company.

Section 3.8. Insurance. On the Closing Date, you shall have received from the Company a certificate dated such Closing Dal-.e executed by the President or a Vice President of the Company certifying to the existence of the insurance required by Section 2.6 of the Mortgage and Article 5 of the Lease and the payment of all premiums due thereon. Certificates of insurance evidencing such coverage shall also have been delivered to you.

Section 3.9. Appraisal. At least five days prior to the Closing Date, you shall have received an appraisal of the Mortgaged ]Property prepared in accordance with MAI standards by Fremeau Appraisal Inc., dated not more than 90 days prior to the Closing Date. Such appraisal shall be satisfactory to :you in all respects and shall evidence a loan-tovalue ratio of not more than 95%.

Section 3. 1 0. Environmental Assessmi?nt. On or prior to the Closing Date, you shall have received an environmental site assessment prepared by Haley & Aldrich, Inc. ("Environmental Assessment") for the Mortgaged Property, in scope, form and substance satisfactory to you and your special counsel.

Section 3. 1 1.
Notes shall have duly made the appropriate filings with Standard & Poor's CUSIP Service Bureau, as agent for the National Association of Insurance Commissioners, in order to obtain a private placement number for the Notes.

Section 3.12. Closing Certificate. On the Closing Date, you shall have received from the Company a certificate dated such Closing Date, executed by the President or a Vice President of the Company and by the President or a Vice President of the Guarantor substantially in the form attached hereto as Exhibit H, the truth and accuracy of which on the Closing Date shall be a condition to your obligation to accept and pay for the Notes.

Section 3.13. Compliance with Agreements. The Company shall have performed and complied with all agreements and conditions contained herein, in the Indenture and in the Mortgage which are required to be perforinied or complied with by the Company on or prior to the Closing Date.

Section 3.14. Legal Opinions.  On the Closing Date, you shall have received
(a) from Chapman and Cutler, who are acting as your special counsel in this transaction, and from LeBoeuf, Lamb, Greene & MacRae, LLP, counsel for the Company, the Tenant and the Guarantor, their respective opinions dated ZLS of the Closing Date, in form and substance satisfactory to you, and covering the matters set forth in Exhibits I and J, respectively, hereto and (b) from Sanders & McDermott, P.L.L.C., special New Hampshire counsel for the Company, an opinion regarding compliance with zoning requirements in scope, form and substance satisfactory to you and your special counsel.

Section 3.15. Consent of Holders of Other Securities. On or prior to the Closing Date, any consents or approvals required to be obtained from any holder or holders of any outstanding Security of the Company and an,i amendments of agreements pursuant to which any Securities may have been issued which shall be necessary to permit the consummation of the transactions contemplated hereby shall have been obtained and all such consents or amendments shall be satisfactory in form and substance to you and your special counsel.

Section 3.16. Proceedings Satisfactr-,ry. All proceedings taken or to be taken in connection with all of the transactions described in and contemplated by this Agreement, and all documents necessary to the consummation thereof, shall be satisfactory to you and your special counsel and you and your special counsel shall have received copies (executed or certified as may be appropriate) of all legal documents or proceedings which you and they may require in connection with said transactions.

Section 3.17. Waiver of Conditions. If on the Closing Date the Company fails to tender to you the Notes or if the conditions specified in this
Section 3 have not been fulfilled, you may thereupon elect to be relieved of all further obligations under this Agreement. Without limiting the foregoing, if the conditions specified in this Section 3 have not been fulfilled, you may waive compliance by the Company with any such condition to such extent as you may in your sole discretion determine. Nothing in this 3.17 shall operate to relieve the Company of any of its obligations hereunder or to waive any of your rights or remedies against the Company.

Section 3.18.	Legality.  The Notes shall, on the Closing Date, qualify as
a legal investment for insurance companies under such legal investment laws to which you are subject and you shall have received evidence, reasonably satisfactory to you as you may require to establish compliance with this condition.

SECTION 4.        INTERPRETATION OF AGREEMENT; DEFINITIONS.

Section 4. I. Definitions. Unless the context otherwise requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

"A.ffiliate " shall mean any Person (other than a Subsidiary) (i) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with, the Guarantor, (ii) which beneficially owns or holds 5% or more of any class of the Voting Stock of the Guarantor or (iii) 5% or more of the Voting Stock (or in the case of a Person which is not a corporation, 5% or more of the equity interest) of which is beneficially owned or held by the Guarantor or a Subsidiary. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of Voting Stock, by contract or otherwise.

"Default" shall mean any event or condition, the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default as defined in Section 6.1 of the Indenture.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

"ERISA Affiliate" shall mean any corporation, trade or business that is, along with the Guarantor, a member of a controlled group of corporations or a controlled group of trades or businesses, as described in section 414('b) and 414(c), respectively, of the Code or Section 4001 of ERISA.

"Event of Default" is defined in Section 6.1 of the Indenture.

"Guarantor" is defined in 1.2.

"Holder" shall mean any Person which is, at the time of reference, the registered holder of any Note.

"Indenture" is defined in 1.2.

"Institutional Holder" shall mean any Holder which is a Purchaser or an insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan (as defined in ERISA) or other institutional investor or financial institution and, for purposes of the direct payment provisions of this Agreement, shall include any nominee of any such Holder.

"Mortgage" is defined in 1.2.
"Mortgaged Property" is defined in  1.2.
"Multiemployer Plan" shall have the same meaning as in ERISA.
"PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

"Person " shall mean an individual, partnership, corporation, limited liability company, trust or unincorporated organization, and a government or agency or political subdivision thereof.

"Plan " means a "pension plan," as such term is defined in ERISA, established or maintained by the Guarantor or any ERISA Affiliate or as to which the Guarantor or any ERISA Affiliate contributed or is a member or otherwise may have any liability.

"Reportable Event" shall have the same meaning as in ERISA.

"Security" shall have the same meaning as in Section 2(l) of the Securities Act of 1933, as amended.

"SNDA Agreement" shall mean the Subordination, Non-Disturbance and Attomment Agreement dated as of July 1, 1997 among the Trustee, the Tenant and the Company, substantially in the form attached hereto as Elxhibit F.

The term "subsidiary" shall mean, as to any particular parent corporation, any corporation of which more than 50% (by number of votes) of the Voting Stock shall be owned by such parent corporation and/or one or more corporations which are themselves subsidiaries of such parent corporation. The term "Subsidiary" shall mean a subsidiary of the Guarantor.

"Tenant" is defined in 1.2.

"Trustee" is defined in  1.2.

"Voting Stock" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

SECTION 5. PURCHASER'S SPECIAL RIGHTS.

Section 5. I. Direct Payment. Notwithstanding anything to the contrary contained in this Agreement, the Indenture or the Notes, in the case of any Note owned by any Holder that is a Purchaser or any other Institutional Holder which has given written notice to the Company requesting that the provisions of this 5.1 shall apply, the Company will punctually pay, or cause to be paid, when due the principal thereof, interest thereon and premium, if any, due with respect to said principal, without any presentment thereof, directly to such Holder at its address set forth herein or such other address as such Holder may from time to time designate in writing to the Company or, if a bank account with a United States bank is so designated for such'Holder, the Company will make such payments in immediately available funds to such bank @iccount, marked for attention as indicated, or in such other manner or to such other account in any United States bank as such Holder may from time to time direct in writing.

Section 5.2. Delivery Expenses. If any Note or Notes are surrendered to the Company or the Trustee pursuant to this Agreement or the Indenture, the Company will pay the cost of delivering to or from your off ice from or to the Company or the Trustee, insured to your satisfaction, the surrendered Note or Notes and any Note or Notes issued in substitution or replacement for the surrendered Note or Notes.

Section 5.3.	Issue Taxes.  The Company will pay all taxes in connection
with the issuance and sale by the Company of the Notes and in connection with any modification of the Notes and will save you and any subsequent Holder harmless without limitation as to time against any and all liabilities with respect to ill such taxes. The obligations of the Company under this 5.3 shall survive the payment or redemption of the Notes and the termination of this Agreement.

	SECTION 6.	MISCELLANEOUS.

	Section 6. I.	Notices. (a) All comniunications under this
        Agreement shall be in writing and shall be mailed by first class mail, postage prepaid or comparable service in regular use,

	(1)	if to you, at your address for notices shown on Schedule I
        attached hereto marked for attention as there indicated, or at such other address as you may have furnished the Company in writing, or

        (2) if to the Company, at Its address shown at the beginning of this Agreement, or at such other address as it may have furnished in writing to you and all other Holders at the time outstanding.

(b)	Any communication so addressed and mailed by a method which results in the sender's receiving written evidence of delivery shall be deemed to be given when so mailed.

Section 6.2.	Reproduction of Documents.  This Agreement and all
documents relating thereto, including, without limitation (a) consents, waivers and modifications which may hereafter be executed, (b) documents received by you at the Closing (except the Notes) and (c) financial statements, certificates and other information previously or hereafter furnished to you, may be reproduced by you by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process and you may destroy any original documents so reproduced. The Company agrees and stipulates that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original is in existence and whether or not such reproduction was made by you in the regular course of business) and that any enlargement, facsimile or further reproduction of such reproductions would likewise be admissible in evidence.

Section 6.3. Survival. All warranties, representations, and covenants made by the Company herein or in any certificate or other instrument delivered by it or on its behalf under this Agreement shall be considered to have been relied upon by you and shall survive the delivery to you of the Notes being purchased by you (and any sale or other disposition of the Notes) regardless of any investigation made by you or on your behalf All statements in any such certificate or other instrument shall constitute warranties and representations by the Company hereunder.

Section 6.4. Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of each of the parties. The provisions of this Agreement are intended to be for the benefit of all Holders, and shall be enforceable by any such Holder, whether or not an express assignment to such Holder of rights under this Agreement has been made by you or your successors or assigns.

Section 6.5. Duplicate Originals. Two or more duplicate originals of this Agreement may be signed by the parties, each of which shall be an original but all of which together shall constitute one and the same instrument. If this Agreement is satisfactory to you, please so indicate by signing the acceptance at the foot of a counterpart of this Agreement and return such counterpart to the Company, whereupon this Agreement will become binding between us in accordance with its terms.

Section 6.6. Severability. Should any part of this Agreement for any reason be declared invalid, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts, or portion which may, for any reason, be hereafter declared invalid.

Section 6.7. Governing Law. This; Agreement and the Notes issued and sold hereunder shall be governed by and construed in accordance with New Hampshire law.

Section 6.8. Captions. The descriptive headings of the various Sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof.


The execution hereof by you shall constitute a contract between us for the uses and purposes hereinabove set forth, and this Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

Very truly yours,


UNITIL REALTY CORP.



By   /s/ Mark H Collin
Title:   Treasurer

The foregoing is hereby confirmed and accepted.


AMERICAN UNITED LEFE INSURANCE
COMPANY



By  /s/  Kent R Adams

Its  Kent R. Adams, Vice President


                                                PRINCIPAL AMOUNT
        NAME AND ADDRESS                         OF NOTES TO BE
        OF PURCHASER                               PURCHASED

        AMERICAN UNITED LIFE INSURANCE COMPANY     $7,000,000
	One American Square
	Post Office Box 368
	Indianapolis, Indiana 46206
	Attention: Securities Department

	Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Unitil Realty Corp. 8.00% Senior Secured Notes due August 1, 2017,
PPN 91326# AA 0" and identifying the breakdown of principal and interest and the payment date) to:

Bank of New York (ABA #021000018)
One Wall Street, 3rd Floor
New York, New York 10286
Window A

for credit to: American United Life Insurance Company
Account Number 186683/AUL

Notices

All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed as first provided above.

Name of Nominee in which Notes are to be issued: None
Taxpayer I.D. Number: 35-0145825



SCHEDULE I
(to Senior Secured Note Agreement)

                                                    PRINCIPAL AMOUNT
        NAME AND ADDRESS                            OF NOTES TO BE
        OF PURCHASER                                  PURCHASED

        THE STATE LIFE INSURANCE COMPANY               $500,000
	One American Square
	Post Office Box 368
	Indianapolis, Indiana 46206
	Attention: Securities Department

	Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Unitil Realty Corp. 8.00% Senior Secured Notes due August 1, 2017,
PPN 91326# AA 0" and identifying the breakdown of principal and interest and the payment date) to:

Bank of New York (ABA #021000018)
One Wall Street, 3rd Floor
New York, New York 10286
Window A

for credit to: The State Life Insurance Company
Account Number 343761/State Life c/o AUL

Notices

All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed as first provided above.

Name of Nominee in which Notes are to be issued: None
Taxpayer I.D. Number: 35-0684263





                              SCHEDULE II
                  LEGAL DESCRIPTION OF MORTGAGED PROPERTY

Parcel 1:

A certain tract of land with all improvements thereon, located in Hampton, Rockingham County, New Hampshire, shown as Parcel 2 on a certain plan entitled "Subdivision Plan for Asset Title Holding, Inc., Liberty Lane West County of Rockingham, Hampton, NH' by Richard P. Millefte and Associates, dated November 11, 1994, last revised December 22, 1994, recorded in the Rockingham County Registry of Deeds as Plan No. D-23(i74, and more particularly bounded and described as follows:

Beginning at an iron rod in the southerly sideline of Timber Swamp Road, said rod being the northwesterly comer of the parcel herein conveyed; thence proceeding along the said southerly sideline of Timber Swamp Road North 64, 28' 10' East, a distance of 52.71 feet, to an iron rod; thence proceeding North 671 02'20' East along the said southerly sideline of Timber Swamp
Road, a distance of 139.81 feet to an iron rod; thence continuing along the southerly sideline of 'Timber Swamp Road North 580 47' 30" East, a distance of 500.53 feet to an iron pipe found at the northeasterly comer of the herein described premises at land now or formerly of Asset Title Holding, Inc., thence turning and running along land of said Asset T'dle Holding, Inc. South 26, 49' 00" East, a distance of 635.45 feet to an iron rod at other land of said Asset Title Holding, Inc.; thence continuing along said other land of Asset TiUe Holding, Inc. South 260 49' 00' East a,distance of 29.19 feet to an iron rod at the southeasterly comerof the herein described premises; thence turning and running South 841 36'
16' West still along other land of Asset Title Holding, Inc., a distance of
36.33 feet to an iron rod; thence proceeding along a curve to the left which has a radius of 770.00 feet, an arc length of 615.06 feet along said other land of Asset Title Holding, Inc., to an iron rod; thence proceeding along a curve to the right which has a radius of 305.00 feet, an arc length of
146.18 feet to an iron rod; thence proceeding South 660 17' 57' West a distance of 162.03 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 25.00 feet, an arc length of 39.27 feet to an iron rod; thence proceeding North 231 42' 03' West, a distance of 124.58 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 305.00 feet an arc length of 123.55 feet to an iron rod; thence proceeding North 001 29' 28" West a distance of 190.96 feet to an iron rod; thence proceeding along a curve to the right which has a radius of 55.00 feet an arc length of 40.19 feet to an iron rod; thence proceeding along a curve to the left which has a radius of 145.00 feet an arc length of 169.32 feet to an iron rod; thence proceeding North 251 31' 50' West a distance of
33.75 feet to an iron rod; thence proceeding along a curve to the right which has a radius ol' 25.00 feet, an arc length of 39.27 feet to an iron rod at the southerly sideline of said Timber Swamp Road at the point of beginning, the last ten mentioned courses being along the lar-@ of said
Asset Title Holding, Inc.

Parcel II:

Together with a perpetual non-exclusive easement, in common with others to
(a) use, maintain, repair and replace the common access road serving the premises granted and conveyed hereby, as currently located on Parcel 1 of the Plan (such access ,oad being shown on the Plan as 'Paved Drive' and 'Access Road Area) and, (b) install, use, maintain, repair, replace and add utilities (including water, sewer, drainage, electricity, telephone, gas, fire alarm and security systems) serving the premises granted and conveyed hereby and located within or on either side of such common access road.



EXHIBIT 10.1

AGREEMENT BETWEEN Unitil/CONCORD ELECTRIC COMPANY
AND
LOCAL UNION NO. 1837
INTERNATIONAL BROTHERHOOD OF ELECTRICAL WORKERS

JUNE 1, 1997 through MAY 31, 2000

INDEX

Article    Section     Subject                                     Page Nos.

                       PREAMBLE                                        3
  1                    RECOGNITION OF UNION AND UNION SECURITY         4
             1.1         Recognition of Union                          4
             1.2         Union Security                                4
             1.3         Payroll Deduction for Union Dues              4
  2                    CREDIT UNION AND THRIFT/SAVING PLAN             5
             2.1         Credit Union                                  5
             2.2         401K Plan                                     5
  3                    WAGES AND HOURS                                 6
             3.1         Hours of Work and Premium Pay                 6
             3.2         Hourly Premium                                8
             3.3         Minimum Pay for Employees Called In           8
             3.4         Holidays                                      9
             3.5         Vacations                                    10
             3.6         Assignment of Overtime Work                  12
             3.7         Temporary Up-Grading                         12
             3.8         Inclement Weather                            12
             3.9         Rubber Gloving                               13
             3.10        Employee Purchasing                          13
             3.11        Equipment Provided by Company                14
             3.12        Rest Period                                  14
             3.13        Military Leave                               15
             3.14        Stand-by                                     16
             3.15        Pay When Away From Home Overnight            16
             3.16        Leave of Absence
                           A. for Personal Reasons                    16
                           B. for Union Officials                     17
             3.17        Absence Due to Death in the Family           18
             3.18        Temporary Assignments Outside
                         of the Company's Service Area                18
             3.19        Utility Lineworker I                         19
  4                    ANSWERING SERVICE                              19
  5                    RETIREMENT PLAN                                19
  6                    GROUP INSURANCE                                19
  7                    PROMOTIONS, DEMOTIONS, AND FURLOUGHS           20
             7.1         Promotions                                   20
             7.2         Temporary Assignment                         21
             7.3         Retrogression                                21
             7.4         Termination Pay                              22
  8                    CONTRACTING CREWS                              22
  9                    SUSPENSION AND DISCHARGES                      23

Article    Section     Subject                                     Page Nos.

 10                    NO STRIKES OR LOCKOUTS                         23
 11                    ADJUSTMENTS OR DISPUTES AND
                       GRIEVANCES AND ARBITRATION                     24
 12                    NOTICES AND REQUESTS                           25
            12.1         Mailing Requirements                         25
            12.2         Bulletin Boards                              25
 13                    WAGE AND WORK AGREEMENT                        25
 14                    DISABILITY BENEFITS AND SAFETY                 26
            14.1         Sick Pay                                     26
            14.2         Worker's Compensation                        26
            14.3         Safety                                       26
 15                    CONSOLIDATION OR MERGER                        27
 16                    NO DISCRIMINATION                              27
 17                    DATE AND TERM  -- TERMINATION-AMENDMENT        27
            17.1         Effective Date and Term                      27
            17.2         Negotiations - Changes or Termination        28
            17.3         Amending Agreement During Term               28
                       RETIREMENT PLAN                                30
                       GROUP INSURANCE                                36
                       SCHEDULE OF WAGES                              40
                       DUES DEDUCTION                                 41



PREAMBLE


     AGREEMENT made and entered into this 1st day of June, 1997 and between Unitil/CONCORD ELECTRIC COMPANY, a New Hampshire corporation hereinafter referred to as the "Company," and Local Union No. 1837 of INTERNATIONAL BROTHERHOOD OF ELECTRICAL WORKERS and the EMPLOYEES
OF THE COMPANY who have designated Local Union No. 1837 of the International Brotherhood of Electrical Workers to act for them as their collective bargaining agent, all hereinafter referred to as the "Union."

     WHEREAS, the Union represents a majority of the employees of the Company in the Line Department, Meter Department, Service Center (Station Attendants, Maintenance Workers, Stock Clerks and Operation Office Clerk
only), and Meter Readers, and has been designated by said majority to be the exclusive representative of all employees of the said departments for the purpose of collective bargaining in respect to rates of pay, wages, hours of work and other conditions of employment, and

     WHEREAS, both the Company and the Union desire to promote harmony and efficiency in the working forces so that the employees and the Company may obtain mutual economic advantages consistent with the duty of the Company, as a public utility, at all times to provide an adequate and uninterrupted supply of electric service in the territory and communities which it serves.

     NOW THEREFORE, in consideration of the mutual covenants and Agreements hereinafter set forth, it is agreed as follows:



ARTICLE 1
RECOGNITION OF UNION
AND UNION SECURITY

 1.1     Recognition of Union
           The Company recognizes the Union to be the exclusive rep-resentative of all employees in the Line Department, Meter Department, Service Center (Station Attendants, Maintenance Workers, Stock Clerks, and Operation Office Clerk only) and Meter Readers holding the positions set forth on the attached "Schedule of Wages," for the purpose of collective bargaining.

 1.2     Union Security
           All employees who are at present members of the Union or may hereinafter become members of the Union shall remain members of the Union during the term of this agreement as a condition of their employment by the Company. New employees covered by this agreement shall be required to apply for membership in the Union at the end of ninety (90) days of continuous employment and remain members of the Union as a condition of their continued employment during the term of this agreement, and the Union agrees to accept such new employees into membership in the Union in accordance with its By-Laws. The term "member" is understood to be a Union member whose dues are paid in accordance with the By-Laws and Constitution of the Union.

 1.3     Payroll Deduction for Union Dues
           The Company agrees to make weekly payroll deductions for Union dues upon written authorization of employees who are Union members with their signatures properly witnessed and to forward monthly the amounts so deducted to the Union. (Exhibit B)

ARTICLE 2
CREDIT UNION & THRIFT/SAVING PLAN

 2.1     Credit Union
           The Company agrees to make payroll deductions for payments to a duly-established Credit Union upon written authorization by regular employees and to forward the amounts so deducted to the Credit Union in accordance with such authority.

 2.2     401K Plan
           Employees may participate in the Company's 401K Plan in accordance with the terms of Unitil Corporation Tax Deferred Savings and Investment Plan as amended and restated from time-to-time. The complete details relating to this plan are contained in the Plan's Summary Description and in the Plan Document, which are incorporated herein by reference.

           The Company agrees to make payroll deductions for contributions to the duly-established 401K Plan upon written authorization by regular employees and to forward the amounts so deducted to the 401K Plan in accordance with such authority. Employees may elect to contribute between 1% and 12% of either their base wages or total wages to the plan, in increments of 1%. The Company matches 100% of the first 3% of base wages that the employees contribute to the plan. Employees become partially vested in Company matching contributions after one year of vesting service and are fully vested in Company matching contributions after three years of Vesting Service.

           The Company reserves the right to make changes to the Plan during the term of this Agreement with the understanding that such changes will not decrease the amount of benefits provided to Plan members. The Company agrees that no changes will be made to the plan without prior notification to the Union.


ARTICLE 3
WAGES AND HOURS

 3.1     Hours of Work and Premium Pay
         (a) For all employees the normal work week shall consist of forty (40) hours worked Monday through Friday, and the normal workday shall consist of eight (8) hours worked from 7 a.m. to 3 p.m. with a fifteen (15) minute lunch period, except the workday for the meter order truck operator (s) which shall be from 9 a.m. to 5 p.m. with a fifteen (15) minute lunch period; the evening Station Attendant which shall be from 3 p.m. to 11 p.m.; and Meter Readers which shall be from 8 a.m. to 4 p.m. with a fifteen (15) minute lunch period. (Meter Readers will be allowed, by mutual agreement, to work summer hours of 7 a.m. to 3 p.m., during the months of June, July, and August.); Utility Maintenance Worker which shall be from 1 p.m. to 9 p.m. with a fifteen (15) minute lunch period; Operation Office Clerk which shall be from 8 a.m. to 5 p.m. with one (1) hour for lunch; and Utility Lineworker I, who will work one of two schedules. These schedules will be called the "A/B" schedule and the "C" schedule. The hours for the A/B schedule will be on a two week rotating basis. Hours for week A will be Monday, Wednesday, Thursday, and Friday 9 a.m. to 5 p.m. with a fifteen (15) minute lunch period, and Tuesday 3 p.m. to 11 p.m. with a fifteen (15) minute lunch period. Hours for week B will be Tuesday thru Friday 9 a.m. to 5 p.m. and Saturday
               7 a.m. to 3 p.m. The "C" schedule will be, Tuesday, Wednesday, Thursday, and Friday 3 p.m. to 11 p.m., and Saturday 7 a.m. to 3 p.m. All of these to include a fifteen (15) minute lunch period. It will be management's discretion as to which schedule will be used for the Utility Lineworker, and it is understood that these times may be changed by mutual agreement of the parties. Time and one-half shall be paid to all employees for all hours worked outside the normal workday except Sundays and holidays which shall be double time.

         (b) For Station Attendants, the normal work week shall consist of forty (40) hours, Monday through Friday, and the normal workday shall consist of (8) consecutive hours worked in a twenty-four hour period commencing with the beginning of the employee's regularly scheduled hours. Station Attendants shall receive time and one-half for all hours worked in excess of eight (8) in any workday or forty (40) in any one week; provided, however, that if a Station Attendant voluntarily works two work schedules in a single workday or mutually agrees to work two consecutive work schedules, straight time only shall be paid for the second work schedule.

         (c) A Station Attendant required to work on either the first or second of his regularly scheduled consecutive days off shall be paid at time and one-half his normal rate of pay for work on the first day, and at two (2) times his normal rate of pay for work on the second day. Premium pay will not be paid to an employee who is absent from work on the scheduled day for which such premium would have been payable.

         (d) The Union agrees that the Station Attendants may be trained by the Company by the trading of work schedules for short periods of time not to exceed one week of duration. Upon mutual agreement between them and the Company, Station Attendants who desire to trade work schedules will be permitted to do so temporarily from time to time, provided that such temporary interchange is completed within a payroll week so that it does not lead to or require the payment of overtime.

         (e) Nothing in this provision shall be interpreted to interfere with the Company's right to temporarily assign work, including the right to temporarily assign employees to perform work on an emergency basis outside their normally scheduled hours. The Company shall provide as much notice as possible in the event it implements this section.

         (f) The hours for the meter order truck operator(s) may be changed to 7 a.m. to 3 p.m. for the days that the Utility Lineworker I is working the "C" schedule. For all other times, the meter order truck operator(s) hours will be per 3.1(a).

         (g) The hourly rate for the Utility Lineworkers I and for Lineworkers I temporarily filling the position of Utility Lineworker I is set by adding forty ($.40) cents per hour to the Lineworkers I hourly rate.

 3.2     Hourly Premium
           The Station Attendant required to work the 3 p.m. to 11 p.m. schedule shall receive a fifty ($.50) cent per hour premium. This premium will only be paid for hours worked between 3 p.m. and 11 p.m.

 3.3     Minimum Pay for Employees Called In
           When an employee is called in to work outside his regularly scheduled work hours, he shall receive a minimum amount of pay as provided in the two following paragraphs:

         (a) All Workers: If a worker is called out to work outside of his/her normal working hours, he/she will receive a minimum of four (4) hours pay at straight time rates.
               If he/she is called to work between the hours of 11 p.m. and 6 a.m., he/she will receive a minimum of six (6) hours pay at straight time rates. It is understood that such minimums do not apply if the callout is within one hour of the start of his/her regular period of work.
               If he reports on a day during which he is not regularly scheduled to work, he shall receive minimum pay in accordance with the time periods in the preceding sentence.

         (b) An employee who is required to continue working after his scheduled quitting time shall not receive minimum pay under paragraph (a). An employee who reported during the period of one hour immediately preceding his scheduled starting time shall not receive minimum pay under paragraph (a) if he remains on duty continuously until his scheduled starting time, but shall receive time and one-half for such period. In computing hours worked, time shall begin immediately when he reports at his station and shall end when relieved from duty upon completion of emergency work.

 3.4     Holidays
           The following days shall be recognized as Holidays:

           New Year's Day            Columbus Day
           Washington's Birthday     Floating Holiday (See Sec. 3.4(h)
           Civil Rights' Day                            & Sec. 3.5(f))
           Veterans Day              Memorial Day
           Thanksgiving Day          Independence Day
           Day After Thanksgiving    Floating Holiday (See Sec.3.5 (f))
           Christmas                 Labor Day

         (a) As used in this section, the word "Holiday" means the above named holidays or the day upon which they are celebrated. If a holiday falls on Sunday, but is celebrated on Monday, Monday shall be deemed the holiday.

         (b) As used in this section, "Holiday Pay" means eight hours pay at the employee's regular straight-time rate of pay.

         (c) If a holiday falls on a day on which an employee is regularly scheduled to work and he does not work because of the holiday, he shall receive the amount of pay he would have received if he had worked his regular schedule of hours on that day without its being a holiday.

         (d) If a holiday falls on one of the first five days that an employee is regularly scheduled to work during a payroll week, he shall receive Holiday Pay plus double time for each hour worked.

         (e) If a holiday falls on a day on which an employee is not regularly scheduled to work and he is called in to work on such a day, he shall receive Holiday Pay plus two times his straight-time rate for each of the first eight hours worked and three times his straight time rate for each hour worked beyond eight.

         (f) If a holiday falls on a day on which an employee is not regularly scheduled to work and he does not work on such a holiday, he shall receive Holiday Pay or by mutual agreement a day off in lieu of such Holiday Pay; provided, however, that the Company shall have no obligation to grant a particular day off if the granting of such day off would require the Company to pay a premium rate of pay to another employee to fill in for the employee taking the day off.

         (g) The above-described holiday allowances are available only to employees who have worked their last-scheduled workday before the holiday and the first-scheduled workday after the holiday, unless the employee's absence is for a justifiable reason as determined by the Company.

         (h) A Floating Holiday will be given each even numbered year to be taken between January 1 and June 1 of that year, subject to the same provisions of this Agreement as any other designated holiday, and subject to Section 3.5(f).

 3.5     Vacations

         (a) Employees shall be granted vacations with pay at the employee's regular rate based upon their years of continuous service. An employee who has completed at least six months, but less than twelve months, of continuous service in the calendar year of his employ-ment shall be entitled to one week's vacation (5 working days) with pay, plus one additional day with pay for each full month worked in excess of six months, the total vacation not to exceed ten full days in that calendar year. Employees who are active members of the Union on May 31, 1994, and who have completed one year or more of continuous service by said date, shall receive vacation in accordance with the following schedule:

                    Years of
               Continuous Service            Amount of Vacation
                   1 year                      2 weeks
                   5 years                     3 weeks
                  10 years                     4 weeks
                  15 years                     5 weeks
                  20 years                     5 weeks plus 1 day
                  21 years                     5 weeks plus 2 days
                  22 years                     5 weeks plus 3 days
                  23 years                     5 weeks plus 4 days
                  24 years                     6 weeks

               Employees who join the Union after May 31, 1994, and who have completed one year or more of continuous service shall receive vacation in accordance with the following schedule:


                    Years of
               Continuous Service            Amount of Vacation
                   1 year                      2 weeks
                   5 years                     3 weeks
                  10 years                     4 weeks
                  18 years                     5 weeks

         (b) In order to be eligible for full vacation pay in the next calendar year, an employee must have worked in at least twenty-six (26) different work weeks in the current calendar year. Employees who work in less than twenty-six (26) different work-weeks shall have their vacation prorated based on the following formula: (the number of weeks worked divided by 26) times their full annual vacation amount.

         (c) Vacations shall be without duplication, shall not be cumulative from year to year and shall be taken during each calendar year at times or from time to time appointed by the Company after consideration of the requirements of the Company's business, employees' preferences, and preferential rights of employees with the longest length of service.

         (d) If a holiday, as defined in Section 3.4 above, shall fall within an employee's vacation period, the employee shall be entitled to an extra day's vacation or the normal day's pay he would have received were he not on vacation at the election of the Company; if the Company elects the extra day's vacation it shall be taken at a time designated by the Company.

         (e) Each employee shall have the right during the period from January 1 through April 30 of each year to express in writing his desire as to the scheduling of his vacation. Length of continuous service shall govern the order in which such preferences shall be considered.

         (f) Unscheduled vacation days available to an employee and an employee's floating holiday may only be taken upon forty-eight (48) hours advance request, unless in the judgment of the Company the work schedule will permit lesser advance notice.

         (g) A request for vacation in excess of two (2) weeks will be considered on an individual basis; taking into account the Company's operating requirements. An employee will receive written confirmation of their vacation approval or denial within a reasonable time from request.

 3.6     Assignment of Overtime Work
           When practicable, overtime work will be distributed equally among all employees of the department concerned. Those assigned to work on planned weekend overtime will be notified as soon as reasonably possible as to the hours to be worked. Work schedule will be confirmed by the end of the work day on the last scheduled work day of that week. In the event that the planned overtime has been scheduled, but has to be canceled because of bad weather or other causes, the Company will attempt to give twenty four (24) hours notice. If the planned overtime is called off before the employee reports to work, two (2) hours of straight time will be paid. If the planned overtime is called off after the employee reports to work, the employee will be paid for a callout as described in article 3.3(a).
         The Company may, at its discretion, assign alternate work in place of the planned overtime. Stand-by men will not be automatically excluded from participation in planned jobs, but the determination to include or exclude a stand-by man from a given planned job will be made by management in a reasonable and consistent manner. It is understood and agreed that the Union will cooperate fully in the implementation of this Section.

 3.7     Temporary Up-Grading
           When an employee is temporarily assigned to a higher wage classification for a period of two hours or more, he shall receive the rate for such classification provided under Schedule of Wages attached.

           Whenever a Lineworker I is put in charge of a line crew of one or more other employees for a period of two hours or more, he shall receive the rate of pay of a Working Foreman and shall be entitled to said rate of pay if the crew does not do outdoor work due to inclement weather.

 3.8     Inclement Weather
           Except in cases of necessity or emergency, employees shall not be required to do outdoor work when heat, cold, rain, snow, wind, humidity or other inclement weather conditions make such work unsafe.

           The Operations Manager, or a representative designated by him, will determine whether or not the weather conditions are such that the crews will be sent into the field consistent with safety. In the field, the Working Foreman (or Foreman) of the crew shall make the decision as to whether or not his crew shall stop work. Employees shall not lose any regular pay because of failure to work outdoors due to inclement weather. Meter Readers will not be required to read meters during heavy snow or sleet or in any severe weather conditions which would be considered detrimental to the safety of the employee. The Company's decision shall, upon written complaint filed with the Company within five days, be subject to the grievance and arbitration provision of this Agreement.

 3.9     Rubber Gloving
           As of June 1, 1991, the Company may adopt the practice of rubber gloving voltages up to and including 34.5 KV in line work. Any employee classified as Lineworker I, II, or III as of June 1, 1991, shall not be required to rubber glove voltages in excess of 15 KV. To the extent the Company requires rubber gloving of voltages between 15 KV and 34.5KV, the work shall be carried out by volunteers within the Company who have achieved Lineworker I status or by a Lineworker I who is hired after June 1, 1991.

           Lineworkers who were employees of the Company as of June 1, 1991 who volunteer for the 34.5 KV rubber gloving program shall have the option of leaving the program within one year from the day they volunteer, after the program goes online. The Company upon receipt of written notice of that employee's intent to leave the 34.5 KV rubber gloving program, will reassign that Lineworker to the position held before entering the 34.5 KV rubber gloving program within (30) days.

           It has been further agreed that the Company will confer with the Union with respect to appropriate safety rules for rubber gloving voltages up to and including 34.5 KV in line work.

 3.10    Employee Purchasing
           The Company agrees to maintain uniform policy in relation to purchase of merchandise by regular employees.

 3.11    Equipment Provided by Company
           The Company shall provide Linemen's equipment consisting of climbing spurs, pads, and straps, body belts and safety straps, pliers, connectors, skinning knives, leather gloves, adjustable wrenches, rules and screwdrivers, and replacement and renewals thereof. All linemen's equipment shall be and remain the property of the Company. When renewals or replacements are requested, the old equipment must be turned in or its loss satisfactorily explained. All linemen's equipment shall be left on the property of the Company when not in use. The Company shall provide coveralls for use in painting or other jobs requiring clothing protection, which shall be kept at such places on the Company's property as the Company decides.

 3.12    Rest Period
           If an employee is required to work sixteen (16) or more consecutive hours, he will be allowed a period of eight (8) hours off before returning to work unless an emergency arises which makes it necessary for the Company to call him back to work before the expiration of the eight (8) hour period. Any part of the eight (8) hour period which extends into the employee's normal work schedule will be paid for at normal straight time rates.

           If an employee is required to work beyond sixteen (16) consecutive hours, he will be paid at double his straight time rate for those hours worked beyond sixteen (16), including normal schedule hours worked. If the employee does not receive eight (8) hours off after having worked sixteen
         (16) or more hours, his/her hours worked will be paid at double time rates until the employee receives eight (8) hours off. The employee is expected to take the eight (8) hour period off, unless he is specifically told to report back to work by the Company.Time allowed off for meals will be counted in determining sixteen (16) consecutive hours worked for the purpose of this Section. If an employee is called and reports for work within two (2) hours of the time he went off duty, the time off will not prevent the hours worked thereafter from being considered as consecutive with the previous hours worked.

           Employees who are required to work during scheduled or unscheduled hours starting at midnight and ending at 5 a.m. will be entitled to one hour of rest time for each hour worked starting at midnight and ending at 5 a.m.. If such rest time extends into the employee's normal workday, no reduction in pay will be made for the hours overlapping the normal work-day. Rest time extending into normal work schedule and having a duration of two (2) hours or less will be taken at the end of the day unless otherwise established by mutual agreement.
         Rest time extending into normal work schedule and having a duration of four (4) hours or less but more than two (2) hours may, by mutual agreement, be taken at the end rather than the beginning of the normal workday.

 3.13    Military Leave
         (a) The Company will abide by the laws of the United States with respect to the re-employment of those of its employees who have left or will leave their employment with the Company to enter upon service with the armed forces of the United States. When such absence from their duties is compulsory, or results from enlistment in anticipation of compulsory service, the period of absence from their duties with this Company of those re-employed under this Article shall be computed as part of their total term of service with the Company in determining their seniority, vacation, sickness disability benefits, termination pay, and the amount of retirement pension. The parties interpret said laws as applying with equal force to all members of said armed forces, including the Merchant Marine regardless of the manner by which they may have become members thereof.

         (b) The Company agrees to pay to a regular employee, while on National Guard or Reserve annual two-week tour of duty, the difference between the pay from National Guard or Reserves and the regular pay while at work for the Company for two (2) weeks of the tour of duty.


 3.14    Stand-By
           One qualified Lineworker will be assigned to stand-by duty each week during the year. A list of Lineworkers will be submitted, by the Union, one year in advance. Any changes to this schedule shall be submitted, in writing, no less than one week prior to the Lineworker going on stand-by, unless an emergency situation arises and the Lineworker is unable to cover. Lineworker and schedule to be approved by the Operations Manager.

           Stand-by duty consists of a qualified Lineworker remaining within reach of a telephone and/or paging device for a period of one week so that an employee on stand-by duty may be notified to report for work in cases of emergency. Stand-by duty does not require any interruption of an employee's normal life except to the extent of making arrangements so that he can be reached by telephone and/or paging device and report within a reasonable driving time from the place the employee normally reports for work.

           Employees who accept stand-by duty shall be paid fourteen
         (14) hours of straight time pay plus three (3) hours pay for a week which includes a holiday. The stand-by Lineworker will be provided with a vehicle.

 3.15    Pay When Away From Home Overnight
           When working outside the Concord Electric service area, employees shall receive one dollar ($1.00) per hour above their regular hourly rate, or the prevailing rate for the area, whichever is higher.

           The premium shall apply to all hours worked away from the normal work area during the day on which the employee is unable to return home, provided, however, that the minimum premium pay for such day shall be twelve dollars ($12.00). The one dollar ($1.00) hourly premium shall be added to the regular straight-time rate of pay for determining overtime rates of pay, but for no other purpose. This premium shall not apply when attending a Company sponsored training course.

 3.16    Leave of Absence
         (a)   Leave of Absence for Personal Reasons
                 An employee after one (1) year of continuous service
               may be granted a leave of absence, the employee must make a request in writing to his/her immediate supervisor. The request must show a reason and the length of time that will be required.

                 Requests for leave of absence will be considered if
               the employee has used all their vacation in that calendar year. A request will be considered on an individual basis; taking into account the reason, service record, and the Company's operating requirements.

                 Leaves of absence are normally without pay, however,
               insured benefits may be continued only through special arrangement.

                 Time spent on leave of absence shall be included in
               determining length of service for seniority purposes only.

         (b)   Leave of Absence for Union Officials
                 Time off without pay shall be granted, upon request
               of the Union, to Union officials and/or duly elected delegates to attend the International Convention, for the purpose of attending Conventions of IBEW, or to attend other conferences involving the Local Union, provided that (a) the absence of the employee shall not, in the opinion of the Company, interfere with the Company's operations or cause undue hardships to other employees, and (b) provided that the request for such time off shall be made as far in advance as possible, but in no case less than two (2) weeks in advance. Maximum duration per occurrence to be one (1) week.

 3.17    Absence Due to Death in the Family
           In the event of death of a member of the immediate family of an employee, the Company will grant reasonable time off without loss of normal straight time compensation for all scheduled work days, up to three (3) consecutive workdays, falling within the period from the date of death through the date of the funeral. The immediate family is defined as wife, husband, children, step-children, sister, brother, parents, step-parents, parents-in-law, grandparents, or in the immediate household. For other members of the family, grandchildren, aunts and uncles, one (1) day without loss of pay will be granted if the funeral is held on a scheduled work day.

           When there are unusual circumstances in individual cases, time off without loss of pay may be granted subject to the discretion of management.

 3.18 Temporary Assignments Outside of the Company's Service Area Work Assignments with utilities outside of the Company's service area are voluntary except when the utility is an affiliate of Unitil Corporation. If adequate volunteers cannot be obtained for work assignments at Unitil affiliates, personnel will be assigned with forty-eight (48) hours notice, except in cases of emergency.

           Employees will be paid for travel time external of the eight hour day at the appropriate overtime rate for all planned work. The "Minimum Pay for Employees Called In", Section 3.3 in the Contract, will not apply. Transportation will be provided if requested. The rate of pay shall be in accordance with this agreement or the prevailing wage where they are assigned, which ever is higher.

           If an employee works outside the service area and is required to stay overnight, Section 3.15 "Pay When Away From Home
         Overnight" will apply. The employee will be paid the same as when working within the service area except that straight time rates will be paid for rest time.

           This provision does not apply to assignments classed as nonworking (examples: training, schools, meetings, etc.).

 3.19    Utility Lineworker I
           As of June 1, 1994, the Company will create a Utility Lineworker I position. Any employee classified as Lineworker I, II or III as of June 1, 1994, shall not be required to cover the position or hours of the Utility Lineworker I, unless voluntary or unless an employee bids for the position.

ARTICLE 4

ANSWERING SERVICE

           The Company reserves the right to provide an outside telephone answering service for the hours of 11 p.m. to 7 a.m., Monday through Friday; and from 11 p.m. Friday to 7 a.m. Monday and on holidays observed by the Company.

ARTICLE 5

RETIREMENT PLAN

           During the effective period of this Agreement, the Company will pay retirement benefits in accordance with the Unitil Corporation Retirement Plan, effective January 1, 1985, the appropriate details of which are attached hereto and contained in the Company publication Employee Benefit Book, a copy of which will be provided to all employees covered by this Agreement and to the Local Union, all of which are incorporated herein by reference. An employee may retire at a reduced Schedule of benefits prior to Normal Retirement Date of age
         65, as will be stipulated in the aforementioned benefits booklet. The Company agrees that no change in the retirement plan will be made without prior notification to the Union.

ARTICLE 6

GROUP INSURANCE

           During the effective period of this Agreement, the Company will maintain group insurance coverages as follows:

           (a) Life, (b) Accidental Death and Dismemberment, (c) Dental,
         (d) Long Term Disability and, (e) Major Medical. The company reserves the right to change insurance carriers at any time, so long as the financial benefits provided by any new carrier are at least equal to those currently provided, and agrees that no change in the group insurance plan will be made without prior notification to the Union. Appropriate details of the terms of existing contracts are attached hereto and contained in the Company publication Employee Benefit Book, a copy of which will be provided to all employees covered by this Agreement and to the Local Union, all of which are incorporated herein by reference. The cost of the foresaid group insurance coverages is to be paid by the Company.

ARTICLE 7

PROMOTIONS, DEMOTIONS AND FURLOUGHS

 7.1     Promotions
           Selection of regular employees for promotion or advancement within the bargaining unit, for demotion for furloughing because of a reduction in forces, shall be based upon qualifications and seniority. If the employee is qualified for the job in cases of promotion, advancement and demotion, seniority shall govern. An employees un-bridged Union seniority and qualifications shall govern in cases of furloughing and bumping. The Union and the Company recognize that it may be necessary to make exceptions in the application of the foregoing seniority provisions by mutual agreement in order to insure efficient operation of the Company's business.
         The determination by the Company as to qualifications for promotions to supervisory positions shall not be subject to arbitration under Article 11.

           If and when there is an addition in forces in any department covered by this Agreement, employees who have been furloughed from such department shall be given preference over other persons, and employees who have been furloughed from any other department covered by this Agreement shall be given preference over persons not formerly in the employ of the Company, if in either case they are qualified as provided in this Article.

           When a vacancy or the creation of a new position necessitates promotion of an employee or the hiring of a new employee, the Company shall post notices at locations accessible to the employees, such notices to remain posted for ten (10) calendar days, within which time employees may apply in writing to the supervisor or official of the Company designated in the notice. If the Company decides not to fill a vacancy, it will so notify the Union within two (2) weeks of the date of vacancy; if the Company decides to fill a vacancy it will post notices within two (2) weeks of the date the vacancy occurs. The notices shall set forth the classification of the position to be filled, an outline of the duties, the hours and days of work, the ultimate wage rate, the date on which the notice is posted, and the last day for filing applications. Applicants who have special qualifications shall describe such qualifications briefly in their application.

           When an employee is promoted or transferred to another position but fails to qualify, he shall be reassigned to the class from which he was promoted or transferred. If the Company determines that the employee is qualified to perform the work in the class to which he was promoted or transferred, but the employee desires to return to his previous class of work, the Company shall not reassign him until there is a vacancy in such previous class.

 7.2     Temporary Assignment
           The Company may assign anyone to fill a vacancy or new position temporarily, pending the posting of notices and the consideration of applications.

           The Company may also assign anyone to perform temporary work or to replace an absent employee without regard to the foregoing provisions of this Article.

 7.3     Retrogression
           If a regular full-time employee becomes partially incapacitated by reason of age or non-compensable disability and thus is unable to perform fully the duties of his job classification, the Company will endeavor to find him other work by placing him in the highest classification in which he is able to perform the work assigned and in which there is an available opening. The employee shall be given a reasonable opportunity for training to fill an available job which carries a rate of pay more equal to his original rate, and if he becomes qualified for such available job he shall be placed in that classification. An assignment made under this paragraph shall continue until the employee's normal retirement date, provided that he remains qualified to perform the duties required of his job classification. During the period of assignment under this paragraph employees shall be paid at the maximum rate for the classification to which they are assigned, except that employees who have completed ten (10) or more years of continuous service at the time of assignment shall be paid not less than the percentage of their former rates indicated below, such percentage to remain the same for the balance of each employee's active employment. When the rates of pay are adjusted by a general wage adjustment, employees so classified will receive an adjustment in pay in the amount by which the employees retrogressed classification is adjusted.

                  Years of Service
		At Time of Assignment		Percentage
                     25 or more                    100%
                     20 - 24                        95%
                     15 - 19                        85%
                     10 - 14                        75%

           The provisions of the foregoing paragraph shall not impair the right of the Company to require an employee to retire under the Company's Retirement Plan.

 7.4     Termination Pay
           If an employee's employment with the Company is terminated due to a reduction in work force resulting from automation or the closing of an operation, he shall, unless he is retired with pension benefits under the Retirement Plan, be entitled to receive one week's pay for each six months (calculated to the nearest six month period) of service with the Company, provided, however, that an employee receiving termination pay shall not be entitled to be rehired under the provisions of the second paragraph of Section 7.1 of this Article. A Union employee who is terminated will have the option to defer Termination Pay for up to one (1) year.

ARTICLE 8

CONTRACTING CREWS

          The Company shall not use outside contracting or affiliate companies to perform work regularly done by its regular employees if so doing would result in any regular employee being laid off or transferred to another job. This provision does not preclude contractor crews from performing work during emergencies and during times when Company employees are not immediately available.

ARTICLE 9

SUSPENSION AND DISCHARGES

           Upon written request of the Union made within seven days from the date upon which an employee has been suspended or discharged, the Company shall grant a hearing to the employee involved. Upon receipt of the foregoing request in writing, the Company will inform the Union of the reason for the suspension or discharge. The hearing will be conducted by the department head or superior officer of the Company, and if exonerated, the employee will be reinstated without prejudice and compensated for loss in wages. The hearing shall be conducted in accordance with the method of adjusting grievances as provided in Article 11 herein.

ARTICLE 10

NO STRIKES OR LOCKOUTS

           The Union agrees that it will not authorize a strike or work stop-page, and the Company agrees that it will not engage in a lockout, because of disputes over matters relating to this Agreement. The Union further agrees that it will take every reasonable means which are within its powers to induce employees engaged in a strike or work stoppage in violation of this Agreement to return to work. There shall be no responsibility on the part of the Union, its officers, representatives or affiliates, for any strike or other interruption of work unless specifically provided in this paragraph.

ARTICLE 11

ADJUSTMENTS OF DISPUTES AND GRIEVANCES AND ARBITRATION

           Any dispute or grievance arising during the term of this Agreement relating to the meaning, interpretation, construction or application of this Agreement shall be settled in the following manner:

           STEP 1. The specific details of the dispute or grievance shall be submitted to an authorized representative of the other party promptly after the occurrence of the facts giving rise to such dispute or grievance.

           STEP 2. The dispute or grievance may be settled by agreement between the authorized representatives of both parties. The resultant agreement or failure to agree shall be stated in writing by the party first notified to the party who submitted the dispute or grievance within fifteen (15) working days of the date of original submission.

           STEP 3. If the grievance is not settled in Step 2, either party may, within thirty (30) working days of the decision rendered in Step 2, appeal in writing for a decision by the Vice President and General Manager of the Company and the Business Manager of the Union, or representatives designated by them. An international representative of IBEW may be present at this step of the grievance procedure only to assist the local union. They shall render their agreement or failure to agree in writing within fifteen (15) working days of the date of the appeal to them. The time limits specified in the first three steps hereof, may be extended by mutual agreement of the parties involved.

           STEP 4. ARBITRATION. If the Company and the Union are unable to settle a dispute or grievance as above provided, the dispute or grievance may be referred to arbitration by either party as follows: The Union and the Company shall agree upon an arbitrator within ten days, but if they are unable to agree upon an arbitrator within ten days, the arbitrator shall be appointed by the American Arbitration Association. The decision of the Arbitrator shall be final and conclusively binding upon the parties. The services and expenses of the Arbitrator shall be shared equally by the Company and the Union. It is agreed that there shall be no obligation to arbitrate a renewal of this Agreement or a change in, or supplement to, this Agreement or to arbitrate any matter not covered by this Agreement or some provision thereof. No arbitration decision shall be binding beyond the life of this Agreement.

           The Operations Manager and the Chief Steward of the said Local Union shall meet from time to time at the request of either party for the purpose of discussing any matter coming within the scope of this Agreement.

           All meetings between the Operations Manager and the Chief Steward of the Union shall be held at the Company Office at the convenience of both parties if possible.

ARTICLE 12

NOTICES AND REQUESTS

12.1     Mailing Requirements
           Except where specifically provided otherwise herein, all notices and requests shall be deemed to have been fully and completely served or made by the Company when sent by certified mail addressed to the Chief Steward at his current home address with a copy to be sent to the office of the Local Union, and by the Union when sent by certified mail to Unitil/Concord Electric Company, at One McGuire Street, Concord, New Hampshire 03301, unless either party hereto shall give notice of a different address at least five (5) days before any such notice or request is mailed.

12.2     Bulletin Boards
           The Company shall permit reasonable use of bulletin boards for posting officially signed Union bulletins.

ARTICLE 13

WAGE AND WORK AGREEMENT

           The Union agrees that its members employed by the Company will work for the Company upon the terms, conditions and attached wage schedule set forth in this Agreement during its life.

ARTICLE 14

DISABILITY BENEFITS AND SAFETY

14.1     Sick Pay
           Employees covered by this Agreement shall be entitled to two weeks sick pay during the first year of employment. After one year of employment, employees will be entitled to up to twenty-six (26) weeks of sick pay.

           The Company shall have the right, in each instance in which an employee claims sick pay under the provision of this Article, to satisfy itself of the fact of sickness requiring absence by the certificate of a competent physician, examination, or otherwise. If a holiday occurs during the full-pay period, while an employee is sick, extend the full-pay period eight (8) hours or one (1) day, if the employee is still out sick.

14.2	 Worker's Compensation
           Time lost on account of industrial accident will not be regarded as sickness. The Company agrees to pay, during disability due to industrial accidents, the difference between the amount of compensation from Worker's Compensation and full pay for a period not to exceed twenty-six (26) weeks. After the first twenty-six (26) weeks, the employee will be eligible for long term disability benefits of between 10% and 60% of base pay. Said amount shall not exceed the regular take home pay that would be received by an individual without regard to the injury suffered.

14.3     Safety
           The Company will continue to make reasonable regulations for the safety and health of its employees during their hours of employment. Representatives of the Company and the Union shall meet from time to time at the request of either party to discuss such regulations. The Company hereby retains the right to require an employee to submit to a reasonable medical examination by a physician, who shall be mutually agreed upon between the Company and the Union, if the Company has a reasonable belief that the employee's physical or mental condition is placing himself or others in jeopardy.

           The union shall receive copies of all accident reports involving injury or incident to their members.

ARTICLE 15

CONSOLIDATION OR MERGER

           In case of consolidation or merger of the Company with any other company, or sale of all or a substantial part of its properties, the provisions of the Agreement will continue to apply to the extent legally permissible to the employees covered by the terms of this Agreement, and the Company will use its best efforts to require any other Company involved in the consolidation or merger to assume this Agreement to the extent legally possible.

ARTICLE 16

NO DISCRIMINATION

           The Company and the Union agree that the operation or application of various provisions of this Agreement shall in no way serve to discriminate against any individual with respect to his compensation, terms, conditions, or privileges of employment or otherwise affect his status as an employee because of such individual's age, race, color, creed, sex, sexual orientation, veteran status, disability status as defined in the Americans With Disabilities Act, national origin or ancestry, unless based on a bona fide occupational qualification.

           When used in Agreement, the masculine pronoun shall be deemed to include the feminine equivalent thereof.

ARTICLE 17

DATE AND TERM - TERMINATION - AMENDMENT

17.1     Effective Date and Term
           This Agreement, when signed by the Company and the Local Union or their authorized representatives and approved by the International Office of the Union, shall take effect as of June 1, 1997 with increased wages to take effect in accordance with the Schedule of Wages appended hereto and made a part hereof, and shall remain in effect through May 31, 2000. It shall continue in effect from year to year thereafter, from June 1 of each year through May 31 of the following year, unless changed or terminated in the manner provided herein.

17.2     Negotiations - Changes or Termination
           Either party desiring to change or terminate this Agreement must notify the other in writing at least sixty (60) days prior to June 1st of any year after 1998. When notice for changes only is given, the nature of changes desired shall be specified in the notice; however, the listing of changes shall not preclude submission of other changes desired during negotiation. If the parties cannot agree upon changes, either party shall have a right to terminate the contract.

17.3     Amending Agreement During Term
           This Agreement shall be subject to amendment at any time by mutual consent of the parties hereto. Any such amendment agreed upon shall be reduced to writing, signed by the parties hereto and approved by the International Office of the Union.

IN TESTIMONY WHEREOF the parties hereto have executed this Agreement this day and year first above written.

For CONCORD ELECTRIC COMPANY

By/s/ 	Richard M. Heath
     	Vice President and General Manager


For the employees of CONCORD ELECTRIC COMPANY covered by this Agreement and INTERNATIONAL BROTHERHOOD OF ELECTRICAL WORKERS AND
LOCAL UNION NO. 1837.


By/s/ 	Joseph E. Landry
        Chief Steward,

By/s/   Kerry R. Guptill
        Assistant Business Manager

APPROVED International Office - I.B.E.W.

J.J. Barry, President ___________________. This approval does not make the International a party to this agreement.

Unitil/CONCORD ELECTRIC COMPANY

RETIREMENT PLAN

           A retirement plan is provided for employees and is briefly outlined below. In the event there shall be enacted state or federal legislation which conflict with the terms of the below plan, state or federal legislation will govern.

           The word "wages" as hereinafter used, shall mean straight-time wages, and shall include no daily or weekly overtime.

         Eligibility
           Any employee of the Company shall or may retire on a retirement benefit subject to the provisions and conditions hereinafter set forth:

         1. An employee who has attained the Normal Retirement Date (first day of the month in which occurs an employee's 65th birthday) and ceases active service with the Company shall be entitled to a pension.

         2. An employee shall be entitled to retire before attaining the age of sixty-five (65) years if the employee becomes unable to perform such employee's work for the Company because of a permanent disability. In order to be eligible for a disability pension the employee must:

             a.  Be totally disabled
             b. The disability must continue for at least six (6) months.
             c. The employee must be at least thirty-eight (38) years of age with twenty (20) years of Vested Service.
             d. He must qualify for disability benefits under the Social Security Act in effect at the time.
             e. The disability must not have been incurred while the employee was engaged in:
                 (1)  criminal act
                 (2)  service in the armed forces
                 (3)  habitual drunkenness or addiction to a narcotic
                 (4)  intentional self-inflicted injury
                 (5) act or disease resulting during the course of employment with an employer other than the company

           Further, that the disability pension may be discontinued should the employee refuse to be examined by a physician designated by the Plan. The pension would be computed on the basis of the accrual to date of such retirement with no actuarial reduction.

         3. An employee with fifteen (15) years of Vested Service and who has attained age fifty-five (55) may elect to retire on an Early Retirement Date, which may be the first day of any month thereafter prior to the employee's normal Retirement Date. The Company requests that the employee notify the Company in writing at least ninety (90) days prior to such date of intention to retire early.

         Determination of Amount of Normal Retirement Benefits
         A.  Basis
           The basis for the computation of the amount of the retirement benefit shall be the employee's average monthly wages for any consecutive five-year period during the employee's last twenty
         (20) years of Credited Service, whichever amount is larger.

         B.  Amount
           Based upon average monthly wages determined as above stated, the employee shall be eligible for a monthly retirement benefit payable in advance, computed as follows:

           1. For each of the first twenty full years of Credited Service - 2% (two percent) of said average monthly wage.

           2. For each full year of Credited Service in excess of twenty full years and not in excess of thirty full years: an additional 1% (one percent) of said average monthly wages.

           3. For each full year of Credited Service in excess of thirty years: an additional 1/2 of 1% (one-half percent) of said average monthly wages reduced by:

           4. Fifty percent (50%) of such employee's Primary Social Security Benefit Payable under the Federal Social
               Security Act in effect on December 31, 1970: and

           5. The amount of monthly retirement benefit, if any, to which he is entitled under any retirement plan maintained by a former employer for which credit is given under the Plan. These former employers include Exeter and Hampton Electric Company, Fitchburg Gas and Electric Light Company, Unitil Service Corp., and may also include any other companies that become part of the Unitil System of companies in the future.

         Determination of Amount of Early Retirement Benefits
           The monthly amount of Early Retirement Benefit payable to an employee retiring on his Early Retirement Date shall be equal to the employee's Normal Retirement Benefit based on Credited Service to his Early Retirement Date, reduced on the basis of the following schedule:

                                                  Early Retirement
             Early      Percent Reduction of      Expressed as % of
           Retirement    Normal Retirement        Normal Retirement
              Age            Benefits                 Benefits

              64                0%                      100%
              63                0%                      100%
              62                0%                      100%
              61                0%                      100%
              60                0%                      100%
              59                5%                       95%
              58               10%                       90%
              57               15%                       85%
              56               20%                       80%
              55               25%                       75%

         Normal Form of Benefits
         A.  Monthly Annuity for Life
               An employee who is unmarried at retirement will receive
             a retirement benefit as a monthly annuity for as long as the employee lives. Upon death, no death benefits will be payable to any beneficiary.

         B.  Joint and Survivor Annuity with Spouse
               An employee who is married at retirement and who does
             not elect to receive the retirement benefit as a monthly annuity for life, or as one of the Optional Forms of Benefits, will receive an actuarial reduced benefit for as long as the employee lives with fifty percent (50%) of such reduced benefit payable after death to the employee's spouse for as long as such spouse lives. The reduction is based upon the life expectancies of the employee and spouse on the employee's retirement date.

         Optional Form of Benefits
         A.  Contingent Annuitant Option
               An employee may elect, instead of his retirement benefit
             as heretofore provided, to have reduced retirement benefits made commencing on the employee's retirement date and after death such reduced payments, or any lesser amount selected by the employee, will be continued to the designated beneficiary, if living after the employee's death, for the beneficiary's lifetime.

         B.  Ten (10) Year Certain and Life Annuity
               An employee may elect that the retirement benefit,
             payable on the retirement date, be reduced with the guarantee that not less than one hundred and twenty (120) monthly payments will be made either to the employee or the named surviving beneficiary who survives him.

         C.  Five (5) Year Certain and Life Annuity
               An employee may elect that the retirement benefit,
             payable on the retirement date, be reduced with the guarantee that not less than sixty (60) monthly payments will be made either to the employee or the named surviving beneficiary. If any of the above options are elected, the provisions for a minimum annual retirement benefit shall only apply prior to any reductions under the above options.

         Minimum  Retirement Benefit
           In no event will the Company pay any employee who retires with fifteen (15) years of Vested Service an annual normal retirement benefit of less than $1,200 in addition to such sums, if any, as the employee may receive as "Primary Insurance Benefits" under the Federal Social Security Act and as unemployment compensation.

           Spouse's Benefits
             A spouse's Benefit shall be payable to an employee's spouse in the event of the employee's death prior to the Normal Retirement Date, provided at least fifteen (15) years of Vested Service was completed and has been married to the surviving spouse for at least one (1) year.

             The monthly amount of the Spouse's Benefit shall be one-half of the amount of Retirement Benefit which would have been payable had the deceased employee retired, rather than died, on the day before death, reduced, however, by one percent (1%) for each full year in excess of two (2) by which the deceased employee's age exceed his Spouse's age.

             A minimum of fifty dollars ($50.00) per month shall be payable. Spouse's Benefit payments shall terminate with the last payment due preceding death.

           Deferred Termination Benefit
             An employee who terminates his employment after five (5) or more years of Vested Service shall be entitled to a Deferred Termination Benefit equal to that portion of his Normal Retirement Benefit accrued to the date employment terminates.

             A Deferred Termination Benefit shall commence on an employee's Normal Retirement Date. A reduced Deferred
           Termination Benefit is available as early as age 55.

             The specific details of the retirement plan will be as described in the retirement plan documents. In the event of any conflict between this summary and the Plan Document, The Plan Document will govern. While the Company expects to continue indefinitely the benefits provided for under the retirement plan, it agrees to continue them only for the term of the Contract with the employees of the Concord Electric Company covered by the Agreement and the International Brotherhood of Electrical Workers and Local Union No. 1837, Unit #1, dated June 1, 1997.

             In the event there shall be enacted after June 1, 1997, state or federal legislation which conflicts with the Pension Plan (Group Insurance) provisions, outlined above, the state or federal legislation will govern.

Unitil/CONCORD ELECTRIC COMPANY

GROUP INSURANCE

           There shall be maintained a Group Life Insurance and Group Accident and Sickness program with the following benefits:

           Term Life Insurance Plan
             Employees are eligible for group life insurance coverage equivalent to two times their basic annual wages (basic hourly wage time 2080) reduced to the next lower full thousand. Concord Electric Company pays insurance premium cost.

           Accidental Death And Dismemberment
             Employees are eligible for accidental death and dismemberment coverages up to a maximum of one times their basic annual wages (as described above), reduced to the next lower full thousand.

             Concord Electric Company pays insurance premium cost.

           Insurance After Retirement
             Employees who retire from active service may continue group life insurance of $7,500.00

             Concord Electric Company pays insurance premium cost

           Medical Insurance
             Employees will have the choice of two medical plans -- a Point of Service Plan and an Indemnity Plan:

             Point of Service Plan:
               Provides employees with a choice each time there is a claim between receiving HMO style benefits or indemnity style benefits.

                 HMO Style Benefits -- Benefits received from a Primary Care Physician or as a result of a referral from the Primary Care Physician are subject to a $5 copayment.

                 Indemnity Style Benefits -- Benefits that are received without a referral from the employee's (or dependent's) Primary Care Physician are subject to an annual $250/ person ($500/family) deductible, followed by 80% coverage for the next $5,000 of covered expenses per person ($1,000 per person in coinsurance payments).

                 Prescription drugs are subject to a $10 copayment per 30 day supply of brand name drug, a $5 copayment per 30 day supply of generic drug, or a $5 copayment per 90 day supply of drugs ordered via mail order prescription service.

             Indemnity Plan
               Provides employees with comprehensive coverage for medically necessary services and expenses received from almost any doctor or hospital. Employees are responsible for the first $100 of covered medical expenses per person ($300 per family) each calendar year. After the deductible is met, the plan pays 80% of the next $2,000 of covered medical expenses per person ($400 per person in coinsurance payments). Covered medical expenses in excess of the deductible and coinsured amounts are paid-in-full for the remainder of the calendar year.

               Prescription drugs are subject to a $10 copayment per 30 day supply of brand name drug, a $5 copayment per 30 day supply of generic drug, or a $5 copayment per 90 day supply of drugs ordered via mail order prescription service.

             Group Dental Plan
               Group Dental Care Insurance is provided for employees and their eligible dependents and is briefly outlined as follows:

                 Deductible
                   There is one $25.00 deductible per person per
                 Calendar Year with a maximum of $75.00 per family each Calendar Year. This deductible does not apply to Coverage I and IV benefits, but does apply to Coverage II and III benefits.

                 Coverage I - Diagnostic and Preventative, 100% Payment.

                   Diagnostic
                     Initial Examination;
                     Examinations to determine the required dental
                       treatment two times in a calendar year;
                     Full Mouth/Panorex X-Rays once in a three (3)
                       year period;
                     Bitewing X-Rays once in a calendar year;
                     X-Rays of individual teeth as necessary.

                   Preventative
                     Cleanings two (2) times in a calendar year;
                     Fluoride - once in a calendar year (age limit 19); Space Maintainers.

                 Coverage II - Restorative, after deductible, 80% paid
                   by insurance, 20% paid by patient.

                   Amalgam, Silicate and Acrylic restorations;
                   Oral Surgery - Extractions;
                   Endodontics - Pupal therapy; root canal therapy; Periodontics - Treatment of gum disease, includes periodontal cleanings;
                   Denture Repair - Repair of removable denture to
                     its original condition;
                   Emergency Treatment - Palliative.

                 Coverage III - After deductible, 50% paid by insurance,
                   50% by  patient.

                   Crowns and build-ups for crowns;
                   First placement of inlays and bridges;
                   First placement of partial or full dentures.

                 Coverage IV - Orthodontia, 50% paid by insurance,
                   50% paid by patient.

                 Maximum Contract Year Benefit -
                   The maximum amount which the plan will pay is $750
                 per person per Calendar Year. Orthodontia lifetime maximum is $1,000 per person.

                   This benefit summary is for informational purposes
                 only. The benefits are described more fully in the applicable master group insurance policy. The extent of coverage for each individual is governed at all times by that document. In the event of any conflict between this summary and the plan documents, the plan document will govern.

                   While the Company expects to continue indefinitely
                 the benefits provided under these plans, it agrees to continue them only for the term of the Contract with employees of Concord Electric Company covered by the Agreement and International Brotherhood of Electrical Workers and Local Union No. 1837, dated June 1, 1997.

                 Supplemental Group Term Life Insurance
                   Employees will have the option of purchasing
                 supplemental group term life insurance equal to 1x, 2x or 3x their base pay (hourly wage times 2080), and pay the premiums through payroll deduction. The first $100,000 coverage will be issued without any evidence of insurability if the employee signs up for coverage when initially eligible. Evidence of insurability may be required by the insurance company: 1) If the employee declines coverage and later decides to enroll in the plan after the initial eligibility period,
                 2) if the employee decides to increase coverage as a multiple of base pay, or 3) for any coverage exceeding $100,000.

                 Supplemental Accidental Death and Dismemberment
                   Employees will have the option of purchasing
                 individual or family supplemental accidental death
                 and dismemberment insurance in increments of $10,000 and pay the premiums through payroll deduction.

                 Long Term Care Insurance
                   Employees will have the option of purchasing long
                 term care insurance for nursing home and home health care benefits. Such policies can cover the employee, the employee's spouse, parents or in-laws, and the employee will receive the benefit of a group discount and pay the premiums through payroll deduction. Employees will have the opportunity to design individual policies that meet their individual needs.

EXHIBIT A
Unitil/CONCORD ELECTRIC COMPANY

SCHEDULE OF WAGES

Pay Period June 1, 1997 through May 31, 2000
Contract Period June 1, 1997 through May 31, 2000

                                             Rate Effective
                                    6/01/97      5/31/98       5/30/99
Line Department
   Lineworker I - RG 34.5 kV         21.97        22.63         23.25
   Utility Lineworker I              21.71        22.35         22.95
   Lineworker I                      21.31        21.95         22.55
   Lineworker II
   Fourth 6 months                   18.32        18.87         19.39
   Third 6 months                    17.54        18.07         18.57
   Second 6 months                   16.66        17.16         17.63
   First 6 months                    16.19        16.68         17.14
   Lineworker III
   Second 6 months                   15.52        15.99         16.43
   First 6 months                    14.58        15.02         15.43
   Lineworker Apprentice
   Second 6 months                   14.36        14.79         15.20
   First 6 months                    14.12        14.54         14.94
Meter Department
   Meter Mechanic I                  19.32        19.90         20.45
   Meter Mechanic II
    (Third 16 months)                16.64        17.14         17.61
   Meter Mechanic III
    (Second 16 months)               15.15        15.60         16.03
   Meter Mechanic Apprentice
    (First 12 months)                13.52        13.93         14.31
   Operation Technician I            18.32        18.87         19.39
   Operation Technician II
    (Second 16 months)               16.42        16.91         17.38
   Operation Apprentice
    (First 12 months)                14.75        15.19         15.61
   Meter Worker I                    15.81        16.28         16.73
   Meter Worker II
    (First 12 months)                14.98        15.43         15.85
   Meter Reader I                    14.98        15.43         15.85
   Meter Reader II
    (First 12 months)                14.28        14.71         15.11
Station Attendant
   Station Attendant I               17.57        18.10         18.60
   Station Attendant II
    (First 12 months)                16.86        17.37         17.85
Maintenance Department
   Automobile Mechanic I             18.73        19.29         19.82
   Maintenance Worker                15.92        16.40         16.85
   Utility Maintenance Worker        15.34        15.80         16.23
Stockroom
   Stockclerk I                      14.98        15.43         15.85
   Stockclerk II
    (First 12 months)                13.27        13.67         14.05
OFFICE
   Operation Office Clerk            11.01        11.34         11.65

EXHIBIT B
Page 1 of 2

DUES DEDUCTION

         I hereby authorize and direct Unitil/Concord Electric Company to deduct union membership dues from my pay on a weekly basis.

         The amount of dues to be deducted will be determined by the Chief Steward of the Union in accordance with the by-laws of Local Union 1837 and the Constitution of the International
       Brotherhood of Electrical Workers.

         The Chief Steward will notify the Company in writing of the specific amount to be deducted for each Union member.

         The Company will notify the Chief Steward of the Local Union prior to, or contemporaneously with, any permanent hourly rate change of a Union member that occurs during the life of this agreement.

         The Chief Steward shall notify the Company in writing of any change in the amount to be deducted for any Union member and such change will become effective with such member's next pay check.

EXHIBIT B
Page 2 of 2

IBEW L0CAL 1837 DUES AUTHORIZATION AND DEDUCTIONS

                  Weekly
 Member            Dues       Member's Signature      Date























I CERTIFY THESE AMOUNTS ARE CORRECT AND IN ACCORDANCE WITH THE BY-LAWS OF LOCAL UNION 1837 AND THE CONSTITUTION OF IBEW.



       _______________________________        Date    ________________

               Chief Steward

NOTES









Safe practices depend upon human action
and, therefore the responsibility for them rest primarily with the individuals.

In recognition of this, it is Company policy to ask no employee or group of employees to engage in unsafe activity or practices or knowingly permit any employee to do so.


EXHIBIT 10.3



        AGREEMENT made and entered into by FITCHBURG GAS AND ELECTRIC LIGHT COMPANY, a Massachusetts corporation hereinafter called the "Company" and THE BROTHERHOOD OF UTILITY WORKERS OF NEW ENGLAND, INCORPORATED, LOCAL NO. 340, thereof, and the employees of the Company who are now or may hereafter become members of said Local, hereinafter called the "Brotherhood".

	WITNESSETH that:

	WHEREAS, the Brotherhood represents a majority of all employees of the Company at its Fitchburg, Massachusetts plant, excluding confidential employees, executives, foreman, crew foreman, and all other supervisory employees who have authority to hire, promote, discipline, discharge or effectively make such recommendations, and has been designated by said majority to be the exclusive representative of all said employees for the purposes of collective bargaining with respect to rate of pay, wages, hours of employment and other conditions of employment; and

	WHEREAS, both the Company and the Brotherhood desire to promote harmony and efficiency in the working forces so that the employees and the Company may obtain mutual economic advantages consistent with the duty of the Company as a public utility to provide at all times an adequate and uninterrupted supply of electric and gas services in the territory and communities which it serves.

	NOW, THEREFORE:
	As to wages to be paid by the Company, as to working conditions involved in the Company's operations, and as to the application of the principle of seniority to changes in the Company's forces, the parties hereto, each by its duly authorized representatives, agree as follows:

ARTICLE I
DEFINITIONS

The Company and the Brotherhood mutually agree that for the purpose of this agreement, the following definitions apply:

Regular Employee - one who, subject to a six (6) months' probationary period, is hired on a regular basis.

Temporary Employee - one who is hired for a specific job and/or period of time but who it is not intended to become a regular employee as defined above and whose employment is not intended to last for more than (six) 6 months. If his or her employment continues for more than six (6) months, he or she becomes a "regular" employee as defined above.

Part-time Employee - an employee who is hired to work less than the regularly scheduled workweek.


ARTICLE II
RECOGNITION OF BROTHERHOOD

The Brotherhood is hereby recognized as the exclusive representative of all employees of the Company at its Fitchburg, Massachusetts plant, excluding confidential employees, executives, foremen, crew foremen and all other supervisory employees who have authority to hire, promote, discipline, discharge or effectively make such recommendation for the purposes of collective bargaining with respect to wages, hours of employment and other conditions of employment.

ARTICLE III
BROTHERHOOD MEMBERSHIP REQUIREMENTS

The Company agrees that until the termination of this agreement it will require as a condition of employment that all employees subject to this agreement shall become members of the Brotherhood.

The Company agrees that it shall require as a condition of employment that all new employees hereafter employed by the Company in any class of work to which this agreement applies shall become members of the Brotherhood after the thirtieth day following the beginning of their employment and shall continue as members thereafter while this agreement is in effect and their classification is subject to the terms of this agreement. The Company and the Brotherhood mutually agree that this provision in no way affects the other terms and conditions of employment applicable to temporary and probationary employees set forth in this agreement.

Any employee who has been exempted from the Brotherhood membership requirement under the provisions of this article but who is transferred or demoted while this agreement is in effect to a class of work which is subject to the Brotherhood membership requirement shall become a member of the Brotherhood within thirty (30) days after the effective date of such transfer or demotion.

The provisions of this article shall not apply to anyone exempted from the provisions of this agreement, nor to student engineers who may be assigned from time to time to any of the departments of the Company.

In no event will any employee be required, as a condition of employment, to become a member of the Brotherhood until after the thirtieth day following the beginning of his or her employment or the effective date of this article, whichever is the later.

Any employee of the Company who at any time while this agreement is in effect has been performing a class of work which is subject to the Brotherhood membership requirements of this Agreement, but who is subsequently transferred or promoted to a class of work which is not subject to the Brotherhood membership requirements of this Agreement shall have the privilege of withdrawing from Brotherhood membership.


ARTICLE IV
REGULAR WAGES

Section 1.    	Effective on the date indicated therein, employees who
are receiving the ultimate rate of the class to which they are permanently assigned shall be paid wages in accordance with the Schedule of Wages showing classifications and the rated wage of each class. Said Schedule of Wages of footnotes and accompanying paragraphs are attached hereto and made a part hereof, and are set forth at pages 55 to 60, inclusive, hereof.

Section 2.    	If, upon the effective date of said schedule, an employee
is not receiving the ultimate rate of the class to which he or she is permanently assigned, then, the present wage of such employee shall be increased in an amount equal to the difference between the ultimate rate of the class in effect at the time of the last prior wage schedule and the ultimate rate of the class of the wage schedule effective herein.

Section 3.    	The following conditions shall control, limit, restrict
and govern the application of said schedule.

An employee, if awarded the next higher-rated job in the same roster will receive the higher rate from the date of the award. In other cases where an employee is awarded a bargaining unit job, the employee's rate of pay shall be as follows:

  (a) Twenty-five cents ($.25) per hour more than the employee's present rate of pay or the rate of the new job, whichever is less, no later than one week after the date of the award.

  (b) Twenty-five cents ($.25) per hour more than the rate arrived at in (a) above or the rate of the new job, whichever is less, thirty days from the date of the award.

  (c) The ultimate rate of the new job ninety (90) days from the date of the award.

Section 4.    	Clerical Progression and Pay Plan (See Page 59) is not
subject to Section 3 above.

Section 5.    	New employees hired during the term of this agreement
will receive a starting wage that shall not be less than eighty-five per cent (85%) of the ultimate rate for the class of work to which they are assigned. When an employee has completed his or her probationary period, the employee's rate of pay shall be subject to the provisions of paragraphs
(a), (b), and (c) of Section 3 above, substituting "six months anniversary date" for "date of the award" in that Section.

Section 6.    	In no event shall the resulting wage from time to time
exceed the rated wage for the applicable class established by the Schedules of Wages, attached hereto and made a part hereof.


ARTICLE V
OVERTIME COMPENSATION

Section 1.    	Employees subject to this agreement shall be paid wages at
the rate of time and one-half for all work that does not occur within their regularly scheduled work day or week.

  (a) Employees normally scheduled to work more or less than eight (8) hours within a day shall be paid overtime at one and one-half times their regular rate for all work that does not occur within such scheduled hours provided that no employee shall be paid both daily and weekly overtime on account of the same hours of overtime worked.

  (b) Employees, when required to work on their regularly scheduled days of relief, shall be paid overtime at the rate of one and one-half times their regular rate, subject to the provision for double time on the second day of relief which is the seventh day of work, a provision set forth in the paragraphs following the schedule of wages attached hereto. "Regular rate", for the purpose of this section, shall mean the regular hourly rate of the employees.

Section 2.    	Employees subject to this agreement shall be paid a minimum
of three (3) hours at the time and one-half or overtime for actual time worked, whichever is greater, for each period of time worked during unscheduled hours.

This minimum shall not apply:

  (a) In any case where employees are assigned to work continuous overtime from the end of their regular workday, but in that event, payment shall be at the overtime rate for such continuous time, or

  (b) In any case where employees are called out or assigned during the lunch hour.
If an employee is scheduled in advance for overtime work on a day of relief, he or she will be paid the minimum if the overtime work is canceled unless he or she is notified of the cancellation prior to the close of the preceding regularly scheduled workday. If no such notice is given, the employee will report for work as scheduled, unless otherwise notified.

If such overtime is scheduled on a regular workday, the minimum will apply unless the employee is notified of cancellation prior to the end of such regular workday.

When planned overtime is scheduled for Saturday, or Sunday, the Company will notify the employees involved at least forty-eight (48) hours prior to Saturday, to the extent such notice is practicable and provided the Company has knowledge of the need for scheduling such work sufficiently in time to give such notice. If notice is given, but the planned overtime is later canceled, the minimum penalty for cancellation of planned overtime will not apply if notice of the cancellation is given prior to the end of the regularly scheduled workday on Friday.

There will be a single overtime list for planned and unplanned overtime.

The overtime equalization schedules on the Bulletin Boards are regarded as an equalization of overtime agreement.

If an employee is entitled to overtime under the equalization provisions of the contract and is not requested to work such overtime, the employee will be provided overtime work to be assigned by the supervisor within seven days of acknowledgment by the supervisor that the employee was entitled to the overtime. Refusal of the overtime work by the employee will negate any further penalties by the Company.

In the event there is a call out while the employee is on this overtime assignment, the employee will be assigned the call out even if he or she is not entitled to the call out based on the equalization list. The overtime assignment must be appropriate for the classification of the employee.

The overtime assignment will be for a minimum of three hours or longer if the call out extended for a longer period of time.

Section 3.    	If an officer, steward, or committee person of the
Brotherhood is unavailable for overtime work because of Brotherhood business, such unavailability will not be charged against him or her for purposes of determining whether there has been an equitable distribution of overtime.

Section 4.    	Employees who are on vacation for five (5) consecutive
days or are sick are not considered available for overtime and such unavailability will not be charged against them for purposes of determining whether there has been an equitable distribution of overtime. Vacation will commence at the end of the employee's shift and end at the start of the employee's next scheduled shift.

Section 5.      Emergency Storm Work Premium                          5/1/87

It is sometimes necessary to assign outside physical workers for more than 24 hours because of severe storms causing extensive interruptions to service. The senior staff member responsible for operations will determine when this policy goes into effect.

When these employees are so assigned to work for a period of more than 24 hours under this policy, including travel time, the method of payment will be as follows:

  (a) The outside physical workers so assigned will be paid for working time at the rate of one and one-half times their regular straight time rate and for rest time at their regular straight time rate.
  (b) The Rest Period Policy will not apply during this emergency work when employees are being paid under (a), but every effort will be made to give employees adequate rest time. It is intended that an employee who has worked continuously for sixteen hours be given at least eight hours rest and be paid for this rest time at the employee's regular straight time rate, but if it is not given, the employee will be entitled to compensating rest time at a later time for that portion of the eight hours rest time which was not given.

  (c) If a holiday occurs during this assignment, working time shall be paid for at the rate of two and one-half times the regular straight time rate and rest time at the regular straight time rate.

  (d) When the 24-hour period has ended and the emergency is over, the normal method of payment and rest time procedures will be in effect.

ARTICLE VI
APPLICATION OF RATED WAGE

Section 1.    	The application of a rate of pay shall be based on the
duties performed.

Section 2.    	If, during the course of the daily work schedule, an
employee is temporarily assigned (but not promoted) to a higher class of work for a period of three (3) hours or more, such employee shall receive the scheduled wage of such higher class for all hours worked within the daily work schedule.

  Note:  This does not apply to employees in Clerical Wage Structure Pg. 59.

Section 3.
  (a) Employees subject to the provisions of this agreement shall receive normal straight-time compensation for eight (8) hours on eleven (11) recognized holidays, as listed below:

        New Year's Day          January 1
	Martin Luther King	Third Monday in January
        Patriot's Day           Third Monday in April
        Memorial Day            Last Monday in May
	Independence Day	July 4
        Labor Day               First Monday in September
        Columbus Day            Second Monday in October
        Veterans Day            November 11
	Thanksgiving Day	Fourth Thursday in November
	Day after Thanksgiving	Fourth Friday in November
        Christmas Day           December 25

Employees who have completed six months of service are entitled to receive a twelfth holiday, formerly the birthday holiday, to be observed as follows:
	a)   On the employee's birthday,
	b)   Any day within the calendar year.

Department head approval is required if taken under option b.

If the legal holiday occurs on Saturday, one of the following three options may be made available to one or more employees not scheduled to work on that day, in lieu of normal straight-time compensation, where the Department Head determines that it is feasible to make the option available in thatDepartment:

	a.  A day off on Friday preceding the Saturday holiday.
	b.  A day off on Monday following the Saturday holiday; or
	c.  A day off on any date following the holiday.

  (b) If employees are assigned to work on a holiday recognized hereunder which occurs on a workday within their scheduled workweek, they shall receive, in addition to the holiday pay described in [a] and [b] above, time and one-half for all hours worked in their normal schedule and two and one-half times their normal straight-time rate for hours worked outside their normal schedule within the holiday period, or the minimum, whichever is greater.

  (c) If employees are assigned to work on a holiday recognized hereunder which does not occur on a workday within their scheduled workweek, they shall receive, in addition to the holiday pay described in (a) and (b) above, twice their normal straight-time rate for the first (8) hours worked and two and one-half times their normal straight-time rate for time worked in excess of eight (8) hours within the holiday period, or the minimum, whichever is greater.

  (d) Existing Night Trouble Workers will work the Christmas and New Year Schedule - Normally - one will work one Holiday - the other Trouble Worker will work the other.

Section 4.    	Where an employee of ten (10) years or more of continuous
service, because of disability, is or becomes unable to continue to perform assigned duties based on classification as of the date of disability, the rights of such employee and the obligations of the Company under such circumstances shall be determined in accordance with "Disability Retrogression Pay Plan" included herein and made a part hereof under
Article XVI on pages 25 to 27, inclusive.

Section 5.    	Employees may be temporarily assigned to another class
of work in the same or a different roster for a temporary period of time not to exceed fifteen (15) days per year.

Management shall determine the roster from which employees are assigned. The selection will be according to the following criteria:
  1.  Voluntary by seniority
  2.  Junior qualified employee

Each temporary assignment shall be for a minimum of one (1) full day. These assignments shall not be used to fill permanent vacancies.

ARTICLE VII
HOURS AND DAYS OF WORK

Section 1.    	Eight (8) consecutive hours shall constitute the regular
daily assignment and five (5) days of eight (8) consecutive hours shall constitute the regular weekly assignment of all employees coming within the scope of this agreement, insofar as such assignments do not interfere with presently established practices.

Section 2.    	Hours for Customer Services

Employees assigned to the Customer Services section will have a regular work schedule of 8:00 a.m. to 5:00 p.m., with a one-hour lunch period.
If workload requirements change, the supervisor will notify employees that the work schedule has been changed to 8:00 a.m. to 5:00 p.m. with a 20-minute paid lunch.

Two (2) positions, one Customer Service and one Credit will be the hours of 12 noon to 8:00 p.m.. These positions will be posted and if necessary junior employees (new hires) will be assigned.

Section 3.	Hours in Service Department
5/1/87

The second shift in the Service Department will be:

	December 1st to March 31st   -  4:00 p.m. to 12:00 Midnight
        April 1st to November 30th   -  1:00 p.m. to 9:00 p.m.

Effective May 1, 1987, the schedule for the Consumer Aide assigned to Dispatch will be 8:00 a.m. to 5:00 p.m.

Section 4.      Hours for Janitor

The hours of work of the Janitor will be Sunday 5:00 p.m. to 2:00 a.m. Monday, and 2:00 p.m. to 10:00 p.m. Monday through Thursday.

Section 5.	Production Department - Hours of Work

During the non-production season, LNG and Propane Plant inspections will be performed on a mandatory planned overtime basis on Saturdays, Sundays and holidays by Roster 19 personnel.

Section 6.	Hours for Fleet Mechanic

The hours of work for the Fleet Mechanic will be as follows:
        April 1 to November 30  -     7:30 a.m. - 3:30 p.m.  Monday - Thursday
                                      6:00 a.m. - 2:00 p.m.  Friday
        December 1 to March 31  -     7:30 a.m. - 3:30 p.m.  Monday - Thursday
                                      8:30 a.m. - 4:30 p.m.  Friday

ARTICLE VIII
DAYS OF RELIEF

Section 1.    	Days of relief now established shall not be changed without
good and sufficient cause. When new positions are created, days of relief shall be established for such new positions and shall not be changed thereafter without good and sufficient cause.

Section 2.    	Whenever employees are replaced in any class of work where
continuous operation is necessary, the prevailing days of relief established with each assignment within such class shall not be changed without good and sufficient cause.
Section 3.    	In departments or groups where continuous operation is not
necessary, every effort will be exerted by the Company to establish the days of relief in accordance with the desires of the employees.

Section 4.    	Employees will not be compelled to change their days of
relief with other employees.

ARTICLE IX
MEAL ALLOWANCE  / PERIOD

Section 1.    	A meal period of not less than thirty (30) minutes nor more
than one (1) hour shall be arranged for employees unless otherwise mutually agreed upon.

Section 2.    	The meal period shall be assigned between the end of the
third hour after reporting for duty and the beginning of the sixth hour after reporting for duty.

Section 3.    	Where the nature of the service requires continuous
operation, eight (8) consecutive hours may be worked during which twenty
(20) minutes shall be allowed for lunch at reasonable and convenient times without interruption of service and without deduction in pay.

Section 4.
    (1) From January 1 through December 31, employees in the following Rosters will bring their lunch and will work a straight eight (8) hours (as specified below) with a twenty (20) minute lunch period provided, (normal lunch period to start four (4) hours after starting time) and with no deduction in pay for this twenty (20) minute period.

	Roster #3 	8:00 a.m. to 4:00 p.m.
	Roster #5	8:00 a.m. to 4:00 p.m.
	Roster #6	8:00 a.m. to 4:00 p.m.
              or,       8:30 a.m. to 4:30 p.m.
	Roster #9	8:00 a.m. to 4:00 p.m.
	Roster #16	7:30 a.m. to 3:30 p.m.

    (2) From April 1 through November 30, employees in the following Rosters will bring their lunch and will work a straight eight (8) hours (as specified below) with a twenty (20) minute lunch period provided, (normal lunch period to start four (4) hours after starting time) and with no deduction in pay for this twenty (20) minute period.

	Roster #7	7:30 a.m. to 3:30 p.m.
	Roster #8	7:30 a.m. to 3:30 p.m.
	Roster #15	7:30 a.m. to 3:30 p.m.

    (3) From December 1 through March 31 employees in the following Rosters will bring their lunch and will work a straight eight (8) hours (as specified below) with a thirty (30) minute lunch period provided, (normal lunch period to start four (4) hours after starting time) and with no deduction in pay for this thirty (30) minute period.

	Roster #7	7:30 a.m. to 3:30 p.m.
	Roster #8	7:30 a.m. to 3:30 p.m.
	Roster #15	7:30 a.m. to 3:30 p.m.

(4) The following accommodations will be made for Company crew working in Rosters 7 and 8 with respect to the requirement that they work a straight eight (8) hours and bring their lunch, as set forth in this Article:

        (A)   Employees in these rosters will bring their lunches year round.

	(B) During the winter months from December 1 through March 31, these employees may supplement their lunches through the purchase of hot foods, so long as the purchases meet the following requirements:

              1.  The purchase is to be on a take-out basis only;

              2. The purchase may be made when the crew is on route between work assignments during the lunch breaks and it does not take longer than five (5) minutes to complete. Employees shall not drive away from their routes for purposes of making such purchases;

              3. If the crew is at a job site during the meal period, the job site will not be broken down. Under such circumstances, if one employee on the crew can be spared from the work being performed, that employee may drive to a nearby restaurant and purchase and bring back hot food for the crew, provided that the total time during which the employee is away from the job for this purpose does not exceed ten (10) minutes. No member of the crew will leave any job site where emergency or urgent work is being performed, or where the employee cannot be spared; and,
              4. There will not be multiple Company vehicles parked at any location.
(5) From January 1 through December 31, the stock person and stock clerk will establish a work schedule to ensure coverage of the stockroom from 7:00 a.m. to 5:00 p.m. Meal schedules will normally consist of one hour to be alternated between the two classifications.
During any absence, coverage will be provided by the remaining employee on an overtime basis, working a straight eight (8) hours with a twenty
(20) minute lunch period.

Section 5.	The Company will grant, reimburse or otherwise compensate
an employee for meals when an employee is required to work outside their normal work hours. The Company encourages employees to take their meal, if possible, without alteration in pay. If this is not possible, the employee should take a meal at the end of the work period. The Company also recognizes that when the nature of certain work requires continuous operation, that a meal may not be taken at a reasonable and convenient time without interruption to service.

	(1)	The meal allowance is:
                Breakfast   $  7.50
		Lunch	    $  7.50
                Supper      $ 10.00

	(2)	Definitions:

		(a) 	When a meal is not taken, the employee will be
                        entitled to a meal allowance and compensated for a
                        meal period.
		(b)	A meal allowance will be paid in accordance with
                        Article IX, Section 5 (1) of this agreement.
		(c)	A meal period will be paid at time and a half
                        (1-1/2) employee's base pay for thirty (30) minutes.
		(d)	Emergency overtime is defined as overtime work where
                        notice given the employee is twenty-four hours or
                        less.
		(e)	Establishing Meal Periods:  Meal periods are
                        based on the employee's normal starting time and
                        shall not exceed thirty (30) minutes.  Meal
                        periods shall be defined as follows:
			i.	Employee works through a meal period:  Based
                                on employee's normal starting time.
				a)	Breakfast - One and a half (1-1/2)
                                        hours prior to the employee's starting
                                        time.
				b)  	Lunch - Four (4) hours after the
                                        employee's starting time.
				c)  	Supper - Ten and one-half (10-1/2)
                                        hours after employee's starting time.
				d)  	Other - Six (6) hours after the start
                                        of the supper meal period.
			ii.	Employee does not work through a meal period.
                            a) Other- When applying this provision of the Agreement to establish a meal and meal period, no other timing for a meal(s) will apply. When an employee has not worked through a meal period, the employee will be entitled to a meal and a meal period six (6) hours after reporting for duty and every six (6) hours thereafter.

	(3)	Callouts - The Company will pay a meal allowance to an
                employee when their normal meal period is disrupted by emergency overtime work and the period extends beyond three
                (3) hours.

	(5)	Continuous Overtime - In the event an employee works two (2)
                or more hours of continuous emergency overtime after an eight (8) hour period, and such overtime extends beyond a normal meal period, the Company will pay a meal allowance to the employee.

		If the overtime work ends simultaneously with the expiration of two (2) hours after the end of an eight (8) hour period, the Company will pay a meal allowance of $3.00 in lieu of the meal and meal period.

	(6)	Scheduled/Planned Overtime - The Company will not pay a
                meal allowance for a meal occurring during an eight (8) hour period on an employee's day of relief.

	(7)	Extended Planned Overtime - Planned overtime that extends
                beyond an eight (8) hour period; the employee will be paid in accordance with Article IX, Section 5 (6) - continuous emergency overtime.

	(8)	Meals are to be taken at the closest location within the
                Company's service territory. Without exception, Employees are required to call on the radio to report their location when taking a meal on overtime. After the completion of the meal, the employee will notify Dispatch that they are back on the air and ready for assignment.

Section 6.    	Employees engaged in emergency overtime work will be paid an allowance for the normal meal period that is disrupted and granted a meal period of twenty (20) minutes without deduction in pay and will be granted an allowance every six (6) hours later.

Section 7.    	When a regular meal period is established, it shall not be
changed without good and sufficient cause.

Section 8.    	The meal allowance will not apply during emergencies
involving employees working more than eight (8) hours beyond the normal work day. During emergencies, the reasonableness of the cost of the meal shall be subject to the approval of the department head.

ARTICLE X
VACATIONS

Section 1.
	(a) Employees continuously employed prior to June 1 for less than one (1) year, but more than six (6) full months, will be entitled to a vacation with straight-time pay for two (2) normal working days for each full month of employment in excess of six months prior to such June 1st.

	(b) Employees, after one (1) year of continuous service prior to June 1 of the year in which their vacation occurs, will be entitled to two (2) weeks' vacation with straight-time pay.

	(c) Employees with five (5) full years of continuous service will be entitled to three (3) weeks' vacation beginning in the year in which such service is completed.

	(d) Effective 5/1/89, employees with ten (10) full years of continuous service shall be entitled to four (4) weeks' vacation beginning in the year in which such service is completed.

	(e) Employees with twenty (20) full years of continuous service shall be entitled to five (5) weeks' vacation beginning in the year in which such service is completed.

	(f) Employees with over twenty-five (25) years of service shall be entitled to one (1) day of vacation for each full year beginning with the twenty-sixth (26) year and ending with the thirtieth (30) year, vacations beginning in the year in which such service is completed.

Section 2.    	Vacations will be granted according to a schedule approved
by the Company, and insofar as possible, seniority will govern. One (1) of the three (3) weeks of vacation, two (2) of the four (4) weeks of vacation and three (3) of the five (5) weeks of vacation for those employees who are eligible may be scheduled by the Company at any time during the calendar year. If an employee is unable to start his or her vacation as scheduled, such vacation will be rescheduled by the Company at the earliest opportunity.

Section 3.    	Employee's vacation pay will be the greater of his or her
regular straight-time pay at the time of vacation or the average of the employee's straight-time earnings in the previous calendar year.

Section 4.    	If, during an employee's vacation period, a holiday,
recognized under this contract, falls on a normal workday of the employee, the employee shall receive an additional day off at a time to be designated by the Company, or in lieu thereof, normal vacation pay, provided, however, in no event, will any employee receive pay or time off for holidays in excess of that described in Article VI, Section 3 on page 6.

Section 5.    	All departments within the Company will distribute vacation
selection forms to be completed by December 31 for scheduling vacations in January, February and March of the following year. Vacation schedule forms will be issued, and are to be completed by April 30, for employees to select their remaining vacations.

All months of the year will be used by all departments for vacation scheduling. Department Managers will exercise discretion as to the number of employees on vacation at any one time.

Section 6.    	For purposes of vacation scheduling in the Street Department and Line Department (exclusive of underground personnel) the following provisions shall apply:

The year will be divided into the following three periods for taking vacation.

     Period I:   The prime period consisting of June, July, August and
                 September. During this period, employees may take up to two weeks of vacation.

     Period II:  The months of April, May, October, November and December.
                 During these months, an employee may take two weeks of vacation.

     Period III: The months of January, February, and March.  During these months, an employee will take any remaining vacation not taken in Periods I and II.

Not more than four (4) lineworkers may be on vacation at the same time during Period I and Period II, December only. Not more than two (2) lineworkers may be on vacation at the same time during Period II, except December. Department Head approval is required for more than four (4) lineworkers to be on vacation at the same time in December. Single days of vacation may be taken in Periods I and II, on the same basis as at present; namely, one (1) day for each week of vacation taken in the period, but they may be taken out of any of the scheduled vacation weeks in either Periods I and II instead of the scheduled vacation in the Period in which the single day is taken.

Section 7.    	It is recognized that it is generally desirable for vacations to be taken not less than a full week at a time. However, for good reasons and where it can be done without cost or inconvenience to the Company, an employee will be permitted to take vacations less than a week at a time where sufficient notice is given and the Department Head approves.

Section 8.    	An employee who is separated from the payroll, whether by
means of resignation, retirement or pension, discharge or layoff, shall be paid such vacation pay as he or she is entitled to receive in that calendar year and which that employee has not already received.

Section 9.    	Where an employee becomes ill, or a member of the employee's immediate family dies just prior to his or her scheduled vacation, the vacation will be rescheduled upon the employee's request; scheduled vacation will not be rescheduled if the illness commences after the beginning of the scheduled vacation.

However, if the death of an immediate member of the family (as defined in Article XX, Pg. 31) occurs after the beginning of the scheduled vacation, and the time lost, for the purpose intended, would have been in their normal work schedule, such time will be rescheduled, at a mutually agreed upon later date.

Section 10.	For purposes of vacation scheduling in Roster 9 (Meter
Reading), the following shall apply: During the period of June, July and August, employees may take up to two (2) weeks of vacation but not more than two (2) employees may be on vacation at the same time during this period. During the remainder of the year only one (1) meter reader may be on vacation at any time.

Section 11.	Vacation Entitlement - Personal or Medical Leave

When an employee is on personal or medical leave (Policy A, Pg. 67) for more than twenty-five (25) days in a calendar year, the employee's vacation entitlement for the following year will be prorated based on the number of days the employee is paid wages vs. the number of days of personal or medical leave taken during the year.

  Example: Employee is out for 26 weeks (26 x 5 = 130 days) on medical leave. Employee will have 5 years of seniority in March, 1992. Employee would have 3 weeks (15 days) of vacation entitlement. Because the employee was out for 130 days in 1991, employee would be credited with 130/260 = .5 x 15 = 7.5 days.

ARTICLE XI
SENIORITY

Section 1.    	Seniority progression charts showing all classes of employees subject to this agreement and the seniority movement of such employees between classes hereinafter provided for have been prepared jointly by the Company and the Brotherhood. Roster sheets showing the names, classifications, Company seniority, and class seniority ratings of all employees subject to each seniority progression chart have been prepared and posted. The Company shall prepare and post quarterly, revised roster sheets showing any changes affecting the employees on such sheets.

Any employee subject to this agreement who is aggrieved by any change in seniority rating may, within thirty (30) days after such change is posted, and not thereafter, request the Company to correct such rating, and upon adequate proof of error, it shall be corrected in accordance with the facts.

Section 2.    	It is agreed, that when an employee is assigned to a
position, which is not subject to the rules of the Agreement, on a temporary basis, the employee's seniority status will continue in the class which he or she held at the time of the assignment.

An employee promoted, on a regular basis, to a position in which he or she is not subject to the rules of the Agreement, and subsequently returns to a classification which is subject to the rules of the Agreement, shall have his or her seniority status, for unit seniority purposes, reflect only that time served in the Bargaining Unit; i.e., the employee would return to the bottom of the classification from which he or she came with the seniority that employee had at the time of his or her promotion. This period of time will not exceed ninety (90) days.

Section 3.    	Seniority shall begin when an employee was or shall be first hired by the Company, except that where an employee has been dismissed and rehired or has voluntarily left the employ of the Company and has been rehired, seniority shall begin when such employee was last hired. The seniority rating of employees shall be as follows:

	(a) Any present employee of the Company who was in the employ of the Company when seniority was first adopted (June 2, 1946) shall receive credit (in the class of work in which he is then employed) for all prior employment with the Company.

	(b) Any present employee of the Company who was hired subsequent to June 2, 1946, shall receive credit beginning with his or her last hiring date and continuing during the term hereof in each class of work in which he has been or is hereafter regularly assigned.

	(c) The foregoing provisions of this section shall not apply to new employees until they have been continuously employed for a period of six (6) months, but thereafter these provisions shall apply to such employees.

If because of a reduction-in-forces an employee is demoted from a class of work to which he was assigned on the date when seniority first became effective as aforesaid, such employee shall be assigned to the head of the list in the class to which he or she is demoted, but an employee promoted after said date and subsequently demoted because of a reduction in forces shall revert to that place on the list in the lower class which he or she held before his promotion; provided, however, that when forces are reduced in the lowest class, necessitating the furloughing of employees, the employee in such class having the shortest total period of service with the Company shall be furloughed first, and so on up through the class.

Employees assigned to any class of work in one department of the Company, if furloughed out of their class of work because of a reduction-in-forces, shall be re-assigned by the Company to the same class of work in the same or some other department of the Company if there is another such class, and, if there is not another such class, then to some other class, provided such furloughed employees are qualified by fitness and ability to perform the work in the new class. When so reassigned, such employees shall have the same seniority rating in the new class which they had in the class from which they were furloughed and they shall displace juniors in the new class.

New employees shall be deemed to be on trial for a period of six months from the date of hiring and within such period the Company shall have the right to discharge any new employee whenever in the opinion of the Company he has not qualified for the work for which he or she was hired or for other work to which he or she may be assigned.

The Company shall have the right in its discretion to employ temporary forces for emergencies, vacation relief, or in other unusual situations, and seniority shall not apply to employees in such forces.

The Company may employ student engineers in any class, the total number of student engineers so employed not to exceed three percent (3%) of the number of employees of the Company, and the Company in its discretion and without regard to seniority may assign the work of student engineers in any class or may transfer them from class to class, but in the event that student engineers are assigned to positions permanently such assignments shall be subject to the seniority rights of regular employees affected thereby.

Section 4.    	If there is seniority movement between the classes involved, when a vacancy occurs in any class, the employee senior in the next lower class shall be entitled to promotion to the vacancy if his or her fitness and ability qualify him for the position, and when forces are reduced, the last person the class affected shall be furloughed first, and so on up through the class, employees so furloughed having the rights to displace juniors in a lower class if qualified by fitness and ability.

An employee accepting promotion or transfer to a new class after June 2, 1948, shall have seniority in the new class beginning with the date of such acceptance, and he will retain unimpaired his or her seniority in the former class without the right, however, to displace juniors in the former class as long as he or she may have employment in the new class in any position for which he is qualified by fitness and ability.

Section 5.    	If there is no seniority movement between the classes
involved and forces are reduced in a class, an employee who was transferred to such class from another class shall return to his or her former class without loss of seniority in that class if then qualified by fitness and ability to perform the work in the employee's former class.

Section 6.    	In the event of a vacancy in an existing position or in a
newly created position within each class in any department, notice of the vacancy will be posted at places accessible to employees affected in that department and, Company-wide in all other departments, and shall remain posted for a period of seven (7) days, within which time applicants eligible and desiring to fill such vacancy shall apply in writing to the official of the Company designated in the notice. Such notice shall also set forth the title of the position to be filled, hours of work, days of relief, rate of pay and outline of duties. The bidders will be considered in the following order and the senior qualified bidder will be awarded the job:

  (1) Employees with seniority who have previous time in the class where the vacancy exists, in the order of their seniority in that classification.

  (2) Employees with seniority in the next lower class in the same roster, in the order of their classification seniority in that classification.

  (3) Employees with seniority in each lower class, in order, in the same roster, in the order of classification seniority within each such class.

  (4) Employees with seniority in a class, if any, above the vacancy and in the same roster, in the order of seniority in such higher classification.

  (5) Employees with seniority from other rosters, considered in the order of their Company seniority.

Within one (1) week after expiration of the posting period the Company shall assign the accepted applicant to such vacancy or newly created position.
If the Company anticipates a problem will arise in making the assignment within one (1) week, the Company agrees to discuss this with the Union in advance. When such vacancies occur in positions that are to be refilled, the Company will post notice within one (1) week.

Any employee assigned to a new position shall have thirty (30) days in which to qualify. If he or she is unable to qualify, the employee may return to the class from which he or she came without loss of seniority rating therein. If in the opinion of the Company the employee is competent, he or she shall not return to the class from which he came until a vacancy occurs in that class.

Section 7.    	The seniority status of an employee transferred to a new
position or vacancy in another department in accordance with the preceding Section shall begin on the date of his or her assignment to the new class and the employee will retain unimpaired his or her seniority in the former class without the right, however, to displace juniors in the former class as long as he or she may have employment in the new class in any position for which that employee is qualified by fitness and ability.

Section 8.    	When forces are increased in any class, furloughed employees shall be given preference over applicants not previously employed by the Company if they are qualified by fitness and ability to perform the work in the class of service affected.

When employees are furloughed from several classes and a vacancy later occurs in a particular class, furloughed employees from the class where the vacancy occurs shall have preference.

Furloughed employees shall notify the Company in writing on or about the first day of each calendar month that they are available for re-employment, and if offered work by the Company for which they are qualified, they must accept it in writing and report for work within seven (7) days, and furloughed employees failing so to notify the Company of their availability for a period of six (6) months or to accept as aforesaid work so offered shall forfeit all seniority rating.

Section 9.                                                           6/1/67
 	In reducing and increasing forces, in making promotions, and in making appointments to fill vacancies occurring in any class with employees in the same class in which the vacancies occur, or from other classes, all as provided in the foregoing sections, the Company shall determine the fitness and ability of all applicants for new or different positions. In determining fitness and ability of any applicant from another roster, the desire and ability of such applicant to advance to higher classifications in the roster to which the bid is made will be contributing factors.

Should reduction of forces become necessary for any reason, the Brotherhood will be consulted and every attempt made to achieve the reduction by attrition. In the event that employees are displaced from their classification by reason of a reduction in forces, the following will apply:

  1.  The Company will discuss the matter with the Local Union.

  2. Such employee may displace other employees of the Company pursuant to the Seniority provisions of the agreement.

  3. The wage rate of employees upon such transfer to lower rated jobs will be as follows:

Continuing Service at Date of Reduction           Total Reduction

Employees with ten (10) or more years of          No reduction
continuous service.

Employees with nine (9) but less than ten (10)    $1 per week after 6 months
years of continuous service.

Employees with eight (8) but less than nine (9)   $2 per week after 6 months
years of continuous service.

Employees with seven (7) but less than eight      $2 per week after 6 months
(8) years of continuous service.                  $1 per week after 12 months

Employees with six (6) but less than seven (7)    $2 per week after 6 months
years of continuous service.                      $2 per week after 12 months

Employees with five (5) but less than six (6)     $2 per week after 6 months
years of continuous service.                      $2 per week after 12 months
                                                  $1 per week after 18 months

Employees with less than five (5) years of        No reduction for first 6
continuous service.                               months: a reduction of $2 per
                                                  week at the beginning of the
                                                  second and successive periods
                                                  of 6 months until the rate
                                                  wage equals the ultimate of
                                                  the lower classification

4. Employees reduced to a lower-rated job classification are required to bid vacancies they are qualified to perform as they may occur in the former classification or in other higher rated jobs unless the Company and the Brotherhood feel there are extenuating circumstances. Employees failing to bid, or accept assignments, may have their wages reduced. All assignments will be made in accordance with the seniority provisions of the contract.

5. If an employee is transferred to a lower-rated job under the above and bids for and is awarded a job with a lower ultimate, the difference in ultimates will be deducted from his rate unless the Company and the Brotherhood feel there are extenuating circumstances.

6. If, after such transfer, a general wage increase is made on a percentage basis, the employee shall receive eighty percent (80%) of said general increase, the percentage to be figured on the adjusted rate prior to applying the eighty percent (80%).

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
By (s) F. Manley
          President

Section 10.	Any employee who, subsequent to the enactment of the
Selective Training and Service Act of 1940, left the employ of the Company to enter any of the armed forces of the United States of America, will retain the same seniority status that he or she would have had if the employee had remained in the employ of the Company during the period of his or her absence, provided that his or her military service is terminated by an honorable discharge and that within ninety (90) days thereafter he or she shall apply in writing to the Company for re-employment. The Company shall assign such an employee according to his or her seniority status provided the employee is then qualified by fitness and ability to perform the work in his or her class, but, if the employee is mentally or physically unfit to perform the work in his or her class, the Company shall endeavor to provide him or her with employment in any class of work in any department of the Company for which the Company deems the employee to be mentally, physically and otherwise qualified, and provided also that his or her total length of service with the Company, including the aforesaid military service, shall be greater than that of the employee to be displaced.

Section 11	The Company agrees to grant to regular employees of the
Company such reasonable leaves of absence, without pay for transacting official union business of the Brotherhood, in such numbers and for such length of time as the Company shall determine. Any such employee who returns to the employ of the Company at the expiration of his or her leave of absence will be credited with the seniority that such employee would have had if he or she had remained in active service with the Company during the leave of absence and shall be assigned to the classification in his or her roster to which such seniority entitles the employee, provided such employee is then qualified by fitness and ability to perform the work of such classification.

ARTICLE XII
DISCIPLINE, SUSPENSION AND DISCHARGE

Section 1.	If any employee is disciplined, suspended or discharged,
a meeting will be held between the Company and the Union Grievance
Committee within a reasonable time. The Brotherhood may in its discretion within seven (7) days from the date upon which such employee is disciplined, suspended or discharged request the Company to grant a hearing to such an employee, such request to be in writing, registered and mailed to the President of the Company.

Hearings will be held by the President of the Company or by a department head or other officer of the Company designated by the President within one (1) week after receipt of such written request.

Section 2. If an employee is charged with the violation of Company rules or any other offense, and a hearing is requested under Section 1, the Brotherhood shall be furnished with a statement of the charge in writing.

At the hearing, the Brotherhood shall represent the employee disciplined, suspended or discharged and may present witnesses.

Section 3. If the employee is exonerated, he or she will be restored to service without prejudice and shall be compensated for any loss in wages caused by such discipline, suspension or discharge.

ARTICLE XIII
GRIEVANCE

Section 1.	Any dispute arising during the term hereof shall be treated
as a grievance and every reasonable endeavor shall be made to settle such dispute by agreement between the Grievance Committee of the Brotherhood and the President of the Company or his or her representatives. Within ten (10) working days, any grievance shall be presented in writing to the employee's immediate supervisor.

Section 2.    	If the employee's immediate supervisor cannot satisfactorily resolve the grievance as stated in Section 1, it shall be referred to the Department Head.

Section 3.    	Within ten (10) working days of such submission as stated
in Section 2, a meeting shall be arranged between the grievant, the Union Steward, the Supervisor and the Department Head.

Section 4.    	Within ten (10) days, if the grievance is not satisfactorily resolved by the meeting as stated in Section 3, the grievance may be submitted to the President of the Company, or his or her designees.
Within five (5) working days of such submission, a meeting shall be arranged between the Union Grievance Committee and the President or his or her designees. The Company shall reply in writing to the grievant within five (5) working days after the meeting.

Section 5.    	If the response given pursuant to Section 4 above does not
satisfactorily adjust a grievance, the grievance may be submitted in writing to arbitration within sixty (60) working days of the date of the written response pursuant to Section 4 above.

Section 6.	The party requesting arbitration shall do so by delivering
to the other party a notice in writing setting forth its statement of the matter in dispute. If a party requests arbitration and so notifies the other in writing and thereafter either party fails or neglects to name its arbiter within ten (10) days after receipt of such request, it shall be construed that the party failing or neglecting to name its arbiter as aforesaid has waived its right to arbitration of the particular dispute, and in that event the demands of the other party shall be conceded unless it so happens that both parties fail or neglect to name arbiters within the time provided.

Section 7. 	Any grievance not presented in accordance with applicable
time limits or other requirements in the steps listed above shall be automatically foreclosed and considered settled and shall constitute a denial of the grievance. By mutual agreement the parties may extend the time limits in any of the steps listed above.

Section 8.	Arbitration shall be conducted through a Board of Arbitration consisting of one (1) representative selected by the Union, one (1) representative selected by the Company and an impartial Chairman mutually chosen by the parties. The procedure for Arbitration shall be as follows;

A. The Union representative and Company representative shall meet forthwith to choose an impartial Chairman, but no later than fifteen (15) calendar days from the date of the demand of arbitration. If no selection can be made within such fifteen (15) day period, then either party may request lists from the American Arbitration Association and selection shall be made in accordance with the rules of the service.

B. Hearings and post hearing activities shall be conducted in accordance with the voluntary labor arbitration rules of service.

C. The decision of a majority of the Board shall be the decision of the Board of Arbitration. The Board shall have no power to change, amend, modify, or otherwise alter the provisions of this Agreement. The decision of the Board, which shall contain a full written statement of the grounds upon which the issue or issues are decided, shall be final and binding on the Union and the Company.

D. Each party shall bear the expense of preparing and presenting its own case. The compensation and expense of the impartial Chairman and any other expenses of such Board shall be borne equally by the parties.

E. At the meeting with the impartial Chairman it will be discussed and agreed to that the impartial Chairman is required to return a decision within sixty (60) days of the hearing.

Section 9.	The Company shall have the right to grieve and arbitrate any dispute which arises concerning the terms and conditions of this Agreement.

Section 10.	While this agreement is in effect, there shall be no
authorized or sanctioned cessation, retarding or stoppage of work because of any dispute which may result from any interpretation of this agreement or for any cause whatsoever. If an employee represented by the Brotherhood and subject to the terms and conditions of this agreement who, without the authority and sanction of the Brotherhood, voluntarily absents them self from work because of any dispute or demand, the employee may be denied further employment or suspended at the option of the Company.

ARTICLE XIV
PAYROLL DEDUCTIONS

The Company agrees to deduct weekly from earned wages and remit to the Brotherhood, the dues of those employees who are members of the Brotherhood and not exempt from the provisions of this agreement, in an amount individually authorized in a manner and on a form approved by the Union and the Company.

ARTICLE XV
PENSION PLAN

A pension plan is provided for employees and is briefly outlined below. In the event there shall be enacted state or federal legislation which conflict with the terms of the below plan, state or federal legislation will govern.

Eligibility

Any employee of the Company who has completed at least ten (10) years of continuous service in the employ of the Company may retire on a pension upon the terms and subject to the provisions and conditions hereinafter set forth:

  (1) An employee shall be entitled to retire upon or after attaining the age of 65 years but may continue in the active employ of the Company after reaching the age of 65 so long as, in the judgment of the Company, he or she is qualified to perform the services required of him or her.

  (2) An employee who has completed fifteen (15) years of credited service shall be entitled to retire before attaining the age of 65 years if he or she becomes unable to perform his or her work for the Company because of a permanent disability, and if such disability is evidenced by a certificate from a doctor chosen by the employee, concurred in by a doctor selected by the Company.

  (3) An employee who has completed ten (10) years of credited service shall have the option to retire at age 60 with a pension calculated on the basis of his or her then attained age and years of service with the Company with a deduction of three-tenths of one percent
       (0.3%) multiplied by the number of months between the employee's attained age at the time of retirement and sixty-fifth (65th) birthday.

Determination of Amount of Normal Retirement Benefits

The basis for the computation of the amount of pension shall be the employee's average straight-time annual wage for the last five (5) years of service or the employee's average straight-time wage for any consecutive five (5) year period during the employee's last fifteen (15) years of service, whichever amount is the larger. The word "wage" as herein used shall mean straight-time wages, exclusive of overtime, bonuses, supplementary incentive compensation, or other forms of nonrecurring compensation.

Based upon an average straight-time annual wage determined as above stated, the employee shall be eligible for an annual pension payable monthly in advance, computed as follows:

	a.	2% of your average annual earnings for each of the first
                twenty (20) years of credited service:
        PLUS
	b.	1% of your average annual earnings for the next ten (10)
                years of credited service:
        PLUS
	c.	.5% of your average annual earnings for each year of
                credited service in excess of  thirty (30) years.
        MINUS
	d.	25% of your primary Social Security Benefit (according to
                the law as in effect on December 31 of the year proceeding your retirement).

Notwithstanding anything herein before contained, the minimum annual pension from the Company shall, irrespective of whether the employee concerned is entitled to any benefits under said Social Security Act, be eight hundred (800) dollars.

Form of Benefits

Normal Form of Benefits

A.  Monthly Annuity for Life:
    An employee who is unmarried at retirement will receive a retirement benefit as a monthly annuity for as long as the employee lives. Upon death, no death benefits will be payable to any beneficiary.

B.  Joint and Survivor Annuity:
    An employee who is married on the date his or her retirement benefit commences will receive a retirement benefit in the form of a "qualified joint and survivor annuity" unless both the employee and the employee's spouse elect to waive this form of benefit. A qualified joint and survivor annuity is an actuarially reduced annuity payable for the life of the employee with a survivor annuity for the life of the employee's spouse equal to one-half of the amount payable during the joint lives of the employee and spouse. The actuarial reduction is based upon the life expectancies of the employee and spouse on the employee's retirement date.

Optional Form of Benefits

A.  Contingent Annuitant Option:
    An employee may elect, instead of the retirement benefit as heretofore provided, to have reduced retirement benefits made commencing on the employee's retirement date, and after death such reduced payments, or any lesser amount selected by the employee, will be continued to the designated beneficiary, if living after the employee's death, for the beneficiary's lifetime.

B.  Ten (10) Year Certain and Life Annuity:
    An employee may elect that the retirement benefit payable on his or her retirement date be reduced with the guarantee that not less than one hundred and twenty (120) monthly payments will be made either to the employee or the named beneficiary who survives the employee.

C.  Five (5) Year Certain and Life Annuity:
    An employee may elect that the retirement benefit payable on his or her retirement date be reduced with the guarantee that not less than sixty (60) monthly payments will be made either to the employee or the named beneficiary who survives the employee.

D. Election of an option in A, B, or C above must be made in writing within the period commencing ninety (90) days prior to the date the benefit is to commence and ending on such commencement date.

Spouse's Benefits

A. The Surviving Spouse Benefit will be payable under the following conditions:

    1. The employee dies prior to retirement and is vested as of the date of death.
    2. On the date of death, the employee is married and has been married for at least one (1) year prior to his or her date of death.

B.  The Surviving Spouse Benefit will be as follows:

    1. The benefit will be computed at fifty percent (50%) of the employee's retirement benefit, computed as of the employee's then attained age and years of service, and a three-tenths of one percent (0.3%) deduction multiplied by the number of months between the employee's attained age at the time of death and the date he or she would have reached age sixty-five (65); provided, however, that if such computation results in a figure which is less than four hundred
        (400) dollars per year, the figure will be increased to four hundred
        (400) dollars per year.

    2. The benefit will be paid monthly in advance as a monthly annuity for life commencing on the first day of the month next following the date of the employee's death.

Vesting

An employee's pension benefit will become vested (a right to a deferred benefit at age 65) after completing at least five (5) years of credited service following his 18th birthday.

Funding

The pension plan will continue to be funded, with all contributions from the Company. It is understood that the retirement plan will meet the requirements for approval by the Internal Revenue Service and will be actuarially sound.

The specific details of the pension plan will be as described in the retirement plan documents. In the event of any conflict between this summary and the Plan Document, the Plan Document will govern. While the Company expects to continue indefinitely the benefits provided for under this pension plan, it agrees to continue them only for the term of the agreement with The Brotherhood of Utility Workers of New England, Incorporated, Local No. 340, effective May 1, 1994.

ARTICLE XVI
DISABILITY RETROGRESSION PAY PLAN

I.  	Non-Compensable Disability

In the event an employee with ten (10) full years of continuous service or more becomes unable to perform his normal duties because of a disability for which he is not receiving Workmen's Compensation Benefits, the Company shall provide him with work, provided he is able to perform such work. If such employee refuses to accept such work, the obligation of the Company hereunder shall be discharged. In the event an employee with less than ten (10) full years of service becomes unable to perform his normal duties because of a disability for which he is not receiving Workmen's Compensation Benefits and if the Company is able to provide him with work which he is capable of performing, he shall be assigned to such work. The adjusted pay rate in either case shall be determined by the following PLAN shown below.

  A.  FUTURE RETROGRESSION

      1. Less than ten (10) full years of continuous service at time of retrogression.

          a. An employee with less than ten (10) full years of continuous service with the Company at time of retrogression shall receive the ultimate base rate of his new job classification.

          b. The new rate shall become effective at the time of such retrogression.

      2. Ten (10) full years and less than twenty-five (25) full years of continuous service at time of retrogression.

          a. An employee with ten (10) full years or more of continuous service with the Company at the time of retrogression shall receive an ADJUSTED pay rate equal to the ultimate base rate of his new job classification.
PLUS

for each full year of continuous service an additional four percent (4%) of the differential between the pay rate of his new job classification and the employee's AVERAGE pay rate, except that in no case shall the ADJUSTED rate be greater than the AVERAGE rate, or less than the ultimate base rate of his new job classification. The AVERAGE pay rate shall be determined by finding the weighted average of the pay rates for all job classifications the employee has held for the five (5) year period immediately preceding his date of retrogression. In making this computation, ultimate base rates in effect at the time of retrogression shall be used.

          b. The employee's pay rate shall be reduced to the ADJUSTED pay rate in steps of ten cents ($.10) per hour or four dollars ($4.00) per week every six (6) months, except that the last reduction step may be ten cents ($.10) per hour or four dollars ($4.00) per week or less as necessary to reach the ADJUSTED pay rate exactly. The first reduction step shall occur six (6) months from the effective date of retrogression.

      3. Twenty-five (25) full years or more of continuous service at time of retrogression.

          a. An employee with twenty-five (25) full years or more of continuous service with the Company at the time of retrogression shall retain the ultimate pay rate of the classification from which he is retrogressed.

II.	Compensable Disability

In the event an employee with ten (10) full years of continuous service or more becomes unable to perform his normal duties because of a disability for which he is receiving Workmen's Compensation Benefits, the Company shall provide him with work, provided he is able to perform such work. If such employee refuses to accept such work, the obligation of the Company hereunder shall be discharged. In the event an employee with less than ten (10) full years of service becomes unable to perform his normal duties because of a disability for which he is receiving Workmen's Compensation benefits and if the Company is able to provide him with work which he is capable of performing, he shall be assigned to such work. His ADJUSTED pay rate in either case shall be determined as set forth under 1 (A) of this PLAN except that the following shall apply:

      A. If, at the time of retrogression, the employee is receiving compensation for partial disability, the Company will pay such amounts so that the employee's total compensation from the Company and from such Disability Benefits will equal the adjusted pay rate.

      B. The date the employee commences work at his lower classification shall be considered as the date of retrogression.

III.  General Provisions Applicable to I and II of the PLAN

      A.  In all computations, only FULL YEARS of service shall be used.

      B. ADJUSTED pay rates established under the PLAN shall be figured to the nearest cent except where the rate figures exactly to a half-cent.

      C. An employee with ten (10) or more full years of continuous service receiving an ADJUSTED pay rate under the PLAN shall hold the title of his new job classification with the word "SPECIAL" appended thereto.

      D. A physician appointed by the Company in all cases shall consult with such employee's family physician and in the event of disagreement as to the employee's condition and/or ability to perform the work of any particular class, the case shall be referred to a recognized specialist or clinic in the field of medicine involved, whose opinion will be final and binding upon all parties.

      E. No change in GROUP INSURANCE classification shall result from such retrogression.

      F. General increases will be figured on the adjusted pay rate of a retrogressed employee.

      G. An employee transferred to a lower classification under the PLAN shall be assigned without posting the job.

      H. References to continuous service in the Company shall include service with affiliated companies.

      I. If an employee who is being compensated under the provision of this PLAN is again transferred to one or more lower or higher rated classifications, his new ADJUSTED rate upon each such transfer shall be computed as if the employee had been transferred to such lower or higher classification initially, using all factors applicable at the time of the first retrogression. The resultant rate shall be corrected to reflect all wage adjustments which were made in such classification since the date of the initial retrogression.

      J. The Company may, in its discretion, withhold the provisions of this PLAN from employees who also engage in work for other than the Company or its affiliates.

ARTICLE XVII
DISABILITY PAYMENT PLAN

The following Disability Payment Plan relates to payment of wages for time not worked on account of sickness or injury.

Workmen's Compensation Benefits, as referred to below, are benefits payable under Workmen's Compensation Laws for disability caused by occupational injury of disease.

1.  PERMISSIBLE BENEFITS FOR ELIGIBLE EMPLOYEES

    A regular Employee is eligible for disability pay due to sickness or accident. A regular Part-Time Employee is eligible for pro rata disability pay on the basis of his scheduled weekly hours as a percentage of forty (40) hours. A temporary Employee is eligible for Workmen's Compensation benefits only. New employees will become entitled to disability pay due to sickness or accident upon attaining the status of a Regular Employee, six (6) months after date of hire.

2.  AMOUNT AND PERIOD OF DISABILITY BENEFITS

    A.  Non-Occupational Disabilities
        1. For the first week of temporary disability, except as otherwise provided in succeeding paragraphs, and subject to such evidence as may be required, wages or salary for a normal workweek will be paid.

        2. After the first week of a temporary disability, subject to the limits outlined below and with the approval of the President of the Company or his designee, full normal wages or salary will be paid for not longer than one (1) week for each completed year of continuous service.

    B.  Occupational Disabilities
        1. For the first two (2) weeks of temporary disability except as otherwise provided in succeeding paragraphs, and subject to such evidence as may be required, wages or salary for two (2) normal workweeks will be paid.

        2. After the first two (2) weeks of temporary disability, subject to the limits outlined below and with the approval of the President of the Company or his designee, full normal wages or salary will be paid for not longer than two (2) weeks for each completed year of continuous service.

    C. Continuous service shall be defined as that service dating from the employee's last employment by the Company, subject, however, to the conditions established under the Break-in Service Credit Policy.

    D.  Limit on Benefits Beyond First Week
        1.  Non-Occupational Disabilities
            The determination of the number of weeks during which salary or wages will be paid beyond the first week of a temporary disability shall be computed at the beginning of each week as follows: From the total number of weeks of pay to which the employee is entitled, based on his completed years of service to that date, deduct the total number of weeks and fractional parts thereof, of disability for which the employee received wages or salary during the preceding fifty-two (52) consecutive weeks, except that there shall not be any deduction for the first week of any previous temporary disability.

        2.  Occupational Disabilities
            Same provisions as under 2.D.1., except for the substitution of the words "two (2) weeks" for the word "week". However, in determining the number of weeks during which salary or wages may be paid as in D.1.2. above, the foregoing limit shall be applied separately to:
              1.  Disabilities caused by sickness or non-occupational accident.
              2.  Disabilities of an occupational nature.

    E. 1. Overpayment of disability benefits-wages or salary will not be payable whenever the disability of the employee is the result of an occupational or non-occupational accident which permits the employee to recover damages from a third party. Pending the outcome of settlement of his claim, subject to the limitations set forth in Par. D., appropriate wages or salary will be paid on condition that the employee agrees in writing on the form provided for this purpose (FF160B or FF160C) to reimburse the Company for such wages or salary if there is recovery from the party causing the injury.

        2. In the event an employee is paid any wages or salary for a period of disability arising from an industrial accident for which he subsequently receives Workmen's Compensation weekly payments, he shall be required to agree in writing on Form FF160A that, if the wage or salary payments together with the Workmen's Compensation payments aggregate (for the period of disability for which both payments are made to him) more than the normal weekly wage or salary payments he would have received if working, he shall reimburse the Company for the excess.


    F.  Lump sum insurance settlements
        If an employee injured in an occupational accident makes a lump sum settlement with the insurance company in lieu of his receiving weekly Workmen's Compensation benefits, the benefits to which he will be entitled from the Company shall be computed for the period of his disability as though he were receiving weekly compensation benefits. In any case of a disability resulting from aggravation or relapse of a previous disability for which the employee has made a lump sum compensation insurance settlement and as the result thereof is ineligible for further Workmen's Compensation benefits, the salary or wages payable by the Company shall be computed as though the injured employee was receiving such compensation benefits.

    G. Disabilities for which benefits are not payable. No wage or salary payments by the Company will be made beyond the first week for periods of disability during which the employee is not under treatment by a recognized physician or practitioner. Wage or salary payments will not be made beyond the first week for periods of disability caused by excessive use of alcohol or narcotics unless the disabled employee is receiving approved treatment for such disability. No wage or salary payments will be made beyond the first week by the Company for disability resulting directly from the deliberate neglect or refusal of the employee to observe the Company's established safety rules or regulations if such employee has previously been warned.

    H. The Company may, in its discretion, withhold payment of disability benefits to employees who engage in other work.

    I. Nothing herein contained will be construed to prevent the Company from placing employees on a pay-as-you-work basis if such employee's absenteeism record justifies such action. An employee placed on a pay-as-you-work basis will be returned to a sick-pay eligibility status, when his absenteeism record over a reasonable period of time subsequent to being placed on a pay-as-you-work basis, justifies such action. Employee on pay-as-you-work basis to be reviewed at least three (3) months after being placed on it. Beginning with the second week of hospitalization the pay-when-work status will be suspended for the full period of disability.

3.  COMPUTATION OF WAGES PAID FOR PERIODS OF DISABILITY

    In computing wages or salary, there shall not be included (1) overtime wages (2) bonuses (3) shift differentials or (4) other forms of similar extra compensation.

4. Employee's "years of continuous service" used for computing payment of time not worked on account of sickness or injury in accordance with the Disability Payment Plan and vacations shall include those years of service to a break in the continuity of service, provided -

    (a) the employee had at least three (3) years of continuous service prior to the break, and

    (b)  the break did not exceed three (3) years duration, and

    (c) the employee has remained in the service of this Company for at least five (5) years after the break in service.

    If years of service do not comply with the foregoing provisions, then total years of continuous service shall be computed from the date last employed. "Years of continuous service" for the Retirement Allowance policy shall be the full years of service from the last date of employment with this Company.

5. The Company has given its Department Heads discretion to grant limited time off without loss of pay for urgent personal reasons including a serious emergency at home, such time to be no more than that required for the purpose, usually a few hours and, in no event, more than one day. Department Heads also have discretion to grant time off without pay for personal reasons if there is good cause and no abuse of the privilege.

ARTICLE XVIII
GROUP INSURANCE

During the effective period of this Agreement, the Company will maintain Group Insurance as follows: Life, Accidental Death and Dismemberment, and Comprehensive Health and Dental Plan in accordance with the Group Insurance Summary dated May 1, 1994, and attached hereto. During the period of this Agreement the Company will make available to employees Health Maintenance Organization (HMO) coverage in lieu of Comprehensive Health Insurance. In the event that there shall be enacted after May1,1994, state or federal legislation in addition to that now enacted which provides benefits in the field of health, medical, hospitalization and nursing care, the parties agree that there shall be no duplication or overlapping of such benefits and the benefits provided by the Company. In the event that the Company determines that such duplication or overlapping of benefits occurs, it may revise the benefits under the Company's Group Insurance Plans to minimize the same. In so doing, there will be no reduction in the benefits provided to employees as set forth in the attached Group Insurance Summary. The Union shall be given reasonable advance notice of any changes made pursuant to this provision and upon the request of the Union, it shall have an opportunity to discuss them with the Company prior to their being made. There will be no changes in insurance carrier during the term of the contract unless by mutual agreement.

The annual expense associated with providing group medical insurance benefits will be capped at $340,000, $360,000, and $380,000 for calendar years 1994, 1995, and 1996, respectively. The Company will pay 80% of the cost above this cap and employees will pay 20% of the cost above cap. There will be no employee contributions during the term of the contract. The Company will establish a Section 125 plan if there are any required contributions.

ARTICLE XIX
401(k) PLAN

Employees may participate in the Company's 401(k) Plan (Plan). The Company agrees to make payroll deductions for payments to the duly-established 401(k) Plan upon written authorization by regular employees and to forward the amounts so deducted to the 401(k) Plan in accordance with such authority.

The Company reserves the right to make administrative changes to the 401(k) Plan during the term of this Agreement with the understanding that such changes will not decrease the amount of benefits provided to Plan members. These administrative changes may include the merger of 401(k) Plans.

The Company will amend the 401(k) Plan to permit the election of gross wages with or without overtime for maximum contributions on an annual basis if regulations permit. The employee can save on gross wages and the Company will match on base wages. The Company's matching contribution to the 401(k) saving Plan will be as follows:

  1994 - one percent (1%) match
  1995 - an additional one percent (1%) match for a total of two percent (2 %) 1996 - an additional one percent (1%) match for a total of three percent (3 %)

ARTICLE XX
LEAVES OF ABSENCE

Section 1.	Death in The Family

In the event of the death of a member of the immediate family of an employee, the Company will grant reasonable time off without loss of pay, up to three
(3) workdays, for scheduled straight-time workdays falling within the period from the date of death through the date of the funeral. The immediate family is defined as wife, husband, children, parents, sister, brother, father-in-law and mother-in-law. For stepparents the Company will allow up to two (2) workdays, for scheduled straight-time workdays falling within the period from the date of death through the date of the funeral. For other members of the family (grandparents, grandchildren, aunts and uncles), one (1) day without loss of pay will be granted if the funeral is held on a scheduled straight-time workday. It is understood that this paragraph applies only when the time off is used for the purpose intended.

Where there are unusual circumstances in individual cases, time off without loss of pay in excess of the three (3) workdays, or the two (2) workdays, or the one (1) workday, or for persons other than those listed above, may be granted in the discretion of management.

Section 2.	Jury Duty

A regular employee, called for jury duty, will be paid for the time lost from his regularly scheduled straight-time work day for not more than eight
(8) hours in any one (1) day, nor more than forty (40) hours in any one (1) week, and for not more than six (6) weeks in any twelve (12) consecutive months, provided that the employee will report for work during regularly scheduled hours whenever he is excused from jury duty.

Section 3.	Military Training Leave

Regular employees who are members of the reserve components of the Armed Services of the United States or the National Guard and who are required to report for their annual tour of military training duty shall be granted a leave of absence for such purpose, not to exceed two (2) weeks in any calendar year. Such employees shall be paid for any loss in pay during such time, computed on the basis of the difference between his straight time rate of pay for forty (40) hours and one (1) week's military base pay exclusive of allowances, for each week of such absence. Such payment shall be made upon the employee's return to work and upon receipt of a certificate from the proper military officer showing the amount received while engaged in such military training duty.

ARTICLE XXI
SEVERANCE PAY PLAN

Except as provided below, the Company will pay severance pay to eligible employees as follows:

  A. Regular employees who have completed four (4) years or more of continuous service and who are permanently released from employment because of the elimination of a job through automation or the changing or discontinuing of operations, shall be given an allowance of one (1) full week's base pay at the rate of pay at the time of release for each full year of continuous service.

  B.  Severance pay benefits shall not apply to employees:
      1.  Discharged for just cause
      2. Voluntarily quitting for personal reasons or any reason other than receipt of notice of layoff
      3.  Retiring from the Company (including early medical retirement)
      4.  Leaving on leave of absence or sick leave
      5.  In event of death

  C. Severance benefits shall be in addition to any earned vacation benefits for which the separated employee is eligible.

  D. An employee who desires severance pay, must, within ten (10) days after receiving notice of layoff, notify the Company in writing of his desire to terminate employment and receive Severance Pay under this plan. Upon such termination and receipt of Severance Pay, the employee will lose all seniority and recall rights under the contract.

  E. If an employee does not desire to terminate his employment in these circumstances, he will retain his recall and seniority rights, to which entitled under the contract, if any, but shall not be entitled to any Severance Pay hereunder.

ARTICLE XXII
BULLETIN BOARDS

The Company will provide space on the Company Bulletin Boards for official Union notices. Notices of Union meetings, elections, and appointments may be posted by the Union without prior approval. Any other material which the Union desires to post shall first be submitted to management for approval before posting. There shall be no posting of advertising or political matter or material which is objectionable or controversial.

ARTICLE XXIII
EFFECT OF AGREEMENT

Section 1.	This agreement is the entire agreement between the parties
except such amendments or supplementary agreements as are in writing and signed by the parties.

Section 2.	During the term of this agreement, should any provisions or
part thereof become illegal, the rest of the agreement will continue in full force and effect.

ARTICLE XXIV
CONTRACTORS

The Union will have the right to call to Management's attention any condition that they may consider detrimental to the employees of the Company relative to work proposed, or being performed by outside contractors, and Management agrees to discuss this condition with the Union, and to take whatever remedial action may be agreed to in these discussions. Outside contractors will be required to adhere to OSHA requirements.

The Company recognizes that its use of outside contractors may, at times, cause some concern to employees and the Union. Accordingly, upon request of the Union Committee, the Company representatives will discuss any problems arising over the use of contractors. If such discussion does not satisfy the Union, it may make a written request to the President of the Company for a meeting with him, in which event, the President will sit down with the representatives of the Union for a thorough review and discussion of the problem.

Addendum (May 1, 1973) - The question of Pre-notification of Contractors to be handled as a matter of common sense and good labor relations, with no legal commitment. Except when emergencies exist, the Company will before the letting of a contract discuss with the Brotherhood the reasons, economics and any other matters pertinent to the situation.

There is no intent to displace regular employees by these outside forces. Whenever sufficient work exists in any area to justify additional regular employees on a full-time basis, such employees will be added.

Note: The foregoing paragraph would not preclude the Company from hiring temporary forces.

ARTICLE XXV
WORKING CONDITIONS

Section 1.	Alternate Emergency Trouble Worker - Line Department

It is agreed that the following supplementary practices affecting working conditions will be continued during the term of the current Collective Bargaining Agreement:

The conditions for Alternate Emergency Night Trouble Worker classification and posting thereof are as follows:

  (a) Duties and qualifications would be the same as for the Emergency Night Trouble Worker and would be posted as such.

  (b)  Only Lineworkers-1st Class will be eligible to fill the job.

  (c) One or more Lineworkers-1st Class with "alternate" listing will be listed according to seniority on summation sheet, but will retain present place in roster.

  (d) Senior "Alternate" person would be assigned to fill in on a temporary basis when the regular Emergency Night Trouble Worker is not available for work. In the event the senior "Alternate" person is not available due to sickness, vacation, etc., the second "Alternate" person would be assigned. Any "Alternate" so assigned would accumulate seniority for time actually worked in the Emergency Night Trouble Worker's classification.

  (e)  Planned absences:  Example - vacation, sickness other than first day -

       (1) Senior person from "Alternate" list will not work 7:30 a.m. - 3:30 p.m. as Lineworker-1stClass.

       (2) Will be notified and assigned in advance to fill in on the Emergency Night Trouble Worker's job.

       (3) Will receive credit in the classification as Emergency Night Trouble Worker. Will also receive pay of classification at straight time.

       (4) If there is overtime involved while the "Alternate" is working as the Emergency Night Trouble Worker, overtime will be at the Emergency Night Trouble Worker rate.

  (f)  Absences other than planned:  Example - sickness first day -

       (1) If "Alternate" man has reported for work for normal 7:30 a.m. - 3:30 p.m. hours, then "Alternate" will work 7:30 a.m. - 3:30 p.m. at straight time as Lineworker-1stClass. and then 3:30 p.m. -
            12 midnight at time and one-half at the Emergency Night Trouble Worker's rate.

  (g) When the Emergency Night Trouble Worker returns to work, "Alternate" will be notified not later than 4:00 p.m.. on the last working day prior to the Emergency Night Trouble Worker's return. "Alternate" will report on next working day at normal hours. If the Company is not able to meet this time factor, the "Alternate" and the regular Emergency Night Trouble Worker will work together for the first night after the regular Emergency Night Trouble Worker returns to work.

  (h) An "Alternate" can be removed from the "Alternate" list by request. When an "Alternate" is so removed, the "Alternate" job will be posted to obtain a replacement.

Section 2  Assignment - Heavy Duty Bucket Trucks and Corner Mount Digger 5/1/89

1. In the digger truck, two men will normally be assigned. Three men will be used on the following job assignments

    (a)  replacement of three (3) phase junction poles,

    (b) poles over fifty (50) feet on existing three phase construction.

        On other job assignments the Union may request additional men, and the crew supervisor may, at his discretion, grant the request.

2. As to the two new heavy-duty bucket trucks, in respect to which there exists continued disagreement concerning the number of men which should be assigned, the position of the parties is as follows:

    (a) The Company is of the view that it is a part of its management responsibility to determine the number of men needed on work assignments; that various relevant conditions affect a judgment whether two (2) men or three (3) men are needed on particular job assignments; and that supervision should make particular job assignments on the basis of the number of men needed - whether this is two (2) men, three (3) men or more.

    (b) The Union is of the view that a minimum of three (3) men should be assigned to all job assignments except for two (2) men assignments on those specific assignments on a list furnished by the Union to the Company during the negotiations. The Union has cited work load and safety factors as the basis of its position.

         The application of the respective positions of the parties would mean that on some job assignments the Company's position would call for two (2) men and the Union's position would result in three (3) men being assigned.

3. Since the parties have been unable to resolve their differences as set forth in paragraph 2 of the foregoing, the following interim arrangement and procedures for ultimate disposition of disputes will apply:

    (a) Subject to the provisions below, three (3) men will be assigned to one (1) of the new heavy-duty bucket trucks and two (2) men to the other new heavy-duty bucket truck.

    (b) It is the Company's policy to observe high standards of safety and in no event will it assign two (2) men if, in its judgment, three
         (3) men are required for a particular job by reason of safety considerations.

    (c) It is the intention of the foregoing to have each truck change transformers and compare the efficiency, safety, work load and other relevant factors as between two (2) man and three (3) man operations. An evaluation of the two (2) man and three (3) man operations will be made from time-to-time by a joint committee composed of two (2) employees designated by the Union and two (2) representatives of the Company.

    (d) If, on a two (2) man operation (other than on jobs involving secondary construction), the job requires two (2) men to be in the air at the same time, the Company will see that a Safety Observer, qualified to climb and render emergency assistance, is present during the time the two (2) men are in the air. Such Safety Observer may be a non-bargaining-unit employee, or a non-employee, or a bargaining-unit employee, but whether a bargaining-unit employee or not, he will not perform any work other than safety functions while present at the job as Safety Observer.

    (e) The arrangement set forth in paragraphs (a), (b), (c), and (d) above will continue until May 1, 1965 and thereafter, subject to the following paragraphs.

    (f) If, after May 1, 1965, either party wishes to change the above arrangement and procedures, it will give written notice to the other party, and if any dispute then arises as to the number of men assigned to particular bucket truck jobs, the issue of the reasonableness of the Company's assignment of men to any such job will be subject to arbitration under the arbitration provisions of the Agreement, subject to the following:

         1.  The status quo will be retained pending the arbitration decision.

         2. The parties agree that if either party requests arbitration it will be expedited. The party requesting arbitration will notify the other party of the name of its arbitrator and if within ten (10) days of the notice the other party fails to name its arbitrator, or if the arbitrator is named and a third arbitrator is not selected, the party giving the notice may request the American Arbitration Association to select the arbitrator who may proceed ex parte under the rules of the American Arbitration Association if the other party fails to participate in the hearing.

    (g) It is recognized that as provided in Section 502 of the Labor-Management Relations Act of 1947, an employee may decline to work in good faith because of abnormally dangerous conditions for work" and nothing in this memorandum can affect such right of the employees as set forth in the Federal Statute.

THE BROTHERHOOD OF UTILITY WORKERS
OF NEW ENGLAND, INC., LOCAL NO. 340
By  (s)  George McSheehy
            President

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
By  (s)  R. A. Ferreira
            Vice President


Section 3.  Driver's License (Loss of)                               5/1/89

If an employee loses his or her driver's license for any reason, and the holding of such a license is a requirement of his/her job, the employee will be required to meet all the requirements of the job without special accommodations, including the ability to respond to call outs and work continuous overtime. If the employee is unable to meet the job requirements, the employee will be suspended without pay until the license is reinstated. Benefits will be continued for six (6) months.

In the event the Company and the Union are able to agree that a special position can be established that would be treated differently than cross rostering or hours of employment and would not create problems for other employees, the parties may agree to the establishment of that special position for all or a part of the license suspension. If the parties are not able to agree, the suspension will apply.

Section 4.	Gas Distribution Crew Complement

Two (2) qualified persons will be used when working on live gas lines.

Section 5.      Hot Stick                                           6/1/67

To date, we have not had experience with Hot Stick work in inclement weather. On the basis of present knowledge, existing equipment and current methods and conditions, it will be our intent not to require employees to perform Hot Stick work in inclement weather, whether such work is an emergency or otherwise, subject to the following paragraphs:

If a major interruption of service could be avoided, under appropriate conditions, we could see where it would be feasible and safe to do a brief, occasional task with Hot Stick in poor weather (including light rain but not medium heavy rain), such as

  (a) Disconnecting a tap in order to de-energize a segment of the system so that it can be worked on dead, or

  (b) Covering an arcing conductor with an insulated fiberglass orange hood, or otherwise insulating it, working from a bucket.

We have had very limited experience doing Hot Stick work at night. When such assignments do occur, we will provide adequate artificial lighting.

The Union has suggested that there may be need for assigning more employees to certain Hot Stick jobs at night than would be assigned to the same job in daylight hours. The Company doubts this. The Union does not suggest additional personnel when the Company assigns five (5) Lineworkers to a Hot Stick job at night. (See Par. C of June1, 1967, letter on Hot Stick work.) In the interest of cooperation, the Company will do the following:

      On the first three (3) Hot Stick assignments at night hereafter made by the Company, pursuant to Paragraph 2 of the Hot Stick letter, to which less than five (5) Lineworkers are assigned, the Company will assign one more man than it would otherwise assign. After such third assignment, the Company will advise the Union in writing whether it will continue such a temporary arrangement for either a further definite period, or indefinitely, or discontinue it. If the Company discontinues this arrangement at that time, or later, and there is a subsequent Hot Stick assignment at night to which less than five (5) men are assigned, the Union may raise the question of additional manpower on such subsequent assignment in the same manner as presently provided in Paragraph 3 of the Hot Stick letter regarding requests for additional manpower.

We reiterate our intention that all work must be done safely. We also recognize the desirability of education, experience and discussion on these subjects. Furthermore, we assure the employees concerned that there will be no arbitrary orders or directions in connection with Hot Stick work assignments; and that if there are any complaints, suggestions or questions, we will be pleased to sit down and discuss them.

Finally, if any changes in the above should be warranted, they will not be made without prior notice and discussion, such notice to be given in writing to the President of the Local Union.

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
By  (s)  Howard W. Evirs, Jr.
           Vice President


Accepted:
THE BROTHERHOOD OF UTILITY WORKERS
OF NEW ENGLAND, INC. LOCAL NO. 340
By  (s)  Peter J. Starr
           President

Section 6.      Inclement Weather Clause                              5/1/89
The following provisions will apply to employees in Rosters 7 and 8 with respect to inclement weather:

During rainy or stormy weather or extreme cold, employees in these rosters will not be required to perform outside work, except in emergencies.

Extreme cold shall be considered fifteen degrees (15) Fahrenheit and will be determined by the digital recording thermometer in the Transmission and Distribution office.

Light Precipitation: Fog, mist and light precipitation are not considered rainy or stormy weather. It is not the Company's intent to compromise its safety standards nor is it the intent of the Company to require employees to work for prolonged periods in light precipitation.

Light precipitation assignments shall include, but not be limited to the following:

   Electric
     1.  Maintenance of street/floodlights.
     2.  Switching and grounding.
     3.  Cable splicing (with protective equipment).
     4.  Pulling cable.
     5.  Motorized patrol.
     6. Substation work on de-energized or isolated equipment (including grounds maintenance).
     7.  Dead line work.
     8. Pole placements without displacement or covering of energized conductors.
     9.  Manhole/vault inspection and maintenance.
     10. Material handling, delivering and unloading.
     11. Snow removal is snow shoveling

Employees will not be required to work on energized primaries or secondaries (Item 1 exception), except in emergencies.
   Gas
   * 1.  Check and set system pressures.
     2.  Building inspections.  *(inside only)
     3.  Repair gas leaks (other than Class 3).
     4.  Monitor gas leaks and leak surveys.
     5.  Critical valve maintenance and testing.
     6.  Material handling, delivering and unloading.
     7.  Trenching and installing gas pipes other than road crossing.
     8.  Patching and repairing of street openings.
     9.  Pump pits.
   *10.  Changing charts.
   *11.  Tees and cocks in emergencies.
    12.  Regular station maintenance inside buildings.

* These items will be performed irrespective of the temperature restrictions stated in this memo.

In the event there is a reduction in Roster 7, identification of underground facilities and gas leak surveys using the flame ionization unit would be assigned exclusively to Union employees.

      Should precipitation begin during the normal work day, Gas and Electric crews will not absent the job site without first checking with a Distribution Supervisor. Supervisor will make determination whether to return to headquarters or go on to light precipitation assignments.

      Suitable Inside Work: In the event that weather conditions warrant cessation of normal work , employees will be required to do assigned work related to their classifications in protected areas. If there is not sufficient work related to their classifications, employees shall be given other inside assignments of a reasonable nature.

      When it is indicated that light precipitation will end and/or temperature is rising sufficiently to reach fifteen degrees (15o) within a reasonable time, employees will drive their respective trucks to their scheduled work site in preparation for work.

      When Gas and Electric Distribution crews are in the field and the temperature is dropping, they will be advised by radio when the temperature reaches the 15 degree mark and will be recalled to the Plant.

Section 7.      Medical Matters                                      8/14/84

The Company and the Union agree to the following in respect to medical matters involving employees.

  1. Employees who desire to consult the Company Doctor should make an appointment through their supervisor.

  2.  When the Company Doctor, in accordance with the Disability
      Retrogression Pay Plan, decides that an employee should be retrogressed for physical disability, the Local Officers of the Union will be notified before the employee is told.

  3. When an employee is denied a job because of physical reasons, the Union will be notified and the reason given before the employee is notified.

  4. When an employee is out sick or out as a result of injury and the Company Doctor says he cannot return to work, the Union will be notified.

  5. If there is disagreement between the employee's physician and the Company Doctor, arrangements will be made for the Union Representatives to talk with the Company Doctor as soon as possible.

  6. If there is still disagreement, the matter may, upon request of either party, be referred to a third doctor, whose decision will be final and binding upon all parties. The third doctor will be selected by the Company Doctor and the employee's doctor. If they are unable to agree upon the third doctor, a joint request will be made to the Dean of the Harvard Medical School for choice of a third doctor in the special field involved. In the event a third doctor is appointed, the Company Doctor and the employee's doctor will have the right to submit the medical history of the employee and all other relevant information in their possession.

  7. If an employee who has been absent from work because of disability is advised by his doctor to return to work but is prohibited from doing so until approved by the Company Doctor, the time required for the Company Doctor to make a decision whether or not the employee may return to work will be paid time and not subject to the provisions of the plan for payment of disability benefits.

  8. The Company Doctor is responsible for determining when an ill employee is well enough to return to work and what type of work he should be returning to.

  9. All employees who have been out for a serious illness such as Heart Condition
	High Blood Pressure
	Cerebral Hemorrhage
	Diabetes
	Tuberculosis
	Serious Surgery
	Back Condition
	Broken or Fractured Bones - any type
	Joint Condition
	Mental Disease
	Any type of paralyzing Disease

      will have their condition checked by the Company Doctor before returning to any type of work. Any case where there has been a serious illness not mentioned, and there is any doubt as to the employee's ability to fulfill his regular job, it should be brought to the attention of the Company Doctor before the employee returns to work.

  10. The Company Doctor will contact the family doctor, see the patient, if necessary, and make whatever tests are necessary to determine whether or not the employee can safely return to work; and also determine the type of work, or what limitations there should be on the work that the employee performs.

  11. In any case where the Company Doctor feels that the employee is not ready to return to work or that the work should be changed, he will consult with the management giving the reasons and the limitations.

  12. All employees wearing casts, splints, braces, using crutches, or canes must be cleared by the Company Doctor before returning to work. There are certain conditions which must be clarified before the Company Doctor will give his approval.

  13. The following conditions must be met before the Company Doctor is contacted for approval:

      There must be a job that the employee can perform.

      The employee must be willing to do the work.

      The employee's attending physician must give permission to return to work.

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
By  (s)  R. A. Ferreira
           Vice President

THE BROTHERHOOD OF UTILITY  WORKERS
OF NEW ENGLAND, INC., LOCAL NO. 340

Section 8.      Snow Plowing                                         5/1/91

For the Liquefied Natural Gas Plant (LNG), the Liquefied Petroleum Gas
Plant (LPG), the Gas Turbine and the Tennessee Gas Pipeline Metering (TGP), the plowing services will be provided by the members for Roster #19 and the equipment used for those services will normally be that which is assigned to the Department.

For all other locations, the plowing services will be provided by Roster #7 and the equipment used for those services will be those that are normally assigned to that Department. As such, the reference in the Inclement Weather, Memo #10 Item #9 under the "Gas" section will be eliminated, and it is expected that snow plowing will be conducted irrespective of the temperature restrictions stated in this memo.

The Snow Plowing Equalization List will be discontinued and all hours plowing will be recorded on the Emergency Overtime Equalization List.

The janitor will continue to use the snow blower and shovel and sand the sidewalks and entryways at the John Fitch Highway facility. He may be assisted by employees from other rosters.

Qualified licensed backhoe operator will be from Roster 7.

Employees in Roster 7 prior to 5/1/79 will not be required to provide service for snow plowing / removal and sanding.

Selection of personnel for these assignments during normal working hours will be by seniority. Employees in the various rosters, including Roster #8, will perform normal snow removal activities associated with their roster.

Section 9.  	Tools and Equipment

The Company will furnish to employees such tools and equipment as in its judgment are required for the class of work involved for use on Company work only. Employees may furnish personal tools and equipment for use on the Company work subject to the approval of the Company, except that rubber gloves, cover gloves, and liners and safety belts will always be furnished by the Company. Tools and equipment damaged or lost by misuse or neglect shall be replaced by the employee. Ownership of all tools and equipment furnished by Company shall remain with the Company and subject to its rules as to storage, inspection and turning in to the Department Head on the completion of the work requiring them. Upon termination of employment by the employees, all Company tools and equipment, or their replacement cost, shall be turned into the Company.

Section 10.  	Wash-up Time

On jobs requiring it, the Company allows wash-up time to the extent necessary and agrees to continue such allowance, and any complaints by an employee in this respect may be processed as a grievance. In most situations, a fifteen minute period at the end of the shift is sufficient.

Section 11.  	Work Gloves

Work gloves shall be furnished by the Company at no cost to the employee, of a grade deemed by the Company suitable for the work involved. If the employee desires a better grade of glove, the Company will furnish that grade at half cost to the employee. Rubber hats, rubber coats, and rubber boots, or their equivalent, shall be furnished by the Company for those classes of work which require such equipment. Gloves and other equipment, above referred to, shall continue to remain the property of the Company, shall be replaced by the employee if damaged or lost through misuse or neglect, shall be turned in to the Company in order to obtain replacements, and, upon termination of employment, they shall be turned in to the Company by the employee, or their replacement cost paid for if such equipment has been lost or damaged through misuse or neglect and, provided further, that only one-half such replacement cost will be payable if the employee paid one-half the cost under the foregoing provisions.

Section 12.  	Gas Production

Employees in Roster 7 who entered the Roster after 5/1/82 may be assigned to the LNG and Propane Plants during the operating season. Assigned employees will not receive operating premium if their rates exceed Utility Worker-1 rate, plus operating premium.

The number of assigned employees will be determined by Management and selection will be according to the following criteria:

          1.  Voluntary by seniority.
          2.  Assignment on the basis of less senior employees.

Utilitymen will report to assigned plant at start of shift.

During the production season, Utilitymen will be paid a car allowance of $3.75/day when using own vehicles. A Company vehicle will be made available for travel to and from the LNG plant.

Operators will receive one-half hour (one way) travel allowance to the LNG plant only.

A reduction in forces in Roster 19 and/or the remote operation of the Propane Plant would not affect the continuing application of this agreement.

The Company will provide LNG and Propane Plant operators training to new employees entering Roster #7. Employees who initially fail Utility Worker 1, 2 and 3 examinations will be able to retake the examination every ninety (90) days.

Section 13.     Gassing Vehicles                                 5/18/85

Employees will fuel vehicles assigned to them by the Company.

Section 14.  	Upgrading - Line and Street Departments	5/1/87

Effective May 1, 1987, employees in Rosters 7 and 8, who are scheduled to be upgraded but due to inclement weather or other reasons do not work in that capacity, will be paid at their regular rate of pay. The provisions of
Article VI, Section 2 on page 6 will apply in this situation.

Section 15.  	Off Season Assignments of Production Workers	5/1/87

Personnel in Roster 19 will be assigned to perform the following list of duties at any time throughout the year when not operating the gas plants:

	a.  Maintenance of Propane and LNG Plants.
	b. Maintenance of 285 John Fitch facility and miscellaneous buildings and grounds.
	c.  Delivery of material to job site.
	d. Cleanup of any substation, regulator station or right-of-way; including road patching
	     (not on public ways), lawn cleanup, hanging
	     "Danger" signs, repair of fencing and buildings, etc.
	e. Maintenance of structures and accessories related to the operation of the gas turbine.

Section 16.  	Use of Company Backhoe 	5/1/91

This will confirm our discussion during the negotiations in 1985 that under normal operations, the Company will ensure that our backhoe is being operated prior to the use of a contractor's backhoe.

The Company will make every effort to use the Company backhoe in jobs involving Roster 8 when it is not disruptive to its other operations.

Section 17.  	Assignment of Rental Service Work

Effective 5/1/85, employees in Roster 6, in the classifications of Gas/Electric Tester/Installer - 3rd Class and Meterman-Helper (Special) may be assigned service work on rentals for gas and electric hot water heaters and gas and electric dryers as part of the duties of the classifications. This does not affect the duties of employees in Roster 3 to also perform this function.

Section 18.  	Response to Overtime	5/1/87

Because of the nature of our business, and our need to provide 24-hour a day service to our customers, it is necessary that employees work a reasonable amount of overtime - planned and unplanned.

In departments where management determines there is no problem with response to overtime, local practices will continue. Where management determines there is an overtime response problem, a meeting between management and the union will be held.

Following this meeting, department practices may be replaced by the following policy:

1. The company will establish a call list that will record each instance when an employee does not respond to the call out. The concept of equalization of overtime may apply.

2. Employees shall furnish an acceptable means of off-hour contact by telephone.

3. Employees who do not respond to a call will be charged with an instance for lack of response (exception - employees who are out on authorized absences). Employees shall not be charged with more than one instance in a twenty-four hour period or on two consecutive days of relief.

4. The lack of response records of employees will be reviewed on at least a quarterly basis. Consideration will be given to the number of instances, the reasons for lack of response and the average response record of the employee in the department. If, as a result of this review, management considers that an employee's lack of response record is excessive, a formal meeting will be held with the employee (with Union representation) and the employee will receive formal warning.
    A continued unsatisfactory response record, reviewed on a monthly basis, will result in more severe disciplinary action.

Section 19.  	Overtime	5/1/87

The Company and the Union recognize that overtime is an inherent part of the business and employees are expected to work unless an exception is granted by the department manager.

In the event an employee is unable to work overtime, the employee must receive a waiver from the department manager or his designee. An employee will be required to work continuous overtime on jobs he was working during his regular work hours.

The employee working second shift will be required to continue working if overtime is required rather than the calling in of additional personnel. If an employee refuses to work overtime, the employee will be subject to normal disciplinary action.

An employee scheduled to work overtime and who does not report, or leaves early, will be subject to disciplinary action.

Section 20.     Attendance at Training Sessions      5/1/91

I. When training sessions are designated by the Company that require a temporary change in working hours, the following will prevail:

     A. The Company will provide seventy-two (72) hour advance notice of the training session to the employee(s) involved.

     B.  The provisions of Articles V, Pg. 4 and VII, Pg. 7 will not apply.

     C. The employee will be provided a noontime meal or reimbursement for a noon meal at the option of the Company.

     D. The Company will provide a vehicle for transportation to and from the training site if held outside the service territory.

     E. Compensation will be at a straight time rate of pay for eight (8) hours, including travel time and time and one-half for all other hours. The provisions of Article IX, Section 5 on page 10 will apply.

II. If training sessions are conducted that require the trainee to stay overnight, the following will prevail:

    A. The Company will provide seven (7) days advance notice to the employee.

    B. The provisions of Articles V on page 4 and VII on page 7 will not apply.

    C. The Company will provide for reimbursement of meals and arrange for lodging.

    D. The Company will arrange for transportation of the employee to and from the training site.

    E. The employee will be compensated at the straight-time rate of pay for eight (8) hours for each day of training. There will be no additional compensation for travel time over and above the straight eight (8) hours.

Section 21.  	Meter Reader - Car Washing	5/1/87

Effective 5/1/87, Meter Readers may wash their personal vehicles that are used for company business. They will be able to wash their vehicles between the hours of 7:30 a.m. and 5:00 p.m., but not during paid time.

Section 22.  	Training and Qualification	5/1/87

In Rosters 7 and 8, employees who wish to advance to a higher classification within the roster will be required to demonstrate their qualifications before advancement.

A Joint Subcommittee will be formed to review training needs and qualifications procedures.

Section 23.  	Meter Reading Department

The following practices shall apply to the Meter Reading Department:

  1. Routes will be assigned by the Supervisor and will be rotated on a regular basis.

  2. Employees will be entitled to a meal allowance when working overtime in accordance with Article IX, Section 5, Pg.10.

  3. All training assignments for new meter readers will be made by the supervisor.

  4.  Meter Readers starting time will be changed to 7:30 a.m.

  5. All routes should normally be completed by the Meter Reader before returning to the office. If the route requires overtime to read all meters, the Meter Reader must complete the assigned work before returning to the Company. Under unusual circumstances the matter of completing the route can be discussed by the employee with the Supervisor prior to the assignment.

  6. Overtime for "mark sensing" will no longer apply. A joint committee of union and management will review all routes regarding this issue.

Section 24.  	Electric Night Trouble Worker - Electric Turn-on's	5/1/89

The Night Trouble Worker in the Electric Transmission & Distribution Department will not be required to turn on more than two (2) electric turn-ons per night.

Section 25.  	Records and Billing Vacancy	5/1/89

In the event an opening occurs in the Records & Billing section, the Company will post a Consumer Aide position with the ultimate rate of Step 7.

Section 26.  Returning to Roster - With or Without Automatic Progression 5/1/91

The parties agree the Company will follow this agreement when awarding a job to an employee who is returning to a roster previously occupied by the employee.

Roster with Automatic Progression

In any roster that has automatic progression, if the senior eligible employee has previous time in the roster, the employee will be awarded the entry level position and the previously held classification on the same date. Exception:
If in the opinion of the department manager and training committee, the employee was not qualified to perform the higher class work, the employee would be awarded the higher class when the manager and training committee felt the employee was qualified to perform the work. Seniority would be on the basis of the job award.

Roster without Automatic Progression

In any roster that does not have automatic progression, if the senior eligible employee has previous time in the roster, the employee will be awarded the entry level position. The employee would be evaluated by the training committees established in the labor agreement or be tested in accordance with the provisions of the labor agreement before being awarded a higher classification in the roster. The employee could request being tested or evaluated at any of the classifications he or she previously held in the roster. Seniority would be on the basis of the job award.

Section 27.  	Service Department Alternate Trouble Worker	5/1/91

The Alternate Night Trouble Worker would be assigned to fill in on a temporary basis when the other Night Trouble Worker is not available for work on the 1-9 p.m., 4 p.m.- 12 midnight or Tuesday - Saturday shift due to sickness, accident, vacation, etc.

Examples:

  1. If one Trouble Worker takes a week's vacation on Tuesday-Saturday schedule, the other man will cover his normal 4 p.m.- 12 midnight, Monday-Friday shift plus work Saturday.

  2. If one Trouble Worker takes a week's vacation on Monday-Friday, 4 p.m.- 12 midnight schedule, the other Trouble Worker will work Monday-Friday 4 p.m.- 12 midnight at regular time and Saturday at time and one-half.

  3. If the Trouble Worker on the 4 p.m.- 12 midnight shift calls in sick, the 8 a.m.- 4 p.m. Trouble Worker will stay on and work 4 p.m.- 12 midnight on overtime. He would then be assigned to cover the 4 p.m.- 12 midnight shift only until the other Night Trouble Worker returns.

  4. Coverage on Thanksgiving, Christmas and New Years will be alternated between each man yearly.

  5. The Alternate Night Trouble Worker will be given first refusal for all overtime that is required by vacation, sickness or accident of the other Trouble Worker.

  6. When the Night Trouble Worker returns to work, "Alternate" will be notified not later than 4:00 p.m. on the last day prior to the Night Trouble Worker's return. "Alternate" will report on the next working day at normal hours. If the Company is not able to meet this time factor, the "Alternate" and the regular Night Trouble Worker will work together for the first night after the regular Night Trouble Worker returns to work.

        Example: Regular night Trouble Worker calls in sick on Tuesday and informs the Company that he or she will not report to work until Friday. The Alternate is notified and continues working until the end of the regular Trouble Worker's shift. The alternate then reports on Wednesday and Thursday at the start of the regular trouble worker's shift. If the regular Trouble Worker reports in on Thursday for his or her regular shift and the alternate was not notified by 4:00 p.m. on Wednesday to change back to his or her normal schedule, the alternate and regular Trouble Worker would work together on that shift.

Section 28.  	Progression - Roster 7 and Roster 8 (Underground)

Applies to all future and current employees in these rosters.

	Roster 7 Street Department
	Progression from Street Worker to Utility Worker A
                Street Worker to Utility Worker C        6 months
   		Utility Worker C to Utility Worker B	12 months
                Utility Worker B to Utility Worker A    15 months

	Roster 8 Underground Progression
	Progression from Cable Splicer Helper to Cable Splicer 1st Class
                Cable Splicer Helper to Cable Splicer 3rd Class 6 months Cable Splicer 3rd Class to Cable Splicer 2nd Class 12 months Cable Splicer 2nd Class to Cable Splicer 1st Class 15 months


        1.  If employee is qualified, may progress more quickly

        2.  All incumbents start with effective date of agreement

        3. If any employee does not qualify, he or she will be returned to classification previously held outside roster.

Section 29.	Temporary Assignments Outside the Company's Service Area

Work assignments outside the Company's service areas with utilities or an affiliate of Unitil Corporation will be on a voluntary basis.

The employee will be paid in accordance with the contract except when an emergency situation exist. Under emergency conditions, the employee will be paid in accordance with the Emergency Storm Premium.

The provision does not apply to assignments classed as non-working; for example, training, schools, meetings, etc.

ARTICLE XXVI
BENEFITS

Section 1.  	Coffee Breaks

Coffee breaks will be limited to fifteen (15) minutes, one in the morning and one in the afternoon.

The following mutually agreed upon interpretation will govern the application of the Coffee Breaks provision as it applies to Roster 7 and 8.

   (1) The morning coffee break may be taken by employees on a take out basis on their way to their first work assignment of the day, so long as the total amount of time taken for the break, including the purchase and drinking of the coffee, does not exceed a total of fifteen (15) minutes. This shall not apply when the employee's first work assignment of the day is an emergency or urgent in nature, nor shall employees drive away from their route for purposes of purchasing coffee.

   (2) The afternoon coffee break may be taken by employees on their route between jobs subject to the same limitations as set forth in
         Article IX, Section 4 (4) (B) 2 and Section 4 (4) (B) 4.

   (3) When employees are working on a job site during coffee break period, the following rules shall govern the taking of the break:

         (a) On emergency or urgent jobs on which an employee cannot be spared to leave, the employees may take their break on the job site without purchasing any coffee or the break may be deferred to allow for the purchase of coffee on a take out basis on route to the next job or on the way back to the Company at the end of the workday, subject to the same limitations as set forth I Article IX, Section 4 (4) (B) 2, and Section 4 (4) (B) 4.

         (b) If an employee can be spared from the job site, the employee will be allowed to drive to a nearby restaurant or store for purposes of purchasing coffee and bringing it back to the job site, subject to the same limitations as set forth in
              Article IX, Section 4 (4) (B) 3.

   (4) If during break time, employees are working at the Company facility where coffee is provided or can be made, employees will take their break at the facility.

Section 2.  	Thermos Bottles

Thermos bottles of coffee are available for line and street department employees to take with them in the morning.

Section 3.  	Damaged Clothing

The Company will repair or replace clothing damaged by acid, chemicals, or fire because of employment or by accidents involving the use of hydraulic equipment on the line trucks, or, at its discretion, reimburse the employee for the cost if it does not decide to repair or replace the damaged clothing. Holes caused by heat or delayed chemical reaction will be considered as included within the meaning of damaged clothing.

Section 4.  	Treatment of Meal Allowances	5/1/87

This is to confirm discussions during the negotiations in 1985 that all meal fees that are submitted by employees without a receipt from the restaurant will be treated as an allowance and so reflected in the employees' wages. Meal allowances will be processed through the payroll system and reflected in the employees' paychecks. Under no circumstances will meal allowances be processed through petty cash.

Section 5.  	Motor Vehicle Insurance	5/1/87

Employees who use their own motor vehicles on company business will be covered for the insurance deductibles in the event of an automobile accident as long as they are not cited for a serious motor vehicle violation.

Section 6.  	Reimbursement for Safety Shoes

The Company, with appropriate documentation, will reimburse employees the full cost up to $85.00 for the first pair, and one-half the cost, up to $42.50 for the second pair of safety shoes, up to two (2) pair per calendar year or the Company will reimburse the employee up to $127.50 for a single pair of safety shoes per calendar year.

Meter Readers will be reimbursed the full cost, up to $85.00 each, for two (2) pair of safety shoes per year and may use safety sneakers during regular business hours.

Section 7.	License Reimbursement

The Company will reimburse the cost of a valid motor vehicle and hoist engineer's license to those employees who are required to have such licenses as part of their job posting.

Employees will be required to submit a photostat copy of their license in order to receive reimbursement.

It will be the employee's responsibility to meet all requirements to maintain and retain their license or licenses.

The Company will provide training so that employees will be able to obtain a Class No. 2 license for vehicle operation, and employees in Roster 7, 8 and 15 will be able to obtain a Class No. 1 license, and thus, be able to qualify on this score where possession of such a license is a job requirement.

ARTICLE XXVII
BARGAINING UNIT WORK

Supervisors who are not covered by the Collective Bargaining Agreement will not normally perform bargaining unit work which employees, subject to such Agreement, are normally required to perform, except in the following circumstances: emergencies, training, demonstrations, testing, or trying out new equipment or methods; work incidental to supervisory duties; helpful or relieving a bargaining unit employee for short periods in cases of fatigue, strain, unusual condition or the like; occasions when non-performance of the bargaining unit work by the supervisor would result in hardship, inefficiency or unjustifiable cost to the Company; and occasional instances when a bargaining unit employee is not readily available. Nothing in the foregoing shall be interpreted to mean that a supervisor, other than in emergencies, may perform bargaining unit work outside of an employee's regularly scheduled hours which the employee would normally be called in to perform, such as 13 KV switching on Saturday or Sunday.

ARTICLE XXVIII
UNION BUSINESS

The Company will grant the employee who is the Union's Council
Representative one (1) day off without pay to attend the monthly Council meeting.

Days off on union business will be considered a workday without pay for the following people:

	a.)	President
	b.)	Vice President
	c.)	Secretary
	d.)	National Representative
	e.)	Grievance Committee Representative

ARTICLE XXIX
Unitil RETIREE TRUST

Employees are eligible to join the Unitil Retiree Trust upon retirement from the Company.

ARTICLE XXX
SAFETY          5/1/87

1. The Company and the Union agree that safety is a matter of highest importance and will cooperate in an effort to enforce the safety rules contained in the safety manual.

2. The Union will select five (5) representatives, one (1) each from the following areas: (Electric Overhead; Street; Production; Meter & Service and Office) to serve on the Safety Committee for a minimum of one (1) year. The membership will be rotated to ensure that all employees have the opportunity to participate on the committee.

3. The Company will provide a safety manual to each employee. The manual will be reviewed with the employee and any questions clarified. The employee will be expected to comply with the safety manual and violations will be enforced through the disciplinary process, up to and including termination.

4. All revisions to the Safety Manual will be sent to the Local President prior to implementation for review and discussion.


ARTICLE XXXI
NO DISCRIMINATION

There will be no unlawful discrimination by the Company or the Union on account of race, color, religion, sex, age or national origin.

Whenever used in this Contract, a masculine pronoun shall be deemed to include the masculine and feminine gender.

ARTICLE XXXII
DURATION AND TERMINATION

This agreement shall be effective as of May 1, 1997 except where the effective date of any provision thereof is otherwise specifically provided and shall be binding upon the parties hereto and upon all employees who are subject to its provisions, and it shall remain in full force and effect through April 30, 1998.

ARTICLE XXXIII
SUCCESSORS

This agreement shall bind and inure to the benefit of the parties hereto and their respective successors and assigns; and the words "Company" and "Brotherhood", respectively, shall be construed to include their respective successors and assigns.

	IN TESTIMONY WHEREOF the parties hereto have caused these presents to be executed by their respective officers, thereunto duly authorized, this 3rd day of June 1997

            FITCHBURG GAS AND ELECTRIC LIGHT COMPANY

            By   __________________________________________________________
                 M. Mitchell Bodnarchuk, Vice President and General Manager


           THE BROTHERHOOD UTILITY WORKERS OF
           NEW ENGLAND, INCORPORATED, LOCAL NO. 340

            By   _________________________________________________
                                President, Local 340

                 _________________________________________________
                                Secretary, Local 340


           THE BROTHERHOOD OF UTILITY WORKERS OF
           NEW ENGLAND, INCORPORATED

 By   _____________________________________________
      George P. Fogarty, National Representative



1997 Agreement

All the terms and provisions of the existing collective bargaining agreement will remain in effect for the term of the contract.

  1.  Term of the contract will be one year from May 1, 1997 to April 30, 1998.

  2. During the one year term of the contract, the Union will not arbitrate issues relating to the Penny Neault letter dated May 1, 1994, or the outside contractor language, Article 24.

  3. In the event of a system emergency, every effort will be made to use Local 340 members.

  4. If positions in the Company become vacant as a result of attrition, the Company may fill the positions.

  5.  The Company may fill vacancies in the Line and Street Departments.

  6. A 3% Wage Increase, effective April 20, 1997 and paid retroactively upon ratification of this agreement by the Brotherhood of Utility Workers of New England, Local 340.

  7. The April 15, 1992 Agreement relating to Meter Reading is no longer in effect, however, the Company and Union agree to negotiate a new agreement.

  8. The Company reiterates its position that we have no current plans to furlough any regular employee during the term of the present contract.

The above is agreed to and subject to ratification by the Brotherhood of Utility Workers of New England, Local 340.




     ______________________________________       _________
       Union                                      Date


     ______________________________________       ___________________
       Company                                    Date




INDEX


A

Allowance
  Meal, 10, 12, 51
  Meal Periods, 9
  Meter Reader Car, 58
  Meter Reader Meal, 47, 58
  Travel-Gas Production, 44
Arbitration, 21
Assignment
  Alternate Emergency Nightman, 34
  Bucket Trucks, 35
  Hot Stick, 38
  Inclement Weather, 39
  Outside Service Area, 49
  Rental Service Work, 45
  Rotation, 65
  Supervisors, 66
  Temporary, 6, 7, 15
Attendance
  Training Sessions, 46


B

Backhoe
  Use of, 44
Bargaining Unit Work
  Supervisors, 51
Benefits
  401(k) Plan, 31
  Group Insurance, 30
Birthday Holiday, 6
Breaks
  Coffee, 49
Bulletin Boards, 33


C

Call In
  Vacation, 73
Call Out
  Emergency, 64
Car Insurance, 51
Car Washing
  Meter Readers, 46
Clerical Pay Plan, 59
  Adjustment, 59
Clothing, Damaged, 50
Coffee Breaks, 49
Company Policies, 65, 66
Contractors, 33, 34
Corner-mount, Digger, 35
Council Union Leave, 52
Cross-rostering, 7
Customer Service
  Hours of Work, 8
  Supervisory Assignment, 66
  Uniforms, 68


D

Damage to Clothing, 50
Days of Relief
  Consecutive, 72
  Double Time - Second Day, 62
Definition
  Employees, 1
Dental Insurance, 70
Digger-Corner Mount, 35
Disability Payment Plan, 27, 28, 29, 30
  Amount, 28
  Eligibility, 28
  Lump Sum Settlement, 29
  Pay-When-Work, 30
Disability Retrogression, 25, 26, 27
  Adjusted Pay Rate, 25, 26, 27
Discharge, 20
Discipline, 20
Discrimination, 53
Distribution, Gas, 37
Driver's License
  Class 1, 51
  Loss, 37
  Reimbursement, 51
Duration
  Labor Agreement, 53


E

Educational Assistance, 65
Electric Distribution
Electric Turn-ons, 47
  Inclement Weather, 39, 40
Emergency
  Call Out, 64
  Storm Premium, 5, 6
Emergency Nightman, 34
  Christmas, 7
Electric Turn-ons, 47
Employee
  Part-time - Definition of, 1
  Regular - Definition of, 1
  Temporary - Definition of, 1
Equipment
  Furnished, 43
Exams
  Medical, 40, 41, 42
  Roster 7, 44


F

Furlough Employees, 73


G

Gas Distribution
  Crew Complement, 37
  Inclement Weather, 40
Gas Production
  Assignment, 43
  Off  Season Assignments, 44
  Progression, 44
  Travel Allowance, 44
Gassing Vehicles, 44
Gloves, Work, 43
Grievances, 20, 21, 22
Group Insurance, 30, 31


H

Health Insurance, 30, 31, 69
  Cost, 31
  Retirees, 70
  Surviving Spouse, 69
Holidays, 6
  Birthday, 6
  During Vacation Period, 13
  Listing of, 6
  Saturday, 6
  Work on, 7
Hot Stick, 37, 38
Hours of Work, 7
  Customer Service, 8
  Janitor, 8
  Service Department, 8


I

Illness
  Disability Payment, 27
  Disability Retrogression, 25
  Sickness & Accident, Policy, 67
Inclement Weather, 39
Insurance
  Dental, 70
  Health, 69
  Life, 69
  Lump Sum Settlement, 29
  Motor Vehicle, 51


J

Janitor
  Hours of Work, 8
Jury Duty, 32


L

Leaves of Absence
  Death in Family, 31
  Jury Duty, 32
  Military Training, 32
Life Insurance, 69
Loss of Driver's License, 37


M

Meal
  Allowance, 10, 51
  Period, 9
Medical
  Exams, 40, 42
  Insurance, 69
Membership
  Union, 2
Meter Readers
  Car Washing, 46
  Safety Sneakers, 51
  Uniforms, 68
  Work Practices, 47
Military Leave, 19
  Reserve Duty, 32
Motor Vehicles
  Insurance, 51


O

Off-Hour Coverage, 63
Overtime, 4
  Equalization Schedule, 5
  Minimum, 4
  Planned, 4
  Policy, 45, 46
  Response to, 45


P

Pay-As-You-Work, 30
Pay Day, 65
Payroll Deductions
  Sickness & Accident, 67
  Union Dues, 22
Pension, 22, 23, 24, 25
Posting
  Bulletin Boards, 33
  Vacancies, 17
Premium
  Emergency Storm, 5, 6
  Gas Plants, 59
  Jackhammer, 58
  Splicing in Air, 58
  Sunday, 62
Probationary, 16
Progression
  Chart, 74
  Returning to Rosters, 47
  Roster 1, 55
  Roster 2 and 10, 59
  Roster 3, 56
  Roster 5, 56
  Roster 7, 49
  Roster 8, 49


Q

Qualification
  Rosters 7 and 8, 47, 49


R

Reduction in Forces, 16, 18, 19
Reimbursement
  Driver's License, 51
  Hoist Engineer's License, 51
  Safety Shoes, 51
Reserve Duty, 32
Rest Period, 61, 62
Retiree Trust, 52
Retirement
  Health Insurance, 70
  Life Insurance, 69
  Pension, 22, 23, 24, 25
Retrogression, 25


S

Safety, 52
Safety Shoes, 51
  Company Reimbursement, 51
  Employee Purchases, 51
  Sneakers, 51
Saturday
  Holiday, 6
Schedule of Wages
  Roster   1, 55
  Roster   2, 55, 59
  Roster   3, 55, 56
  Roster   5, 56
  Roster   6, 56
  Roster   7, 56, 57
  Roster   8, 57
  Roster   9, 58
  Roster 10, 58, 59
  Roster 11, 58
  Roster 12, 58
  Roster 13, 58
  Roster 15, 58
  Roster 16, 59
  Roster 19, 59
  Roster 20, 59
Scheduling
  Vacations, 13
Second Day of Relief, 62, 63
Seniority
  Definition, 15
  Department Transfers, 17
  Furloughed Employees, 17
  Leave of Absence, 19
  Posting, 17
  Probationary, 16
  Reduction in Forces, 15
  Vacancies, 16
Shift Differential, 62
Sickness and Accident Policy, 67
Snow Plowing, 42
Storm Premium, Emergency, 5, 62
Successors Clause, 53
Sunday Premiums, 62
Supervisory Assignment, 66
Surviving Spouse
  Health Insurance, 69
  Pension, 24
Suspension, 20


T

Telephone Reimbursement, 65
Temporary Assignment, 7
Thermos Bottles, 50
Time Off, 30
Tools and Equipment, 43
Training
  Attendance at Sessions, 46
  Rosters 7 and 8, 47
Tuition Refund, 65
Turn Ons
  Electric, 47


U

Uniforms
  Customer Services, 68
  Electric Distribution, 68
  Gas Distribution, 68
  Meter Readers, 68
Union Dues
  Payroll Deduction, 22
Upgrading
  Line and Street Departments, 44
  To Supervisor, 66


V

Vacancies, 17
Vacations, 12, 13, 14
  Entitlement, Follow Pers. or Med. Lv, 14
  Holiday, 13
  Illness, 14
  Scheduling, 12, 14
Vehicles
  Fueling, 44


W

Wages. See  (see Schedule of Wages)
  Job Award Increases, 3
  New Employees, 3
  Reduction in Forces, 18
Wash-up Time, 43
Work Gloves, 43
Work Practices
  Meter Readers, 47







Exhibit 11.1


UNITIL CORPORATION

Computation in Support of Earnings per Share



                                           Year Ended December 31,
                                          1997        1996        1995
                (000's Omitted)
BASIC EARNINGS PER SHARE
Net Income                               $8,235      $8,729      $8,369
     Less: Dividend Requirements
           on Preferred Stock               276         278         284
Net Income Applicable to Common Stock    $7,959      $8,451      $8,085

Average Number of Common Shares
   Outstanding                            4,413       4,354       4,299

Basic Earnings per Average
Common Share Outstanding                  $1.80       $1.94       $1.88


DILUTED EARNINGS PER SHARE
Net Income                               $8,235      $8,729      $8,369
     Less: Dividend Requirements
           on Preferred Stock               276         278         284
Net Income Applicable to Common Stock    $7,959      $8,451      $8,085

Average Number of Common Shares
     Outstanding plus
     Assumed Options converted*           4,520       4,461       4,371

Diluted Earnings per Average
Common Share Outstanding                  $1.76       $1.89       $1.85


* Assumes all options were converted to common shares per SFAS 128.


Exhibit 12.1

UNITIL CORPORATION

Computation in Support of Ratio of Earnings to Fixed Charges
                                      Year Ended December 31,
                                 1997     1996     1995     1994     1993
                                       (000's Omitted Except Ratio)

Earnings:
Net Income, per Consolidated
   Statements of Earnings       $8,235   $8,729   $8,369    $8,038   $7,600
Federal Income Tax               3,025    3,699    3,924     3,480    3,627
Deferred Federal Income Tax        573      321     (298)     (186)    (179)
State Income Tax                   682      688      690       610      610
Deferred State Income Tax           87      137      (16)       72     (154)
Amortization of Tax Credit        (172)    (194)    (202)     (211)    (217)
Interest on Long-term Debt       5,242    5,142    5,193     4,825    5,692
Amortization of Debt
  Discount and Expense              60       57       72        64      119
Rents (annual interest
       component)                  667      595      572       561      592
Other Interest                   1,889    1,049      799       909      713
        Total                  $20,288  $20,223  $19,103   $18,162  $18,403

Fixed Charges:
Interest on Long-term Debt      $5,242   $5,142   $5,193    $4,825   $5,692
Amortization of Debt
  Discount and Expense              60       57       72        64      119
Rents (annual interest
       component)                  595      595      572       561      592
Other Interest                   1,889    1,049      799       909      713
        Total                   $7,786   $6,843   $6,636    $6,359   $7,116

Ratio of Earnings to
    Fixed Charges                 2.61     2.96     2.88      2.86     2.59



Exhibit 21.1


Subsidiaries of Registrant

        The Company or the registrant has seven wholly-owned subsidiaries, six of which are corporations organized under the laws of The State of New
Hampshire: Concord Electric Company, Exeter & Hampton Electric Company, Unitil Power Corp., Unitil Realty Corp., Unitil Resources, Inc., and Unitil Service Corp. The seventh, Fitchburg Gas and Electric Light Company, is organized under the laws of The State of Massachusetts.

                                                            March 19, 1998

Exhibit 27