Form 10-Q
period 1998-03-31
UNITIL CORP
filed 1998-05-15
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1998


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

    Class                                 Outstanding at  May 1, 1998
    Common Stock, No par value            4,491,919 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information                                   Page No.


Consolidated Statements of Earnings - Three
        Months Ended March 31, 1998 and 1997                      3

Consolidated Balance Sheets, March 31, 1998,
        March 31, 1997 and December 31, 1997                      4-5

Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 1998 and 1997                             6

Notes to Consolidated Financial Statements                        7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                        9-12

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                  13

Part II.  Other Information                                       14


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended March 31,
                                                  1998            1997
Operating Revenues:
   Electric                                      $37,659         $38,058
   Gas                                             6,326           7,266
   Other                                               8               8
     Total Operating Revenues                     43,993          45,332

Operating Expenses:
   Fuel and Purchased Power                       25,142          25,472
   Gas Purchased for Resale                        3,595           4,366
   Operating and Maintenance                       5,630           5,647
   Depreciation                                    1,923           1,902
   Amort. of Cost of Abandoned Properties            407             401
   Provisions for Taxes:
     Local Property and Other                      1,407           1,371
     Federal and State Income                      1,370           1,558
       Total Operating Expenses                   39,474          40,717
Operating Income                                   4,519           4,615
   Non-Operating Expense                              44               6
Income Before Interest Expense                     4,475           4,609
   Interest Expense, Net                           1,853           1,695
Net Income                                         2,622           2,914
   Less Dividends on Preferred Stock                  69              69
Net Income Applicable to Common Stock             $2,553          $2,845

Average Common Shares Outstanding              4,478,334       4,389,566

Basic Earnings Per Share                           $0.57           $0.65

Diluted Earnings Per Share                         $0.56           $0.64

Dividends Declared per Share
   of Common Stock (Note 1)                        $0.68           $0.67







(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

                                        (UNAUDITED)             (AUDITED)
                                          March 31,             December 31,
                                       1998         1997             1997
ASSETS:

Utility Plant:
  Electric                           $168,631     $160,109          $166,636
  Gas                                  30,686       28,887            30,473
  Common                               19,757       18,641            19,689
  Construction Work in Progress         3,052        2,376             2,677
    Utility Plant                     222,126      210,013           219,475
    Less:  Accum. Depreciation         69,915       65,518            68,360
       Net Utility Plant              152,211      144,495           151,115

Other Property & Investments               42           42                42




Current Assets:
  Cash                                  3,252        3,270             2,337
  Accounts Receivable - Less
   Allow. for Doubtful Accounts
   of $669, $697 and $653              17,600       17,705            16,890
  Materials and Supplies                2,043        1,819             2,663
  Prepayments                             763          773               434
  Accrued Revenue                       2,905        6,436             6,796
      Total Current Assets             26,563       30,003            29,120



Deferred Assets:
  Debt Issuance Costs                     903          815               918
  Cost of Abandoned Properties         23,446       25,031            23,885
  Prepaid Pension Costs                 8,240        7,526             8,120
  Other Deferred Assets                24,832       23,900            24,777
      Total Deferred Assets            57,421       57,272            57,700

TOTAL                                $236,237     $231,812          $237,977





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

                                         (UNAUDITED)             (AUDITED)
                                          March 31,             December 31,
                                       1998         1997             1997
CAPITALIZATION AND LIABILITIES:

Capitalization:

  Common Stock Equity                  $71,720     $69,704           $71,644
  Preferred Stock,
   Non-Redeemable, Non-Cumulative          225         225               225
  Preferred Stock,
   Redeemable, Cumulative                3,655       3,666             3,666
  Long-Term Debt,
   Less Current Portion                 60,771      57,900            63,896
      Total Capitalization             136,371     131,495           139,431

Capitalized Leases,
  Less Current Portion                   4,136       4,449             4,733

Current Liabilities:
  Long-Term Debt, Current Portion        4,537       4,272             4,470
  Capitalized Leases, Current Portion    1,227         903               883
  Accounts Payable                      15,865      14,858            14,734
  Short-Term Debt                       15,300      17,550            18,000
  Dividends Declared and Payable         1,784         197               212
  Refundable Customer Deposits           1,744       1,644             2,187
  Taxes Payable (Refundable)             1,270       1,937              (554)
  Interest Payable                       1,203       1,427             1,087
  Other Current Liabilities              3,018       2,532             2,635
      Total Current Liabilities         45,948      45,320            43,654

Deferred Liabilities:
  Investment Tax Credits                 1,384       1,566             1,437
  Other Deferred Liabilities             7,655       8,442             7,864
    Total Deferred Liabilities           9,039      10,008             9,301

Deferred Income Taxes                   40,743      40,540            40,858

TOTAL                                 $236,237    $231,812          $237,977


(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (000's)
(UNAUDITED)

                                                Three Months Ended March 31,
                                                     1998             1997
Cash Flows from Operating Activities:
  Net Income                                        $2,622            $2,914
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
     Depreciation and Amortization                   2,324             2,303
     Deferred Taxes Provided                            99                (9)
     Amortization of Investment Tax Credit             (53)              (43)
     Amortization for Debt Issuance Costs               16                14
     Provision of Doubtful Accounts                    189               222
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                              (900)           (1,544)
     Materials and Supplies                            620               660
     Prepayments and Prepaid Pension                  (449)             (470)
     Accrued Revenue                                 3,891             2,423
   Increase (Decrease) in:
     Accounts Payable                                1,131              (245)
     Refundable Customer Deposits                     (443)               58
     Taxes and Interest Payable                      1,939             2,028
     Other, Net                                       (188)              140
       Net Cash Provided by
       Operating Activities                         10,798             8,451
Cash Flows from Investing Activities:
     Acquisition of Property, Plant and Equipment   (2,958)           (2,571)
           Net Cash Used in Investing Activities    (2,958)           (2,571)
Cash Flows from Financing Activities:
     Net Decrease in Short-Term Debt                (2,700)           (3,850)
     Repayment of Long-Term Debt                    (3,057)              (39)
     Dividends Paid                                 (1,548)           (1,531)
     Issuance of Common Stock                          644               229
     Retirement of Preferred Stock                     (11)
     Repayment of Capital Lease Obligations           (253)             (322)
          Net Cash Used in Financing Activities     (6,925)           (5,513)
Net Increase in Cash                                   915               367
Cash at Beginning of Year                            2,337             2,903
Cash at March 31,                                   $3,252            $3,270



Supplemental Cash Flow Information:
    Interest Paid                                   $1,773            $1,849
    Federal Income Taxes Paid                          ---               ---

(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Dividends Declared Per Share:

	Two regular quarterly common stock dividends were declared during the first quarter of 1998 and 1997.

Common Stock Dividend:

	On March 5, 1998, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.34 per share which is payable on May 15, 1998 to shareholders of record as of May 1, 1998.

	On January 20, 1998, the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate is $0.34 per share and was payable February 13, 1998 to shareholders of record as of January 30, 1998.

Note 2.

Common Stock:

	During the first quarter of 1998, the Company sold 9,849 shares of Common Stock, at an average price of $25.32 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $249,412 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

	Details on preferred stock at March 31, 1998, March 31, 1997 and December 31, 1997 are shown below (000's):

                                          March 31,             December 31,
                                       1998         1997             1997
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                    $225        $225              $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                           215         215               215
    5% Dividend Series                      91          91                91
    6% Dividend Series                     168         168               168
    8.75% Dividend Series                  333         344               344
    8.25% Dividend Series                  406         406               406
    5.125% Dividend Series               1,035       1,035             1,035
    8% Dividend Series                   1,407       1,407             1,407
     Total Redeemable Preferred Stock    3,655       3,666             3,666
         Total Preferred Stock          $3,880      $3,891            $3,891

Note 4.

Long-term Debt:

	Details on long-term debt at March 31, 1998, March 31, 1997 and December 31, 1997 are shown below (000's):

                                               March 31,        December 31,
                                            1998        1997           1997

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due Jan. 15, 1998          ---      $1,520          $1,520
Series H, 9.43%, due Sept. 1, 2003         5,200       5,850           5,200
Series I, 8.49%, due Oct. 14, 2024         6,000       6,000           6,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due Jan. 15, 1998          ---         497             498
Series H, 8.50%, due Dec. 15, 2002           700         805             700
Series J, 9.43%, due Sept. 1, 2003         4,000       4,500           4,000
Series K, 8.49%, due Oct. 14, 2024         9,000       9,000           9,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due Mar. 31, 2004             14,000      15,000          15,000
6.75% Notes due Nov. 30, 2023             19,000      19,000          19,000

Unitil Realty Corporation:
  Senior Secured Notes:
8.00% Notes due Aug. 1, 2017               7,408         ---           7,448

Total                                     65,308      62,172          68,366
Less: Installments due within one year     4,537       4,272           4,470

Total Long-term Debt                     $60,771     $57,900         $63,896


Note 5.

	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1998 and 1997; and results of operations for the three months ended March 31, 1998 and 1997; and consolidated statements of cash flows for the three months ended March 31, 1998 and 1997. Reclassifications are made periodically to amounts previously reported to conform with current year presentation.

	The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.



UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


	EARNINGS

Basic earnings per average common share were $0.57 for the first quarter of 1998, versus $0.65 for the first quarter of 1997. This decrease of $0.08 per share, or 12%, primarily reflects lower electric and gas revenues billed following the warmest winter on record. The change also reflects the effects of deregulation and restructuring of the electric utility industry in Massachusetts, and higher interest expenses.

The weather in the first quarter, as measured by heating degree days, was 16% warmer than normal and 7% warmer than last year. In Unitil's service territories, temperatures were at the highest level, ever, in the 103 years such data has been kept. As a result, kilowatt hour sales were relatively flat and gas firm therm sales, (most sensitive to weather) declined 4.7%. Revenues were also down because of lower peak billing demands for electricity during the milder winter.

On March 1, 1998, customers of Unitil's Massachusetts electric utility, Fitchburg Gas and Electric Light Company (FG&E), gained the right to choose their electric power supplier. At the same time, they also received a 10% retail rate discount under a statewide legislated mandate. (See RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY discussion below.)

Interest expense was higher for the quarter, due to increased borrowings and higher interest rates than the same period last year.

                                          Three Months Ended
                                       3/31/98     3/31/97           % Change

  Electric Sales and Revenue:

  Total KWH Sales                      391,987     388,988             0.8 %

  Distribution Revenue                 $11,717    $12,553             (6.7)%
  Energy Sales Revenue                  25 942     25,505              1.7 %
   Total Electric Revenue              $37,659    $38,058             (1.0)%

  Gas Sales and Revenue:

  Total Firm Therm Sales                $9,776    $10,255             (4.7)%

  Distribution Revenue                  $2,667     $2,833             (5.9)%
  Energy Sales Revenue                   3,659      4,433            (17.5)%
   Total Gas Revenue                    $6,326     $7,266            (12.9)%

  Other Revenue                              8          8             (0.0)%

  Total Revenue                        $43,993    $45,332             (3.0)%


Total Operating Revenues for the Unitil System of companies decreased 3% to $44.0 million in the first quarter of 1998 from $45.3 million in the first quarter of 1997, as shown in the table on this page. Electric Distribution Revenues declined during the quarter by 6.7% to $11.7 million from $12.5 million in the first quarter of 1997. Electric and Gas Distribution Revenues are operating revenues which the Company realizes for the distribution and delivery of electricity and gas to its customers across the local distribution system. These types of revenues have a direct impact on net income.

Electric Energy Sales Revenues are operating revenues which are collected from customers as separate components of their monthly bill, and do not affect net income, as they normally mirror costs related to energy supply. As of March 1, 1998, the Company's Massachusetts customers now have a choice to secure their energy supply from competitive suppliers or to continue receiving energy services from the Company through standard offer and default services. Unitil expects revenues for the balance of 1998 to be negatively impacted by the effects of industry restructuring in Massachusetts.

Gas Distribution Revenues declined 5.9% for the quarter, to $2.7 million compared to $2.8 million in the same period last year. The decline reflects the lower consumption of energy during the warmer heating season. Gas Energy Sales Revenues are revenues collected under the Company's cost-of-gas adjustment mechanism, and do not affect net income.

RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY

	Regulatory activity in both New Hampshire and Massachusetts continues to focus on deregulating the retail sale of electric energy. March 1, 1998 was the "Retail Access Date" or the beginning of competition in Massachusetts, while New Hampshire's "Choice Date" slipped past the proposed January 1, 1998, and probably will not make the legislature's mandated July 1, 1998. Both states' restructuring efforts have focused on allowing customers to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution systems at regulated rates.

Massachusetts

	On December 31, 1997, FG&E filed its restructuring plan (the "Plan") with the Massachusetts Department of Telecommunications and Energy (MDTE) as required by the Massachusetts restructuring law enacted in November, 1997.
The Plan provides customers with: a) choice of energy supplier; b) an optional transition energy service provided by FG&E at regulated rates for up to seven years; and c) a 10% price decrease. The MDTE conditionally approved the Plan for effect on March 1, 1998, and set a procedural schedule that, following evidentiary hearings, should result in final approval of the Plan by the MDTE in June, 1998. In the Plan, FG&E has proposed to divest of owned and leased generation units and its portfolio of purchased power contracts by year end 1998. Also under the Plan, to the extent that the divestiture fails to recoup the full cost of electric supply resources, the Company will be afforded full recovery of any shortfall through non-bypassable retail access charges.

	When the Company receives a Final Order from the DTE on its Plan, the Company will be able to determine, in sufficient detail, the impact of deregulation on the generation portion of FG&E's business. At that point, the Company will be able to measure the effect of the Final Order on the generation portion of its business that will no longer be regulated and on the distribution portion of its business that will remain regulated. As a result, the Company may be required to stop applying the provisions of Statement of Financial Accouning Standards 71, "Accounting for the Effects of Certain Types of Regulation," to a portion of its business. Upon receiving the Final Order, the Company will review the measurement and recording of Regulatory Assets and Liabilities arising from the Final Order. Based upon settlements already reached between other Electric Utilities and the DTE in Massachusetts, the Company believes it will recover its generation investments and the above market portion of its power contract commitments through regulated cash flows to be realized from the distribution portion of FG&E's business.





New Hampshire

	On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), Unitil's New Hampshire based retail distribution utilities, to recover 100% of costs which will be "stranded" due to this restructuring, but also took positions undermining the legal basis for such recovery in the future. Northeast Utilities' affiliate, Public Service Company of New Hampshire, appealed the decision in Federal Court, which issued a temporary restraining order. In June 1997, Unitil was admitted as a Plaintiff Intervenor in this proceeding. On March 20, 1998, the NHPUC issued Order No. 22,875 affirming in part and modifying in part its February 29, 1997 Final Plan. The new NHPUC order required CECo, E&H and all other New Hampshire electric utilities except the Public Service Company of New Hampshire to submit a compliance filing by May 1, 1998. CECo and E&H submitted a response to the NHPUC's March 20 order on May 1 which included: a) unbundled delivery service rates; b) plans to implement the NHPUC affiliate rules when promulgated, miti gate stranded costs, implement low-income customer policies, meet the energy needs of special contract customers and implement data transfers electronically with suppliers; c) proposed tariffs for delivery services; and d) proposed terms and conditions for interfacing with competitive suppliers. Unitil continues to participate actively in all proceedings and in NHPUC-established working groups which will define the details of the transition to competition and customer choice. However, it now appears that competition will be delayed beyond the original legislative timetable of July 1, 1998.

	The Company continues to work towards a comprehensive settlement of all
restructuring issues for Unitil.   In February, a Preliminary Agreement
outlining the basic elements of such a settlement was executed with several parties, and discussions are continuing.

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

	In March 1998, NU announced that Millstone 3 has been designated as the lead unit in the recovery process for the Millstone units, and plans to have the unit ready for restart in the second quarter of 1998, and back on line in the third quarter of 1998. During the period that Millstone 3 is out of service, FG&E will continue to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E will also incur costs to
replace the power that was expected to be generated by the unit.   During the
outage, FG&E has been incurring approximately $35,000 per month in replacement power costs, and has been recovering these costs through its fuel adjustment clause, which will be subject to review and approval by the MDTE. In August 1997, FG&E, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown and the associated costs. The arbitration and legal cases are actively proceeding.

	CAPITAL REQUIREMENTS

	Capital expenditures for the three months ended March 31, 1998 were approximately $3.0 million. This compares to $2.6 million during the same period last year. Capital expenditures for the year 1998 are estimated to be approximately $15.0 million as compared to $13.9 million for 1997. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

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




PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)



 BASIC                                    Three Months Ended March 31,
EARNINGS PER SHARE                            1998            1997

Net Income                                    2,622          $2,914
Less: Dividend Requirement
     on Preferred Stock                          69              69
Net Income Applicable
    to Common Stock                          $2,553          $2,845

Average Number of Common
    Shares Outstanding                        4,478           4,390

Basic Earnings Per Common Share               $0.57           $0.65





 DILUTED                                  Three Months Ended March 31,
EARNINGS PER SHARE                            1998            1997

Net Income                                   $2,622          $2,914
Less: Dividend Requirement
     on Preferred Stock                          69              69
Net Income Applicable
    to Common Stock                          $2,553          $2,845

Average Number of Common
    Shares Outstanding                        4,590           4,498

Diluted Earnings Per Common Share             $0.56           $0.64


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share       Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended March 31, 1998, the Company did not file any reports on Form 8-K.













SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       UNITIL CORPORATION
                                                         (Registrant)




Date:  May 14, 1998   			         /s/   Anthony Baratta
                                                       Anthony Baratta
                                                       Chief Financial Officer



Date:  May 14, 1998                              /s/   Mark H. Collin
                                                       Mark H. Collin
                                                       Treasurer