Form 10-Q
period 1998-06-30
UNITIL CORP
filed 1998-08-14
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1998


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


 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                  Outstanding at  August 1, 1998
Common Stock, No par value             4,503,420  Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information                                  Page No.


Consolidated Statements of Earnings - Three and Six
        Months Ended June 30, 1998 and 1997                         3

Consolidated Balance Sheets, June 30, 1998,
        June 30, 1997 and December 31, 1997                       4-5

Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1998 and 1997                                6

Notes to Consolidated Financial Statements                        7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                       9-12

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                   13

Part II.  Other Information                                        14


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                                     1998     1997       1998         1997
Operating Revenues:
 Electric                          $38,200   $36,899    $75,859     $74,958
 Gas                                 3,335     3,702      9,661      10,968
 Other                                   7        13         15          21
  Total Operating Revenues          41,542    40,614     85,535      85,947
Operating Expenses:
 Fuel and Purchased Power           25,645    24,644     50,787      50,116
 Gas Purchased for Resale            2,044     2,228      5,639       6,594
 Operating and Maintenance           6,124     5,901     11,754      11,548
 Depreciation                        2,571     2,223      4,901       4,526
 Provisions for Taxes:
   Local Property and Other          1,430     1,353      2,837       2,724
   Federal and State Income            519       834      1,889       2,392
      Total Operating Expenses      38,333    37,183     77,807      77,900
Operating Income                     3,209     3,431      7,728       8,047
    Non-Operating Expense (Income)      27        11         71          17
Income Before Interest Expense       3,182     3,420      7,657       8,030
   Interest Expense, Net             1,704     1,765      3,557       3,460
Net Income                           1,478     1,655      4,100       4,570
   Less Dividends on Preferred Stock    69        69        138         138
Net Income Applicable to
    Common Stock                    $1,409    $1,586     $3,962      $4,432

Average Common Shares
Outstanding                      4,496,758 4,404,558  4,487,546   4,397,062

Basic Earnings Per Share             $0.31     $0.36      $0.88       $1.01

Diluted Earnings Per Share           $0.30     $0.35      $0.86       $0.98

Dividends Declared Per Share
   of Common Stock (Note 1)          $0.34    $0.335      $1.02      $1.005







(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000'S)


                                     (UNAUDITED)              (AUDITED)
                                       June 30,              December 31,
                                   1998         1997             1997
ASSETS:

Utility Plant:
  Electric                      $170,583      $161,688         $166,636
  Gas                             30,942        29,135           30,473
  Common                          20,003        19,220           19,689
  Construction Work in Progress    3,570         2,902            2,677
Total Utility Plant              225,098       212,945          219,475
 Less:  Accumulated Depreciation  71,345        66,827           68,360
Net Utility Plant                153,753       146,118          151,115

Other Property & Investments          42            42               42




Current  Assets:
  Cash                             3,415         2,752            2,337
  Accounts Receivable -
       Less Allowance for
       Doubtful Accounts of
       $682, $721 and $653        15,363        15,694           16,890
  Materials and Supplies           2,695         2,278            2,663
  Prepayments                        648           703              434
  Accrued Revenue                  4,257         6,172            6,796
      Total Current Assets        26,378        27,599           29,120



Deferred Assets:
  Debt Issuance Costs                886           800              918
  Cost of Abandoned Properties    23,054        24,676           23,885
  Prepaid Pension Costs            8,363         7,731            8,120
  Other Deferred Assets           25,526        24,365           24,777
      Total Deferred Assets       57,829        57,572           57,700

TOTAL                           $238,002      $231,331         $237,977





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)



                                       UNAUDITED)              (AUDITED)
                                         June 30,             December 31,
                                    1998          1997            1997
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity               $71,881        $68,756        $71,644
Preferred Stock,
   Non-Redeemable, Non-Cumulative     225            225            225
Preferred Stock,  Redeemable,
   Cumulative                       3,618          3,666          3,666
Long-Term Debt,
   Less Current Portion            60,729         65,400         63,896
      Total Capitalization        136,453        138,047        139,431

Capitalized Leases,
   Less Current Portion             4,418          4,492          4,733

Current Liabilities:
  Long-Term Debt,
      Current Portion               4,539          4,273          4,470
  Capitalized Leases,
      Current Portion               1,054            923            883
  Accounts Payable                 15,713         16,091         14,734
  Short-Term Debt                  18,000          9,625         18,000
  Dividends Declared and Payable    1,752          1,673            212
  Refundable Customer Deposits      1,556          2,474          2,187
  Taxes (Refundable) Payable          (73)          (132)          (554)
  Interest Payable                  1,030          1,086          1,087
  Other Current Liabilities         3,132          2,566          2,635
      Total Current Liabilities    46,703         38,579         43,654

Deferred Liabilities:
  Investment Tax Credits            1,248          1,522          1,437
  Other Deferred Liabilities        8,470          8,128          7,864
    Total Deferred Liabilities      9,718          9,650          9,301

Deferred Income Taxes              40,710         40,563         40,858

TOTAL                            $238,002       $231,331       $237,977



(The accompanying notes are an integral part of these statements.) UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
(UNAUDITED)



                                             Six Months Ended June 30,
                                                1998            1997
Net Cash Flow from Operating Activities:
  Net Income                                   $4,100          $4,570
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
     Depreciation and Amortization              4,901           4,526
     Deferred Taxes                               (33)            187
     Amortization of Investment Tax Credit       (190)           (87)
     Provision of Doubtful Accounts               363             416
     Amortization of Debt Issuance Costs           32              28
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                        1,164             273
     Materials and Supplies                       (32)            201
     Prepayments and Prepaid Pension             (457)           (605)
     Accrued Revenue                            2,539           2,687
   Increase (Decrease) in:
     Accounts Payable                             979             987
     Refundable Customer Deposits                (631)            889
     Taxes and Interest Accrued                   424            (383)
     Other, Net                                  (308)           (911)
       Net Cash Provided by
               Operating Activities            12,851          12,778
Net Cash Flows from  Investing Activities:
     Acquisition of Property,
                Plant and Equip.               (6,213)         (5,863)
       Net Cash Used in Investing Activities   (6,213)         (5,863)
Cash Flows from Financing Activities:
     Net Decrease in Short-Term Debt             --           (11,775)
     Proceeds from Long-Term Debt                --             7,500
     Repayments of Long-Term Debt              (3,098)            (39)
     Dividends Paid                            (3,176)         (3,066)
     Issuance of Common Stock                     905             573
     Retirement of Preferred Stock                (47)            --
     Repayment of  Capital Lease Obligations     (144)           (259)
          Net  Cash Flows from
                 Financing Activities          (5,560)         (7,066)
Net  Increase (Decrease) in Cash                1,078            (151)
Cash at Beginning of  Year                      2,337           2,903
Cash at June 30,                               $3,415          $2,752
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                              $3,650          $3,800
    Federal Income Taxes Paid                  $1,290          $1,960
    Non-Cash Financing Activities:
       Capital Leases Incurred                   $365            --


(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.

Dividends Declared Per Share:

        Three regular quarterly common stock dividends were declared during the six month periods ended June 30, 1998 and 1997.

Common Stock Dividend:

        On June 18, 1998, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.34 per share which was payable on August 14, 1998 to shareholders of record as of July 31, 1998.

        On March 5, 1998, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.34 per share which was payable on May 15, 1998 to shareholders of record as of May 1, 1998.

        On January 20, 1998, the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate of $0.34 per share was payable February 13, 1998 to shareholders of record as of January 30, 1998.

Note 2.

Common Stock:

        During the second quarter of 1998, the Company sold 12,123 shares of Common Stock, at an average price of $21.83 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan, 401(k) plan and Key Employee Stock Option Plan. Net proceeds of $264,614 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

        Details on preferred stock at June 30, 1998, June 30, 1997 and December 31, 1997 are shown below: (Amounts in Thousands)
                                           June 30,           December 31,
                                       1998       1997            1997
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                 $225       $225            $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                        215        215             215
    5% Dividend Series                   91         91              91
    6% Dividend Series                  168        168             168
    8.75% Dividend Series               344        344             344
    8.25% Dividend Series               395        406             406
    5.125% Dividend Series              998      1,035           1,035
    8% Dividend Series                1,407      1,407           1,407
      Total Redeemable
              Preferred Stock         3,618      3,666           3,666
           Total Preferred Stock     $3,843     $3,891          $3,891


Note 4.

Long-term Debt:

        Details on long-term debt at June 30, 1998, June 30, 1997 and December 31, 1997 are shown below: (Amounts in Thousands)

                                                 June 30,       December 31,
                                              1998      1997        1997

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998         --      $1,520      $1,520
Series H, 9.43%, due September 1, 2003       5,200      5,850       5,200
Series I, 8.49%, due October 14, 2024        6,000      6,000       6,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998         --         498         498
Series H, 8.50%, due December 15, 2002         700        805         700
Series J, 9.43%, due September 1, 2003       4,000      4,500       4,000
Series K, 8.49%, due October 14, 2024        9,000      9,000       9,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004              14,000     15,000      15,000
6.75% Notes due November 30, 2023           19,000     19,000      19,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017               7,368      7,500       7,448


Total                                       65,268     69,673      68,366
Less: Installments due within one year       4,539      4,273       4,470

Total Long-term Debt                       $60,729    $65,400     $63,896


Note 5.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1998 and 1997; and results of operations for the three and six months ended June 30, 1998 and 1997; and consolidated statements of cash flows for the six months ended June 30, 1998 and 1997. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

        The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

EARNINGS

        The Company earned $0.31 per average common share (basic) for the second quarter of 1998, a decrease of $0.05 compared to the $0.36 earned for the second quarter of 1997. On a year-to-date basis, basic earnings per average common share were $0.88 for the six months ended June 30, 1998, a decrease of $0.13 compared to the $1.01 earned in the first half of 1997. Earnings decreased approximately $0.08 per share, as a result of lower energy sales during the mild weather in the first six months of 1998. The remainder of the decrease in earnings for the six-month period is primarily attributable to the impact of the restructuring of the electric utility industry in Massachusetts.

Total Operating Revenues were $41.5 million in the second quarter of 1998, compared to $40.6 million a year earlier, and $85.5 million in the first six months of 1998, compared to $85.9 million in the first six months of 1997.

Despite the mild weather over the first six months of 1998, total electric kilowatt-hour (kWh) sales increased over the same periods last year, by 2.0% for the three months ended June 30, and 1.3% for the six months ended June 30 (See table on the next page). This increase in electric energy sales reflects strong system growth and a robust regional economy. KWh Sales to our Commercial and Industrial customers were up 4.7% and 2.9%, respectively, over the second quarter of last year.

Unitil's local distribution operating companies experienced extremely warm winter temperatures in their service territories this year, the warmest in over 100 years since such data has been kept. Gas firm therm sales, which are at their high point of the sales cycle during the winter months, were down 6.2% through the end of the second quarter of 1998 compared to the same six month period last year. Gas Revenues were 11.9% lower through the first six months of 1998, compared to 1997, because of the lower sales volumes and cost of gas sold.

Electric utility industry restructuring in Massachusetts became effective on March 1, 1998, ("Choice Date"). On that date Fitchburg Gas and Electric Light Company, (FG&E), Unitil's Massachusetts subsidiary, implemented open retail access and all of FG&E's customers gained the right to choose their electricity supplier. FG&E will continue to deliver electricity to all of its customers within its distribution system, which remains a regulated business. FG&E is Unitil's largest subsidiary. On Choice Date, FG&E's customers received a 10% rate discount under a statewide legislated
mandate.   Fitchburg is also required to divest its electric generating assets and power contracts.

The second quarter of 1998 marks the first full quarterly reporting period in which FG&E has been operating under the restructuring rules in Massachusetts. The decreases in earnings in the second quarter and year-to-date caused by Massachusetts restructuring are primarily due to the 10% rate discount implemented on Choice Date. Since Choice Date, FG&E has been authorized to earn a lower return on its generation-related investments.

The increase in Operation and Maintenance expenses compared to last year reflects higher administrative costs associated with filing and implementation of FG&E's restructuring plan and energy supply portfolio
divestiture efforts.   Depreciation and Amortization expense is higher in
the current periods due to the accelerated write-off, in 1998, of electric generating assets in accordance with FG&E's restructuring plan. These additional expenses related to industry restructuring in Massachusetts are partially offset by revenues accrued to be recovered, in the future, upon divestiture of the energy supply portfolio or through other rate making cost reconciliation mechanisms including retail access charges.

Higher Operating Expenses are further offset currently by lower income taxes, due to lower taxable income and higher amortization of flow through Investment Tax Credits in 1998.

Basic earnings per average common share for the twelve months ended June 30, 1998 and 1997, were $1.68 and $1.88, respectively.


Energy Sales (000's)
                             Three Months Ended         Six Months Ended
KWH Sales              6/30/98  6/30/97  Change   6/30/98   6/60/97   Change
Residential            120,693  122,045   (1.1%)  271,823   273,308    (0.5%)
Commercial              97,996   93,627    4.7%   199,972   195,115     2.5%
Industrial             141,785  137,829    2.9%   280,666   274,066     2.4%
      Total KWH Sales  360,474  353,501    2.0%   752,461   742,489     1.3%

  Total Electric
     Revenues          $38,200  $36,899    3.5%   $75,859   $74,958     1.2%

Firm Therm Sales
Residential              2,497    3,040  (17.9%)    7,989     8,806    (9.3%)
Commercial                 931      912    2.1%     3,196     3,409    (6.2%)
Insustrial               1,267    1,222    3.7%     3,286     3,214     2.2%
      Total Firm
        Therm Sales      4,695    5,174   (9.3%)   14,471    15,429    (6.2%)

  Total Gas Revenues    $3,335   $3,702   (9.9%)   $9,661   $10,968    (11.9%)






RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY

	Regulatory activity in both New Hampshire and Massachusetts continues to focus on deregulating the retail sale of electric energy. March 1, 1998 was the "Retail Access Date" or the beginning of competition in Massachusetts, while New Hampshire's "Choice Date" slipped past the proposed January 1, 1998, and did not make the legislature's mandated July 1, 1998. Both states' restructuring efforts have focused on allowing customers to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution systems at regulated rates for the distribution service.

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

 	The MDTE conditionally approved the Plan for effect on March 1, 1998. Several days of evidentiary hearings were held followed by rounds of legal briefs. The Company expects to receive final approval of the Plan by the MDTE in September, 1998.

	When the Company receives a Final Order from the MDTE on its Plan, the Company will be able to determine, in sufficient detail, the impact of such order on the generation portion of its business that will no longer be regulated and on the distribution portion of its business that will remain regulated. As a result, the Company may be required to stop applying the provisions of Statement of Financial Accounting Standards 71, "Accounting for the Effects of Certain Types of Regulation," to a portion of its business. Upon receiving the Final Order, the Company will review the measurement and recording of Regulatory Assets and Liabilities arising from the Final Order. Based upon settlements already reached between other electric utilities and the MDTE in Massachusetts, the Company believes it will recover its generation investments and the above market portion of its power contract commitments through regulated cash flows to be realized from the distribution portion of FG&E's business.


New Hampshire

	On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), Unitil's New Hampshire based retail distribution utilities, to recover 100% of costs which will be "stranded" due to this restructuring, but the NHPUC also took certain positions undermining the legal basis for such recovery in the future. Northeast Utilities' affiliate, Public Service Company of New Hampshire, appealed the decision in Federal Court, which issued a temporary restraining order. In June 1997, Unitil was admitted as a Plaintiff Intervenor in this proceeding. The Judge has indicated that this case will go to trial in November of 1998.

	On March 20, 1998, the NHPUC issued Order No. 22,875 affirming in part and modifying in part its February 29, 1997 Final Plan. The March 20 NHPUC order required CECo, E&H and all other New Hampshire electric utilities except the Public Service Company of New Hampshire to submit a compliance filing by May 1, 1998. CECo and E&H submitted a response to the NHPUC's March 20 order on May 1 which included: a) unbundled delivery service rates;
b) plans to implement the NHPUC affiliate rules when promulgated, mitigate stranded costs, implement low-income customer policies, meet the energy needs of special contract customers and implement data transfers electronically with suppliers; c) proposed tariffs for delivery services; and d) proposed terms and conditions for interfacing with competitive suppliers. The NHPUC has taken no action on the Company's submittal, and Competition has been delayed beyond the original legislative timetable of July 1, 1998. Unitil continues to participate actively in all proceedings and in several NHPUC-established working groups which will define the details of the transition to competition and customer choice.

	The Company also continues to work towards a comprehensive settlement of all restructuring issues for Unitil and is hopeful that such a settlement can be reached in the near future.

	Unitil Resources, Inc., the Company's competitive market subsidiary, will continue to participate in the New Hampshire Retail Competition Pilot Program (Pilot Program), in which up to 3% of New Hampshire electric customers are allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. This program began in May 1996, and will terminate on Choice Date.


OTHER REGULATORY MATTERS

	On May 15, 1998, FG&E filed a base rate case with the MDTE seeking an increase of $1.55 million or nine percent in annual revenues from firm gas customers. This is the first requested base rate increase in 14 years. The Company has requested an 11.25 percent return on common equity and is seeking to modernize its rate structures for commercial and industrial accounts. The Company is also unbundling its rates into delivery and supplier charges to prepare for customer choice of gas supplier which is now expected to be initiated on April 1, 1999. To provide time for a thorough investigation including several days of evidentiary hearings, the filing was routinely suspended by the MDTE and new rates will become effective on December 1, 1998. The Company is also participating in a statewide Collaborative that, in concert with MDTE efforts, will resolve issues and establish rules for providing customers with choice of gas supplier. After choice date, FG&E will continue to own and operate its natural gas distribution system and deliver gas to its customers at regulated rates for distribution services.

MILLSTONE UNIT NO. 3

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its watch list as a Category 2 facility, which calls for increased NRC inspection attention. In March 1996, the NRC requested additional information about the operation of the unit from Northeast Utilities companies (NU), which operate the unit. As a result of an engineering evaluation completed by NU, Millstone 3 was taken out of service on March 30, 1996. The NRC later informed NU, in a letter dated June 28, 1996, that it had reclassified Millstone 3 as a Category 3 facility. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. The NRC's letter also informed NU that this designation would require the NRC staff to obtain NRC approval by vote prior to a restart of the unit. On June 15, 1998 the NRC redesignated Millstone 3 as a Category 2 facility and allowed the NRC's Executive Director for Operations to determine when Millstone 3 was ready for restart. Authorization for restart was given on June 29, 1998. Millstone 3 began producing electric power in early
July, 1998 and reached full output on July 15, 1998. As a Category 2 facility, the unit remains on the NRC's Watch List. On August 11, 1998, NU announced that Millstone 3 would be shut down for an estimated 7 to 10 days to repair a leaking motor-operated valve located in the auxiliary feedwater system. While the leakage rate on this valve, located on the non-radioactive side of the plant, is within permitted rates, NU has decided to make the repair at this time rather than to wait until a time when the repair may be more critical. Millstone 2 remains out of service with a Category 3 designation. NU has determined that Millstone 1 will be retired and, therefore, has been removed from the NRC's Watch List. The Company has no ownership or contract interests in Millstone Units 1 and 2.

	During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E also incurred costs to replace the power that was expected to be generated by the unit. During the outage, FG&E had been incurring approximately $35,000 per month in replacement power costs, and had been recovering those costs through its fuel adjustment clause, which will be subject to review and approval by the MDTE. In August 1997, FG&E, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown and the associated costs. The arbitration and legal cases are proceeding.



CAPITAL REQUIREMENTS

        Capital expenditures for the six months ended June 30, 1998 were approximately $6.2 million. This compares to $5.9 million during the same period last year. Capital expenditures for the year 1998 are estimated to be approximately $16.3 million as compared to $15.4 million for 1997. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

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

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)
(Amounts in thousands, except Shares and Per Share Data)

                            Three Months Ended        Six Months Ended
                                 June 30,                  June 30,
BASIC EARNINGS PER SHARE     1998        1997            1998       1997
Net Income                 $1,478       $1,655          $4,100     $4,570
Less: Dividend Requirement
    on Preferred Stock         69           69             138        138
Net Income Applicable
   to Common Stock         $1,409       $1,586          $3,962     $4,432

Average Number of Common
   Shares Outstanding   4,496,758    4,404,558       4,487,546   4,397,062

Basic Earnings per
   Common Share             $0.31        $0.36           $0.88       $1.01



DILUTED EARNINGS PER SHARE

Net Income                 $1,478       $1,655           $4,100     $4,570
Less: Dividend Requirement
   on Preferred Stock          69           69              138        138
Net Income Applicable
  to Common Stock          $1,409       $1,586           $3,962     $4,432

Average Number of Common
  Share Outstanding     4,605,770    4,515,653        4,599,252  4,507,918

Diluted Earnings Per
   Common Share             $0.30        $0.35            $0.86      $0.98

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit No.       Description of Exhibit                  Reference
       11             Computation in Support              Filed herewith
                      of Earnings per Share

(b) Reports on Form 8-K

    During the quarter ended June 30, 1998, the Company did not file any reports on Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNITIL CORPORATION
                                             (Registrant)

Date: August 14, 1998                    /s/Anthony Baratta
                                            Anthony Baratta
                                            Chief Financial Officer

Date: August 14, 1998                    /s/Mark H. Collin
                                            Mark H. Collin
                                            Treasurer