Form 10-Q
period 1998-09-30
UNITIL CORP
filed 1998-11-17
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       September 30, 1998


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


 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                              Outstanding at  November 1, 1998
    Common Stock, No par value         4,515,649  Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information                                   Page No.


Consolidated Statements of Earnings - Three and Nine
        Months Ended September 30, 1998 and 1997                      3

Consolidated Balance Sheets, September 30, 1998,
        September 30, 1997 and December 31, 1997                    4-5

Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1998 and 1997                             6

Notes to Consolidated Financial Statements                          7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                         9-14

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                                     15

Part II.  Other Information                                          16


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(Amounts in Thousands, except Shares and Per Share Data)

                                 Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                    1998     1997         1998       1997
Operating Revenues:
 Electric                         $37,875   $37,840     $113,734   $112,798
 Gas                                2,433     2,824       12,094     13,792
 Other                                  7         8           22         29
  Total Operating Revenues         40,315    40,672      125,850    126,619
Operating Expenses:
 Fuel and Purchased Power          24,932    25,298       75,719     75,414
 Gas Purchased for Resale           1,583     1,911        7,222      8,505
 Operation and Maintenance          5,808     5,785       17,562     17,333
 Depreciation and Amortization      2,609     2,272        7,510      6,798
 Provisions for Taxes:
   Local Property and Other         1,362     1,333        4,199      4,057
   Federal and State Income           624       696        2,513      3,088
      Total Operating Expenses     36,918    37,295      114,725    115,195
Operating Income                    3,397     3,377       11,125     11,424
    Non-Operating Expense              35        52          106         69
Income Before Interest Expense      3,362     3,325       11,019     11,355
   Interest Expense, Net            1,645     1,838        5,202      5,298
Net Income                          1,717     1,487        5,817      6,057
   Less Dividends on Preferred Stock   68        69          206        207
Net Income Applicable to
            Common Stock           $1,649    $1,418       $5,611     $5,850

Average Common Shares
          Outstanding           4,508,648 4,419,431    4,494,580  4,404,518


Basic Earnings Per Share            $0.37     $0.32        $1.25      $1.33
Diluted Earnings Per Share          $0.36     $0.31        $1.22      $1.29

Dividends Declared per Share
   of Common Stock (Note 1)         $0.34    $0.335        $1.36      $1.34







(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

                                           (Unaudited)           (Audited)
                                           September 30,       December 31,
                                       1998            1997        1997
ASSETS:

Utility Plant:
  Electric                            $172,371       $164,265    $166,636
  Gas                                   31,314         29,766      30,473
  Common                                20,655         18,873      19,689
  Construction Work in Progress          5,096          2,635       2,677
Total Utility Plant                    229,436        215,539     219,475
   Less:  Accumulated Depreciation      72,824          67,432     68,360
Net Utility Plant                      156,612         148,107    151,115

Other Property & Investments                42              42         42





  Cash                                   4,375           2,235      2,337
  Accounts Receivable - Less Allowance
    for Doubtful Accounts
    of $662, $660 and $677              15,578          16,632     16,890
  Materials and Supplies                 3,453           2,726      2,663
  Prepayments                              534             548        434
  Accrued Revenue                        3,816           6,096      6,796
      Total Current Assets              27,756          28,237     29,120



Deferred Assets:
  Debt Issuance Costs                    1,308             934        918
  Cost of Abandoned Properties          22,550          24,290     23,885
  Prepaid Pension Costs                  8,483           7,926      8,120
  Other Deferred Assets                 24,790          24,829     24,777
      Total Deferred Assets             57,131          57,979     57,700

TOTAL                                 $241,541        $234,365   $237,977





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

                                            (Unaudited)          (Audited)
                                            September 30,       December, 31
                                        1998            1997        1997
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                    $72,319         $68,970    $71,644
Preferred Stock,  Non-Redeemable,
     Non-Cumulative                        225             225        225
Preferred Stock,  Redeemable,
     Cumulative                          3,619           3,666      3,666
Long-Term Debt, Less Current Portion    74,152          64,078     63,896
      Total Capitalization             150,315         136,939    139,431

Capitalized Leases,
     Less Current Portion                4,163           4,286      4,733

Current Liabilities:
  Long-Term Debt, Current Portion        1,175           4,432      4,470
  Capitalized Leases, Current Portion    1,046             851        883
  Accounts Payable                      14,244          16,539     14,734
  Short-Term Debt                       12,575          13,250     18,000
  Dividends Declared and Payable         1,803           1,686        212
  Refundable Customer Deposits           1,346           2,435      2,187
  Taxes Payable (Refundable)               402             187       (554)
  Interest Payable                       1,765           1,144      1,087
  Other Current Liabilities              2,702           2,633      2,635
      Total Current Liabilities         37,058          43,157     43,654

Deferred Liabilities:
  Investment Tax Credits                 1,111           1,478      1,437
  Other Deferred Liabilities             8,276           7,890      7,864
    Total Deferred Liabilities           9,387           9,368      9,301

Deferred Income Taxes                   40,618          40,615     40,858

TOTAL                                 $241,541        $234,365   $237,977



(The accompanying notes are an integral part of these statements.) UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in Thousands)

                                             Nine Months Ended September 30,
                                                  1998            1997
Net Cash Flow from Operating Activities:
  Net Income                                     $5,817          $6,057
  Adjustments to Reconcile Net Income
      to Net Cash Provided by
      Operating Activities:
     Depreciation and Amortization                7,510           6,799
     Deferred Taxes                                 (42)            269
     Amortization of Investment Tax Credit         (327)           (132)
     Provision of Doubtful Accounts                 537             575
     Amortization of Debt Issuance Costs             46              44
  Changes in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable, net                       775            (823)
     Materials and Supplies                        (790)           (247)
     Prepayments and Prepaid Pension               (463)           (645)
     Accrued Revenue                              2,980           2,763
   Increase (Decrease) in:
     Accounts Payable                              (490)          1,435
     Refundable Customer Deposits                  (841)            850
     Taxes and Interest Accrued                   1,634              (6)
     Other, Net                                  (1,043)         (1,789)
           Net Cash Provided by
           Operating Activities                  15,303          15,150
Net Cash Flows from  Investing Activities:
     Capital Expenditures                       (10,785)         (9,614)
     Other                                         ---             ---
           Net Cash Used in
           Investing Activities                 (10,785)         (9,614)
Cash Flows from Financing Activities:
     Net (Decrease) Increase in Short-Term Debt  (5,425)         (8,150)
     Proceeds From Issuance of Long-Term Debt    20,000           7,500
     Repayment of Long-Term Debt                (13,039)         (1,201)
     Dividends Paid                              (4,728)         (4,610)
     Issuance of Common Stock                     1,166             794
     Retirement of Preferred Stock                  (47)            ---
     Repayment of  Capital Lease Obligations       (407)           (537)
          Net  Cash Flows Used In
          Financing Activities                   (2,480)         (6,204)
Net Increase (Decrease) in Cash                   2,038            (668)
Cash at Beginning of  Year                        2,337           2,903
Cash at September 30,                            $4,375          $2,235
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest                                     $5,289          $5,624
    Income Taxes                                 $1,990          $2,640
    Non-Cash Financing Activities:
       Capital Leases Incurred                     $365            ---


(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.		Dividends:

	Four regular quarterly common stock dividends were declared during the nine month periods ended September 30, 1998 and 1997.

	On September 10, 1998, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.34 per share which is payable on November 13, 1998 to shareholders of record as of October 30, 1998.

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

        During the third quarter of 1998, the Company sold 11,833 shares of Common Stock, at an average price of $22.01 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan, 401(k) plan and Key Employee Stock Option Plan. Net proceeds of $260,490 were used to reduce short-term borrowings.


Note 3.		Preferred Stock:

        Details on preferred stock at September 30, 1998, September 30, 1997 and December 31, 1997 are shown below:
(Amounts in Thousands)
                                          (Unaudited)         (Audited)
                                         September 30,       December 31,
                                         1998       1997         1997
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                   $225       $225         $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                          215        215          215
    5% Dividend Series                     91         91           91
    6% Dividend Series                    168        168          168
    8.75% Dividend Series                 344        344          344
    8.25% Dividend Series                 395        406          406
    5.125% Dividend Series                999      1,035        1,035
    8% Dividend Series                  1,407      1,407        1,407
      Total Redeemable Preferred Stock  3,619      3,666        3,666
           Total Preferred Stock       $3,844     $3,891       $3,891


Note 4.		Long-term Debt:

        Details on long-term debt at September 30, 1998, September 30, 1997 and December 31, 1997 are shown below:
(Amounts in Thousands)

                                         (Unaudited)         (Audited)
                                        September 30,       December 31,
                                           1998       1997        1997

Concord Electric Company:
  First Mortgage Bonds:
Series C, 6 3/4%, due January 15, 1998     ---       $1,520      $1,520
Series H, 9.43%, due September 1, 2003     ---        5,200       5,200
Series I, 8.49%, due October 14, 2024    6,000        6,000       6,000
Series J, 6.96%, due September 1, 2028  10,000         ---         ---

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series E, 6 3/4%, due January 15, 1998     ---          498         498
Series J, 9.43%, due September 1, 2003     ---        4,000       4,000
Series K, 8.49%, due October 14, 2024    9,000        9,000       9,000
Series L, 6.96%, due September 1, 2028  10,000         ---         ---

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004          14,000       15,000      15,000
6.75% Notes due November 30, 2023       19,000       19,000      19,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017           7,327        7,487       7,448

Total                                   75,327       68,510      68,366
Less: Installments due within one year   1,175        4,432       4,470

Total Long-term Debt                   $74,152      $64,078     $63,896



Note 5.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1998 and 1997; and results of operations for the three and nine months ended September 30, 1998 and 1997; and consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

        The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


EARNINGS

 	The Company recorded basic earnings per average common share of $0.37 for the third quarter of 1998, an increase of $0.05 compared to the $0.32 earned in the third quarter of 1997. The increase of $0.05 per share primarily reflects stronger electric energy sales in a robust regional economy and hotter summer weather in 1998, as well as the positive impact on earnings of lower interest-related costs.

        On a year-to-date basis, basic earnings per average common share were $1.25 for the nine months ended September 30, 1998, a decrease of $0.08 compared to the $1.33 earned in the first three quarters of 1997. Although Company earnings rebounded strongly in the third quarter, year-to-date earnings still lag prior year, due to the unseasonably warm winter weather earlier in the year. In addition, the Company is still absorbing the impact of the restructuring of the electric utility industry in Massachusetts, which took effect March 1, 1998.

        Unitil's local distribution operating companies experienced hotter summer temperatures in their service territories during the third quarter of this year, compared to last year. The Energy Sales table on the next page shows energy consumption by customer class for the three- and nine-month periods ended September 30, 1998 and 1997. Consumption of electricity by residential, commercial and industrial customers for the three months ended September 30 improved significantly in 1998 by 7.5%, 8.3% and 10.9%, respectively, over the same period last year. Overall, electric kilowatt-hour sales for the quarter were up 9.0% compared to last year. Also, electric sales to all customer classes are 4.0% higher than last year on a year-to-date basis.

        This trend marks a significant recovery from the first quarter of 1998 when our three local distribution companies experienced the warmest winter on record in their service territories, which depressed peak seasonal sales of electricity and gas. Winter temperatures were the warmest in over 100 years since such data has been kept. Gas firm therm sales, which are at their highest during the winter months, were down 5.4% through the end of the third quarter of 1998 compared to the same nine-month period last year.

        Electric utility industry restructuring in Massachusetts became effective on March 1, 1998, ("Choice Date"). On that date, Fitchburg Gas and Electric Light Company (FG&E), Unitil's Massachusetts subsidiary, implemented retail open access, and all of FG&E's customers gained the right to choose their electric energy supplier. Customers continue to have the delivery of their electric energy provided by FG&E over its local distribution system. Also on Choice Date, FG&E's customers received a 10% retail rate discount on their total bill (energy supply and distribution services) under a statewide legislated mandate. FG&E is Unitil's largest local distribution operating company.

        Total Operating Revenues for the Unitil System of companies were $125.8 million in the first nine months of 1998, compared to $126.6 million in the first nine months of 1997. Total Operating Revenues for the Unitil System of companies were $40.3 million in the three months ended September 30, 1998 compared to $40.7 million for the same period of 1997.

        Total Operating Expenses decreased during the third quarter of 1998 - to $36.9 million from $37.3 million in the third quarter of 1997 - primarily due to lower Fuel and Purchased Power and Gas Purchased for Resale expenses. These lower energy supply costs were partially offset by higher Depreciation and Amortization expense in the current period. Depreciation and Amortization expense is higher in the current period due to the accelerated write-off, in 1998, of electric generating assets, in accordance with FG&E's restructuring plan.

        The increase in Operation and Maintenance expenses compared to last year reflects higher administrative costs associated with filing and implementation of FG&E's restructuring plan and energy supply portfolio divestiture efforts. These additional expenses related to industry restructuring in Massachusetts are partially offset by revenues accrued to be recovered, in the future, upon divestiture of the energy supply portfolio, or through other rate cost reconciliation mechanisms.

        In addition, the Company is experiencing lower effective income tax rates, due to favorable tax timing differences and higher amortization of flow through Investment Tax Credits in 1998. During the third quarter, the Company completed a refinancing of long-term debt, which significantly lowered the effective interest rate on its borrowings and thereby reduced interest expense.

        Basic earnings per average common share for the twelve months ended September 30, 1998 and 1997, were $1.72 and $1.86, respectively.


Energy Sales(000's)
                          Three Months Ended        Nine Months Ended
KWH Sales           9/30/98     9/30/97   Change   9/30/98  9/30/97   Change
 Residential         140,336   130,539     7.5%    412,159   403,847   2.1%
 Commercial          117,731   108,689     8.3%    317,703   303,803   4.6%
 Industrial          160,986   145,173    10.9%    441,652   419,239   5.3%
   Total KWH Sales   419,053   384,401     9.0%  1,171,514 1,126,889   4.0%

Total Electric
    Revenues         $37,875   $37,840      .1%   $113,734  $112,798    .8%

Firm Therm Sales
 Residential             923       933    (1.1)%     8,912     9,739  (8.5)%
 Commercial              170       188    (9.6)%     3,105     3,597 (13.7)%
 Industrial              973       652    49.2 %     4,259     3,866  10.2 %
   Total Firm
       Therm Sales     2,066     1,773    16.5 %    16,276    17,202  (5.4)%

Total Gas Revenues    $2,433    $2,824   (13.8)%   $12,094   $13,792  (12.3)%





RESTRUCTURING AND COMPETITION - ELECTRIC UTILITY INDUSTRY

	Regulatory activity in both New Hampshire and Massachusetts continues to focus on deregulating the retail sale of electric energy. March 1, 1998 was the "Retail Access Date" or the beginning of competition in Massachusetts, while New Hampshire's "Choice Date" slipped past the proposed date of January 1, 1998, and did not make the legislature's mandated July 1, 1998. Both states' restructuring efforts have focused on allowing customers to choose their supplier of electricity from the competitive market, and have their local utility deliver that electricity over its distribution systems at regulated rates for the distribution service.

Massachusetts

	On December 31, 1997, FG&E filed its restructuring plan (the "Plan") with the Massachusetts Department of Telecommunications and Energy (MDTE) as required by the Massachusetts restructuring law enacted in November, 1997. The Plan provides customers with: a) a choice of energy supplier; b) an option to purchase transition energy service provided by FG&E at regulated rates for up to seven years; and c) a 10% price decrease. In the Plan, FG&E has proposed to divest of owned and leased generation units and its portfolio of purchased power contracts by year end 1998. Also under the Plan, to the extent that the divestiture fails to recoup the full cost of electric supply resources, the Company will be afforded full recovery of any shortfall through non-bypassable retail access charges.

 	The MDTE conditionally approved the Plan for effect on March 1, 1998. Several days of evidentiary hearings were held followed by rounds of legal briefs. The Company currently expects to receive final approval of the Plan by the MDTE in November, 1998.

	Pursuant to the Company's restructuring plan, on October 30, 1998, the Company filed with the MDTE a proposed contract with Constellation Power Source Inc. for provision of Standard Offer Service commencing January 1, 1999. This contract is the result of the first successful Standard Offer auction so far conducted in Massachusetts. Contracts for the sale of the Company's generating assets and purchased power contracts are expected to be filed with the MDTE in the near future. All such contracts are subject to MDTE approval.

	On November 3, 1998, voters in Massachusetts defeated a referendum proposal which would have repealed the state restructuring law.

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

	On March 20, 1998, the NHPUC issued Order No. 22,875 affirming in part and modifying in part its February 28, 1997 Final Plan. The March 20 NHPUC order required CECo, E&H and all other New Hampshire electric utilities except the Public Service Company of New Hampshire to submit a compliance filing by May 1, 1998. CECo and E&H submitted a response to the NHPUC's March 20 order on May 1, 1998 which included: a) unbundled delivery service rates; b) plans to implement the NHPUC affiliate rules when promulgated, mitigate stranded costs, implement low-income customer policies, meet the energy needs of special contract customers and implement data transfers electronically with suppliers; c) proposed tariffs for delivery services;
and d) proposed terms and conditions for interfacing with competitive suppliers. The NHPUC has taken no action on the Company's submittal, and Competition has been delayed beyond the original legislative timetable of July 1, 1998. Unitil continues to participate actively in all proceedings and in several NHPUC-established working groups which will define the details of the transition to competition and customer choice.

	On September 8, 1998 the Company filed a comprehensive settlement agreement of all restructuring issues with the NHPUC which was jointly sponsored by eight parties from a broad constituency group of industry and consumer representatives including: The New Hampshire Public Utilities Commission Staff, The New Hampshire Consumer Advocate Office, Enron Energy Services, Inc., a major national providor of energy services, The New Hampshire Business and Industry Association, The New Hampshire Retail Merchants Association, as well as several other groups and representatives. That settlement was amended on October 19, and the base of support was widened to include an additional five parties. The settlement provides for: a) choice of energy supplier for all the Company's retail customers beginning on March 1, 1999; b) full recovery by the Company of all stranded costs; c) divestiture of the Unitil Power Corp.
power supply portfolio by July 1, 1999; d) the provision of Transition Service by the Company from March 1, 1999 through April 30,
2002 from power supplies acquired from the market through a competitive bid process, and at prices set by that market; e) the Company's competitive marketing affiliate to conduct business anywhere in New Hampshire, and (f) withdrawal by the Company from the Federal Court proceeding on restructuring. Evidentiary hearings were held before the NHPUC on October 21, 22 and 23, 1998, and briefs were filed on October 29. No one opposed the settlement, although one party urged the Commission to make certain improvements. The Commission issued a conditional approval in oral deliberations on November 2. The Company expects that final Commission approval will be achieved shortly.

	Unitil Resources, Inc., the Company's competitive market subsidiary, will continue to participate in the New Hampshire Retail Competition Pilot Program (Pilot Program), in which up to 3% of New Hampshire electric customers are allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. This program began in May 1996 and will terminate on Choice Date.


OTHER REGULATORY MATTERS

	On May 15, 1998, FG&E filed a base rate case with the MDTE seeking an increase of $1.55 million or nine percent in annual revenues from firm gas customers. This is the first requested base rate increase in 14 years. The Company has requested an 11.25 percent return on common equity and is seeking to modernize its rate structures for commercial and industrial accounts. The Company is also unbundling its rates into delivery and supplier charges to prepare for customer choice of gas supplier which is now expected to be initiated on April 1, 1999. To provide time for a thorough investigation including several days of evidentiary hearings, the filing was routinely suspended by the MDTE. New rates will become effective on December 1, 1998, after a final ruling by the MDTE. The Company is also participating in a statewide collaborative that, in concert with MDTE efforts, will resolve issues and establish rules for providing customers with choice of gas supplier. After choice date, FG&E will continue to own and operate its natural gas distribution system and deliver gas to its customers at regulated rates for distribution services.




MILLSTONE UNIT NO. 3

	Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company, has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996 the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its watch list as a Category 2 facility, which calls for increased NRC inspection attention. In March 1996, the NRC requested additional information about the operation of the unit from Northeast Utilities companies (NU), which operate the unit. As a result of an engineering evaluation completed by NU, Millstone 3 was taken out of service on March 30, 1996. The NRC later informed NU, in a letter dated June 28, 1996, that it had reclassified Millstone 3 as a Category 3 facility. The NRC assigns this rating to plants which it deems to have significant weaknesses that warrant maintaining the plant in shutdown condition until the operator demonstrates that adequate programs have been established and implemented to ensure substantial improvement in the operation of the plant. The NRC's letter also informed NU that this designation would require the NRC staff to obtain NRC approval by vote prior to a restart of the unit. On June 15, 1998 the NRC redesignated Millstone 3 as a Category 2 facility and allowed the NRC's Executive Director for Operations to determine when Millstone 3 was ready for restart. Authorization for restart was given on June 29, 1998. Millstone 3 began producing electric power in early
July, 1998 and reached full output on July 15, 1998. As a Category 2 facility, the unit remains on the NRC's Watch List. Millstone 2 remains out of service with a Category 3 designation. NU has determined that Millstone 1 will be retired and, therefore, has been removed from the NRC's Watch List. The Company has no ownership or contract interests in Millstone Units 1and 2.

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



CAPITAL REQUIREMENTS

	Capital expenditures for the nine months ended September 30, 1998 were approximately $10.8 million. This compares to $9.6 million during the same period last year. Capital expenditures for the year 1998 are estimated to be approximately $16.1 million as compared to $15.4 million for 1997. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

LEGAL PROCEEDINGS

	The Company is involved in legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

YEAR 2000 COMPLIANCE ISSUES

	The Company recognizes the need to ensure its operations are not adversely affected by software or device failures related to the Year 2000 date recognition problem, (the "Y2K Issues"). Specifically, Y2K Issues would arise when software applications, or devices with embedded chips, fail to correctly recognize and process the year 2000 and beyond. Certain software applications and devices are certified to recognize and process date references to the year 2000 and beyond and they are deemed to be Year 2000 compliant, ("Year 2000 Compliance"). Potential software failures could create incorrect calculations, among other errors, and they present a risk to the integrity of our Company's financial systems and the reliability of our operating systems. In order to minimize the risk of disruption to our business operations, the Company is taking the actions described below, including communicating with suppliers, dealers, financial institutions and others with which it does business, to coordinate the identification, evaluation, remediation and testing of possible Y2K Issues wh ich may affect the Company.

	The Company has established a centralized task force to identify and implement necessary changes to the Company's internal computer systems, controlling hardware devices and software applications in order to achieve Year 2000 compliance for those systems. The remediation of Y2K Issues and testing of all critical components of the Company's internal systems is scheduled to be completed by June 30, 1999.

	The Company has also established processes for evaluating and managing the risks and possible costs associated with Y2K Issues which may exist in systems external to the Company's operations, but could affect the
Company's operations indirectly.   The Company has already directed efforts
to notify our critical vendors and suppliers about Y2K Issues which may affect our operations, and most are already providing important information about the Year 2000 readiness of their organizations. Testing of certain critical systems has already begun, in conjunction with our key suppliers and vendors and the Company is planning to develop contingency plans in circumstances where assurance of Year 2000 compliance cannot be obtained.

	The Company currently estimates it will invest in the range of $250,000 to $500,000 plus internal costs, over the cost of normal software upgrades and replacements to achieve Year 2000 Compliance. These additional capital outlays include costs to replace certain devices and software, and the costs for consultants to assist us with software programming and testing.


	Unitil relies on the proper operation of a regional network of systems and devices to transport and distribute electricity and gas to its customers. Any disruption in those systems caused by Y2K Issues could interrupt the reliable delivery of electric and gas service through our Distribution Operating Companies. Some of these software systems and devices belong to other companies and are beyond the control of Unitil to ensure that they are properly remediated for Year 2000. However, several agencies, including the Department of Energy, The New England ISO, and The
National Electricity Reliability Council, have active Year 2000 programs in place. These programs will ensure that member companies are actively and comprehensively dealing with any Year 2000 issues in their supply, generation, transportation and distribution facilities and systems. Unitil participates in these groups and currently believes that satisfactory progress is being made and will continue to be made to ensure a reliable supply and delivery of energy. Furthermore, these groups plan to establish contingency plans to cover delivery difficulties during key Year 2000 dates. The Company also plans to work with local, state and regional agencies and other utility companies to ensure that appropriate contingency plans are in place for energy supply and delivery systems which could be affected by Year 2000 difficulties.

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




PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)
(Amounts in Thousands, except Shares and Per Share Data)


                              Three Months Ended      Nine Months Ended
                                September 30,            September 30,
BASIC EARNINGS PER SHARE        1998       1997          1998        1997

Net Income                     $1,717     $1,487       $5,817      $6,057
Less: Dividend Requirement
     on Preferred Stock            68         69          206         207
Net Income Applicable
    to Common Stock            $1,649     $1,418       $5,611      $5,850

Average Number of Common
    Shares Outstanding      4,508,648  4,419,431    4,494,580   4,404,518

Basic Earnings Per
    Common Share                $0.37      $0.32        $1.25       $1.33





                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
DILUTED EARNINGS PER SHARE      1998       1997           1998        1997

Net Income                     $1,717     $1,487          $5,817     $6,057
Less: Dividend Requirement
     on Preferred Stock            68         69             206        207
Net Income Applicable
    to Common Stock            $1,649     $1,418          $5,611     $5,850

Average Number of Common
    Shares Outstanding      4,620,994  4,540,774       4,610,155  4,525,861

Diluted Earnings Per
     Common Share               $0.35      $0.31           $1.22      $1.29


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share    Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended September 30, 1998, the Company did not file any reports on Form 8-K.













SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   UNITIL CORPORATION
                                                      (Registrant)




Date:  November 16, 1998                       /s/  Anthony Baratta
                                                    Anthony Baratta
                                                    Chief Financial Officer


Date: November 16,1998                        /s/   Mark H. Collin
                                                    Mark H. Collin
                                                    Treasurer










SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   UNITIL CORPORATION
                                                      (Registrant)




Date:  November 16, 1998                     /s/   Anthony Baratta
                                                   Anthony Baratta
                                                   Chief Financial Officer



Date: November 16,1998                       /s/   Mark H. Collin
                                                   Mark H. Collin
                                                   Treasurer