Form 10-Q
period 1999-03-31
UNITIL CORP
filed 1999-05-14
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 1999


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

    Class                                       Outstanding at  May 1, 1998
    Common Stock, No par value                      4,691,910 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information                           Page No.


Consolidated Statements of Earnings - Three
        Months Ended March 31, 1999 and 1998                3

Consolidated Balance Sheets, March 31, 1999,
        March 31, 1998 and December 31, 1998              4-5

Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 1999 and 1998                       6

Notes to Consolidated Financial Statements                7-8

Management's Discussion and Analysis of Results of
        Operations and Financial Condition               9-14

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                           15

Part II.  Other Information                                16


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
                                                1999            1998
Operating Revenues:
   Electric                                   $36,184         $37,659
   Gas                                          6,156           6,326
   Other                                            7               8
     Total Operating Revenues                  42,347          43,993

Operating Expenses:
   Fuel and Purchased Power                    22,906          25,142
   Gas Purchased for Resale                     3,178           3,595
   Operation and Maintenance                    5,937           5,630
   Depreciation and Amortization                2,935           2,330
   Provisions for Taxes:
     Local Property and Other                   1,465           1,407
     Federal and State Income                   1,375           1,370
       Total Operating Expenses                37,796          39,474
Operating Income                                4,551           4,519
   Non-Operating Expense, Net                      12              44
Income Before Interest Expense                  4,539           4,475
   Interest Expense, Net                        1,795           1,853
Net Income                                      2,744           2,622
   Less Dividends on Preferred Stock               68              69
Net Income Applicable to Common Stock          $2,676          $2,553

Average Common Shares Outstanding           4,621,042       4,478,334

Basic Earnings Per Share                        $0.58           $0.57

Diluted Earnings Per Share                      $0.58           $0.56

Dividends Declared per Share
   of Common Stock (Note 1)                     $0.69           $0.68



(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

                                          (UNAUDITED)        (AUDITED)
                                           March 31,         December 31,
  					                                 1999         1998        1998
Utility Plant:
  Electric                            $154,697     $168,631     $152,940
  Gas                                   32,234       30,686       32,622
  Common                                21,034       19,757       20,876
  Construction Work in Progress          2,686        3,052        3,024
    Utility Plant                      210,651      222,126      209,462
    Less:  Accumulated Depreciation     63,946       69,915       63,428
       Net Utility Plant               146,705      152,211      146,034



Current Assets:
  Cash                                   3,344        3,252        4,083
  Accounts Receivable - Less Allowance
    for Doubtful Accounts of $557,
    $669 and $646                       18,217       17,600       15,999
  Materials and Supplies                 2,297        2,043        2,962
  Prepayments                              613          763        1,147
  Accrued Revenue                        1,938        2,905        5,322
      Total Current Assets              26,409       26,563       29,513



Noncurrent Assets:
  Regulatory Assets                    162,490       23,446      163,034

  Prepaid Pension Costs                  8,690        8,240        8,591
  Debt Issuance Costs                    1,387          903        1,320
  Other Noncurrent Assets               30,078       24,874       27,287
      Total Noncurrent Assets          202,645       57,463      200,232

TOTAL                                 $375,759     $236,237     $375,779





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

                                             (UNAUDITED)        (AUDITED)
                                               March 31,       December 31,
                                           1999       1998         1998
CAPITALIZATION AND LIABILITIES:

Capitalization:

  Common Stock Equity                    $75,867     $71,720     $75,351
  Preferred Stock, Non-Redeemable,
          Non-Cumulative                     225         225         225
  Preferred Stock, Redeemable, Cumulative  3,598       3,655       3,618
  Long-Term Debt, Less Current Portion    85,061      60,771      74,047
      Total Capitalization               164,751     136,371     153,241

Current Liabilities:
  Long-Term Debt, Current Portion          1,180       4,537       1,175
  Capitalized Leases, Current Portion        917       1,227         907
  Accounts Payable                        12,354      15,865      11,382
  Short-Term Debt                          3,375      15,300      20,000
  Dividends Declared and Payable           1,855       1,784         232
  Refundable Customer Deposits             1,334       1,744       1,293
  Taxes Payable (Refundable)               1,510       1,270      (1,056)
  Interest Payable                         1,344       1,203         841
  Other Current Liabilities                2,868       3,018       2,776
      Total Current Liabilities           26,737      45,948      37,550

Deferred Income Taxes                     42,477      42,127      43,027

Noncurrent Liabilities:
  Power Supply Contract Obligations      129,688        ---      129,688

  Capitalized Lease,
           Less Current Portion            4,217       4,136       4,287
  Other Noncurrent Liabilities             7,889       7,655       7,986
    Total Noncurrent Liabilities         141,794      11,791     141,961

TOTAL                                   $375,759    $236,237    $375,779



(The accompanying notes are an integral part of these statements.) UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (000's)
(UNAUDITED)

                                                Three Months Ended March 31,
                                                    1999            1998
Cash Flows from Operating Activities:
  Net Income                                        $2,744          $2,622
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
     Depreciation and Amortization                   2,949           2,340
     Deferred Taxes Provision                         (443)             99
     Amortization of Investment Tax Credit             (94)            (53)
  Changes in Working Capital:
     Accounts Receivable                            (2,218)           (711)
     Materials and Supplies                            665             620
     Prepayments                                       534            (449)
     Accrued Revenue                                 3,383           3,891
     Accounts Payable                                  972           1,131
     Refundable Customer Deposits                       41            (443)
     Taxes and Interest Payable                      3,069           1,939
  Other, Net                                        (1,894)           (188)
           Net Cash Provided by
           Operating Activities                      9,708          10,798

Cash Flows Used In Investing Activities:
     Acquisition of Property, Plant and Equipment   (2,752)         (2,958)
     Other Property and Investments                 (3,097)           ---
           Cash Used in Investing Activities        (5,849)         (2,958)

Cash Flows from Financing Activities:
     Net Decrease in Short-Term Debt               (16,625)         (2,700)
     Proceeds from Issuance of Long-Term Debt       12,000            ---
     Repayment of Long-Term Debt                      (980)         (3,057)
     Dividends Paid                                 (1,642)         (1,548)
     Issuance of Common Stock                        2,729             644
     Retirement of Preferred Stock                     (20)            (11)
     Repayment of Capital Lease Obligations            (60)           (253)
          Cash Used in Financing Activities         (4,598)         (6,925)

Net (Decrease) Increase in Cash                       (739)            915
Cash at Beginning of Year                            4,083           2,337
Cash at March 31                                    $3,344          $3,252



Supplemental Cash Flow Information:
    Interest Paid                                   $1,398          $1,773
    Federal Income Taxes Paid                        ---              ---


(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Dividends Declared Per Share:

	Two regular quarterly common stock dividends were declared during the first quarter of 1999 and 1998.

Common Stock Dividend:

	On March 18, 1999, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which is payable on May 14, 1999 to shareholders of record as of April 30, 1999.

	On January 19, 1999, the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate is $0.345 per share and was payable February 15, 1999 to shareholders of record as of February 1, 1999.

Note 2.

Common Stock:

	During the first quarter of 1999, the Company sold 7,528 shares of Common Stock, at an average price of $24.80 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $186,687 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

	Details on preferred stock at March 31, 1999, March 31, 1998 and December 31, 1998 are shown below (000's):

                                                 March 31,      December 31,
                                              1999       1998       1998
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                        $225       $225       $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                               215        215        215
    5% Dividend Series                          91         91         91
    6% Dividend Series                         168        168        168
    8.75% Dividend Series                      333        333        333
    8.25% Dividend Series                      386        406        406
    5.125% Dividend Series                     998      1,035        998
    8% Dividend Series                       1,407      1,407      1,407
      Total Redeemable Preferred Stock       3,598      3,655      3,618
           Total Preferred Stock            $3,823     $3,880     $3,843

Note 4.

Long-term Debt:

	Details on long-term debt at March 31, 1999, March 31, 1998 and December 31, 1998 are shown below (000's):
                                                  March 31,     December 31,
                                               1999      1998       1998

Concord Electric Company:
  First Mortgage Bonds:
Series H, 9.43%, due September 1, 2003          ---      5,200       ---
Series I, 8.49%, due October 14, 2024          6,000     6,000      6,000
Series J, 6.96%, due September 1, 1998        10,000      ---      10,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series H, 8.50%, due December 15, 2002          ---        700       ---
Series J, 9.43%, due September 1, 2003          ---      4,000       ---
Series K, 8.49%, due October 14, 2024          9,000     9,000      9,000
Series L, 6.96%, due September 1, 2028        10,000      ---      10,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004                13,000    14,000     14,000
6.75% Notes due November 30, 2023             19,000    19,000     19,000
7.37% Notes due January 15, 2029              12,000      ---       ---

Unitil Realty Corp.:
  Senior Secured Notes:
8.00% Notes due August 1, 2017                 7,241     7,408      7,222

Total                                         86,241    65,308     75,222
Less: Installments due within one year         1,180     4,537      1,175

Total Long-term Debt                         $85,061   $60,771    $74,047


Note 5.

	In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1999 and 1998; and results of operations for the three months ended March 31, 1999 and 1998; and consolidated statements of cash flows for the three months ended March 31, 1999 and 1998. Reclassifications are made periodically to amounts previously reported to conform with current year presentation.



	The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.



UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


EARNINGS

Basic earnings per average common share improved to $0.58 for the first quarter of 1999, up from $0.57 for the first quarter of 1998. This increase of $0.01 per share reflects higher electric and gas sales during the first quarter of 1999. Electric and gas sales to commercial and industrial customers were stronger in 1999, due to the healthy regional economy. Gas sales to residential customers were slightly weaker than the prior year, due to the mild early winter weather. Temperatures in our service territories were almost as warm as the record-setting warm winter weather in the first quarter of 1998. Also impacting earnings in the first quarter of 1999 were higher Depreciation and Operation and Maintenance expenses which were partially offset by lower Interest expense.

As shown in the Energy Sales Table on this page, total electric KWH sales for the quarter were up 5.7% and total Firm Therm gas sales were up 4.7% compared to the prior year. Sales to commercial and industrial customers were 7.8% and 13.1% higher for electric KWH and gas Firm Therm sales, respectively, in the first quarter of 1999 compared to 1998. Electric KWH sales to residential customers were 2.3% higher than the prior year. However, firm therm gas sales to residential customers were down 1.8% from prior year primarily because of the warm gas heating season early this year.

Total Operating Revenues were $42.3 million in the first quarter of 1999 compared to $44.0 million in the prior year, due to the Company's lower electric rates in 1999. Despite the increase in sales volumes, electric revenues were down, as a result of an 11% reduction in energy supply prices (which are passed through to customers) and a 10% rate reduction to our Massachusetts customers from electric utility industry restructuring. Similarly, the higher Firm Therm gas sales volume resulted in relatively flat gas revenues compared to prior year, because of lower gas supply prices in 1999. These lower gas supply prices offset an approved gas rate increase implemented by the Company on December 1, 1998.

Energy Sales (000's)
                                         Three Months Ended
KWH Sales                           3/31/99         3/31/98        Change
Residential                         154,673          151,129        2.3%
Commercial/Industrial               259,533          240,858        7.8%
   Total KWH Sales                  414,206          391,987        5.7%

Electric Revenue
Residential                          14,664           15,678       (6.5%)
Commercial/Industrial                21,520           21,981       (2.1%)
   Total Electric Revenue            36,184           37,659       (3.9%)

Firm Therm Sales                      5,394            5,493       (1.8%)
Residential                           4,846            4,283       13.1%
Commercial/Industrial                10,240            9,776        4.7%
   Total Firm Therm Sales

Gas Revenue
Residential                           3,250            3,457       (6.0%)
Commercial/Industrial                 2,580            2,358        9.4%
   Total Firm Gas Sales               5,830            5,815        0.3%
Interruptible Gas Sales                 326              511      (36.2%)
   Total Gas Revenue                  6,156            6,326       (2.7%)




During the first quarter, electric and gas energy supply costs were driven down by lower oil prices. These lower costs are reflected in lower Fuel and Purchased Power and lower Gas Purchased for Resale expenses. Both electric and gas energy supply costs are collected from customers through periodic cost recovery mechanisms. Therefore, changes in energy supply prices do not affect the Company's net income, as they mirror changes in energy supply costs.

Operation and Maintenance expenses increased over the prior year, due to the costs to implement and operate electric utility industry restructuring in Massachusetts. Similarly, the increase in Depreciation and Amortization expenses was a result of the accelerated write-off of electric generating assets, in accordance with Fitchburg Gas and Electric Light Company's ("FG&E") electric utility industry restructuring plan, which was approved on January 15, 1999. FG&E is Unitil's Electric and Gas Utility subsidiary in Massachusetts. Interest expense was lower in the first quarter of 1999, due to decreased borrowings and lower interest rates.

In March 1999 Unitil acquired a minority interest in North American Power Brokers, Inc., ("NAP"), for $3 million in cash. Unitil will be represented on NAP's Board of Directors and will play an active role in the strategic direction of NAP. At the same time, Unitil Resources, Inc. (URI) licensed NAP's innovative Internet-based technology for brokering electricity and natural gas sales between retail energy consumers and energy suppliers. URI will offer the retail energy electronic commerce system developed and owned by NAP to medium and large commercial and industrial customers, under the name "Usource". Usource will allow URI to deliver the price benefits of competitive supplier bidding to retail energy consumers, without URI undertaking the financial risk of commodity ownership.

The Company's Balance Sheet reflects the recording at December 31, 1998, of significant Regulatory Assets related to the approval by the Massachusetts Department of Telecommunications and Energy ("MDTE") of FG&E's Electric Restructuring Plan. FG&E has been allowed full recovery of its Transition Costs, estimated at $140 million, related to electric utility industry restructuring in Massachusetts. FG&E's Transition Costs include approximately $11 million of Net Book value of owned electric generation assets and approximately $129 million representing the Company's estimate, based on bids received, of the divestiture of FG&E's Power Supply contract portfolio.



Basic earnings per average common share for the 12 months ended March 31, 1999 and 1998, were $1.78 and $1.72, respectively. The increase is attributable to higher Electric and Gas margins, lower Interest Expense, and lower effective Income Tax rates which were partially offset by higher Operation and Maintenance and Depreciation and Amortization expenses.

RESTRUCTURING AND COMPETITION

Regulatory activity surrounding restructuring and competition continues in both Massachusetts and New Hampshire. March 1, 1998 was "Choice Date" or the beginning of competition for all electric consumers in Massachusetts, while New Hampshire's "Choice Date" slipped past both the proposed date of January 1, 1998, and the legislature's mandated July 1, 1998. Currently, approximately 10% of New Hampshire electric consumers can choose their electric supplier. The ability to choose for the remaining 90% is currently the subject of a federal court preliminary injunction (see below).

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

Pursuant to the Plan, on October 30, 1998, FG&E filed with the MDTE a proposed contract with Constellation Power Services Inc. for provision of Standard Offer Service. The MDTE's January 15, 1999 Order approves the FG&E/Constellation contract, and service thereunder commenced on March 1, 1999, and is scheduled to continue through February 28, 2005. This contract is the result of the first successful Standard Offer auction conducted in Massachusetts.

The January 15 Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. A contract for the sale of FG&E's interest in the New Haven
Harbor plant was filed with the MDTE on November 20, 1998. The MDTE approved the contract on March 31, 1999. A contract for the sale of FG&E's remaining generating assets and purchased power contracts is expected to be filed with the MDTE in the near future. All such contracts are subject to MDTE approval.

The first annual reconciliation filing was made with the MDTE in May of 1999. As a result of the reconciliations, FG&E is seeking to raise its transmission charges and to reduce its transition charges effective June 1, 1999. The MDTE's decision regarding this revenue neutral filing is pending.


Massachusetts (Gas) -In mid-1997, the MDTE directed all Massachusetts natural gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service, and directed FG&E and four other LDCs to file unbundled gas rates for its review. FG&E's unbundled gas rates were approved by the MDTE and implemented in November 1998.

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. That order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. On March 24, 1999 the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimatly be superceded by the permanent transportation service, beginning as early as November 1, 1999. The MDTE approved the settlement on April 2, 1999. On May 17, 1999, FG&E made a compliance filing with the MDTE to implement the interim firm gas transportation service for its largest general service customers effective June 1, 1999. The MDTE's decision is pending.

New Hampshire - On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for transition to a competitive electric market in New Hampshire. The order allowed Concord Electric Company and Exeter & Hampton Electric Company, Unitil's New Hampshire retail distribution utilities, to recover 100% of "stranded" costs for a two-year period, but excluded recovery of certain administrative-related charges.

Northeast Utilities' affiliate, Public Service Company of New Hampshire, appealed the NHPUC order in Federal District Court. A temporary restraining order was issued on March 10, 1997. In June 1997, Unitil was admitted as a Plaintiff Intervenor in the Federal Court proceeding. On June 9, 1998, the Federal Court issued an injunction continuing the freeze on NHPUC efforts to implement restructuring. Various interlocutory appeals and pre-trial disputes have delayed this proceeding and no date has been scheduled for a trial. However, at a preliminary hearing on April 7, 1999, the Judge reiterated the continuining injunction against implementation by the NHPUC. The Company will vigorously pursue its action in the federal court and simultaneously look for ways to resolve issues and bring forth choice to its retail customers.

	In September 1998, the Company reached a comprehensive restructuring settlement with key parties and filed this voluntary Agreement with the NHPUC. The Agreement was modified on October 20, 1998. In oral deliberations on November 2 and November 18, 1998, the NHPUC imposed conditions to approval of the Settlement which were unacceptable to the Company, and the Settlement was subsequently withdrawn. The component of the Agreement dealing with wholesale rates was filed with the Federal Energy Regulatory Commission ("FERC") in September 1998, and approved by the FERC in early November. However, implementation will not occur, as the changes were conditioned upon approval by the NHPUC. Unitil continues to participate actively in all proceedings and in several NHPUC-established working groups which will define details of the transition to competition and customer choice.


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

YEAR 2000 SOFTWARE COMPLIANCE DISCUSSION

	The Company recognizes the need to ensure its operations are not adversely affected by software or device failures related to the Year 2000 date recognition problem, (the "Y2K Issues"). Specifically, Y2K Issues would arise when software applications, or devices with embedded chips, fail to correctly recognize and process the year 2000 and beyond. Certain software applications and devices are certified to recognize and process date references to the year 2000 and beyond and they are deemed to be Year 2000 compliant, ("Year 2000 Compliance"). Potential software failures could create incorrect calculations, among other errors, and they present a risk to the integrity of our Company's financial systems and the reliability of our operating systems. In order to minimize the risk of disruption to our business operations, the Company is taking the actions described below, including communicating with suppliers, dealers, financial institutions and others with which it does business, to coordinate the identification, evaluation, remediation and testing of possible Y2K Issues which may affect the Company.

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




CAPITAL REQUIREMENTS

Capital expenditures for the three months ended March 31, 1999 were approximately $2.8 million. This compares to $3.0 million during the same period last year. Capital expenditures for the year 1999 are estimated to be approximately $15.7 million as compared to $14.5 million for 1998. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.



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




PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)



BASIC                                  Three Months Ended March 31,
EARNING PER SHARE                           1999            1998
Net Income                                 $2,744          $2,622
Less: Dividend Requirement
     on Preferred Stock                        68              69
Net Income Applicable
    to Common Stock                        $2,676          $2,553

Average Number of Common
    Shares Outstanding                      4,621           4,478

Basic Earnings Per Common Share             $0.58           $0.57





 DILUTED                                Three Months Ended March 31,
EARNINGS PER SHARE                          1999            1998

Net Income                                 $2,744          $2,622
Less: Dividend Requirement
     on Preferred Stock                        68              69
Net Income Applicable
    to Common Stock                        $2,676          $2,553

Average Number of Common
    Shares Outstanding                      4,629           4,590

Diluted Earnings Per Common Share           $0.58           $0.56


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

   Exhibit No.     Description of Exhibit                  Reference

           11      Computation in Support of
                   Earnings Per Average Common Share       Filed herewith



	(b)	Reports on Form 8-K

	On January 29, 1999 Unitil Corporation filed Form 8-K related to the approval of Fitchburg Gas and Electric Light Company's Electric Restructuring Plan by the Massachusetts Department of
        Telecommunications and Energy.













SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  UNITIL CORPORATION
                                                     (Registrant)




Date:  May 14, 1999                       /s/   Anthony J. Baratta, Jr.
                                                Anthony J. Baratta, Jr.
                                                Chief Financial Officer


Date: May 14, 1999                        /s/   Mark H. Collin
                                                Mark H. Collin
                                                Treasurer