Form 10-Q
period 1999-06-30
UNITIL CORP
filed 1999-08-13
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 1999


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


 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                               Outstanding at  August 1, 1999
    Common Stock, No par value                4,699,726  Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information                            Page No.


Consolidated Statements of Earnings - Three and Six
        Months Ended June 30, 1999 and 1998                 3

Consolidated Balance Sheets, June 30, 1999,
        June 30, 1998 and December 31, 1998                 4-5

Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1999 and 1998                        6

Notes to Consolidated Financial Statements                  7-9

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                  10-15

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                            16

Part II.  Other Information                                 17


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

                                      Three Months         Six Months
                                      Ended June 30,       Ended June 30,
                                      1999        1998      1999      1998
Operating Revenues
 Electric                           $39,051      $38,200    $75,235  $75,859
 Gas                                  3,672        3,335      9,828    9,661
 Other                                   38            7         45       15
  Total Operating Revenues           42,761       41,542     85,108   85,535

Operating Expenses
 Fuel and Purchased Power            26,000       25,645     48,906   50,787
 Gas Purchased for Resale             2,104        2,044      5,282    5,639
 Operation and Maintenance            6,333        6,124     12,270   11,754
 Depreciation and Amortization        2,914        2,571      5,849    4,901
 Provisions for Taxes:
   Local Property and Other           1,360        1,430      2,825    2,837
   Federal and State Income             648          519      2,023    1,889
      Total Operating Expenses       39,359       38,333     77,155   77,807
Operating Income                      3,402        3,209      7,953    7,728
    Non-Operating Expenses, Net          38           27         50       71
Income Before Interest Expense        3,364        3,182       7,903   7,657
   Interest Expense, Net              1,766        1,704       3,561   3,557
Net Income                            1,598        1,478       4,342   4,100
   Less Dividends on Preferred Stock     67           69         135     138
Net Income Applicable to
  Common Stock                       $1,531       $1,409      $4,207  $3,962

Average Common Shares
Outstanding                       4,695,844    4,496,758  4,658,443 4,487,546

Basic Earnings Per Share              $0.32        $0.31      $0.90     $0.88

Diluted Earnings Per Share            $0.32        $0.30      $0.90     $0.86

Dividends Declared Per Share
   of Common Stock (Note 1)          $0.345        $0.34      $1.035    $1.02







(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)


                                       (UNAUDITED)            (AUDITED)
                                         June 30,            December 31,
                                    1999          1998           1999
ASSETS:

Utility Plant:
  Electric                        $158,872      $170,583       $152,940
  Gas                               32,647        30,942         32,622
  Common                            21,572        20,003         20,876
  Construction Work in Progress      3,431         3,570          3,024
Total Utility Plant                216,522       225,098        209,462
   Less:  Accumulated
   Depreciation                     65,956        71,345         63,428
Net Utility Plant                  150,566       153,753        146,034


Current  Assets:
  Cash                               1,313         3,415          4,083
  Accounts Receivable -
  Less Allowance for
    Doubtful Accounts of
    $496, $682 and $646             15,380        15,363         15,999
  Materials and Supplies             2,205         2,695          2,962
  Prepayments                          709           648          1,147
  Accrued Revenue                    4,820         4,257          5,322
      Total Current Assets          24,427        26,378         29,513



Noncurrent Assets:
  Regulatory Assets                161,830        27,970        163,034

  Prepaid Pension Costs              8,789         8,363          8,591
  Debt Issuance Costs                1,382           886          1,320
  Other Noncurrent Assets           24,668        20,652         27,287
      Total Noncurrent Assets      196,669        57,871        200,232

TOTAL                             $371,662      $238,002       $375,779





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)



                                             (UNAUDITED)       (AUDITED)
                                               June 30,        December 31,
                                          1999         1998        1998
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                      $75,977     $71,881      $75,351
Preferred Stock,
Non-Redeemable, Non-Cumulative               225         225          225
Preferred Stock,
Redeemable, Cumulative                     3,532       3,618        3,618
Long-Term Debt,
Less Current Portion                      85,064      60,729       74,047
      Total Capitalization               164,798     136,453      153,241


Current Liabilities:
  Long-Term Debt, Current Portion          1,183       4,539        1,175
  Capitalized Leases, Current Portion        866       1,054          907
  Accounts Payable                        13,742      15,713       11,382
  Short-Term Debt                           ---       18,000       20,000
  Dividends Declared and Payable           1,861       1,752          232
  Refundable Customer Deposits             1,297       1,556        1,293
  Taxes (Refundable) Payable              (1,455)        (73)      (1,056)
  Interest Payable                         1,211       1,030          841
  Other Current Liabilities                3,458       3,132        2,776
      Total Current Liabilities           22,163      46,703       37,550

  Deferred Income Taxes                   43,163      41,958       43,027

Noncurrent Liabilities:
  Power Supply Contract Obligations      128,651        ---       128,651

  Capitalized Leases,
  Less Current Portion                     4,013       4,418        4,287
  Other Noncurrent Liabilities             8,874       8,470        9,023
    Total Noncurrent Liabilities         141,538      12,888      141,961

TOTAL                                   $371,662    $238,002     $375,779



(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
(UNAUDITED)



                                                 Six Months Ended June 30,
                                                    1999            1998
Net Cash Flow from Operating Activities:
  Net Income                                       $4,342          $4,100
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
     Depreciation and Amortization                  5,849           4,901
     Deferred Taxes Provision                         236            (33)
     Amortization of Investment Tax Credit           (188)          (190)
     Amortization of Debt Issuance Costs               30             32
  Changes in Working Capital:
     Accounts Receivable                              619          1,527
     Materials and Supplies                           757            (32)
     Prepayments                                      240           (457)
     Accrued Revenue                                  502          2,539
     Accounts Payable                               2,360            979
     Refundable Customer Deposits                       4           (631)
     Taxes and Interest Payable                       (29)           424
   Other, Net                                      (2,228)          (308)
           Net Cash Provided by
           Operating Activities                    12,494         12,851

Net Cash Flows from Investing Activities:
     Acquisition of Property,
     Plant and Equip.                              (6,009)        (6,213)
     Proceeds from Sale of
     Electric Generation Assets                     5,288           ---
     Acquisition of Other Property
     and Investments                               (3,271)          ---
           Net Cash Used in Investing
           Activities                              (3,992)        (6,213)

Cash Flows from Financing Activities:
     Net Decrease in Short-Term Debt              (20,000)           --
     Proceeds from Issuance of Long-Term Debt      12,000            --
     Repayment of Long-Term Debt                     (975)        (3,098)
     Dividends Paid                                (3,324)        (3,176)
     Issuance of Common Stock                       1,621            905
     Retirement of Preferred Stock                    (86)           (47)
     Repayment of  Capital Lease Obligations         (508)          (144)
          Net  Cash Flows Used in
          Financing Activities                    (11,272)        (5,560)
Net  (Decrease) Increase in Cash                   (2,770)         1,078
Cash at Beginning of  Year                          4,083          2,337
Cash at June 30,                                   $1,313         $3,415
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                                  $3,449         $3,650
    Federal Income Taxes Paid                      $1,912         $1,290
    Non-Cash Financing Activities:
       Capital Leases Incurred                       $193           $365


(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
Note 1.

Dividends Declared Per Share:

Three regular quarterly common stock dividends were declared during the six month periods ended June 30, 1999 and 1998.

Common Stock Dividend:

On June 24, 1999, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which was payable on August 13, 1999 to shareholders of record as of July 30, 1999.

On March 18, 1999, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which was payable on May 14, 1999 to shareholders of record as of April 30, 1999.

On January 19, 1999 the Company's Board of Directors approved a 1.5% increase to the dividend rate on its common stock. The new regular dividend rate of $0.345 per share was payable February 15, 1999 to shareholders of record as of February 1, 1999.

Note 2.

Common Stock:

During the second quarter of 1999, the Company sold 7,466 shares of Common Stock, at an average price of $22.14 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $165,319 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

Details on preferred stock at June 30, 1999, June 30, 1998 and December
31, 1998 are shown below:
(Amounts in Thousands)
                                             June 30,           December 31,
                                        1999            1998         1998
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                   $225           $225         $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                          215            215          215
    5% Dividend Series                     91             91           91
    6% Dividend Series                    168            168          168
    8.75% Dividend Series                 333            344          344
    8.25% Dividend Series                 385            395          395
    5.125% Dividend Series                987            998          998
    8% Dividend Series                  1,353          1,407        1,407
      Total Redeemable
      Preferred Stock                   3,532          3,618        3,618
           Total Preferred Stock       $3,757         $3,843       $3,843


Note 4.

Long-term Debt:

Details on long-term debt at June 30, 1999, June 30, 1998 and
December 31, 1998 are shown below:

(Amounts in Thousands)

                                                  June 30,       December 31,
                                             1999          1998       1998

Concord Electric Company:
  First Mortgage Bonds:
Series H, 9.43%, due September 1, 2003        --           5,200        --
Series I, 8.49%, due October 14, 2024        6,000         6,000      6,000
Series J, 6.96%, due September 1, 2028      10,000           --      10,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series H, 8.50%, due December 15, 2002         --            700        --
Series J, 9.43%, due September 1, 2003         --          4,000        --
Series K, 8.49%, due October 14, 2024        9,000         9,000      9,000
Series L, 6.96%, due September 1, 2028      10,000           --      10,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004              13,000         14,000    14,000
6.75% Notes due November 30, 2023           19,000         19,000    19,000
7.37% Notes due January 15, 2029            12,000           --        --

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017               7,247          7,368     7,222


Total                                       86,247         65,268    75,222
Less: Installments due
within one year                              1,183          4,539     1,175

Total Long-term Debt                       $85,064        $60,729   $74,047


Note 5.

Contingencies:

The Company is currently undergoing an audit of the 1992 and 1993 Federal income tax returns by the Internal Revenue Service. Although the outcome cannot be predicted with certainty, it is not expected to have a material impact on the Company's results of operations.


Note 6.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1999 and 1998; and results of operations for the three and six months ended June 30, 1999 and 1998; and consolidated statements of cash flows for the six months ended June 30, 1999 and 1998. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

EARNINGS

The Company earned $0.32 per average common share (basic) for the second quarter of 1999, up from $0.31 for the second quarter of 1998. The increase of $0.01 per share was driven by higher Electric Sales to all customer classes during the quarter, due to growth fueled by the overall healthy regional economy and warmer-than-normal early summer temperatures. However, because of this warmer weather, second quarter Gas Sales were off, compared to prior year. Total Revenues increased by 2.9% for the second quarter of 1999, compared to 1998. These revenue gains were partially offset by higher Depreciation and Operation and Maintenance expenses related to utility industry restructuring.

On a year-to-date basis, basic earnings were up $0.02 to $0.90 per average common share, compared to the six months ended June 30,1998.

Total electric KWH sales volume improved 4.9% in the second quarter and 5.3% on a year-to-date basis in 1999, compared to 1998. While Firm Therm gas sales were down 8.2% during the second quarter, they increased slightly - by 0.5% - over the first two quarters of 1998 (See Table).


Sales and Revenues (000's)
                           Three Months Ended         Six Months Ended
KWH Sales               6/30/99   6/30/98  Change   6/30/99   6/30/98  Change
Residential             124,464   120,693   3.1%    279,137   271,822   2.7%
Commercial/Industrial   253,724   239,781   5.8%    513,257   480,639   6.8%
   Total KWH Sales      378,188   360,474   4.9%    792,394   752,461   5.3%

Electric Revenue
Residential             $13,897   $13,976  (0.6)%   $28,561   $29,654  (3.7)%
Commercial/Industrial    25,154    24,224   3.8%     46,674    46,205   1.0%
   Total Electric
   Revenue              $39,051   $28,200   2.2%    $75,235   $75,859  (0.8)%

Firm Therm Sales
Residential               2,235     2,496 (10.5)%     7,629     7,989  (4.5)%
Commercial/Industrial     2,074     2,199  (5.7)%     6,920     6,482   6.8%
   Total Firm
   Therm Sales            4,309     4,695  (8.2)%    14,549    14,471   0.5%

Gas Revenue
Residential              $1,681    $1,805  (6.9)%    $4,931    $5,262  (6.3)%
Commercial/Industrial     1,265     1,162   8.9%      3,845     3,520   9.2%
   Total Firm
   Gas Revenue            2,946     2,967  (0.7)%     8,776     8,782  (0.1)%
Interruptible Gas
Revenue                     726       368  97.3%      1,052       879  19.7%
   Total Gas Revenues    $3,672    $3,335  10.1%     $9,828    $9,661   1.7%



Despite the mild winter weather during the first half of 1999, total energy sales were favorable to prior year, partially as a result of increased sales to a major customer who had previously curtailed its operations and then restarted and expanded operations in the last half of 1998 and the first half of 1999. However, this customer recently notified the Company that, because of a bankruptcy filing by its parent, it has suspended operations. As a result, the Company now anticipates that energy sales to this customer will be significantly reduced in the near future.

Total Operating Revenues were $42.8 million in the second quarter of 1999, compared to $41.5 million in the prior year. The increase in Electric Operating revenues of 2.2% in the second quarter of 1999 was due to higher KWH sales volume, partially offset by the Company's lower electric rates in 1999. The lower electric rates are a result of a reduction in energy supply prices, which are passed through to customers. Also, a 10% rate reduction, granted to our Massachusetts customers as a result of electric utility industry restructuring, began in March, 1998. On a year-to-date basis, Electric Operating revenues were $75.2 million in 1999, compared to $75.9 million in 1998.

Lower Firm Therm gas sales volume in the second quarter resulted in relatively flat Firm Therm gas revenues compared to the prior year. Lower gas supply prices in 1999 offset an approved gas base rate increase implemented by the Company on December 1, 1998. Total gas revenues in the second quarter increased by 10.1% compared to the prior year, due to the significant increase in interruptible gas sales. Margins earned on interruptible gas sales are used to lower rates directly to firm gas customers through the cost of gas adjustment mechanism.

For the six months ended June 30, 1999, Operation and Maintenance expenses increased over the prior year due to the costs of customer information, metering and billing systems and accounting and other administrative systems needed to implement electric and gas utility industry restructuring. The increase in Depreciation and Amortization expenses during the same period was due to the accelerated write-off of electric generating assets - including the Company's abandoned investment in Seabrook Station as a result from electric utility industry restructuring in Massachusetts.

In 1999 Unitil acquired a minority interest in North American Power Brokers, Inc. ("NAP"), through the purchase of Preferred Stock and Common Stock Warrants for approximately $3 Million in cash. Also, Unitil Resources, Inc.
(URI) purchased NAP's New York customer list and now, under the name "Usource", offers retail energy consumers the price benefits of competitive energy supplier bidding, without URI or its customers undertaking the financial risk of commodity ownership.

As previously reported, the Company's Balance Sheet reflects the recording at December 31, 1998, of significant Regulatory Assets, estimated at $140 million, related to the approval by the Massachusetts Department of Telecommunications and Energy ("MDTE") of Fitchburg Gas and Electric Light Company's ("FG&E") Electric Restructuring Plan. FG&E is Unitil's Electric and Gas Utility subsidiary in Massachusetts. FG&E's divestiture process is complete and consummation awaits MDTE approval, which is expected in the third quarter.

Basic earnings per average common share for the 12 months ended June 30, 1999 and 1998, were $1.79 and $1.68, respectively. The increase is attributable to higher Electric and Gas marginal revenues, lower Interest Expense and lower effective Income Tax rates which were partially offset by higher Operation and Maintenance and Depreciation and Amortization expenses.


RESTRUCTURING AND COMPETITION

Regulatory activity surrounding restructuring and competition continues in both Massachusetts and New Hampshire. March 1, 1998 was "Choice Date" or the beginning of competition for all electric consumers in Massachusetts, while New Hampshire's "Choice Date" slipped past the legislature's mandated date of July 1, 1998 and is currently the subject of a federal court injunction (see below).

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

The January 15 Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. A contract for the sale of FG&E's interest in the New Haven Harbor plant was filed with the MDTE on November 20, 1998. The MDTE approved the contract on March 31, 1999 and the deal closed on April 14, 1999. A contract for the sale of the entire output from FG&E's remaining generating assets and purchased power contracts was filed with the MDTE on June 11, 1999. MDTE approval is pending.

The first annual reconciliation filing was made with the MDTE on May 5, 1999. As a result of the reconciliations, approved by the MDTE on May 28, 1999, FG&E raised its transmission charges and reduced its transition charges effective June 1, 1999. On July 30, 1999, FG&E filed with the MDTE a proposal to lower its transition charge effective September 1, 1999, to reflect: a) the legislative requirement to increase its retail rate discount another 5%, to 15%; b) the impact of inflation since mid-1997; and c) the effects of the divestiture of its generation assets and sale of the output from its portfolio of purchased power contracts.

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

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. That order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. On March 24, 1999 the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, beginning as early as November 1, 1999. The MDTE approved the settlement on April 2, 1999. On May 17, 1999, FG&E made a compliance filing with the MDTE to implement the interim firm gas transportation service for its largest general service customers effective June 1, 1999. On May 28, 1999, the MDTE approved FG&E's Interim Firm Transportation filing. On June 11, 1999, FG&E filed a Firm Gas Peaking Service with the MDTE to complement the Interim Firm Transportation Service. The MDTE's decision is pending. FG&E continues to work with the other Massachusetts LDCs and various stakeholders to develop and implement the infrastructure to complete the restructuring of gas service for all customers in Massachusetts.

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

Northeast Utilities' affiliate, Public Service Company of New Hampshire
(PSNH), appealed the NHPUC order in Federal District Court. A temporary restraining order was issued on March 10, 1997. In June 1997, Unitil was admitted as a Plaintiff Intervenor in the Federal Court proceeding. On June 9, 1998, the Federal Court issued an injunction continuing the freeze on NHPUC efforts to implement restructuring. Various interlocutory appeals and pretrial disputes have delayed this proceeding and no date has been scheduled for a trial. However, at a preliminary hearing on April 7, 1999, the Judge reiterated the continuing injunction against implementation by the NHPUC. The Company will vigorously pursue its action in the federal court and simultaneously look for ways to resolve issues and bring forth choice to its retail customers.

In September 1998, the Company reached a comprehensive restructuring settlement with key parties and filed this voluntary Agreement with the NHPUC. The Agreement was modified on October 20, 1998. In oral deliberations on November 2 and November 18, 1998, the NHPUC imposed conditions to approval of the Settlement which were unacceptable to the Company, and the Settlement was subsequently withdrawn. The component of the Agreement dealing with wholesale rates was filed with the Federal Energy Regulatory Commission ("FERC") in September 1998, and approved by the FERC in early November. However, implementation will not occur, as the changes were conditioned upon approval by the NHPUC. Unitil continues to participate actively in all proceedings and in several NHPUC-established working groups which will define details of the transition to competition and customer choice. In June 1999, the Governor of New Hampshire announced a Memorandum of Understanding (MOU) with PSNH intended to lead to a comprehensive settlement of all restructuring issues for PSNH. A settlement was subsequently filed with the NHPUC on August 2, 1999 for review and approval. Extensive hearings on the settlement are expected.

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

Millstone Unit No. 3- FG&E has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. Due to various operating problems and NRC oversight, Millstone 3 was out of service from March 30, 1996 until early July, 1998.

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

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases and both cases are continuing.


YEAR 2000 SOFTWARE COMPLIANCE DISCUSSION

The Company recognizes the need to ensure its operations are not adversely affected by software or device failures related to the Year 2000 date recognition problem, ("Y2K Issues"). Specifically, Y2K Issues would arise when software applications, or devices with embedded chips, fail to correctly recognize and process the year 2000 and beyond. Certain software applications and devices are certified to recognize and process date references to the year 2000 and beyond and they are deemed to be Year 2000 compliant, ("Year 2000 Compliance"). Potential software failures could create incorrect calculations, among other errors, and they present a risk to the integrity of our Company's financial systems and the reliability of our operating systems. In order to minimize the risk of disruption to our business operations, the Company is taking the actions described below, including communicating with suppliers, dealers, financial institutions and others with which it does business, to coordinate the identification, evaluation, remediation and testing of possible Y2K Issues which may affect the Company.

The Company has established a centralized task force to identify and implement necessary changes to the Company's internal computer systems, controlling hardware devices and software applications in order to achieve Year 2000 Compliance for those systems. The remediation of Y2K Issues and testing of all critical components of the Company's internal systems was completed on June 30, 1999.

The Company has also established processes for evaluating and managing the risks and possible costs associated with Y2K Issues which may exist in systems external to the Company's operations, but could affect the Company's operations indirectly. The Company has already directed efforts to notify our critical vendors and suppliers about Y2K Issues which may affect our operations, and most are already providing important information about the Year 2000 readiness of their organizations. Testing of certain critical systems has been completed, in conjunction with our key suppliers and vendors, and the Company is currently developing contingency plans for circumstances where assurance of Year 2000 Compliance cannot be obtained or where we believe the greatest Y2K susceptibility exists.

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

In addition, while the Company currently believes that its own mission-critical systems are Year 2000 Compliant, it cannot guarantee the compliance of other systems operated by other companies upon which it depends. For example, the Company's ability to provide electricity to its customers depends upon the regional electric transmission grid which connects the systems of neighboring utilities to provide electric power for the region. If one company's system is not Year 2000 Compliant, then a failure could impact all providers within the grid, including Unitil. Similarly, the Company's gas operations depend upon natural gas pipelines that it does not own or control, and any Year 2000 noncompliance associated with these pipelines may affect the Company's ability to provide natural gas to its customers. Failure to achieve Year 2000 readiness could have a material effect on the Company's results of operations, financial position and cash flows.

INVESTING ACTIVITIES

Capital expenditures on plant and equipment for the six months ended June 30, 1999 were approximately $6.0 million. This compares to $6.2 million during the same period last year. Capital expenditures for plant and equipment for the year 1999 are estimated to be approximately $15.2 million as compared to $14.5 million for 1998. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

In 1999 Unitil acquired a minority interest in North American Power Brokers, Inc. ("NAP"), through the purchase of Preferred Stock and Common Stock Warrants for approximately $3 million in cash. Also, Unitil Resources, Inc. (URI) purchased NAP's New York customer list and now, under the name "Usource", offers retail energy consumers the price benefits of competitive energy supplier bidding, without URI or its customers undertaking the financial risk of commodity ownership.

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



PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)

(Amounts in Thousands, except Shares and Per Share Data)


                                 Three Months Ended     Six Months Ended
                                      June 30,                 June 30,
BASIC EARNINGS PER SHARE           1999         1998       1999        1998

Net Income                        $1,598       $1,478     $4,342      $4,100
Less: Dividend Requirement
     on Preferred Stock               67          69         135         138
Net Income Applicable
    to Common Stock               $1,531      $1,409      $4,207      $3,962

Average Number of Common
    Shares Outstanding         4,695,844   4,496,758   4,658,443   4,487,546

Basic Earnings Per Common Share    $0.32       $0.31       $0.90       $0.88





                                  Three Months Ended     Six Months Ended
                                       June 30,                 June 30,
DILUTED EARNINGS PER SHARE          1999        1998      1999        1998

Net Income                         $1,598     $1,478     $4,342      $4,100
Less: Dividend Requirement
     on Preferred Stock                67         69        135         138
Net Income Applicable
    to Common Stock                $1,531     $1,409     $4,207      $3,962

Average Number of Common
    Shares Outstanding          4,703,965  4,605,770  4,667,028   4,599,252

Diluted Earnings per
Common Share                        $0.32      $0.30      $0.90       $0.86


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share    Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended June 30, 1999, the Company did not file any reports on Form 8-K.


SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    UNITIL CORPORATION
                                                      (Registrant)




Date:  August 11, 1999                        /s/   Anthony J. Baratta, Jr.
                                                    Anthony J. Baratta, Jr.
                                                    Chief Financial Officer



Date: August 11,1999                          /s/   Mark H. Collin
                                                    Mark H. Collin
                                                    Treasurer