Form 10-Q
period 1999-09-30
UNITIL CORP
filed 1999-11-15
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       September 30, 1999


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


 Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                 Outstanding at  November 1, 1999
Common Stock, No par value                   4,706,140  Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information								                Page No.


Consolidated Statements of Earnings - Three and Nine
        Months Ended September 30, 1999 and 1998               3

Consolidated Balance Sheets, September 30, 1999,
        September 30, 1998 and December 31, 1998             4-5

Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1999 and 1998                      6

Notes to Consolidated Financial Statements                   7-9

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                 10-16

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                              17

Part II.  Other Information                                   18


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(Amounts in Thousands, except Shares and Per Share Data)

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   1999       1998       1999        1998
Operating Revenues
  Electric                       $39,818     $37,875   $115,053    $113,734
  Gas                              2,820       2,433     12,648      12,094
  Other                              100           7        145          22
      Total Operating Revenues    42,738      40,315    127,846     125,850
Operating Expenses
  Fuel and Purchased Power        26,564      24,932     75,470      75,719
  Gas Purchased for Resale         1,620       1,583      6,902       7,222
  Operation and Maintenance        6,413       5,808     18,683      17,562
  Depreciation and Amortization    2,598       2,609      8,447       7,510
  Provisions for Taxes:
    Local Property and Other       1,389       1,362      4,214       4,199
    Federal and State Income         762         624      2,785       2,513
      Total Operating Expenses    39,346      36,918    116,501     114,725
Operating Income                   3,392       3,397     11,345      11,125
    Non-Operating Expense, Net        29          35         79         106
Income Before Interest Expense     3,363       3,362     11,266      11,019
    Interest Expense, Net          1,654       1,645      5,215       5,202
Net Income                         1,709       1,717      6,051       5,817
    Less Dividends on
    Preferred Stock                   66          68        201         206
Net Income Applicable to
    Common Stock                  $1,643      $1,649     $5,850      $5,611

Average Common
Shares Outstanding             4,703,069   4,508,648  4,673,318   4,494,580

Basic Earnings Per Share           $0.35       $0.37      $1.25       $1.25

Diluted Earnings Per Share         $0.35       $0.36      $1.25       $1.22

Dividends Declared per Share
   of Common Stock (Note 1)       $0.345       $0.34      $1.38       $1.36







(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

                                             (Unaudited)          (Audited)
                                             September 30,       December 31,
                                         1999            1998        1998
ASSETS

Utility Plant
  Electric                             $161,994        $172,371    $152,940
  Gas                                    33,394          31,314      32,622
  Common                                 21,890          20,655      20,876
  Construction Work in Progress           2,338           5,096       3,024
Total Utility Plant                     219,616         229,436     209,462
   Less:  Accumulated Depreciation       67,376          72,824      63,428
Net Utility Plant                       152,240         156,612     146,034


 Current Assets
  Cash                                    3,150           4,375       4,083
  Accounts Receivable -
    Less Allowance
    for Doubtful Accounts
    of $519, $662 and $646               15,469          15,578      15,999
  Materials and Supplies                  2,829           3,453       2,962
  Prepayments                               667             534       1,147
  Accrued Revenue                         5,246           3,816       5,322
      Total Current Assets               27,361          27,756      29,513


Noncurrent Assets
  Regulatory Assets                     161,746          27,086     163,034

  Prepaid Pension Costs                   8,888           8,483       8,591
  Debt Issuance Costs                     1,367           1,308       1,320
  Other Noncurrent Assets                23,668          20,296      27,287
      Total Noncurrent Assets           195,669          57,173     200,232

TOTAL                                  $375,270        $241,541    $375,779





(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

                                              (Unaudited)         (Audited)
                                              September 30,      December 31,
                                             1999        1998       1998
CAPITALIZATION AND LIABILITIES

Capitalization

Common Stock Equity                        $76,177     $72,320     $75,351
Preferred Stock,  Non-Redeemable,
        Non-Cumulative                         225         225         225
Preferred Stock,  Redeemable,
        Cumulative                           3,532       3,618       3,618
Long-Term Debt, Less Current Portion        85,015      74,152      74,047
      Total Capitalization                 164,949     150,315     153,241


Current Liabilities
  Long-Term Debt, Current Portion            1,187       1,175       1,175
  Capitalized Leases, Current Portion          813       1,046         907
  Accounts Payable                          14,777      14,244      11,382
  Short-Term Debt                            2,500      12,575      20,000
  Dividends Declared and Payable             1,838       1,803         232
  Refundable Customer Deposits               1,248       1,346       1,293
  Taxes (Refundable) Payable                (1,914)        402      (1,056)
  Interest Payable                           1,378       1,765         841
  Other Current Liabilities                  4,035       2,702       2,776
      Total Current Liabilities             25,862      37,058      37,550

Deferred Income Taxes                       43,255      41,729      43,027

Noncurrent Liabilities
  Power Supply Contract Obligations        128,651        ---      128,651

  Capitalized Leases,
     Less Current Portion                    3,820       4,163       4,287
  Other Noncurrent Liabilities               8,733       8,276       9,023
    Total Noncurrent Liabilities           141,204      12,439     141,961

TOTAL                                     $375,270    $241,541    $375,779



(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in Thousands)

                                              Nine Months Ended September 30,
                                                    1999            1998
Net Cash Flow from Operating Activities:
  Net Income                                       $6,051          $5,817
  Adjustments to Reconcile Net Income to Cash
    Provided by Operating Activities:
     Depreciation and Amortization                  8,447           7,510
     Deferred Tax Provisions                          535             (42)
     Amortization of Investment Tax Credit           (251)           (327)
     Amortization of Debt Issuance Costs               45              46
  Changes in Working Capital:
     Accounts Receivable                              530           1,312
     Materials and Supplies                           133            (790)
     Prepayments                                      183            (463)
     Accrued Revenue                                   76           2,980
     Accounts Payable                               3,395            (490)
     Refundable Customer Deposits                     (45)           (841)
     Taxes and Interest Payable                      (321)          1,634
   Other, Net                                         804          (1,043)
           Net Cash Provided by
           Operating Activities                    19,582          15,303

Net Cash Flows from  Investing Activities:
     Acquisitions of Property,
       Plant and Equipment                        (11,916)        (10,785)
     Proceeds from Sale of Electric
       Generation Assets                            5,288             ---
     Acquisition of Other Property
       and Investments                             (3,271)            ---
           Net Cash Used in
           Investing Activities                    (9,899)        (10,785)

Cash Flows from Financing Activities:
     Net Decrease in Short-Term Debt              (17,500)         (5,425)
     Proceeds From Issuance of Long-Term Debt      12,000          20,000
     Repayment of Long-Term Debt                   (1,019)        (13,039)
     Dividends Paid                                (5,037)         (4,728)
     Issuance of Common Stock                       1,780           1,166
     Retirement of Preferred Stock                    (86)            (47)
     Repayment of  Capital Lease Obligations         (754)           (407)
          Net  Cash Flows Used In
          Financing Activities                    (10,616)         (2,480)
Net (Decrease) Increase in Cash                      (933)          2,038
Cash at Beginning of  Year                          4,083           2,337
Cash at September 30,                              $3,150          $4,375

Supplemental Cash Flow Information:
  Cash Paid for:
    Interest                                       $5,153          $5,289
    Federal Income Taxes                           $3,133          $1,990
    Non-Cash Financing Activities:
       Capital Leases Incurred                       $193            $365


(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.		Dividends:

Four regular quarterly common stock dividends were declared during the nine month periods ended September 30, 1999 and 1998.

On September 23, 1999, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which is payable on November 15, 1999 to shareholders of record as of November 1, 1999.

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

During the third quarter of 1999, the Company sold 6,764 shares of Common Stock, at an average price of $23.40 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $158,255 were used to reduce short-term borrowings.


Note 3.		Preferred Stock:

Details on preferred stock at September 30, 1999, September 30, 1998 and December 31, 1998 are shown below:
(Amounts in Thousands)
                                             (Unaudited)       (Audited)
                                            September 30,     December 31,
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

Details on long-term debt at September 30, 1999, September 30, 1998 and December 31, 1998 are shown below:
(Amounts in Thousands)

                                                (Unaudited)      (Audited)
                                               September 30,    December 31,
                                             1999        1998        1998

Concord Electric Company:
  First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024        6,000      6,000       6,000
Series J, 6.96%, due September 1, 2028      10,000     10,000      10,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024        9,000      9,000       9,000
Series L, 6.96%, due September 1, 2028      10,000     10,000      10,000

Fitchburg Gas and Electric Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004              13,000     14,000      14,000
6.75% Notes due November 30, 2023           19,000     19,000      19,000
7.37% Notes due January 15, 2028            12,000       ---         --

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017               7,202      7,327       7,222

Total                                       86,202     75,327      75,222
Less: Installments due within one year       1,187      1,175       1,175

Total Long-term Debt                       $85,015    $74,152     $74,047








Note 5.

Contingencies:

The Company is currently undergoing an audit of the 1992 and 1993 Federal income tax returns by the Internal Revenue Service (IRS). Although the IRS has not completed its examination of these returns, it has proposed adjustments relating to the timing of tax deductions taken by Unitil in those years. The Company strongly disagrees with the IRS' position and will vigorously contest it. If the IRS prevails with its position, the Company may be required to pay additional taxes and interest. However, those taxes will be recovered in future years. Although the outcome cannot be predicted with certainty, the Company's management does not expect it to have a material adverse impact on the Company's results of operations.



Note 6.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1999 and 1998; and results of operations for the three and nine months ended September 30, 1999 and 1998; and consolidated statements of cash flows for the nine months ended
September 30, 1999 and 1998. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


EARNINGS

Net income for the third quarter of 1999 was $1.6 million, which was on par with net income for the third quarter of 1998. However, basic earnings per average common share decreased $0.02 from the third quarter of 1998 to $0.35, as there were 4.7 million average common shares outstanding in 1999, compared to only 4.5 million average common shares in 1998. The increased shares outstanding is the result of the issuance of shares to the Company's Dividend Reinvestment, Stock Purchase and Stock Option plans over the last twelve months. The dilutive effect of these plans on earnings per share will decline, as the Company moves to open market purchases to meet its share issuance obligations. Basic earnings per average common share were $1.25 for both the nine months ended September 30 in both 1999 and 1998, on net income of $5.8 million in 1999 and $5.6 million in 1998.

Third quarter Total Operating Revenues grew by 6.0%, from $40.3 million to $42.7 million in 1999 compared to the same period last year. Higher electric revenues were driven by unusually hot summer weather during the quarter and the continuing beneficial effects of the strong regional economy. In the Company's utility service territories, average cooling degree days were well above normal during the third quarter. These high summer season revenues helped offset lower revenues in the first quarter, reflecting the unseasonably mild winter weather. On a year-to-date basis, Total Operating Revenues were $127.8 million in the first nine months of 1999, compared to $125.8 million in the first nine months of 1998.

Total electric KWH sales volume improved 1.7% in the third quarter and 4.0% on a year-to-date basis in 1999, compared to 1998. Residential KWH sales were 7.4% higher in the third quarter of 1999 due to the hot summer weather. Sales to commercial and industrial customers were down 1.2% compared to last year, because a major customer filed bankruptcy and curtailed operations in the second quarter of 1999. Gas firm therm sales, which suffered during the mild winter, were lower in the third quarter of 1999 compared to 1998, but are about even with last year on a year-to-date basis. Through nine months, gas sales to commercial and industrial customers are up 6.1% over 1998, while gas sales to residential customers are down 5.5%.

The increase in Electric Revenues in the third quarter of 1999 of 5.1% was due to increased KWH sales and an increase in energy supply prices, which are passed through to customers. Similarly, the 29.9% increase in Firm Gas Revenues reflects higher rates for distribution service, and higher gas supply costs which are also passed through to customers.

In addition to electric and gas supply costs, Operation and Maintenance (O&M) expenses increased $0.6 million in the third quarter over the prior year. Contributing to the increase in O&M costs were other charges that are flowed through to customers via rate recovery mechanisms, including Conservation and Load Management programs, as well as costs of customer information, metering and billing systems and administrative systems needed to implement electric and gas utility industry restructuring. Higher income tax expense compared to last year reflects higher effective income tax rates.

The third quarter of 1999 was the first full quarter of operations for Usource, Unitil's Internet-based energy brokering business. As previously reported, in March 1999, Unitil acquired a minority interest in Enermetrix.com (formerly known as North American Power Brokers, Inc.), through the purchase of Preferred Stock and Common Stock Warrants for approximately $3.0 million in cash. In November 1999, the Company invested an additional $1.0 million in Enermetrix.com through the purchase of preferred stock. Also, Unitil Resources, Inc. (URI) purchased the New York customer list of Enermetrix.com and now offers retail energy consumers the price benefits of competitive energy supplier bidding, without URI or its customers undertaking the financial risk of commodity ownership. The Company has recorded Usource brokerage fee income, primarily on gas commodity sales to customers in New York, of approximately $20,000 for the nine months ended September 30, 1999.

The Company's Balance Sheet continues to reflect the recording at December 31, 1998, of significant Regulatory Assets, estimated at $140 million, related to electric utility industry restructuring in Massachusetts.

Sales and Revenues (000's)
                           Three Months Ended          Nine Months Ended
KWH Sales               9/30/99   9/30/98  Change   9/30/99   9/30/98  Change
Residential             150,755   140,336   7.4%    429,892   412,159   4.3%
Commercial/Industrial   275,382   278,717  (1.2)%   788,639   759,355   3.9%
   Total KWH Sales      426,137   419,053   1.7%  1,218,531 1,171,514   4.0%

Electric Revenue
Residential             $14,837   $14,004   5.9%    $43,398   $43,658  (0.6)%
Commercial/Industrial    24,981    23,871   4.6%     71,655    70,076   2.3%
   Total Electric
   Revenue              $39,818   $37,875   5.1%   $115,053  $113,734   1.2%

Firm Therm Sales
Residential                 796       923 (13.8)%     8,425     8,912  (5.5)%
Commercial/Industrial     1,168     1,143   2.2%      8,088     7,625   6.1%
   Total Firm
   Therm Sales            1,964     2,066  (4.9)%    16,513    16,537  (0.1)%

Gas Revenue
Residential              $1,132    $  984  15.0%     $6,063    $6,246  (2.9)%
Commercial/Industrial     1,142       767  48.9%      4,987     4,287  16.3%
   Total Firm
   Gas Revenue            2,274     1,751  29.9%     11,050    10,533   4.9%
Interruptible Gas
Revenue                     546       682 (19.9)%     1,598     1,561   2.4%
   Total Gas Revenues    $2,820    $2,433  15.9%    $12,648   $12,094,  4.6%


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

Massachusetts gas industry restructuring plans continue to be under development. The Massachusetts Department of Telecommunications and Energy
(MDTE), gas utilities and other stakeholders began a collaborative effort in late 1997 to develop solutions to the many issues that surround restructuring the local natural gas distribution business.

Unitil has been preparing for electric and gas industry restructuring by developing transition plans that will move its utility subsidiaries into this new market structure in a way that will ensure fairness in the treatment of the Company's assets and obligations that are dedicated to the current regulated franchises and, at the same time, provide choice for all customers.

Massachusetts (Electric)- On January 15, 1999, the MDTE gave final approval to Fitchburg Gas and Electric Light Company's (FG&E) restructuring plan with certain modifications. The Plan provides customers with: a) a choice of energy supplier; b) an option to purchase Standard Offer Service (i.e. state-mandated energy service) provided by FG&E at regulated rates for up to seven years; and c) a cumulative 15% rate reduction. The Plan also provides for FG&E to divest generation assets and its portfolio of purchased power contracts. The Company will be afforded full recovery of any transition costs through a non-bypassable retail Transition Charge.

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

The January 15 Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. A contract for the sale of FG&E's interest in the New Haven Harbor plant was filed with the MDTE on November 20, 1998. The MDTE approved the contract on March 31, 1999 and the deal closed on April 14, 1999. A contract for the sale of the entire output from FG&E's remaining generating assets and purchased power contracts was filed with the MDTE on June 11, 1999. MDTE approval is pending. Also as a result of the Order, the Company accelerated the write off of certain electric assets - including the Company's abandoned investment in Seabrook Station.

FG&E filed a 1.3% electric rate decrease effective September 1, 1999 with the MDTE. This rate decrease was provided for by the 1997 Massachusetts Electric Restructuring Act, and includes both a restructuring related rate reduction and an inflation adjustment. The Act mandated a 10% rate reduction in March 1998, to be followed by an additional 5% rate reduction by September 1, 1999, when most utilities will have completed the divestiture of their power supply resources. The filing completes FG&E's compliance with this requirement by reducing electric rates 5%. The rate decrease reflects FG&E's divestiture of its generation assets and purchased power portfolio. The second element of this rate filing is an upward adjustment for inflation over the last two years. On average, taking both factors into account, FG&E customers will see a 1.3% decrease from current rates.

As a result of restructuring and divestiture of FG&E's generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets. The MDTE Order fixed the return to be earned on the unamortized balance of this portfolio. The new fixed return reduced FG&E's earnings from its generation assets. As this portfolio amortizes over the next 10 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease. Currently, Unitil's earnings from this business segment represented approximately 10% of total earnings.

On October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Ratemaking (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. This proceeding is expected to take several months to be completed. The Company is currently evaluating the impact, if any, this decision would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No.71 "Accounting for the Effects of Certain Types of Regulation."

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

	On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. That order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. On March 24, 1999 the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, beginning as early as November 1, 1999. The MDTE approved the settlement on April 2, 1999. On May 17, 1999, FG&E made a compliance filing with the MDTE to implement the interim firm gas transportation service for its largest general service customers effective June 1, 1999. On May 28, 1999, the MDTE approved FG&E's Interim Firm Transportation filing. On June 11, 1999, FG&E filed a Firm Gas Peaking Service with the MDTE to complement the Interim Firm Transportation Service. The MDTE approved that filing on September 8, 1999. On October 18, 1999, FG&E filed amendments to its Firm Transportation tariffs to extend the sign-up period to March 31, 2000. MDTE approval was granted on October 29, 1999. FG&E continues to work with the other Massachusetts LDCs and various stakeholders to develop and implement the infrastructure to complete the restructuring of gas service for all customers in Massachusetts.

As mentioned in the "Massachusetts (Electric)" section, on October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Ratemaking for all electric and gas distribution utilities in Massachusetts. This proceeding is expected to take several months to be completed. The Company is currently evaluating the impact, if any, this decision would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No.71 "Accounting for the Effects of Certain Types of Regulation."

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

Northeast Utilities' affiliate, Public Service Company of New Hampshire
(PSNH), appealed the NHPUC order in Federal District Court. A temporary restraining order was issued on March 10, 1997. In June 1997, Unitil was admitted as a Plaintiff Intervenor in the Federal Court proceeding. On June 9, 1998, the Federal Court issued an injunction continuing the freeze on NHPUC efforts to implement restructuring. Various interlocutory appeals and pretrial disputes have delayed this proceeding and no date has been scheduled for a trial. At a preliminary hearing on April 7, 1999, the Judge reiterated the continuing injunction against implementation by the NHPUC. In October, 1999, the Judge held a hearing on Motions for Summary Disposition and objections thereto which had been filed by the Company, by Connecticut Valley Electric, another Plaintiff Intervenor, and the State of New Hampshire. The Company argued that the 1997 NHPUC order is a flagrant violation of established law and should be overturned. A ruling in expected in the near future.

In September 1998, the Company reached a comprehensive restructuring settlement with key parties and filed this voluntary Agreement with the NHPUC. The Agreement was modified on October 20, 1998. In oral deliberations on November 2 and November 18, 1998, the NHPUC imposed conditions to approval of the Settlement which were unacceptable to the Company, and the Settlement was subsequently withdrawn. The component of the Agreement dealing with wholesale rates was filed with the Federal Energy Regulatory Commission ("FERC") in September 1998, and approved by the FERC in early November. However, implementation will not occur, as the changes were conditioned upon approval by the NHPUC. Unitil has continued to work actively to explore additional settlement opportunities. In June 1999, the Governor of New Hampshire announced a Memorandum of Understanding (MOU) with PSNH intended to lead to a comprehensive settlement of all restructuring issues for PSNH. A settlement between PSNH and the State of New Hampshire was subsequently filed with the NHPUC on August 2, 1999 for review and approval. An extensive proceeding on this settlement proposal is now underway before the NHPUC.

Rate Cases -The last formal regulatory hearings to increase base electric rates for Unitil's three retail operating subsidiaries occurred in 1985 for Concord Electric Company, 1984 for Fitchburg Gas and Electric Light Company and 1981 for Exeter & Hampton Electric Company.

On May 15, 1998, FG&E filed a gas base rate case with the MDTE. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, that would produce an annual increase of approximately $1.0 million in gas revenues. However, as part of the proceeding, the Attorney General of the Commonwealth of Massachusetts alleged that FG&E had double-collected fuel inventory finance charges, since 1987, and requested that the MDTE require FG&E to refund approximately $1.6 million to its customers. The Company believes that the Attorney General's claim is without merit and that a refund is not justified or warranted. The MDTE stated its intent to open a separate proceeding to investigate the Attorney General's claim, and on November 1, 1999, the MDTE issued an Order of Notice initiating an investigation. In its Gas Rate Case Order, the MDTE also required that FG&E file a Performance Based Ratemaking (PBR) proposal for its gas division by November 30, 1999. However, in the PBR Order of October 29, 1999, the MDTE has rescinded this requirement and indicated that
 FG&E would be required to file a Gas PBR within three months of the final PBR orders of the MDTE.

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

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases and both cases are continuing. Nonoperating owners representing 16% of Millstone 3 ownership have settled their claims with Northeast Utilities while nonoperating owners, including FG&E, representing 15% of Millstone 3 continue to pursue the arbitration and legal cases.

INVESTING ACTIVITIES

Capital expenditures for the nine months ended September 30, 1999 were approximately $11.9 million. This compares to $10.8 million during the same period last year. Capital expenditures for the year 1999 are estimated to be approximately $15.4 million as compared to $14.5 million for 1998. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

In March 1999, Unitil acquired a minority interest in Enermetrix.com (formerly known as North American Power Brokers, Inc.), through the purchase of Preferred Stock and Common Stock Warrants for approximately $3.0 million in cash. In November, 1999 Unitil invested an additional $1.0 million in Enermetrix.com through the purchase of preferred stock. Also, Unitil Resources, Inc. (URI) purchased Enermetrix.com's New York customer list and now, under the name "Usource", offers retail energy consumers the price benefits of competitive energy supplier bidding, without URI or its customers undertaking the financial risk of commodity ownership.

LEGAL PROCEEDINGS

The Company is involved in legal, regulatory and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position.

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

The Company has also established processes for evaluating and managing the risks and possible costs associated with Y2K Issues which may exist in systems external to the Company's operations, but could affect the Company's operations indirectly. The Company has already directed efforts to notify our critical vendors and suppliers about Y2K Issues which may affect our operations, and most are already providing important information about the Year 2000 readiness of their organizations. Testing of certain critical systems has been completed, in conjunction with our key suppliers and vendors, and the Company has developed contingency plans for circumstances where assurance of Year 2000 Compliance cannot be obtained or where we believe the greatest Y2K susceptibility exists.

The Company currently estimates it will invest in the range of $250,000 to $350,000 plus internal costs, over the cost of normal software upgrades and replacements to achieve Year 2000 Compliance. These additional capital outlays include costs to replace certain devices and software, and the costs for consultants to assist us with software programming and testing.

Unitil relies on the proper operation of a regional network of systems and devices to transport and distribute electricity and gas to its customers. Any disruption in those systems caused by Y2K Issues could interrupt the reliable delivery of electric and gas service through our Distribution Operating Companies. Some of these software systems and devices belong to other companies and are beyond the control of Unitil to ensure that they are properly remediated for Year 2000. However, several agencies, including the Department of Energy, The New England ISO, and The National Electricity Reliability Council, have active Year 2000 programs in place. These programs will ensure that member companies are actively and comprehensively dealing with any Year 2000 Issues in their supply, generation, transportation and distribution facilities and systems. Unitil participates in these groups and currently believes that satisfactory progress is being made and will continue to be made to ensure a reliable supply and delivery of energy. Furthermore, these groups have established contingency plans to cover delivery difficulties during key Year 2000 dates. The Company also plans to work with local, state and regional agencies and other utility companies to ensure that appropriate contingency plans are in place for energy supply and delivery systems which could be affected by Year 2000 difficulties.

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





PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(UNAUDITED)
(Amounts in Thousands, except Shares and Per Share Data)


                                  Three Months Ended     Nine Months Ended
                                     September 30,        September 30,
BASIC EARNINGS PER SHARE            1999         1998     1999       1998

Net Income                         $1,709      $1,717     $6,051     $5,817
Less: Dividend Requirement
     on Preferred Stock                66          68        201        206
Net Income Applicable
    to Common Stock                $1,643      $1,649     $5,850     $5,611

Average Number of Common
    Shares Outstanding          4,703,069   4,508,648  4,673,318  4,494,580

Basic Earnings Per Common Share     $0.35       $0.37      $1.25      $1.25





                                      Three Months Ended    Nine Months Ended
                                          September 30,      September 30,
DILUTED EARNINGS PER SHARE             1999        1998    1999         1998

Net Income                            $1,709     $1,717    $6,051     $5,817
Less: Dividend Requirement
     on Preferred Stock                   66         68       201        206
Net Income Applicable
    to Common Stock                   $1,643     $1,649    $5,850     $5,611

Average Number of Common
    Shares Outstanding             4,713,767  4,620,994  4,682,920  4,610,155

Diluted Earnings Per Common Share      $0.35      $0.35      $1.25      $1.22


PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

        Exhibit No.     Description of Exhibit                Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share     Filed herewith



	(b)	Reports on Form 8-K

	During the quarter ended September 30, 1999, the Company did not file any reports on Form 8-K.













SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    UNITIL CORPORATION
                                                       (Registrant)




Date:  November 10, 1999                      /s/   Anthony J. Baratta, Jr.
                                                    Anthony J. Baratta, Jr.
                                                    Chief Financial Officer



Date: November 10,1999                        /s/   Mark H. Collin
                                                    Mark H. Collin
                                                    Treasurer














SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




						         UNITIL CORPORATION
                                                           (Registrant)




Date:  November 10, 1999                       /s/   Anthony J. Baratta, Jr.
                                                     Anthony J. Baratta, Jr.
                                                     Chief Financial Officer



Date: November 10,1999                         /s/   Mark H. Collin
                                                     Mark H. Collin
                                                     Treasurer