Form 10-K
period 1999-12-31
UNITIL CORP
filed 2000-03-30
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF  1934
For the fiscal year ended December 31, 1999

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ X ]

Based on the closing price of March 1, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was $152,713,587.

The number of common shares outstanding of the registrant was 4,717,022 as of March 1, 2000.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2000, are incorporated by reference into Part III of this Report.

UNITIL CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 1999
Table of Contents

Item                           Description                       Page

PART I
1.	Business
             The Unitil System       ......................        2
             Utility Operations     ...........................    2
             Rates and Regulation .............................    4
             Regulatory Matters  ...........................       5
             Electric Power Supply  ...........................    7
             Gas Supply      ...................................   9
             Environmental Matters  ...........................    9
             Capital Requirements    ..........................    9
             Financing Activities    ..........................   10
             Employees       .................................... 10
             Executive Officers of the Registrant .........       12
2.      Properties     ......................................     13
3.      Legal Proceedings      .................................. 14
4.      Submission of Matters to a Vote of Securities Holders ... 14

PART II

5.	Market for Registrant's Common Equity and
        Related Stockholder Matters     ........................  15
6.      Selected Financial Data ...........................       16
7.	Management's Discussion and Analysis of
        Financial Condition and Results of Operations  .......... 17
8.      Financial Statements and Supplementary Data ..........    27
9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure .........             47

PART III

10.     Directors and Executive Officers of the Registrant....    48
11.     Executive Compensation  .......... ................       48
12.	Security Ownership of Certain Beneficial
        Owners and Management   ......................... ...     48
13.     Certain Relationships and Related Transactions..........  48

PART IV

14.	Exhibits, Financial Statement Schedules and
        Reports on Form 8-K     ..........................        49
        Consent of Independent Certified Public Accountants.....  56
        Signatures     ....................................       57
Schedule VIII  Valuation and Qualifying Accounts and Reserves..   59
Exhibit 11.1   Computation in Support of Earnings per Share
Exhibit 12.1   Computation in Support of Ratio of
               Earnings to Fixed Charges
Exhibit 21.1   Subsidiaries of Registrant
Exhibit 27     Financial Data Schedule
Exhibit 4.26   Note Agreement for 7.37% Notes due
               January 15, 2028
Exhibit 10.14  Select Energy Agreement
Exhibit 10.15  Purchase and Sale Agreement of New Haven Harbor
Exhibit 99.1   1999 Proxy Statement

PART I

Item 1.  Business

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


Unitil Corporation            State and              Principal Type
Subsidiaries                  Year of                    of
                              Organization           Business

Concord Electric
      Company (CECo)          NH - 1901  Retail Electric Distribution Utility
Exeter & Hampton Electric
      Company (E&H)           NH - 1908  Retail Electric Distribution Utility
Fitchburg Gas and Electric
      Light Company(FG&E)     MA - 1852  Retail Electric & Gas Distribution
                                         Utility
Unitil Power Corp.
     (Unitil Power)           NH - 1984  Wholesale Electric Power Utility
Unitil Realty Corp.
     (Unitil Realty)          NH - 1986  Real Estate Management
Unitil Service Corp.
     (Unitil Service)         NH - 1984  System Service Company
Unitil Resources, Inc.
     (Unitil Resources)       NH - 1993  Energy Brokering, Marketing and
                                         Services

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

Unitil has three additional wholly owned subsidiaries: Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and Unitil Resources, Inc. (Unitil Resources). Unitil Realty owns and manages the Company's corporate office building and property located in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Service provides, at cost, centralized management, administrative, accounting, financial, engineering, information systems, regulatory, planning, procurement, and other services to the Unitil System companies. Unitil Resources is the Company's wholly owned non-utility subsidiary and has been authorized by the Securities and Exchange Commission, pursuant to the rules and regulations of the 1935 Act, to engage in business transactions as a competitive marketer of electricity, gas and other energy commodities in wholesale and retail markets, and to provide energy brokering, consulting and management related services within the United States.

During 1999 Unitil acquired a minority interest in Enermetrix.com (formerly known as North American Power Brokers, Inc.), a privately held company providing Internet technology solutions to the energy industry. Unitil, through Unitil Resources, has licensed and deployed Enermetrix.com's innovative Internet-based technology for electricity and natural gas sales between consumers and suppliers. Under the name "UsourceTM" URI offers retail energy consumers the market benefits of energy supply bidding with the efficiency and cost benefits of e-commerce.

UTILITY OPERATIONS

CECo is engaged principally in the distribution and sale of electricity at retail to approximately 26,800 customers in the City of Concord, which is the state capital, and twelve surrounding towns, all in New Hampshire. CECo's service area consists of approximately 240 square miles in the Merrimack River Valley of south central New Hampshire. The service area includes the City of Concord and major portions of the surrounding towns of Bow, Boscawen, Canterbury, Chichester, Epsom, Salisbury and Webster, and limited areas in the towns of Allenstown, Dunbarton, Hopkinton, Loudon and Pembroke.

The State of New Hampshire's government operations are located within CECo's service area, including the executive, legislative, judicial branches and offices and facilities for all major state government services. In addition, CECo's service area is a retail trading center for the north central part of the state and has over sixty diversified businesses relating to insurance, printing, electronics, granite, belting, plastic yarns, furniture, machinery, sportswear and lumber. Of CECo's 1999 retail electric revenues, approximately 34% were derived from residential sales, 55% from commercial, government and nonmanufacturing sales, and 11% from industrial/manufacturing sales.

E&H is engaged principally in the distribution and sale of electricity at retail to approximately 39,700 customers in the towns of Exeter and Hampton and in all or part of sixteen surrounding towns, all in New Hampshire. E&H's service area consists of approximately 168 square miles in southeastern New Hampshire. The service area includes all of the towns of Atkinson, Danville, East Kingston, Exeter, Hampton, Hampton Falls, Kensington, Kingston, Newton, Plaistow, Seabrook, South Hampton and Stratham, and portions of the towns of Derry, Brentwood, Greenland, Hampstead and North Hampton.

Commercial and industrial customers served by E&H are quite diversified and include retail stores, shopping centers, motels, farms, restaurants, apple orchards and office buildings, as well as manufacturing firms engaged in the production of sportswear, automobile parts and electronic components. It is estimated that there are over 150,000 daily summer visitors to E&H's territory, which includes several popular resort areas and beaches along the Atlantic Ocean. Of E&H's 1999 retail electric revenues, approximately 47% were derived from residential sales, 43% from commercial and nonmanufacturing sales, 10% from industrial/manufacturing sales.

FG&E is engaged principally in the distribution and sale of both electricity and natural gas in the City of Fitchburg and several surrounding communities. FG&E's service area encompasses approximately 170 square miles in north central Massachusetts.

Electricity is supplied and distributed by FG&E to approximately 26,000 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. FG&E's industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and allied industries. Of FG&E's 1999 electric revenues, approximately 34% were derived from residential sales, 33% from commercial and nonmanufacturing sales, and 33% from industrial/manufacturing sales.

Natural gas is supplied and distributed by FG&E to approximately 14,900 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Of FG&E's 1999 gas operating revenues, approximately 48% were derived from residential sales, 28% from commercial sales, 12% from firm sales to industrial customers, and 12% from interruptible sales (which are sales to customers that have agreed to discontinue use of the Company-supplied service temporarily upon notice by the Company, and which customers usually have an alternate fuel capability, e.g., fuel oil, that they can employ during the interruption periods). FG&E's industrial gas revenue is primarily derived from firm sales to paper manufacturing and paper products companies, fabricated metal products manufacturers, rubber and plastics manufacturers, primary iron manufacturers and other miscellaneous industries.

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

Current Rate Regulation--- The revenues of Unitil's Retail Distribution Utilities are collected pursuant to rates on file with the NHPUC, the MDTE and, to a minor extent, the FERC. In general, the Retail Distribution Companies current retail rates are comprised of a base rate component, established during comprehensive base rate cases, and various periodic rate adjustment mechanisms, which track and reconcile particular expense elements with associated collected revenues. The last comprehensive regulatory proceedings to increase base electric rates for Unitil's Retail Distribution Utilities were in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. FG&E was granted its first Gas Base Rate adjustment in 14 years effective December 1, 1998. The majority of the Unitil System's utility operating revenues are presently collected under various rate adjustment mechanisms, including revenues collected from customers for fuel, purchased power, cost of gas, transition costs and demand-side management program costs.


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

The Massachusetts Electric Restructuring Law has changed the way FG&E provides service to its electric customers. Instead of supplying energy on demand to all its customers, FG&E delivers energy to its customers on behalf of competitive suppliers and will supply Standard Offer Service energy to customers who do not choose a competitive supplier and Default Service to customers whose supplier fails to deliver. The result of these changes was the replacement of FG&E's quarterly filed electric fuel charge with: a) an annually determined Standard Offer Service charge and reconciliation adjustment mechanism; and b) a monthly determined Default Service charge and reconciliation adjustment mechanism both of which are designed to allow FG&E to recover all its power supply costs. In addition FG&E has implemented a Transition Cost Charge and reconciliation adjustment mechanism enabling it to recover all its stranded costs (See Massachusetts (Electric) in Regulatory Matters section).

FG&E's gas costs are recovered through a cost of gas adjustment (CGA) mechanism, through which firm gas customers pay the costs incurred for procuring and transporting gas to FG&E's local distribution system for delivery to customers. FG&E gas operations incurred FERC-approved transition charges from interstate pipeline suppliers from 1992 to 1998, resulting from the transition to a comprehensive set of new regulations under FERC Order
636. These costs have been recovered directly from FG&E's gas customers through the CGA mechanism, as authorized by the MDTE. FG&E did not incur any additional transition costs in 1999 and is not expected to incur these costs in the future.

SFAS No. 71 --- The Company accounts for all its regulated operations in accordance with Statement of Financial Accounting Standard ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring the Company to record the financial statement effects of the rate regulation to which the Company is currently subject. If a separable portion of the Company's business no longer meets SFAS No. 71, the Company is required to eliminate the financial statement effects of regulation for that portion. (See "Power Supply Divestiture" in Note 8 of the financial statements contained herein.)

REGULATORY MATTERS

Restructuring Activity --- Electric and gas industry restructuring and the process for separating the "competitive" retail sale of the electric and gas energy from the "regulated" delivery of that energy over a utilities transmission and distribution system has been the predominant focus of the Company's regulatory initiatives and activities in both Massachusetts and New Hampshire.

Since March 1, 1998 all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts utility operating subsidiary, began implementation of its comprehensive electric restructuring plan that includes the divestiture of its entire regulated power supply business.

In New Hampshire, CECo and E&H, our electric utility operating subsidiaries, and Unitil Power Corp., our wholesale power company, continue to prepare for the the transition that will move them into this new market structure pending resolution of key restructuring policies and issues that have slowed the restructing process in the state.

Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies
(LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E is required to file with the MDTE new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The target date for implementation of approved tariffs and final rules is April 1, 2000.

New Hampshire - On February 28, 1997, the NHPUC issued its Final Plan for New Hampshire electric utilities to transition to a competitive electric market in the state ("Final Plan"). The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery, as defined by the NHPUC. However, the NHPUC also made certain legal rulings, which could affect CECo's and E&H's long-term ability to recover all of its stranded costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire, filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction was challenged by the NHPUC, but affirmed by the First Circuit of the United States Court of Appeals in December 1998. Unitil continues to be a plaintiff-intervenor in federal district court and cross motions for summary judgement by all parties are now under review by the court.

During 1998, Unitil took steps to settle all of the outstanding issues related to the Final Plan and the federal court litigation over electric industry restructuring. In September 1998, Unitil reached a settlement with key parties and filed this unopposed agreement with the NHPUC for approval. However, the NHPUC imposed unacceptable conditions to approval of the settlement, and CECo and E&H withdrew the proposed settlement from further NHPUC review. Unitil has continued to work actively to explore additional settlement opportunities and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring for other utilities in New Hampshire.


NH Pilot Program -- In June 1996, the New Hampshire Retail Competition Pilot Program (Pilot Program), mandated by legislation enacted a year earlier, became operational. During the original two-year term of the Pilot Program, up to 3% - or some 17,000 New Hampshire electric consumers - were allowed to choose from competing electric suppliers, and have this supply delivered across the local utility system. The Company's subsidiary, Unitil Resources, Inc., began competitive marketing efforts in May 1996, and began making sales in June, 1996. In 1998, the State of New Hampshire extended this program beyond the original 24 month period. Unitil Resources ended its participation in the Pilot Program effective December 31, 1999.

Massachusetts (Electric) -- On January 15, 1999, the MDTE approved FG&E's restructuring plan with certain modifications. The Plan provides customers with: a) the ability to choose an energy supplier; b) an option to purchase Standard Offer Service provided by FG&E at regulated rates for up to seven years; and c) a cumulative 15% rate reduction. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. The Company has been afforded full recovery of any transition costs through a non-bypassable retail Transition Charge.

Pursuant to the Plan, on October 30, 1998, FG&E filed a proposed contract with Constellation Power Services Inc. for provision of Standard Offer Service. Service under the FG&E/Constellation contract commenced on March 1, 1999, and is scheduled to continue through February 28, 2005. This contract is the result of the first successful Standard Offer auction conducted in Massachusetts.

A contract for the sale of FG&E's interest in the New Haven Harbor plant was approved by the MDTE on March 31, 1999 and the sale of the unit closed on April 14, 1999. A contract for the sale of the entire output from FG&E's remaining generating assets and purchased power contracts was approved by the MDTE on December 28, 1999, and went into effect February 1, 2000.

FG&E filed an electric rate decrease effective September 1, 1999, as provided for by the 1997 Massachusetts Electric Restructuring Act (the Act). The Act mandated a 10% rate reduction in March 1998, to be followed by an additional, inflation-adjusted 5% rate reduction by September 1, 1999. The net rate decrease of 1.3% reflects FG&E's divestiture of its generation assets and purchased power portfolio.

On December 22, 1999, FG&E filed with the MDTE new rates for effect January 1, 2000. The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved the rates on January 5, 2000, subject to reconciliation pursuant to an investigation, resulting in an upward inflation adjustment of 2.5% relative to September 1999 rates. The MDTE has issued a notice of public hearing and procedural conference to examine electric restructuring issues including, but not limited to, consistency of the proposed charges and adjustments with the methods approved in FG&E's restructuring plan.

As a result of restructuring and divestiture of FG&E's generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets and on FG&E's abandoned investment in Seabrook Station. An MDTE Order established the return to be earned on the unamortized balance of FG&E's generation plant. The new return reduces FG&E's earnings on its generation assets. As this portfolio is amortized over the next 10 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease. Currently, Unitil's earnings from this business segment represent approximately 10% of total consolidated earnings.

Massachusetts (Gas) -- In mid-1997, the MDTE directed all Massachusetts natural gas LDCs to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service, and directed FG&E and four other LDCs to file unbundled gas rates for its review. FG&E's unbundled gas rates were filed with, and approved by, the MDTE and implemented in November 1998.

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, expected to begin April 1, 2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers effective June 1, 1999 and to complement this service with a firm gas peaking service.

On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E is required to file Company-specific tariffs that implement natural gas unbundling. The MDTE has also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The target date for implementation of approved tariffs and final rules is April 1, 2000.

Millstone Unit No. 3 - FG&E has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996, the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its Watch List, which calls for increased NRC inspection attention. In March 1996, as a result of engineering evaluations, Millstone 3 was taken out of service. The NRC authorized the restart of Millstone 3 in June 1998.

During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E also incurred costs to replace the power that was expected to be generated by the unit. During the outage, FG&E incurred approximately $1.2 million in replacement power costs, and recovered those costs through its electric fuel charge, which is subject to review and reconciliation by the MDTE. Under existing MDTE precendent, FG&E's replacement power costs of $1.2 million could be subject to disallowance in rates.

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. On March 22, 2000, FG&E entered into a settlement agreement with the defendants under which FG&E will dismiss its lawsuit and arbitration claims. The settlement is generally similar to earlier settlements with the defendants and three joint owners that own, in the aggregate, approximately 19 percent of the unit. The settlement provides for FG&E to receive an initial payment of $600,000 and other amounts contingent upon future events and would result in FG&E's entire interest in the unit being included in the auction of the majority interest, and certain of the minority interests, in Millstone 3 expected to be completed by 2001. Upon completion of the sale of Millstone 3,FG&E will be relieved of all residual liabilities, including decommissioning liabilities, associated with Millstone 3. FG&E expects to flow the net proceeds of the settlement to its customers.

ELECTRIC POWER SUPPLY

New England Power Pool --- FG&E, UPC, CECo, and E&H are members of the New England Power Pool (NEPOOL). NEPOOL was formed to assure reliable operation of the bulk power system in the most economic manner for the region. Under the NEPOOL Agreement, to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. NEPOOL is governed by an agreement that is filed with the FERC and its provisions are subject to continuing FERC jurisdiction. The NEPOOL Agreement imposes generating capacity and reserve obligations, provides for the use of major transmission facilities and payments associated therewith. The most notable benefits of NEPOOL are coordinated power system operation in a reliable manner and providing a supportive business environment for the development of a competitive electric marketplace.

There are ongoing legislative and regulatory initiatives that are primarily focused on the deregulation of the generation and supply of electricity and the corresponding development of a competitive market place from which customers could choose their electric energy supplier. As a result, the NEPOOL Agreement continues to be restructured. NEPOOL's membership provisions have been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers, load aggregators and retail customers in states that have enacted retail access statutes. The regional bulk power system is operated by an independent corporate entity, ISO New England (ISO-NE), so that there is no opportunity for conflicting financial interests between the system operator and the market-driven participants. Various energy and capacity products will be traded in open, competitive markets, with transmission access and pricing subject to a regional tariff designed to promote competition among power suppliers. On May 1, 1999, ISO-NE began dispatching generating units using a bid-based system and implemented bid-based markets for reserve products and automatic generation control.

Energy Resources --- Since April 1, 1998, each electric utility is required to carry an allocated share of the NEPOOL capability responsibility under the NEPOOL agreement. These capacity requirements are determined each month based on regional reliability criteria. Unitil Power Corp., the full requirements supplier to CECo and E&H, had a capability responsibility for November, 1999 of 254.59 MW and a corresponding monthly peak demand of
179.08 MW. FG&E's capability responsibility is down substantially from a year ago due to a contract with Constellation Power Source for the Standard Offer Service Load within its distribution territory. FG&E's capability responsibility for November, 1999 was 6.15 MW, with a coresponding monthly peak demand of 4.50 MW.

To meet the needs of CECo and E&H, Unitil Power Corp. has contracted for generating capacity and energy and for associated transmission services as needed to meet NEPOOL requirements and to provide a diverse and economical energy supply. Unitil Power's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ended December 31,1999, Unitil Power's energy needs were provided by the following fuel sources: nuclear (29%), oil (15%), gas (11%), coal (5%), wood and refuse (5%) , hydro (1%), and system and other (34%).

In 1999, FG&E met its capacity requirements through an all requirements Standard Offer contract with Constellation Power Source, purchase power contracts and ownership interests in three generating units in which FG&E participates on a tenancy-in-common basis as a non-operating owner. FG&E's contract and jointly owned asset purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada. For the twelve months ended December 31, 1999, FG&E's energy needs were met with a combination of output originating from the Standard Offer, all requirements service contract and the FG&E power portfolio. Default customer energy needs were provided by the following fuel sources: oil (24%), wood (22%), hydro (4%), coal (10%) and nuclear (4%), system (27%)and other (9%).

FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of two generating units. Wyman Unit No. 4 is an oil-fired station in Yarmouth Maine, which is operated by Central Maine Power Company as the majority owner, that has been in commercial operation since December 1978. Millstone Unit No. 3, a nuclear generating unit operated by Northeast Utilities, has been in commercial operation since April 1986. FG&E completed the sale of its principal generating asset, a 4.5% interest in New Haven Harbor Station, in March 1999. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed in Note 8 of the Financial Statements, FG&E began selling the output from its generation units on February 1, 2000.

Fuel --- Oil: Approximately 24% of FG&E's and 5% of UPC's electric power in 1999 was provided by oil-fired units, some of which are owned by FG&E. Most fuel oil used by New England electric utilities is acquired from foreign sources and is subject to interruption and price increases by foreign governments.

Coal: Approximately 10% of FG&E's and 2% of UPC's 1999 requirements were from coal-burning facilities. The facilities generally purchase their coal under long term supply agreements with prices tied to economic indices. Although coal is stored both on-site and by fuel suppliers, long term interruptions of coal supply may result in limitations in the production of power or fuel switching to oil and thus result in higher energy prices.

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



GAS SUPPLY

FG&E distributes gas purchased from domestic and Canadian suppliers under long term contracts as well as gas purchased from producers and marketers on the spot market. The following tables summarize actual gas purchases by source of supply and the cost of gas sold for the years 1997 through 1999.

Sources of Gas Supply
(Expressed as percent of total MMBtu of gas purchased)
Natural Gas:                 1999              1998           1997
 Domestic firm..........     75.4%             78.4%          82.7%
 Canadian firm..........      6.4%              6.4%           5.7%
 Domestic spot market....    17.2%             14.5%          10.5%
Total natural gas.......     99.0%             99.3%          98.9%
Supplemental gas..........    1.0%              0.7%           1.1%
Total gas purchases......   100.0%            100.0%         100.0%

Cost of Gas Sold
                             1999              1998           1997

Cost of gas purchased
    and sold per MMBtu...    $3.18            $3.16           $3.61
Percent Increase
 (Decrease) from prior year   0.6%           (12.4)%         (10.1)%

As a supplement to pipeline natural gas, FG&E owns a propane air gas plant and a liquefied natural gas (LNG) storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

ENVIRONMENTAL MATTERS

In October 1999, FG&E applied for a time extension on the Tier 1B permit (which allows FG&E to work towards temporary remediation of the site) for the Company's former manufactured gas plant site (MGP) at Sawyer Passway. The permit extension application was made to accommodate delays in the scheduled construction of the new highway bridge that is to be built across Sawyer Passway and to permit fulfillment of FG&E's obligations associated with the bridge construction as stipulated in a memorandum of understanding with the Massachusetts Highway Department and the Massachusetts Department of Environmental Protection.

In December 1999, the Massachusetts Department of Environmental Protection granted FG&E a two year extension to the FG&E's current Tier 1B permit at Sawyer Passway. Upon completion of site remediation associated with the bridge construction, the last remaining portion of the Sawyer Passway MGP site is expected to be closed out and attain the status of temporary closure in late 2001. This temporary closure allows FG&E to monitor the site every five years to determine if a more feasible remediation alternative can be developed and achieved.

The costs of remedial action at this site are initially funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDTE. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at this site.

CAPITAL REQUIREMENTS

Net capital expenditures increased approximately $0.9 million in 1999 compared to 1998, reflecting higher planned spending for utility distribution system additions and improvements. The Company received cash payments in 1999 of $5.3 million from the sale its 4.5% interest in New Haven Harbor Station. The increase of $0.6 million in 1998 compared to 1997 also reflected higher spending for utility customer and distribution system additions and improvements.

Capital expenditures are projected to increase in 2000 to approximately $19.0 million, primarily reflecting a major distribution substation addition and distribution system improvements.

FINANCING ACTIVITIES

Cash Flows from Financing Activities decreased by $7.4 million in 1999 compared to 1998. This decrease reflects lower borrowings in 1999 versus 1998.

On January 26, 1999, FG&E sold $12,000,000 of long-term notes at par to institutional investors, bearing an interest rate of 7.37%. Proceeds were used to repay short-term indebtedness, incurred to fund FG&E's ongoing construction programs.

On September 3, 1998, CECo sold $10,000,000 of 30-year Series J First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness and to redeem $4,550,000 of 9.43% Series H First Mortgage Bonds.

On September 3, 1998, E&H sold $10,000,000 of 30-year Series L First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness and to redeem $700,000 of 8.5% Series H First Mortgage Bonds, and $3,500,000 of 9.43% Series J First Mortgage Bonds.

The change in Cash From Financing Activities from 1997 to 1998 reflects an increase in both short-term and long-term borrowings.

The Company currently has unsecured committed bank lines for short-term debt aggregating $21,000,000 with three banks for which it pays commitment fees. At December 31, 1999, the unused portion of the committed credit lines outstanding was $10,500,000. The average interest rate on all short-term borrowings were 5.72% and 5.95% during 1999 and 1998, respectively.


EMPLOYEES

As of December 31, 1999, the Company and its subsidiaries had 328 full-time employees. The Company considers its relationship with its employees to be good and has not experienced any major labor disruptions since the early 1960's.

There are approximately 100 employees represented by labor unions. In 1998, E&H reached a new two year pact with its employees covered by a collective bargaining agreement which will expire effective May 31, 2000. In 1997, CECo reached a new three year pact with its employees covered by a collective bargaining agreement which will expire effective May 31, 2000. In 1998, FG&E reached a two year pact with its employees covered by collective bargaining agreements which will expire effective May 31, 2000. The agreements provided for discreet salary adjustments, established work practices and provided uniform benefit packages. The Company expects to successfully negotiate new agreements prior to the expiration dates of these contracts.

The Company and its subsidiaries, where applicable, have in force funded Retirement Plans and related Trust Agreements providing retirement annuities for participating employees at age 65. The Company's policy is to fund the pension cost accrued (see Note 9 of Notes to Consolidated Financial Statements contained in Part II, Item 8).

The Company maintains two stock option plans which provide for the granting of options to key employees, as follows:

Unitil Corporation Key Employee Stock Option Plan: The "Unitil Corporation Key Employee Stock Option Plan" was a ten year plan which began in March, 1989. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Board of Directors, subject to plan limitations. All options granted under this plan vested upon grant. The ten year period in which options could be granted under this plan expired in March, 1999. The plan provides dividend equivalents on options granted, which are recorded at fair value as compensation expense.

Unitil Corporation 1998 Stock Option Plan: The "Unitil Corporation 1998
Stock Option Plan" became effective on December 11,1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Board of Directors, subject to plan limitations. All options granted under this plan vest over a three year period from the date of the grant with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than ten years after the date on which they were granted (see Note 2 of Notes to Consolidated Financial Statements contained in Part II, Item 8).




EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of March 1, 2000 are listed below, along with a brief account of their business experience during the past five years. All officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting which is held on the third Thursday in April, or at a special meeting held in lieu thereof. There are no family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Officers of the Company also hold various Director and Officer positions with subsidiary companies.


Name, Age                                     Business Experience
and Position                                During the Past 5 years


Robert G. Schoenberger, 49,               Mr. Schoenberger has been Chairman
Chairman of the Board of Directors        of the Board and Chief Executive
and Chief Executive Officer               Officer of Unitil since 1997.
                                          Prior to his employment with
                                          Unitil, Mr. Schoenberger was
                                          President and Chief Operating
                                          Officer at New York Power
                                          Authority (NYPA) from 1993 until
                                          1997.




Michael J. Dalton, 59,                     Mr. Dalton has been a Director,
President and                              President and Chief Operating
Chief Operating Officer                    Officer of the Company since its
                                           incorporation in 1984.


Anthony J. Baratta, Jr., 56,               Mr. Baratta has been Senior Vice
Senior Vice President and                  President and Chief Financial
Chief Financial Officer                    Officer of Unitil since 1998.
                                           Prior to his employment with
                                           Unitil, Mr. Baratta was Executive
                                           Vice President and Chief Financial
                                           Officer at New World Power
                                           Corporation. From 1990 to 1995,
                                           Mr. Baratta was President, Chief
                                           Executive Officer and Director at
                                           HYDRA-CO Enterprises, Inc., a
                                           wholly-owned subsidiary of
                                           Niagara Mohawk Power Corp.



Mark H. Collin, 41,                        Mr. Collin was appointed Treasurer
Treasurer and Secretary                    and Secretary in January, 1998.
and Vice President, Unitil Service         Mr. Collin has been the System
                                           subsidiary Treasurer and Vice
                                           President of Unitil Service Corp.
                                           since 1992.




George R. Gantz, 48,                       Mr. Gantz has been Senior Vice
Senior Vice President                      President of Unitil Service since
Business Development                       1994.  Mr. Gantz was Vice
Unitil Service                             President of Unitil Service from
                                           1989 to 1994.




Item 2.  Properties

CECo's distribution service center building and adjoining administration building, totaling 37,560 square feet of office, warehouse and garage area, are located on land in the City of Concord owned by CECo in fee. CECo's sixteen electric distribution substations constitute 114,290 kVA of capacity for the transformation of electric energy from the 34.5 kV transmission voltage to primary distribution voltage levels. The electric substations are, with one exception, located on land owned by CECo in fee. The sole exception is located on land occupied pursuant to a perpetual easement.

CECo has in excess of 34 pole miles of 34.5 kV electric transmission facilities located, with minor exceptions, either on land owned by CECo in fee or on land occupied pursuant to perpetual easements. CECo also has a total of approximately 640 pole miles of overhead electric distribution lines and a total of approximately 44 conduit bank miles (121 cable miles) of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by CECo without objection by the owners. In the case of certain distribution lines, CECo owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

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

E&H has in excess of 68 pole miles of 34.5 kV electric transmission facilities located on land either owned or occupied pursuant to perpetual easements. E&H also has a total of approximately 724 pole miles of overhead electric distribution lines and a total of approximately 101 conduit bank miles of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by E&H without objection by the owners. In the case of certain distribution lines, E&H owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

Certain physical properties of E&H and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of E&H are outstanding.

FG&E owns a liquid propane gas plant and a liquid natural gas plant, both of which are located on land owned in fee. FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of two generating units. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed in
Note 8 of the Financial Statements, FG&E began selling the output from its generation units on February 1, 2000. At December 31, 1999, the electric properties of the Company consisted principally of 69 miles of transmission lines, 16 transmission and distribution substations with a total capacity of 456,525 kVA and 474.8 miles of distribution lines. Electric transmission facilities (including substations) and steel, cast iron and plastic gas mains owned by the Company are, with minor exceptions, located on land owned by the Company in fee or occupied pursuant to perpetual easements. The Company leases its service building. (See Business - Electric Power Supply and Gas Supply above for additional information regarding the Company's plants, facilities and gas mains and services.)

Unitil Realty owns the Company's corporate headquarters building and 12 acres of land in fee, which is located in the town of Hampton, New Hampshire. The Company believes that its facilities are currently adequate for its intended uses.

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

Item 4. Submission of Matters to a Vote of Security Holders

None



PART II

Item 5.  Market For Registrant's Common Equity and
         Related Stockholder Matters

Common Stock Data

Dividends Paid Per Common Share                 1999          1998

1st Quarter                                     $0.345       $0.34
2nd Quarter                                     $0.345       $0.34
3rd Quarter                                     $0.345       $0.34
4th Quarter                                     $0.345       $0.34
The Year                                        $1.38        $1.36

                           1999                              1998
                   High/Ask     Low/Bid               High/Ask   Low/Bid

1st Quarter         26 5/16     22 5/8                 27 1/4    23 5/8
2nd Quarter         25 11/16    22                     25 5/8    22 1/4
3rd Quarter         28 1/2      24 5/16                24 3/8    21 1/8
4th Quarter         37          23 1/4                 28 13/16    22 3/4


Item 6.  Selected Financial Data

                                  1999     1998     1997    1996      1995

Consolidated Statements of
  Earnings (000's)
 Operating Income                 $15,408  $15,306  $15,562  $14,273  $14,225
 Non-operating Expense (Income)        51      156      160     (627)     217
 Income Before Interest Expense    15,357   15,150   15,402   14,900   14,008
 Interest Expense, Net              6,919    6,901    7,167    6,171    5,639

 Net Income                         8,438    8,249    8,235    8,729    8,369
 Dividends on Preferred Stock         268      274      276      278      284
 Net Income Applicable to
      Common Stock                 $8,170   $7,975   $7,959   $8,451   $8,085

Balance Sheet Data (000's)
 Utility Plant (Original Cost)   $219,838 $209,462 $219,475 $207,545 $190,177
 Total Assets                    $363,527  376,835  238,531  232,108  211,702
Capitalization and Short-term Debt:
 Common Stock Equity              $78,675  $75,351  $71,644  $67,974  $63,895
 Preferred Stock                    3,757    3,843    3,891    3,891    3,999
 Long-Term Debt                    86,157   75,222   68,366   62,211   63,505
 Total Capitalization            $168,589 $154,416 $143,901 $134,076 $131,399

Capitalization Ratios:
 Common Stock Equity                   47%      49%      50%      51%     49%
 Preferred Stock                        2%       2%       3%       3%      3%
 Long-Term Debt                        51%      49%      47%      46%     48%

Short-Term Notes Payable           $10,500 $20,000  $18,000 $21,400  $2,700

Common Stock Data (000's)
 Shares of Common Stock (Year-End)     4,712   4,575    4,464    4,384  4,330
 Shares of Common Stock (Average)      4,682   4,506    4,413    4,354  4,299
Per Share Data
Basic Earnings Per Average Share      $1.74   $1.77    $1.80    $1.94   $1.88
Diluted Earnings per Average Share    $1.74   $1.72    $1.76    $1.89   $1.85
Dividends Paid Per Share (Year-End)   $1.38   $1.36    $1.34    $1.32   $1.28
Book Value Per Share (Year-End)      $16.70  $16.47   $16.05   $15.50  $14.76

Electric and Gas Statistics     1999     1998      1997      1996     1995
Electric Sales - (MWH)      1,608,824 1,540,968 1,491,103 1,532,015 1,401,292
Customers Served - Year End    92,505    91,729    90,776    89,149    88,316
Gas Sales - (000's of
         Firm Therms)           22,136   22,027    23,716    24,508    22,303
Customers Served - Year End     14,928   14,915    14,943    14,848    14,846





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


THE YEAR IN REVIEW

The Year 1999 presented both challenges and opportunities for Unitil Corporation ("Unitil" or the "Company"). We developed an aggressive plan to grow our Company and made necessary expenditures for the successful start-up of new ventures. We continued to focus on managing the restructuring of our core utility business in a way that ensures fairness in the treatment of the Company's assets and obligations and, at the same time, provides choice for customers.

Our Massachusetts subsidiary, Fitchburg Gas and Electric Light Company (FG&E), successfully completed the divestiture of its electric generation and power supply portfolio, complied with legislatively mandated rate discounts for all customers, and provided systems and information for customers to choose their electric energy supplier. FG&E also began the transition out of the gas merchant function for gas supply under a multi-year phase-in of a restructured natural gas industry that will provide customers the opportunity to choose their gas supplier. Our New Hampshire electric utility operating subsidiaries, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), continue to prepare for the transition to a deregulated market structure, pending resolution on key restructuring policies and issues that have slowed the restructuring process in the state.

The weather played an important role during the year, as another unusually warm winter negatively impacted gas sales used for heating. By contrast, the hot summer weather in New England produced record demand for electricity and helped increase electricity sales for the year. Apart from these seasonal weather factors, the underlying economic growth within our utility service territories remains strong.

One of our major customers filed for Chapter 11 bankruptcy in June 1999. The customer is currently looking for a buyer, with the goal of resuming operations in 2000. We continue to work closely with the customer, providing electric and gas service, and are working out payment terms on a current basis.

During 1999, the Company continued its work to ensure that the arrival of the new millennium did not impact service to its customers. We assessed, remediated and tested all our mission-critical systems; worked in collaboration with government, industry and business allies; and achieved our goal of being Y2K compliant by mid-year. Unitil experienced no problems, malfunctions or interruption of service resulting from Y2K effects on any critical systems. Moving forward into the year 2000, we do not anticipate any problems or interruptions to normal business operations as a result of Y2K.


USOURCETM

During 1999 Unitil acquired a minority interest in Enermetrix.com (formerly known as North American Power Brokers, Inc.) through the purchase of $4.3 million of Convertible Preferred Stock and $142,000 of Common Stock Warrants. Enermetrix.com is a privately held company which has been financed by several rounds of venture capital. Unitil has participated in two of these rounds of financing. Enermetrix.com is a developer of an Internet-based energy procurement bid system (the Enermetrix.com Exchange or the "Exchange") that matches buyers and sellers of energy in competitive markets. Unitil's ownership represents a 10% equity interest in Enermetrix.com and Unitil is represented on Enermetrix.com's Board of Directors. Although the market value of the investment in Enermetrix.com stock is not readily determinable, management believes the fair value of this investment currently exceeds its carrying cost.

In addition, Unitil Resources, Inc. (URI), a non-regulated subsidiary of Unitil, licensed Enermetrix.com's innovative Internet-based technology for brokering electricity and natural gas sales between consumers and suppliers. Under the name "UsourceTM", we offer retail energy consumers the market benefits of energy supply bidding with the efficiency and cost benefits of e-commerce. Customers, with the assistance of our UsourceTM sales force and back-office support, post their electric and gas requirements on the Exchange through the UsourceTM website. Customers realize significant time and dollar savings using the Exchange, eliminating costly and time consuming RFP's (Request for Proposals) and assuring highly competitive, time-sensitive bids. Suppliers use the Exchange as a low-cost, efficient customer acquisition vehicle, and are able to adjust their bids in real time in response to rapidly changing market conditions.

In January 2000, URI signed an agreement with a major software development vendor to further automate the UsourceTM product line for mid-market business-to-business e-commerce. The UsourceTM website and automated customer enrollment process will facilitate consumer access to the Exchange and ultimately to energy suppliers. This enhanced product development effort is designed to meet the needs and requirements of the mid-market business customer segment and increase the total market for UsourceTM products and services.

UsourceTM continues to attract new customers and has expanded service throughout New York and New England. URI has entered into a product partnership with a metering and data collection company in order to offer a broader line of products in addition to brokering services. Unitil plans to deploy additional capital and resources to UsourceTM to expand our customer base and to more fully automate the on-line energy procurement process.


EARNINGS AND DIVIDENDS

Net Income Applicable to Common Stock for 1999 was $8.2 million, 2.4% above 1998 net income. Contributing positively to the Company's earnings performance were higher electric and gas Distribution Revenues and the contribution of revenues from UsourceTM. Also contibuting to earnings were lower Property and Other Taxes compared to the prior year. Offsetting these positive contributors were higher Depreciation and Amortization expenses due to a higher level of Plant in Service and the accelerated write-off of electric generating assets under our restructuring plan in Massachusetts.

Diluted earnings per average common share were $1.74 for the year ended December 31, 1999, compared to $1.72 and $1.76 for 1998 and 1997, respectively. The average return on common equity was 10.6%, 10.9%, and 11.4% in 1999, 1998, and 1997, respectively.

Unitil's common stock dividends in 1999 were $1.38 per share, an increase of 1.5% over 1998's annual dividend of $1.36 per share. This annual dividend of $1.38 in 1999 resulted in a payout ratio of 79%. At its January 2000 meeting, the Unitil Board of Directors declared a regular quarterly dividend on the Company's common stock of $0.345 per share. This quarterly dividend maintains the annual dividend rate at $1.38 per share, as the Company balances growth initiatives and income objectives.


OPERATING REVENUES-ELECTRIC

Unit (kWh) Sales - Unitil's total electric kilowatt-hour (kWh) sales increased by 4.4% in 1999 compared to 1998, primarily due to system growth and a warmer summer season. In our utility service territories, cooling degree days were well above normal during the summer cooling season.

Sales to residential customers increased by 5.6% in 1999 compared to 1998, and were 7.1% higher than 1997 sales. These energy sales increases were due to warmer summer weather and a 1.1% increase in the number of residential customers that we serve.

Commercial and industrial sales of electricity were up 3.8% in 1999, due to a continued strong regional economy. 1999 sales were higher by 8.4% compared to 1997, reflecting the fact that a major customer had suspended operations in 1997, but resumed operations for a portion of 1999.


The following table details total kilowatt-hour sales for the last three years by major customer class:

KWH Sales (000's)                  1999            1998           1997

Residential                      571,694         541,492         533,907
Commercial/Industrial          1,037,130         999,476         957,196
   Total KWH Sales             1,608,824       1,540,968       1,491,103



Electric Operating Revenue increased by $4.4 million, or 3.0%, in 1999 compared to 1998. Approximately one-third of this increase was the result of higher sales volume across all customer classes, slightly offset by lower electric rates, due to additional rate discounts mandated in Massachusetts and lower energy supply prices in New Hampshire. The remainder of this increase was the result of the resale of energy supply, due to the electric utility industry restructuring process. The energy component of electric operating revenue represents the recovery of energy supply costs which are collected from customers through periodic cost recovery adjustment mechanisms. Changes in energy supply prices do not affect net income, as they normally mirror corresponding changes in energy supply costs.

Electric Operating Revenue (000's)      1999          1998         1997

Residential                            $58,415      $57,242       $57,947
Commercial/Industrial                   95,662       92,397        92,026
    Total Operating Revenue           $154,077     $149,639      $149,973


OPERATING REVENUES-GAS

Unit (Therm) Sales - Total firm therm gas sales increased 0.5% in 1999 when compared to 1998. The decrease in sales is attributable to a 7.6% increase in sales to commercial/industrial customers, offset by a 5.8% decrease in sales to residential customers, due to the warm winter weather. Total firm therm sales decreased 6.7% in the two-year period from 1997 to 1999, as the winter heating season in 1999 was warmer than in 1997.



The following table details total firm therm gas sales for the last three years, by major customer class:

Firm Therm Sales  (000's)        1999           1998             1997

Residential                     10,980        11,656            13,038
Commercial/Industrial           11,156        10,371            10,678
    Total Firm Therm Sales      22,136        22,027            23,716




Gas Operating Revenues, which represent approximately 10% of Unitil's total operating revenues, increased by $1.1 million, or 6.5%, in 1999 compared to 1998. This increase was attributable to an approximate 7% base rate increase that went into effect in December 1998.

Gas Operating Revenue  (000's)       1999           1998           1997

Residential                         $8,635         $8,581         $10,179
Commercial/Industrial                7,148          6,259           7,368
   Total Firm Gas Revenue           15,783         14,840          17,547
Interruptible Gas Revenue            2,333          2,169           2,182
   Total Gas Revenues              $18,116        $17,009         $19,729


OPERATING REVENUES-OTHER

Other Revenue increased from $30,000 in 1998 to $180,000 in 1999. This increase was the result of revenue generated from consulting activities of $100,000 and the Company's internet based energy brokering business, UsourceTM of $50,000. UsourceTM began operations in May of 1999.

OPERATING EXPENSES

Fuel and Purchased Power expense is the cost of power supply, including fuel used in electric generation and the price of wholesale energy and capacity, that meets Unitil's electric energy requirements. Fuel and purchased power expenses (normally recoverable from customers through periodic cost recovery adjustment mechanisms) increased $3.6 million, or 3.6% in 1999 compared to 1998. The change was driven by an increase in the Company's total energy requirements in 1999, offset by a decrease in wholesale power prices. An additional component of this increase was the purchase of excess energy supply, due to electric utility industry restructuring and the timing of the divestiture of FG&E's power supply portfolio. The Company anticipates that power supply-related costs and corresponding revenues will decline in future years, as customers choose alternate competitive energy suppliers under a restructured electric utility industry.

Gas Purchased for Resale reflects gas purchased and manufactured to supply the Company's total gas energy requirements. Gas supply costs are recoverable from customers through the Cost of Gas Adjustment mechanism. Purchased Gas costs remained level in 1999 compared to 1998, reflecting a decrease in therms purchased, offset by slightly higher wholesale gas prices in 1999. Gas purchased for resale decreased by $2.2 million, or 18.1% in the two-year period from 1997 to 1999, driven by a decrease in therms purchased due to warmer winter weather.

Under Order 636, the Federal Energy Regulatory Commission (FERC) allowed gas pipeline suppliers to recover prudently incurred costs resulting from the transition into a deregulated environment. Through the end of 1998, the amount of transition costs incurred by the Company totaled approximately $3.4 million. These costs were recovered directly from gas customers through the Cost of Gas Adjustment mechanism. The Company did not incur any additional transition costs in 1999 and is not expected to incur these costs in the future.

Operation and Maintenance expense, which includes distribution utility operating costs, Conservation and Load Management (C&LM) Program expenditures, and the Company's share of operating costs related to power production at the generation facilities in which the Company has a partial ownership interest, increased by approximately $0.8 million, or 3.2% in 1999 compared to 1998. The increase in Operation and Maintenance expenses compared to last year reflects $0.6 million increase in costs associated with C&LM Programs, as well as approximately $0.1 million in costs to launch UsourceTM. The C&LM expenses are offset by revenues accrued to be collected in the future from customers through rate recovery mechanisms.

In 1998, Operation and Maintenance expense increased from 1997 by approximately $0.1 million, or 0.4%, due to higher administrative costs related to electric utility industry restructuring.



DEPRECIATION, AMORTIZATION AND TAXES

Depreciation and Amortization expense increased $1.4 million, or 14.0%, for 1999 over the prior year, due to a higher level of Plant in Service, higher gas Plant depreciation rates and the accelerated write-off of electric generating assets, due to electric utility industry restructuring in Massachusetts. The electric generating assets will be fully amortized in approximately 10 years.

Federal and State Income Taxes increased by $0.3 million in 1999 compared to 1998. This result reflects higher net income before taxes, as well as a higher effective income tax rate in 1999, partially due to the lower level of Investment Tax Credit amortization.

Local Property and Other Taxes decreased $0.5 million, or 8.4%, in 1999. This decrease was related to the divestiture of generating assets and the impact of state and local property tax changes in New Hampshire.


NON-OPERATING INCOME/EXPENSES

Non-Operating Expenses, Net in 1999 were lower than in 1998, reflecting a higher level of non-operating income related to non-utility products and services.

INTEREST EXPENSE

Interest Expense, Net remained level in 1999 compared to the prior year. An increase in accrued interest income associated with deferred rate recovery mechanisms and lower short-term borrowing rates were offset by interest expense on a higher level of debt outstanding. The $0.3 million decrease in interest expense in 1998 from 1997 was due to an increase in accrued interest income related to deferred rate recovery mechanisms and interest on refunds received from suppliers.


CAPITAL REQUIREMENTS AND LIQUIDITY

Unitil requires capital for the acquisition of property, plant, and equipment in order to improve, protect, maintain and expand its electric and gas distribution systems; to improve customer service operations and capabilities; and to pursue new growth opportunities. The capital necessary to meet these requirements has been derived primarily from the Company's retained earnings and through the sale of shares of common stock through the Company's Dividend Reinvestment and Stock Purchase Plans. When internally-generated funds are not available, it is the Company's policy to borrow funds on a short-term basis to meet the capital requirements of its subsidiaries and, when necessary, to repay short-term debt through the issuance of permanent financing.

Cash Flows from Operating Activities increased by $5.1 million in 1999, after decreasing by $3.3 million in 1998.

The increase in 1999 compared to 1998 was due to lower working capital needs at the year-end Balance Sheet date as a result of timing differences of payments on energy supply contracts. This favorable cash flow variance was offset by higher levels of accrued revenues, due to rate discounts associated with electric utility industry restructuring in Massachusetts. Other contributors to the increase in cash flow were a lower level of Materials and Supplies inventory, an increase in Customer Deposits, increased Interest Payable, and a decrease in net Regulatory Assets. Offsetting these contributors were a smaller increase in deferred tax provisions from the prior year and a higher level of taxes refundable.

Cash flow from operating activities is expected to be negatively impacted in the foreseeable future, as a result of electric utility industry restructuring in Massachusetts. As a result of legislatively mandated retail rate caps, the Company is deferring the recovery of certain costs related to the restructuring of its utility business. These costs are currently being funded from internally generated cash. The Company is exploring various financing alternatives to fund projected deferral levels in future years.

The decrease in 1998 compared to 1997 was primarily due to higher working capital needs at the year-end Balance Sheet date, as a result of timing differences of payments on energy supply contracts, as well as increased refunds of customer deposits.



Operating Activities (000's)                1999        1998         1997
Cash Provided by Operating Activities     $18,308      $13,215      $16,555


Cash Flows Used in Investing Activities increased approximately $0.7 million in 1999. Higher spending for utility distribution system additions and improvements ($1.0 million) plus the Company's investment in Enermetrix.com ($4.4 million) were offset by cash received from the sale of the Company's 4.5% interest in New Haven Harbor Station ($5.3 million).

The increase of $0.6 million in 1998 compared to 1997 reflected higher spending for utility customer and distribution system additions and improvements.

Capital expenditures are projected to increase in 2000 to approximately $19.0 million, primarily reflecting a major distribution substation addition and distribution system improvements.


Investing Activities (000's)            1999           1998          1997
Cash Used in Investing Activities      $(15,131)     $(14,463)    $(13,887)


Cash Flows from Financing Activities decreased by $7.4 million in 1999 compared to 1998. This decrease reflects lower borrowings in 1999 versus 1998.

On January 26, 1999, FG&E sold $12,000,000 of long-term notes at par to institutional investors, bearing an interest rate of 7.37%. Proceeds were used to repay short-term indebtedness, incurred to fund FG&E's ongoing construction programs.

On September 3, 1998, CECo sold $10,000,000 of 30-year Series J First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness and to redeem $4,550,000 of 9.43% Series H First Mortgage Bonds.

On September 3, 1998, E&H sold $10,000,000 of 30-year Series L First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness and to redeem $700,000 of 8.5% Series H First Mortgage Bonds, and $3,500,000 of 9.43% Series J First Mortgage Bonds.

During 1999, the Company raised $0.7 million of additional common equity capital through the issuance of 27,619 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase plans. The Company raised $1.0 million of additional common equity capital in 1998 and $1.0 million of additional equity capital in 1997, through the issuance of 43,862 and 51,529 shares, respectively, of common stock in connection with these plans. The Company also raised $804,000, $566,000, and $242,000 of additional common equity capital in 1999, 1998, and 1997, respectively, through the issuance of shares, as a result of the exercise of options granted under the Company's Key Employee Stock Option Plan (KESOP). The total number of shares exercised under the KESOP plan in 1999, 1998 and 1997 were 109,753 shares, 66,951 shares and 28,222 shares, respectively. The Company plans to move to open-market purchases to meet its share issuance obligations under these plans in the future.

The change in Cash From Financing Activities from 1997 to 1998 reflects an increase in both short-term and long-term borrowings.

Financing Activities (000's)          1999         1998          1997
Cash From Financing Activities       $(4,413)    $2,994         $(3,234)


REGULATORY MATTERS

Restructuring Activity --- Electric and gas industry restructuring and the process for separating the "competitive" retail sale of the electric and gas energy from the "regulated" delivery of that energy over a utility's transmission and distribution system has been the predominant focus of the Company's regulatory initiatives and activities in both Massachusetts and New Hampshire.

Since March 1, 1998 all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts utility operating subsidiary, began implementation of its comprehensive electric restructuring plan that includes the divestiture of its entire regulated power supply business.

In New Hampshire, CECo and E&H, our electric utility operating subsidiaries, and Unitil Power Corp., our wholesale power company, continue to prepare for the the transition that will move them into this new market structure pending resolution of key restructuring policies and issues that have slowed the restructing process in the state.

Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies
(LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E is required to file with the Massachusetts Department of Telecommunications and Energy (MDTE) new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The target date for implementation of approved tariffs and final rules is April 1, 2000.

Massachusetts (Electric)- On January 15, 1999, the MDTE approved FG&E's restructuring plan with certain modifications. The Plan provides customers with: a) the ability to choose an energy supplier; b) an option to purchase Standard Offer Service provided by FG&E at regulated rates for up to seven years; and c) a cumulative 15% rate reduction. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. The Company has been afforded full recovery of any transition costs through a non-bypassable retail Transition Charge.

Pursuant to the Plan, on October 30, 1998, FG&E filed a proposed contract with Constellation Power Services Inc. for provision of Standard Offer Service. Service under the FG&E/Constellation contract commenced on March 1, 1999, and is scheduled to continue through February 28, 2005. This contract is the result of the first successful Standard Offer auction conducted in Massachusetts.

A contract for the sale of FG&E's interest in the New Haven Harbor plant was approved by the MDTE on March 31, 1999 and the sale of the unit closed on April 14, 1999. A contract for the sale of the entire output from FG&E's remaining generating assets and purchased power contracts was approved by the MDTE on December 28, 1999, and went into effect February 1, 2000.

FG&E filed an electric rate decrease effective September 1, 1999, as provided for by the 1997 Massachusetts Electric Restructuring Act (the Act). The Act mandated a 10% rate reduction in March 1998, to be followed by an additional, inflation-adjusted 5% rate reduction by September 1, 1999. The net rate decrease of 1.3% reflects FG&E's divestiture of its generation assets and purchased power portfolio.

On December 22, 1999, FG&E filed with the MDTE new rates for effect January 1, 2000. The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved the rates on January 5, 2000, subject to reconciliation pursuant to an investigation, resulting in an upward inflation adjustment of 2.5% relative to September 1999 rates. The MDTE has issued a notice of public hearing and procedural conference to examine electric restructuring issues including, but not limited to, consistency of the proposed charges and adjustments with the methods approved in FG&E's restructuring plan.

As a result of restructuring and divestiture of FG&E's generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets and on FG&E's abandoned investment in Seabrook Station. An MDTE Order established the return to be earned on the unamortized balance of FG&E's generation plant. The new return reduces FG&E's earnings on its generation assets. As this portfolio is amortized over the next 10 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease. Currently, Unitil's earnings from this business segment represent approximately 10% of total consolidated earnings.

Massachusetts (Gas)- In mid-1997, the MDTE directed all Massachusetts natural gas LDCs to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service, and directed FG&E and four other LDCs to file unbundled gas rates for its review. FG&E's unbundled gas rates were filed with, and approved by, the MDTE and implemented in November 1998.

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, expected to begin April 1, 2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers effective June 1, 1999 and to complement this service with a firm gas peaking service.

On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E is required to file Company-specific tariffs that implement natural gas unbundling. The MDTE has also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The target date for implementation of approved tariffs and final rules is April 1, 2000.

New Hampshire - On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for New Hampshire electric utilities to transition to a competitive electric market in the state
("Final Plan"). The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery, as defined by the NHPUC. However, the NHPUC also made certain legal rulings, which could affect CECo's and E&H's long-term ability to recover all of its stranded costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire, filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction was challenged by the NHPUC, but affirmed by the First Circuit Court of Appeals in December 1998. Unitil continues to be a plaintiff-intervenor in federal district court and cross motions for summary judgement by all parties are now under review by the court.

During 1998, Unitil took steps to settle all of the outstanding issues related to the Final Plan and the federal court litigation over electric industry restructuring. In September 1998, Unitil reached a settlement with key parties and filed this unopposed agreement with the NHPUC for approval. However, the NHPUC imposed unacceptable conditions to approval of the settlement, and CECo and E&H withdrew the proposed settlement from further NHPUC review. Unitil has continued to work actively to explore additional settlement opportunities and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring for other utilities in New Hampshire.


Rate Proceedings -The last formal regulatory filings to increase base electric rates for Unitil's three retail operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, that would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had double-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million in double collections since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. This proceeding is underway and is expected to be concluded in the second quarter of 2000.

On October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Ratemaking (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. On December 29, 1999, FG&E filed a petition with the MDTE for authority to defer for later recovery costs associated with its preparation of a PBR filing for its gas division and its participation in the MDTE-initiated generic gas and electric PBR proceedings. This petition is pending. The Company is currently evaluating the impact, if any, that PBR would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No.71 "Accounting for the Effects of Certain Types of Regulation."

On December 31, 1999, the Massachusetts Attorney General initiated a Complaint against FG&E. The Attorney General requested that the MDTE launch an investigation of the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. To date, the MDTE has taken no action on the Attorney General's complaint.

Millstone Unit No. 3 - FG&E has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996, the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its Watch List, which calls for increased NRC inspection attention. In March 1996, as a result of engineering evaluations, Millstone 3 was taken out of service. The NRC authorized the restart of Millstone 3 in June 1998.

During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E also incurred costs to replace the power that was expected to be generated by the unit. During the outage, FG&E incurred approximately $1.2 million in replacement power costs, and recovered those costs through its electric fuel charge, which is subject to review and reconciliation by the MDTE. Under existing MDTE precendent, FG&E's replacement power costs of $1.2 million could be subject to disallowance in rates.

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. On March 22, 2000, FG&E entered into a settlement agreement with the defendants under which FG&E will dismiss its lawsuit and arbitration claims. The settlement is generally similar to earlier settlements with the defendants and three joint owners that own, in the aggregate, approximately 19 percent of the unit. The settlement provides for FG&E to receive an initial payment of $600,000 and other amounts contingent upon future events and would result in FG&E's entire interest in the unit being included in the auction of the majority interest, and certain of the minority interests, in Millstone 3 expected to be completed by 2001. Upon completion of the sale of Millstone 3, FG&E will be relieved of all residual liabilities, including decommissioning liabilities, associated with Millstone 3. FG&E expects to flow the net proceeds of the settlement to its customers.

Environmental Matters - In October 1999, FG&E applied for a time extension on the Tier 1B permit (which allows FG&E to work towards temporary remediation of the site) for FG&E's former manufactured gas plant site (MGP) at Sawyer Passway. The permit extension application was made to accommodate delays in the scheduled construction of the new highway bridge that is to be built across Sawyer Passway and to permit fulfillment of FG&E's obligations associated with the bridge construction as stipulated in a memorandum of understanding with the Massachusetts Highway Department and the Massachusetts Department of Environmental Protection.

In December 1999, the Massachusetts Department of Environmental Protection granted FG&E a two year extension to the FG&E's current Tier 1B permit at Sawyer Passway. Upon completion of site remediation associated with the bridge construction, the last remaining portion of the Sawyer Passway MGP site is expected to be closed out and attain the status of temporary closure in late 2001. This temporary closure allows FG&E to monitor the site every five years to determine if a more feasible remediation alternative can be developed and achieved.

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




CONSOLIDATED STATEMENTS OF EARNINGS
(000's, except common shares and per share data)

Year Ended December 31,                   1999         1998          1997

Operating Revenues:

     Electric                           $154,077     $149,639      $149,973
     Gas                                  18,116       17,009        19,729
     Other                                   180           30            36
          Total Operating Revenues       172,373      166,678       169,738


Operating Expenses:

     Fuel and Purchased Power            102,171       98,589        99,974
     Gas Purchased for Resale              9,854        9,874        12,032
     Operation and Maintenance            24,404       23,652        23,550
     Depreciation and Amortization        11,412       10,007         9,178
     Provisions for Taxes:
        Local Property and Other           5,077        5,540         5,276
        Federal and State Income           4,047        3,710         4,166
          Total Operating Expenses       156,965      151,372       154,176
Operating Income                          15,408       15,306        15,562
   Non-Operating Expenses                     51          156           160
Income Before Interest Expense            15,357       15,150        15,402
   Interest Epense, Net                    6,919        6,901         7,167
Net Income                                 8,438        8,249         8,235
   Less Dividends on Preferred Stock         268          274           276
Net Income Applicable to Common Stock     $8,170       $7,975        $7,959

Average Common Shares Outstanding      4,682,273    4,505,784     4,412,869

Basic Earnings Per Share                   $1.74        $1.77         $1.80

Diluted Earnings Per Share                 $1.74        $1.72         $1.76



(The accompanying Notes are an integral part of these financial statements.)








CONSOLIDATED BALANCE SHEETS (000'S)

ASSETS

December 31,                                         1999            1998



Utility Plant:
     Electric                                      $161,767       $152,940
     Gas                                             34,031         32,622
     Common                                          21,541         20,876
     Construction Work in Progress                    2,499          3,024
     Utility Plant                                  219,838        209,462
     Less: Accumulated Depreciation                  66,429         63,428
          Net Utility Plant                         153,409        146,034

     Other Property and Investments                   5,051             42

Current Assets:
     Cash                                             2,847          4,083
     Accounts Receivable - Less Allowance for
       Doubtful Accounts of $598 and $646            16,630         15,999
     Taxes Refundable                                 1,419          1,056
     Material and Supplies                            2,503          2,962
     Prepayments                                        713          1,147
     Accrued Revenue                                  2,262          1,175
          Total Current Assets                       26,374         26,422

Noncurrent Assets:
     Regulatory Assets                              143,470        167,181
     Prepaid Pension Costs                            9,119          8,591
     Debt Issuance Coss                               1,351          1,320
     Other Noncurrent Assets                         24,753         27,245
          Total Noncurrent Assets                   178,693        204,337


          TOTAL                                    $363,527       $376,835



(The accompanying Notes are an integral part of these financial statements.)




CONSOLIDATED BALANCE SHEETS (Cont.) (000'S)


CAPITALIZATION AND LIABILITIES

December 31,                                         1999           1998

Capitalization:
     Common Stock Equity                            $78,675       $75,351
     Preferred Stock, Non-Redeemable,
                 Non-Cumulative                         225           225
     Preferred Stock, Redeemable, Cumulative          3,532         3,618
     Long-Term Debt, Less Current Portion            84,966        74,047
          Total Capitalization                      167,398       153,241

Current Liabilities:
     Long-Term Debt, Current Portion                  1,191         1,175
     Capitalized Leases, Current Portion                902           907
     Accounts Payable                                16,515        11,382
     Short-Term Debt                                 10,500        20,000
     Dividends Declared and Payable                     220           232
     Refundable Customer Deposits                     1,302         1,293
     Interest Payable                                 1,245           841
     Other Current Liabilities                        3,042         2,776
          Total Current Liabilities                  34,917        38,606


Deferred Income Taxes                                42,634        43,027

Noncurrent Liabilities:
     Power Supply Contract Obligations              106,184       129,688
     Capitalized Leases, Less Current Portion         3,860         4,287
     Other Noncurrent Liabilities                     8,534         7,986
          Total Noncurrent Liabilities              118,578       141,961

          TOTAL                                    $363,527      $376,835




(The accompanying Notes are an integral part of these financial statements.)


CONSOLIDATED STATEMENTS OF CAPITALIZATION
(000's except number of shares and par value)


December 31,                                                1999       1998

Common Stock Equity
     Common Stock, No Par Value
           (Authorized - 8,000,000 shares;                 $40,352   $38,407
           Outstanding - 4,712,001 and 4,574,629 shares)
     Stock Options                                             194       543
     Retained Earnings                                      38,129    36,401
          Total Common Stock Equity                         78,675    75,351

Preferred Stock
     CECo Preferred Stock, Non-Redeemable,
          Non-Cumulative:
       6% Series, $100 Par Value                               225       225
     CECo Preferred Stock, Redeemable, Cumulative:
       8.7% Series, $100 Par Value                             215       215
     E&H Preferred Stock, Redeemable, Cumulative:
     5% Series, $100 Par Value                                  91        91
       6% Series, $100 Par Value                               168       168
       8.75% Series, $100 Par Value                            333       333
       8.25% Series, $100 Par Value                            385       406
     FG&E Preferred Stock, Redeemable, Cumulative:
       5.125% Series, $100 Par Value                           987       998
       8% Series, $100 Par Value                             1,353     1,407
          Total Preferred Stock                              3,757     3,843

Long-Term Debt
     CECo First Mortgage Bonds:
       Series I, 8.49%, Due October 14, 2024                 6,000     6,000
       Series J, 6.96%, Due September 1, 2028               10,000    10,000
     E&H First Mortgage Bonds:
       Series K, 8.49%, Due October 14, 2024                 9,000     9,000
       Series L, 6.96%, Due September 1, 2028               10,000    10,000
     FG&E Long-Term Notes:
       8.55% Notes due March 31, 2004                       13,000    14,000
       6.75% Notes due November 30, 2023                    19,000    19,000
       7.37% Notes due January 15, 2028                     12,000    ----
     Unitil Realty Corp. Senior Secured Notes:
       8.00% Notes Due August 1, 2017                        7,157     7,222
          Total Long-Term Debt                              86,157    75,222
       Less: Long-term Debt, Current Portion                 1,191     1,175
          Total Long-Term Debt, Less Current Portion        84,966    74,047

Total Capitalization                                      $167,398  $153,241



 (The accompanying Notes are an integral part of these financial statements.)



CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)

Year Ended December 31,                            1999      1998      1997

Operating Activities:
     Net Income                                   $8,438    $8,249    $8,235
     Adjustments to Reconcile Net Income to
      Cash Provided by Operating Activities:
          Depreciation and Amortization           11,412    10,007     9,178
          Deferred Tax Provision                      72     1,515       660
          Amortization of Investment Tax Credit     (322)     (402)     (172)
          Amortization of Debt Issuance Costs         60        61        60
     Changes in Working Capital:
          Accounts Receivable                       (631)      891     (506)
          Materials and Supplies                     459      (299)    (184)
          Prepayments                                (94)     (713)    (725)
          Accrued Revenue                         (1,087)     5,621    2,063
          Accounts Payable                         5,133     (3,352)   (370)
          Refundable Customer Deposits                 9       (894)    602
          Taxes and Interest Payable                  41       (748)   (804)
      Other, Net                                  (5,182)    (6,721)  (1,482)
          Cash Provided by Operation Activities   18,308     13,215   16,555

Cash Flows Used In Investing Activities:
     Acquisition of Property, Plant & Equipment  (15,411)   (14,463) (13,887)
     Proceeds from the Sale of Electric
          Generation Assets                        5,288       ----     ----
     Acquisition of Other Property and
          Investments                             (5,008)      ----     ----
             Cash Used in Investing Activities   (15,131)   (14,463) (13,887)

Cash Flows From Financing Activities:
     Proceeds From (Repayment of)
          Short-Term Debt, net                    (9,500)     2,000   (3,400)
     Proceeds From Issuance of Long-Term Debt     12,000     20,000    7,500
     Repayment of Long-Term Debt                  (1,065)   (13,144)  (1,345)
     Dividends Paid                               (6,722)    (6,368)  (6,159)
     Issuance of Common Stock                      1,945      1,600    1,285
     Retirement of Preferred Stock                   (86)       (48)   ----
     Repayment of Capital Lease Obligations        (985)     (1,046)  (1,115)
             Cash (Used In)Provided by
                  Financing Activities            (4,413)     2,994   (3,234)

Net (Decrease)Increase in Cash                    (1,236)     1,746     (566)

Cash at Beginning of Year                          4,083      2,337    2,903
Cash at End of Year                               $2,847     $4,083   $2,337

Supplemental Cash Flow Information:
 Interest  Paid                                   $7,164     $7,445   $7,531
 Federal Income Taxes Paid                        $4,018     $2,490   $3,340

Supplemental Schedule of Noncash Activities:
 Capital Leases Incurred                            $553       $624   $1,057

 The Company recorded the estimated impact of the Order from the MDTE related to its Electric Utility Restructuring Plan on its December 31, 1998, and subsequently updated for actual amounts in 1999. The noncash charges related to the Restructuring Plan are as follows:

  (Decrease) Increase in Regulatory Assets       (23,504)    129,688    ---
  Decrease (Increase) in Power Supply
         Contract Obligations                     23,504    (129,688)   ---


(The accompanying Notes are an integral part of these statements.)




CHANGES IN COMMON STOCK EQUITY (000's except number of shares)

                                         Deferred
                              Common   Stock Option      Retained
                              Shares       Plan          Earnings     Total

Balance at January 1, 1997    $33,984     $1,506          $32,484    $67,974
Net Income for 1997                                         8,235      8,235
Dividends on Preferred Shares                                (276)      (276)
Dividends on Common Shares -
   at an Annual Rate of
   $1.34 per Share                                         (5,904)    (5,904)
Stock Option Plan                            330                         330
Exercised Stock Options -
   28,222 Shares                  626       (384)                        242
Issuance of 51,029
   Common Shares (a)            1,043                                  1,043

Balance at December 31, 1997   35,653      1,452           34,539     71,644
Net Income for 1998                                         8,249      8,249
Dividends on Preferred Shares                                (274)      (274)
Dividends on Common Shares -
   at an Annual Rate of
   $1.36 per Share                                         (6,113)    (6,113)
Stock Option Plan                            245                         245
Exercised Stock Options -
   66,951 Shares                1,720     (1,154)                        566
Issuance of 43,862
   Common Shares (a)            1,034                                  1,034

Balance at December 31, 1998   38,407        543           36,401     75,351
Net Income for 1999                                         8,438      8,438
Dividends on Preferred Shares                                (268)      (268)
Dividends on Common Shares -
   at an Annual Rate of
   $1.38 per Share                                         (6,442)    (6,442)
Stock Option Plan                            116                         116
Exercised Stock Options -
   109,753 Shares               2,543     (1,739)                        804
Issuance of 27,619
   Common Shares (a)              676                                    676
Effect of Termination of
   Stock Option Plan           (1,274)     1,274                         ---
Balance at December 31, 1999  $40,352       $194          $38,129    $78,675


(a) Shares sold and issued in connection with the Company's Dividend Reinvestment and Stock Purchase Plan and Employee 401(k) Tax Deferred Savings and Investment Plan (See Note 2).


(The accompanying Notes are an integral part of these financial statements.)


Note 1: Summary of Significant Accounting Policies

Nature of Operations --- Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935, and is the parent of the Unitil System (the System). The following companies are wholly owned subsidiaries of Unitil: Concord Electric Company
(CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (UPC), Unitil Realty Corp. (URC), Unitil Service Corp. (USC), and Unitil Resources, Inc. (URI).

Unitil's principal business is the retail sale and distribution of electricity in New Hampshire and both electric and gas services in Massachusetts through its retail distribution subsidiaries CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, principally provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England region. URI provides an Internet-based energy brokering business under the name "UsourceTM", as well as various energy consulting and marketing activities. Finally, URC and USC provide centralized facilities and operations to support the Unitil System.

With respect to rates and accounting practices, CECo and E&H are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy
(MDTE), and UPC and FG&E are regulated by the Federal Energy Regulatory Commission (FERC).

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

Basis of Presentation

Principles of Consolidation --- Unitil Corporation is the parent company of the Unitil System. The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Other Property and Investments --- At December 31, 1999, Other Property and Investments includes the Company's investment in the stock of Enermetrix.com, which is recorded at its historical cost of $4,424,000, comprised of $4,282,000 of Enermetrix.com Convertible Preferred Stock and $142,000 of Enermetrix.com Common Stock Warrants. Although the market value of the investment in Enermetrix.com stock is not readily determinable, management believes the fair value of this investment currently exceeds its carrying cost.

Depreciation and Amortization --- Depreciation provisions for the Company's utility operating subsidiaries are determined on a group straight-line basis. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 1999 - 3.72 percent; 1998 - 3.21 percent; and 1997 - 3.45 percent.

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


Note 2: Common Stock

New Shares Issued --- During 1999, the Company raised $676,000 of additional common equity capital through the issuance of 27,619 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan and the Employee 401(k) Tax Deferred Savings and Investment Plan. The Dividend Reinvestment and Stock Purchase Plan provides participants in the plan a method for investing cash dividends on the Company's Common Stock and cash payments in additional shares of the Company's Common Stock. The Employee 401(k) Tax Deferred Savings and Investment Plan is described in Note 9. In 1998, the Company raised $1,034,000 of additional common equity capital through the issuance of 43,862 shares of common stock in connection with these plans.

Stock-Based Compensation Plans --- The Company maintains two stock option plans which provide for the granting of options to key employees, as follows:

Unitil Corporation Key Employee Stock Option Plan: The "Unitil Corporation Key Employee Stock Option Plan" was a ten year plan which began in March 1989. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Board of Directors, subject to plan limitations. All options granted under this plan vested upon grant. The ten year period in which options could be granted under this plan expired in March, 1999. The plan provides dividend equivalents on options granted, which are recorded at fair value as compensation expense. The total compensation expenses recorded by the Company with respect to this plan were $74,000, $245,000 and $330,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

Share Option Activity of the "Unitil Corporation Key Employee Stock Option Plan" is presented in the following table:


                                           1999         1998         1997
Beginning Options Outstanding
        and Exercisable                  134,741       191,365     182,495
Options Granted                            ----          ----       25,000
Dividend Equivalents Earned                2,988        10,327      12,092
Options Exercised                       (109,753)      (66,951)    (28,222)
Ending Options Outstanding
        and Exercisable                   27,976       134,741     191,365

Range of Option Exercise
        Price per Share             $12.11-$18.28 $12.11-$18.28 $12.11-$18.28



Unitil Corporation 1998 Stock Option Plan: The "Unitil Corporation 1998 Stock Option Plan" became effective on December 11,1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Board of Directors, subject to plan limitations. All options granted under this plan vest over a three year period from the date of the grant with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than ten years after the date on which they were granted. On March 5,1999, 62,000 options were granted with an exercise price of $23.38. No options were exercisable under this plan in 1999. The total compensation expense recorded by the Company with respect to this plan was $42,000 for the year ended December 31, 1999.



The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," and recognizes compensation costs at fair value at the date of grant.

The weighted average fair value per share of options granted during 1999 and 1997 was $3.25 and $3.21, respectively. No options were granted in 1998. The weighted average exercise price of options and dividend equivalents exercised in 1999 and 1998 was $7.32 and $8.38 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:



                                          1999         1998            1997
Expected Life (Years)                     10.0     None Granted         2.0
Interest Rate                              6.0%                         6.0%
Volatility                                19.9%                        19.5%
Dividend Yield                             5.9%                         5.5%



Restrictions on Retained Earnings ---Unitil Corporation has no restriction on the payment of common dividends from retained earnings. Its three retail distribution subsidiaries do have restrictions. Under the terms of the First Mortgage Bond Indentures, CECo and E&H had $3,761,000 and $3,716,000, respectively, available for the payment of cash dividends on their common stock at December 31, 1999. Under the terms of long-term debt Purchase Agreements, FG&E had $10,036,000 of retained earnings available for the payment of cash dividends on its common stock at December 31, 1999.



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

The aggregate purchases of Redeemable Cumulative Preferred Stock during 1999, 1998 and 1997 were $86,300; $47,300; and $0, respectively. The aggregate amount of sinking fund requirements of the Redeemable Cumulative Preferred Stock for each of the five years following 1999 are $206,000 per year.

Note 4: Long-Term Debt

Certain of the Company's long-term debt agreements contain provisions which, among other things, limit the incursion of additional long-term debt.

Total aggregate amount of sinking fund payments relating to bond issues and normal scheduled long-term debt repayments amounted to $1,065,000 and $4,394,000 in 1999 and 1998, respectively.

The aggregate amount of bond sinking fund requirements and normal scheduled long-term debt repayments for each of the five years following 1999 is:
2000 - $1,191,000; 2001 - $3,208,000; 2002 - $3,225,000; 2003 - $3,244,000
and 2004 - $3,264,000.

On January 26, 1999, FG&E sold $12,000,000 of long-term notes at par to institutional investors, bearing an interest rate of 7.37%. Proceeds were used to repay short-term indebtedness, incurred to fund FG&E's ongoing construction program.

On September 3, 1998, CECo sold $10,000,000 of 30-year Series J First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness, incurred to fund CECo's ongoing construction program, and to redeem a higher coupon long-term debt issue prior to its maturity. The redemption of $4,550,000 was on the 9.43% Series H First Mortgage Bonds.

On September 3, 1998, E&H sold $10,000,000 of 30-year Series L First Mortgage Bonds at par to an institutional investor, bearing an interest rate of 6.96%. Proceeds were used to repay short-term indebtedness, incurred to fund E&H's ongoing construction program, and to redeem two higher coupon long-term debt issues prior to their maturity. The redemptions, which totaled $4,200,000, included $700,000 of 8.5% Series H First Mortgage
Bonds,  and $3,500,000 of 9.43% Series J First Mortgage Bonds.

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In management's opinion, the carrying value of the debt approximated its fair value at December 31, 1999 and 1998.

Note 5: Credit Arrangements

At December 31, 1999, the Company had unsecured committed bank lines for short-term debt aggregating $21,000,000 with three banks for which it pays commitment fees. At December 31, 1999, the unused portion of the committed credit lines outstanding was $10,500,000. The average interest rates on all short-term borrowings were 5.72% and 5.95% during 1999 and 1998, respectively.

Note 6: Leases

The Company's subsidiaries conduct a portion of their operations in leased facilities and also lease some of their machinery and office equipment. FG&E has a facility lease for twenty-two years which began in February 1981. The lease allows five, five-year renewal periods at the option of FG&E. The equipment leases included a twenty-five-year lease, which expired in 1988, for a combustion turbine which was retired, and a liquefied natural gas storage and vaporization facility which the Company acquired. In addition, Unitil's subsidiaries lease some equipment under operating leases.


The following is a schedule of the leased property under capital leases by major classes:


                                       Asset Balances at December 31,
Classes of Utility Plant (000's)                1999            1998
Common Plant                                   $7,451          $6,899
Less: Accumulated Depreciation                  2,711           1,705
Net Plant                                      $4,740          $5,194


The following is a schedule by years of future minimum lease payments and present value of net minimum lease payments under capital leases as of December 31, 1999:


Year Ending December 31, (000's)

2000                                             $1,480
2001                                              1,340
2002                                              1,233
2003                                                813
2004                                                434
2005 - 2008                                       1,393
Total Minimum Lease Payments                     $6,693
Less: Amount Representing Interest                1,931
Present Value of Net Minimum Lease Payments      $4,762


Total rental expense charged to operations for the years ended December 31, 1999, 1998 and 1997 amounted to $103,000, $88,000; and $110,000, respectively. There are no material future operating lease payment obligations at December 31, 1999.



Note 7: Income Taxes

Federal Income Taxes were provided for the following items for the years ended December 31, 1999, 1998 and 1997, respectively:

                                                 1999      1998      1997
Current Federal Tax Provision (000's)
     Operating Income                           $3,492    $2,221     $2,999
     Amortizaton of Investment Tax Credits        (322)     (402)     (172)
        Total Current Federal Tax Provision      3,170     1,819      2,827



Deferred Federal Tax Provision (000's)
     Accelerated Tax Depreciation                  132       488        500
     Abandoned Properties                         (794)     (656)      (589)
     Allowance for Funds Used During Construction
       ("AFUDC") and Overheads                     (53)      (58)       (65)
     Post Retirement Benefits Other Than Pensions  (27)      (32)       (33)
     Environmental Remediation                     (15)       45        112
     Accrued Revenue                             1,624     1,042        ---
     Deferred Gas Rate Case Expense               (101)      283        ---
     Percentage Repair Allowance                     3       115        108
     Deferred Advances                            (124)      (72)        52
     Deferred Pensions                             159       146        237
     Electric and Gas Industry
       Restructuring Costs                         273       ---        ---
     Deferred Gain on Sale of New Haven Harbor  (1,437)      ---        ---
     Miscellaneous                                 425       (76)       251
          Total Deferred Federal
              Tax Provision                        65      1,225        573
                Total Federal Tax Provision    $3,235     $3,044     $3,400


The components of the Federal and State income tax provisions reflected in the accompanying consolidated statements of earnings for the years ended December 31, 1999, 1998 and 1997 were as follows:

Federal and State Tax Provisions (000's)         1999       1998      1997
Federal
     Current                                    $3,492     $2,221    $2,999
     Deferred                                       65      1,225       573
     Amortization of Investment Tax Credits       (322)      (402)     (172)
         Total Federal Tax Provision             3,235      3,044     3,400

State
     Current                                       805        377       679
     Deferred                                        7        289        87
          Total State Tax Provision                812        666       766
Total Provision for Federal
     and State Income Taxes                     $4,047     $3,710    $4,166

The differences between the Company's provisions for Federal Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below for the years ended December 31, 1999, 1998 and 1997:


                                                 1999       1998        1997
Statutory Federal Income Tax Rate                 34%        34%         34%
Income Tax Effects of:
     Investment Tax Credits                       (2)        (3)         (1)
     Abandoned Property                           (7)        (6)         (5)
     Other, Net                                    3          2           1
Effective Federal Income Tax Rate                 28%        27%         29%


Temporary differences which gave rise to deferred tax assets and liabilities are shown below for the years ended December 31, 1999, 1998:

Deferred Income Taxes (000's)                       1999           1998
Accelerated Depreciatio                           $24,506        $24,658
Abandoned Property                                  7,649          8,442
Contributions in Aid to Construction               (2,948)        (2,819)
Percentage Repair Allowance                         1,923          1,924
Cathodic Protection                                   374            369
Retirement Loss                                     2,640          2,348
Deferred Pensions                                   2,970          2,870
AFUDC                                                  19             31
Overheads                                             159            202
KESOP                                                 (45)          (442)
Bad Debts                                            (222)          (225)
Accumulated Deferred                                3,170          3,179
Environmental Remediation                             169            186
Accrued Revenue                                     3,073          1,199
Deferred Gas Rate Case Expense                        217            337
Investment Tax Credit                                 460            916
Electric and Gas Industry Restructuring               304            ---
Gain on Sale of New Haven Harbor                   (1,712)           ---
Other                                                 (72)          (148)
     Total Deferred Income Tax                    $42,634        $43,027



Note 8: Energy Supply

Massachusetts:

Joint Owned Units --- FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of two generating units. Wyman Unit No. 4 is an oil-fired station that has been in commercial operation since December 1978. Millstone Unit No. 3, a nuclear generating unit, has been in commercial operation since April 1986. FG&E completed the sale of its principal generating asset, a 4.5% interest in New Haven Harbor Station, in March 1999. Kilowatt-hour generation and operating expenses of the joint ownership units are divided on the same basis as ownership. FG&E's proportionate costs are reflected in the Consolidated Statements of Earnings. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed below, FG&E began selling the output from their generation units on February 1, 2000. Information with respect to FG&E's generation assets at December 31, 1999 is shown below:


                                                               Company's
Joint Ownership                  Proportionate     Share of    Net Book
Units                 State       Ownership %      Total MW      Value
Millstone Unit No. 3   CT           0.2170           2.50        $6,779
Wyman Unit No. 4       ME           0.1822           1.13           116
                                                     3.63        $6,895


Purchased Power and Gas Supply Contracts --- FG&E has commitments under long-term contracts for the purchase of electricity and gas from various suppliers. Generally, these contracts are for fixed periods and require payment of demand and energy charges. Total costs under these contracts are included in Electricity and Gas Purchased for Resale in the Consolidated Statements of Earnings. These costs are normally recoverable in revenues under various cost recovery mechanisms. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed below, FG&E began selling the output from their power supply contracts on February 1, 2000. Information with respect to FG&E's electric purchased power contracts at December 31, 1999 is shown below:

          Unit
          Fuel              Energy                 Contract
          Type             Entitlements            End Date

          Hydro                8MW                   2001
          Hydro                3MW                   2012
          Wood                14MW                   2012
          System              15MW                   2000

Power Supply Divestiture --- In January 2000, FG&E announced the completion of its electric power supply restructuring efforts, with the approval by the MDTE, of FG&E's agreement to sell the output from its remaining electric power generation portfolio to Select Energy, a subsidiary of Northeast Utilites. FG&E initiated its electric restructuring process, including the divestiture and sale of its power supply portfolio, in 1998, in response to the Massachusetts Electric Restructuring Law. Under the Select Energy contract, which went into effect February 1, 2000, FG&E began selling the output from its remaining power contracts and the output of its two minority interests in generation assets to Select Energy.

Under the Massachusetts Electric Restructuring Law, customers not purchasing electric power from competitive suppliers are eligible either for Standard Offer Service ("SOS") or for Default Service. Most of FG&E's customers are currently eligible for SOS service. On March 1, 1999, FG&E entered into a contract with Consetellation Power Source to procure power needed to serve the SOS load. The contract will continue through February 28, 2005. The power required to meet Default Service is currently being procured in the short-term markets. The MDTE is currently conducting a proceeding to determine the best way for utilities under its jurisdiction, including FG&E, to procure Default service.

FG&E has been allowed recovery of its transition costs, including the above-market or stranded generation and power-supply related costs, via a non-bypassable uniform Transition Charge. The recoverable transition cost which have been recorded on FG&E's balance sheet as Regulatory Assets, include $106,184,000 of purchased power contracts and $7,810,000 of stranded generation assets and other adjustments related to the restructuring process.

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

New Hampshire:

Purchased Power Contracts --- UPC has commitments under long-term contracts for the purchase of electricity from various suppliers. These wholesale contracts are generally for fixed periods and require payment of demand and energy charges. The total costs under these contracts are included in Electricity Purchased for Resale in the Consolidated Statements of Earnings and are normally recoverable in revenues under various cost recovery mechanisms.

The status of UPC's electric purchased power contracts at December 31, 1999, is as shown below:


                                                                Est. Annual
                                                                   Minimum
                                                               Payments Which
Unit           1999 Energy                                      Cover Future
Fuel            MW Winter        Purchased      Contract        Debt Service
Type           Entitlements       (MWH's)       End Date        Requirements
                                                                    (000's)

Gas                24             122,554         2010             $5,044(1)
Oil/Gas             2               4,517         2003               None
Oil/Gas            16              76,235         2006               None
Oil/Gas            10              35,673         2008               None
Oil                10              41,986         2005               None
Coal               25             124,762         2005               None
Nuclear            25             195,844         2001               None
Nuclear             5              37,521         2005               None
Nuclear            10              75,536         2010               None
Nuclear             2              14,332         2013               None
Hydro               5              68,426         2001              $957(2)
Refuse              6              38,995         2003               None
System             18               5,755         2002               None
System             30             148,523       Variable             None
Various                           189,922      Short-term            None

Notes:
(1) Total estimated 1999 annualized capacity payments.
(2) Total estimated 1999 annualized support charges.

In New Hampshire, Electric Industry Restructuring is not yet complete. The Company expects that, upon completion of industry restructuring, the above-market portion of the contracts listed above would be classified as stranded costs.



Note 9:  Benefit Plans

Pension Plans --- Prior to May 1, 1998 four of the Company's subsidiaries had defined benefit Retirement and Pension plans and related Trust Agreements to provide retirement annuities for participating employees at age 65. On
May 1, 1998, the plans of each employer were merged into one plan with uniform plan provisions to be known as the "Unitil Corporation Retirement Plan." The entire cost of the plan is borne by the respective subsidiaries. The following tables provide the components of the Unitil Corporation Retirement Plan for years 1999, 1998 and 1997:


Net Periodic Expense (Income)(000's)         1999        1998        1997

Service Cost                                 $935        $827        $767
Interest Cost                               2,395       2,207       2,023
Expected Return on Plan Assets             (4,044)     (3,562)     (3,094)
Amortization of Transition Obligation          85         (16)        (16)
Amortization of Prior-Service Cost            101          74          13
Net Periodic Benefit Income                 ($528)      ($470)      ($307)

Reconciliation of Projected
       Benefit Obligations (000's):          1999        1998         1997
Beginning of Year                          $36,621     $29,853      $26,907
Service Cost                                   935         827          767
Interest Cost                                2,395       2,207        2,023
Amendments                                    ---        1,292         ---
Actuarial (Gain) Loss                       (4,601)      4,290        1,836
Benefit Payments                            (1,979)     (1,848)      (1,680)
End of Year                                $33,371     $36,621      $29,853


Reconciliation of Fair Value of
       Plan Assets (000's):                  1999        1998         1997
Beginning of Year                          $48,627     $42,304      $36,547
Actual Return of Plan Assets                  (865)      8,171        6,971
Employer Contributions                         ---        ---           466
Benefit Payments                            (1,979)     (1,848)      (1,680)
End of Year                                $45,783     $48,627      $42,304


Funded Status (000's):                        1999       1998         1997
Funded Status at December 31                $12,411    $12,006      $12,451
Unrecognized Transition Obligation              169        254          238
Unrecognized Prior-Service Cost               1,216      1,317           98
Unrecognized (Gain) Loss                     (4,677)    (4,986)      (4,667)
Prepaid Pension Cost                         $9,119     $8,591       $8,120


Plan assets are invested in common stock, short-term investments and various other fixed income security funds. The weighted-average discount rates used in determining the projected benefit obligation in 1999, 1998 and 1997 were 7.75%, 7.00%, and 7.25%, respectively, while the rate of increase in future compensation levels for 1999, 1998 and 1997 were 4.00%, 4.00% and 4.50%, respectively. The expected long-term rates of return on assets in 1999, 1998 and 1997 were 9.25% in each year.

Unitil Service Corp. has a Supplemental Executive Retirement Plan (SERP). The SERP is an unfunded retirement plan with participation limited to executives selected by the Board of Directors. The cost associated with the SERP amounted to approximately $157,000; $114,000; and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Employee 401(k) Tax Deferred Savings Plan --- The Company sponsors a defined contribution plan (under Section 401 (k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation to the plan. The Company matches contributions, with a maximum matching contribution of 3% of current compensation. Employees may direct the investment of their savings plan balances into a variety of investment options, including a Company common stock fund. Participants are 100% vested in contributions made on their behalf, once they have completed three years of service. The Company's share of contributions to the plan were $407,000, $384,000 and $390,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Post-Retirement Benefits --- The Company's subsidiaries provide health care benefits to retirees for a twelve-month period following their retirement. The Company's subsidiaries continue to provide life insurance coverage to retirees. Life insurance and limited health care post-retirement benefits require the Company to accrue post-retirement benefits during the employee's years of service with the Company and the recognition of the actuarially determined total post retirement benefit obligation earned by existing retirees. At December 31, 1999, 1998 and 1997, the accumulated post retirement benefit obligation (transition obligation) was approximately $278,000, $299,000 and $321,000, respectively, and the period cost associated with these benefits for 1999, 1998 and 1997 was approximately $84,000, $76,000 and $75,000, respectively. This obligation is being recognized on a delayed basis over the average remaining service period of active participants and such period will not exceed 20 years.

Note 10: Earnings Per Share

The following table reconciles basic and diluted earnings per share assuming all outstanding vested stock options were converted to common shares per SFAS 128.

(000's except share and per share data)        1999       1998       1997
Basic Income Available to Common Stock        $8,170     $7,975     $7,959

Weighted Average Common Shares
      Outstanding - Basic                  4,682,273  4,505,784  4,412,869
Plus: Diluted Effect of Incremental Shares
     from Assumed Conversion                  10,381    128,324    107,512

Weighted Average Common Shares             4,692,654  4,634,108  4,520,381
     Outstanding - Diluted
Basic Earnings per Share                       $1.74      $1.77      $1.80
Diluted Earnings per Share                     $1.74      $1.72      $1.76


Note 11: Segment Information

The Company has two reportable segments: Electric (CECo, E&H, UPC, URI's electric sales, and the electric portion of FG&E's business) and Gas (the gas portion of FG&E's business). Unitil is engaged principally in the retail sale and distribution of electricity in New Hampshire and both electric and gas service in Massachusetts through its retail distribution subsidiaries CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England Region. URI provides an Internet-based energy brokering service, as well as various energy consulting and marketing activities. URC and USC provide centralized facilities and operations to support the Unitil System.

URC, USC and URI's energy brokering business are included in the "Other" column of the table below. USC provides centralized management and admininstrative services, including information systems management and financial record-keeping. URC owns certain real estate, principally the Company's corporate headquarters.

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

The following table provides significant segment financial data for the years ended December 31, 1999, 1998 and 1997:


Year Ended December 31,1999(000's) Electric    Gas    Other   Elimin-
                                                              ations    Total
Revenues
    External Customers             $154,077  $18,116   $180           $172,373
    Intersegment                     ----      ----  19,089  (19,089)   ----
Depreciation and Amortization         8,362    1,458  1,592             11,412
Interest, net                         5,094    1,255    570              6,919
Income Taxes                          4,051     (200)   196              4,047
Segment Profit                        7,830      320     20              8,170
Identifiable Segment Assets         306,786   35,653 41,892  (20,804  )363,527
Regulatory Assets                   143,470    ----    ----            143,470
Capital Expenditures                 12,193    2,266    952             15,411


Year Ended December 31,1998(000's)   Electric    Gas  Other  Elimin-
                                                            ations   Total
Revenues
    External Customers               $149,639  $17,009    $30         $166,678
    Intersegment                        ----     ----  18,483 (18,483)   ----
Depreciation and Amortization           7,917      893  1,197           10,007
Interest, net                           4,842    1,097    962            6,901
Income Taxes                            3,609     (145)   246            3,710
Segment Profit                          7,428      176    371            7,975
Identifiable Segment Assets           316,568   36,354 44,932 (21,019) 376,835
Regulatory Assets                     167,181    ----   ----           167,181
Capital Expenditures                   10,644    3,171    648           14,463



Year Ended December 31,1997(000's)  Electric     Gas    Other Elimin-
                                                                ations  Total
Revenues
   External Customers               $149,973  $19,729     $36         $169,738
    Intersegment                      ----      ----   14,295 (14,295)   ---
Depreciation and Amortization          7,246      892   1,040            9,178
Interest, net                          5,715    1,034     418            7,167
Income Taxes                           3,563      414     189            4,166
Segment Profit                         6,772      916     271            7,959
Identifiable Segment Assets          177,684   36,045  47,488 (22,686) 238,531
Regulatory Assets                     23,885    ----     ----           23,885
Capital Expenditures                  10,475    2,182   1,230           13,887



Note 12:  Commitments and Contingencies

Environmental Matters

In October 1999, FG&E applied for a time extension on the Tier 1B permit (which allows FG&E to work towards temporary remediation of the site) for FG&E's former manufactured gas plant site (MGP) at Sawyer Passway. The permit extension application was made to accommodate delays in the scheduled construction of the new highway bridge that is to be built across Sawyer Passway and to permit fulfillment of FG&E's obligations associated with the bridge construction as stipulated in a memorandum of understanding with the Massachusetts Highway Department and the Massachusetts Department of Environmental Protection.

In December 1999, the Massachusetts Department of Environmental Protection granted FG&E a two year extension to the FG&E's current Tier 1B permit at Sawyer Passway. Upon completion of site remediation associated with the bridge construction, the last remaining portion of the Sawyer Passway MGP site is expected to be closed out and attain the status of temporary closure in late 2001. This temporary closure allows FG&E to monitor the site every five years to determine if a more feasible remediation alternative can be developed and achieved.

The costs of remedial action at this site are initially funded from traditional sources of capital and recovered from customers under a rate recovery mechanism approved by the MDTE. The Company also has a number of liability insurance policies that may provide coverage for environmental remediation at this site.



Regulatory Matters

Restructuring Activity --- Electric and gas industry restructuring and the process for separating the "competitive" retail sale of the electric and gas energy from the "regulated" delivery of that energy over a utility's transmission and distribution system has been the predominant focus of the Company's regulatory initiatives and activities in both Massachusetts and New Hampshire.

Since March 1, 1998 all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts utility operating subsidiary, began implementation of its comprehensive electric restructuring plan that includes the divestiture of its entire regulated power supply business.

In New Hampshire, CECo and E&H, our electric utility operating subsidiaries, and Unitil Power Corp., our wholesale power company, continue to prepare for the the transition that will move them into this new market structure pending resolution of key restructuring policies and issues that have slowed the restructing process in the state.

Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies
(LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E is required to file with the Massachusetts Department of Telecommunications and Energy (MDTE) new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The target date for implementation of approved tariffs and final rules is April 1, 2000.

Massachusetts (Electric)- On January 15, 1999, the MDTE approved FG&E's restructuring plan with certain modifications. The Plan provides customers with: a) the ability to choose an energy supplier; b) an option to purchase Standard Offer Service provided by FG&E at regulated rates for up to seven years; and c) a cumulative 15% rate reduction. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. The Company has been afforded full recovery of any transition costs through a non-bypassable retail Transition Charge.

Pursuant to the Plan, on October 30, 1998, FG&E filed a proposed contract with Constellation Power Services Inc. for provision of Standard Offer Service. Service under the FG&E/Constellation contract commenced on March 1, 1999, and is scheduled to continue through February 28, 2005. This contract is the result of the first successful Standard Offer auction conducted in Massachusetts.

A contract for the sale of FG&E's interest in the New Haven Harbor plant was approved by the MDTE on March 31, 1999 and the sale of the unit closed on April 14, 1999. A contract for the sale of the entire output from FG&E's remaining generating assets and purchased power contracts was approved by the MDTE on December 28, 1999, and went into effect February 1, 2000.

FG&E filed an electric rate decrease effective September 1, 1999, as provided for by the 1997 Massachusetts Electric Restructuring Act (the Act). The Act mandated a 10% rate reduction in March 1998, to be followed by an additional, inflation-adjusted 5% rate reduction by September 1, 1999. The net rate decrease of 1.3% reflects FG&E's divestiture of its generation assets and purchased power portfolio.

On December 22, 1999, FG&E filed with the MDTE new rates for effect January 1, 2000. The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved the rates on January 5, 2000, subject to reconciliation pursuant to an investigation, resulting in an upward inflation adjustment of 2.5% relative to September 1999 rates. The MDTE has issued a notice of public hearing and procedural conference to examine electric restructuring issues including, but not limited to, consistency of the proposed charges and adjustments with the methods approved in FG&E's restructuring plan.

As a result of restructuring and divestiture of FG&E's generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets and on FG&E's abandoned investment in Seabrook Station. An MDTE Order established the return to be earned on the unamortized balance of FG&E's generation plant. The new return reduces FG&E's earnings on its generation assets. As this portfolio is amortized over the next 10 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease. Currently, Unitil's earnings from this business segment represent approximately 10% of total consolidated earnings.

Massachusetts (Gas)- In mid-1997, the MDTE directed all Massachusetts natural gas LDCs to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service, and directed FG&E and four other LDCs to file unbundled gas rates for its review. FG&E's unbundled gas rates were filed with, and approved by, the MDTE and implemented in November 1998.

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, expected to begin April 1, 2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers effective June 1, 1999 and to complement this service with a firm gas peaking service.


On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E is required to file Company-specific tariffs that implement natural gas unbundling. The MDTE has also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The target date for implementation of approved tariffs and final rules is April 1, 2000.

New Hampshire - On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for New Hampshire electric utilities to transition to a competitive electric market in the state ("Final Plan"). The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery, as defined by the NHPUC. However, the NHPUC also made certain legal rulings, which could affect CECo's and E&H's long-term ability to recover all of its stranded costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire, filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction was challenged by the NHPUC, but affirmed by the First Circuit Court of Appeals in December 1998. Unitil continues to be a plaintiff-intervenor in federal district court and cross motions for summary judgement by all parties are now under review by the court.

During 1998, Unitil took steps to settle all of the outstanding issues related to the Final Plan and the federal court litigation over electric industry restructuring. In September 1998, Unitil reached a settlement with key parties and filed this unopposed agreement with the NHPUC for approval. However, the NHPUC imposed unacceptable conditions to approval of the settlement, and CECo and E&H withdrew the proposed settlement from further NHPUC review. Unitil has continued to work actively to explore additional settlement opportunities and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring for other utilities in New Hampshire.

Rate Proceedings -The last formal regulatory filings to increase base electric rates for Unitil's three retail operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, that would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had double-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million in double collections since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. This proceeding is underway and is expected to be concluded in the second quarter of 2000.

On October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Ratemaking (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. On December 29, 1999, FG&E filed a petition with the MDTE for authority to defer for later recovery costs associated with its preparation of a PBR filing for its gas division and its participation in the MDTE-initiated generic gas and electric PBR proceedings. This petition is pending. The Company is currently evaluating the impact, if any, that PBR would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No.71 "Accounting for the Effects of Certain Types of Regulation."

On December 31, 1999, the Massachusetts Attorney General initiated a Complaint against FG&E. The Attorney General requested that the MDTE launch an investigation of the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. To date, the MDTE has taken no action on the Attorney General's complaint.

Millstone Unit No. 3 - FG&E has a 0.217% nonoperating ownership in the Millstone Unit No. 3 (Millstone 3) nuclear generating unit which supplies it with 2.49 megawatts (MW) of electric capacity. In January 1996, the Nuclear Regulatory Commission (NRC) placed Millstone 3 on its Watch List, which calls for increased NRC inspection attention. In March 1996, as a result of engineering evaluations, Millstone 3 was taken out of service. The NRC authorized the restart of Millstone 3 in June 1998.

During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E also incurred costs to replace the power that was expected to be generated by the unit. During the outage, FG&E incurred approximately $1.2 million in replacement power costs, and recovered those costs through its electric fuel charge, which is subject to review and reconciliation by the MDTE. Under existing MDTE precendent, FG&E's replacement power costs of $1.2 million could be subject to disallowance in rates.

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. Nonoperating owners representing 19% of Millstone 3 ownership have settled their claims with Northeast Utilities while nonoperating owners, including FG&E, representing 12% of Millstone 3 continue to pursue the arbitration and legal cases.

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

Other Contingencies

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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None




PART III

Item 10.  Directors and Executive Officers of the Registrant

	Information required by this Item is set forth in Exhibit 99.1 on pages 2 through 7 of the 1999 Proxy Statement.


Item 11.  Executive Compensation
	Information required by this Item is set forth in Exhibit 99.1 on pages 8 through 13 of the 1999 Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

		Information required by this Item is set forth in
                Exhibit 99.1 on pages 3 through 5 of the 1999 Proxy S tatement and is incorporated herein by reference.


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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Earnings - for the years ended
December 31, 1999, 1998 and 1997

Consolidated Statements of Capitalization - December 31, 1999 and 1998

Consolidated Statements of Cash Flows
 for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Common Stock Equity - for the years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

The following consolidated financial statement schedules of the Company and subsidiaries are included in Item 14(d):

	Report of Independent Certified Public Accountants

	Schedule VIII Valuation and Qualifying Accounts for December 31, 1999, 1998 and 1997


	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inappropriate, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

		(3) - List of Exhibits



Exhibit Number           Description of Exhibit                  Reference

3.1                 Articles of Incorporation        Exhibit 3.1 to Form
                    of the Company.                  S-14 Registration
                                                     Statement 2-93769

3.2                 Articles of Amendment to the     Exhibit 3.2 to Form
                    Articles of Incorporation        10-K for 1992
                    Filed on March 4, 1992 and
                    April 30, 1992.

3.3                 By-laws of the Company.          Exhibit 3.2 to
                                                     Form S-14 Registration
                                                     Statement 2-93769

3.4                 Articles of Exchange of Concord  Exhibit 3.3 to
                    Electric Company (CECo),         10-K for 1984
                    Exeter & Hampton Electric
                    Company (E&H) and the
                    Company.

3.5                 Articles of Exchange of CECo,    Exhibit 3.4 to
                    E&H, and the Company -           Form 10-K for 1984
                    Stipulation of the Parties
                    Relative to Recordation and
                    Effective Date.

3.6                 The Agreement and Plan of Merger        Exhibit 25(b) to
                    dated March 1, 1989 among the           Form 8-K dated
                    Company, Fitchburg Gas and Electric     March 1, 1989
                    Light Company (FG&E) and
                    UMC Electric Co., Inc. (UMC).

3.7                 Amendment No. 1 to The Agreement        Exhibit 28(b) to
                    and Plan of Merger dated March 1,       Form 8-K dated
                    1989 among the Company, FG&E            December 14, 1989
                    and UMC.

4.1                 Indenture of Mortgage and Deed of        **
                    Trust dated July 15, 1958 of
                    CECo relating to First Mortgage
                    Bonds, Series B, 4 3/8% due
                    September 15, 1988 and all
                    Series unless supplemented.

4.2                 First Supplemental Indenture             **
                    dated January 15, 1968 relating
                    to CECo's First Mortgage Bonds,
                    Series C, 6 3/4% due January 5,
                    1998 and all additional series
                    unless supplemented.


4.3                 Second Supplemental Indenture            **
                    dated November 15, 1971 relating
                    to CECo's First Mortgage Bonds,
                    Series D, 8.7% due November
                    15, 2001 and all additional series
                    unless supplemented.

4.4                 Fourth Supplemental Indenture            **
                    dated March 28, 1984 amending
                    CECo's Original First Mortgage
                    Bonds Indenture, and First, Second
                    and Third Supplemental Indentures
                    and all additional series unless
                    supplemented.

4.5                 Fifth Supplemental Indenture             **
                    dated June 1, 1984 relating
                    to CECo's First Mortgage Bonds,
                    Series F, 14 7/8% due June 1,
                    1999 and all additional series
                    unless supplemented.

4.6                 Sixth Supplemental Indenture            Exhibit 4.6 to
                    dated October 29, 1987 relating         Form 10-K
                    to CECo's First Mortgage Bonds  ,       for 1987
                    Series G, 9.85% due October
                    15, 1997 and all additional series
                    unless supplemented.

4.7                 Seventh Supplemental Indenture          Exhibit 4.7 to
                    dated August 29, 1991 relating          Form 10-K
                    to CECo's First Mortgage Bonds,         for 1991
                    Series H, 9.43% due September 1,
                    2003 and all additional series
                    unless supplemented.

4.8                 Eight Supplemental Indenture            Exhibit 4.8 to
                    dated October 14, 1994 relating         Form 10-K
                    to CECo's First Mortgage Bonds,         for 1994
                    Series I, 8.49% due October 14,
                    2024 and all additional series
                    unless supplemented.

4.9                 Indenture of Mortgage and Deed          Exhibit 4.5 to
                    of Trust dated December 1, 1952         Registration
                    of E&H relating to all series           Statement 2-49218
                    unless supplemented.

4.10                Third Supplemental Indenture            Exhibit 4.5 to
                    dated June 1, 1964 relating             Registration
                    to E&H's First Mortgage Bonds,          Statement 2-49218
                    series D, 4 3/4% due June 1, 1994
                    and all additional series
                    unless supplemented.

4.11                Fourth Supplemental Indenture           Exhibit 4.6 to
                    dated January 15, 1968 relating to      Registration
                    E&H's First Mortgage Bonds,             Statement 2-49218
                    Series E, 6 3/4% due January 15,
                    1998 and all additional series
                    unless supplemented.

4.12                Fifth Supplemental Indenture            Exhibit 4.7 to
                    dated November 15, 1971 relating        Registration
                    to E&H's First Mortgage Bonds,          Statement 2-49218
                    Series F, 8.7% due November 15,
                    2001 and all additional series
                    unless supplemented

4.13                Sixth Supplemental Indenture            **
                    dated April 1, 1974 relating to
                    E&H's First Mortgage Bonds,
                    Series G, 8 7/8% due April 1, 2004
                    and all additional series
                    unless supplemented.

4.14                Seventh Supplemental Indenture          Exhibit 4 to
                    dated December 15, 1977 relating        Form 10-K
                    relating to E&H's First Mortgage        for 1977
                    Bonds, Series H, 8.5% due December      (File No. 0-7751)
                    15, 2002 and all additional series
                    unless supplemented.

4.15                Eighth Supplemental Indenture           Exhibit 4.15 to
                    dated October 29, 1987 relating         Form 10-K
                    to E&H's First Mortgage Bonds,          for 1987
                    Series I, 9.85% due October 15,
                    1997 and all additional series
                    unless supplemented.

4.16                Ninth Supplemental Indenture            Exhibit 4.18 to
                    dated August 29, 1991 relating          Form 10-K
                    to E&H's First Mortgage Bonds,          for 1991
                    Series J, 9.43% due September 1,
                    2003 and all additional series
                    unless supplemented.

4.17                Tenth Supplemental Indenture            Exhibit 4.17 to
                    dated October 14, 1994 relating         Form 10-K
                    to E&H's First Mortgage Bonds,          for 1994
                    Series K, 8.49% due October 14,
                    2024 and all additional series
                    unless supplemented.

4.18                Bond Purchase Agreement dated           Exhibit 4.19 to
                    August 29, 1991 relating to E&H's       Form 10-K
                    First Mortgage Bonds, Series J          for 1991
                    9.43% due September 1, 2003.


4.19                Purchase Agreement dated                Exhibit 4.18 to
                    March 20, 1992 for the 8.55%            Form 10-K
                    Senior Notes due March 31, 2004.        for 1993

4.20                Note Agreement dated November 30,       Exhibit 4.18 to
                    1993 for the 6.75% Notes due            Form 10-K
                    November 23, 2023.                      for 1993

4.21                First Mortgage Loan Agreement           Exhibit 4.16 to
                    dated October 24, 1988 with an          Form 10-K
                    with an Institutional Investor in       for 1988
                    connection ith Unitil Realty's
                    acquisition of the Company's
                    facilities in Exeter, New Hampshire.

4.22                Note Purchase Agreement dated           Exhibit 4.22 to
                    July 1, 1997 for the 8.00% Senior       Form 10-K
                    Secured Notes due August 1, 2017.       for 1997

4.23                Eleventh Supplemental Indenture         Exhibit 4.23 to
                    dated September 1, 1998 relating        Form 10-K
                    to E&H's First Mortgage Bonds,          for 1998
                    Series L, 6.96% due September
                    1, 2028.

4.24                Ninth Supplemental Indenture dated      Exhibit 4.24 to
                    September 1, 1998 relating to CECo's    Form 10-K
                    First Mortgage Bonds, Series J,         for 1998
                    6.96% due September 1, 2028.

4.25                Note Agreement dated January 26,        Filed Herewith
                    1999 for the 7.37% Notes due
                    January 15, 2028.

10.1                Labor Agreement effective June 1,       Exhibit 10.1 to
                    1997 between CECo and The               Form 10-K
                    International Brotherhood of            for 1997
                    Electrical Workers, Local Union
                    No. 1837.

10.2                Labor Agreement effective May 31,       Exhibit 10.2 to
                    1998 between E&H and The                Form 10-K
                    International Brotherhood of            for 1998
                    Electrical Workers, Local Union
                    No. 1837, Unit 1.

10.3                Labor Agreement effective May 1,        Exhibit 10.3 to
                    1998 between FG&E and The               Form 10-K
                    Brotherhood of Utility Workers of       for 1998
                    New England, Inc., Local Union
                    No. 340.


10.4                Unitil System Agreement dated           Exhibit 10.9 to
                    June 19, 1986 providing that Unitil     Form 10-K
                    Power will supply wholesale             for 1986
                    requirements electric service
                    to CECo and E&H.

10.5                Supplement No. 1 to Unitil System       Exhibit 10.8 to
                    Agreement providing that Unitil         Form 10-K
                    Power will supply wholesale             for 1987
                    requirements electric service
                    to CECo and E&H.

10.6                Transmission Agreement between          Exhibit 10.6 to
                    Unitil Power Corp. and Public           Form 10-K
                    Service Company of New Hampshire,       for 1993
                    effective November 11, 1992.

10.7                Form of Severence Agreement dated       Exhibit 10.55 to
                    February 21, 1989, between the          Form 8 dated
                    Company and the persons named in        April 12, 1989
                    the schedule attached thereto.

10.8                Key Employee Stock Option Plan          Exhibit 10.56 to
                    effective January 17, 1989.             Form 8 dated
                                                            April 12, 1989

10.9                Unitil Corporation Key Employee         Exhibit 10.63 to
                    Stock Option Plan Award                 Form 10-K
                    Agreement.                              for 1989

10.10               Unitil Corporation Management           Exhibit 10.94 to
                    Performance Compensation Plan.          Form 10-K/A for
                                                            1993

10.11               Unitil Corporation Supplemental         Exhibit 10.95 to
                    Executive Retirement Plan               Form 10-K/A for
                                                            1993
                    effective as of January 1, 1987.

10.12               Unitil Corporation 1998 Stock           Exhibit 10.12 to
                    Option Plan.                            Form 10-K for 1998

10.13               Unitil Corporation Management           Exhibit 10.13 to
                    Incentive Plan.                         Form 10-K for 1998

10.14               Entitlement Sale and
                    Administrative Services
                    Agreement with Select Energy           Filed herewith

10.15               New Haven Harbor Purchase              Filed herewith
                    and Sale Agreement

11.1                Statement Re Computation in             Filed herewith
                    Support of Earnings per Share
                    For the company.

12.1                Statement Re Computation in             Filed herewith
                    Support of Ratio of Earnings
                    to Fixed Charges for the Company.


21.1                Statement Re Subsidiaries               Filed herewith
                    of Registrant

27                  Financial Data Schedule                 Filed herewith

99.1                1999 Proxy Statement                    Filed herewith



*  The exhibits referred to in this column by specific designations and
dates have heretofore been     filed with the Securities and Exchange
Commission under such designations and are hereby incorporated by reference.

** Copies of these debt instruments will be furnished to the Securities and Exchange Commission upon request.







(b)  Report on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.






CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

	We have issued our report dated February 7, 2000, accompanying the consolidated financial statements and schedule included in the Annual Report of Unitil Corporation and subsidiaries on Form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statements of Unitil Corporation and subsidiaries on Form S-3 and on Form S-8.



GRANT THORNTON LLP


Boston, Massachusetts
March 29, 2000





SIGNATURES
	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Unitil Corporation



Date   March 28, 2000                   By  /s/ Robert G. Schoenberger
                                            Robert G. Schoenberger
                                            Chairman of the Board Directors,
                                            and Chief Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Capacity                      Date

/s/ Robert G. Schoenberger    Principal Executive        March 28, 2000
Robert G. Schoenberger        Officer; Director


/s/ Michael J. Dalton         Principal Operating        March 28, 2000
Michael J. Dalton             Officer; Director


/s/ Anthony J. Baratta, Jr.   Principal Financial        March 28, 2000
Anthony J. Baratta, Jr.       Officer


/s/ Albert H. Elfner, III     Director                   March 28, 2000
Albert H. Elfner, III


/s/ Ross B. George            Director                   March 28, 2000
Ross B. George


/s/ Bruce W. Keough           Director                   March 28, 2000
Bruce W. Keough


/s/ M. Brian O'Shaughnessy    Director                   March 28, 2000
M. Brian O'Shaughnessy


/s/ J. Parker Rice, Jr.       Director                   March 28, 2000
J. Parker Rice, Jr.



/s/ Charles H. Tenney III     Director                   March 28, 2000
Charles H. Tenney III



/s/ W. William VanderWolk, Jr.Director                   March 28, 2000
W. William VanderWolk, Jr.



/s/ Joan D. Wheeler           Director                   March 28, 2000
Joan D. Wheeler



/s/ Franklin Wyman, Jr.       Director                   March 28, 2000
Franklin Wyman, Jr.



/s/ William E. Aubuchon, III  Director                   March 28, 2000
William E. Aubuchon, III




SCHEDULE VIII

UNITIL CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              Additions




                     Balance    Charged   Charged   Deductions  Balance
                       at          to        to                    at
                   Beginning   Costs and    Other       from     End of
Description        of Period   Expenses  Accounts(A) Reserves(B) Period


Year Ended December 31, 1999

Reserves Deducted from A/R

      Electric      $568,025    $441,694   $113,625   $658,547    $464,797
      Gas             78,059     365,365     65,256    374,877     133,803
                    $646,084    $807,059   $178,881 $1,033,424    $598,600

Year Ended December 31, 1998

Reserves Deducted from A/R


      Electric      $544,224    $459,942    $146,387  $582,528    $568,025
      Gas            108,899     288,214      31,189   350,243      78,059
                    $653,123    $748,156    $177,576  $932,771    $646,084


 Year Ended December 31, 1997

 Reserves Deducted from A/R

      Electric      $518,606    $670,548    $262,523   $907,453   $544,224
      Gas            141,508     177,733      41,284    251,626    108,899
                    $660,114    $848,281    $303,807 $1,159,079   $653,123


 (A)  Collections on Accounts Previously Charged Off
 (B)  Bad Debts Charged Off


Exhibit 11.1

UNITIL CORPORATION

Computation in Support of Earnings per Share



                                                Year Ended December 31,
                                               1999        1998        1997
(000's omitted)

BASIC EARNINGS PER SHARE
Net Income                                     $8,438     $8,249      $8,235
Less: Dividend Requirements on
      Preferred Stock                             268        274         276
Net Income Applicable to
      Common Stock                             $8,170     $7,975      $7,959

Average Number of Common
      Shares Outstanding                        4,682      4,506       4,413

Basic Earnings per Average
      Common Shares Outstanding                 $1.74      $1.77       $1.80

DILUTED EARNINGS PER SHARE

Net Income                                     $8,438     $8,249      $8,235
Less: Dividend Requirements on
      Preferred Stock                             268        274         276
Net Income Applicable to Common Stock          $8,170     $7,975      $7,959

Average Number of Common Shares
     Outstanding plus
     Assumed Options converted*                 4,693      4,634       4,520

Diluted Earnings per Average
     Common Shares Outstanding                  $1.74      $1.72       $1.76


*  Assumes all options were converted to common shares per SFAS 128.





Exhibit 12.1

UNITIL CORPORATION

Computation in Support of Ratio of Earnings to Fixed Charges

                                           Year Ended December 31,
                                     1999     1998    1997    1996    1995
(000's Omitted Except Ratio)

Earnings:
Net Income, per Consolidated
      Statement of Earnings         $8,438   $8,249  $8,235  $8,729  $8,369
Federal Income Tax                   3,492    2,221   2,999   3,658   3,960
Deferred Federal Income Tax             65    1,225     573     321    (298)
State Income Tax                       805      377     679     691     692
Deferred State Income Tax                7      289      87     137     (16)
Amortization of Tax Credit            (322)    (402)   (172)   (194)   (202)
Interest on Long-Term Debt           6,477    5,412   5,242   5,142   5,193
Amortization of Debt
      Discount Expense                  60       61      60      57      72
Other Interest                       1,091    1,787   1,889   1,049     799
     Total                         $20,113  $19,219 $19,592 $19,590 $18,569

Fixed Charges:

Interest of Long-Term Debt          $6,477   $5,412  $5,242  $5,142  $5,193
Amortization of Debt
      Discount Expense                  60        61     60      57      72
Other Interest                       1,091    $1,787 $1,889 $1,049     $799
     Total                          $7,628    $7,260 $7,191 $6,248   $6,064

Ratio of Earnings to Fixed Charges    2.64      2.65   2.72   3.14     3.06



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

Exhibit 4.26

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY


Re:


$12,000,000 7.37% Notes
due January 15, 2029


Conformed Copy

of

Note Agreement
Dated as of January 15, 1999




FITCHBURG GAS AND ELECTRIC LIGHT COMPANY



$12,000,000 Aggregate Principal Amount of 7.37%Notes due January 15,2029




NOTE AGREEMENT





Dated as of January 15, 1999






TABLE OF CONTENTS

SECTION                HEADING                              PAGE

SECTION 1.  AUTHORIZATION OF NOTES . . . . . . . . . . . . . . 1

SECTION 2.  SALE AND PURCHASE OF NOTB ....      .............. 1
            Section 2.1. Commitment .........................  1
            Section 2.2. Several Commitments ................. 1

SECTION 3.  CLOSING. . . . .  . . .. . . . . . . . . . . . . . 1

SECTION 4.  CONDITIONS TO CLOSING .. . . . . . . . . . . . . . 2
            Section 4.1. Representations and Warranties ...... 2
            Section 4.2. Performance; No Default ..............2
            Section 4.3. Compliance Certificate .............. 2
            Section 4.4. Regulatory Approvals..................2
            Section 4.5. Legal Opinions...................... .2
            Section 4.6. Related Transactions .................2
            Section 4.7. Proceedings and Documents.............2
            Section 4.8. Private Placement Number .............3

SECTION 5. REPRESENTATIONS AND WARRANTB OF THE COMPANY. . . .  3
            Section 5.1. Organization, Standing,
                         Due Authorization ................... 3
            Section 5.2. Capitalization ..................... .3
            Section 5.3. Subsidiaries........................ .3
            Section 5.4. Qualification ...................... .3
            Section 5.5. Periodic Reports .................... 4
            Section 5.6. Franchises; Etc .................... .4
            Section 5.7. Financial Statements ................ 4
            Section 5.8. Changes; Etc ...................      5
            Section 5.9. Tax Returns and Payments ............ 5
            Section 5.10. Title to Properties ................ 5
            Section 5.11. Litigation; Etc .................... 5
            Section 5.12. Compliance with Other
                          Instruments, Etc ................... 6
            Section 5.13. Employee Retirement Income
                          Security Act of 1974 ............... 6
            Section 5.14. Regulatory Jurisdiction and
                          Approvals .......................... 6
            Section 5.15. Patents; Trademarks; Etc ........... 6
            Section 5.16. Offer of Notes ..................... 7
            Section 5.17. Investment Company Act Status.. ... .7
            Section 5.18. Federal Reserve Regulations ........ 7
            Section 5.19. Foreign Credit Restraints .......... 7
            Section 5.20. Disclosure ....... ................. 7
            Section 5.21. Funded Indebtedness ...............  8
            Section 5.22. Sale is Legal and Authorized.........8
            Section 5.23. No Defaults..........................8
            Section 5.24. Compliance with Environmental Laws...8

SECTION 6   USE OF PROCEEDS....................................9

SECTION 7.  PURCHASER'S REPRESENTATIONS........................9

SECTION 8.  REGISTRATION, TRANSFER AND SUBSTITUTION OF NOTES...9
            Section 8.1. Note Register; Ownership of Notes.....9
            Section 8.2. Transfer and Exchange of Notes........9
            Section 8.3. Replacement of Notes.................10

SECTION 9.  PAYMENT OF NOTES..................................10

SECTION 10. REDEMPTION OF NOTES...............................11
            Section 10.1. Fixed Redemptions...................11
            Section 10.2. Original Redemptions................11
            Section 10.3. Notice of Original Redemptions......11
            Section 10.4. Selection of Notes for Redemption...11
            Section 10.5. Maturity; Surrender; Etc............11
            Section 10.6. Repurchase of Notes.................12

SECTION 11. COVENANTS.........................................12
            Section 11.1. Punctual Payment....................12
            Section 11.2. Prompt Payment of Taxes and
                          Indebtedness........................12
            Section 11.3. Limitations on Liens................13
            Section 11.4. Limitation of Funded Indebtedness...15
            Section 11.5. Limitation on Subsidiary
                          Indebtedness........................16
            Section 11.6. Restriction on Dividents............16
            Section 11.7. Nature of Business..................17
            Section 11.8. Corporate Existence, Etc............17
            Section 11.9. Maintenance of Insurance............17
            Section 11.10.Maintenance of Properties, Etc......17
            Section 11.11.Merger or Consolidation; Sale
                          or Transfer of Assets...............17
            Section 11.12.Books of Accounts and Reports.......18
            Section 11.13.Transactions with Affilitates.......18
            Section 11.14.Compliance with Laws................18

SECTION 12. INFORMATIONS AS TO THE COMPANY....................19
            Section 12.1. Accounting; Financial Statements
                          and Other Information...............19
            Section 12.2. Inspection..........................20

SECTION 13. DEFAULTS ........................................ 21
            Section 13.1. Events of Default; Acceleration ....21
            Section 13.2. Remedies on Default; Etc .......... 23
            Section 13.3. Rescission of Acceleration........ .23

SECTION 14. DEFINITIONS; ACCOUNTING PRINCIPLES .............. 24
            Section 14.1. Definitions ....................... 24
            Section 14.2. Accounting Principles ............. 28

SECTION 15. EXPENSES; ETC .................................. .28

SECTION 16. SURVIVAL OF AGREEMENTS; ETC..................... .29

SECTION 17. AMENDMENTS AND WAIVERS.......................... .29

SECHON 18. NOTICES; ETC .................................... .30

SECTION 19. FURTHER ASSURANCEs.............................. .30

SECTION 20. MISCELLANEOUS ................................... 30

SECTION 21. SEVERABILITY..................................... 30

Signature Page .. .... .... ...... .... .... .... .... .... ..31



	Schedules and Exhibits:

	Schedule I -Names and Addresses of Purchasers
	Schedule II -Funded Indebtedness Outstanding
	Exhibit A -Form of Note



FITCHBURG GAS AND ELECTRIC LIGHT COMPANY
6 Liberty Lane West
Hampton, New Hampshire 03842

Dated as of January 15, 1999

To the Purchasers named in Schedule I
	attached hereto

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY (the "Company"), a Massachusetts corporation, agrees with the Purchasers named on Schedule I of this Agreement (the "Purchasers")as follows:

SECTION 1. AUTHORIZATION OF NOTES.

The Company has authorized the issue and sale of $12,000,000 principal amount of its 7.37%Notes due January 15,2029 (the "Notes", such term to include any such notes issued in substitution therefor pursuant to Section 8 hereof), interest to be payable semiannually on January 15 and July 15 in each year (commencing on July 15, 1999), such Notes to be substantially in the form of Exhibit A attached hereto, with such changes therein, if any, as may be approved by the Purchasers and the Company. Certain capitalized terms used herein are defined in Section 14 hereof.

SECTION 2. SALE AND PURCHASE OF NOTES.

Section 2.1. Commitment. The Company will issue and sell to each Purchaser and, subject to the terms and conditions hereof, each Purchaser will purchase from the Company, Notes at a purchase price of 100%of the principal amount thereof set forth opposite such Purchaser's name on Schedule I hereto, on the Closing Date hereinafter defined.

Section 2.2. Several Commitments. The obligations of the Purchasers shall be several and not joint and no Purchaser shall be liable or responsible for the acts or defaults of any other Purchaser.

SECTION 3. CLOSING.

The closing of the sale and purchase of the Notes (the "Closing ")shall take place at the offices of Chapman and Cutler, 111 West Monroe Street, Chicago, Illinois 60603 at 10: 00 a. m., Chicago time on January 26, 1999 or on such other business day not later than February 17, 1999 as may be mutually agreed upon by the Purchasers and the Company (the "Closing Date"). At the Closing the Company will deliver to each Purchaser the Notes in the form of a single registered Note (unless different denominations are specified by such Purchaser)in the form of Exhibit A attached hereto dated the Closing Date for the full amount of the purchase price and registered in such Purchaser's name or in the name of such Purchaser's nominee, all as such Purchaser may specify at any time prior to the date fixed for delivery, against receipt of the purchase price payable by wire transfer of immediately available funds to such account as the Company shall notify the Purchasers in writing at least two days prior to the Closing Date. If at the Closing the Company shall fail to tender such Note as provided herein, or if at the Closing any of the conditions specified in Section 4 shall not have been fulfilled, each Purchaser shall, at its election, be relieved of all further obligations to purchase Notes under this Agreement, without thereby waiving any other rights it may have by reason of such failure or such nonfulfillment.

SECTION 4. CONDITIONS TO CLOSING.

The obligation of each Purchaser to purchase the Notes to be sold to it at the Closing is subject to the fulfillment, prior to or at the Closing, of the following conditions:

Section 4.1. Representations and Warranties. The representations and warranties of the Company in Section 5 shall be correct when made and at the time of the Closing.

Section 4.2. Performance; No Default. The Company shall have performed and complied with all agreements and conditions contained herein required to be performed or complied with by it prior to or at the Closing, and at the time of the Closing no condition or event shall exist which constitutes or which, after notice or lapse of time or both, would constitute an Event of Default (as defined in Section 13.1 hereof).

Section 4.3. Compliance Certificate. The Company shall have delivered to each Purchaser an Officers'Certificate, dated the date of the Closing, certifying that the conditions specified in Sections 4.1 and 4.2 hereof have been fulfilled.

Section 4.4. Regulatory Approvals. The issue and sale of the Notes shall have been duly authorized by order of the Massachusetts Department of Telecommunications and Energy (the "MD,")and such order shall be in full force and effect at the time of the Closing and the appeal period applicable to such order shall have expired. The Connecticut Department of Public Utility Control (the "DPUC")has waived the requirements of Section 16-43 of the Connecticut General Statutes with respect to the issuance and sale of the Notes.

Section 4.5. Legal Opinions. Each Purchaser shall have received from Chapman and Cutler, who is acting as special counsel to the Purchasers in this transaction and from LeBoeuf, Lamb, Greene &MacRae, L. L. P., counsel for the Company, their respective opinions, dated the Closing Date, substantially in the form of Exhibits B and C attached hereto.

Section 4.6. Related Transactions. On the Closing Date the Company shall have consummated the sale of the Notes scheduled to be sold to the other Purchaser on the Closing Date pursuant to this Agreement.

Section 4.7. Proceedings and Documents. All corporate and other proceedings in connectiou'with the transactions contemplated hereby and all documents and instruments incident to such transactions shall be satisfactory in substance and form to each Purchaser and its special counsel, and each Purchaser and its special counsel shall have received all such counterpart originals or certified or other copies of such documents as they may reasonably request.

Section 4.8. Private Placement Number. Purchasers'special counsel shall have obtained from Standard &Poor's Corporation and provided to each Purchaser a Private Placement Number for the Notes.

SECTION 5. REPRESENTATIONS AND WARRANTIES OF THE COMPANY .

	The Company represents and warrants that:

Section 5. I. Organization, Standing, Due Authorization. The Company is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts and has all requisite corporate power and authority to own and operate its Properties, to carry on its business as now conducted, to enter into this Agreement, to issue and sell the Notes and to carry out the terms hereof and thereof. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Company's Board of Directors, and no approval of the stockholders of the Company is required in connection therewith.

Section 5.2. Capitalization. The Company's authorized and outstanding capital stock is as follows:

        TITLE OF CLASS       SHARES AUTHORIZED            SHARES OUTSTANDING

Common Stock, $10 par value        2,000,000                   1,244,629

Cumulative Preferred Stock,           99,820
$100 par value

5-1/8% Series                                                      9,985
8% Series                                                         14,070

	All of the Company's outstanding capital stock is validly issued, fully paid and non-assessable.

Section 5.3. Subsidiaries. Other than holdings of capital stock which, individually and in the aggregate, are immaterial to the business and financial condition of the Company, the Company does not own any shares of capital stock or shares of beneficial interest of any corporation or other entity except Fitchburg Energy Development Company, a wholly-owned Subsidiary, which is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and which is currently an inactive Subsidiary.

Section 5.4. Qualification. In all jurisdictions where the Company owns real Property or maintains any place of business, it is either qualified to do business and in good standing or such qualification can readily be obtained without substantial penalty and the failure to qualify in jurisdictions where the Company has not done so will not have a material adverse effect on the business or condition of the Company and its Subsidiary, taken as a whole, financial or otherwise.

Section 5.5. Periodic Reports. The Company has delivered to each Purchaser the Annual Report on Form 10-K Report filed by UNITIL with the Securities and Exchange Commission (the "SEC")for the fiscal year ended December 31, 1997, including such Exhibits thereto as each Purchaser has requested (the "10-K Report"), and the Quarterly Reports on Form 10-Q by UNITIL filed with the SEC for the fiscal quarters ended March 3 1, June 30 and September 30, 1998, respectively (the "IO-Q Reports"). UNITIL has not filed any Current Reports on Form 8-K filed with the SEC during calendar year 1998 or 1999. There is no fact known to the Company which materially and adversely affects, or which in the future may (so far as the Company can now foresee)materially and adversely affect, the business, Properties, operations or condition, financial or otherwise, of the Company and its Subsidiary taken as a whole, which has not been set forth in the 10-K Report, the 10-Q Reports, this Agreement, the Notes or in the other written documents, certificates and statements already furnished to each Purchaser by or on behalf of the Company in connection with the transactions contemplated hereby.

Section 5.6. Franchises; Etc. The Company has all franchises, certificates of convenience and necessity, operating rights, licenses, permits, consents, approvals, authorizations and orders of governmental bodies, political subdivisions and regulatory authorities, free from unduly burdensome restrictions, as are reasonably necessary for the ownership of the Properties now owned and operated by it, the maintenance and operation of the Properties now operated by it and the conduct of the business now conducted by it.

Section 5.7. Financial Statements. The Company has furnished to each
Purchaser:

(a)the Company's financial statements for each of its fiscal years ended December 31, 1995, 1996 and 1997 (the "Annual Reports"), containing balance sheets, on a consolidated basis, of the Company and its Subsidiary as at the end of such fiscal years and the related statements of earnings, retained earnings and cash flows of the Company on a consolidated basis for such fiscal years, as certified by Grant Thornton L. L. P., independent certified public accountants; and

(b)unaudited consolidated financial statements of the Company and its Subsidiary for the twelve months ended September 30, 1998, including a consolidated balance sheet as at such date and statements of earnings and retained earnings for such period (together with the Annual Reports, the "Company Reports").

Subject to any qualifications set forth in the accompanying reports of independent certified public accountants, all such financial statements are complete and correct (subject, in the case of such unaudited financial statements, to year-end and audit adjustments)and have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods covered thereby. Such balance sheets (together with the pertinent notes thereto)fairly present the financial condition of the Company and its Subsidiary as at the respective dates indicated, and in each case reflect all known liabilities, contingent or otherwise, at such dates, all in accordance with generally accepted accounting principles, and such statements of earnings, retained earnings and cash flows fairly present the results of the operations of the Company and its Subsidiary for the respective periods indicated.

Section 5.8. Changes; Etc. Since December 3 1, 1997: (a)except as disclosed in the 10-K Report, 10-Q Reports or the Company Reports, there has been no material adverse change in the assets, liabilities or financial condition of the Company and its Subsidiary, taken as a whole, from that reflected in the balance sheet as at December 31, 1997 referred to in Section 5.7 or otherwise previously disclosed in writing, other than changes in the ordinary course of business;
(b)neither the business, operations or affairs of the Company and its Subsidiary nor any of their Properties or assets, taken as a whole, have been materially adversely affected by any occurrence or development (whether or not insured against)except as disclosed in the 10-K Report, the 10-Q Reports or the Company Reports or otherwise previously disclosed in writing; and (c)the Company has not, prior to the Closing Date, directly or indirectly, declared, paid or made any dividend or distribution on or on account of any shares of capital stock of the Company or any redemption, retirement, purchase or other acquisition of any shares of capital stock of the Company, or agreed to do so, except for the payment of regular cash dividends on its Cumulative Preferred Stock and purchases of Cumulative Preferred Stock under applicable sinking fund provisions.

Section 5.9. Tax Returns and Payments. All tax returns of the Company and its Subsidiary required by law to be filed have been duly filed, and all taxes, assessments, fees and other governmental charges upon the Company or its Subsidiary shown to be due on such returns have been paid. The federal income tax liability of the Company and its Subsidiary has been finally determined by the Internal Revenue Service and satisfied through the fiscal year ended December 31, 1983. The charges, accruals and reserves on the books of the Company and its Subsidiary in respect of income taxes for all fiscal periods are adequate in the opinion of the Company and, except as disclosed in the 10-K Report, the 10-Q Reports or the Company Reports, the Company knows of no unpaid assessment for additional income taxes for any fiscal period or of any basis therefor.

Section 5.10. Title to Properties. Each of the Company and its Subsidiary has good and marketable title to all the real Property and a good and valid ownership interest in all the other assets reflected in the most recent balance sheet referred to in Section 5.7 or subsequently acquired, other than real Property and other assets subsequently sold or otherwise disposed of in the ordinary course of business, subject in each case only to Liens permitted by Section 11.3.

Section 5.11. Litigation; Etc. There is no action, proceeding or investigation pending or, to the Company's knowledge, threatened (or any basis therefor known to the Company)which questions the validity of this Agreement or the Notes or any action taken or to be taken pursuant hereto or thereto, nor, except as disclosed in the 10-K Report, the 10-Q Reports or the Company Reports, is there any action, proceeding or investigation pending or, to the Company's knowledge, threatened (or any basis therefor known to the Company)which might result, either in any case or in the aggregate, in any material adverse change in the business, operations, affairs or condition of the Company and its Subsidiary or their Properties and assets taken as a whole or in any material liability on the part of the Company or its Subsidiary.

Section 5.12. Compliance with Other Instruments, Etc. Except as set forth in the 10-K Report, the 10-Q Reports or the Company Reports, the Company is not in violation of any term of its Articles of Organization or By-Laws, or, to the Company's knowledge, in violation of any term of any franchise, license, permit, agreement, indenture, instrument, judgment, decree, order, statute, or governmental rule or regulation applicable to it so as to materially and adversely affect, either individually or in the aggregate, its financial condition; and the execution, delivery and performance of this Agreement and the Notes will not result in any such violation or be in conflict with or constitute a default under any term of any of the foregoing and will not result in the creation of any mortgage, lien, charge or encumbrance upon any of the Properties or assets of the Company or its. Subsidiary pursuant to any such term.

Section 5.13. Employee Retirement Income Security Act of 1974. The Company has not incurred (a)any material "accumulated funding deficiency" within the meaning of Section 412 of the Internal Revenue Code of 1986, as amended
(the "Code"), and Section 302 of the Employee Retirement Income Security Act of 1974, as amended (" ERISA "), or (b)any liability to the Pension Benefit Guaranty Corporation (" PBGC")(other than for routine payment of premiums to the PBGC)in connection with any employee benefit plan subject to Title IV of ERISA established or maintained by the Company or with respect to which the Company has any liability. The Company has not, with respect to any employee benefit plan established or maintained by the Company, engaged in any "prohibited transaction" (as defined in Section 4975 of the Code or Section 406 of ERISA)that would be expected to subject the Company to a material tax or penalty imposed under Section 4975 of the Code or Title I of ERISA. Neither the purchase of the Notes by the Purchasers pursuant to the terms hereof nor the consummation of any of the other transactions contemplated by this Agreement is or will constitute a prohibited transaction within the meaning of Section 4975 of the Code or Section 406 of ERISA; provided, however, that this representation is made in reliance on the representation of each Purchaser in Section 7 hereof. The Company is not now or has not been for the last five years a contributing employer to a "multiemployer plan"
(within the meaning of Section 4001(a)(3)of ERISA)and neither has incurred nor expects to incur any withdrawal liability under Title IV of ERISA with respect to any such multiemployer plan.

Section 5.14. Regulatory Jurisdiction and Approvals. The Company is subject to regulation by the MDTE with respect to retail rates, adequacy of service, issuance of securities, accounting and other matters. The issuance and sale of the Notes has been authorized by an order of the MDTE which has become final and the applicable appeal period has expired. The DPUC has waived the requirements of Section 16-43 of the Connecticut General Statutes with respect to the issuance and sale of the Notes. The Company is exempt from registration of the Notes with the SEC pursuant to Regulation 250.52(a) promulgated under the Public Utility Holding Company Act of 1935, as amended. No order, consent, approval or authorization of, or any declaration or filing with, any other governmental agency or authority is required as a condition precedent to the valid offering, issue, sale and delivery of the Notes by the Company and the consummation by the Company of the transactions contemplated hereby.

Section 5.15. Patents; Trademarks; Etc. The Company owns or possesses all of the patents, trademarks, service marks, trade names and copyrights, and all rights of use with respect to the foregoing, necessary for the conduct of its business as now conducted, without any known conflict with the rights of others.

Section 5.16. Offer of Notes. Neither the Company nor anyone authorized to act on its behalf has directly or indirectly offered or will offer the Notes or any part thereof or any similar securities for issue or sale to, or solicited or will solicit any offer to acquire any of the same from, or has otherwise approached or negotiated or will approach or negotiate in respect thereof with anyone other than the Purchasers and not more than 125 other institutional investors. Neither the Company nor anyone authorized to act on its behalf has taken or will take any action which will subject the issuance and sale of the Notes to the provisions of Section 5 of the Securities Act of 1933, as amended (the "Securities Act").

Section 5.17. Investment Company Act Status. Neither the Company nor its Subsidiary is an "investment company" or a company "controlled" by an "investment company", as such terms are defined in the Investment Company Act of 1940, as amended.

Section 5.18. Federal Reserve Regulations. Neither the Company nor its Subsidiary owns or has any present intention of acquiring any "margin security" within the meaning of Regulation U (12 CFR Part 207)of the Board of Governors of the Federal Reserve System (herein called a "margin security"). The proceeds of the sale of the Notes will be applied as provided in Section 6. None of such proceeds will be used, directly or indirectly, for the purpose of purchasing or carrying any margin security or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase or carry a margin security or for any other purpose which might constitute the transactions contemplated hereby a "purpose credit" within the meaning .of said Regulation U, or cause this Agreement to violate Regulation U, Regulation T, Regulation X, or any other regulation of the Board of Governors of the Federal Reserve System or Section 7 of the Securities Exchange Act of 1934 (the "Exchange Act"), each now in effect.

Section 5.19. Foreign Credit Restraints. Neither the consummation of the transactions contemplated by this Agreement nor the use of the proceeds of the sale of the Notes will violate any provision of any applicable statute, regulation or order of, or any restriction imposed by, the United States of America or any authorized official, board, department, instrumentality or agency thereof relating to the control of foreign or overseas lending or investment.

Section 5.20. Disclosure. Neither this Agreement, the financial statements referred to in Section 5.7, the 10-K Report, the 10-Q Reports, the Company Reports, nor any other document, certificate or written statement furnished to the Purchasers by or on behalf of the Company in connection with the negotiation of the sale of the Notes, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein not misleading. There is no fact known to the Company which materially adversely affects or in the future may (so far as the Company can now foresee)materially adversely affect the business, operations, affairs or condition of the Company and its Subsidiary, taken as a whole, or their Properties or assets, taken as a whole, which has not been set forth in this Agreement or in the other documents, certificates, the 10-K Report, the 10-Q Reports, the Company Reports and written statements furnished to the Purchasers by or on behalf of the

Company prior to the date of this Agreement in connection with the transactions contemplated hereby.

Section 5.21. Funded Indebtedness. Schedule II attached hereto correctly describes all Funded Indebtedness of the Company and its Subsidiary outstanding on December 31, 1998.

Section 5.22. Sale is Legal and Authorized. The sale of the Notes and compliance by the Company with all of the provisions of the Agreement and the Notes 3

(a)are within the corporate powers of the Company; and

(b)have been duly authorized by proper corporate action on the part of the Company (no action by the stockholders of the Company being required by law, by the Articles of Organization or By-laws of the Company or otherwise); this Agreement and, when executed and delivered in accordance with the terms hereof, the Notes, have been or will have been, as the case may be, duly executed and delivered on behalf of the Company by duly authorized officers thereof, and this Agreement and, when executed and delivered in accordance with the terms hereof, the Notes constitute or will constitute, as the case may be, the legal, valid and binding obligations, contracts and agreements of the Company enforceable in accordance with their respective terms.

Section 5.23. No Defaults. No Default or Event of Default has occurred and is continuing. The Company is not in default in the payment of principal or interest on any Indebtedness and is not in default under any instrument or instruments or agreements under and subject to which any Indebtedness has been issued and no event has occurred and is continuing under the provisions of any such instrument or agreement which with the lapse of time or the giving of notice, or. both, would constitute an event of default thereunder.

Section 5.24. Compliance with Environmental Laws. Except as disclosed in the 10-K Report, the 10-Q Reports or the Company Reports, the Company is not in violation of any applicable Federal, state, or local laws, statutes, rules, regulations or ordinances relating to public health, safety or the environment, including, without limitation, relating to releases, discharges, emissions or disposals to air, water, land or ground water, to the withdrawal or use of ground water, to the use, handling or disposal of polychlorinated biphenyls (PCBs), asbestos or urea formaldehyde, to the treatment, storage, disposal or management of hazardous substances (including, without limitation, petroleum, crude oil or any fraction thereof, or other hydrocarbons), pollutants or contaminants, to exposure to toxic, hazardous or other controlled, prohibited or regulated substances which violation could have a material adverse effect on the business, prospects, profits, properties or condition (financial or otherwise)of the Company and its Subsidiary, taken as a whole. Except as disclosed in the 10-K Report, the 10-Q Reports or the Company Reports, the Company does not know of any liability or class of liability of the Company or its Subsidiary under the Comprehensive Environmental Response, Compensation and Liability Act of
1980, as amended (42 U. S. C. Section 9601 et seq.), or the Resource Conservation and Recovery Act of 1976, as amended (42 U. S. C. Section 6901 et seq.).

SECTION 6. USE OF PROCEEDS.

The proceeds of the sale of the Notes will be applied by the Company to refinance existing short-term debt and for general corporate purposes.

SECTION 7. PURCHASER'S REPRESENTATIONS .

Each Purchaser represents that such Purchaser is purchasing the Notes for its own account for investment and not with a view to the distribution thereof and has no present intention of selling, negotiating, or otherwise disposing of the Notes, provided that the disposition of the Purchaser's Property shall at all times be within its control. Each Purchaser represents that either: (a)it is acquiring the Notes with assets from its "insurance company general account" within the meaning of Department of Labor Prohibited Transaction Exemption
(" PTE")95-60 (issued July 12, 1995)and there is no employee benefit plan, treating as a single plan all plans maintained by the same employer or employee organization, with respect to which the amount of the general account reserves and liabilities for all contracts held by or on behalf of such plan, exceeds ten percent (10%)of the total reserves and liabilities of such general account (exclusive of separate account liabilities)plus surplus, as set forth in the NAIC Annual Statement filed with its state of domicile; or (b)all or a part of the funds to be used by it to purchase Notes constitute assets of one or more separate accounts maintained by it, and it has disclosed to the Company the names of such employee benefit plans, whose assets in such separate account or accounts exceed 10%of the total assets or are expected to exceed 10%of the total assets of such account or accounts as of the date of such purchase (for the purpose of this clause (b), all employee benefit plans maintained by the same employer or employee organization are deemed to be a single plan). As used in this Section, the terms "separate account" and "employee benefit plan" shall have the respective meanings assigned to them in ERISA. The acquisition of any of the Notes by such Purchaser shall constitute such Purchaser's reaffirmation of such representation, and it is understood that in making the representations contained in Sections 5.13 and 5.16, the Company is relying, to the extent applicable, on the Purchaser's representation as aforesaid.

SECTION 8. REGISTRATION , TRANSFER AND SUBSTITUTION OF NOTES.

Section 8. I. Note Register; Ownership of Notes. The Company will keep at its principal office located at 6 Liberty Lane West, Hampton, New Hampshire, or such other address of which the Company may hereafter notify the holders of the Notes from time to time, a register in which the Company will provide for the registration of Notes and the registration of transfers of Notes. The Company may treat the Person in whose name any Note is registered on such register as the owner thereof for the purpose of receiving payment of the principal of and interest on such Note and for all other purposes, whether or not such Note shall be overdue, and the Company shall not be affected by any notice to the contrary except for a properly presented request by such owner to transfer such Note to another Person. All references in this Agreement to a "holder" of any Note shall mean the Person in whose name such Note is at the time registered on such register.

Section 8.2. Transfer and Exchange of Notes. Upon surrender of any Note by the holder or transferee thereof for registration or transfer or for exchange at the principal office of the

Company, the Company at its expense will execute and deliver in exchange therefor a new Note or Notes in denominations of not less than $100,000 (amounts in excess thereof to be in $10,000 increments, unless the entire principal balance of a Note is being transferred or exchanged, in which case the denomination may be made in increments of less than $10,000 if such Note being transferred or exchanged is in an amount that does not represent $10,000 increments)requested by the holder or transferee which aggregate the unpaid principal amount of such surrendered Note, registered as such holder or transferee may request, dated so that there will be no loss of interest on such surrendered Note and otherwise of like tenor.

Section 8.3. Replacement of Notes. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of any Note and, in the case of any such loss, theft or destruction upon delivery of indemnity reasonably satisfactory to the Company in form and amount, or, in the case of any such mutilation, upon the surrender of such Note for cancellation at the principal office of the Company, the Company at its expense will execute and deliver, in lieu thereof, a new Note of like tenor, dated so that there will be no loss of interest on such lost, stolen, destroyed or mutilated Note. If the Purchasers or any subsequent Institutional Holder is the owner of any such lost, stolen or destroyed Note, then the affidavit of an authorized officer of such owner, setting forth the fact of loss, theft or destruction and of its ownership of such Note at the time of such loss, theft or destruction shall be accepted as satisfactory evidence thereof and no further indemnity shall be required as a condition to the execution and delivery of a new Note other than the written agreement of such owner to indemnify the Company. Any Note in lieu of which any such new Note has been so executed and delivered by the Company shall not be deemed to be an outstanding Note for any purpose of this Agreement.

SECTION 9. PAYMENT ON NOTES.

The Company will pay all sums becoming due on each Note (including redemptions, whether for principal or interest)by check mailed to the holder of such Note at the registered address of such holder as set forth in the register kept by the Company at its principal office as provided in Section 8.1, without the presentation or surrender of such Note or the making of any notation thereon, except that any Note paid or prepaid in full shall be surrendered to the Company at its principal office for cancellation, provided that, in the case of any Note with 3 respect to which any Purchaser or any subsequent Institutional Holder is the registered owner, and with respect to which any such subsequent Institutional Holder has given written notice to the Company requesting that the provisions of this Section 9 shall apply, the Company will punctually pay when due the principal thereof, interest thereon and premium, if any, due with respect to said principal, without any presentment thereof, directly to such Purchaser or to such subsequent Institutional Holder at such Purchaser's address set forth in
Schedule I hereto or such 3 other address as such Purchaser or such subsequent Institutional Holder may from time to time designate in writing to the Company or, if a bank account with a United States bank is designated for such Purchaser on Schedule I hereto or in any written notice to the Company from the Purchaser or from any such subsequent Institutional Holder, the Company will make such payments in immediately available funds to such bank account, marked for attention as indicated, or in such other manner or to such other account in any United States bank as such Purchaser or any such subsequent Institutional Holder may from time to time direct in writing. The Company will not be liable for failure to make payment on the Notes so long as the

-lO-


Company acts in accordance with any written instructions given by a Purchaser or any such Institutional Holder under Section 9. Prior to any sale or other disposition of any Note, the holder thereof will, at its election, either endorse thereon the amount of principal paid thereon and the last date to which interest has been paid thereon, or make such Note available to the Company at its principal office for the purpose of making such endorsement thereon.

SECTION 10. REDEMPTION 0F NOTES.

Section IO. I. Fixed Redemptions. The Company agrees that on January 15 in each year commencing January 15, 2020 and ending January 15, 2029, it will redeem and there shall become due and payable on the principal indebtedness evidenced by the Notes an amount equal to the lesser of (i)$1,200,000 or (ii) the principal amount of the Notes then outstanding. For purposes of this
Section 10.1, any redemption of less than all of the outstanding Notes pursuant to Section 10.2 shall be deemed to be applied first, to the amount of principal scheduled to be paid on January 15, 2029, and then to the remaining scheduled principal payments in inverse chronological order.

Section 10.2. Optional Redemptions. The Company may at its option, upon notice as provided in Section 10.3, redeem at any time all or, from time to time, any part of the Notes aggregating at least $100,000 in aggregate principal amount, in each case by payment of the principal amount of the Notes, or portion thereof to be redeemed and accrued interest thereon to the date of such redemption, together with a premium equal to the Make-Whole Premium, determined as of five business days prior to the date of such prepayment pursuant to this Section 10.2.

Section 10.3. Notice of Optional Redemptions. The Company will give each holder of any Notes written notice of each optional redemption under Section
10.2 not less than fifteen (15)days and not more than forty-five (45)days prior to the date fixed for such optional redemption, specifying (i)such date, (ii)the aggregate principal amount of the Notes to be redeemed on such date, (iii)the principal amount of each Note held by such holder to be redeemed on such date, (iv)whether a premium may be payable, (v)the date when any such premium will be calculated, (vi)if a premium may be payable, the estimated premium, and (vii)the accrued interest applicable to the redemption. Such notice of redemption shall also certify all facts, if any, which are conditions precedent to any such redemption. Not later than two business days prior to the redemption date specified in such notice, the Company shall provide each holder of a Note written notice of the premium, if any, payable in connection with such redemption and, whether or not any premium is payable, a reasonably detailed computation of the Make-Whole Premium.

Section 10.4. Selection of Notes for Redemption. Redemptions pursuant to this Section 10 shall be made in units of $1,000 principal amount and integral multiples thereof and the Notes then held by each holder shall be redeemed in proportion, as nearly as may be, to the aggregate principal amount of Notes then outstanding.

Section 10.5. Maturity; Surrender; Etc. In the case of each redemption, the principal amount of each Note to be redeemed and the premium, if any, payable with respect thereto shall become due and payable on the date fixed for such redemption by the written notice referred to in Section 10.3, together with interest on such principal amount accrued to such date. From and after such date, unless the Company shall fail to pay such principal amount when so due and payable, together with the interest to the date of redemption, interest on such principal amount shall cease to accrue. Any Note redeemed in full shall be surrendered to the Company and cancelled and shall not be reissued, and no Note shall be issued in lieu of any prepaid principal amount of any Note.

Section 10.6. Repurchase of Notes. The Company will not, nor will it permit any Affiliate to, directly or indirectly repurchase or make any offer to repurchase any Notes unless the Company or any such Affiliate has offered to repurchase Notes, pro rata, from all holders of the Notes at the time outstanding upon the same terms. In case the Company or any such Affiliate repurchases any Notes, such Notes shall thereafter be cancelled and no Notes shall be issued in substitution therefor. Without limiting the foregoing, upon the repurchase or other acquisition of any Notes by the Company or any Affiliate, such Notes shall no longer be outstanding for purposes of any section of this Agreement relating to the taking by the holders of the Notes of any actions with respect hereto, including, without limitation, Sections 13.1, 13.3 and 17.

SECTION 11. COVENANTS.

The Company covenants that, from and after the date of this Agreement and until none of the Notes shall be outstanding:

Section 11.1. Punctual Payment. The Company will duly and punctually pay the principal, premium, if any, and interest on the Notes in accordance with the terms of this Agreement and of the Notes.

Section 11.2. Prompt Payment of Taxes and Indebtedness. The Company will promptly pay and discharge, and will cause each Subsidiary to pay and discharge, all lawful taxes, assessments and governmental charges or levies imposed upon the Company or Subsidiary or upon its income or profits, or upon any Property belonging to it; provided, however, that the Company and its Subsidiary shall not be required to pay any such tax, assessment, charge or levy if the same shall not at the time be due and payable or can be paid thereafter without additional liability, or if the validity or amount thereof shall then be contested in good faith by appropriate proceedings and if the Company shall have set aside on its books adequate reserves with respect thereto in accordance with generally accepted accounting principles; and provided, further, that the Company and its Subsidiaries will pay all such taxes, assessments, charges or levies when and as necessary to prevent foreclosure of any Lien which may have attached as security therefor or to prevent the forfeiture or sale of the property subject to the Lien of such assessment, charge or levy or any material interference with the use thereof by the Company or any Subsidiary. The Company will promptly pay when due, or in conformance with customary trade terms, all other indebtedness incident to operations and dividends declared, other than disputed claims which are being contested in good faith and for which the Company has set aside on its books adequate reserves in accordance with generally accepted accounting principles.

Section 11.3. Limitation on Liens. Except as hereinafter in this Section expressly permitted, the Company will not at any time, nor will it permit any Subsidiary to, directly or indirectly, create, assume or suffer to exist, except in favor of the Company or any Subsidiary, any Lien upon any of its Properties or assets, real or personal, whether now owned or hereafter acquired, or of or upon any income or profits therefrom, without making effective provision, and the Company covenants that in any such case it will make or cause to be made effective provision, whereby the Notes then outstanding shall be secured by such Lien equally and ratably with any and all other Indebtedness to be secured thereby, so long as any such other Indebtedness shall be so secured.

Nothing in this Section shall be construed to prevent the Company or a Subsidiary from creating, assuming or suffering to exist, and the Company and its Subsidiaries are hereby expressly permitted to create, assume or suffer to exist, without securing the Notes as hereinabove provided, Liens of the following character:

(a)Liens existing on the date hereof;

(b)Liens, in addition to those otherwise permitted by this Section 11.3, securing Indebtedness which does not exceed in the aggregate $5,000,000 at any one time outstanding; provided that all such Indebtedness shall have been incurred within the applicable limitations provided in Sections 11.4 and 11.5;

(c) any purchase money mortgage or other Lien existing on any Property of the Company or a Subsidiary at the time of acquisition, whether or not assumed, or created contemporaneously with the acquisition or construction of Property, to secure or provide for the payment of the purchase or construction price of such Property, and any conditional sales agreement or other title retention agreement with respect to any Property hereafter acquired; provided, however, that (i)the aggregate principal amount of the Indebtedness secured by all such mortgages and other liens on a particular parcel of Property shall not exceed 100%of the lesser of the total cost or fair market value at the time of the acquisition or construction of such Property, including the improvements thereon (as determined in good faith by the Board of Directors of the Company)and (ii)all such Indebtedness shall have been incurred within the applicable limitations provided in Sections
11.4 and 11.5;


(d)refundings or extensions of any Lien permitted by this Section 11.3 for amounts not exceeding the principal amount of the Indebtedness so refunded or extended at the time of the refunding or extension thereof, and covering only the same Property theretofore securing the same;

(e)deposits, Liens or pledges to enable the Company or a Subsidiary to exercise any privilege or license, or to secure payment of worker's compensation, unemployment insurance, old age pensions or other social security, or to secure the performance of bids, tenders, contracts or leases to which the Company or a Subsidiary is a party, or to secure public or statutory obligations of the Company or a Subsidiary, or to secure surety, stay or appeal bonds to which the Company or a Subsidiary is a party; or other similar deposits or pledges made in the ordinary course of business;

(f)mechanics', workmen's, repairmen's, materialmen's or carrier's liens or other similar Liens arising in the ordinary course of business; or deposits or pledges to obtain the release of any such Liens;

(g)Liens arising out of judgments or awards against the Company or a Subsidiary with respect to which the Company or a Subsidiary shall in good faith be prosecuting an appeal or proceedings for review and in respect of which a stay of execution pending such appeal or proceeding for review shall have been secured; or Liens incurred by the Company or a Subsidiary for the purpose of obtaining a stay or discharge in the course of any legal proceeding to which the Company or a Subsidiary is a party;

(h)Liens for taxes (x)not yet subject to penalties for non-payment or (y) being contested provided, payment thereof is not required by Section 11.2; or minor survey exceptions, or minor encumbrances, easements or reservations of, or rights of others for, rights of way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of real Properties, which encumbrances, easements, reservations, rights and restrictions do not in the aggregate materially detract from the value of said Properties or materially impair their use in the operation of the business of the Company or a Subsidiary;

(i)pledges, assignments and other security devices entered into in connection with the financing or refinancing of customer's conditional sales contracts;

(j)Liens incurred in connection with the lease of conversion burners and water heaters to customers;

(k)Liens incurred in connection with agreements for the financing of gas, nuclear and other fuel inventories and cushion gas;

(l)Liens on Property acquired through the merger or consolidation of another utility company with or into, or the purchase of all or substantially all of the assets of another utility company by, the Company or a Subsidiary, provided that such Lien does not extend to other Property of the Company or a Subsidiary; and.

(m)Security interests in, and pledges of, the Company's rights and benefits under contracts which have been or may be entered into by the Company and other New England utility companies in connection with participation by the Company and such other utilities in the Hydro-Quebec Purchase Power and Interconnection Projects.

If at any time the Company or a Subsidiary shall create or assume any Lien not permitted by this Section, to which the covenant in the first paragraph of this Section 11.3 is applicable, the Company will promptly deliver to each holder of record of the Notes then outstanding:

(a) an Officers*Certificate stating that the covenant of the Company contained in the first paragraph of this Section 11.3 has been complied with; and

(b)an Opinion of Counsel addressed to such holders to the effect that such covenant has been complied with, and that any instruments executed by the Company in the performance of such covenant comply with the requirements of such covenant.

Section 11.4. Limitation on Funded Indebtedness. The Company will not, nor will it permit any Subsidiary to, create, incur or assume any Funded Indebtedness other than:

(a)Funded Indebtedness evidenced by the Notes;

(b)Funded Indebtedness outstanding on the date hereof which is described on
Schedule II hereto; and

(c)additional Funded Indebtedness so long as (i)the aggregate outstanding principal amount of such Funded Indebtedness, after giving effect to the application of the proceeds thereof (subject to the proviso set forth hereafter)and when added to all other Funded Indebtedness of the Company and its Subsidiaries then outstanding, does not exceed 65%of the Total Capitalization; provided, that in giving effect to the application of such proceeds, only applications which are substantially contemporaneous with the incurrence of such additional Funded Indebtedness shall be given such effect, except that if the application of such proceeds involves the redemption of other securities of the Company, and such redemption cannot be made substantially contemporaneously with the incurrence of such additional
Funded Indebtedness, then such intended redemption shall nevertheless be given effect for purposes hereof if either (1)the Company shall have given irrevocable written notice of redemption of such other securities tothe holders thereof at or prior to the time of the incurrence of such additional Funded Indebtedness and such redemption is thereafter made in accordance with the terms of such notice, or (2)if such notice was not permitted to be given at or prior to the time of the incurrence of such additional Funded Indebtedness and the redemption will occur within 180 days after such incurrence, then (A)the proceeds of such Funded Indebtedness to be used for such redemption shall have been set aside in an escrow or trust account with a United States bank or other financial institution having capital and surplus of at least $35,000,000, together with written instructions to the escrow agent or trustee to send notice of redemption of such securities provided by the Company to the holders thereof in accordance with the terms of such securities and thereafter to use such proceeds for such redemption in accordance with the terms of such notice, such escrow or trust account to also provide (x)that the funds set aside therein are not to be released to or for the benefit of the Company except for the purpose of accomplishing the redemption contemplated thereby, or with the prior written consent of all holders of Notes then outstanding, and (y)that if the funds set aside therein are invested in securities by such bank or financial institution, they shall be invested only in direct obligations of the United States of America maturing in not more than 180 days, and (B)unless otherwise agreed to in writing by all of the holders of Notes then outstanding, the redemptions to be funded from such escrow or trust account is actually made in accordance with the terms under which such escrow or trust account is established; and (ii)Earnings Available for Interest of the Company and its Subsidiaries shall equal or exceed, for at least twelve (12) consecutive calendar months out of the fifteen (15)months immediately preceding the proposed creation, incurrence or assumption of such Funded Indebtedness, two times all amounts of interest for which the Company and its Subsidiaries will, for the twelve month period immediately following the date of such creation, incurrence or assumption, be obligated on account of all Funded Indebtedness to be outstanding immediately thereafter, in each case after giving effect to the application of the proceeds of such Funded Indebtedness (subject to the proviso set forth in clause (i)of this subdivision (c)of this Section 11.4)and (iii)in the case of additional Subsidiary Indebtedness, the Subsidiary shall be in compliance with Section 11.5.

Any corporation which becomes a Subsidiary after the date hereof shall for all purposes of this Section 11.4 be deemed to have created, assumed or incurred at the time it becomes a Subsidiary all Funded Indebtedness of such corporation existing immediately after it becomes a Subsidiary.

Section 11.5. Limitation on Subsidiary Indebtedness. In addition to the limitations contained in Section 11.4, no Subsidiary shall create, incur, assume or become liable for or have outstanding, or permit its Property to be subject to a lien securing any Funded Indebtedness if, after giving effect thereto and to any concurrent transaction, the aggregate amount of all Funded Indebtedness of all Subsidiaries would exceed 20%of the aggregate amount of total common stock equity, preference stock and preferred stock of the Company as presented in accordance with generally accepted accounting principles on a consolidated balance sheet of the Company as of such date.

Section 11.6. Restriction on Dividends. Other than dividends payable solely in shares of its own common stock, the Company will not declare or pay any dividend or make any other distribution on any shares of its common stock or apply any of its Property or assets (other than amounts equal to net proceeds received from the sale of common stock of the Company subsequent to the date of this Agreement)to the purchase or retirement of, or make any other distribution, through reduction of capital or otherwise, in respect of any shares of its common stock (which dividends, distributions, purchases and retirements are hereinafter referred to as "distributions")if, after giving effect to such distribution, the aggregate of all such distributions declared, paid, made or applied subsequent to December 31, 1997, plus the amount of all regular dividends declared on any class of preferred stock of the Company subsequent to December 31, 1997 and all amounts charged to retained earnings after December 3 1, 1997 in connection with the purchase or retirement of any shares of preferred stock or preference stock of the Company, would exceed an amount equal to the sum of $8,000,000 plus (or minus in the event of a deficit) Net Income (Deficit)accumulated after December 31, 1997.

For the purposes of this Section 11.6, the amount of any distribution declared, paid or distributed in Property shall be deemed to be the fair market value (as determined in good faith by the Board of Directors of the Company)of such Property at the time of the making of the distribution in question.

Section 11. 7. Nature of Business. Neither the Company nor any Subsidiary will engage in any business if, as a result, the general nature of the business, taken on a consolidated basis, which would then be engaged in by the Company and its Subsidiaries would be substantially changed from the general nature of the business engaged in by the Company and its Subsidiaries on the date of this Agreement; provided, that any sale or other disposition of the Company's natural gas distribution business shall not be deemed to be a change in the general nature of the business of the Company and its Subsidiaries.

Section 11.8. Corporate Existence, Etc. The Company will preserve and keep in full force and effect, and will cause each Subsidiary to preserve and keep in full force and effect, its corporate existence and all licenses and permits necessary to the proper conduct of its business; provided, however, that the foregoing shall not prevent any transaction permitted by Section
11.11 nor shall the foregoing prevent any transaction involving the liquidation or dissolution of any Subsidiary of the Company so long as such liquidation or dissolution would not have a material impact on the Company and its Subsidiaries taken as a whole.

Section 11.9. Maintenance of Insurance. The Company will insure and keep insured, and will cause every Subsidiary to insure and keep insured, to a reasonable amount with reputable insurance companies, so much of their respective Properties as companies engaged in a similar business and to the extent such companies in accordance with good business practice customarily insure Properties of a similar character against loss by fire and from other causes or, in lieu thereof, in the case of itself or its Subsidiaries, the Company will maintain or cause to be maintained a system or systems of self-insurance which will accord with the approved practices of companies owning or operating Properties of a similar character and maintaining such systems, and of a size similar to that of the Company's ultimate corporate parent, including the Company and all other direct and indirect subsidiaries of such ultimate corporate parent on a consolidated basis.

Section 11.10. Maintenance of Properties; Etc. The Company will, and will cause every Subsidiary to, maintain, preserve, protect and keep its Properties in good repair, working order and condition, and from time to time make all needful and proper repairs, renewals, replacements, additions and improvements thereto so that its business and every portion thereof may be properly and advantageously conducted at all times.

Section 11.11. Merger or Consolidation; Sale or Transfer of Assets. The Company will not (a)consolidate with or be a party to a merger with any other corporation or (b)sell, lease or otherwise dispose of all or substantially all of the assets of the Company and its Subsidiaries; provided, however, that the Company may consolidate or merge with any other corporation, or sell, lease or otherwise dispose of all or substantially all of the assets of the Company and its Subsidiaries, if (i)the corporation which results from such consolidation or merger or the corporation to which the Company sells, leases or otherwise disposes of all or substantially all of its and its Subsidiaries'assets (in either case, the "surviving corporation")is either the Company (in the case of a merger or consolidation), or, if not, is organized under the laws of any State of the United States or the District of Columbia, (ii)if the surviving corporation is not the Company, the obligations of the Company under this Agreement and the Notes are expressly assumed in writing by the surviving corporation and the surviving corporation shall furnish the holders of the Notes an opinion of counsel satisfactory to such holders to the effect that the instrument of assumption has been duly authorized, executed and delivered and constitutes the legal, valid and binding contract and agreement of the surviving corporation enforceable in accordance with its terms, except as enforcement of such terms may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles, and (iii)at the time of such consolidation or merger or sale, lease or other disposition of all or substantially all of the Company's and its Subsidiaries'assets, and immediately after giving effect thereto, no Default or Event of Default shall have occurred and be continuing and the Company or the surviving corporation, as the case may be, could incur at least $1 .OO of additional Funded Indebtedness pursuant to Section 11.4.; provided, further that the Company will be permitted to sell its generating assets and power purchase entitlements without the consent of the Purchasers, pursuant to the Company's restructuring plan filed with the MDTE on December 31, 1997.

Section 11.12. Books of Account and Reports. The Company will keep true records and books of account in which full, true and correct entries will be made of all dealings or transactions in relation to the business and affairs of the Company and its Subsidiaries, in accordance with such system of accounts and orders as shall be prescribed by governmental authorities having jurisdiction in the premises, or, in the absence thereof, in accordance with generally accepted accounting principles, and will file such reports and documents with such Federal and state governmental authorities as may be required by law.

Section 11.13. Transactions with Affiliates. Neither the Company nor any Subsidiary will enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Affiliate except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's_length transaction with a Person not an Affiliate, except as may be necessary in order for the Company to comply with requirements of any applicable state or federal statute or regulation; provided, however, that if it is not possible to identify what terms would apply to a comparable arm's_length transaction with a Person not an Affiliate, such transaction shall be upon such terms as shall be fair and reasonable under the circumstances.

Section 11.14. Compliance with Laws. The Company will promptly comply in all material respects, and will cause each Subsidiary to comply in all material respects, with all laws, ordinances or governmental rules and regulations to which it is subject including, without limitation, the Occupational Safety and Health Act of 1970, as amended, ERISA and all laws, ordinances, governmental rules and regulations relating to environmental protection in all P applicable jurisdictions, the violation of which would materially and adversely affect the properties, business, prospects, or financial condition of the Company and its Subsidiaries taken as a whole would result in any Lien not permitted under Section 11.3.

SECHON 12. INFORMATION AS TO THE COMPANY.

Section 12.1. Accounting; Financial Statements and Other Information. The Company will deliver (in duplicate)to each Purchaser, so long as it is the holder of any Notes, and to each Institutional Holder of at least 5% in principal amount of the Notes at the time outstanding:

	(a)as soon as available but in any event within ninety (90)days after the end of each of the first three quarterly fiscal periods in each year of the Company, a consolidated balance sheet of the Company and its Subsidiaries at the end of such period, and a consolidated statement of earnings and retained earnings of the Company and its Subsidiaries for such period and for the portion of the fiscal year ending with such period, together with a statement of cash flows for the portion of the fiscal year ending with such period, in each case setting forth in comparative form figures for the corresponding period of the previous year, all in reasonable detail and certified, subject to changes resulting from year-end and audit adjustments, by the Treasurer or an Assistant Treasurer of the Company;

(b) soon as available but in any event within one hundred twenty (120) days after the end of each fiscal year of the Company, a consolidated balance sheet of the Company and its Subsidiaries as at the end of such year, and a consolidated statement of earnings and retained earnings and cash flows of the Company and its Subsidiaries, in each case setting forth in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by a report thereon of Grant Thornton or other independent public accountants of recognized national standing selected by the Company to the effect. that such financial statements have been prepared in accordance .with generally accepted accounting principles applied on a basis consistent with the prior fiscal year (except for such changes, if any, as may be specified in such opinion)and fairly present, in all material respects, the consolidated financial position of the Company and its Subsidiaries as of the end of such year and the consolidated results of operations for such year, and that the examination by such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards;

(cl as soon as available but in any event within ninety (90)days after the end of each of the first three quarterly fiscal periods in each year of UNITIL, a balance sheet of UNITIL at the end of such period, and a statement of earnings and retained earnings of UNITIL for such period and for the portion of the fiscal year ending with such period, together with a statement of cash flows for the portion of the fiscal year ending with such period, in each case setting forth in comparative form figures for the corresponding period of the previous year, all in reasonable detail and certified, subject to changes resulting from year-end and audit adjustments, by the Treasurer, an Assistant Treasurer or any Vice President of UNITIL;

(d)as soon as available but in any event within one hundred twenty (120) days after the end of the fiscal year of UNITIL, a balance sheet of UNITIL as at the end of such year, and a consolidated statement of earnings and retained earnings and cash flows of UNITIL, in each case setting forth in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by a report thereon of Grant Thornton or other independent public accountants of recognized national standing selected by UNITIL to the effect that such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the prior fiscal year (except for such changes, if any, as may be specified in such opinion)and fairly present, in all material respects, the financial position of UNITIL as of the end of such year and the results of operations for such year, and that the examination by such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards;

(e) concurrently with delivery of the documents provided for in Sections 12.1(a)and (b), an Officer's Certificate, stating that the officer providing the certificate has reviewed the provisions of this Agreement and setting forth whether there existed as of the date of such financial statements and whether, to the best of such officer's knowledge, there exists on the date of the certificate or existed at any time during the period covered by such financial statements any Default or Event of Default and, if any such condition or event exists on the date of the certificate, specifying the nature and period of existence thereof and the action the Company is taking and proposes to take with respect thereto;

(f)promptly after the same are available, copies of all proxy statements, financial statements and reports as the Company or its parent shall send to its public stockholders, and copies of all reports which the Company or its parent may file with the SEC or any governmental authority at any time substituted therefor; and

(g)such other information relating to the affairs of the Company as a Purchaser or any such holder reasonably may request from time to time, including, without limitation, written verification (including computations) of compliance by the Company with the requirements of Section 11.3 through 11.4.

Section 12.2. Inspection. The Company will permit any authorized representatives designated by a Purchaser, so long as it is the holder of any Notes, or by each Institutional Holder which holds at least 50%in principal amount of the Notes then outstanding, at such Purchaser's or such Institutional Holder's expense, to visit and inspect any of the Properties of the Company or any Subsidiary including its books of account, to make copies and take extracts therefrom and to discuss their respective affairs, finances and accounts with their respective officers and independent public accountants (and by this provision the Company authorizes such accountants to discuss with such Purchaser or any such other Institutional Holder the finances and affairs of the Company or any Subsidiary in the presence of an officer of the Company), all at such reasonable times during customary business hours and as often as may reasonably be requested; provided, that such Purchaser agrees and any such Institutional Holder by its acquisition of any Notes shall be deemed to agree to keep confidential any nonpublic information received asa result of the rights granted in this Section 12.2, except that each such holder of the Notes reserves the right to disclose such information (i)as may be appropriate in connection with enforcing compliance with the terms and conditions of this Agreement, (ii)as may be required to governmental agencies, courts or other agencies to whose regulation such holder may be subject but only to the extent that such agencies or courts are authorized by or have apparent authority under applicable law, regulation, court order or other regulatory authority to request such information and (iii)as may be necessary to furnish to a prospective bona fide purchaser of any of the Notes, any of such information which, in the reasonable opinion of the holder of such Notes, is a material fact regarding the Company, provided, that disclosure of any such information may be made to no more than two such prospective purchasers in any thirty day period, each such prospective purchaser must be eligible to be an Institutional Holder should it purchase Notes, and the amount of Notes which would be involved in a sale to any such prospective purchaser is at least 5%of the then-outstanding Notes.

SECTION 13. DEFAULTS.

Section 13.1. Events of Default; Acceleration. If any one or more of the following conditions or events (" Events of Default")shall occur:

(a)default shall occur in the payment of interest on any Note when the same becomes due and payable, and such default shall have continued for more than five (5) days; or

(b)default shall occur in the making of any required redemption of any of the Notes as provided in Section 10.1, or in the making of any other payment of principal of any Note or the premium thereon at the expressed or any accelerated maturity date or at any date fixed for redemption; or

(c)the Company shall default in the performance of or compliance with any term contained in Sections 11.3, 11.4, 11.5, 11.6 or 11.11; or

(d)the Company shall default in the performance of or compliance with any term contained herein other than those referred to above in this Section 13 and such default shall not have been remedied within thirty (30)days after the earlier of (i)the day on which the President, Treasurer or a Senior or Executive Vice President first obtains knowledge of such default or (ii)the date on which written notice thereof shall have been given to the Company by any holder of any Note; or

(e)any representation or warranty made in writing by or on behalf of the Company herein or pursuant hereto or in connection with the consummation of the issuance and delivery of the Notes shall have been false or incorrect in any material respect at the time as of which made; or

(f)the Company or any Subsidiary shall default (as principal or guarantor or other surety)in the payment of any principal of or premium, if any, or interest on any Indebtedness for borrowed money (other than the Notes)the aggregate outstanding principal balance of which shall then exceed $5,000,000 and such default shall continue for more than the period of grace, if any, specified therein and shall not have been waived pursuant thereto; or the Company or any Subsidiary shall default in the performance of or compliance with any term of any evidence of such Indebtedness for borrowed money or of any mortgage, indenture or any other agreement relating thereto and the effect of such default is to permit the acceleration of the maturity of such Indebtedness for borrowed money prior to its stated maturity or prior to its regularly scheduled dates of payment; or

(g)the Company or any Subsidiary shall commence a voluntary case under the federal bankruptcy laws or take advantage of any insolvency law, or shall admit in writing its insolvency or its inability to pay its debts as they become due, or shall make an assignment for the benefit of creditors, or shall apply for, consent to or acquiesce in the appointment of, or taking possession by, a trustee, receiver, custodian or similar official or agent for itself or any substantial part of its Property, or shall take any corporate action authorizing or seeking to effect any of the foregoing, or shall generally not pay its debts as they become due; or

(h)a trustee, receiver, custodian or similar official or agent shall be appointed for the Company or any Subsidiary by a court or other governmental authority or agency having jurisdiction in the premises or for any substantial part of its Property, and is not discharged for a period of thirty (30)days from the date of its entry, or all or any substantial part of the Property of the Company or any Subsidiary is condemned by eminent domain, seized or otherwise appropriated by any such governmental authority; or

(i)the Company or any Subsidiary shall have a court order or decree for relief in any involuntary case under the federal bankruptcy laws entered against it, and such court order or decree shall remain undismissed and unstayed for sixty (60)days, or a petition seeking reorganization, readjustment, arrangement, composition, or other similar relief as to it under the federal bankruptcy laws or any similar law for the relief of debtors shall be brought against it and shall be consented to by it or shall remain undismissed and unstayed for sixty (60)days; or

(i)one or more final judgments for payment of money exceeding in the aggregate $5,000,000 (in excess of insurance available therefor)shall be rendered against the Company or any Subsidiary and shall remain undischarged for a period of sixty (60) days during which execution shall not be effectively stayed;

then, and in the event that any Event of Default described in subdivisions
(a)through (f), (h)or (j)has occurred and is continuing, any holder or holders of at least 25%in principal amount of the Notes at the time outstanding may at any time (unless all defaults shall theretofore have been remedied)at its or their option, by written notice or notices to the Company, declare all of the Notes to be due and payable, whereupon the same shall forthwith mature and become due and payable, together with premium, if any, and interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived, provided that during the existence of an Event of Default described in subdivision (a)or (b)of this
Section 13.1, and irrespective of whether the holder or holders of at least 25%in principal amount of Notes then outstanding have declared alLthe Notes to be due and payable, any holder of Notes which has not consented to any waiver with respect to such Event of Default may, at its option, by written notice to the Company, declare the Notes then held by such holder to be due and payable, whereupon the same shall forthwith become due and payable, together with premium, if any, and interest accrued thereon, without presentment, demand, protest or notice, all of which are hereby waived. When any Event of Default described in subdivisions (g)or (i)of Section 13.1 has occurred, then all outstanding Notes shall immediately become due and payable without presentment, demand or notice of any kind. Upon the Notes becoming due and payable as a result of any Event of Default as aforesaid, the Company will forthwith pay to the holders of the Notes the entire principal and interest accrued on the Notes and, to the extent not prohibited by applicable law, an amount as liquidated damages for the loss of the bargain evidenced hereby (and not as a penalty) equal to the Make-Whole Premium determined as of the date on which the Notes shall so become due and payable. No course of dealing on the part of the holder or holders of any Notes nor any delay or failure on the part of any holder of Notes to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. If any holder of any Note shall give any notice or take any other action with respect to a claimed default under this Agreement, or if any Person shall give notice to the Company or take any other action with respect to a claimed default of the type referred to in subdivision (f)of this Section 13.1, the Company will forthwith give written notice thereof to all holders of the Notes at the time outstanding, describing the notice or action and the nature of the claimed default.

Section 13.2. Remedies on Default; Etc. In case any one or more Events of Default shall occur and be continuing, the holder of any Note at the time outstanding may proceed to protect and enforce the rights of such holder by an action at law, suit in equity or other appropriate proceeding, whether for the specific performance of any agreement contained herein or in such Note, or for an injunction against a violation of any of the terms hereof or thereof, or in aid of the exercise of any power granted hereby or thereby by law. The Company further agrees, to the extent permitted by law, to pay to the holder or holders of the Notes all reasonable costs and expenses incurred by them in the collection of any Notes upon any default hereunder or thereon, including reasonable compensation to such holder's or holders' attorneys for all services rendered in connection therewith. No course of dealing and no delay on the part of any holder of any Note in exercising any right shall operate as a waiver thereof or otherwise prejudice such holder's rights, powers or remedies. No right, power or remedy conferred by this Agreement or by any Note upon any holder thereof shall be exclusive of any other right, power or remedy referred to herein or therein or now or hereafter available at law, in equity, by statute or otherwise.

Section 13.3. Rescission of Acceleration. The provisions of Section 13.1 are subject to the condition that if the principal of and accrued interest on all or any outstanding Notes have been declared immediately due and payable by reason of the occurrence of any Event of Default described in subdivisions (a)through (f), (h)or (j)of Section 13.1, the holders of 66-2/3% in aggregate principal amount of the Notes then outstanding may, by written instrument filed with the Company, rescind and annul such declaration and the consequences thereof, provided that at the time such declaration is annulled and rescinded:

(a)no judgment or decree has been entered for the payment of any monies due pursuant to the Notes or this Agreement;

(b)all arrears of interest upon all the Notes and all other sums payable under the Notes and under this Agreement (except any principal, interest or premium on the Notes which has become due and payable solely by reason of such declaration under Section 13.1)shall have been duly paid; and

(cl each and every other Default and Event of Default shall have been made good, cured or waived pursuant to Section 17;

and provided further, that no such rescission and annulment shall extend to or affect any subsequent Default or Event of Default or impair any right consequent thereto.

SECTION 14. DEFINITIONS; ACCOUNTING PRINCIPLES.

Section 14.1. Definitions. As used in this Agreement the following terms have the following respective meanings:

Affiliute: Any director, officer or employee of the Company and any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of any Person, whether through the ownership of voting securities, by contract or otherwise.

Company Reports: The meaning specified in Section 5.7.

Default: Any event or condition the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default.

Earnings Available For Interest: Of any Person for a period, shall mean the excess of the operating revenues of such Person received in the ordinary course of business for such period, together with an allowance for funds used during construction in accordance with generally accepted accounting principles, and net non-operating income (loss), over the sum of all operating expenses, including taxes and adequate and reasonable allowances for maintenance, depreciation and retirement of Properties as charged by such Person, and provision for depletion, obsolescence or amortization of Properties, but excluding, however, any allowance for Federal and state taxes on income or portions thereof for the period for which earnings are being computed.

ERISA: The Employee Retirement Income Security Act of 1974, as amended, and any successor statute of similar import, together with the regulations thereunder, in each case as in effect from time to time. References to sections of ERISA shall be construed to also refer to any successor sections.

Event of Default: The meaning specified in Section 13.

Fur&fed Indebtedness: Of any Person as of any date as of which the amount thereof is to be determined, shall mean (i)all Indebtedness of such Person required to be paid more than one year from the date as of which Funded Indebtedness is being determined and all Indebtedness required to be paid within such year which may be renewed or extended beyond such year pursuant to the terms of the agreement or instrument under which such Indebtedness was incurred, but there shall be excluded sinking fund, serial maturity, periodic installment and amortization payments on account of Indebtedness which are required to be made within such year and (ii)all guaranties of Funded Indebtedness of others described in clause (i)of this definition.

Hydro-Quebec Purchase Power and Interconnection Projects: The projects pursuant to which the Company and approximately sixty other members of the New England Power Pool have agreed to purchase from Hydro Quebec approximately 33 million megawatt hours (" MWh")of electricity between 1986 and 1997, and approximately 70 million MWh of electricity between 1990 and 2001, as such agreements may be extended, renewed or replaced.

Indebtedness: Of any Person as of any date as of which the amount thereof is to be determined, shall mean all (i)obligations of such Person for borrowed money, (ii)obligations secured by any Lien upon Property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, and (iii)obligations created or arising under any conditional sale or other title retention agreement with respect to Property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of Property; provided, that notwithstanding anything to the contrary in the foregoing, Indebtedness of the Company shall not include (A)its obligations under contracts for the purchase by it of gas (including propane and liquefied natural gas)or electric energy or capacity, including transmission charges, (B)obligations not in excess of $6,000,000 in the aggregate at any time outstanding incurred in connection with agreements for the financing of gas, nuclear and other fuel inventories and cushion gas, (C)Lease obligations of the Company or any Subsidiary, (D)pension and other obligations of the Company or any Subsidiary with respect to benefits provided to employees of the Company and its Subsidiaries, regardless of whether such obligations are absolute or contingent or included, in accordance with generally accepted accounting principles, in determining total liabilities as shown on the liability side of a balance sheet of the Company, and (E)obligations relating to the sale of generating assets and power purchase entitlements as provided for in the Company's restructuring plan filed with the Massachusetts Department of Telecommunications and Energy on December 31, 1997.

Institutional Holder: Any insurance company, bank, savings and loan association, trust company, investment company, charitable foundation, employee benefit plan (as defined in ERISA)or other institutional investor or financial institution.

Lease: As applied to any Person shall mean any lease of any Property (whether real, personal or mixed)by that Person as lessee which would, in conformity with generally accepted accounting principles, be required to be accounted for as a capital lease or an operating lease on the financial statements of that Person.

Lien: (i)Any interest in Property (whether real, personal or mixed and whether tangible or intangible)which secures an obligation owed to, or a claim by, a Person other than the owner of such Property, whether such interest is based on the common law, statute or contract, including, without limitation, any such interest arising from a mortgage, charge, pledge, security agreement, conditional sale or trust receipt, or arising from a lease, consignment or bailment given for security purposes, (ii)any encumbrance upon such Property which does not secure an obligation and (iii)any exception to or defect in the title to or ownership interest in such Property, including, without limitation, reservations, rights of entry, possibilities of reverter, encroachments, easements, rights of way, restrictive covenants, leases, licenses and profits a prendre. For purposes of this Agreement, the Company or a Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sales agreement or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes.

Make-Whole Premium: In connection with any redemption or acceleration of the Notes the excess, if any, of (i)the aggregate present value as of the date of such redemption or acceleration of each dollar of principal being prepaid (taking into account the application of each redemption required by Section 10.1)and the amount of interest (exclusive of interest accrued to the date of redemption)that would have been payable in respect of each dollar if such redemption had not been made, determined by discounting such amounts at the Reinvestment Rate from the respective dates on which they would have been payable to the date of such redemption or acceleration, over (ii)100%of the principal amount of the outstanding Notes being redeemed. If the Reinvestment Rate is equal to or higher than 7.37%, the Make-Whole Premium shall be zero. For purposes of any determination of the Make-Whole Premium:

"Reinvestment Rate" shall mean (1)the sum of 0.50%, plus the yield reported on page "USD" of the Bloomberg Financial Markets Services Screen (or, if not available, any other nationally recognized trading screen reporting on-line intraday trading in United States Government Securities at 11: OO a. m.
(New York City time)for the United States Government Securities having a maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of the principal being redeemed (taking into account the application of each redemption required by Section 10.1)or (2)in the event that no nationally recognized trading screen reporting on-line intraday trading in the United States Government Securities is available, Reinvestment Rate shall mean the sum of 0.50%plus the arithmetic mean of the yields for the two columns under the heading "Week Ending" published in the Statistical Release under the caption "Treasury Constant Maturities" for the maturity (rounded to the nearest month) corresponding to the Weighted Average Life to Maturity of the principal being redeemed (taking into account the application of each redemption required by Section 10.1). If no maturity exactly corresponds to such Weighted Average Life to Maturity, yields for the published maturity next longer than the Weighted Average Life to Maturity and for the published maturity next shorter than the Weighted Average Life to Maturity shall be calculated pursuant to the immediately preceding sentence and the Reinvestment Rate shall be interpolated from such yields on a straight-line basis, rounding in each of such relevant periods to the nearest month. For the purposes of calculating the Reinvestment Rate, the most recent Statistical Release published prior to the date of determination of the Make-Whole Premium shall be used

"Statistical Release" shall mean the then most recently published statistical release designated "H. 15(5 19)" or any successor publication which is published weekly by the Federal Reserve System and which establishes yields on actively traded
U. S. Government Securities adjusted to constant maturities or, if such statistical release is not published at the time of any determination hereunder, then such other reasonably comparable index which shall be designated by the holders of 66-2/3%in aggregate principal amount of the outstanding Notes.

"Weighted Average Life to Maturity" of the principal amount of the Notes being redeemed shall mean, as of the time of any determination thereof, the number of years obtained by dividing the then Remaining Dollar-Years of such principal by the aggregate amount of such principal. The term "Remaining Dollar-Yeurs" of such principal shall mean the amount obtained by (i) multiplying (x)the remainder of (1)the amount of principal that would have become due on each scheduled payment date if such redemption had not been made, less (2)the amount of principal on the Notes scheduled to become due on such date after giving effect to such redemption and the application thereof in accordance with the provisions of Section 10.1, by (y)the number of years (calculated to the nearest one-twelfth)which will elapse between the date of determination and such scheduled payment date, and (ii)totalling the products obtained in (i).

MDTE: The meaning specified in Section 4.4.

Net Income (Deficit): The amount of net income (or if such Net Income is a deficit, the amount of such deficit)of the Company and its Subsidiaries for the period in question (taken as a cumulative whole), as determined in accordance with generally accepted accounting principles; provided, however, that any gain or loss from sales or other dispositions (i)of generating assets and power purchase entitlements as provided for in the Company's restructuring plan filed with the Massachusetts Department of Telecommunications and Energy on December 31, 1997, shall be excluded from the calculation of Net Income (Deficit)and (ii)of any other Property which was previously used in the business of the Company and its Subsidiaries, which sales or dispositions occurred during the twelve month period immediately preceding the date as of which Net Income (Deficit)is being determined, the book value of which Property represents in the aggregate more than 10%of Tangible Assets (determined as of the end of the immediately preceding fiscal year of the Company), shall be excluded from the calculation of Net Income (Deficit); and provided, further, that the foregoing proviso shall create no implication that gain or loss from the sale or other disposition of Property of the Company and its Subsidiaries shall be included in determining Net Income (Deficit), unless such inclusion is otherwise in accordance with generally accepted accounting principles.

Oflcers'Certificate: A certificate signed by the Chairman of the Board of Directors, the President or any Vice President and by the Treasurer, any Assistant Treasurer, the Clerk or an Assistant Clerk of the Company.

Opinion of Counsel: An opinion in writing signed by legal counsel, who shall be reasonably satisfactory to the Purchasers and to the holders of at least 50%of the aggregate principal amount of the Notes then outstanding, and who may be counsel to the Company.

Person: An individual, an association, a corporation, a partnership, a trust or estate, a government, foreign or domestic, and any agency or political subdivision thereof, or any other entity, including the Company and any Subsidiary.

Property: Any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

Subsidiary: Any corporation or other entity at least a majority of the outstanding voting shares of which is at the time owned (either alone or through Subsidiaries or together with Subsidiaries)by the Company or another Subsidiary.

Tangible Assets: As of the date of any determination thereof the total amount of all assets of the Company and its Subsidiaries (less depreciation, depletion and other properly deductible valuation reserves)after deducting good will, patents, trade names, trade marks, copyrights, experimental expense, and the excess of cost of shares acquired over book value of related assets.

Total Capitalization: At any date means the sum of (x)Funded Indebtedness of the Company and its Subsidiaries, and (y)the aggregate amount for total common stock equity, preference stock and preferred stock as presented in accordance with generally accepted accounting principles on a consolidated balance sheet of the Company as of such date; provided, however, that any securities or Funded Indebtedness to be redeemed from the proceeds of the incurrence of Funded Indebtedness as provided for in Section 11.4(c)hereof, which have not yet been so redeemed, shall not be included in the determination of Total Capitalization.

UNITIL shall mean UNITIL Corporation, owner of all of the outstanding stock of the Company.

Section 14.2. Accounting Principles. Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with generally accepted accounting principles then in effect, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.

SECTION 15. EXPENSES; ETC.

Whether or not the transactions contemplated hereby shall be consummated, the Company will pay all reasonable expenses in connection with such transactions and in connection, with any amendments or waivers (whether or not the same become effective)under or in respect of this Agreement or the Notes, including, without limitation: (a)the cost and expenses of reproducing this Agreement, of the reproducing and issue of the Notes, of furnishing all opinions of counsel for the Company and all certificates on behalf of the Company, and of the Company's performance of and compliance with all agreements and conditions contained herein on its part to be performed or complied with; (b)the cost of delivering to the principal office of each Purchaser, insured to its satisfaction, any Notes delivered to it upon any substitution of Notes pursuant to Section 8 and of each Purchaser's delivering any Notes, insured to its satisfaction, upon any such substitution; (c)the reasonable fees, expenses and disbursements of Chapman and Cutler, special counsel for the Purchasers, in connection with such transactions and any such amendments or waivers; and (d)the reasonable out-of-pocket expenses incurred by a Purchaser in connection with such transactions and any such amendments or waivers. The Company will indemnify and hold each Purchaser harmless from and against all claims in respect of the fees, if any, of brokers and finders payable in connection with the execution and delivery of this Agreement or the carrying out of the transactions contemplated hereby. The Company will also pay, and will save each Purchaser and each holder of any Notes harmless from, any and all liabilities with respect to any taxes (including interest and penalties) which may be payable in respect of the execution and delivery of this Agreement, the issue of the Notes and any amendment or waiver under or in respect of this Agreement or the Notes.

SECTION 16. SURVIVAL OF AGREEMENTS; ETC.

All agreements contained herein and all representations and warranties made in writing by or on behalf of the Company herein or pursuant hereto shall survive the execution and delivery of this Agreement, any investigation at any time made by a Purchaser or on its behalf, the purchase of the Notes by a Pu, rchaser hereunder, and any disposition or payment of the Notes. All statements contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto or in connection with the transactions contemplated hereby shall be deemed representations and warranties made by the Company hereunder.

SECTION 17. AMENDMENTS AND WAIVERS.

Any term of this Agreement or of the Notes may be amended and the observance of any term hereof or thereof may be waived (either generally or in a particular instance and either retroactively or prospectively)only with the written consent of the Company and the holders of at least 66-2/3% in principal amount of the Notes at the time outstanding, provided that, without the prior written consent of the holders of all the Notes at the time outstanding, no such amendment or waiver shall (a)change the time of payment (including any prepayment required by Section 10.1)of the principal of or the interest on any Note or change the principal amount thereof or change the rate of interest thereon, or
(b)change any of the provisions with respect to optional prepayments, or
(c)reduce the aforesaid percentage of the principal amount of the Notes the holders of which are required to consent to any such amendment or waiver, or (d)change the provisions of Section 13 giving each holder of any Note the right, without joining any other such holders of the Notes, to declare the Notes held by such holder due and payable as provided in Section 13. Any amendment or waiver effected in accordance with this Section 17 shall be binding upon each holder of any Note at the time outstanding, each future holder of any Note and the Company. Notes directly or indirectly held by the Company or any Affiliate of the Company shall not be deemed outstanding for purposes of determining whether any amendment or waiver has been effected in accordance with this Section 17.

SECTION 18. NOTICES; ETC.

All notices and other communications hereunder shall be in writing and shall be mailed by certified mail, return receipt requested or overnight courier,
(a)if to a Purchaser, addressed to the address of such Purchaser designated as the Purchaser's address on Schedule I attached hereto, or at such other address as such Purchaser shall have furnished to the Company in writing, except that payments on any Note and notices in respect thereof shall be made and sent as provided in Section 9, or at such other address as such Purchaser shall have furnished to the Company for such purpose, or (b)if to any other holder of any Note, at the registered address of such holder as set forth in the register kept by the Company as provided in Section 8, or
(c)if to the Company, to 6 Liberty Lane West, Hampton, New Hampshire 03842,
Attention: Treasurer, or at such other address as the Company shall have furnished to each Purchaser and each such other holder in writing.

SECTION 19. FURTHER ASSURANCES.

The Company will execute and deliver all such instruments and take all such action as the Purchasers from time to time may reasonably request in order to further effectuate the purposes and carry out the terms of this Agreement and the Notes.

SECTION 20. MISCELLANEOUS.

This Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto, whether so expressed or not, and, in particular, shall inure to the benefit of and be enforceable by any holder or holders at the time of the Notes or any part thereof. This Agreement embodies the entire agreement and understanding between each Purchaser and the Company and supersedes all prior agreements and understandings relating to the subject matter hereof. This Agreement and the Notes shall be construed and enforced in accordance with and governed by the laws of the Commonwealth of Massachusetts. The headings in this Agreement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof. This Agreement may be executed in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

SECTION 21. SEVERABILITY.

Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid or unenforceable.

The execution by the Purchasers shall constitute a contract among the Company and the Purchasers for the uses and purposes hereinabove set forth. This Agreement may be executed in any number of counterparts, each executed counterpart constituting an original but all together only one agreement.

        FITCHBURG GAS AND ELECTRIC LIGHT
		COMPANY


        By         /s/Mark H. collin
		Name: Mark H. Collie
		Title: Treasurer



-3l-


Accepted as of January 15, 1999:
CONNECTICUT GENERAL LIFE INSURANCE COMPANY

By: CIGNA Investments, Inc. (authorized agent)


By /s/Laurence A. Drsks
Name: Lawrence A. Drake
Title: Managing Director


AMERICAN UNITED LIFE INSURANCE COMPANY


By  /s/Steven T. Holland
Name: Steven T. Holland
Title: Vice President


	-32-


                                                 PRINCIPAL AMOUNT
NAME AND ADDRESS                                 OF NOTES TO BE
OF PURCHASER                                     PURCHASED

CONNECTICUT GENERAL LIFE INSURANCE COMPANY          $9,000,000
c/o CIGNA Investments, Inc.
900 Cottage Grove Road
Hartford, Connecticut 06152-2307
Attention: Private Securities Division -S-307
Fax: 860-726-7203

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Fitchburg Gas and Electric Light Company, 7.37%Notes due January 15, 2029, PPN 338135 C@3" and identifying the breakdown of principal and interest and the payment date)to:

        Chase NYC/CTR/
        BNF=CIGNA Private Placements/AC=9009001802
	ABA #O21OOOO21

Address for Notices Related to Payments:

	CIG &Co.
	c/o CIGNA Investments, Inc.
	Attention: Securities Processing S-309
	900 Cottage Grove Road
        Hartford, Connecticut 06152-2309

        CIG & Co.
	c/o CIGNA Investments, Inc.
	Attention: Private Securities -S-307
	Operations Group
	900 Cottage Grove Road
	Hartford, Connecticut 06152-2307
	Fax: 860-726-7203


SCHEDULE I
(to Note Agreement)


	with a copy to:

	Chase Manhattan Bank, N. A.
	Private Placement Servicing
	P. 0. Box 1508
	Bowling Green Station
	New York, New York 10081
	Attention: CIGNA Private Placements
	Fax: 212-552-3107/lOO5

Address for All Other Notices:

	CIG &Co.
	c/o CIGNA Investments, Inc.
	Attention: Private Securities Division -S-307
	900 Cottage Grove Road
        Hartford, Connecticut 06152-2307
	Fax: 860-726-7203

Name of Nominee in which Notes are to be issued: CIG & Co.

Taxpayer I. D. Number for CIG &Co.: 13-3574027



I-2


                                                      PRINCIPAL AMOUNT
NAME AND ADDRESS                                      OF NOTES TO BE
OF PURCHASER                                          PURCHASED

AMERICAN UNITED LIFE INSURANCE COMPANY                  $3,000,000
One American Square
Post Office Box 368
Indianapolis, Indiana 46206
Attention: Christopher D. Pahlke, Securities Department

Payments

All payments on or in respect of the Notes to be by bank wire transfer of Federal or other immediately available funds (identifying each payment as "Fitchburg Gas and Electric Light Company, 7.37%Notes due January 15, 2029, PPN 338135 C@3" and identifying the breakdown of principal and interest and the payment date)to:

	Bank of New York
	Attention: P&I Department
	One Wall Street, 3rd Floor
	Window A
	New York, New York 10286
        ABA #O21000018, BNF: IOC566
	Account #186683/AUL

Notices

All notices and communications, including notices with respect to payments and written confirmation of each such payment, to be addressed as first provided above.

Name of Nominee in which Notes are to be issued: None

Taxpayer I. D. Number: 35-0145825


I-3


FITCHBURG GAS AND ELECTRIC LIGHT COMPANY

Funded Indebtedness Outstanding
as of December 31,1998


Issue                                             Total Amount Outstanding

8.55% Notes due March 31,2OO4                          $13,000,000

6.75% Notes due November 30,2023                       $19,000,000



Total Funded Indebtedness                              $32,000,000




	SCHEDULE II
(to Note Agreement)



FITCHBURG GAS AND ELECTRIC LIGHT COMPANY

7.37% Note due January 15,2029

		PPN: 338135 C@3


FITCHBURG GAS AND ELECTRIC LIGHT COMPANY (the "Company"), a Massachusetts corporation, for value received, hereby promises to pay to or registered assigns the principal sum of Dollars ($)on January 15,2029; and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the unpaid principal balance hereof from the date of this Note at the rate of 7.37%per annum, semiannually on the fifteenth day of January and July in each year, commencing with July 15, 1999, until the principal amount hereof shall become due and payable. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal)and premium, if any, and (to the extent legally enforceable)on any overdue installment of interest, at the rate of 9.37%per annum after the due date, whether by acceleration or otherwise, until paid.

Payments of principal, premium, if any, and interest shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for the payment of public and private debts by check mailed and addressed to the registered holder hereof at the address shown in the register maintained by the Company for such purpose, or, at the option of the holder hereof, in such manner and at such other place in the United States of America as the holder hereof shall have designated to the Company in writing.

This Note is one of the 7.37%Notes due January 15, 2029 of the Company issued in an aggregate principal amount limited to $12,000,000 pursuant to the Company's Note Agreement with the Purchasers named therein dated as of January 15, 1999, and this Note and the holder hereof are entitled equally and ratably with the holders of all other Notes outstanding under the Note Agreement to all the benefits provided for thereby or referred to therein. Reference is hereby made to the Note Agreement for a statement of such rights and benefits.

This Note and the other Notes outstanding under the Note Agreement may be declared due prior to their expressed maturity dates and certain prepayments are required to be made thereon, all in the events, on the terms and in the manner and amounts as provided in the Note Agreement.

The Notes are subject to prepayment or redemption at the option of the Company prior to their expressed maturity dates only on the terms and conditions and in the amounts and with the premium, if any, set forth in the Note Agreement.

This Note is a registered Note and is transferable only by surrender thereof at the principal office of the Company, duly endorsed or accompanied by a written instrument of


EXHIBIT A
(to Note Agreement)


transfer duly executed by the registered holder of this Note or his attorney duly authorized in writing.

Under certain circumstances, as specified in said Agreement, the principal of this Note may be declared due and payable in the manner and with the effect provided in said Agreement.

This Note and said Agreement are governed by and construed in accordance with the Massachusetts law.

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY



Exhibit 10.14

ENTITLEMENT SALE AND ADMIMSTRATIVE SERVICES- AGREEMENT between
FITCHBURG GAS AND ELECTRIC LIGHT COMPANY and
SELECT ENERGY, INC.


Dated as of May 17, 1999


        TABLE OF CONTENTS.



        ARTICLE I DEFINITIONS                            1
        1.1     Certain Definitions                      1

        ARTICLE 2 SALE OF ENTITLEMENTS                   5
        2.1     Sale of Entitlements                     5
        2.2     Casualty or Condemnation Awards          6
        2.3     Deliverables                             6
        2.4     Risk of Unit Performance                 6
        2.5     Change to Character of Entitlement       7

        ARTICLE 3 ENTITLEMENT SALES CHARGE               7
        3.1     Entitlement Sales Charge                 7
        3.2     Excluded Liabilities                     8
        3.3.    Billing and Payment                      9

        ARTICLE 4 EFFECTIVE DATE AND TERM                9
        4.1     Effective Date                           9
        4.2     Term                                    10
        4.3     Termination                             10
        4.4     Notice                                  10

        ARTICLE 5 CONDITIONS                            10
	5.1     Conditions to Obligation of the Company	10
	5.2     Conditions to Obligation of Buyer	10
        5.3     Joint Conditions                        12
        5.4     Coordination                            13

	ARTICLE 6 REPRESENTATIONS AND WARRANTIES	13
	6.1     General Representations and Warranties	13
        6.2     Representations of the Company          14
        6.3     Representations of Buyer                15

        ARTICLE 7 CONTRACT ADMINISTRATION               15
	7.1     Operational Matters Relating to
                the Entitlements                        15
	7.2     Contract Administration Services	16
	7.3     Appointment as Administrative Agent	18
        7.4     Material Amendments                     18
        7.5     Books and Records                       18

        ARTICLE 8 CQMPANY UNDERTAKINGS                  19
        8.1     Provision of Information Regarding
                Operational Matters                     19
        8.2     Payments Under Power Supply and
                Ownership Agreements                    19
	8.3     Enforcement of Power Supply Agreements
                and Ownership Agreements                19
        8.4     Interim Conduct of Business             20

        ARTICLE 9 SECURITY                              20
        9.1     Buyer Security                          20
        9.2     Company Security                        21
        9.3     Use of Proceeds                         22

        ARTICLE 10 EVENTS OF DEFAULT                    22
        10.1    Events of Default by Buyer              22
        10.2    Events of Default by the Company        23
        10.3    Remedies                                24

        ARTICLE I I INDEMNIFICATION                     25
        11.1    InderrmificationbyBuyer                 25
        11.2    IndenmificationbytheCompany             26
	11.3    No Indirect, Special or
                Consequential Damages                   26

	ARTICLE 12 DISPUTE RESOLUTION; ARBITRATION	27
        12.1    Resolution By Officers of the Parties   27
        12.2    Arbitration Procedures                  27
        12.3    Binding Award                           28
        12.4    Continued Performance                   28

        ARTICLE 13 MISCELLANEOUS                        28
        13.1    Assignment; Successors and Assigns      28
        13.2    Notices                                 29
        13.3    Governing Law                           29
        13.4    Confidentiality                         29
        13.5    No Partnership                          30
        13.6    Fees and Expenses                       30
        13.7    Captions                                30
        13.8    Entire Agreement                        30
        13.9    Severability                            30
        13.10   Further Assurances                      31
        13.11   Changes in Law                          31
        13.12   Counterparts                            31
        13.13   Interpretation                          31
        13.14   Independent Relationship                31
        13.15   No Third Party Beneficiaries            31

LIST OF EXHIBITS


EXHIBIT A     COST OF SERVICE CHARGE
EXHIBIT B     ALLOCATION OF RETAINED ENTITLEMENT OBLIGATION
EXHIBIT C     POWER SUPPLY AGREEMENTS AND DELIVERY POINTS
EXHIBIT D     GUARANTY
EXHIBIT E     RETAINED ENTITLEMENT OBLIGATION
EXHIBIT F     REQUIRED GOVERNMENTAL AUTHORIZATIONS - COMPANY
EXHIBIT G     REQUIRED GOVERNMENTAL AUTHORIZATIONS -BUYER
EXHIBIT H     FIRM ENERGY AND FACILITIES AGREEMENT
EXHIBIT I     ASSUMPTION AND ASSIGNMENT AGREEMENT


ENTITLEMENT SALE AND ADMINIST@TIVE SERVICES AGREEMENT


This ENTITLEMENT SALE AND ADMINISTRATIVE SERVICES AGREEMENT (this "Agreement") is entered into as of the 17th day of May, 1999, by and between FITCHBURG GAS AND ELECTRIC LIGHT COMPANY, a Massachusetts corporation (the "Company") and SELECT ENERGY, INC., a Connecticut corporation ("Buyer").
The Company and the Buyer are also referred to individually as a "Party" or collectively as the "Parties".

WHEREAS, the Company is a party to certain power supply agreements and agreements for joint ownership of certain electric generating facilities, pursuant to which the Company has an entitlement to capacity and associated electric energy from the facilities referenced therein;and

WHEREAS, the Company desires to divest itself of all its Entitlements and to that end has conducted an auction of such Entitlements; and

WHEREAS, the Buyer wishes to acquire the Entitlements and the Company wishes to sell the Entitlements to the Buyer and authorize the Buyer to administer the underlying power supply agreements on the terms and conditions set forth herein.

NOW, THEREFORE, for and in consideration of the foregoing, the covenants herein contained and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties hereby agree as follows:


ARTICLE I
DEFINITIONS

1.1   Certain Definitions.

As used herein, the following terms have the following meanings:

"Affiliate" of a Party shall mean any corporation, partnership, limited liability company or business trust (i) 25% or more of the equity securities of which are owned, directly or indirectly, by such Party, (ii) which owns, directly or indirectly, 25% or more of the equity securities of such Party, or (iii) 25% or more of the equity securities of which are owned, directly or indirectly, by any other corporation, partnership, limited liability company or business trust which is an Affiliate of such Party pursuant to the foregoing clauses (i) or (ii).

"Assets" means the real and personal property constituting Wyman 4 under the Wyman 4 Joint Ownership Agreement and Millstone 3 under the Millstone 3 Sharing Agreement.

"Capacity and Associated Energy" means the kilowatts of electricity to be available at the Delivery Point and the associated electric energy and ancillary services produced by the Units, pursuant to the terms of each Power Supply Agreement and Ownership
Agreement, and shall be deemed to include all benefits associated therewith, including any so-called "green" power credits and all rights or entitlements with respect thereto assigned by NEPOOL, the Northeast Power Coordinating Council, the North American Electric Reliability Council, ISONew England, Inc. or the successor of any of them, and any allowances, air emission credits and similar authorizations or rights associated with the Assets; provided, that the Company shall receive the sole benefit of (and retain the liability for) (i) any billing adjustments with respect to periods occurring prior to the Effective Date and any payments to the extent related to Excluded Liabilities; (ii) the Millstone 3 Claims and HQ Claims; (iii) any events with respect to Wyman 4 that occur after the commencement of the Permanent Shutdown; and (iv) any events with respect to Millstone 3 that occur after the commencement of the Post-Shutdown and Decommissioning Period.

"Capital Costs" means the amounts of the Cost of Service Charge relating to capital expenditures made from and after the Effective Date with respect to Millstone 3 and Wyman 4 that will be amortized over the life of the asset or a fixed period in accordance with the Uniform System of Accounts prescribed by FERC for Class A and Class B Public Utilities and Licensees.

"Cost of Service Charge" means the monthly amount to be charged by the Company to the Buyer for all Capacity and Associated Energy provided to the Buyer from the Company's rights under the Ownership Agreements. The Cost of Service Charge shall be calculated in accordance with the methodology set forth in Exhibit A hereto using the relevant information from the invoices submitted to, and to be paid by, the Company under the Ownership Agreements.

"Deliverables" shall have the meaning given such term in Section 2.3 hereof.

"Delivery Point" means each point described in Exhibit C for the delivery of electric energy and capacity by the Company to the Buyer under each of the Power Supply Agreements and Ownership Agreements.

"Effective Date" means the first day of the month that is not less than 15 days from the date on which all of the conditions set forth in Article 5 have been satisfied or waived as the case may be in accordance with Article 5.

"Entitlement(s)" means the Company's right to receive the Capacity and Associated Energy under the Power Supply Agreements and the Ownership Agreements during the respective terms thereof, together with all rights of the Company thereunder relating to Capacity and Associated Energy, including any right the Company may have to dispatch the applicable Units under the Power Supply Agreements.

"Entitlement Sales Charge" shall have the meaning set forth in Section 3.1.

"FERC" means the Federal Energy Regulatory Commission or such successor federal regulatory agency as may have jurisdiction over this Agreement.

"Good Utility Practice" means any of the applicable practices, methods and acts (i) required by NEPOOL, the Northeast Power Coordinating Council, the North American Electric Reliability Council, ISO New England, Inc. or the successor of any of them; (ii) required by the policies and standards of state regulatory authorities having jurisdiction relating to emergency operations or otherwise required by applicable law; or (iii) otherwise engaged in or approved by a significant portion of the electric utility industry during the relevant time period; which in each case in the exercise of reasonable judgment in light of the facts known or that should have been known at the time a decision was made, could have been expected to accomplish the desired result in a manner consistent with law, regulation, safety, environmental protection, economy, and expedition. Good Utility Practice is intended to be acceptable practices, methods or acts generally accepted and lawful in the region, and is not intended to be limited to the optimum practices, methods or acts to the exclusion of all others.

"Guarantor" means any Affiliate of Buyer that from time to time may fumish a Guaranty to the Company in connection with the satisfaction of Buyees security obligations under Section 9.1.

"Guaranty" shall mean a guaranty agreement in substantially the form attached hereto as Exhibit D.

"HQ Claims" means the litigation between Hydro Quebec and certain New England utilities in the case entitled "New England Utilities (Plaintiff) v. Hydro Quebec (Defendant)," Federal Court of Appeals for the I st Circuit, Docket No. 98-1773.

"MDTE" means the Massachusetts Department of Telecommunications and Energy.

"Millstone 3" means the nuclear unit known as Millstone Unit No. 3, as more particularly described in, and governed by the terms of, the Millstone 3 Sharing Agreement.

"Millstone 3 Sharing Agreement" means the Sharing Agreement - 1979 Connecticut Nuclear Unit dated September 1, 1973, among The Connecticut Light and Power Company, The Hartford Electric Light Company, the Western Massachusetts Electric Company, New England Power Company, The United Illuminating Company, Public Service Company of New Hampshire, Central Vermont Public Service Corporation, Montaup Electric Company and the Company, as amended.

"Millstone 3 Claims" means collectively the lawsuit currently pending in Massachusetts Superior Court (Civil Action #97-4249-A), and the arbitration proceeding entitled "Arbitration of Disputes with respect to 'Sharing Agreement, 1979 Connecticut Nuclear Unit"' pending before Judge Prentice H. Marshall.

"NEPOOL" means the New England Power Pool or its successor.

"Net Worth" of a person means the consolidated total assets less consolidated total liabilities of such person as reflectred on a balance sheet prepared in accordance with generally accepted accounting principles consistently applied.

"Ownership Agreements" means, collectively, the Millstone 3 Sharing Agreement and the Wyman 4 Joint Ownership Agreement.

"Permanent Shutdown" of Wyman 4 shall mean either (i) a determination to permanently cease operation of Wyman 4 under the Wyman 4 Joint Ownership Agreement, or (ii) a determination by the Company not to fund its share of a Ma or Capital Improvement to Wyman 4. For purposes hereof, a "Major Capital Improvement" shall mean any capital improvement challenged at FERC or otherwise not made due to a negotiated settlement with the other owners.

"Post-Shutdown and Decommissioning Period" shall mean the period of time that commences on the date set forth in a written certification to the Nuclear Regulatory Conunission (or its successor) as the date that Northeast Nuclear Energy Company (or its successor appointed pursuant to the Millstone 3 Sharing Agreement) has permanently ceased operation of Millstone 3.

"Power Supply Agreement(s)" means the contracts described in Exhibit C hereto.

"Reference Rate" means the base lending rate announced as in effect by BankBoston, N.A. (or its successor) from time to time.

"Retained Entitlement Obligation" shall have the meaning set forth in
Section 3.1 hereof

"Supplier" means the party (or parties) with which the Company has contracted for the purchase and sale of Capacity and Associated Energy under a Power Supply Agreement.


"System" means the interconnected network of distribution and transmission lines used for the delivery of electricity and owned by the Company.

"Units" means Millstone 3, Wyman 4 and the facility (or facilities) which produce the Capacity and Associated Energy pursuant to the terms of a Power Supply Agreement, and "Unit" means any of them.

"Wyman 4 Joint Ownership Agreement" means the William F. Wyman Unit No. 4 Agreement for Joint Ownership, Construction and Operation dated November 1, 1974, among the Company, Central Maine Power Company, Bangor Hydro-Electric Company, Maine Public Service Company, Boston Edison Company, Montaup
Electric Company, Newport Electric Company, Public Service Company of New Hampshire and Vermont Electric Power Company, Inc. as amended by Amendment
No. I dated June 30, 1975, Amendment No. 2 dated August 16, 1976, Extension Agreement dated December 31, 1976 and Amendment No. 3 dated December 31, 1978.

"Wyman 4" means the oil-fired unit known as Wyman Unit No. 4, as more particularly described in, and governed by the terms of, the Wyman 4 Joint Ownership Agreement.

"Wyman 4 Claims" means any claim the Company may have under the Wyman 4 Joint Ownership Agreement against Central Maine Power Company related to the sale by Central Maine Power Company of its ownership interest in Wyman 4 to FPL Energy.


ARTICLE 2
SALE OF ENTITLEMENTS

2.1	Sale of Entitlements.

(a)	In consideration of the payment by Buyer of the Entitlement Sales
Charge and the performance of Buyer's other obligations hereunder and subject to the terms and conditions hereof, the Company hereby sells to Buyer all its right, title and interest in and to the Entitlements. As a result of such sale, Buyer shall be entitled to receive as of the Effective Date at the Delivery Point all Capacity and Associated Energy purchased by or available to the Company under the Power Supply Agreements and Ownership Agreements.

(b)	Notwithstanding any provision herein to the contrary, the sale by the Company of the Entitlements hereunder shall not result in the transfer of any ownership interest or title to either Millstone 3 or Wyman 4 to the Buyer, nor shall the Buyer have any interest in the Millstone 3 Claims, the HQ Claims or the Wyman 4 Claims, which shall be retained by the Company and with respect to which the Company shall have the sole right to receive any amounts payable in connection therewith.

(c)	In the event that in accordance with the terms hereof, at any time the Company sells all or any portion of its ownership interest in Millstone 3 or Wyman 4, the Company shall pay to the Buyer the net proceeds received by it from such sale. For purposes hereof, the "net proceeds" from the sale or liquidation by the Company of its ownership interest in such Units shall be the total proceeds or other consideration in whatever form actually received by the Company from such sale, less (i) the actual out-of-pocket costs incurred by the Company in connection with such sale,
(ii) any tax liability incurred or paid by the Company in connection with such sale, after taking into account the payment of amounts to Buyer under this Section 2.1, and (iii) the undepreciated portionof the Capital Costs paid by the Company under the applicable Ownership Agreement from and after June 1, 1999; provided that if the foregoing calculation results in a negative number, "net proceeds" shall be deemed to equal zero.


(d)	The Company hereby agrees not to sell its ownership interest in
Millstone 3 or Wyman 4 without the prior written consent of the Buyer, which consent tile Buyer shall not unreasonably withhold and which consent the Buyer shall grant if in the transaction proposed by the Company, the price to be received by the Company from any such sale is not materially less than the per MW price realized in a sale completed not more than one year prior to the proposed sale by the Company by any other owner or owners covered by the applicable Ownership Agreement.

(e) The Company shall promptly advise user of any offer, proposal or other solicitation that it receives or initiates with respect to the sale of Millstone 3 or Wyman 4. If the Company is subject to a confidentiality agreement with respect to information regarding such sale, the Company may condition the supply of such information upon Buyer entering into an undertaking to maintain such confidentiality.

(f) Buyer shall be released from all obligations or liabilities hereunder with respect to Millstone 3 of Wyman 4 upon the sale of such Asset; provided that such sale shall not relieve either Party from any default asserted hereunder with respect to such Asset before the closing of such sale.

2.2

The Company shall pay (or to the extent not yet payable at such time, assign) to Buyer any proceeds received by or payable to the Company in connection with any insured casualty or condemnation that affects any of the Assets after the date hereof, other than any such proceeds (i) of an insured casualty or condemnation with respect to Millstone 3 that occurs after the commencement of the Post-Shutdown and Decommissioning Period, (ii) of an insured casualty or condemnation with respect to Wyman 4 that occurs after the commencement of Permanent Shutdown, and (iii) which are required to be reinvested in the Assets by the Company under the terms of the applicable Ownership Agreement or any action taken by the owners of the applicable Assets thereunder.

2.3	Deliverables.

The Company represents and warrants to Buyer that prior to the execution of this Agreement, it has delivered to Buyer true, correct and complete copies of the following documentation ("Deliverables") relevant to the Entitlements:

(a)	A copy of each Power Supply Agreement and Ownership Agreement, including all amendments thereto.

(b)	A personnel list setting forth the names, telephone numbers and responsibilities of Suppliers personnel involved in administering each Unit.

(c)	Copies of all documents relating to the Units in its possession, including all NEPOOL documents relating thereto.

2.4     Risk of Unit Performance.

Buyer understands that the Company makes no representation, guaranty or warranty concerning the availability of Capacity and Associated Energy from the Units, and that Buyer shall have no remedy and recourse against the Company in the case of any deficiency or failure pertaining to any Unit or default by a Supplier under a Power Supply Agreement. The Buyer shall bear the entire risk of performance by the other parties to the Power Supply Agreements and Ownership Agreements.

2.5

In the event that any Supplier or the owners under an Ownership Agreement seek to expand a Unit or to extend the life of such Unit and correspondingly extend the term of the relevant Power Supply Agreement or arnend the relevant Ownership Agreement to increase the capacity of a Unit, the Parties agree that neither Party will provide its consent to such action, unless the other Party also provides its agreement in writing, which agreements such Party may grant or withhold in its sole and absolute discretion. If the Company has the right to prohibit or relieve itself from liability for any such change in character to a Unit, Buyer shall have the right to direct the Company to take the appropriate action to effect such prohibition or relief. In addition, Buyer shall have the right to engage in negotiations with the Suppliers to modify or terminate a Power Supply Agreement, and the Company hereby consents to such negotiations. Each Party shall have the right to engage in negotiations to sell the Assets, and the other Party consents to such negotiations.


ARTICLE 3
ENTITLEMENT SALES CHARGE

3.1     Entitlement Sales Charge.

In consideration for the sale and delivery of the Entitlements to the Buyer hereunder, the Buyer agrees to pay to the Company each month during the term hereof, commencing on the Effective Date, the Entitlement Sales Charge (as hereinafter defined) in accordance with Section 3.3.

The Entitlement Sales Charge shall be equal to the sum of- (i) all amounts due from the Company under the Power Supply Agreements for a particular month (if any); @u (ii) until the earlier of (A) the commencement of the Permanent Shutdown of Wyman 4 and (B) the sale of the Company's ownership interest in Wyman 4, the Cost of Service Charge for Wyman 4; Wu (iii) until the earlier of (A) the commencement of the Post-Shutdown and Decommissioning Period and (B) the sale of the Company's ownership interest in Millstone 3, the Cost of Service Charge for Millstone 3; less (iv) the applicable Retained Entitlement Obligation (as defined hereafter); provided, however, that in no event shall the Entitlement Sales Charge include any amounts in respect of interest, penalties or damages incurred as a result of the failure of the Company to perfon-n its obligations hereunder, including any failure to remit payment in accordance with the requirements of the Power Supply Agreements and Ownership Agreements. The "Retained Entitlement Obligation" means the fixed monthly amount to be credited by the Company to the Buyer against the amounts (if any) due under the Entitlements which the Buyer will not be obligated to pay as part of the Entitlement Sales Charge or which the Company will pay to the Buyer in accordance with Section 3.3. The Retained Entitlement Obligation for each year (on an annual and monthly basis) during the ten-n hereof is set forth on Exhibit E hereto.

3.2	Excluded Liabilitiea

(a)	The Buyer hereby agrees to pay, perform and fulfill all terms, conditions and obligations of the Company (unless otherwise specifically provided herein) and accepts all risks under each Power Supply Agreement. Buyer shall perform such obligations with the same effect as if Buyer were party to each such Power Supply Agreement in place of the Company, such undertaking to be effective as of the Effective Date; provided, that (i) the Buyer shall be responsible for only those obligations of the Company under each Power Supply Agreement which relate to acts, events or omissions occurring from and after the Effective Date and (ii) the Buyer shall not have any obligation under any Power Supply Agreement for any matter pertaining to the maintenance, operation or use of the System (e.g., interconnection), any service provided by the Company or relating to the System (e.g., standby service), and/or wheeling or transmission arrangements with respect to energy generated by a Unit thereunder.

(b)	The Buyer shall have no liability or responsibility for any amount with respect to the Wyman 4 Joint Ownership Agreement or the Millstone 3 Sharing Agreement or the Assets other than with respect to the Cost of Service Charges payable thereunder. Without limiting the generality of the foregoing, this Agreement shall not relieve the Company from ultimate financial responsibility under the Millstone 3 Sharing Agreement. Moreover, the Buyer shall further not be liable for any of the following, and no such amounts shall be reflected in any component of the Entitlement Sales Charge:

(i)	any obligation or liability of the Company arising out of the performance or a breach by the Company of any of its obligations under this Agreement;

(ii)	any fines or penalties imposed by govenunental agencies resulting from (A) an investigation or proceeding pending prior to the Effective Date or (B) illegal acts, willful misconduct or gross negligence of the Company prior to the Effective Date;

(iii)	any payment obligations of the Company for goods delivered or services rendered prior to the Effective Date unless such obligations are included in billings to the Company under the Ownership Agreements;

(iv)	any liabilities or obligations of the Company resulting from entering into or performing its obligations pursuant to or consummating the transactions contemplated herein unless the cost of such obligations are included in billings to the Company under the Ownership Agreements;

(v)	any obligations for wages, overtime, employment taxes, severance pay, transition payments in respect of compensation or similar benefits accruing or arising prior to the Effective Date, unless the cost of such obligations are included in billings to the Company under the Ownership Agreements; or

(vi)	any liabilities or obligations of the Company arising from the breach by the Company or any of its Affiliates on or prior to the Effective Date of any term or provision of any contract, instrument or agreement relating to any of the Assets or any of the Power Supply Agreements.

All such liabilities and obligations not being undertaken pursuant to this
Section 3.2(b) are herein called the "Excluded Liabilities," it being understood that any particular Excluded Liability may be included in one or more of the foregoing clauses, and the Company's liability therefor shall not be affected by such multiplicity. In addition to the Excluded Liabilities, the Buyer shall not be liable for any Capital Costs incurred prior to June 1, 1999, but shall be responsible for Capital Costs incurred thereafter, which shall be charged as part of the Cost of Service Charge, it being the intention of the Parties that the Buyer reimburse the Company for such obligations and liabilities of the Company under the Ownership Agreements after June 1, 1999 through the Cost of Service Charge determined in accordance with Exhibit A.

3.3     Billing and Payment.

The Company shall pay all amounts due under the Power Supply Agreements and Ownership Agreements each month during the term hereof. On or before the tenth(10th)dayof each month, the Company shall forward to the Buyer an invoice setting forth the calculation of the Entitlement Sales Charge for the immediately preceding month. In addition to the calculation of amounts due hereunder, such invoice shall include copies of the underlying invoices received under the Ownership Agreements and the Power Supply Agreements with respect to any Unit. Bills shall be based on estimates where appropriate, subject to true-up in the following month based on actual data. Buyer shall remit payment of the amount shown to be due thereon not later than ten (10) days after receipt of the Company's invoice. Any amount due to the Company but not paid as set forth herein shall be subject to a late payment charge equal to the Reference Rate, from the date payment is due until the date payment is made. In the event that the Retained Entitlement Obligation in any month is greater than the amount due under the Entitlements for such month, so that the Entitlement Sales Charge for such month is negative, then no amount shall be due to the Company from the Buyer for such month, and the amount of the negative Entitlement Sales Charge for such month shall be subtracted from the Entitlement Sales Charge due for the succeeding month (such negative amount to be carried forward without interest and, if not fully utilized then the unutilized portion of such amount shall be paid in cash by the Company to the Buyer within ten (10) days following the end of such subsequent month). Any amount due to Buyer from the Company hereunder, but not paid as set forth herein, shall be subject to a late payment charge equal to the Reference Rate, from the date payment is due until the date payment is made.

4.1     Effective Date.

The obligations of the Parties with respect to the Power Supply Agreements and the Ownership Agreements under this Agrement shall become effective on the Effective Date. Each Party shall keep the other Party reasonably apprised of the status of the conditions precedent to the occurrence of the Effective Date applicable to it. The Parties shall reasonably coordinate so that subject to the satisfaction of other prior conditions, the certificates, opinions and security to be delivered by a Party hereunder in connection with the Effective Date have been provided by the Effective Date. If the Effective Date has not occurred by December 31, 1999, then at any time thereafter either Party may terminate this Agreement on written notice of termination to the other Party, without any liability or obligation of either Party to the other as a result of such termination, unless prior to any such termination the Effective Date shall have occurred.

4.2     Term

This Agreement shall continue in effect, unless sooner terminated in accordance with the provisions of this A ent, until the later of (a) the termination of the @ to waninate, of the Power Supply Agreements (or the release of the Company from its obligations under the last of the Power Supply Agreements that the Company had been liable), (b) the sale of, or other termination of the Company's ownership interest in, Millstone 3 and Wyman 4 (or, if sooner occurring, with respect to Millstone 3, the commencement of the Post-Shutdown and Decommissioning Period, and with respect to Wyman 4, the expiration or termination of the Wyman 4 Joint Ownership Agreement or the commencement of Permanent Shutdown), and (c) the satisfaction in full of the obligation of the Company to pay to the Buyer the Retained Entitlement Obligation in accordance with the terms of this Agreement.

4.3     Termination

Any entire or partial termination of this Agreement agreed to by the Parties shall be in writing and signed by each Party; this Agreement may be terminated as provided in Article 10 hereof.

4.4     Notice

Each Party shall notify the other Party promptly if any information comes to its attentionprior to the Effective Date that it believes might excuse such Party from the performance of its obligations under this Agreement or would or might cause any condition set forth in Article 5 not to be satisfied.

Without limiting the generality of the foregoing, the Company shall furnish Buyer with a copy of each material report, schedule or other document filed by the Company or any of its Affiliates with respect to the transaction contemplated hereunder with the MDTE.

ARTICLE 5
CONDITIONS

5.1     Conditions to Obligations of the Company.

The obligations of the Company under this Agreement are subject to the fulfillment and satisfaction of each of the following conditions, any one or more of which may be waived only in writing, in whole or in part, by the Company:

(a)     Representations, Warranties and Covenants True at the Effective Date.
(i) All
representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects as of the date when made and at and as of the Effective Date a .. 4, though such representations and warranties had been made or given on such date (except to the extent such representations and warranties specifically pertain to an earlier date), except (A) for changes contemplated by this Agreement and (B) where the failure to be true and correct will not have a material adverse effect, as determined in the Company's reasonable discretion, on the business, property, financial condition, results of operations or prospects of Buyer, or on the Company's rights under this Agreement; (ii) Buyer shall have performed and complied with, in all material respects, its obligations that are to be performed or complied with by it hereunder prior to or on the Effective Date; and (iii) Buyer shall have delivered a certificate signed by one of its duly authorized officers certifying as to the fulfillment of the conditions set forth in the foregoing clauses (i) and (ii).

(b)	Guaranty.  The Buyer shall have delivered a Guaranty executed and delivered by a Guarantor if necessary to satisfy the financial requirements of Section 9.1.

(c)	Governmental Approvals.  All the approvals and authorizations set forth on Exhibit F hereto shall have been received in a form reasonably acceptable to the Company, and shall no longer be subject to rehearing, reconsideration or appeal (or all parties that have the right to bring an appeal have waived appeal rights).

(d) Legal Opinions. The Company shall have received from counsel to the Buyer its opinion, dated the Effective Date, in form and substance reasonably satisfactory to Company.

(e)	No Material Adverse Ch@e.  No material adverse change in the business, property, financial condition, results of operations or prospects of Northeast Utilities shall have occurred and be continuing, or with the passage of time, the giving of notice or both, shall be reasonably likely to occur.

(f) Absence of Litigatign. No claims, actions, suits, grievances, arbitrations or proceedings shall be pending or threatened against either Party with respect to the transactions contemplated hereunder.

(g)	Security.  The Buyer shall have either provided to the Company evidence of its satisfaction of the financial requirements set forth in
Section 9.1 (or if Buyer has caused the delivery of a Guaranty, evidence of the financial condition of the Guarantor), or delivered to the Company the financial instrument required in lieu of such satisfaction.

5.2     Conditions to Obligation of Buyer.

The obligations of Buyer under this Agreement are subject to the fulfillment and satisfaction, on or prior to the Effective Date, of each of the following conditions, any one or more of which may be waived only in writing, in whole or in part, by Buyer.

(a)Representations, Warranties and Covenants True at the Effective Date
(i) All
representations and warranties of the Company contained in this Agreement shall be true and correct in all material respects when made and at and as of the Effective Date as though such representations and warranties had been made or given on such date (except to the extent such representations and warranties specifically pertain to an earlier date), except (A) for changes contemplated by this Agreement and (B) where the failure to be true and correct will not have a material adverse effect, as determined in the Buyees reasonable discretion, on the busin property, financial condition, results of operations or prospects of the Company, the Entiti or the Buyees rights under this Agreement; (ii) the Company shall have performed and complied with, in all material respects, its obligations that are to be performed or complied with by it hereunder prior to or on the Effective Date; and (iii) the Company shall deliver a certificate signed by one of its duly authorized officers certifying as to the fulfillment of the conditions set forth in the foregoing clauses (i) and (ii).

(b)	Governmental Approvala.  All the approvals and authorizations required for the performance by the Buyer of its obligations under this Agreement set forth on Exhibit G hereto shall have been received in a form reasonably acceptable to the Buyer, and such approvals and authorizations shall no longer be subject to rehearing, reconsideration or appeal (or all parties that have the right to bring an appeal have waived appeal rights).

(c)	MDTE Approval.  The MDTE shall have issued an order or orders approving the transactions contemplated by this Agreement and the Buyer shall be reasonably satisfied that following the issuance of such order the Company is reasonably likely to be able to recover from its retail ratepayers substantially all of the Retained Entitlement Obligation either during the term of this Agreement or thereafter through the creation of appropriate deferral accounts.

(d) Legal Opinipn. The Buyer shall have received from counsel to the Company its opinion, dated the Effective Date, in form and substance reasonably satisfactory to the Buyer.

(e) No Material Adverse Change. No material adverse change in the business, property, financial condition, results of operations or prospects of the Company shall haveoccurred and be continuing, or with the passage of time, the giving of notice or both, shall be reasonable likely to occur.

(o Absence of Litigation. No claims, actions, suits, grievances, arbitrations or proceedings shall be pending or threatened against either Party with respect to (i) this Agreement or (ii) any of the Power Supply Agreements, the Ownership Agreements or the transactions contemplated thereunder which might have a material adverse effect on the benefits to be realized by the Buyer hereunder.

5.3     Joint Conditions.

The obligations of each Party under this Agreement are subject to the fulfillment and satisfaction, on or prior to the Effective Date, of the following condition, which may only be w#ivqd in writing, in whole or in by both Parties:

(a) The Parties shall have entered into the Firm Energy and Facilities Agreement with respect to the Company's Firm Energy Agreement with Hydro-Quebec (including any acknowledgment of such transaction by Hydro-Quebec) and the Assumption and Assignment Agreement with respect to the Company's Sale Agreement with respect to System Capacity and Energy with Public Service Company of New Hampshire, each in the form of Exhibits H and I hereto, and all conditions to the effectiveness of such agreements shall have been satisfied.

(b)	Any and all necessary filings or notices shall have been given or made with NEPOOL and any and all approvals or authorizations concerning the transaction contemplated by this Agreement shall have been received in a form reasonably acceptable to each Party.


5.4     Coordination

The Company and Buyer shall cooperate with each other and use all commercially reasonable efforts to (a) promptly prepare and file all necessary documentation, (b) effect all necessary applications, notices, petitions and filings and execute all agreements and documents, and (c) obtain all necessary consents, approvals and authorizations of all other parties necessary or advisable to consummate the transactions contemplated by this Agreement (including the respective govenunental approvals required by the Parties).


ARTICLE 6


6.1     General Representations and Warranties.

Each Party hereby represents and warrants to the other that:

(a)	It is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and is duly qualified to do business in all jurisdictions where such qualification is required.

(b)	It has full power and authority to enter this Agreement and perform its obligations hereunder. The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action and do not and will not contravene its organizational documents or conflict with, result in a breach of, or entitle any party (with due notice or lapse of time or both) to terminate, accelerate or declare a default under, any agreement or instrument to which it is a party or by which it is bound.
The execution, delivery and performance by it of this Agreement will not result in any violation by it of any law, rule or regulation applicable to it. It is not a party to, nor subject to or bound by, any judgment, injunction or decree of any court or other governmental entity which may restrict or interfere with the performance of this Agreement by it or may materially and adversely affect the business, property, financial condition, results of operations or prospects of such Party. This Agreement is its valid and binding obligation, enforceable against it in accordance with its terms, except as (i) such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally and (ii) the remedy of specific performance and injunctive relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

(c)	Except as set forth on Exhibits F and G hereto, no consent, waiver, order, approval, authorization or order of, or registration, qualification or filing with, any court or other goverrunental agency or authority or other person is required for the execution, delivery and performance by such Party of this Agreement and the consummation by such Party of the transactions contemplated hereby. No consent or waiver of any party to any contract to which such Party is a party or by which it is bound is required for the execution, delivery and performance by such Party of this Agreement which has not been duty obtained.

(d)	There is no action, suit, grievance, arbitration or proceeding pending or, to the knowledge of such Party, threatened against or affecting such Party at law or in equity, before any federal, state, municipal or other govenunentat court, department, commission, board, arbitrator, bureau, agency or instrumentality which prohibits or impairs its ability to execute and deliver this Agreement or to consummate any of the transactions contemplated hereby. Such Party has not received written notice of and otherwise is not aware of any such pending or threatened investigation, inquiry or review by any governmental entity.

6.2     Representations of the Company

(a)	The Company hereby represents and warrants to Buyer that:

(i)	Each of the Power Supply Agreements and the Ownership Agreements
constitutes a valid and binding obligation of the Company and, to the Company's knowledge, constitutes a valid and binding obligation of the other parties thereto, and is in full force and effect.

(ii)	True and correct copies of the Power Supply Agreements and the
Ownership Agreements, including any and all amendments thereto and all written contracts, agreements, commitments, understandings or instruments relating to, or otherwise affecting, the Power Supply Agreements and the Ownership Agreements, have been delivered or made available to Buyer, and the Company has not taken or failed to take any action which would result in any other modification or amendment of any Power Supply Agreement or any Ownership Agreement, or the waiver of any material term of any Power Supply Agreement or any Ownership Agreement.

(iii)	There is not, under any Power Supply Agreement or any Ownership
Agreement, any default	or event which, with notice or lapse of time or both,
would constitute a default on the part of the Company or, to the Company's knowledge, any of the other parties thereto. Without limiting the generality of the foregoing, all payments due from the Company under the Power Supply Agreements and the Ownership Agreements have been paid in full.

(iv) Except for the Millstone 3 Claims, the HQ Claims and the Wyman 4 Claims, the Company has not received any notification of, and is not aware of any claim alleging any violation with respect to any Power Supply Agreement, any Ownership Agreement, or any agreement or arrangement relating thereto, including interconnection, transmission and financing arrangements.

(v)	'Me Company has the right to transfer its entitlement under the
Power Supply Agreements and Ownership Agreements in accordance with the terms hereof and has not granted, or suffered to exist any lien, mortgage, encumbrance, charge, pledge, security interest, entitlement or other similar right of any kind with respect to any of the Power Supply Agreements, any of the Ownership Agreements or its interest therein.

(vi)	Except for the Millstone 3 Claims, the HQ Claims and the Wyman 4
Claims, no claims, actions, suits, grievances, arbitrations or proceedings are pending or, to the knowledge of the Company, threatened with respect to any of the Power Supply Agreements, any of the Ownership Agreements or the transactions contemplated thereunder. There are no judgments, orders, decrees, citations, fines or penalties heretofore assessed against the Company with respect to any of the Power Supply Agreements, any of the Ownership Agreements or the transactions contemplated thereunder.

(b)	The representations and warranties of the Company set forth in this
Section 6.2 shall terminate and be of no further force and effect from and after the Effective Date.

6.3	RMresentations of Buyer.

Buyer	hereby represents and warrants to the Company that Buyer has made a complete and thorough review of the Power Supply Agreements and Ownership Agreements, all related documents and the Units, sufficient for it to understand the benefits and risks of the transactions contemplated by this Agreement, and that it is not relying on any representations or warranties by the Company or any person actually or purportedly acting on the Company's behalf with respect to any matter affecting or arising out of or in connection with the Power Supply Agreements or Ownership Agreements, except as otherwise expressly set forth herein. THE BUYER ACKNOWLEDGES AND AGREES THAT THE COMPANY MAKES NO REPRESENTATIONS OR WARRANTIES, WRITTEN OR ORAL, STATUTORY, EXPRESS OR IMPLIED, CONCERNING THE ENTITLEMENTS, INCLUDING IN PARTICULAR, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, ALL OF WHICH ARE HEREBY EXPRESSLY EXCLUDED AND DISCLAIMED, OTHER THAN THOSE EXPRESSLY SET FORTH HEREIN.

ARTICLE 7
CONTRACT ADMINISTRATION


7.1  Operational Matters Relating to the Entitlements

(a)	Buyer will make all necessary efforts, and take full responsibility, for communicating with each respective Supplier regarding the dispatch, scheduling of planned outages and any unplanned outages of each Unit under any Power Supply Agreement. Buyer will pifficipate in any administrative committee meetings concerning any such Unit to the extent that Buyer deems necessary and as provided in the pertinent Power Supply Agreement.
The Buyer's actions associated with the scheduling, dispatch and/or operation of any Unit under any Power Supply Agreement shall be taken consistent with Good Utility Practice and in a manner that will not, to the knowledge of Buyer, materially adversely affect the Company's System. Buyer will make its own arrangements at Buyees own cost for the transmission from the Delivery Points and sale of all electricity generated by such Units and required to be purchased under the applio*lo. Power Supply Agreement.
Buyer acknowledges that, except as specifically provided herein, the Company has no obligations or responsibility regarding (i) operation of the Units under any Power Supply Agreement; (ii) dispatch or scheduling outages, or return to service, of such Units; (iii) transmission of electricity produced by such Units beyond the Delivery Points; or (iv) Buyer's sale of such electricity.

(b)	Buyer will make its own arrangements at Buyees own cost for the transmission from the Delivery Points and sale of the Company's share of electricity generated by Millstone 3 and Wyman 4. Buyer acknowledges that the Company has no obligations or responsibility regarding the transmission of electricity produced by Millstone 3 and Wyman 4 for the account of the Company under the applicable Ownership Agreement beyond the applicable Delivery Points, or Buyer's sale of such electricity.

(c)	The Company shall deliver to the Delivery Point, at the Company's own cost for the wheeling, transmission and distribution, all electricity subject hereto. To the extent the Company has transmission congestion rights with respect to the transmission of Capacity and Associated Energy from the Delivery Points to the System without charge to the Company, the Company shall make such rights available to the Buyer without charge.

7.2  Contract Administration Services

(a)	The Company shall timely perform, without cost or charge to Buyer, the contract administration services, which for purposes hereof shall mean the following services:

(i)	metering the electricity produced under a specific Entitlement and delivered at the applicable Delivery Point;

(ii)	determining and invoicing the appropriate charges to be paid by the
Company and the Buyer;

(iii)	collecting the aforementioned charges to be paid by the Buyer;

(iv)	monitoring the Power Supply Agreements consistent with its past administrative practices;

(v)	performing contract administration activities within the context of this Agreement and as provided for in the applicable Power Supply Agreement (including, without limitation, performing such activities and executing and delivering such documents as may be required in connection with any refinancings, financial restructurings or other similar activities undertaken by any Supplier under or with respect to a Power Supply Agreement); and

(vi)	performing all of its functions as an owner under this Agreement and the applicable Ownership Agreement. The Company shall promptly provide and deliver to Buyer all relevant information that the Company now or hereafter acquires with respect to any Power Supply Agreement or Ownership Agreement, and shall request that NEPOOL, the Northeast Power Coordinating Council, the North American Electric Reliability Council, ISO- New England, Inc. or the successor of any of them supply to Buyer copies of information regarding each Unit that such entities fumish to the Company.

(b)	In addition to the contract administration services provided for in
Section 7.2(a), the Company shall perform the following tasks with respect to the Entitlements at no cost to the Buyer:

(i)	The Company shall promptly advise the Buyer of any material matter of which it becomes aware which could affect the energy and capacity to be delivered under a particular Power Supply Agreement (e.g., dispatching, planned outages and unplanned outages) and will take such actions as Buyer reasonably requests in connection therewith;

(ii) The Company will continue to function as a joint owner of Millstone 3 and Wyman 4;

(iii) The Company shall promptly advise the Buyer of any material matter of which it becomes aware which could affect the energy and capacity to be delivered under a particular Ownership Agreement or the calculation of the Cost of Service Charge, and will take such actions as Buyer reasonably requests in connection therewith; and

(iv)	The Company will make all filings with NEPOOL, ISO-New England, Inc.
and other appropriate entities necessary to ensure that the Buyer is credited with the Capacity and Associated Energy sold to it hereunder.

(c)	The Buyer shall have the right to direct the Company to request or otherwise exercise all powers granted to the Company by a Power Supply Agreement or Ownership Agreement to receive, review and/or audit information and other documentation to which it is entitled thereunder, or to enforce rights the Company has under any Power Supply Agreement or Ownership Agreement; provided, that the Buyer shall be obligated to reimburse the Company for the costs incurred by it in exercising any such rights or pursuing any such enforcement actions to the extent and in the manner set forth in Section 8.3 hereof. At the Company's option, the Company may elect to execute a power of attorney in favor of the Buyer to act in the place and stead of the Company with respect to any matter as to which the Buyer has requested the Company to take action under this paragraph or under Section 8.3.

(d)	Without the prior consent of Buyer, the Company shall not under any circumstances take any action or fail to take any action after the Effective Date that would:

(i)	bind Buyer;

(ii)	affect the Entitlements; or

(iii) alter, change or modify or waive any material rights under any Power Supply Agreement or Ownership Agreement.

7.3   Appointment as Administrative Agent

The Company shall designate Buyer as the Company's agent for purposes of administering the Power Supply Agreements.

7.4 Material Amendments

The prior written consent of each Party, which may be granted or withheld in each such Party's sole discretion, shall be required for any of the following actions under a Power Supply Agreement or Ownership Agreement:

(a)	Actions that increase the price charged for or the quantity of power to be purchased by the Company thereunder.

(b)	Term extensions or similar amendments or option exercises.

(c)	Any other matter which such Party reasonably believes will materially increase such Party's financial risks or obligations thereunder or hereunder.


Notwithstanding the foregoing, the Company's consent shall not be required for any agreements between the Buyer and a Supplier which do not purport to involve the Company and which do not purport to affect in any way the Company's obligations under a Power Supply Agreement or Ownership Agreement.

7.5	Books and Records

(a)	The Company will permit Buyer and its representatives access during normal business hours and upon reasonable notice, in a manner so as not to interfere with the normal business operations of the itompany, to its personnel, books,records and documents associated with the Power Supply Agreements and/or Ownership Agreements.

(b)	Buyer shall have the right to audit the Company's books and records with respect to the Power Supply Agreements, the Ownership Agreements and this Agreement, at such times during normal business hours and as often as Buyer may reasonably request. Any amount shown to be due by the Company or the Buyer as a result of such audit shall be paid in accordance with the provisions of Section 3.3.

(c)	If the Company shall desire to dispose of any of records, books or documents that may relate to any Power Supply Agreement or Ownership Agreement during tile temi of this Agreement or during the three (3) year
period after the expiration or termination hereof, the Company   shall,
prior to such disposition, give to Buyer a reasonable opportunity, at Buyees expense, to segregate and remove such records, books or documents as Buyer may select.

ARTICLE 8  COMPANY UNDERTAKINGS


8.1     Provision of Information regarding operational Matters.

(a)	The Company agrees to use reasonable efforts to require that the
Suppliers direct all information, notices, documents or other communications regarding operation, dispatch, scheduling and other matters relevant to the Unit under the applicable Power Supply Agreement and provided to the Company, directly to Buyer or in a manner directed by Buyer. To the extent that the Company receives any such materials relating to the Power Supply Agreements, the Company agrees promptly to advise Buyer of such receipt and thereafter to forward such materials to Buyer at the address set forth in Article 13 hereof, or in such other manner as may reasonably be agreed upon by the Parties in writing.

(b)	The Company shall promptly fumish to Buyer or in a manner directed by Buyer all information, notices, documents or other communications regarding operation, scheduling and other matters relevant to Millstone 3 or Wyman 4 and provided to the Company. To facilitate the prompt exchange of such materials, the Company agrees promptly to advise Buyer of its receipt and thereafter to forward such materials to Buyer at the address set forth in Article 13 hereof, or in such other manner as may reasonably be agreed upon by the Parties in writing.

8.2     Payments under Power Supl2ly Aizreements and Ownershil2 Agreements.

The Company shall make timely payments of all amounts due under the Power Supply Agreements and Ownership Agreements. Without limiting the generality of the foregoing, the Company shall solely bear any amounts in respect of interest or penalties incurred as a result of the failure of the Company to remit payment in accordance with the requirements of the Power Supply Agreements and Ownership Agreements. The Company shall immediately notify Buyer of any notice received from, or other action taken by, a Supplier or an owner to declare a default under any Power Supply Agreement or Ownership Agreement, or to otherwise terminate the Company's rights therein.

8.3     Enforcement of Power Supply Agreements and Ownership Agreements.

Upon the request of Buyer, the Company shall make reasonable efforts to enforce the provisions of any Power Supply Agreement or Ownership Agreement, or to otherwise support Buyer or Buyees reasonable position in any dispute thereunder, provided, however, that subject to the Company's obligations under Section 11.2, the Company shall be compensated for its reasonable costs associated with such efforts. Such costs shall include, but are not limited to, costs arising from the employment of any counsel, consultants or experts, and the internal costs associated with personnel of the Company who devote time to any such matter; provided that the Company shall advise Buyer prior to incurring any such costs and to the extent possible obtain an estimate of total expected costs. The costs incurred by the Company to be reimbursed to it by the Buyer under this Section 8.3 shall be added (with supporting detail) to the bills rendered by the Company to the Buyer under
Section 3.2 hereof,

8.4	Interim Conduct of Business.

(a)	Except to the extent Buyer otherwise consents in writing, during the period from the date of this Agreement to the Effective Date, the Company shall (i) conduct its business with respect to the Power Supply Agreements and the Ownership Agreements in the ordinary course of business consistent with the past practices of the Company or its Affiliates and with Good Utility Practice, (ii) use all reasonable efforts to preserve intact such agreements, (iii) not consent to the incurrence of any material obligation with respect to any of such agreements, and (iv) endeavor to preserve the goodwill and relationships with the Suppliers and other owners. Without limiting the generality of the foregoing, without the prior written consent of Buyer, the Company shall not agree to modify, amend or terminate any Power Supply Agreement or any Ownership Agreement in any material respect or sell or commit to sell any Asset.

(b)	The Parties shall reasonably cooperate to transition the Entitlements from the date hereof to the Effective Date. In furtherance of the foregoing, the Company shall afford to Buyer full and complete access to the Company's books and records relating to the Power Supply Agreements and the Ownership Agreements.


ARTICLE 9
SECURITY

9.1	Buyer Security.

(a)	Buyer shall maintain, or, if Buyer is unable to so maintain, then
Buyer shall provide a Guaranty from a Guarantor and such Guarantor shall maintain, as determined as of the end of each fiscal quarter during the term of this Agreement, either (i) an Investment Grade Rating on senior debt securities of the Buyer or the Guarantor, as the case may be, or (ii) a Net Worth of at least Two Hundred Million Dollars ($200,000,000.00). For purposes hereof, an "Investment Grade Rating" shall mean a rating by Standard and Poors Corporation, Moody's Investors Service, Inc., Fitch IBCA or another nationally recognized rating service reasonably acceptable to the Company (with BBB- (Standard and Pooes), Baa3 (Moody's) or BBB- (Fitch) or its equivalent for any other rating service constituting "investment grade").
In the event that a Guaranty is provided on behalf of Buyer to satisfy the requirements of this Section 9.1, the form of Guaranty shall be as set forth in Exhibit D. The Buyer may cause a substitute Guarantor to provide the Guaranty at any time upon written notice to the Company; provided, that if the Buyer is not a wholly-owned direct or indirect subsidiary of the
 Guarantor, then such notice shall be accompanied by either (i) an opinion of legal counsel to the Guarantor to the effect that such Guaranty is the legal and valid obligation of the Guarantor, enforceable against the Guarantor in accordance with its terms (subject to usual bankruptcy and equitable remedies exceptions); or (ii) evidence reasonably satisfactory to the Company that the Guaranty is an enforceable obligation of the Guarantor. If a dispute arises between the Parties with respect to such substituted Guarantor, including the adequacy of compliance with clauses (i) or (ii), above, and the Parties cannot resolve such dispute despite good faith negotiations, then the Buyer shall be entitled to deliver a financial instrument in a form contemplated hereafter in this
Section 9 in lieu of a Guaranty.

In the event that neither Buyer nor a Guarantor is able to meet the Investment Grade RatinS or Net Worth requirements set forth hereinabove, then, within thirty days following the end of the quarter in which such event occurs, Buyer shall deliver to the Company an irrevocable standby letter of credit issued by a commercial bank, a surety bond or any other reasonably equivalent financial instrument, in each case reasonably acceptable to the Company, in the amount (if positive) determined in the manner set forth on Schedule 9.1 hereto at such time, which financial instrument shall be available to be drawn upon (and held subject to Section 9.3) by the Company in the event that an Event of Default occurs with respect to the Buyer hereunder, and which shall otherwise be in form and substance reasonably acceptable to the Company. Buyer shall maintain such financial instrument in effect until Buyer either meets such Investment Grade Rating or Net Worth requirements, or provides a Guaranty from a Guarantor which meets such requirements.

Buyer shall certify to the Company at least quarterly that it or the Guarantor, as the case may be, has either the Net Worth or the Investment Grade Rating required by this Section 9.1 (unless the Buyer has delivered a financial instrument in lieu of such requirement), and shall deliver to the Company on a quarterly basis unaudited balance sheets for itself or the Guarantor, as the case may be, within sixty (60) days following the end of each of its first three fiscal quarters in each year, and an audited balance sheet for itself or the Guarantor, as the case may be, within one hundred twenty (120) days following the end of each fiscal year.

(b)	If Buyer has delivered a financial instrument to the Company in accordance with Section 9. 1 (a), the amount available to be drawn thereunder shall be adjusted within thirty (30) days after each of (i) the end of each fiscal quarter and (ii) any material modification or termination of any Power Supply Agreement or Ownership Agreement, the sale of either Wyman 4 or Millstone 3, the occurrence of the Post-Shutdown and Decommissioning Period with respect to Millstone 3 or the Permanent Shutdown of Wyman 4, or a material variance in the production of any Unit, in each case to reflect an amount determined in the manner set forth on Schedule 9.1 at that time. The Parties shall reasonably cooperate with the issuer of such financial instrument to minimize the cost associated with any such adjustments.

(c) If a Guarantor has furnished a Guaranty, or Buyer has furnished an alternative financial instrument in accordance with Section 9. 1 (a), then either the Guaranty and/or such alternative financial instrument, as the case may be, shall be canceled and released promptly after either (i) Buyer satisfies the Investment Grade Rating or Net Worth tests, or (ii) Buyer provides a Guaranty from a Guarantor which meets the Investment Grade Rating or Net Worth tests. In any such event, the original canceled instrument(s) shall be immediately returned to Buyer (or as directed by Buyer).

9.2	Company Security

If after the Effective date the MDTE takes final action against the Company (after resolution of all regulatory and judicial appeals by the Company) the effect of which is a disallowance of the Company's recovery in rates of a material portion of the Retained
Entitlement Obligation, and the result of such final action by the MDTE is reasonably likely to be a material adverse effect on the Company's ability to meet its obligations hereunder, then, within thirty (30) days after such final action, the Company shall deliver to Buyer a financial instrument or other security reasonably acceptable to Buyer (which may be a guarantee of an Affiliate of the Company) in an amount equal to (i) with respect to Entitlements which remain in effect, an amount (if negative) determined in accordance with Schedule 9.1 hereof, and (ii) with respect to Entitlements which have been terminated, a reasonable estimate of the then present value of the remaining Retained Entitlement Obligation with respect thereto, determined in accordance with the allocations set forth on Exhibit B hereto and which shall otherwise be in form and substance reasonably acceptable to Buyer. The face amount of such security shall be subject to adjustment on an annual basis to reflect the requirements of this Section 9.2 and the then remaining Retained Entitlement Obligation.

9.3     Use of Proceeds

The proceeds from any draw under any financial instrument fumished hereunder shall be held by the drawing party in a notional account that shall bear interest at a per annum rate equal to the Reference Rate from the date of entry through the date of any withdrawal. Such proceeds, together with accrued interest, shall be so held as security pending the determination of Damages, if any, due to the drawing party as a result of the underlying default. Each Party shall use reasonable efforts to mitigate all Damages resulting from a default hereunder. The balance, if any, of such proceeds and accrued interest remaining after the payment of such Damages shall be promptly refunded to the other Party (and in any event within thirty (30) days after determination of such damages). The failure of such proceeds and accrued interest to fully satisfy the Damages awarded to a Party shall not prejudice or otherwise affect the rights and remedies of such Party to collect such Damages under applicable law.

ARTICLE 10
EVENTS OF DEFAULT

10.1    Events of Default by Buyer

Any one or more of the following shall constitute an "Event of Default" hereunder with respect to Buyer:

(a)	Buyer shall fail to pay any amounts due from Buyer hereunder which shall continue for more than ten days beyond the due date; provided that the Company shall immediately notify Buyer of any such default.

(b)	Buyer shall fail to provide the Guaranty or financial instrument when required in compliance with Section 9.1 hereof.

(c)	A default shall occur in the performance of any other material covenant or condition to be performed by the Buyer hereunder and such default shall continue unremedied for a period of thirty days after notice frorii the Company specifying the nature of such default.

(d)	A custodian, receiver, liquidator or trustee of the Buyer or the
Guarantor, if any, or of all or substantially all of the property of either, is appointed or takes possession and such appointment or possession remains uncontested or in effect for more than 60 days; or the Buyer or the Guarantor makes an assignment for the benefit of its creditors or admits in writing its inability to pay its debts as they mature; or the Buyer or the Guarantor is adjudicated bankrupt or insolvent; or an order for relief is entered under the Federal Bankruptcy Code against the Buyer or the Guarantor; or all or substantially all of the material property of either is sequestered by court order and the order remains in effect for more than 60 days; or a petition is filed against the Buyer or the Guarantor under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect, and is not stayed or dismissed within 60 days after filing.

(e)	The Buyer or the Guarantor files a petition in voluntary bankruptcy or seeking relief under any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect; or consents to the filing of any petition against it under any such law; or consents to the appointment of or taking possession by a custodian, receiver, trustee or liquidator of the Buyer or the Guarantor or all or substantially all of the property of either.

10.2	Events of Default by the Company.

Any one	or more of the following shall constitute an "Event of Default"
hereunder with respect to the Company:

(a)	The Company shall fail to pay any amounts due from the Company to the Buyer hereunder or any amounts due to any Supplier, owner or administrator under any Power Supply Agreement or Ownership Agreement, which shall continue for more than ten days after the due date.

(b)	The Company shall fail to provide the security required under
Section 9.2 hereof.

(c) Default shall occur in the performance of any convenant or condition to be performed by the Company hereunder (other than the payment of money or as set forth in Section 10.2(b)) and such default shall continue unremedied for a period of thirty days after notice from the Buyer specifying the nature of such default.

(d)	A custodian, receiver, liquidator or trustee of the Company or of all or substantially all of its property is appointed or takes possession and such appointment or possession remains uncontested or in effect for more than 60 days; or the Company makes an assigrument for the benefit of its creditors or admits in writing its inability to pay its debts as they mature; or the Company is adjudicated bankrupt or insolvent; or an order for relief is entered under the Federal Bankruptcy Code against the Company; or all or substantially all of the material property of the Company is sequestered by court order and the order remains in effect for more than 60 days; or a petition is filed against the Company under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect, and is not stayed or dismissed within 60 days after filing.

(e)	The Company files a petition in voluntary bankruptcy or sftking relief und any provision of any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, dissolution or liquidation law of any jurisdiction, whether now or subsequently in effect; or consents to the filing of any petition against it under any such law; or consents to the appointment of or taking possession by a custodian, receiver, trustee or liquidator of the Company or all or substantially all of its property.

10.3 Remedies.

The Parties shall have the following remedies available to them with respect to the occurrence of an Event of Default with respect to the other Party hereunder:

(a)	Upon the occurrence of an Event of Default by either Party hereunder, the nondefaulting Party shall have the right (i) to collect all amounts then or thereafter due to it from the defaulting Party hereunder, and (ii) to terminate this Agreement at any time during the continuation of such Event of Default. In addition, if the Buyer is the defaulting Party, then the Company shall have the right during the continuation of such default and prior to any termination of this Agreement to cease making the Entitlements available to the Buyer hereunder and to instead sell such Entitlements to third parties for the account of the Company. In addition, if the Company is the defaulting Party and Buyer is not receiving all or a portion of Capacity and Associated Energy in accordance with the terms hereof, then Buyer shall have the right during the continuation of such default and prior to any termination of this Agreement to purchase Capacity and Associated Energy from to third parties to cover such shortfall, the costs of which (after taking into account the Entitlement Sales Charge that would have applied thereto) shall be paid by the Company.

(b)	If the Company terminates this Agreement as a result of the
occurrence of an Event of Default by Buyer, then the Company shall thereafter have no further obligations hereunder and have all rights and remediese available to it under applicable law, including the right to recover damages calculated by the amount of the difference between the Entitlement Sales Charge, and any amounts that the Company actually realizes in reselling the Capacity and Associated Energy to be purchased by Buyer hereunder, after taking into account any and all reasonable costs incurred by the Company in such making such resales, the termination or expiration of any Power Supply Agreement or Ownership Agreement, and the Retained Entitlement Obligation that the Company otherwise would have paid hereunder. In addition, the Company @hali be entitled to reimbursement of all reasonable costs incurred by it (including reasonable attorneys' fees incurred in the enforcement or attempted enforcement hereof) as a result of the termination of this Agreement.

(c)	If the Buyer terminates this Agreement as a result of the occurrence of an Event of Default by the Company, then the Buyer shall thereafter have no further obligations hereunder or with respect to the Power Supply Agreements or the Ownership Agreements and shall have all rights and remedies available to it hereunder and under applicable law, including the right to rFApeAt to the Powgr Supply A, ,Sreements or the Ownership Agreements and shall have all rights and remedies available to it hereunder and under applicable law, including the right to recover damages calculated by the amount of the sum of (i) the difference between the amount paid by Buyer for a corresponding amount of available Capacity and Associated Energy and attendant benefits for the remaining term of this Agreement, and the Entitlement Sales Charge that would have been paid therefor during such term, after taking into account any and all reasonable costs incurred by Buyer in such making such purchases; and (ii) without duplication of clause (i), the remaining Retained Entitlement Obligation relating to any Power Supply Agreement or Ownership Agreement that terminated or otherwise expired before the calculation of such damages. In addition, the Buyer shall be entitled to reimbursement of all reasonable costs incurred by it (including reasonable attorneys' fees incurred in the enforcement or attempted enforcement hereoo as a result of the termination of this Agreement.

(d)	Neither Party shall be entitled to recover special, indirect, incidental or consequential damages in connection with the occurrence of an Event of Default hereunder, except insofar as any such damages are expressly provided for in clauses (b) and (c) of this
Section 10.3.

ARTICLE 11 INDEMNIFICATION

11.1    Indemnification by Buyer

Buyer shall indemnify, defend and hold han-nless the Company and the Company's officers, directors, agents, employees and Affiliates from and against any and all loss, costs, expense, claims, demands, liabilities (including reasonable attorneys' fees), judgments, fines, settlements and other amounts (collectively, "Damages") arising from any and all pending or threatened civil, criminal, administrative or investigative proceedings (collectively, "Claims") relating to or arising out of:

(a)	Any failure of Buyer to observe or perform any material term or provision of this Agreement.

(b) Any failure of any representation or warranty made by Buyer herein to be true in any material respect.

(c)	Any Claim of a Supplier, an owner under the Wyman 4 Joint Ownership
Agreement or any other third party to the extent arising from the acts or omissions of Buyer or any of its agents or employees in exercising its rights or performing its obligations hereunder after the Effective Date.

Since the Buyer's obligations hereunder with respect to Millstone 3 are limited to the payment of the applicable Cost of Service Charge, if the Buyer fails to pay such Cost of Service Charge or this Agreement is otherwise terminated by the Company in'accordance with Section 10.3 as a result of an Event of Default by Buyer, the Company' sole remedy with respect @hereto shall be to recover damages from the Buyer calculated in accordance with Section 10.3(,#)'Tn reselling the Capacity and Associated Energy relating to Millstone 3, and the Buyershall have no obligation or liability relating to Millstone 3 other than to the Company. Without limiting the generality of the foregoing, the Buyer shall not have any liability under any circumstances whatsoever on account of this Agreement to the owners under the Millstone 3 Sharing Agreement or any other third parties with respect to Millstone 3, whether directly or indirectly, and the Company shall not be entitled to indemnification from Buyer for any such Claims or Damages.

11.2    Indemnification by the Company

The Company shall indemnify, defend and hold harmless Buyer, its officers, directors, agents, employees and Affiliates from and against any and all Damages arising from any and all Claims relating to or arising out of:

(a) Any failure of the Company to observe or perform any material term or provision of this Agreement.

(b)	Any failure of any representation or warranty made by the Company herein to be true in any material respect.

(c)	Any Claim of a Supplier, an owner under the Wyman 4 Joint Ownership
Agreement or any other third party to the extent arising from the acts or omissions of the Company or any of its agents or employees and any claim related to Millstone 3.

(d)	Any Claim that the transactions contemplated hereby violate or otherwise constitute a default under any Power Supply Agreement or Ownership Agreement provided,that the Company's indemnification obligations with respect to any Claim by a Supplier that the transactions contemplated hereby violate or otherwise constitute a default under a Power Supply Agreement or Ownership Agreement shall be limited to Buyer's reasonable out-of-pocket legal costs and expenses incurred in cooperating with the Company in disputing or defending against any such Claim, and the Company shall have no other liability to the Buyer with respect to any such Claim, even if successful).

(e)	An Excluded Liability.

11.3   No Indirect, Special or Consequential Damages

Notwithstanding anything to the contrary contained in this Article 11, neither Party shall be entitled to recover special, indirect, incidental or consequential damages in connection with an indemnification claim hereunder, except with respect to damage claims expressly provided for in clauses (b) and (c) of Section 10.3.

ARTICLE 12


12.1

In the event of any dispute between the parties hereto as to a matter referred to herein or as to the interpretation of any part of this Agreement, including this Section 12.1 or as to tM determination of any rights or obligations or entitlements arising from or related to this Agreement or as to the calculation of any amounts payable under this Agreement, the parties shall refer to the matter to their respective chief executive officers, or another duly authorized officer, for resolution. Should such officers of the respective parties fail to resolve the dispute within 20 days from such referral, the Parties agree that any such dispute involving $500,000 or less shall be referred to binding arbitration. Where the amount in controversy exceeds $500,000, the Parties may mutually agree to refer the dispute to binding arbitration, but shall not be obligated to do so.

12.2    Arbitration Procedures

Aparty submitting a dispute to arbitration (the "Requesting Party") shall do so by delivering to the other party a notice demanding or requesting, as the case may be, arbitration of the dispute and naming an arbitrator. If the dispute is subject to required arbitration pursuant to Section 12. 1, or if the Requesting Party and the other party desire to have any other dispute decided by arbitration, then, within thirty (30) days after the receipt of the notice from the Requesting Party, the other party shall, in writing, serve upon the Requesting Party a notice designating an arbitrator on its behalf. The two arbitrators so chosen shall within twenty (20) days after the appointment of the second arbitrator, in writing, designate a third arbitrator. Upon the failure of the party notified to appoint the second arbitrator within such time, the party invoking such arbitration may proceed with the single arbitrator. If the first and second arbitrators are unable to agree on a third arbitrator within twenty(20)day of the appointment of the second arbitrator, the first and second arbitrator shall invoke the services of the American Arbitration Association to appoint a third arbitrator. Said third arbitrator shall, to the extent practicable, have special competence and experience with the subject matter under consideration. An arbitrator so appointed shall have full authority to act pursuant to this Article. No arbitrator, whether chosen by a party hereto or appointed, shall have the power to amend or add to this Agreement. The party calling the arbitration shall, within twenty (20) days after either the failure of the other party to name an arbitrator, or the appointment of the third arbitrator, as the case may be, fix, in writing, a time and a place of hearing, to be not less than twenty (20) days from delivery of notice to the other party. The arbitrator or arbitrators shall, thereupon, proceed promptly to hear and determine the controversy pursuant to the then current rules of the American Arbitration Association for the conduct of commercial arbitration proceedings, except that if such rules shall conflict with the then current provisions of the laws of the Commonwealth of Massachusetts relating to arbitration, such conflict shall be governed by the then current provisions of the laws of the Commonwealth of Massachusetts relating to arbitration. Such arbitrator or arbitrators shall fix a time within which the matter shall be submitted to him or them by either or both of the parties, and shall make his or their deci on, within , (IO) final submission to him or them unless, for good reasons to be certified by him or them in writing, he or they shall extend such time. The decision of the single arbitrator, or two of the three arbitrators, shall be taken as the arbitration decision. Such decision shall be made in writing and in duplicate, and one copy shall be delivered to each of the parties. The arbitrator or arbitrators by his or their award shall determine the manner in which the expense of the arbitration shall be bome, except that such party shall pay the costs of its own counsel. Each party shall accept and abide by the decision. The award of the arbitml tribunal shall be firw, except as otherwise provided by applicable law. Judgment upon such award may be entered by the prevailing party in any court having jurisdiction thereof, or application may be made by such party to any such court for judicial acceptance of such award and an order of enforcement.

12.3 Binding Award

This agreement to arbitrate and any award made hereunder shall be binding upon the successors and assigns and any trustee or receiver of each Party.

12.4   Continued Performance

No dispute shall interfere with the Parties' continued fulfillment of their obligations under this Agreement, the Power Supply Agreements and the Ownership Agreements pending the decision of the arbitrator(s).

ARTICLE 13
MISCELLANEOUS

13.1    Assignment; Successors and Assigns.

This Agreement shall inure to the benefit of and bind the respective successors and assigns of the Parties, including any successor to any Party by consolidation, merger, or acquisition of all or substantially all of the assets of such Party; 12rovided, however, that no assignment by either Party (or any successor or assignee thereof) of its rights and obligations hereunder shall be made or become effective without the prior written consent of the other Party in each case obtained, which consent may be withheld in such other's sole discretion;
provided, that the Buyer or any assignee of Buyer may assign this Agreement
(a) as collateral security to any lender from time to time providing financing to Buyer in connection with the transactions contemplated hereby, so long as neither the Buyer nor the Guarantor is relieved of any obligation or liability hereunder as a result of such assignment; and (b) to any Affiliate of Buyer so long as the security requirements of Section 9.1 continue to be satisfied in connection therewith, in which case such assigning party shall be released of duties and responsibilities hereunder. The Company shall execute and deliver such documents as may be reasonably necessary to accomplish any such assignment, transfer, pledge or other disposition of rights and interests to any such lender so long as the Company's rights under this Agreement are not thereby materially altered, amended, diminished or otherwise impaired. Any assignments by either Party shall be in such form as to assure that such Party's obligations under this Agreement will be honored fully and timely by any succeeding party.
This Section 13.1 shall not limit or otherwise restrict in any manner whatsoever Buyer's ability to resell or enter into any other agreement with respect to the sale of the Capacity and Associated Energy.

13.2    Notices

All notices, requests and other communications hereunder (herein collectively a "notice" or "notices") shall be deemed to have been duly delivered, given or made to or upon any Party if in writing and delivered by hand against receipt, or by certified or registered mail, postage prepaid, return receipt requested, or to a courier who guarantees next business day delivery or sent by telecopy (with confirmation) to such Party at its address set forth below or to such other address as such party may at any time, or from time to time, direct by notice given in accordance with this Section 13.2.

IF TO BUYER:

Select Energy, Inc.
107 Selden Street
Berlin, CT 06037
Attn: Senior Vice President - Wholesale Marketing

IF TO THE COMPANY:
Fitchburg Gas and Electric Light Company
6 Liberty Lane West
Hampton, NH 03842

Attn: Senior Vice President - Energy Markets

The date of delivery of any such notice, request or other communication shall be the earlier of (i) the date of actual receipt or (ii) three (3) business days after such notice, request or other communication is sent by certified or registered mail, (iii) if sent by courier who guarantees next business day delivery, the business day next following the day of such notice, request or other it ffMIl@l f6 tm"urier tw (iv) the day wtunity telempied (vaith confirmation mailed to the other Party).

13.3 Governing Law.

The rights and obligations of the Parties shall be construed and interpreted in accordance with the substantive law of the Commonwealth of Massachusetts without giving effect to its principles for choice of law.

13.4 Confidentialy.

Each Party shall keep confidential, and shall not disseminate to any third party or use for any other purpose (except with the written authorization of the other Party), any information r from the other that is confidenti or propri@ kwl 1*@ ly compelled by deposition, inquiry, request for documents, subpoena, request for documents, subpoena, civil investigative demand or similar process, or by order of a court or tribunal of competent jurisdiction (so long as the Party required to provide such disclosure so advisu, the other Party as soon as practicable and seeks an appropriate protective order prior to disclosure); or in order to comply with applicable rules or requirements of any stock exchange, government department or agency or other regulatory authority, or by requirements of any securiti law or regulation or other legal requirement. The Parties shall reasonably coordinate all publicity specifically relating to the transactions contemplated hereunder. This Agreement shall supersede the confidentiality agreement dated April 29, 1998, between the Company and an Affiliate of the Buyer.

13.5  No Partnership

Nothing contained in this Agreement shall be construed to create a partnership, joint venture or other relationship that may invoke fiduciary obligations between the Parties.

13.6   Fees and Expenses

Except as otherwise provided herein, each of the Company and Buyer shall pay all fees and expenses incurred by, or on behalf of, such Party in connection with, or in anticipation of, this Agreement and the consummation of the transactions contemplated hereby.

13.7	Captions

The captions to sections throughout this Agreement are intended solely to facilitate reading and reference to all sections and provisions of this Agreement. Such captions shall not affect the meaning or interpretation of this Agreement.

13.8   Entire Agreement

This Agreement sets forth the entire agreement of the Parties with respect to the subject matter herein and takes precedence over all prior understandings. This Agreement may not be amended except by a writing signed by the Parties.

13.9   Severability

The invalidity or unenforceability of any provisions of this Agreement shall not affect the other provisions hereof. If any provision of this Agreement is held to be invalid, such provisions shall not be severed from this Agreement; instead, the scope of the rights and duties created thereby shall be reduced by the smallest extent necessary to confon-n such provision to the applicable law, preserving to the greatest extent the intent of the Parties to create such rights and duties as set out herein. If necessary to preserve the intent of the Parties, the Parties shall negotiate in good faith to amend this Agreement, adopting a substitute provision for the one deemed invalid or unenforceable that is legally binding and enforceable.

THIS ASSUMPTION AND ASSIGNMENT AGREEMENT (this "Assignment"), dated as of the 17th day of May, 1999, is made between FITCHBURG GAS AND
ELECTRIC LIGHT COMPANY, a Massachusetts corporation ("Assignor") and SELECT
ENERGY,	INC., a Connecticut corporation ("Assignee").

RECITALS

A.	Assignor and Public Service of New Hampshire ("PSNH") are parties to a Sales Agreement with respect to System Capacity and Energy dated June 1, 1992 (the "PPA"), a copy of which is attached hereto as Exhibit A, pursuant to which Assignor has agreed to purchase and PSNH has agreed to sell certain energy and capacity to Assignor, on terms and conditions more particularly set forth in the PPA.

B.	Assignor and Assignee have entered into an Entitlement Sale and
Administrative Services Agreement of even date herewith (the "Entitlement Agreement"), pursuant to which, among other things, Assignor has agreed to transfer to Assignee certain entitlements under other power supply agreements and ownership agreements, on terms and conditions set forth therein.

C.	In connection with, and as a condition of, the consummation of the transactions contemplated under the Entitlement Agreement, Assignor has agreed to twsfer and assign to Assignee all of its right to, and interest in, and Assignee has agreed to assume all of Assignor's obligations under the PPA.

D.	The transactions contemplated under this Assignment shall not be effective until the effectiveness of the transactions contemplated under the Entitlement Agreement.

NOW, THEREFORE, in consideration of the foregoing, the parties agree as follows:

I. Assigrunent and Assumption. Assignor hereby irrevocably conveys, assigns, sets over, transfers and delivers to Assignee, its successors and assigns, to have and to hold for its and their own use and benefit forever, all of Assignor's right, title and interest in and to the PPA. Assignee hereby accepts the foregoing assignment and irrevocably assumes and agrees to pay and perform as and when due all of Assignor's obligations and liabilities to PSNH under the PPA.

2.	Representation.  Assignor represents and warrants to Assignee that a true and correct copy of the PPA is attached hereto as Exhibit A, including, without limitation, any and all amendments thereto, and Assignor has not taken or failed to take any action which would result in any other modification or amendment of the PPA, or the waiver of any material term of thereof.

3.	Effectiveness.  The obligations of the parties under this
Assigment shall not be effective until the later to occur of:

(a)	approval of the assignment contemplated hereunder by the Federal
Energy Regulatory Commission ("FERC") and any state agencies having jurisdiction. Each party shall promptly prepare and file all necessary documentation with FERC and such agencies to obtain such approval and shall cooperate with each other and PSNH in connection therewith; or

(b)	the occurrence of the Effective Date under, and as defined in, the
Entitlement Agreement. Termination of the Entitlement Agreement prior to the Effective Date shall result in the termination of this Assigrunent without further action by the parties or PSNH, in which case Assignor shall remain the party to the PPA as though this Assignment never existed. Either party shall provide notice to PSNH regarding the occurrence or nonoccurrence of the Effective Date, as appropriate.

4. Further Assurences. The parties shall execute and deliver such other documents and instruments and take such other action as may be reasonably necessary, proper or advisable, to the extent permitted by applicable law, to fulfill the purpose and intent of this Assignment.

5.	Miscellaneous.

(a)	This Assigrunent shall be binding upon Assignor and Assignee and their respective successors and assigns.  Assignee shall be entitled to assign its
rights hereunder to any person   without the consent of Assignor.

(b)	This Assignment shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts without application of principles of conflicts of law. In the event that any one or more of the provisions contained in this Assignment should be held invalid, illegal or unenforceable in any respect, the validity, legality and %*rceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

(c)	Neither this Assigrunent nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the parties hereto. The failure to exercise any right hereunder shall not constitute a waiver thereof or otherwise preclude any other or further exercise thereof, or the exercise of any other right.

(d)	The headings to sections have been inserted for convenience only and shall have no substantive bearing on this Assignment.

(e) This Assignment may be executed in two or more counterparts, each of which shall constitute an original but all of which, taken together, shall constitute but one contract.



Dated as of the date first written above.

FITCHBURG GAS AND ELECTRIC                SELECT ENERGY, INC.
LIGHT COMPANY




James G. Daly                            Frank P. Sabatino
Senior Vice President                     Senior Vice President
                                          Power Marketing

The undersigned hereby consents to the foregoing assignment and assumption and acknowledges that upon the effectiveness of the assigrunent in accordance with Section 3 above, Assignee shall be solely liable for Assignors obligations under the PPA, Assignor being hereby fully and irrevocably released and discharged by the undersigned from any and all obligations to the undersigned under, or arising out of, the PPA.

PUBLIC SERVICE COMPANY OF
NEW HAMPSHIRE



By:
Name:	Robert A. Bersak
Title:  Assistant General Counsel & Assistant Secretary



Exhibit 10.15

PURCHASE AND SALE AGREEMENT

Dated as of October 30,1998

	Between

	THE UNITED ILLUMINATING COMPANY

			and

FITCHBURG GAS AND ELECTRIC LIGHT COMPANY

        PURCHASE AND SALE AGREEMENT

        AGREEMENT dated as of October 30, 1998, between THE UNITED ILLUMINATING COMPANY, a corporation specially chartered by the
State of
Connecticut ("UI"), and F1TCHBURG GAS AND ELECTRIC LIGHT
COMPANY, a
Massachusetts corporation (" Fitchburg").

			WTNESSETH:

WHEREAS, under an Agreement dated as of August 1, 1975, as amended, (the "Joint Ownership
Agreement"), UI, Fitchburg, City of Holyoke, Massachusetts Gas and Electric Department
(" Holyoke"), North Attleborough Electric Department (" North Attleborough"), and Littleton
Electric Department (" Littleton")are each Participants in New Haven Harbor Station, with undivided ownership interests of 93.705%, 4.5%, 1.12%, 0.4%and 0.225%, respectively;

WHEREAS, Section 23 of the Joint Ownership Agreement requires thaf before any Participant in New Haven Harbor Station sells all or any portion of its Ownership Share, the other
Participants shall have first been afforded an opportunity to purchase on equal or better terms than those offered to the non-Participant, and informed of the proposed terms and conditions of the sale and the date, not less than twelve months born the date of notice, on which it is proposed to consummate the sale;

WHEREAS, legislation recently enacted in the Commonwealth of Massachusetts and the State of Connecticut adopts the public policy of restructuring the electric utility industry, including the divestiture of generating units by electric companies;

WHEREAS, UI and Fitchburg wish to proceed expeditiously to comply with the divestiture requirements of such legislation; and

WHEREAS, to avoid the delay that would result from complying with
Section 23 of the Joint
Ownership Agreement, UI is willing to purchase, and Fitchburg is willing to sell, Fitchburg's
4.5% Ownership Share in New Haven Harbor Station (the "Fitchburg
Ownership Share").

NOW, THEREFORE, in consideration of the premises and covenants herein contained, and other good and valuable consideration, it is agreed between the parties hereto for their mutual benefit as follows:

SECTION 1. SALE AND CONVEYANCE OF FITCHBURG OWNERSHIP SHARE.

(a)Fitchburg agrees to sell, assign and convey to UI, and UI agrees to purchase and acquire from Fitchburg, the Fitchburg Ownership Share, for a purchase price (the "Purchase Price") equal to the greater of(i)Five Million Dollars (S5,000,000), or
(ii)the UI Price (as determined in
accordance with Section l(b)).
        (b)The "Ui Price" shall be determined as follows: UI and Wisvest-Comecticut, LLC
        ("Wisvest")have entered into a Purchase and Sale Agreement, dated October 2, 1998
        (the "Wisvest Contract")for the sale by UI of its 93.705% Ownership Share in New Haven
Harbor Station. The UI Price shall be the Wisvest Contract price of $110,726,OOO for the portion of UI's Ownership Share being sold, adjusted in accordance with the Wisvest Contract, and actually received by UI at the closing of the purchase and sale thereof, multiplied by 4.8%
[0.045/0.93705].

(c)The Purchase Price shall be payable by UI to Fitchburg in cash, by wire transfer of immediately available funds, on the closing date of the sale of UI's Ownership Share in New
Haven Harbor Station (the "Time of Sale"). At such closing, Fitchburg shall deliver to UI such instruments of transfer as UI shall reasonably require in order to vest in UI good and valid title to Fitchburg's Ownership Share.

(d)Upon the closing at the Time of Sale, UI shall assume and be responsible for (i)all obligations and liabilities related to, arising from or associated with ownership, use or operation of Fitchburg's Ownership Share from and after the Time of Sale, and (ii)the following obligations and liabilities of Fitchburg if and to the extent such obligations and liabilities arose prior to the Time of Sale (collectively, "UI's Liabilities"):

(i) (1)responsibility and liability for all Environmental
Conditions and
Remediation thereof; (2)responsibility and liability for all Hazardous Substances, and
Remediation thereof, present in, on or incorporated into the improvements, buildings, structures, or equipment which constitute New Haven Harbor Station, or which are othervise located on the site of New Haven Harbor Station, including (I)liability for bodily injury to any person to the extent arising from exposure to such Hazardous Substances or Remediation thereof; (II)liability for any Hazardous Substances present in, on, under or about, or incorporated into any drums, equipment, or debris that were disposed of, discarded or abandoned and buried in the ground at the site of New Haven Harbor Station, or any portion thereof (but specifically excluding any
Hazardous Substances present in, on, under or about, or incorporated into any drums, equipment, or debris that were disposed of, discarded, abandoned or buried in the ground at, or any activities conducted at or related to, any Off-Site Disposal Location);
(III)liability arising from the
ownership, possession, use or operation of equipment, structures, surface impoundment's or any other improvement at New Haven Harbor Station used for the treatment, storage, handling or disposal of Hazardous Substances; and (IV)any obligation to decommission, deactivate, dismantle, demolish or close New Haven Harbor Station or any portion thereof.

(ii)Obligations to comply with permits, licenses and approvals obtained or required in connection with New Haven Harbor Station, including the obligation to cure any violation or default thereunder, irrespective of whether such violation or default arose or occurred prior to the Time of Sale, but excluding any fines or monetary penalties levied by a
Governmental Authority as a result of any violation or default that occurred or occurs after June
30, 1998 and prior to the Time of Sale.

(iii)Obligations under any pending applications by the joint owners of New
Haven Harbor Station for new permits, variances, certificates, licenses, consents, authorizations and approvals relating thereto, or any amendments, modifications, extensions or renewals of any existing permits, variances, certificates, licenses, consents, authorizations and approvals, to the extent UT desires to proceed with such applications.

(iv)obligations under aly leases, licenses, permits or contracts relating to New
Haven Harbor Station relating to the period from and after the Time of Sale.

(v)liabilities under state and federal laws relating to employment matters with respect to any employees at New Haven Harbor Station arising out of matters that occur or are alleged to have occurred on or after the Time of Sale and that are first asserted on or after the
	Time of Sale.

(vi)All other obligations and liabilities expressly allocated to UI in this
Agreement.

(e)Nothing in this Agreement shall be deemed to limit in any way any claims UI may have against Fitchburg or which Fitchburg may have against UI under the Joint Ownership
Agreement relating to the period prior to the Time of Sale, except as otherwise expressiy provided herein.

(f)For all purposes of this Agreement, the following terms shall have the indicated meanings:

"Environmental Conditions" means the presence of Hazardous Substances on, over, under or about the site of New Haven Harbor Station, any portion thereof or any Off-Site
Disposal Location, or the soil or groundwater or both at such site, any portion thereof or any OffSite
 Disposal Location, whether before or after the Time of Sale, including any-migration of such
Hazardous Substances through soil or groundwater or both before or after the Closing, including migration to a location off such site. Environmental Conditions include any Hazardous
Substances present in, on or incorporated into any drums, equipment, or debris that are or were discarded or abandoned and buried in the ground at such site, any portion thereof or any Off-Site
Disposal Location, prior to or after the Time of Sale.

"Environmental Laws" means any applicable federal, state, regional or local statutes, regulations, ordinances, codes, permits, orders, or published administrative or judicial decisions relating to (i)air emissions, hazardous materials, storage, use and release to the environment of Hazardous Substances, generation, treatment, storage and disposal of hazardous wastes, wastewater discharges and similar environmental matters; or
(ii)the impact of the matters
described in the preceding clause upon human health or the environment, including, without limitation, those matters governed by the Comprehensive Environmental Response,
Compensation and Liability Act (42 U. S. C. 9601 et seq.), the
Hazardous Materials
Transportation Act (42 U. S. C. 1801 et seq.), the Resource Conservation and Recovery Act (42
U. S. C. 6901 et seq.), the Federal Water Pollution Control Act (33 U. S. C. 1251 et seq.), the
Clean Air Act (42 U. S. C. 7401 et seq.), the Toxic Substance Control Act (15 U. S. C. 2601 et seq.), the Oil Pollution Act (33 U. S. C. 2701 et seq.), the Occupational Safety and Health Act
(42 USC. 651 et seq.), the Emergency Planning and Community
Right-to-Know Act (42
U. S. C. 11001 et seq.), and the Atomic Energy Act (42 U. S. C. 2011 et seq.), all as amended from time to time.

"Hazardous Substances" means any chemical, material or substance that is listed or regulated under applicable Environmental Laws as a "hazardous" or "toxic" substance or waste, or as a "contaminant", or is otherwise listed or regulated under applicable Environmental Laws because it poses a threat to human health or the environment.

"Off-Site Disposal Location" means a disposal location not located on the New Haven
Harbor Station site, used by the joint owners of New Haven
Harbor Station to dispose of
Hazardous Substances or other materials generated by New Haven
Harbor Station.

"Remediation" means any or all of the following activities to the extent they relate to or arise from the presence of Hazardous Substances in the soil or groundwater or both: (i) monitoring, investigation, cleanup, containment, remediation, removal, mitigation, response or restoration work required by Environmental Laws; (ii)obtaining any permits, consents, approvals or authorizations of any Governmental Authority necessary to conduct any such work;
(iii)preparing and implementing any plans or studies for such work; (iv)obtaining a written notice from a Governmental Authority or a Licensed Environmental Professional with jurisdiction over the New Haven Harbor Station site or any portion thereof under Environmental
Laws that no material additional work is rquired by such Governmental Authority or a Licensed
Environmental Professional; and (v)any other activities reasonably determined by UI to be necessary or appropriate or required under Environmental Laws to address the presence of
Hazardous Substances in the soil or groundwater or both at the New Haven Harbor Station site or any portion thereof or at a location off such site to which Hazardous Substances from such site have migrated.

	"Governmental Authority" means any federal, state, local or other governmental, regulatory or administrative agency, governmental commission, department, board, subdivision, court, tribunal, or other governmental arbitrator, arbitral body or other authority, but excluding
Wisvest and any subsequent owner of the New Haven Harbor Station site (if otherwise a
Governmental Authority under this definition).

	"Licensed Environmental Professional*'has the meaning given in Connecticut General
Statutes  22a-133v.


SECTION 2. COMPLIANCE WITH JOINT OWNERSHIP AGREEMENT.

Fitchburg agrees to cooperate with UI and U1 agrees to cooperate with Fitchburg in complying with all requirements of the Joint Ownership Agreement in connection with the transactions contemplated by this Agreement, including but not limited to the requirement, if any, in Section
23 thereof that Fitchburg give notice to Holyoke, North
Attleborough and Littleton of the proposed terms and conditions of the sale provided for in this
Agreement. Fitchburg agrees to
give such notice at the time reasonably requested by UI.

SECTION 3. REPRESENTATIONS AND WARRANTIES OF FITCHBURG.

Fitchburg represents and warrants to UI as follows:

(i)it is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts, has the corporate power to own its assets and to transact the business in which it is engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction in which the conduct of its business or the ownership of its assets requires such qualification;

(ii)it has good and valid title to the Ownership Share free of any mortgage, pledge, lien, encumbrance or security interest created or suffered by it, except for any such liens and encumbrances created pursuant to the Joint Ownership Agreement or which encumber New
Haven Harbor Station generally (the "Permitted Exceptions"). The term "good and valid title" required to be furnished by Fitchburg shall mean marketable title subject to Permitted Exceptions and the marketability thereof shall be determined in accordance with the Standards of Title of the Connecticut Bar Association now in force;

(iii)it has the corporate power to execute, deliver and perform this Agreement, and, upon the receipt of the Board of Directors approval contemplated by
Section 6 hereof, will have taken all
corporate action necessary to authorize the execution, delivery and performance of this
Agreement;

(iv)the execution, delivery and performance of this Agreement
(A)will not violate any
provision of any applicable law or regulation or of any order, writ, judgment or decree of any court, arbitrator, or governmental instrumentality applicable to Fitchburg-or to which Fitchburg is a party, (B)will not violate any provision of its Articles of Organization or bylaws, and (C) will not violate any provision of, or constitute a default under, or result in the creation or imposition of any lien, charge or encumbrance on or security interest in the Fitchburg Ownership
Share pursuant to the provisions of any mortgage, indenture, contract agreement or other undertaking to which it is a party or which is binding upon it or upon any of its assets;

(v)upon securing the governmental approvals and third party consents contemplated by Section
6 hereof, it will have obtained all necessary consents, permits, licenses and approvals of governmental authorities required under federal, state or local law to authorize the execution, delivery and performance of this Agreement; and

(vi)this Agreement constitutes the legal, valid and binding obligation of Fitchburg, enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency or other laws affecting the enforcement of creditors'rights generally.

        SECTION 4. LIMITATIONS ON FITCHBURG REPRESENTATIONS AND WARRANTIES

UI acknowledges that it is the majority owner and the operator of New Haven Harbor Station and that Fitchburg has no special knowledge with respect thereto. Fitchburg makes no representations or warranties regarding New Haven Harbor Station except as expressly set forth herein, and in particular makes no representations or warranties with respect to any matters concerning the operation or Environmental Conditions of New Haven Harbor Station.

SECTION 5. REPRESENTATIONS AND WARRANTIES OF UI.

UI represents and warrants as follows:

(i)it is a corporation duly organized, validly existing and in good standing under the laws of the State of Connecticut, has the corporate power to own its assets and to transact the business in which it is engaged, and is duly qualified as a foreign corporation and is in good standing under the laws of each jurisdiction in which the conduct of its business or the ownership of its assets requires such qualification;

(ii)it has the corporate power to execute, deliver and perform this Agreement, and, upon the receipt of the Board of Directors approval contemplated by
Section 6 hereof, will have taken all
corporate action necessary to authorize the execution, delivery and performance of this
Agreement;

(iii)the execution, delivery and performance of this Agreement
(A)will not violate any
provision of any applicable law or regulation or of any order, writ, judgment or decree of any court, arbitrator, or governmental instrumentality applicable to UI or to which UI is a party, (B) will not violate any provision of its articles of incorporation or bylaws, and (C)will not violate any provision of, or constitute a default under, or result in the creation or imposition of any lien, charge or encumbrance on or security interest in, its Ownership Share pursuant to the provisions of any mortgage, indenture, contract, agreement or other undertaking to which it is a party or which is binding upon it or upon any of its assets;

(iv)upon securing any governmental approvals and third party consents contemplated by
Section 6 hereof, it will have obtained all necessary contracts and agreements with and consents, permits, licenses and approvals of governmental authorities required under federal, state or local law or regulation to authorize the execution, delivery and performance by it of this Agreement;
and

(v)this Agreement constitutes the legal, valid and binding obligation of UI, enforceable in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency or other laws affecting the enforcement of creditors'rights generally.

        SECTION 6. DOCUMENTS DELIVERED AT TIME OF SALE

        (a)At the Time of Sale Fitchburg shall deliver to UI the following:

(i)duly executed Quitclaim Deeds and bills of sale in form and substance reasonably acceptable to both parties conveying and transferring to UI the Fitchburg
Ownership Share.

(ii)an opinion of counsel for Fitchburg, addressed to UI, dated the Time of Sale and to the effect that:

(A)Fitchburg is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Massachusetts, has the corporate power to own its assets and to transact the business in which it is engaged, and is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction where a failure so to qualify would have a materially adverse effect on the business or operations of Fitchburg;

(B)Fitchburg has full corporate power to execute, deliver and perform this Agreement and the instruments conveying the Fitchburg Ownership Share to UI, and has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement and such instruments;

(C)the execution, delivery and performance of this Agreement and such instruments by
Fitchburg (1)will not violate any provision of any applicable law or regulation or of any order, writ, judgment or decree of any court, arbitrator or governmental instrumentality applicable to
Fitchburg or to which Fitchburg is a party, and (2)will not violate any provision of the articles of incorporation or bylaws of Fitchburg;

(D)Fitchburg has obtained all necessary contracts and agreements with and consents, permits, licenses and approvals of governmental authorities then required under law to authorize the execution, delivery and performance of this Agreement and the instruments of conveyance by
Fitchburg;

(E)this Agreement has been duly authorized, executed and delivered by Fitchburg and constitutes the legal, valid and binding obligation of Fitchburg enforceable against it in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency or other laws affecting the enforcement of creditors'rights generally or by general principles of equity; and the instruments of conveyance are in proper form to convey to UI good and valid title to the Fitchburg Ownership Share.

(iii)such title affidavits as a title company may require in order to remove exceptions for mechanics lien claims.

(iv)such certificates and other documents as UI shall reasonably request.

(b)At the Time of Sale UI shall deliver to Fitchburg the following:

(i)The Purchase Price in immediately available funds, by wire transfer to such account as
        Fitchburg shall have specified.

(ii)An opinion of counsel for UI, addressed to Fitchburg, dated the Time of Sale and to the effect that:

(A)UI is a corporation duly organized, validly existing and in good standing under the laws of the State of Connecticut, has the corporate power to own its assets and to transact the business in which it is engaged, and is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction where a failure so to qualify would have a materially adverse effect on the business or operations of UI;

(B)UI has full corporate power to execute, deliver and perform this Agreement and has taken all necessary corporate action to authorize the execution, delivery and performance of this
Agreement;

(C)the execution, delivery and performance of this Agreement by UI (1)will not violate any provision of any applicable law or regulation or of any order, writ, judgment or decree of any court, arbitrator or governmental instrumentality applicable to UI or to which UI is a party, and
(2)will not violate any provision of the articles of incorporation or bylaws of UI,

(D)UI has obtained all necessary contracts and agreements with and consents, permits, licenses and approvals of governmental authorities then required under law to authorize the execution, delivery and performance of this Agreement by UI;

(E)this Agreement has been duly authorized, executed and delivered by UI and constitutes the legal, valid and binding obligation of UI enforceable against it in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency or other laws affecting the enforcement of creditors'rights generally or by general principles of quity.

(C)Closing costs, conveyance and transfer taxes, property taxes, fuel and spare parts in inventory shall, to the extent not automatically adjusted for in the determination of the UI Price, be apportioned between UI and Fitchburg in the same manner that such items are apportioned between seller and buyer in the Wisvest Contract.

(iii)Such certificates and other documents as Fitchburg shall reasonably request.

SECTION 7. CONDITIONS TO THE OBLIGATIONS OF FITCHBURG AND
UI UNDER THIS AGREEMENT.

(a)The obligation of Fitchburg to consummate the transactions contemplated hereby is subject to the satisfaction of the following conditions precedent:

(i)An order from the Massachusetts Department of Telecommunications and Energy approving the sale of the Fitchburg Ownership Share in form and substance reasonably acceptable to
Fitchburg, which order shall be final and not subject to any actual or potential appeal or rehearing;

(ii)The consent of the holders of Fitchburg outstanding indebtedness, which consent Fitchburg agrees to use reasonable efforts to obtain as soon as practicable after the date hereof; and

	(iii)The waiver by Holyoke, North Attleborough and Littleton of their first-refusal rights, if any, with respect to the Fitchburg Ownership Share under Section 23 of the Joint Ownership
	Agreement or otherwise.

(b)The obligation of UI to consummate the transactions contemplated hereby is subject to the satisfaction of the following condition precedent:

(i)The waiver by Holyoke, North Attleborough and Littleton of their first-refusal rights, if any, with respect to the Fitchburg Ownership Share under Section 23 of the Joint Ownership
Agreement or otherwise.

SECTION 8. TERMINATION.

(a)This Agreement may be tetminated by either party, upon written notice to the other party, at any time and without any liability of either party to the other, in the event that

(i)any of the conditions to the obligations of the parties hereunder set forth in Section 7 hereof are not satisfied on or before December 15,1999, unless such conditions are waived by the party whose obligations are conditioned, or satisfied after such date but before notice of termination of this Agreement is delivered by one party to the other; or

(b)If this Agreement is terminated by either party in accordance with Section 8(a), and if at the time of such termination UI has not consummated the sale to Wisvest, then Fitchburg hereby waives its right of first refusal under Section 23 of the Joint
Ownership Agreement or otherwise,
with respect to such sale to Wisvest.

(c)If this Agreement is terminated by either party in accordance with Section 8(a), and if at the time of such termination UI has contracted but not consummated a purchase of one or more of the Ownership Shares of Holyoke, North Attleborough and Littleton, then Fitchburg hereby waives its right of first refusal, if any, under Section 23 of the Joint Ownership Agreement or othewise, with respect to such purchase(s).

SECTION 9. FURTHER ASSUR4NCES.

From time to time, at the request of UI and without further consideration, Fitchburg will execute and deliver such additional instruments of conveyance, transfer and assignment and take such other action as UI may reasonably request in order to more effectively convey, transfer and assign to or vest in UI the ownership of the Fitchburg Ownership Share.

        SECTIOX 10. ENVIRONMENTAL MATTERS

(a) UI acknowledges that (A)Environmental Conditions exist with respect to the presence of Hazardous Substances at the New Haven Harbor
Station site or in connection with
the assets at such site, (B)the economic and legal consequences of the environmental condition
	of New Haven Harbor Station and its site, including, without limitation, Environmental
	Conditions, have been the subject of negotiation between the parties, and the Purchase Price reflects any actual or potential environmental impairment whether known or unknown, fixed or contingent, and (C)Fitchburg has not made any representation or warranty, whether express or implied, with respect to any environmental, health or safety matter, including natural resources, related in any way to New Haven Harbor Station and its site or to this Agreement or its subject matter.


(b)From and after the Time of Sale, UI shall assume all responsibility and liability for, and Fitchburg shall have no responsibility or liability for, any matter within the scope of
Section 1 (d).

(c) UI agrees that it is UI's sole and exclusive responsibility to comply, or ensure compliance, with any requirement for executing all required forms and making all required submissions in connection with the Transfer Act (Connecticut General Statutes 22a-134 et seq.
and all regulations and administrative or judicial decisions thereunder), including without limitation any and all required investigation or Remediation of Hazardous Substances released at or emanating from the New Haven Harbor Station and the payment of all transfer fees due the Connecticut Department of Environmental Protection and all other related fees or costs.

(d)If UI undertakes any activities affecting soil or groundwater or both at the New
Haven Harbor Station site or any portion thereof (including the decommissioning, dismantling or removal of any improvements, any improvement or development activities at such site or any portion thereof, or any extraction, excavation or removal of any soil or groundwater or both at such site or any portion thereof), or undertakes any interactions with any Governmental
Authorities with jurisdiction over such site or any portion thereof under Environmental Laws, UI shall: (A)comply with all applicable Environmental Laws;
(B)adhere to prudent engineering
practices and procedures; and (C)exercise due care in connection with any disruption, disturbance or excavation of soil or groundwater or both known to be contaminated with any
Hazardous Substances and the handling, removal and disposal of any such contaminated soil or groundwater or both.


SECTION 11. INDEMNIFICATION

(a) Fitchburg will indemnify, defend and hold harmless UI and its affiliates, and each of their officers, directors, employees, partners, attorneys, agents and successors and assigns
(collectively, the "Purchaser Group"), from and against all damages, claims, losses, fines, penalties, liabilities and expenses, including reasonable legal, accounting and other expenses, which arise out of or relate to the following (collectively, "Purchaser Claims"):


        (1)any breach or violation of this agreement by Fitchburg;

        (2)any Third Party Claims againsi any member of the Purchaser Group(other than the third party claims included in UI's
Liabilities)for personal injury or
	property loss or damages (but only where the alleged personal injury or property loss or damage occurred before the Time of Sale)resulting from or arising out of the ownership or operation of Fitchburg's Ownership Share by Fitchburg prior to the Time of Sale;

(3)any Third Party Claims against any member of the Purchaser
Group
resulting from or arising out of any activities conducted at or related to, an Off-Site Disposal
Location that exist at the Time of Sale and are not included in UI's Liabilities; and

(4)any fine or other monetary penalty levied by a Governmental
Authority as a result of a violation or default by Fitchburg under any of the permits, licenses and approval required for the operation of the New Haven Harbor
Station that occurred or occurs
after June 30, 1998 and prior to the Closing Date.

For all purposes of this Agreement, "Third Party Claim" means a claim by an individual or entity that is not a member of the Fitchburg Group or the Purchaser Group, as the case may be.

(b) Notwithstanding anything else contained herein, Purchaser
Claims will not
include any damages, claims, losses, fines, penalties, liabilities and expenses with respect to which UI expressly has agreed to provide indemnification pursuant to Subsection (d)below, or which UI has expressly agreed to assume pursuant to this Agreement.

(c)The Purchaser Group will not in any event be entitled to any punitive, incidental, indirect special or consequential damages resulting from or arising out of any Purchaser Claims, including damages for lost revenues, income, profits or tax benefits, diminution in value of, or any other damage or loss resulting from any disruption to, or loss of operation of New Haven
Harbor Station, except in the event of actual fraud by any member of the Fitchburg Group, defined below.

(d)UI will indemnify, defend and hold harmless Fitchburg and its affiliates and each of their officers, directors, employees, partners, attorneys, agents and successors and assigns
(collectively, the "Fitchburg Group"), from and against all damages, claims, losses, fines, penalties, liabilities and expenses, including reasonable legal, accounting and other expenses, which arise out of or relate to the following (collectively, "Fitchburg Claims"):

   (1)any breach or violation of this Agreement by UI;

   (2)any Third Party Claims against any member of the Fitchburg Group (other than the third party claims described in subsection
(3)below)for personal injury or
property loss or damages resulting from or arising out of the ownership or operation of the
New Haven Harbor Station from and after the Closing, but only where the alleged personal injury or property damage occurred after the Closing Date;

        (3)any Third Party Claims against any member of the Fitchburg
Group
        resulting from or arising out of any Environmental Condition included in UI's Liabilities hereunder; or

        (4)UT's Liabilities.

(e)Fitchburg Claims will not include any damages, claims, losses, fines, penalties, liabilities and expenses for which Fitchburg expressly has agreed to provide indemnification pursuant to Subsection (a), above.

(f)The Fitchburg Group will not in any event be entitled to any punitive, incidental, indirect, special or consequential damages resulting from or arising out of any Fitchburg Claim, including damages for lost revenues, income, profits or tax benefits, diminution in the value or any other damage or loss resulting from any disruption to or loss of operation of New Haven
Harbor Station, except in the event of actual fraud by any mtmber of the Purchaser Group.

(9)UI, FOR ITSELF AND ON BEHALF OF THE PURCHASER GROUP,
DOES HEREBY RELEASE, HOLD HARMLESS AND FOREVER DISCHARGE EACH MEMBER OF THE FITCHBURG GROUP FROM ANY AND ALL CLAIMS,
DEMANDS, LIABILITIES (INCLUDING FINES AND CIVIL PENALTIES)OR CAUSES OF ACTION AT LAW OR IN EQUITY (INCLUDING ANY ACTIONS ARISING UNDER ENVIRONMENTAL LAWS), DESTRUCTION, LOSS OR DAMAGE OF ANY KIND OR CHARACTER, WHETHER KNOWN OR UNKNOWN, TO THE PERSON OR PROPERTY OF ANY MEMBER OF THE PURCHASER GROUP RESULTING FROM OR ARISING OUT OF ANY HUARDOUS SUBSTANCES
PRESENT IN THE SOIL OR GROUNDWATER OR BOTH AT, UNDER, OR IN THE NEW HAVEN HARBOR STATION SITE OR ANY PORTION THEREOF, AND ANY MIGRATION OF SUCH HAZARDOUS SUBSTANCES IN SOIL OR GROUNDWATER
OR BOTH BEFORE OR AFTER THE CLOSING, INCLUDING AW MIGRATION OF THOSE HAZARDOUS SUBSTANCES FROM SUCH SITE OR ANY PORTION
THEREOF TO AN OFFSITE LOCATION, EXCEPT FOR HAZARDOUS SUBSTANCES MIGRATING AFTER CLOSING TO SOIL OR GROUNDWATER OR BOTH AT SUCH SITE OR ANY PORTION THEREOF FROM PROPERTY OWNED OR OPERATED BY
A MEMBER OF THE FITCHBURG GROUP AND EXCEPT AS TO FITCHBURG'S OBLIGATIONS UNDER SUBSECTION (a)ABOVE. UI HEREBY WAIVES ANY AND ALL RIGHTS AND BENEFITS THAT IT NOW HAS, OR IN THE FUTURE MAY HAVE CONFERRED UPON IT BY VIRTUE OF THE PROVISIONS OF ANY LAW OR REGULATION THAT DOES OR MAY PROVIDE IN WHOLE OR IN PART AS
FOLLOWS:

        A GENERAL RELEASE DOES NOT EXTEND TO
        CLAIMS WHICH THE CREDITOR DOES NOT KNOW
        OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME
        OF EXECUTING THE RELEASE, WHICH IF IF KNOWN
BY HIM MUST HAVE MATERIALLY AFFECTED HIS
SETTLEMENT WITH THE DEBTOR

	IN THIS CONNECTION, UI HEREBY AGREES, REPRESENTS, AND WARRANTS THAT IT REALIZES AND ACKNOWLEDGES THAT FACTUAL MATTERS NOW UNKNOWN TO IT MAY HAVE GIVEN OR MAY HEREAFTER GIVE RISE TO CLAIMS THAT ARE PRESENTLY UNKNOWN,
UNANTICIPATED AND UNSUSPECTED, AND IT FURTHER AGREES, REPRESENTS, AND WARRANTS THAT THIS RELEASE HAS BEEN NEGOTIATED AND AGREED UPON IN LIGHT OF THAT REALIZATION AND IT NEVERTHELESS HEREBY INTENDS TO RELEASE EACH MEMBER OF THE FITCHBURG GROUP FROM THE CLAIMS, DEMANDS AND LIABILITIES DESCRIBED IN THE FIRST SENTENCE OF THIS SUBSECTION (g). NOTHING
CONTAINED HEREIN IS INTENDED OR SH4LL BE DEEMED TO RELEASE OR OTHERWISE AFFECT THE LIABILITY OF ANY PARTY OTHER THAN A MEMBER OF THE FITCHBURG GROUP.

FITCHBURG HEREBY ASSIGNS TO UI ANY AND ALL RIGHTS IT MAY
HAVE AGAINST PARTIES OTHER THAN MEMBERS OF THE FITCHBURG
GROUP ARISING OUT OF OR RELATING TO THE MATTERS RELEASED
HEREUNDER

(h)Subject to the terms of this Agreement and upon obtaining knowledge of a claim for which it is entitled to indemnity hereunder, the Party seeking indemnification hereunder (the "Indemnitee")will promptly notify the Party against whom indemnification is sought (the "Indemnitor")in writing of any damage, claim, 1oss; liability or expense that the Indemnitee has determined has given or could give rise to a claim hereunder. (The written notice is referred to as a "Notice of Claim".)A Notice of Claim will specify, in reasonable detail, the facts known to the Indemnitee regarding the claim. Subject to the terms of this Agreement, the failure to provide (or timely provide)a Notice of Claim will not affect the Indemnitee's rights to indemnification; provided, however, the Indemnitor is not obligated to indemnify the Indemnitee for the increased amount of any claim that would otherwise have been payable to the extent that the increase resulted from the failure to deliver timely a Notice of Claim.

(i) The Indemnitor will defend, in good faith and at its expense, with counsel selected by Indemnitor after reasonable consultation with the Indemnitee, any claim or demand set forth in a Notice of Claim relating to a Third
Party Claim and the Indemnitee, at
its expense, may participate in the defense. If the named parties to any such proceeding
(including any impleaded parties)include both the Indemnitee and the Indemnitor, and if the Indemnitor requires that the same counsel represent both the Indemnitee and the Indemnitor, and the representation of both parties by the same counsel would be inappropriate due to actual or potential conflicts of interests between them, then the Indemnitee shall have the right to retain its own counsel at the cost and expense of the indemnitor. The indemnitee cannot settle or compromise any third party claim so long as the Indemnitor is defending it in good faith, except that the indemnitee may settle or compromise any claim with respect to which it releases the Indemnitor from its indemnification obligations hereunder. If the
Indemnitor elects not to contest a Third Party Claim, the Indemnitee may undertake its defense, and the Indemnitor will be bound by the result obtained by the Indemnitee. The
Indemnitor may at any time request the Indemnitee to agree to the abandonment of the contest of the third party claim or to the payment or compromise by the Indemnitor of the asserted claim or demand. If the Indemnitee does not object in writing within fifteen (15) days of the Indemnitor's request, the Indemnitor may proceed with the action stated in the request.'If within that fifteen (15)day period the Indemnitee notifies the Indemnitor in writing that it has determined that the contest should be continued, the Indemnitor will be liable only for an amount up to the amount that the third
Party to the contested Third Party
Claim had agreed to accept in payment or compromise as of the time the Indemnitor made its request. This Subsection (i)is subject to the rights of any lndemnitee's insurance carrier that is defending the Third Party Claim.

(j)The party defending the third party claim will (a)consult with the other party throughout the pendency of the Third Party Claim regarding the investigation, defense, settlement, trial, appeal or other resolution of the Third Party Claim; and (b)afford the other party the opportunity to be associated in the defense of the Third Party Claim. The parties will cooperate in the defense of the Third Party Claim. The Indemnitee will make available to the Indemnitor or its representatives all records and other materials reasonably required by them for use in contesting any Third Party Claim (subject to obtaining a joint defense agreement to maintain the confidentiality of confidential or proprietary materials in a form reasonably acceptable to Indemnitor and Indemnitee). If requested by the Indemnitor, the
Indemnitee will cooperate with the Indemnitor and its counsel in contesting any Third Party
Claim that the Indemnitor elects to contest or, if appropriate, in making any counterclaim against the individual or entity asserting the claim or demand, or any cross-complaint against any individual or entity. The Indemnitor will reimburse the Indemnitee for any expenses incurred by Indemnitee in cooperating with or acting at the request of the Indemnitor.

(k) As used herein, "Indemnifiable Claim" means any Purchaser
Claim or
Fitchburg Claim. Notwithstanding anything to the contrary contained herein:

           (i)The Indemnitee will take all reasonable steps to mitigate all losses, damages and the like relating to an Indermnifiable Claim, including availing itself of any defenses, limitations, rights of contribution, claims against third persons and other rights at law or equity, and will provide such evidence and documentation of the nature and extent of the Indemnifiable Claim as may be reasonably requested by the Indemnitor. The
Indemnitee's reasonable steps include the reasonable expenditure of money to mitigate or otherwise reduce or eliminate any loss or expense for which indemnification would otherwise be due hereunder and the Indemnitor will reimburse the Indemnitee for the
Indemnitee's reasonable expenditures in undertaking the mitigation.

(ii)Any Indemnifiable Claim is limited to the amount of actual damages sustained by the lndemnitee by reason of such breach or nonperformace, exclusive of any consequential dangers and net of the dollar amount of(i)any insurance proceeds receivable by the Indernnitee or any of its affiliates from any third party insurer with respect to the Indemnifiable Claim, and (ii)any federal or state tax benefits realizable by the Indemnitee or any of its affiliates as the result of the loss related to such breach or nonperformance.

		(iii)No Party is required to indemnify the other Party hereunder(i)arising from any single circumstance if the amount of the Indemnifiable Claim does not exceed
        S5,OOO and (ii)unless and until the aggregate amount of all allowable Indemnifiable
	Claim(s)otherwise payable by the Indemnitor exceeds Three
Hundred Eighty-Four
Thousand Dollars ($384,000)and, in such event, the Indemnitor is responsible for the full amount of all Indemnifiable Claims and not only for the amount in excess of $384,000.

(l)With respect to any Third Party Claim for Remediation, the parties'obligations under these Subsections (i), (j)and (k)above are subject to the parties'rights and obligations under Section 10 and, in the event of any inconsistency between the parties'rights and obligations under Section 10, on the one hand, and Subsections
(i), (j)and (k)above on the
other hand, the provisions of Section 10 shall control.

(m)The obligations of the parties set under Sections l(d), 10 and 11 shall survive without limitation in time regardless of whether UI continues to own all or any portion of New Haven Harbor Station or its site; provided, however, that in the event UI assigns this Agreement as contemplated by Section 12(d)hereof, then UI shall, from and after the effective time of such assignment, be relieved of any further obligations or liability to
Fitchburg under said Sections l(d), 10 and 11, and Fitchburg will be deemed to have given its prior written consent thereto for purposes of said Section 12(d):

(n)The remedies set forth in this Section 11 constitute the sole and exclusive remedy for any post-closing claims made for any of the matters indemnified pursuan hereto. Each party waives any provision of law to the extent that it would limit or restrict the agreements contained in this Section Il.

SECTION 12. MISCELLANEOUS.

(a)All notices and other communications required or permitted hereunder shall be in writing and delivered to the parties by hand, prepaid first class mail, receipted private courier delivery, or by facsimile with confirmation following by first class mail, at the parties' respective addresses set forth below:

The United Illuminating Company
157 Church Street
P. O. Box 1564
New Haven, CT 06506-090
Attention: James F. Crowe

	Fitchburg Gas and Electric Light Compvly
	6 Liberty Lane West
	ijampton, NH 03842-I 720
	Attention: James G. Daly


(b)The captions in this Agreement are included for convenience of reference only and in no way define or delimit any of the provisions hereof or otherwise affect their construction or effect.

(c)If any provision of this Agreement shall be held or made invalid or enforceable in any respect by a court decision, statute, rule or otherwise, the remainder of this Agreement shall not be affected or impaired thereby.

(d)This Agreement may not be assigned by either party without the prior written consent of the other party hereto; provided, however, that this Agreement may be assigned without consent by UI to Wisvest or another purchaser of part or all of UI's 93.705%Ownership
Share in New Haven Harbor Station, so long as Wisvest or such purchaser from UI agrees to assume in writing all obligations of UI hereunder. Any assignment effected in accordance with this Section 12(d)will not relieve UI of any of its duties or obligations, or any current or future liability, under this Agreement without the prior written consent of Fitchburg.

(e)This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

(f)The agreements herein set forth have been made for the benefit of UI and Fitchburg and their respective successors and assigns, and no other person shall acquire or have any right under or by virtue of this Agreement.

(g)This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Connecticut, without regard to its conflicts of laws principles.

(h)Capitalized terms not expressly defined in this Agreement, including but not limited to the terms "Ownership Share" and "Participant" shall have the meanings given to those terms in the Joint Ownership Agreement.


IN WITNESS WHEREOF, the parties hereto have caused this agreement to be duly executed and delivered by their duly authorized officers as of the day and year above written,

Signed, sealed and
in the presence of:

THE UNITED ILLUMINATION COMPANY

FITCHBURG GAS AND ELECTRIC LIGHT
COMPANY



Exhibit 99.1

                                  SCHEDULE 14A
                     INFORMATION REQUIRED IN PROXY STATEMENT

                            SCHEDULE 14A INFORMATION

                    Proxy Statement Pursuant to Section 14(a)
                     of the Securities Exchange Act of 1934

                                 (Amendment No.)


Filed by the Registrant                       [X]
Filed by a party other than the Registrant    [ ]
Check the appropriate box:
   [ ]   Preliminary Proxy Statement
   [ ] Confidential, for Use of the Commission Only (as permitted by Rule 14a-6(e)(2))
   [X]   Definitive Proxy Statement
   [ ]   Definitive Additional Materials
   [ ]   Soliciting Material Pursuant to Rule 14a-11(c) or Rule 14a-12

                             Unitil Corporation
-----------------------------------------------------------------------------
              (Name of Registrant as Specified in Its Charter)


-----------------------------------------------------------------------------
   (Name of Person(s) Filing Proxy Statement, if other than the Registrant)


   Payment of Filing Fee (Check the appropriate box):
   [x]   No fee required
   [ ]   Fee computed on table below per Exchange Act Rules 14a-6(i)(1) and
         0-11.
         (1)   Title of each class of securities to which transaction applies:

               ---------------------------------------------------------------
         (2)   Aggregate number of securities to which transaction applies:

               ---------------------------------------------------------------
         (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (Set forth the amount on which the filing fee is calculated and state how it was determined):

               ---------------------------------------------------------------
         (4)   Proposed maximum aggregate value of transaction:

               ---------------------------------------------------------------
         (5)   Total fee paid:

               ---------------------------------------------------------------

   [ ]   Fee paid previously with preliminary materials.
   [ ]   Check box if any part of the fee is offset as provided by Exchange Act
Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.
         (1)   Amount previously paid:

               ---------------------------------------------------------------
         (2)   Form, Schedule or Registration Statement No.:

               ---------------------------------------------------------------
         (3)   Filing party:

               ---------------------------------------------------------------
         (4)   Date Filed:

               ---------------------------------------------------------------


[Unitil Logo]


                                                              March 10, 2000


Dear Fellow Shareholder,

The Annual Meeting of Common Shareholders is scheduled to be held on Thursday, April 20, 2000, at 10:30 A.M., at the office of the Company, 6 Liberty Lane West, Hampton, New Hampshire.

Enclosed you will find a 1999 annual report, a notice of meeting, a proxy statement and a proxy card to be used in connection with the meeting. This year, shareholders are being asked to vote on the election of three Directors.

We hope that you are able to attend the Annual Meeting. Your vote is important whether you own one share or many. Whether or not you plan to be present, we urge you to sign and promptly return the enclosed proxy card in the envelope provided.

Thank you for your continued interest in the Company.


                                       Sincerely,


                                       /s/ Robert G. Schoenberger
                                       Robert G. Schoenberger
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer


[Unitil Logo]


               NOTICE OF ANNUAL MEETING OF COMMON SHAREHOLDERS


                                       Hampton, New Hampshire
                                       March 10, 2000

To the Common Shareholders:

      You are hereby notified that the annual meeting of common shareholders of Unitil Corporation will be held at the office of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Thursday, April 20, 2000, at 10:30 A.M., for the following purposes:

      1.   To elect three Directors.

      2. To act on such other matters as may properly come before the meeting and any adjournments thereof.

      The enclosed form of proxy has been prepared at the direction of the Board of Directors of Unitil and is sent to you at its request. The persons named in said proxy have been designated by the Board of Directors.

      Regardless of whether or not you plan to attend the meeting, you can be sure your shares are represented at the meeting by promptly signing, dating and returning the enclosed proxy card in the postage-paid envelope, also enclosed. If for any reason you desire to revoke or change your proxy, you may do so at any time before it is voted.

      The Board of Directors fixed February 23, 2000 as the date for determining holders of record of Common Stock who are thereby entitled to notice of and to vote at this meeting and any adjournments thereof.

                                       By Order of the Board of Directors,



                                       Mark H. Collin
                                       Treasurer & Secretary


[Unitil Logo]


      6 Liberty Lane West
      Hampton, New Hampshire 03842-1720


                                                              March 10, 2000

                               Proxy Statement

            ANNUAL MEETING OF COMMON SHAREHOLDERS, APRIL 20, 2000

      This proxy statement is furnished in connection with the solicitation by the Board of Directors of proxies in the accompanying form for use at the 2000 annual meeting of common shareholders of Unitil Corporation ("Unitil" or "the Company"). Each proxy can be revoked at any time before it is voted by written notification to the Secretary of Unitil at the above address prior to the meeting, or in person at the meeting. Every properly signed proxy will be voted unless previously revoked.

      Unitil presently has seven subsidiaries, Concord Electric Company ("CECo"), Exeter & Hampton Electric Company ("E&H"), Fitchburg Gas and Electric Light Company ("FG&E"), Unitil Power Corp. ("Unitil Power"), Unitil Realty Corp. ("Unitil Realty"), Unitil Resources, Inc. ("Unitil Resources") and Unitil Service Corp. ("Unitil Service").

      The annual report of Unitil for the year 1999 is enclosed herewith and includes consolidated financial statements which are not part of this proxy statement.

      The voting securities of Unitil issued and outstanding on February 23, 2000 consisted of 4,717,022 shares of Common Stock, no par value, entitling the holders thereof to one vote per share. Holders of Common Stock of record on such date are entitled to notice of and to vote at the annual meeting and any adjournments thereof. A majority of the outstanding shares of Common Stock constitutes a quorum.

      Except as set forth below, no person owns of record and, to the knowledge of Unitil, no person owns beneficially more than five percent of the Common Stock of Unitil which may be voted at the meeting and any adjournments thereof.


 Name and Address            Shares of Common Stock    Percent of Shares
of Beneficial Owner            Beneficially Owned         Outstanding
------------------------------------------------------------------------

Charles H. Tenney II               270,964 (1)               5.74%
  30 Cedar Road
  Chestnut Hill, MA 02167
------------------------------------------------------------------------
NOTES:

<F1>  Based on information provided by Mr. Tenney. Total shares of Common
      Stock owned by Mr. Tenney include 3,456 shares which are held in trust under the terms of the Unitil Tax Deferred Savings and Investment Plan ("401(k)"). Mr. Tenney has voting power only with respect to the shares credited to his account. (See "Other Compensation Arrangements"). Mr. Tenney is the former Chairman and CEO and a former Director of the Company. Mr. Tenney did not stand for reelection to the Board of Directors in April, 1999, as a result of the age limitation policy adopted by the Board of Directors in 1998.

      The twelve Directors and the officers of Unitil as a group have beneficial ownership as of February 23, 2000 of 91,995 shares (1.95%) of Common Stock, of which they have direct beneficial ownership of 75,719 shares (1.61%), which excludes options to purchase 113,296 shares (2.40%) pursuant to the exercise of those options, and indirect beneficial ownership of 16,277 shares (0.35%). To the knowledge of Unitil, each of said Directors and officers has voting and investment power with respect to the shares directly owned. With regard to certain of the indirect beneficial ownership by said group, see the footnotes to the table contained in the section of this proxy statement entitled "As to the Election of Directors" setting forth certain information about the Directors of Unitil.

      Assuming a quorum is present, the favorable vote of a majority of the shares of Common Stock represented and voting will be required for approval of all matters, including the election of Directors, which may come before the meeting.

                       As to the Election of Directors
             --------------------------------------------------

      The By-Laws of Unitil provide for a Board of between nine and fifteen Directors divided into three classes, each class being as nearly equal in number as possible, and each with their respective terms of office arranged so that the term of office of one class expires in each year, at which time a corresponding number of Directors is elected for a term of three years. Unitil currently has twelve Directors.

      The Board of Directors has a stock ownership policy of the Board that no person be nominated as a candidate for Director for election to a second term as part of the slate of Directors proposed by the Company unless he or she is a beneficial owner, either directly or indirectly, of at least 1,000 shares of Unitil Common Stock. The Board of Directors also has an age limitation policy of the Board, which has been in effect since January, 1999, that no person be nominated as a candidate for Director for reelection as part of the slate of Directors proposed for election by the Company after he or she has reached age 70. W. William VanderWolk, Jr. and Franklin Wyman, Jr. will not stand for re-election this year as a result of this policy.

                  Information About Nominees for Directors
             --------------------------------------------------

      Each nominee has been a member of the Board of Directors since the date indicated. Proxies will be voted for the persons whose names are set forth below unless instructed otherwise. If any nominee shall be unable to serve, the proxies will be voted for such person as may be designated by management to replace such nominee. Each of the nominees has consented to being named in this proxy statement and to serve if elected. Unless otherwise indicated, all shares shown represent sole voting and investment power.

Nominees for Directors whose terms will expire in the year 2003

-------------------------------------------------------------------------------------------------------
                                                                                    Common Stock Owned
                                                                                     Beneficially on
                                                                       Director    February 23, 2000(1)
                                                                        Since             Shares
-------------------------------------------------------------------------------------------------------

William E. Aubuchon, III, Age 55                                       1999(2)       0
-------------------------------------------------------------------
  Chairman and Chief Executive Officer of W.E. Aubuchon
  Company, Inc. (retail hardware company), Westminster, MA,
  since 1993. Mr. Aubuchon is also a Director of the North Central
  Massachusetts Chamber of Commerce, since 1991, and a
  Director of the Mt. Wachusett Community College Foundation,
  Inc., Gardner, MA, since 1999.

Robert G. Schoenberger, Age 49                                         1997          73,590 (3)(4)(5)
-------------------------------------------------------------------
  Chairman of the Board and Chief Executive Officer of Unitil
  since 1997. Prior to his employment with Unitil,
  Mr. Schoenberger was President and Chief Operating Officer at
  the New York Power Authority ("NYPA") from 1993 until 1997.
  Prior to 1993, Executive Vice President - Finance and
  Administration, also at NYPA (state owned public power
  enterprise). Mr. Schoenberger is also a Director of the Greater
  Seacoast (NH) United Way since 1998, Director of Exeter Health
  Resources, Exeter, NH, since 1998, Director of Enermetrix.com,
  Maynard, MA, since 1999, and a Director of the New England
  Gas Association, since 1999.

Charles H. Tenney III, Age 52                                          1992           2,885
-------------------------------------------------------------------
  Director of Corporate Services, Log On America, Inc.,
  Providence, RI (New England regional competitive local
  exchange carrier and information/Internet service provider) since
  1999. Mr. Tenney is the former Secretary (1997-1999) of
  Northern Utilities, Inc., Portsmouth, NH (natural gas distributor)
  and former Secretary (1997-1999) of Granite State Gas
  Transmission, Inc., Portsmouth, NH. Mr. Tenney is also the former Clerk (1991-1999) of Bay State Gas Company, a
  subsidiary of NIPSCO Industries, Inc., Merrillville, IN. (utility holding company)


                         Information About Directors
                       Whose Terms of Office Continue
             --------------------------------------------------

                                                                                            Common Stock Owned
                                                                                              Beneficially on
                                                                    Director    Term to    February 23, 2000(1)
                                                                     Since       Expire           Shares
---------------------------------------------------------------------------------------------------------------


Michael J. Dalton, Age 59                                           1984          2001      61,753 (3)(6)(7)(8)
----------------------------------------------------------------
  President and Chief Operating Officer of Unitil. Mr. Dalton is
  also a Director, since 1996, and Secretary, since 1997, of the
  University of New Hampshire Foundation, and Chairman of the
  University of New Hampshire President's Council since 1995.

Albert H. Elfner, III, Age 55                                       1999          2002       1,155
----------------------------------------------------------------
  Retired Chairman (1994 - 1999) and Chief Executive Officer
  (1995 - 1999) of Evergreen Investment Management
  Company, Boston, MA. Mr. Elfner is also a Director of Polaris
  International Investment Trust Company, Taipei, Taiwan,
  ROC. Mr. Elfner is a former Chairman and Director
  (1995 - 1999) of Keystone Trust Company, Portsmouth, NH,
  and a former Director (1998 - 1999) of Investment Mutual
  Insurance Company, Washington, DC.

Ross B. George, Age 67                                              1999          2002       2,655
----------------------------------------------------------------
  Chairman of the Board, since 1999 (Director since 1988) of
  Simonds Industries, Inc., ("Simonds") Fitchburg, MA.
  Mr. George served as Chief Executive Officer (1995 - 1999)
  and President and Chief Operating Officer (1988 - 1995), also at Simonds (industrial cutting tools manufacturing company).

Bruce W. Keough, Age 43                                             1998          2001       2,355
----------------------------------------------------------------
  Real estate developer and private equity investor. Mr. Keough is also Chairman of the Board of Trustees of the University
  System of New Hampshire since 1999 (Trustee since 1997).
  Mr. Keough is also a former New Hampshire State Senator
  (1994 - 1996) and a member of the Board of Governors of
  New Hampshire Public Television since 1997.

J. Parker Rice, Jr., Age 74                                         1992          2001       1,807
----------------------------------------------------------------
  Retired, since 1999, Director, former President and Treasurer of Hyland/Rice Office Products, Inc., Fitchburg, MA (office products dealer).

M. Brian O'Shaughnessy, Age 57                                      1998          2002         455
----------------------------------------------------------------
  Chairman of the Board, Chief Executive Officer and President
  of Revere Copper Products, Inc., Rome, NY, since 1988.

Joan D. Wheeler, Age 62                                             1994          2001       1,355
----------------------------------------------------------------
  Owner of the Russian Gallery, Marblehead, MA (art gallery).
  Ms. Wheeler is a former Director of Shaw's Supermarkets,
  Inc. (1979 - 1987), a former Director of Granite Bank, Keene,
  NH, and a former Trustee of Franklin Pierce College.

---------------------------------------------------------------------------------------------------------------
NOTES:

      Except as otherwise noted, each of the persons named above has held his present position (or another executive position with the same employer) for more than the past five (5) years.

<F1>  Based on information furnished to Unitil by the nominees and continuing Directors. No Director standing for election, no Director whose term is continuing and no officer owns more than one percent of the total outstanding shares.
<F2>  Mr. Aubuchon is a Director nominee elected to the Board by the Board of Directors upon recommendation by the Executive Committee in December, 1999. Mr. Aubuchon has not previously been elected by the shareholders of the Company.
<F3>  Included are 1,294 and 4,439 shares which are held in trust for
      Messrs. Schoenberger and Dalton, respectively, under the terms of the Unitil Tax Deferred Savings and Investment Plan ("401(k)"). Messrs. Schoenberger and Dalton have voting power only with respect to the shares credited to their accounts. For further information regarding 401(k), see "Other Compensation Arrangements - Tax-Qualified Savings and Investment Plan" below.
<F4>  Included are 28,296 options which Mr. Schoenberger has the right to purchase pursuant to the exercise of those options under the terms of the 1989 Key Employee Stock Option Plan ("KESOP"). For further information regarding the KESOP, see "Other Compensation Arrangements" below.
<F5>  Included are 40,000 options which Mr. Schoenberger has the right to purchase upon the exercise of those options under the terms of the 1998 Stock Option Plan ("Option Plan"). See "Other Compensation Arrangements." Mr. Schoenberger was granted 20,000 options in March, 1999, and 20,000 options in January, 2000, all of which will vest at a rate of 25% in year one, 25% in year two, and 50% in year three, following the dates of the respective grants.
<F6>  Included are 20,000 options which Mr. Dalton has the right to purchase upon the exercise of those options under the terms of the 1998 Stock Option Plan ("Option Plan"). See "Other Compensation Arrangements." Mr. Dalton was granted 10,000 options in March, 1999, and 10,000 options in January, 2000, all of which will vest at a rate of 25% in year one, 25% in year two, and 50% in year three, following the dates of the respective grants.
<F7>  Included are 100 shares held by Mr. Dalton jointly with his wife with whom he shares voting and investment power.
<F8>  Included are 9,501 shares held by a member of Mr. Dalton's family. He has no voting rights or investment power with respect to, and no beneficial interest in, such shares.

      The Board of Directors met six times in 1999. During 1999, Directors attended an average of 97% of all meetings of the Board of Directors held and of all meetings held by all Committees of the Board on which they served, if any.

      Section 17(a) of the Public Utility Holding Company Act of 1935 and
Section 16(a) of the Securities Exchange Act of 1934 require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports of ownership and changes in share ownership with the Securities and Exchange Commission and the American Stock Exchange and to furnish the Company with copies of all Section 17(a) and Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that such forms were not required for those persons, the Company believes that all filing requirements applicable to its officers and directors during 1999 and through February, 2000, were met.

                          Compensation of Directors
             --------------------------------------------------

      In 1999, members of the Board of Directors who are not officers of Unitil or any of its subsidiaries received an annual retainer fee of $7,000 in cash and $5,500 in Unitil Common Stock, and $500 for each Board meeting attended. Members of the Executive Committee, who are not officers of Unitil or any of its subsidiaries, received an annual retainer fee of $3,000 and $400 for each meeting attended. The Chairman of the Executive Committee received an annual retainer fee of $15,000, and $400 for each meeting attended. Members of the Audit Committee and Compensation Committee received an annual retainer fee of $1,000 and $400 for each meeting attended. The Chairman of the Audit Committee and the Chairman of the Compensation Committee received an annual retainer fee of $2,000, respectively, and $400 for each meeting attended. Those Directors of Unitil who also serve as Directors of CECo, E&H or FG&E and who are not officers of Unitil or any of its subsidiaries received a meeting fee of $100 per subsidiary meeting attended and no annual retainer fee from CECo, E&H or FG&E. All Directors are entitled to reimbursement of expenses incurred in connection with attendance at meetings of the Board of Directors and any Committee on which they serve.

      As part of the Company's overall support for charitable institutions, in 1999 the Company instituted a program which provides a perpetual gift of $1,000 annually to the Greater Seacoast United Way ("United Way") on behalf of each Director who retires from the Board. The Director(s) receive no financial benefit from this program as the charitable deductions accrue solely to the Company. In 1999, three Directors retired from the Board.

      In 1999, the Board of Directors approved the Unitil Corporation Directors' Deferred Compensation Plan ("Deferred Plan") for the purpose of allowing non-employee members of the Board to defer payment of all or a specified part of compensation for services performed as Directors. The Deferred Plan is administered by the Compensation Committee and stipulates that eligible Directors may elect to defer all or a portion of their cash retainer and meeting fees. Separate accounts are maintained for each Director participant, which are an unfunded liability of the Company. Additionally, accounts are credited monthly with interest based on the current rate of 60-month Treasury bills. Funds contributed and interest credited is tax deferred until withdrawn from the Deferred Plan. Director participants may elect to withdraw funds from the Deferred Plan after a fixed amount of time, upon resignation or retirement from the Board, upon death or disability, or upon a Change in Control. Withdrawals may be taken in cash, either in one lump sum or in a series of installments.

                    Committees of the Board of Directors
             --------------------------------------------------

                             Executive Committee
                           ----------------------

      The Executive Committee of the Board of Directors held 11 meetings in 1999. Its members are Bruce W. Keough, Robert G. Schoenberger, W. William VanderWolk, Jr. (Chairman), Joan D. Wheeler and Franklin Wyman, Jr. This Committee's responsibility is to review and oversee corporate policies related to the Company's long-range strategic business, financial and operating plans. In addition, the Executive Committee also acts as a nominating committee. In its function as a nominating committee, the committee coordinates suggestions or searches for potential nominees for Board members; reviews and evaluates qualifications of potential Board members; and recommends to the Board of Directors nominees for vacancies occurring from time to time on the Board of Directors. The Committee will consider nominees recommended by shareholders upon timely submission of the names of such nominees with qualifications and biographical information forwarded to the Executive Committee of the Board of Directors. The Executive Committee's duties also include the review and recommendation of corporate governance standards and the annual review of Board member and CEO performance.

                               Audit Committee
                           ----------------------

      The Audit Committee of the Board of Directors, which held two meetings in 1999, consists of Ross B. George, M. Brian O'Shaughnessy, and J. Parker Rice, Jr. (Chairman). The duties of this Committee encompass making recommendations on the selection of Unitil's independent auditors; conferring with such auditors regarding, among other things, the scope of their examination, with particular emphasis on areas where special attention should be directed; reviewing the accounting principles and practices being followed by Unitil; assessing the adequacy of Unitil's interim and annual financial statements; reviewing the internal audit controls of Unitil and its subsidiaries; performing such other duties as are appropriate to monitor the accounting and auditing policies and procedures of Unitil and its subsidiaries; and reporting to the full Unitil Board from time to time. In addition, beginning in 1998 and throughout 1999, the Audit Committee also had the responsibility of monitoring the Company's progress regarding the Year 2000 date recognition matter. At the Committee's meetings, reports from management were presented regarding the Company's Year 2000 remediation and testing efforts. Additionally, the Committee, at its discretion, meets independently with the Company's external auditors and/or the Company's internal auditor.

                           Compensation Committee
                           ----------------------

      The Compensation Committee of the Board of Directors, which held three meetings in 1999, consists of Albert H. Elfner, III, Bruce W. Keough (Chairman), and Charles H. Tenney III. The duties of this Committee include studying and making recommendations to the Board of Directors with respect to base and incentive compensation plans and payments and other benefits to be paid to the officers of Unitil. The Compensation Committee's duties also include the annual review of management succession planning, administration of the Company's Stock Option Plans, administration of merit, incentive and commission compensation plans for all appropriate personnel and administration of the Directors' Deferred Compensation Plan.

                    Report of the Compensation Committee
             --------------------------------------------------

      Upon the recommendation of the Compensation Committee, the Board of Directors votes to approve the compensation of the Chief Executive Officer. The Committee reports all of its decisions to the Board. The Board unanimously has accepted each of the recommendations described below made in 1999 and to date in 2000. The Committee also votes the compensation of all other Company executive officers listed in the Summary Compensation Table, as well as other senior employees. The Board has ratified the compensation decision for these executive officers.

      The overall objective of the Company's Board of Directors, and specifically this Compensation Committee, in setting compensation for Unitil's executive officers is to attract, retain and reward managers who are committed to solid financial performance and foster excellence in the management of the assets of the Company and who can successfully lead the Company as the industry undergoes unprecedented change and restructuring. To help meet these objectives, the Committee believes it is important for the Company to provide compensation to its executive officers, which varies directly with the performance of the Company.

      The Company pays both "base" and "variable" compensation to its officers. The base component of compensation is determined under Unitil's salary policy which is reviewed from time to time by outside consultants as to its competitiveness. Variable compensation is based on factors that measure the success of the Company for any given year and is governed by Unitil's Management Incentive Plan ("Incentive Plan"). The factors under the Incentive Plan provide a cash incentive opportunity if the Company meets certain targets for earnings and a high performing work force. The bonus opportunities are set by level of the executive position according to other companies in the utility industry. In 1999, threshold levels of the goals defined under the Incentive Plan were not achieved. Given earnings for 1999, there would have been no payout for 1999 according to the provisions of the Incentive Plan. The terms and provisions of the Incentive Plan provide the Committee with discretion to take extenuating circumstances into account when reviewing actual performance. In exercising its duties under the Incentive Plan, the Committee determined that it needed to take into account the bankruptcy of the Company's largest customer, adverse regulatory rulings, another record warm winter, continued cost pressures of industry restructuring, and the Company's investment in growth initiatives, all of which occurred during 1999. After consideration of these factors, and upon consultation with a nationally known compensation consulting firm, the Committee decided to grant an incentive payout of 60% of target. The payout for 1999 performance was made in February, 2000, and will therefore be reflected on the "Compensation of Officers" Table in the 2000 Proxy Statement.

      In addition, to further align the interest of the Company's management with shareholders and customers, the Company, in 1998, instituted a Stock Option Plan ("Option Plan"). The Option Plan provides grants of options to buy common shares of Company Stock. The Option Plan anticipates the granting of options over a period of five years, and each grant will vest over a three-year period. Each option grant is priced at the market price on the date of the grant. This plan emphasizes long-term growth of the price of the Company's common stock. In March, 1999, the Committee granted a total of 62,000 options to the members of senior management.

      The compensation of the Chief Executive Officer ("CEO"), is governed by these same plans and objectives. As Chairman of the Board and CEO, Mr. Schoenberger was paid an annual base salary of $267,048 in 1999. This amount, based on the terms of Mr. Schoenberger's 1997 employment agreement calling for $245,000 per annum with an annual performance and salary review, was determined in accordance with Unitil's salary policy. Mr. Schoenberger's employment agreement with the Company is further detailed on page 15.

      The Committee periodically reviews each component of the Company's executive compensation program to ensure that pay levels and incentive opportunities are competitive and that incentive opportunities are linked to Company performance. The Company engaged a nationally known compensation consulting firm in 1998 to review the competitiveness of the total compensation package for the CEO and other executive positions. As a result of this review, the Company adopted a new salary policy, new base salary ranges, a new Management Incentive Plan (see "Other Compensation Arrangements") and a new non-qualified Stock Option Plan (see "Other Compensation Arrangements"). These new policies and plans brought the Company's compensation practices into line with current market conditions for competitive pay levels of utility executives, and better support the achievement of the Company's mission and strategies.

                                     Compensation Committee Members
                       -----------------------------------------------------
                           Albert H. Elfner, III, Bruce W. Keough, Chairman,
                                                   and Charles H. Tenney III


                   Stock Performance Graph and Information
             --------------------------------------------------

Comparative Five-Year Cumulative Total Returns
----------------------------------------------------------------------------

                1994    1995    1996    1997    1998    1999
                --------------------------------------------

Unitil          $100    $138    $141    $183    $180    $300
Peer Group      $100    $132    $132    $157    $146    $151
S&P 500         $100    $137    $167    $221    $282    $335

The graph above assumes $100 invested on December 31, 1993, in each category and the reinvestment of all dividends during the period. The Peer Group is comprised of the S&P 40 Utilities.
----------------------------------------------------------------------------

                          Compensation of Officers
             --------------------------------------------------

The tabulation below shows the compensation Unitil, or any of its subsidiaries, has paid to its Chief Executive Officer and its most highly compensated officers whose total annual salary and bonus were in excess of $100,000 during the year 1999.

                         SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------

                                                                                 Long Term Compensation
                                                                          -----------------------------------
                                             Annual Compensation                 Awards             Payouts
                                      --------------------------------    ------------------------    -------
                                                                Other
Name and                                                        Annual    Restricted                             All Other
Principal                             Salary          Bonus      Comp.      Stock                      LTIP        Comp.
Position(1)                   Year      ($)           ($)(2)      ($)      Awards($)    Options(#)    Payouts       ($)
--------------------------------------------------------------------------------------------------------------------------
    (a)                       (b)       (c)            (d)        (e)        (f)           (g)          (h)         (i)
--------------------------------------------------------------------------------------------------------------------------

Robert G. Schoenberger(3)     1999    $267,048        $109,415    --         --          20,000(5)      --       $ 6,080(7)
Chairman of the Board &       1998     245,003              --    --         --              --         --
Chief Executive Officer       1997      65,833(4)           --    --         --          25,000(6)      --

Michael J. Dalton             1999    $199,500        $ 67,882    --         --          10,000(5)      --       $ 7,271(8)
President & Chief             1998     190,005          67,959    --         --              --         --
Operating Officer             1997     174,000          63,834    --         --              --         --

Anthony J. Baratta, Jr.(9)    1999    $159,078        $ 33,606    --         --          10,000(5)      --       $26,667(11)
Senior Vice President &       1998     107,501(10)          --    --         --              --         --
Chief Financial Officer       1997          --              --    --         --              --         --

James G. Daly(12)             1999    $151,668        $ 38,074    --         --           2,500(5)      --       $ 4,962(13)
Senior Vice President,        1998     142,092          39,314    --         --              --         --
Unitil Service                1997     125,625          33,568    --         --              --         --

George R. Gantz               1999    $132,420        $ 32,261    --         --           2,500(5)      --       $ 4,540(14)
Senior Vice President,        1998     120,399          39,314    --         --              --         --
Unitil Service                1997     104,475          33,658    --         --              --         --

--------------------------------------------------------------------------------------------------------------------------
NOTES:

<F1>  Officers of the Company also hold various positions with subsidiary companies. Compensation for those positions is included in the above table.
<F2>  Bonus amounts reflected are comprised of the Unitil Management
      Incentive Plan ("Incentive Plan") cash awards paid in February, 1999, for 1998 results. The terms of the Incentive Plan provide a cash incentive opportunity if the Company meets certain pre-established performance targets (see "Other Compensation Arrangements").
<F3>  Robert G. Schoenberger was elected Chairman of the Board and Chief
      Executive Officer in October 1997. Mr. Schoenberger was not employed by the Company or any of its subsidiary companies prior to October 1997.
<F4>  Base salary paid to Mr. Schoenberger for 1997 includes salary for the months of November and December, and a $25,000 payment received on his first day of employment with the Company. Mr. Schoenberger's annual base salary in 1997 was $245,000.
<F5>  Options were granted in March, 1999, under the 1998 Stock Option Plan
      ("Option Plan"). Options will vest at a rate of 25% in year one, 25% in year two, and 50% in year three, following the date of the grant. As of February, 2000, no options are vested and no options are exercisable.
<F6>  Options were granted to Mr. Schoenberger on November 3, 1997, under the Key Employee Stock Option Plan (see "Other Compensation Arrangements" and subsequent notes).
<F7>  All Other Compensation for Mr. Schoenberger for the year 1999 includes
      401(K) company contribution, and Group Term Life Insurance payment valued at $4,800 and $1,280, respectively.
<F8>  All Other Compensation for Mr. Dalton for the year 1999 includes,
      401(K) company contribution and Group Term Life Insurance payment, valued at $4,800 and $2,471, respectively.
<F9>  Anthony J. Baratta, Jr. began his employment with the Company as
      Senior Vice President and Chief Financial Officer in April, 1998. Mr. Baratta was not employed by the Company or any of its subsidiary companies prior to April, 1998.
<F10> Base salary paid to Mr. Baratta for 1998 includes salary for the
      months of April through December.       Mr. Baratta's annual salary in
      1998 was $150,000.
<F11> All Other Compensation for Mr. Baratta for the year 1999 includes,
      401(K) company contribution, Group Term Life Insurance payment, and taxable relocation payment valued at $4,770, $1,897 and $20,000, respectively.
<F12> Mr. Daly resigned from the Company on February 7, 2000.
<F13> All Other Compensation for Mr. Daly for the year 1999 includes 401(K)
      company contribution and Group Term Life Insurance payment, valued at $4,550 and $411, respectively.
<F14> All Other Compensation for Mr. Gantz for the year 1999 includes 401(K)
      company contribution and Group Term Life Insurance payment, valued at $3,973 and $568, respectively.

                       Other Compensation Arrangements
             --------------------------------------------------

      The table below provides information with respect to options granted in fiscal 1999 under the 1998 Stock Option Plan (See also "Other Compensation Arrangements") to the named executive officers in the Summary Compensation table. The Company has no compensation plan under which Stock Appreciation Rights (SARs) are granted and thus reference to SARs has been omitted from the table.

                      OPTION GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------


                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                         Individual Grants                                Annual Rates of Stock
                                                                                          Price Appreciation for
                                                                                                Option Term
----------------------------------------------------------------------------------------------------------------
          (a)                  (b)           (c)                 (d)               (e)         (f)         (g)
----------------------------------------------------------------------------------------------------------------
                                         % of Total          Option Price
                           Number of      Options      -----------------------
                           Securities    Granted to                    Market
                           Underlying    Employees     Exercise or    Price on
                            Options      in Fiscal     Base Price      Date of    Exp.
         Name              Granted(#)       Year          ($/Sh)        Grant     Date        5%($)      10%($)
----------------------------------------------------------------------------------------------------------------

Robert G. Schoenberger
Chairman of the Board &      20,000         32.3%        $23.375      $23.375     3/5/09    $294,000    $745,000
Chief Executive Officer

Michael J. Dalton
President &                  10,000         16.1%        $23.375      $23.375     3/5/09    $147,000    $372,500
Chief Operating Officer

Anthony J. Baratta, Jr.
Senior Vice President &      10,000         16.1%        $23.375      $23.375     3/5/09    $147,000    $372,500
Chief Financial Officer

James G. Daly
Senior Vice President,        2,500          4.0%        $23.375      $23.375     3/5/09    $ 36,750    $ 93,125
Unitil Service

George R. Gantz
Senior Vice President,        2,500          4.0%        $23.375      $23.375     3/5/09    $ 36,750    $ 93,125
Unitil Service

     The table below provides information with respect to options to purchase shares of the Company's Common Stock exercised in fiscal 1999 under the 1989 Key Employee Stock Option Plan ("KESOP") and the value of unexercised options granted in prior years and in 1999 under the KESOP and the 1998 Stock Option Plan ("Option Plan"), respectively, to the named executive officers in the Summary Compensation Table and held by them as of December 31, 1999.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR (FY)
                       AND FY-END OPTION VALUES (1)(2)
----------------------------------------------------------------------------

                                                      Number of Unexercised           Value of Unexercised
                           Shares                           Options at                In-the-Money Options
                          Acquired                          FY-End (#)                   at FY-End ($)
                             on         Value     ----------------------------     -------------------------
                          Exercise    Realized            Exercisable/                   Exercisable/
          Name              (#)          ($)              Unexercisable                  Unexercisable
------------------------------------------------------------------------------------------------------------
          (a)               (b)          (c)                   (d)                            (e)
------------------------------------------------------------------------------------------------------------

Robert G. Schoenberger         --           --    exercisable      25,000(3)(4)    exercisable      $487,750
Chairman of the Board &                           unexercisable    20,000          unexercisable    $247,500
Chief Executive Officer

Michael J. Dalton          12,000     $197,280    exercisable           0          exercisable      $      0
President &                                       unexercisable    10,000          unexercisable    $123,750
Chief Operating Officer

Anthony J. Baratta, Jr.        --           --    exercisable           0          exercisable      $      0
Senior Vice President &                           unexercisable    10,000          unexercisable    $123,750
Chief Financial Officer

James G. Daly                  --           --    exercisable           0          exercisable      $      0
Senior Vice President,                            unexercisable     2,500          unexercisable    $ 30,938
Unitil Service

George R. Gantz             5,078     $ 69,873    exercisable           0          exercisable      $      0
Senior Vice President,                            unexercisable     2,500          unexercisable    $ 30,938
Unitil Service

------------------------------------------------------------------------------------------------------------
NOTES:

<F1>  The KESOP authorizes the Compensation Committee to provide in the award agreements that the participant's right to exercise the options provided for therein will be accelerated upon the occurrence of a "Change in Control" of Unitil. The term "Change in Control" is defined in substantially the same manner as in the Severance Agreements as defined on pages 14 and 15. All of the award agreements entered into with participants in the KESOP to date contain such a "Change in Control" provision. Each award agreement also provides that, upon the exercise of an option on or after a Change in Control, Unitil shall pay to the optionee, within five business days, a lump sum cash amount equal to the economic benefit of the optionee's outstanding options and associated dividend equivalents that the optionee would have received had the option remained unexercised until the day preceding the expiration of the grant. Upon the exercise of any option by an employee and upon payment of the option price for shares of Unitil Common Stock as to which the option was granted (the "Primary Shares"), Unitil will cause to be delivered to such employee (i) the Primary Shares and (ii) the number of shares of Unitil Common Stock (the "Dividend Equivalent Shares") equal to the dollar amount of dividends which would have been paid on the Primary Shares (and previously accrued Dividend Equivalent Shares) had they been outstanding, divided by the fair market value of Unitil Common Stock determined as of the record date for each dividend. All options, with the exception of Mr. Schoenberger's options (see Note 3), associated with the KESOP were exercised as of March 7, 1999.
<F2>  The Option Plan authorizes the Compensation Committee to provide in the award agreements that the participant's right to exercise the options provided for therein will be accelerated upon the occurrence of a "Change in Control" of Unitil, and will become 100% vested and fully exercisable. The term "Change in Control" is defined in substantially the same manner as in the Severance Agreements as defined on pages 14 and 15. All of the award agreements entered into with participants in the Option Plan to date contain such a "Change in Control" provision. All options reported as "unexercisable" in the table were granted in March, 1999, under the Option Plan.
<F3>  In accordance with the terms of Mr. Schoenberger's employment agreement, on November 3, 1997, he received 25,000 options to purchase shares of Company stock under the KESOP. The options granted to Mr. Schoenberger became exercisable on November 3, 1998. In 1998, the Compensation Committee extended the expiration date of Mr. Schoenberger's options until November 3, 2007 (ten years from the date of the grant), because the Option Plan originally provided ten years between the grant and expiration of options.
<F4>  Mr. Schoenberger's exercisable options listed in column (d) in the table above do not include non-preferential dividend equivalents associated with options outstanding.

      In December, 1998, the Unitil Board of Directors adopted the Unitil Corporation 1998 Stock Option Plan ("Option Plan"). The Company intends to grant stock options each year through March 1, 2004 under the plan to certain employees and directors, for the purchase of up to 350,000 shares of Unitil Common Stock. To date, grants were made to certain management employees in March, 1999, and in January, 2000. Each option grant will vest over a three year period and each grant will expire ten years after the date of grant.

      The purpose of the Option Plan is to provide an incentive to key employees and directors of Unitil and its affiliates who are in a position to contribute materially to the long-term success of Unitil and/or its affiliates, to increase their interest in the welfare of Unitil and its affiliates, and to attract and retain employees and directors of outstanding ability. The Compensation Committee will administer the plan. The Committee has the authority to interpret the plan and to designate recipients of the stock options.

      Stock options granted under the Option Plan will entitle the holders of those options to purchase up to the number of shares of common stock specified in the grant at a price established by the Committee. All grants will be issued at 100% of market value. Under the Option Plan, stock options for shares constituting not more than five percent of the common stock may be issued in any one year.

      The Company adopted a new Management Incentive Plan and a new Employee Incentive Plan in December, 1998, to provide cash incentive payments which are tied directly to achievement of the Company's strategic goals. Annual goals are established each year by the Board of Directors and payment of awards are made in February of the year following achievement of the goals. Target incentive payments have been established which vary based upon the grade level of each position. Actual awards can be less than or greater than the target payout depending upon actual results achieved.

      Unitil maintains a tax-qualified defined benefit pension plan and related trust agreement (the "Retirement Plan"), which provides retirement annuities for eligible employees of Unitil and its subsidiaries. Since the Retirement Plan is a defined benefit plan, no amounts were contributed or accrued specifically for the benefit of any officer of Unitil under the Retirement Plan. Directors of Unitil who are not and have not been officers of Unitil or any of its subsidiaries are not eligible to participate in the Retirement Plan.

      The table below sets forth the estimated annual benefits (exclusive of Social Security payments) payable to participants in the specified compensation and years of service classifications, assuming continued active service until retirement. The average annual earnings used to compute the annual benefits are subject to a $160,000 limit.

                             PENSION PLAN TABLE
----------------------------------------------------------------------------

                                                ANNUAL PENSION
                              ----------------------------------------------------
Average Annual Earnings        10 Years      20 Years      30 Years      40 Years
Used for Computing Pension    of Service    of Service    of Service    of Service
----------------------------------------------------------------------------------

        $100,000                20,000        40,000        50,000        55,000
         125,000                25,000        50,000        62,500        68,750
         150,000                30,000        60,000        75,000        82,500
         160,000                32,000        64,000        80,000        88,000

      The present formula for determining annual benefits under the Retirement Plan's life annuity option is (i) 2% of average annual salary (average annual salary during the five consecutive years out of the last twenty years of employment that give the highest average salary) for each of the first twenty years of benefit service, plus (ii) 1% of average annual salary for each of the next ten years of benefit service and (iii) 1/2% of average annual salary for each year of benefit service in excess of thirty, minus (iv) 50% of age 65 annual Social Security benefit (as defined in the Retirement Plan), and (v) any benefit under another Unitil retirement plan of a former employer for which credit for service is given under the Retirement Plan. A participant is eligible for early retirement at an actuarially reduced pension upon the attainment of age 55 with at least 15 years of service with Unitil or one of its subsidiaries. A participant is 100% vested in his benefit under the Retirement Plan after 5 years of service with Unitil or one of its subsidiaries. As of January 1, 2000, Messrs. Schoenberger, Dalton, Baratta, Daly and Gantz had 2, 32, 1, 11 and 16 credited years of service, respectively, under the Retirement Plan.

      Unitil also maintains a Supplemental Executive Retirement Plan ("SERP"), a non-qualified defined benefit plan. SERP provides for supplemental retirement benefits to executives selected by the Board of Directors. At the present time, Messrs. Schoenberger and Dalton are eligible for SERP benefits upon attaining normal or early retirement eligibility. Annual benefits are based on a participant's final average earnings less the participant's benefits payable under the Retirement Plan, less other retirement income payable to such participant by Unitil or any previous employer and less income that a participant receives as a primary Social Security benefit. Early retirement benefits are available to a participant, with the Unitil Board's approval, if the participant has attained age 55 and completed 15 years of service. Should a participant elect to begin receiving early retirement benefits under SERP prior to attaining age 60, the benefits are reduced by 5% for each year that commencement of benefits precedes attainment of age 60. If a participant terminates employment for any reason prior to retirement, the participant will not be entitled to any benefits. Under the SERP, Messrs. Schoenberger and Dalton would be entitled to receive an annual benefit of $38,551 and $28,191, respectively, assuming normal retirement at age 65 and that their projected final average earnings are equal to the average of their respective three consecutive years of highest compensation prior to retirement.

      Unitil and certain subsidiaries maintain severance agreements (the "Severance Agreements") with certain management employees, including Executive Officers. The Severance Agreements are intended to help assure continuity in the management and operation of Unitil and its subsidiaries in the event of a proposed "Change in Control". Each Severance Agreement only becomes effective upon the occurrence of a Change in Control of Unitil as defined in the Severance Agreements. If an employee's stipulated compensation and benefits, position, responsibilities and other conditions of employment are reduced during the thirty-six month period following a Change in Control, the employee is entitled to a severance benefit.

      The severance benefit is a lump sum cash amount equal to (i) the present value of three years' base salary and bonus; (ii) the present value of the additional amount the employee would have received under the Retirement Plan if the employee had continued to be employed for such thirty-six month period; (iii) the present value of contributions that would have been made by Unitil or its subsidiaries under the 401(k) if the employee had been employed for such thirty-six month period; and (iv) the economic benefit on any outstanding Unitil stock options and associated dividend equivalents, if applicable, assuming such options remained unexercised until the day preceding the expiration of the grant, including the spread on any stock options that would have been granted under the Option Plan if the employee had been employed for such thirty-six month period. Each Severance Agreement also provides for the continuation of all employee benefits for a period of thirty-six months, commencing with the month in which the termination occurred. In addition, pursuant to each Severance Agreement, Unitil is required to make an additional payment to the employee sufficient on an after-tax basis to satisfy any additional individual tax liability incurred under Section 280G of the Internal Revenue Code of 1986, as amended, in respect to such payments.

      The Company entered into an employment agreement with Mr. Schoenberger on November 1, 1997. The term of the agreement is for three years with an expiration date of October 31, 2000. Under the terms of the employment agreement, Mr. Schoenberger will receive an annual base salary of $245,000 which is subject to annual review by the Board for discretionary periodic increases in accordance with the Company's compensation policies. Mr. Schoenberger is entitled to participate in the Company's SERP, Executive Supplemental Life Insurance Program and all other employee benefit plans made available by the Company. On November 3, 1997, Mr. Schoenberger also received 25,000 options to purchase shares of Company stock under the Company's 1989 Key Employee Stock Option Plan ("KESOP"). In 1998, the Compensation Committee extended the expiration date of the options granted to Mr. Schoenberger under the KESOP until November 3, 2007. Said options were originally set to expire on March 7, 1999. Mr. Schoenberger was reimbursed for all reasonable interim living and reasonable travel expenses during 1997 and 1998. In addition, in 1998, Mr. Schoenberger was reimbursed for all direct moving expenses and received $50,000 when he relocated to the area, as was stipulated in the terms of his employment agreement. The agreement also provides that the Company and Mr. Schoenberger enter into a Severance Agreement, more fully described above. Mr. Schoenberger and the Company entered into said Severance Agreement in February, 1998. The Company, by action of the Board, may terminate Mr. Schoenberger's employment for any reason. If Mr. Schoenberger's employment is terminated by the Company during the term of the agreement for any reason other than Cause, death or disability, the Company shall pay Mr. Schoenberger's base pay at the rate in effect on the date of employment termination and benefits until the end of the term of the agreement, or if employment termination is after November 1, 1999, for one year.

               As to Other Matters to Come Before the Meeting
             --------------------------------------------------

      The Board of Directors does not intend to bring before the meeting any matters other than the one referred to above and knows of no other matters which may properly come before the meeting. If any other matters or motions come before the meeting, it is the intention of the persons named in the accompanying form of proxy to vote such proxy in accordance with their judgment on such matters or motions, including any matters dealing with the conduct of the meeting.

      The Board of Directors has selected and employed the firm of Grant Thornton as Unitil's independent certified public accountants to audit Unitil's financial statements for the fiscal year 1999. A representative of the firm will be present at the meeting and will be available to respond to appropriate questions. It is not anticipated that such representative will make a prepared statement at the meeting; however, he will be free to do so if he so chooses.

      Any proposal submitted by a shareholder of Unitil for inclusion in the proxy material for the 2001 annual meeting of shareholders must be received by Unitil at its Corporate Headquarters not later than December 20, 2000.

                 Solicitation, Revocation and Use of Proxies
             --------------------------------------------------


      Shares of Unitil Common Stock represented by properly executed proxies received by Unitil prior to or at the meeting will be voted at the meeting in accordance with the instructions specified on the proxies. If no instructions are specified on such proxies, shares will be voted FOR the election of the nominees for Directors. Abstentions and non-votes will have the same effect as negative votes.

      Any Unitil shareholder who executes and returns a proxy has the power to revoke such proxy at any time before it is voted by filing with the Secretary of Unitil, at the address of Unitil set forth above, written notice of such revocation or a duly executed proxy bearing a later date, or by attending and voting in person at the meeting. Attendance at the meeting will not in and of itself constitute a revocation of a proxy.

      Unitil will bear the costs of solicitation by the Board of Directors of proxies from Unitil shareholders. In addition to the use of the mail, proxies may be solicited by the Directors, officers and employees of Unitil by personal interview, telephone, telegram or otherwise. Such Directors, officers and employees will not be additionally compensated, but may be reimbursed for out-of-pocket expenses in connection with such solicitation. Arrangements also will be made with brokerage houses and other custodians, nominees and fiduciaries for the forwarding of solicitation material to the beneficial owners of stock held of record by such persons, and Unitil may reimburse such custodians, nominees and fiduciaries for reasonable out-of-pocket expenses in connection therewith.

                                       By Order of the Board of Directors,

                                       Mark H. Collin
                                       Treasurer & Secretary

----------------------------------------------------------------------------
Unitil will furnish without charge to any shareholder entitled to vote and to any beneficial owner of shares entitled to be voted at the annual meeting of common shareholders, to be held April 20, 2000, a copy of its annual report on Form 10-K, including financial statements and schedules thereto, required to be filed with the Securities and Exchange Commission for the fiscal year 1999, upon written request to Mark H. Collin, Treasurer, Unitil Corporation, 6 Liberty Lane West, Hampton, NH 03842-1720.
----------------------------------------------------------------------------


                                                                   437-PS-00


                                    PROXY

                             UNITIL CORPORATION

         THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

      The undersigned, revoking all previous proxies, hereby appoints ANTHONY J. BARATTA, JR., MARK H. COLLIN, MICHAEL J. DALTON and ROBERT G. SCHOENBERGER, and each of them, proxies will full power of substitution to each, to vote for the undersigned at the Annual Meeting of Common Shareholders of Unitil Corporation (the "Company") to be held at the office of the Company, 6 Liberty Lane West, Hampton, New Hampshire on Thursday, April 20, 2000, at 10:30 A.M., and at any and all adjournments thereof, with all powers the undersigned would possess if personally present and voting and particularly with respect to the matters set forth on the reverse side hereof.

      PLEASE MARK, SIGN AND DATE THIS PROXY CARD ON THE REVERSE SIDE HEREOF AND RETURN PROMPTLY USING THE ENCLOSED ENVELOPE.

-------------                                                -------------
|SEE REVERSE|   CONTINUED AND TO BE SIGNED ON REVERSE SIDE   |SEE REVERSE|
-------------                                                -------------


[Unitil Logo]
   your energy choice
   c/o Equiserve
   P.O. Box 8040
   Boston, MA 02266-8040

                 THIS IS YOUR PROXY. YOUR VOTE IS IMPORTANT.

Regardless of whether or not you plan to attend the Annual Meeting of Shareholders, you can be sure your shares are represented at the Meeting by promptly returning your proxy (attached below) in the enclosed envelope. Thank you for your attention to this important matter.

                Directions to Unitil's Corporate Headquarters

                             6 Liberty Lane West
                           Hampton, New Hampshire

From Route 95
-------------
Take New Hampshire Exit 2. Immediately after the toll booth (50 cents) bear left onto Rte. 101 East. Cross back over Rte. 95, then take the first right, follow signs for Liberty Lane/Rte 27. Take the first left to the Liberty Lane entrance. Stay right on the access road until it crosses under Rte. 95, then turn left at the Liberty Lane West sign. Continue straight, 1/2 mile to Unitil on the right.

From Route 101 East
-------------------
Cross over Rte. 95, then take the first right, follow signs for Liberty Lane/Rte 27. Take the first left to the Liberty Lane entrance. Stay right on the access road until it crosses under Rte. 95, then turn left at the Liberty Lane West sign. Continue straight, 1/2 mile to Unitil on the right.

      Please call 800/999-6501 if you would like additional information.

                                 DETACH HERE
--------------------------------------------------------------------------
[x] Please mark
    vote as in
    this example.

This proxy will be voted in accordance with the instructions given below. If no instructions are given, this proxy will be voted in favor of the election of the three Directors listed in Item 1.

The Board of Directors recommends a vote "FOR" each of the nominees listed below.

1.  To elect three Directors:
Nominees: William E. Aubuchon, III, Robert G. Schoenberger,
          Charles H. Tenney, III

     FOR   [ ]         [ ]   WITHHELD
     ALL                     FROM ALL
NOMINEES                     NOMINEES

[ ]  ______________________________________
     For all nominees except as noted above

                        MARK HERE IF YOU PLAN TO ATTEND THE MEETING    [ ]

                        MARK HERE FOR ADDRESS CHANGE AND NOTE AT LEFT  [ ]

                        Please sign exactly as your name appears hereon. When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee or guardian, please give full title as such.

                        PLEASE RETURN THIS PROXY PROMPTLY.

Signature:_______________ Date: ______ Signature:_________________ Date: ______




Exhibit  27