Form 10-K/A
period 1999-12-31
UNITIL CORP
filed 2000-04-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A


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



This Amendment reflects the addition of the Report of Independent Certified Public Accountants to Part II, Item 8 of Form 10-K for the fiscal year ended December 31, 1999. The report was inadvertently omitted from the original 10-K filing on March 30, 2000.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						Unitil Corporation


Date   April 13, 2000                   By /s/ Anthony J. Baratta, Jr.
                                               Anthony J. Baratta, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer



Report of Independent Certified Public Accountants


To the Shareholders of Unitil Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Unitil Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule VIII of Unitil Corporation and subsidiaries as of December 31, 1999 and for the three years then ended included in Part IV
Item 14. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.





GRANT THORNTON LLP

Boston, Massachusetts
February 7, 2000