Form 10-Q
period 2000-03-31
UNITIL CORP
filed 2000-05-12
CIK 755001

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       March 31, 2000


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

    Class                                      Outstanding at  May 1, 2000
Common Stock, No par value                          4,717,022 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES


INDEX


Part I. Financial Information								                Page No.


Consolidated Statements of Earnings - Three
        Months Ended March 31, 2000 and 1999                    3

Consolidated Balance Sheets, March 31, 2000,
        March 31, 1999 and December 31, 1999                  4-5

Consolidated Statements of Cash Flows - Three Months
        Ended March 31, 2000 and 1999                           6

Notes to Consolidated Financial Statements                    7-9

Management's Discussion and Analysis of Results of
        Operations and Financial Condition                  10-14

Exhibit 11 - Computation of Earnings per Average
        Common Share Outstanding                               15

Exhibit 99 - Selected Quarterly Financial Data                 16

Part II.  Other Information                                    17


PART 1. FINANCIAL INFORMATION

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                                 2000            1999
Operating Revenues:
   Electric                                     $38,958         $36,184
   Gas                                            7,320           6,156
   Other                                             39               7
     Total Operating Revenues                    46,317          42,347

Operating Expenses:
   Fuel and Purchased Power                      25,853          22,906
   Gas Purchased for Resale                       4,052           3,178
   Operation and Maintenance                      6,169           5,937
   Depreciation and Amortization                  3,040           2,935
   Provisions for Taxes:
     Local Property and Other                     1,377           1,465
     Federal and State Income                     1,368           1,375
       Total Operating Expenses                  41,859          37,796
Operating Income                                  4,458           4,551
   Non-Operating Expense, Net                        49              12
Income Before Interest Expense                    4,409           4,539
   Interest Expense, Net                          1,745           1,795
Net Income                                        2,664           2,744
   Less Dividends on Preferred Stock                 67              68
Net Income Applicable to Common Stock            $2,597          $2,676

Average Common Shares Outstanding             4,714,540       4,621,042

Basic Earnings Per Share                          $0.55           $0.58

Diluted Earnings Per Share                        $0.55           $0.58

Dividends Declared per Share
   of Common Stock (Note 1)                       $0.69           $0.69



(The accompanying notes are an integral part of these statements.)



UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

                                           (UNAUDITED)         (AUDITED)
                                             March 31,         December 31,
                                       2000           1999         1999
ASSETS:

Utility Plant:
  Electric                           $165,194       $154,697     $161,767
  Gas                                  34,628         32,234       34,031
  Common                               21,654         21,034       21,541
  Construction Work in Progress         2,046          2,686        2,499
    Utility Plant                     223,522        210,651      219,838
    Less:  Accumulated Depreciation    68,107         63,946       66,429
       Net Utility Plant              155,415        146,705      153,409

Other Property and Investments          5,276          3,139        5,051


Current Assets:
  Cash                                  2,730          3,344        2,847
  Accounts Receivable - Less
  Allowance for Doubtful Accounts
  of $593, $557 and $598               18,421         18,217       16,630
  Materials and Supplies                2,074          2,297        2,503
  Prepayments                           1,140            613          713
  Accrued Revenue                        (397)        (1,397)       2,262
      Total Current Assets             23,968         23,074       24,955



Noncurrent Assets:
  Regulatory Assets                   141,938        165,825      143,470
  Prepaid Pension Costs                 9,349          8,690        9,119
  Debt Issuance Costs                   1,336          1,387        1,351
  Other Noncurrent Assets              24,629         26,939       24,753
      Total Noncurrent Assets         177,252        202,841      178,693

TOTAL                                $361,911       $375,759     $362,108



(The accompanying notes are an integral part of these statements.)



UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

                                           (UNAUDITED)          (AUDITED)
                                             March 31,         December 31,
                                        2000          1999         1999
CAPITALIZATION AND LIABILITIES:

Capitalization:

  Common Stock Equity                 $78,223       $75,867      $78,675
  Preferred Stock, Non-Redeemable,
     Non-Cumulative                       225           225          225
  Preferred Stock, Redeemable,
     Cumulative                         3,532         3,598        3,532
  Long-Term Debt,
     Less Current Portion              81,915        85,061       84,966
      Total Capitalization            163,895       164,751      167,398

Current Liabilities:
  Long-Term Debt,
     Current Portion                    3,195         1,180        1,191
  Capitalized Leases,
     Current Portion                      874           917          902
  Accounts Payable                     14,222        12,354       16,515
  Short-Term Debt                      12,225         3,375       10,500
  Dividends Declared and Payable        1,835         1,855          220
  Refundable Customer Deposits          1,307         1,334        1,302
  Taxes Payable (Refundable)              962         1,510       (1,419)
  Interest Payable                      1,392         1,344        1,245
  Other Current Liabilities             3,577         2,868        3,042
      Total Current Liabilities        39,589        26,737       33,498

Deferred Income Taxes                  42,352        42,477       42,634

Noncurrent Liabilities:
  Power Supply Contract
     Obligations                      103,973       129,688      106,184
  Capitalized Lease,
     Less Current Portion               3,654         4,217        3,860
  Other Noncurrent Liabilities          8,448         7,889        8,534
    Total Noncurrent Liabilities      116,075       141,794      118,578

TOTAL                                $361,911      $375,759     $362,108



(The accompanying notes are an integral part of these statements.)


UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (000's)
(UNAUDITED)

                                               Three Months Ended March 31,
                                                    2000            1999
Cash Flows from Operating Activities:
  Net Income                                       $2,664          $2,744
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
     Depreciation and Amortization                  3,040           2,935
     Deferred Taxes Provision                         (99)           (443)
     Amortization of Investment Tax Credit            (64)            (94)
     Amortization of Debt Issuance Costs               15              14
  Changes in Working Capital:
     Accounts Receivable                           (1,791)         (2,218)
     Materials and Supplies                           429             665
     Prepayments                                     (657)            534
     Accrued Revenue                                2,659           3,383
     Accounts Payable                              (2,293)            972
     Refundable Customer Deposits                       5              41
     Taxes and Interest Payable                     2,528           3,069
  Other, Net                                         (919)         (1,894)
           Net Cash Provided by
           Operating Activities                     5,517           9,708

Cash Flows Used In Investing Activities:
     Acquisition of Property,
        Plant and Equipment                        (4,308)         (2,752)
     Other Property and Investments                  (226)         (3,097)
           Cash Used in
           Investing Activities                    (4,534)         (5,849)

Cash Flows from Financing Activities:
     Net Increase (Decrease) in Short-Term Debt     1,725         (16,625)
     Proceeds from Issuance of Long-Term Debt        ---           12,000
     Repayment of Long-Term Debt                   (1,047)           (980)
     Dividends Paid                                (1,704)         (1,642)
     Issuance of Common Stock                         160           2,729
     Retirement of Preferred Stock                    ---             (20)
     Repayment of Capital Lease Obligations          (234)            (60)
          Cash Used in Financing Activities        (1,100)         (4,598)

Net Decrease in Cash                                 (117)           (739)
Cash at Beginning of Year                           2,847           4,083
Cash at March 31                                   $2,730          $3,344



Supplemental Cash Flow Information:
    Interest Paid                                  $1,853          $1,398
    Federal Income Taxes Paid                         ---             ---


(The accompanying notes are an integral part of these statements.)



UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Dividends Declared Per Share:

Two regular quarterly common stock dividends were declared during the first quarter of 2000 and 1999.

Common Stock Dividend:

On March 16, 2000, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which is payable on May 15, 2000 to shareholders of record as of May 1, 2000.

On January 19, 2000, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which was payable on February 15, 2000 to shareholders of record as of February 1, 2000.

Note 2.

Common Stock:

During the first quarter of 2000, the Company sold 5,021 shares of Common Stock, at an average price of $31.88 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $160,068 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

Details on preferred stock at March 31, 2000, March 31, 1999 and
December 31, 1999 are shown below (000's):

                                              March 31,       December 31,
                                           2000       1999        1999
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value                     $225       $225        $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                            215        215         215
    5% Dividend Series                       91         91          91
    6% Dividend Series                      168        168         168
    8.75% Dividend Series                   333        333         333
    8.25% Dividend Series                   385        385         385
    5.125% Dividend Series                  987        999         987
    8% Dividend Series                    1,353      1,407       1,353
      Total Redeemable Preferred Stock    3,532      3,598       3,532
           Total Preferred Stock         $3,757     $3,823      $3,757

Note 4.

Long-term Debt:

Details on long-term debt at March 31, 2000, March 31, 1999 and
December 31, 1999 are shown below (000's):


                                               March 31,       December 31,
                                           2000       1999         1999

Concord Electric Company:
  First Mortgage Bonds:
Series I, 8.49%, due
   October 14, 2024                        6,000      6,000        6,000
Series J, 6.96%, due
   September 1, 1998                      10,000     10,000       10,000

Exeter & Hampton Electric Company:
  First Mortgage Bonds:
Series K, 8.49%, due
   October 14, 2024                        9,000      9,000        9,000
Series L, 6.96%, due
   September 1, 2028                      10,000     10,000       10,000

Fitchburg Gas and Electric
   Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004            12,000     13,000       13,000
6.75% Notes due November 30, 2023         19,000     19,000       19,000
7.37% Notes due January 15, 2029          12,000     12,000       12,000

Unitil Realty Corp.:
  Senior Secured Notes:
8.00% Notes due August 1, 2017             7,110      7,241        7,157

Total                                     85,110     86,241       86,157
Less: Installments due within
   one year                                3,195      1,180        1,191

Total Long-term Debt                     $81,915    $85,061      $84,966


Note 5.

Contingencies:

The Company is currently undergoing an audit of its 1992 and 1993 Federal income tax returns by the Internal Revenue Service (IRS). Although the IRS has not completed its examination of these returns, it has proposed adjustments relating to the timing of tax deductions taken by Unitil in those years. The Company strongly disagrees with the IRS' position and will vigorously contest it. If the IRS prevails with its position, the Company may be required to pay additional taxes and interest. However, those taxes will be recovered in future years. Although the outcome cannot be predicted with certainty, the Company's management does not expect it to have a material adverse impact on the Company's results of operations.



Note 6.
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2000 and 1999; and results of operations for the three months ended March 31, 2000 and 1999; and consolidated statements of cash flows for the three months ended March 31, 2000 and 1999. Reclassifications are made periodically to amounts previously reported to conform with current year presentation.

The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.



UNITIL CORPORATION AND SUBSIDIARY COMPANIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION


EARNINGS

Diluted earnings per average common share were $0.55 for the first quarter of 2000, a decrease of $0.03 from the first quarter of 1999. This decrease reflects higher operation and maintenance and depreciation expenses, including start-up costs of the Usource E-commerce business. These costs were offset by stronger electric and gas sales. Also contributing to the lower earnings per share was the impact of an increase in the number of average common shares outstanding in the current period compared to the prior period.

Total Operating Revenues were $46.3 million in the first quarter of 2000 compared to $42.3 million in the prior year, the result of higher unit energy sales and increased energy supply costs in the current period. First quarter electric sales were stronger in 2000, reflecting customer growth and increased usage primarily a result of the ongoing strength of the local and regional economies. As shown in the Sales and Revenue table on this page, total electric kWh sales were up 1.3%.

Electric kWh sales to residential customers increased by 5.9% in the first quarter of 2000. Electric kWh sales to commercial and industrial customers were 1.5% lower, because a major industrial customer suspended operations. Exclusive of this customer, electric commercial and industrial sales were 4.0% higher than the first quarter of 1999.


Sales and Revenue (000's)

                                   Three Months Ended
kWh Sales                        3/31/2000      3/31/1999      Change
Residential                      163,836         154,673        5.9%
Commercial/Industrial            255,635         259,533       (1.5)%
   Total kWh Sales               419,471         414,206        1.3%

Electric Revenue
Residential                       16,082          14,664        9.7%
Commercial/Industrial             22,876          21,520        6.3%
   Total Electric Revenue         38,958          36,184        7.7%

Firm Therm Sales
Residential                        5,526           5,394        2.4%
Commercial/Industrial              5,211           4,846        7.5%
   Total Firm Therm Sales         10,737          10,240        4.9%

Gas Revenue
Residential                        3,912           3,250       20.4%
Commercial/Industrial              2,583           2,580        0.1%
   Total Firm Gas Sales            6,495           5,830       11.4%
Interruptible Gas Sales              825             326      153.1%
   Total Gas Revenue               7,320           6,156       18.9%





Customer growth also led to increased gas sales in the first quarter of 2000. Total Firm Therm gas sales were up 4.9% compared to the prior year. Firm Therm sales to residential customers were 2.4% higher in 2000 compared to the first quarter of 1999, and Firm Therm sales to commercial and industrial customers increased 7.5% over the prior year.

During the first quarter, electric and gas energy supply costs increased, because of higher sales volume and higher costs. Those higher costs are reflected in higher Fuel and Purchased Power and higher Gas Purchased for Resale expenses. Both electric and gas energy supply costs are collected from customers through periodic cost recovery mechanisms. Therefore, changes in energy supply prices do not affect the Company's net income, as they mirror changes in energy supply costs.

Operation and Maintenance expenses increased over the prior year, primarily because of the costs associated with the development of Usource. The increase in Depreciation and Amortization expenses was a result of the accelerated write-off of electric generating assets, in accordance with Fitchburg Gas and Electric Light Company's ("FG&E") electric utility industry restructuring plan, as well as additional amortization related to Usource. FG&E is the Company's electric and gas utility subsidiary in Massachusetts. Interest expense, net, was lower in the first quarter of 2000 as compared to 1999, reflecting higher interest income on deferred collection of costs related to industry restructuring.

Brokering electricity and natural gas through the Usource on-line energy bid system, which began in mid-1999, has gained wider acceptance during the first quarter for 2000. Usource initiated a pilot program partnership with the New York City Housing Authority, in which the Authority will utilize the Usource on-line energy bid system for acquisition of its current gas requirements. Also during the first quarter, Usource reached agreement with an association of large energy users with facilities located throughout New York. In addition, Usource was approved to conduct business in Maine and Pennsylvania.

Diluted earnings per average common share for the twelve months ended March 31, 2000 and 1999, were $1.71 and $1.78, respectively. Contributing to the lower earnings per share was the impact of an increase in the number of average common shares outstanding.

REGULATORY MATTERS

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

In New Hampshire, CECo and E&H, our electric utility operating subsidiaries, and Unitil Power Corp., our wholesale power company, continue to prepare for the transition that will move them into this new market structure pending resolution of key restructuring policies and issues that have slowed the restructuring process in the state.

Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies
(LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E has filed with the Massachusetts Department of Telecommunications and Energy (MDTE) new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The target date for implementation of approved tariffs and final rules that was initially set for April 1, 2000 has been adjusted to June 1, 2000 to allow sufficient time for regulatory review and approval.

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

On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The interim service will ultimately be superseded by the permanent transportation service, expected to begin June 1, 2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers effective June 1, 1999 and to complement this service with a firm gas peaking service.

On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E filed Company-specific tariffs that implement natural gas unbundling. The MDTE has also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The target date for implementation of approved tariffs and final rules has been adjusted to June 1, 2000.


New Hampshire - On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its Final Plan for New Hampshire electric utilities to transition to a competitive electric market in the state ("Final Plan"). The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery, as defined by the NHPUC. However, the NHPUC also made certain legal rulings, which could affect CECo's and E&H's long-term ability to recover all of their stranded costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire
(PSNH), filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, were granted intervention as plaintiffs in the federal court proceeding. In June 1998, the Federal District Court affirmed the continuing injunction against the NHPUC's efforts to implement restructuring. This amended injunction was appealed by the NHPUC, but affirmed by the First Circuit Court of Appeals in December 1998. On October 20, 1999, the District Court heard Motions for Summary Disposition previously filed by Unitil and other parties. On March 6, 2000, the District Court issued a ruling in a related matter in the case, not directly involving the Unitil companies, in which the Court again affirmed the Injunctions, but indicated that no ruling on Summary Disposition would be made until negotiations between the state and PSNH are either abandoned or result in a resolution. In June 1999, PSNH announced a Settlement with a number of parties including the Governor of New Hampshire. On April 19, 2000, after an extensive proceeding, the NHPUC issued a ruling on the Settlement approving it with certain conditions and modifications. Implementation of a final Settlement is still contingent upon final acceptance of all terms by PSNH, legislative action to authorize the required securitization of certain stranded costs, and final PUC approval of all compliance filings.

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

On October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Rate making (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. On December 29, 1999, FG&E filed a petition with the MDTE for authority to defer for later recovery costs associated with its preparation of a PBR filing for its gas division and its participation in the MDTE-initiated generic gas and electric PBR proceedings. This petition is pending. The Company is currently evaluating the impact, if any, that PBR would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No.71 "Accounting for the Effects of Certain Types of Regulation."

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

During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements. FG&E also incurred costs to replace the power that was expected to be generated by the unit. During the outage, FG&E incurred approximately $1.2 million in replacement power costs, and recovered those costs through its electric fuel charge, which is subject to review and reconciliation by the MDTE. Under existing MDTE precedent, FG&E's replacement power costs of $1.2 million could be subject to disallowance in rates.

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


CAPITAL REQUIREMENTS

Capital expenditures for the three months ended March 31, 2000 were approximately $4.3 million. This compares to $2.8 million during the same period last year. Capital expenditures for the year 2000 are estimated to be approximately $19.0 million as compared to $15.4 million for 1999. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims should not have a material impact on the Company's financial position.


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




PART I.  EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)



BASIC                                           Three Months Ended
EARNINGS PER SHARE                                   March 31,
                                                2000            1999

Net Income                                    $2,664          $2,744
Less: Dividend Requirement
     on Preferred Stock                           67              68
Net Income Applicable
    to Common Stock                           $2,597          $2,676

Average Number of Common
    Shares Outstanding                         4,715           4,621

Basic Earnings Per Common Share                $0.55           $0.58





DILUTED                                           Three Months Ended
EARNINGS PER SHARE                                     March 31,
                                                  2000            1999

Net Income                                       $2,664          $2,744
Less: Dividend Requirement
     on Preferred Stock                              67              68
Net Income Applicable
    to Common Stock                              $2,597          $2,676

Average Number of Common
    Shares Outstanding                            4,744           4,629

Diluted Earnings Per Common Share                 $0.55           $0.58



PART I.  EXHIBIT 99.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

SELECTED QUARTERLY FINANCIAL DATA
(000's except for per share data)
(UNAUDITED)


                                    Three Months Ended
                                         June 30,
                                     1999         1998
Total Operating Revenues           $42,761      $41,542
Operating Income                    $3,402       $3,209
Net Income                          $1,598       $1,478
Basic Earnings per Share             $0.32        $0.31
Diluted Earnings per Share           $0.32        $0.30
Dividends Paid per
     Common Share                   $0.345         0.34



                                    Three Months Ended
                                      September 30,
                                     1999         1998
Total Operating Revenues           $42,738      $40,315
Operating Income                    $3,392       $3,397
Net Income                          $1,709       $1,717
Basic Earnings per Share             $0.35        $0.37
Diluted Earnings per Share           $0.35        $0.36
Dividends Paid per
     Common Share                   $0.345         0.34




                                    Three Months Ended
                                       December 31,
                                     1999         1998
Total Operating Revenues           $44,527      $40,828
Operating Income                    $4,063       $4,181
Net Income                          $2,387       $2,432
Basic Earnings per Share             $0.49        $0.52
Diluted Earnings per Share           $0.49        $0.50
Dividends Paid per
     Common Share                   $0.345        $0.34




                                    Three Months Ended
                                       March 31,
                                     2000         1999
Total Operating Revenues           $46,317      $42,347
Operating Income                    $4,458       $4,551
Net Income                          $2,664       $2,744
Basic Earnings per Share             $0.55        $0.58
Diluted Earnings per Share           $0.55        $0.58
Dividends Paid per
     Common Share                   $0.345       $0.345




PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	Exhibit No.	Description of Exhibit			Reference

	  	11	Computation in Support of
                        Earnings Per Average Common Share     Filed herewith

                99      Selected Quarterly Financial Data     Filed herewith



	(b)	Reports on Form 8-K

		During the quarter ended March 31, 2000, the Company did not file any reports on Form 8-K.



SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  UNITIL CORPORATION
                                                      (Registrant)




Date:  May 10, 2000                        /s/   Anthony J. Baratta, Jr.
                                                 Anthony J. Baratta, Jr.
                                                 Chief Financial Officer



Date: May 10, 2000                         /s/   Mark H. Collin
                                                 Mark H. Collin
                                                 Treasurer