Form 10-Q
period 2000-06-30
UNITIL CORP
filed 2000-08-11
CIK 755001

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended       June 30, 2000


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


                                                      Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at  August 1, 2000

Common Stock, No par value             4,723,136  Shares


           UNITIL CORPORATION AND SUBSIDIARY COMPANIES


                              INDEX


Part I. Financial Information                                 Page No.



Consolidated Statements of Earnings - Three and Six
       Months Ended June 30, 2000 and 1999                         3

Consolidated Balance Sheets, June 30, 2000,
       June 30, 1999 and December 31, 1999                       4-5

Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2000 and 1999                                6

Notes to Consolidated Financial Statements                       7-9

Management's Discussion and Analysis of Results of
       Operations and Financial Condition                      10-15

Exhibit 11 - Computation of Earnings per Average
       Common Share Outstanding                                   16

Exhibit  99 - Selected Quarterly Financial Data                   17

Part II.  Other Information                                       18



                  PART 1. FINANCIAL INFORMATION

           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED STATEMENTS OF EARNINGS
         (000's except common shares and per share data)
                           (UNAUDITED)

                            Three Months Ended   Six Months Ended
                                 June 30,             June 30,

                             2000      1999      2000      1999
Operating Revenues
 Electric                   $38,778   $39,051   $77,736   $75,235
 Gas                          4,105     3,672    11,425     9,828
 Other                           25        38        64        45
  Total Operating Revenues   42,908    42,761    89,225    85,108

Operating Expenses
 Fuel and Purchased Power    26,785    26,000    52,638    48,906
 Gas Purchased for Resale     2,256     2,104     6,308     5,282
 Operation and Maintenance    6,023     6,333    12,192    12,270
 Depreciation and
     Amortization             3,021     2,914     6,061     5,849
 Provisions for Taxes:
   Local Property and Other   1,245     1,360     2,622     2,825
   Federal and State Income     548       648     1,916     2,023
Total Operating Expenses     39,878    39,359    81,737    77,155

Operating Income              3,030     3,402     7,488     7,953
 Non-Operating Expenses,Net      84        38       133        50

Income Before Interest
Expense                       2,946     3,364     7,355     7,903

   Interest Expense, Net      1,719     1,766     3,464     3,561

Net Income                    1,227     1,598     3,891     4,342

Less Dividends on
    Preferred Stock              66        67       133       135

Net Income Applicable to
Common Stock                 $1,161    $1,531    $3,758    $4,207

Average Common Shares
Outstanding                4,720,178 4,695,844  4,717,359 4,658,443

Basic Earnings Per Share      $0.25     $0.32     $0.80     $0.90

Diluted Earnings Per Share    $0.24     $0.32     $0.79     $0.90

Dividends Declared Per
Share of Common Stock        $0.345    $0.345    $1.035    $1.035


      (The accompanying notes are an integral part of these
                          statements.)




           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEETS (000's)



                                      (UNAUDITED)      (AUDITED)
                                        June 30,      December 31,
                                     2000      1999       1999
ASSETS:

Utility Plant:
  Electric                         $166,473  $158,872    $161,767
  Gas                                35,273    32,647      34,031
  Common                             21,150    20,994      21,541
  Construction Work in Progress       3,207     3,431       2,499
Total Utility Plant                 226,103   215,944     219,838
   Less:  Accumulated Depreciation   68,518    65,956      66,429
Net Utility Plant                   157,585   149,988     153,409

Other Property and Investments        6,338     3,891       5,051

Current  Assets:
  Cash                                3,002     1,313       2,847
  Accounts Receivable - Less
    Allowance for Doubtful Accounts
    of $589, $496 and $598           17,274    15,380      16,630
  Materials and Supplies              2,321     2,205       2,503
  Prepayments                         1,362       709         713
  Accrued Revenue                     2,402     (720)       2,262
      Total Current Assets           26,361    18,887      24,955



Noncurrent Assets:
  Regulatory Assets                 139,799   162,937     143,470
  Prepaid Pension Costs               8,789     8,789       9,119
  Debt Issuance Costs                 1,382     1,382       1,351
  Other Noncurrent Assets            25,124    25,788      24,753
      Total Noncurrent Assets       175,094   198,896     178,693

TOTAL                              $365,378  $371,662    $362,108




      (The accompanying notes are an integral part of these
                          statements.)



           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED BALANCE SHEETS (Cont.) (000's)




                                     (UNAUDITED)      (AUDITED)
                                       June 30,        December 31,
                                    2000      1999       1999
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                $77,973   $75,977     $78,675
Preferred Stock,  Non-Redeemable,
   Non-Cumulative                      225       225         225
Preferred Stock,  Redeemable,
   Cumulative                        3,465     3,532       3,532
Long-Term Debt,
   Less Current Portion             81,864    85,064      84,966

      Total Capitalization         163,527   164,798     167,398


Current Liabilities:
  Long-Term Debt, Current Portion    3,199     1,183       1,191
  Capitalized Leases,
     Current Portion                   850       866         902
  Accounts Payable                  13,771    13,742      16,515
  Short-Term Debt                   16,700       ---      10,500
  Dividends Declared and Payable     1,841     1,861         220
  Refundable Customer Deposits       1,282     1,297       1,302
  Taxes Payable (Refundable)           152    (1,455)     (1,419)
  Interest Payable                   1,150     1,211       1,245
  Other Current Liabilities          6,550     3,458       3,042
      Total Current Liabilities     45,495    22,163      33,498

  Deferred Income Taxes             42,883    43,163      42,634

Noncurrent Liabilities:
  Power Supply Contract
      Obligations                  101,763   128,651     106,184
  Capitalized Leases, Less
       Current Portion               3,447     4,013       3,860
  Other Noncurrent Liabilities       8,263     8,874       8,534
    Total Noncurrent Liabilities   113,473   141,538     118,578

TOTAL                             $365,378  $371,662    $362,108


      (The accompanying notes are an integral part of these
                          statements.)



           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
                           (UNAUDITED)



                                           Six Months Ended June 30,
                                              2000        1999
Net Cash Flow from Operating Activities:
  Net Income                                  $3,891      $4,342
  Adjustments to Reconcile Net Income to
     Cash Provided by Operating Activities:
     Depreciation and Amortization             6,061       5,849
     Deferred Taxes Provision                    430         236
     Amortization of Investment Tax Credit      (128)       (188)
     Amortization of Debt Issuance Costs          30          30
  Changes in Working Capital:
     Accounts Receivable                        (644)        619
     Materials and Supplies                      182         757
     Prepayments                              (1,108)        240
     Accrued Revenue                            (140)      2,396
     Accounts Payable                         (2,744)      2,360
     Refundable Customer Deposits                (20)          4
     Taxes and Interest Payable                1,476         (29)
   Other, Net                                  1,449      (4,122)
Net Cash Provided by Operating Activities      8,735      12,494

Net Cash Flows from Investing Activities:
  Acquisition of Property, Plant and Equip. (9,843) (6,009) Proceeds from Sale of Electric
       Generation Assets                         ----      5,288
  Acquisition of Other Property and
       Investments                              (238)     (3,271)
Net Cash Used in Investing Activities        (10,081)     (3,992)

Cash Flows from Financing Activities:
 Net Increase (Decrease) in Short-Term Debt    6,200     (20,000)
 Proceeds from Issuance of Long-Term Debt       ---       12,000
 Repayment of Long-Term Debt                  (1,094)       (975)
 Dividends Paid                               (3,394)     (3,324)
 Issuance of Common Stock                        322       1,621
 Retirement of Preferred Stock                   (68)        (86)
 Repayment of  Capital Lease Obligations        (465)       (508)
Net  Cash Flows Provided by
    (Used in) Financing Activities             1,501     (11,272)
Net  Increase (Decrease) in Cash                 155      (2,770)
Cash at Beginning of  Year                     2,847       4,083
Cash at June 30,                              $3,002      $1,313
Supplemental Cash Flow Information:
  Cash Paid for:
    Interest Paid                             $4,103      $3,449
    Federal Income Taxes Paid                   $350      $1,912

      (The accompanying notes are an integral part of these
                          statements.)


           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)
Note 1.

Dividends Declared Per Share:

        Three regular quarterly common stock dividends were declared during the six month periods ended June 30, 2000 and 1999.

Common Stock Dividend:

        On June 21, 2000, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common
Stock of $0.345 per share which was payable on August 15, 2000 to shareholders of record as of August 1, 2000.

        On March 16, 2000, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common
Stock of $0.345 per share which was payable on May 15, 2000 to shareholders of record as of May 1, 2000.

        On January 19, 2000 the Company's Board of Directors declared its regular quarterly dividend on the Company's Common
Stock of $0.345 per share which was payable February 15, 2000 to shareholders of record as of February 1, 2000.

Note 2.

Common Stock:

        During the second quarter of 2000, the Company sold 6,114 shares of Common Stock, at an average price of $26.49 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $161,962 were used to reduce short-term borrowings.


Note 3.

Preferred Stock:

        Details on preferred stock at June 30, 2000, June 30,
1999 and December 31, 1999 are shown below:
                     (Amounts in Thousands)
                                    June 30,           December 31,
                                   2000       1999          1999
Preferred Stock:
  Non-Redeemable, Non-Cumulative,
    6%, $100 Par Value             $225       $225          $225
  Redeemable, Cumulative,
    $100 Par Value:
    8.70% Series                    215        215           215
    5% Dividend Series               91         91            91
    6% Dividend Series              168        168           168
    8.75% Dividend Series           333        333           333
    8.25% Dividend Series           385        385           385
    5.125% Dividend Series          974        987           987
    8% Dividend Series            1,299      1,353         1,353
      Total Redeemable            3,465      3,532         3,532
Preferred Stock
           Total Preferred       $3,690     $3,757        $3,757
Stock
Note 4.

Long-term Debt:

        Details on long-term debt at June 30, 2000, June 30, 1999 and December 31, 1999 are shown below:

                     (Amounts in Thousands)

                                             June 30,        December 31,
                                          2000       1999       1999

Concord Electric Company:
  First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024    6,000     6,000       6,000
Series J, 6.96%, due September 1, 2028  10,000    10,000      10,000

Exeter & Hampton Electric
Company:
  First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024    9,000     9,000       9,000
Series L, 6.96%, due September 1, 2028  10,000    10,000      10,000

Fitchburg Gas and Electric
Light Company:
  Promissory Notes:
8.55% Notes due March 31, 2004          12,000    13,000      13,000
6.75% Notes due November 30, 2023       19,000    19,000      19,000
7.37% Notes due January 15, 2029        12,000    12,000      12,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017           7,063     7,247       7,157


Total                                   85,063    86,247      86,157
Less: Installments due within
      one year                           3,199     1,183       1,191

Total Long-term Debt                   $81,864   $85,064     $84,966

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






Note 6.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2000 and 1999; and results of operations for the three and six months ended June 30, 2000 and 1999; and consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

        The results of operations for the six months ended June
30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.



           UNITIL CORPORATION AND SUBSIDIARY COMPANIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

EARNINGS

             Diluted earnings per average common share were $0.24 for the second quarter of 2000, a decrease of $0.08 from the second quarter of 1999. This decrease reflects a $0.02 reduction in earnings from Utility Operations, primarily the result of the loss of revenues from a major customer who curtailed operations, as well as a $0.06 reduction in earnings related to Unitil's planned start-up costs of its e-commerce business, Usource. Also impacting net income was an increase in depreciation and amortization expenses and non-operating expenses offset by a decrease in local property and other taxes and interest expense, net.

     On a year-to-date basis, diluted earnings decreased $0.11 to $0.79 per share, compared to $0.90 per share for the first six months of 1999. This reflects a $0.01 increase in earnings from Utility Operations offset by a $0.12 reduction of earnings related to Usource.

Sales (000's)
                    Three Months Ended               Six Months Ended
kWh Sales         06/30/00  06/30/99   Change    06/30/00  06/30/99   Change
Residential        129,111   124,464    3.7%      292,947   279,137    4.9%
Commercial/        244,132   253,724   -3.8%      499,767   513,257   -2.6%
   Industrial
 Total kWh Sales   373,243   378,188   -1.3%      792,714   792,394    0.0%


Firm Therm Sales
Residential          2,413    2,235     8.0%        7,939     7,629    4.1%
Commercial/
   Industrial        2,288    2,074    10.3%        7,499     6,920    8.4%
 Total Firms
   Therm Sales       4,701    4,309     9.1%       15,438    14,549    6.1%


Segment
Information
($000's)            Three Months Ended-6/30/00    Six Months Ended-6/30/00

                     Utility                       Utility
                    Operations  Usource  Total    Operations  Usource  Total

Revenues              42,891      17     42,908    89,176       49    89,225
Segment Profit         1,556    (395)     1,161     4,445     (687)    3,758


                    Three Months Ended-6/30/99    Six Months Ended-6/30/99

                     Utility                       Utility
                    Operations  Usource  Total    Operations  Usource  Total

Revenues              42,755       6     42,761     85,102       6     85,108
Segment Profit         1,633    (102)     1,531      4,324    (117)     4,207


      Total electric kWh sales volume decreased 1.3% in the second quarter and was even on a year-to-date basis. Exclusive of the major customer discussed below, kWh sales increased 1.9% and 3.4% for the three- and six-month periods. Increased Residential sales of 3.7% in the second quarter and 4.9% for the six months ended June 30, were a result of strong customer growth and slightly colder weather in the first half of the year 2000. Commercial and Industrial sales decreased 3.8% and 2.6% for the three- and six-month periods. This was the result of a major customer curtailing operations at a paper manufacturing facility during 1999. A new owner has recently purchased this facility, and has announced plans to retool and resume operations during 2001. Exclusive of this major customer, Commercial and Industrial sales increased by 1.0% in the second quarter and 2.5% on a year-to-date basis.

     Electric revenues decreased 0.7% in the second quarter and increased 3.3% for the six month period of 2000 as compared to 1999. The change in electric revenues was a result of variances in unit sales, as discussed above, and an increase in fuel prices compared to the prior year.

     Total Firm Therm gas sales increased 9.1% and 6.1% in the three- and six-month periods, respectively. This increase reflects continued growth as a result of the strong regional economy in our service territories and a colder winter heating season compared to the prior year. Gas revenues increased over the prior year by 11.8% in the second quarter and 16.2% on a year-to-date basis. The increase in revenues was a result of higher unit sales as well as increased gas supply prices.

     During the first six months of 2000, Fuel and Purchased Power and Gas Purchased for Resale increased over the prior year, because of changes in sales volume and higher unit costs. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms and therefore, changes in these costs do not affect the Company's net income.

     For the first six months ended June 30, 2000, Operation and Maintenance (O&M) expenses decreased slightly, reflecting lower O&M costs for Utility Operations offset by higher O&M costs related to the development of Usource. The 3.6% increase in Depreciation and Amortization expenses during the same period was due to the accelerated write-off of electric generating assets as a result of electric utility industry restructuring in Massachusetts, as well as additional amortization related to Usource. Local Property and Other taxes decreased 7.2%, related to divestiture of generating assets and the impact of state and local property tax changes in New Hampshire. Interest expense, net, was 2.7% lower in the first six months of 2000, reflecting higher interest income on deferred recovery of costs related to industry restructuring in Massachusetts.

     In April 2000, Unitil formed Usource L.L.C. to operate its Internet-based brokering and related energy products and services business. In early June, Usourceonline.com was launched in a test market in Philadelphia. Usource is currently in the process of expanding its market reach to new geographic territories and deploying its website technology to other customers through strategic business alliances. Usource continues to add large industrial customers and major business-to-business buying groups to its portfolio.

     Diluted earnings per average common share for the 12 months ended June 30, 2000 and 1999, were $1.63 and $1.79, respectively. This decrease reflects a $0.04 increase in earnings related to Utility Operations offset by a $0.20 reduction in related to Usource.

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

     Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies (LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E has filed with the Massachusetts Department of Telecommunications and Energy (MDTE) new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The MDTE has issued an order suspending implementation of approved tariffs and final regulations until September 1, 2000.

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

     On February 2, 2000 the MDTE initiated a proceeding to examine FG&E's reconciliation filing and the consistency of the proposed charges and adjustments with the methods approved in FG&E's restructuring plan. The MDTE held four days of hearings in May, 2000 and the Company presented testimony in support of its filing. As part of his review of FG&E's filing, the Massachusett's Attorney General also filed testimony challenging FG&E's recovery of certain transition costs and other cost reconciliation calculations in this docket. While FG&E is confident in the reasonableness of its reconciliation filings, it cannot be certain of the MDTE's ultimate determination of transition cost recovery and requested approvals.

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

     On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31, 2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers and to complement this service with a firm gas peaking service. The interim service will ultimately be superseded by the permanent transportation service, which was suspended for implementation until September 1, 2000 pending further MDTE review.

     On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E filed Company-specific tariffs that implement natural gas unbundling. The MDTE has also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The MDTE has issued an order suspending implementation of approved tariffs and final regulations until September 1, 2000.

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

     Northeast Utilities' affiliate, Public Service Company of New Hampshire, filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction was challenged by the NHPUC, but affirmed by the First Circuit Court of Appeals in December 1998. Unitil continues to be a plaintiff-intervenor in federal district court and cross motions for summary judgment by all parties are now under review by the court.

     Unitil has continued to work actively to explore Settlement opportunities and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring for other utilities in New Hampshire.

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

     On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, that would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had double-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million in double collections since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. This proceeding is underway and is expected to be concluded in the fourth quarter of 2000.

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

In August 1997, FG&E, in concert with other nonoperating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. On March 22, 2000, FG&E entered into a settlement agreement with the defendants under which FG&E will dismiss its lawsuit and arbitration claims. The settlement is generally similar to earlier settlements with the defendants and three joint owners that own, in the aggregate, approximately 19 percent of the unit. The settlement provides for FG&E to receive an initial payment of $600,000 and other amounts contingent upon future events and would result in FG&E's entire interest in the unit being included in the auction of the majority interest, and certain of the minority interests, in Millstone 3 which is expected to be completed by 2001. Upon completion of the sale of Millstone 3, FG&E will be relieved of all residual liabilities, including decommissioning liabilities, associated with Millstone 3. FG&E expects to flow the net proceeds of the settlement to its customers.

CAPITAL REQUIREMENTS

Capital expenditures on plant and equipment for the six months ended June 30, 2000 were approximately $9.8 million. This compares to $6.0 million during the same period last year. Capital expenditures for plant and equipment for the year 2000 are estimated to be approximately $19.0 million as compared to $15.4 million for 1999. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

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


                                             PART I.  EXHIBIT 11.

           UNITIL CORPORATION AND SUBSIDIARY COMPANIES

  COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                           (UNAUDITED)

    (Amounts in Thousands, except Shares and Per Share Data)


                        Three Months Ended      Six Months Ended
                             June 30,              June 30,
BASIC EARNINGS PER       2000        1999        2000       1999
SHARE

Net Income               $1,227      $1,598      $3,891     $4,342
Less: Dividend
Requirement
  on Preferred Stock         66          67         133        135
Net Income Applicable
  to Common Stock        $1,161      $1,531      $3,758     $4,207

Average Number of
Common Shares
Outstanding            4,720,178   4,695,844   4,717,359   4,658,443

Basic Earnings Per
Common Share               $0.25       $0.32       $0.80      $0.90




                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
DILUTED EARNINGS PER      2000        1999        2000        1999
SHARE

Net Income                $1,227      $1,598      $3,891      $4,342
Less: Dividend
Requirement
   on Preferred Stock         66          67         133         135
Net Income Applicable
   to Common Stock        $1,161      $1,531      $3,758      $4,207

Average Number of
Common Shares
Outstanding             4,747,776   4,703,965   4,746,232   4,667,028

Diluted Earnings per
Common Share                $0.24       $0.32       $0.79       $0.90



                                             PART I.  EXHIBIT 99.

           UNITIL CORPORATION AND SUBSIDIARY COMPANIES

                SELECTED QUARTERLY FINANCIAL DATA
                (000's except for per share data)
                           (UNAUDITED)


                    Three Months Ended                  Three Months Ended
                      September 30,                       December 31,
                      1999      1998                     1999        1998
Total Operating                        Total Operating
Revenues             $42,738  $40,315  Revenues         $44,527     $40,828
Operating Income      $3,392   $3,397  Operating Income  $4,063      $4,181
Net Income            $1,709   $1,717  Net Income        $2,387      $2,432
Basic Earnings                         Basic Earnings
per Share              $0.35    $0.37  per Share          $0.49       $0.52
Diluted Earnings                       Diluted Earnings
per Share              $0.35    $0.36  per Share          $0.49       $0.50
Dividends Paid                         Dividends Paid
per Common Share      $0.345     0.34  per Common Share   $0.345      $0.34


                   Three Months Ended                   Three Months Ended
                        March 31,                           June 30,
                       2000     1999                       2000       1999
Total Operating                        Total Operating
Revenues             $46,317  $42,347  Revenues           $42,908   $42,761
Operating Income      $4,458   $4,551  Operating Income    $3,030    $3,402
Net Income            $2,664   $2,744  Net Income          $1,227    $1,598
Basic Earnings                         Basic Earnings
per Share              $0.55    $0.58  per Share            $0.25     $0.32
Diluted Earnings                       Diluted Earnings
per Share              $0.55    $0.58  per Share            $0.24     $0.32
Dividends Paid                         Dividends Paid
per Common Share       $0.345   $0.34  per Common Share     $0.345    $0.345



























                   PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

    Exhibit No.    Description of Exhibit                 Reference

        11         Computation in Support of
                   Earnings Per Average Common Share     Filed herewith

        99         Selected Quarterly Financial Data     Filed herewith

    (b) Reports on Form 8-K

During the quarter ended June 30, 2000, the Company did not file any reports on Form 8-K.












                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               UNITIL CORPORATION

(Registrant)




Date:  August 11, 2000                          /s/   Anthony J. Baratta, Jr.
                                                      Anthony J. Baratta, Jr.
                                                      Chief Financial Officer



Date: August 11,2000
                                                /s/   Mark H. Collin
                                                      Mark H. Collin
                                                      Treasurer