Form 10-Q
period 2000-09-30
UNITIL CORP
filed 2000-11-13
CIK 755001

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 30, 2000


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


                                                Yes   X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                 Outstanding at November 6, 2000

  Common Stock, No par value                    4,728,904 Shares









           UNITIL CORPORATION ANDSUBSIDIARY COMPANIES


                              INDEX


Part I. Financial Information                          Page No.


Consolidated Statements of Earnings - Three and Nine             3
     Months Ended September 30, 2000 and 1999

Consolidated Balance Sheets, September 30, 2000,
            September 30, 1999 and December 31, 1999           4-5

Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 2000 and 1999                    6

Notes to Consolidated Financial Statements                     7-9

Management's Discussion and Analysis of Results of
           Operations and Financial Condition                 9-14

Exhibit 11 - Computation of Earnings per Average
           Common Share Outstanding                             15

Exhibit 99 - Selected Quarterly Financial Data                  16

Part II. Other Information                                      17



























                    PART I.  FINANCIAL INFORMATION

              UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
            (000's except common shares and per share data)
                               (UNAUDITED)


                                    Three Months           Nine Months
                                       Ended                  Ended
                                   September 30,           September 30,

                                     2000     1999        2000     1999
Operating Revenues
 Electric                         $41,189  $39,818     $118,925 $115,053
 Gas                                3,252    2,820       14,677   12,648
 Other                                 23      100           87      145
 Total Operating Revenues          44,464   42,738      133,689  127,846

Operating Expenses
 Fuel and Purchased Power          28,489   26,564       81,127   75,470
 Gas Purchased for Resale           1,953    1,620        8,261    6,902
 Operation and Maintenance          6,737    6,413       18,929   18,683
 Depreciation and Amortization      2,865    2,598        8,926    8,447
 Provisions for Taxes:
  Local Property and Other          1,180    1,389        3,802    4,214
  Federal and State Income            361      762        2,277    2,785
   Total Operating Expenses        41,585   39,346      123,322  116,501
Operating Income                    2,879    3,392       10,367   11,345
  Non-Operating Expenses, Net          61       29          194       79
Income Before Interest Expense      2,818    3,363       10,173   11,266
 Interest Expense, Net              1,687    1,654        5,151    5,215
Net Income                          1,131    1,709        5,022    6,051
 Less Dividends on Preferred Stock     64       66          197      201

Net Income Applicable to           $1,067   $1,643       $4,825   $5,850
Common Stock

Average Common Shares
Outstanding                     4,725,989 4,703,069   4,720,236 4,673,318


Basic Earnings Per Share            $0.23    $0.35        $1.02    $1.25

Diluted Earnings Per Share          $0.23    $0.35        $1.02    $1.25


Dividends Declared Per Share
 Of Common Stock (Note 1)          $0.345   $0.345        $1.38    $1.38




   (The accompanying notes are an integral part of these statements.)









                UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED BALANCE SHEETS (000'S)


                                           (UNAUDITED)         (AUDITED)
                                           September 30,      December 31,
                                           2000      1999         1999
ASSETS:

Utility Plant:
  Electric                              $169,013  $161,994     $161,767
  Gas                                     35,860    33,394       34,031
  Common                                  21,192    21,307       21,541
  Construction Work in Progress            3,845     2,338        2,499
 Total Utility Plant                     229,910   219,033      219,838
   Less: Accumulated Depreciation         69,831    67,376       66,429
 Net Utility Plant                       160,079   151,657      153,409

Other Property and Investments             7,763     3,897        5,051

Current Assets:
 Cash                                      2,170     3,150        2,847
 Accounts Receivable - Less
 Allowance for Doubtful Accounts
 of $589, $496 and $598                   17,593    15,469       16,630
 Materials and Supplies                    3,228     2,829        2,503
 Prepayments                               1,189       667          713
 Accrued Revenue                           4,374     (842)        2,262
 Taxes Refundable                            611     1,914        1,419
   Total Current Assets                   29,165    23,187       26,374


Noncurrent Assets:
 Regulatory Assets                       138,391   163,219      143,470
 Prepaid Pension Costs                     9,807     8,888        9,119
 Debt Issuance Costs                       1,343     1,367        1,351
 Other Noncurrent Assets                  24,185    24,970       24,753
   Total Noncurrent Assets               173,726   198,444      178,693

TOTAL                                   $370,733  $377,185     $363,527





   (The accompanying notes are an integral part of these statements.)











               UNITIL CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED BALANCE SHEETS (Cont.) (000's)



                                            (UNAUDITED)        (AUDITED)
                                           September 30,      December 31,
                                          2000      1999         1999
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity                      $77,615   $76,177      $78,675
Preferred Stock, Non-Redeemable,
  Non-Cumulative                             225       225          225
Preferred Stock, Redeemable,
  Cumulative                               3,465     3,532        3,532
Long-Term Debt, Less Current Portion      81,811    85,015       84,966
   Total Capitalization                  163,116   164,949      167,398

Current Liabilities:
 Long-Term Debt, Current Portion           3,203     1,187        1,191
 Capitalized Leases, Current Portion         831       813          902
 Accounts Payable                         15,138    14,777       16,515
 Short-Term Debt                          21,225     2,500       10,500
 Dividends Declared and Payable            1,848     1,838          220
 Refundable Customer Deposits              1,298     1,248        1,302
 Interest Payable                          1,311     1,378        1,245
 Other Current Liabilities                 7,307     4,036        3,042
   Total Current Liabilities              52,161    27,777       34,917

 Deferred Income Taxes                    44,534    43,255       42,634

Noncurrent Liabilities:
 Power Supply Contract Obligations        99,553   128,651      106,184
 Capitalized Leases,
   Less Current Portion                    3,245     3,820        3,860
 Other Noncurrent Liabilities              8,124     8,733        8,534
   Total Noncurrent Liabilities          110,922   141,204      118,578

TOTAL                                   $370,733  $377,185     $363,527





    (The accompanying notes are an integral part of these statements.)









               UNITIL CORPORATION AND SUBSIDIARY COMPANIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)
                               (UNAUDITED)


                                                  Nine Months Ended
                                                    September 30,
                                                  2000        1999
Net Cash Flow from Operating Activities:
 Net Income                                      $5,022      $6,051
 Adjustments to Reconcile Net Income to Cash
  Provided by Operating Activities:
   Depreciation and Amortization                  8,926       8,447
   Deferred Taxes Provision                       2,151         535
   Amortization of Investment Tax Credit          (192)       (251)
   Amortization of Debt Issuance Costs               45          45
 Changes in Working Capital:
   Accounts Receivable                            (963)         530
  Materials and Supplies                          (725)         133
  Prepayments                                   (1,164)         183
  Accrued Revenue                               (2,112)       2,018
  Accounts Payable                              (1,377)       3,395
  Refundable Customer Deposits                      (4)        (45)
  Taxes and Interest Payable                        874       (321)
 Other, Net                                         743     (1,138)
    Net Cash Provided by Operating               11,224      19,582
Activities

Net Cash Flows from Investing Activities:
  Acquisition of Property, Plant and Equip. (14,870) (11,916) Proceeds from Sale of Electric
      Generation Assets                             ---       5,288
  Acquisition of Other Property and
      Investments                               (1,257)     (3,271)
  Net Cash Used in Investing Activities        (16,127)     (9,899)

Cash Flows from Financing Activities:
  Net Increase (Decrease) in Short-Term Debt     10,725    (17,500)
  Proceeds from Issuance of Long-Term Debt          ---      12,000
  Repayment of Long-Term Debt                   (1,143)     (1,019)
  Dividends Paid                                (5,085)     (5,037)
  Issuance of Common Stock                          484       1,780
  Retirement of Preferred Stock                    (68)        (86)
  Repayment of Capital Lease Obligations          (687)       (754)
Net Cash Flows Provided by
   (used in) Financing Activities                 4,226    (10,616)

 Net Increase (Decrease) in Cash                  (677)       (933)
 Cash at Beginning of Year                        2,847       4,083
 Cash at June 30,                                $2,170      $3,150
 Supplemental Cash Flow Information:
   Cash Paid for:
     Interest Paid                               $6,029      $5,153
     Federal Income Taxes Paid                     $350      $3,133





     (The accompanying notes are an integral part of these statements.)


               UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1.

Dividends Declared Per Share:

     Four regular quarterly common stock dividends were declared during the nine-month periods ended September 30, 2000 and 1999.

Common Stock Dividend:

     On September 29, 2000, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common
Stock of $0.345 per share which was payable on November 15, 2000 to shareholders of record as of November 1, 2000.

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

     On January 19, 2000 the Company's Board of Directors declared its regular quarterly dividend on the Company's Common
Stock of $0.345 per share which as payable February 15, 2000 to shareholders of record as of February 1, 2000.

Note 2.

Common Stock:

     During the third quarter of 2000, the Company sold 5,768 shares of Common Stock, at an average price of $28.00 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $161,481 were used to reduce short-term borrowings.

Note 3.

Preferred Stock:

     Details on preferred stock at September 30, 2000, September
30, 1999 and December 31, 1999 are shown below:
                     (Amounts in Thousands)

                                          September 30,     December 31,
                                         2000       1999        1999
Preferred Stock
 Non-Redeemable, Non-Cumulative,
  6%, $100 Par Value                     $225       $225        $225
 Redeemable, Cumulative,
   $100 Par Value:
   8.70% Series                           215        215         215
   5% Dividend Series                      91         91          91
   6% Dividend Series                     168        168         168
   8.75% Dividend Series                  333        333         333
   8.25% Dividend Series                  385        385         385
   5.125% Dividend Series                 973        987         987
   8% Dividend Series                   1,300      1,353       1,353

    Total Redeemable Preferred Stock    3,465      3,532       3,532

        Total Preferred Stock          $3,690     $3,757      $3,757



Note 4.

Long-term Debt:

     Details on long-term debt at September 30, 2000, September 30, 1999 and December 31, 1999 are shown below:

                     (Amounts in Thousands)

                                            September 30,    December 31,
                                           2000       1999        1999
Concord Electric Company:
  First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024     6,000      6,000       6,000
Series J, 6.96%, due September 1,2028    10,000     10,000      10,000

Exeter & Hampton Electric Company:
 First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024     9,000      9,000       9,000
Series L, 6.96%, due September 1, 2028   10,000     10,000      10,000

Fitchburg Gas and Electric Light Company:
 Promissory Notes:
8.55% Notes due March 31, 2004           12,000     13,000      13,000
6.75% Notes due November 30, 2023        19,000     19,000      19,000
7.37% Notes due January 15, 2029         12,000     12,000      12,000

Unitil Realty Corp.
  Senior Secured Notes:
8.00% Notes Due August 1, 2017            7,014      7,202       7,157

Total                                    85,014     86,202      86,157

Less: Installments due within one year    3,203      1,187       1,191

Total Long-term Debt                    $81,811    $85,015     $84,966


Note 5.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2000 and 1999; and results of operations for the three and nine months ended September 30, 2000 and 1999; and consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999.

     Reclassifications of amounts are made periodically to previously issued financial statements to conform with the current year presentation.

     The results of operations for the nine months ended
September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.






           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                     AND FINANCIAL CONDITION

EARNINGS

     Diluted earnings per average common share were $0.23 for the third quarter of 2000, a decrease of $0.12 from the third quarter of 1999. This decrease reflects a $0.06 reduction in earnings from Utility Operations, as well as a $0.06 reduction in earnings related to planned start-up costs of the Company's e-commerce business, Usource.

     The decreased earnings in Utility Operations primarily reflects decreased electric sales, due to a cooler summer, and the loss of revenues from a major customer. Also impacting net income was an increase in Operation and Maintenance expenses related to restructuring activity and an increase in depreciation and amortization expenses, offset by a decrease in local property and other taxes.

     On a year-to-date basis, diluted earnings decreased $0.23 to $1.02 per share, compared to $1.25 per share for the first nine months of 1999. This reflects a $0.04 decrease in earnings from Utility Operations and a $0.19 decrease in earnings related to Usource.


Sales (000's)
                           Three Months Ended           Nine Months Ended
kWh Sales                09/30/00  9/30/99  Change   9/30/00  9/30/99 Change

Residential               142,794  150,755  -5.3%     435,741   429,892  1.4%
Commercial/Industrial     265,154  275,382  -3.7%     764,921   788,639 -3.0%

 Total kWh Sales          407,948  426,137  -4.3%   1,200,662 1,218,531 -1.5%

Firm Therm Sales

Residential                   884     796   11.1%       8,823     8,425  4.7%
Commercial/Industrial       1,215   1,168    4.0%       8,714     8,088  7.7%

  Total Firm Therm Sales    2,099   1,964    6.9%      17,537    16,513  6.2%



Segment Information
($000's)
                     Three Months Ended-9/30/00   Nine Months Ended-9/30/00
                       Utility                      Utility
                     Operations Usource  Total    Operations Usource   Total
Revenues               $44,448    $16   $44,464    $133,624     $65  $133,689
Segment Profit(Loss)     1,544   (477)    1,067       5,989  (1,164)    4,825
Diluted Earnings
  per Share               0.33  (0.10)     0.23        1.27   (.025)     1.02


                     Three Months Ended-9/30/00   Nine Months Ended-9/30/00
                     Utility                      Utility
                     Operations Usource  Total    Operations  Usource  Total
Revenues               $42,724    $14   $42,738    $127,826     $20  $127,846
Segment Profit(Loss)     1,807   (164)    1,643       6,131    (281)    5,850
Diluted Earnings
  per Share               0.39  (0.04)     0.35        1.31   (0.06)     1.25


     Operating Revenues increased in all three periods in 2000, when compared to the 1999 periods, largely because of increased fuel and gas costs, which are a direct pass through on customers' bills and do not affect the Company's net income. The driver for revenues net of these fuel costs are electric kWh sales and gas firm therm sales.

     Total electric kWh sales volume decreased 4.3% in the third quarter and 1.5% on a year-to-date basis, reflecting a cooler summer period and the loss of a major customer. In the third quarter of 2000, our service areas experienced approximately 48% fewer cooling degree-days than in the third quarter of 1999. A major customer curtailed operations in 1999 and rescinded its power contracts in the second quarter of 2000. A new owner has purchased the facility, and has announced plans to retool and resume operations during 2001. Residential sales decreased by 5.3% in the third quarter. On a year-to-date basis, Residential sales increased 1.4%, a result of customer growth. Commercial and Industrial sales decreased 3.7% and 3.0% for the three- and nine-month periods.

     Total firm therm gas sales increased 6.9% and 6.2% in the three- and nine-month periods, respectively. This reflects continued growth as a result of the strong regional economy, gas marketing efforts in our service territories, and a colder winter heating season compared to the prior year.

     For the first nine months ended September 30, 2000, Operation and Maintenance (O&M) expenses increased slightly. This 1.3% increase in O&M costs reflects restructuring activity costs, offset by lower pension expenses. In addition, the Company has incurred planned expenditures for sales, marketing and product development related to Usource. The 5.7% increase in Depreciation and Amortization expenses during the same period was due to the accelerated write-off of electric generating assets as a result of electric utility industry restructuring in Massachusetts, as well as additional amortization related to Usource product development. Local Property and Other taxes decreased 9.8%, related to divestiture of generating assets and the impact of state and local property tax changes in New Hampshire.

     Unitil began its Usource Internet-based brokering business in mid-1999, and, in June 2000, launched an enhanced technology platform at www.usourceonline.com. The Company continues to fund additional technology development, as well as costs for increased sales and marketing and product development.

     As a result of energy price increases and volatility, Usource experienced slow growth of transactions and revenues in the third quarter. Nevertheless, Usource continues to add new customers, and transaction volumes for natural gas are up. Usource is in the process of expanding its offerings of products and services as a comprehensive online energy solutions center and is extending its market reach to new geographic territories.

     Diluted earnings per average common share for the 12 months ended September 30, 2000 and 1999, were $1.51 and $1.77, respectively. This decrease is partially attributable to a $0.03 earnings per share decrease related to Utility Operations. Additionally, Usource's loss increased $0.23 per share during this period as a result of planned increases in expenditures related to sales, marketing, and product development.


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

     Massachusetts gas industry restructuring plans continue to be a major focus of our regulatory activities as well. Since 1997, FG&E has worked in collaboration with the other Massachusetts Local Distribution Companies (LDCs) and various other stakeholders to develop and implement the infrastructure to offer gas customers choice of their competitive gas energy supplier and to complete the restructuring of gas service provided by LDCs. FG&E has filed with the Massachusetts Department of Telecommunications and Energy (MDTE) new gas tariffs to implement natural gas unbundling in accordance with Model Terms and Conditions resulting from these collaborative efforts. The MDTE issued an order approving these tariffs and final regulations effective November 1, 2000.

     Massachusetts(Electric)-On January 15, 1999, the MDTE approved FG&E's restructuring plan with certain modifications. The Plan provides customers with: a) the ability to choose an energy supplier; b) an option to purchase Standard Offer Service provided by FG&E at regulated rates for up to seven years; and c) a cumulative 15% rate reduction. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts. The Company has been afforded full recovery of any transition costs through a non-bypassable retail Transition Charge.

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

     On February 2, 2000 the MDTE initiated a proceeding to examine FG&E's reconciliation filing and the consistency of the proposed charges and adjustments with the methods approved in FG&E's restructuring plan. The MDTE held four days of hearings in May, 2000 and the Company presented testimony in support of its filing. As part of his review of FG&E's filing, the Massachusetts Attorney General also filed testimony challenging FG&E's recovery of certain transition costs and other cost reconciliation calculations in this docket. While FG&E is confident in the reasonableness of its reconciliation filings, it cannot be certain of the MDTE's ultimate determination of transition cost recovery and requested approvals.

     As a result of restructuring and divestiture of FG&E's generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets and on FG&E's abandoned investment in Seabrook Station. An MDTE Order established the return to be earned on the unamortized balance of FG&E's generation plant. The new return reduces FG&E's earnings on its generation assets. As this portfolio is amortized over the next 10 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease. Currently, Unitil's earnings from this business segment represent approximately 10% of the total consolidated earnings.

     On August, 2, 2000, FG&E filed for an increase in its standard offer service rates pursuant to the Fuel Adjustment provision of its standard offer service ("SOS") tariff. This adjustment allows an increase in the SOS rate due to extraordinary increases in the fuel prices of oil and natural gas. Any revenues received as a result of this adjustment are passed on to the Company's wholesale SOS provider. At the time of the filing, the Company petitioned for an increase in the SOS rate from $0.038/kWh to $0.043/kWh effective Sept. 1, 2000. The MDTE suspended the filing for further review. Subsequently, other electric utility companies, operating in Massachusetts, have made similar filings and the MDTE has instituted proceedings in each of those cases. There have been initial and reply comments as well as a technical session for each of the Companies. There is a public hearing scheduled for November 16, 2000. The Company is seeking MDTE approval to increase in the SOS rate effective
January 1, 2001. Fuel prices are expected to be above the fuel trigger, resulting in expected surcharges in the SOS rates through 2001.

     In 1999, the MDTE initiated an investigation on its own motion into the pricing and procurement of default service. This docket, DTE 99-60, paves the road for moving default service pricing to market based rates. Default service had previously been priced equivalent to standard offer service. As a result, Fitchburg issued a Request for Proposals for default service in September, 2000. In October, while awaiting final bid prices, FG&E filed interim proxy rates for default service for the month of December. These rates were based on recent short term market prices for default service and were approved by the MDTE. FG&E awarded a contract for default service on October 31, 2000 and filed resulting rates and a tariff on November 3, 2000 effective for the period January through May, 2001. Customers will have the option of receiving either the fixed six-month pricing option or variable monthly pricing. FG&E has worked with the default service education working group to provide customers with notice of changes in the way default service is procured and priced is working to meeting the guidelines set forth therein. The Company's default service rates for January through May 2001 are pending MDTE approval.

     In June, 2000, the MDTE opened up an investigation into whether (1) metering, meter maintenance and testing, customer billing and information services should be unbundled; and (2) the service territories of distribution companies should remain exclusive. If the MDTE determines that MBIS should be unbundled and provided on a competitive basis, or that the exclusivity of distribution company service territories should be terminated or altered, the MDTE is required to file its recommendations, and draft implementing legislation with the clerk of the House of Representatives by January 1, 2001. The MDTE had received comments from interested parties and has held a technical session focusing on whether advanced metering systems can be efficiently installed under the current distribution company framework and the extent to which a supplier single billing option, under which suppliers would issue to their customers consolidated bills for both supplier-related and distribution company-related services, can be implemented within the current system.

     Massachusetts(Gas)- In mid-1997, the MDTE directed all Massachusetts natural gas LDCs to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service, and directed FG&E and four other LDCs to file unbundled gas rates for its review. FG&E's unbundled gas rates were filed with, and approved by, the MDTE and implemented in November 1998.

     On February 1, 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision regarding release by LDCs of their pipeline capacity contracts to competitive marketers. In March 1999, the LDCs and other stakeholders filed a settlement with the MDTE which set forth rules for implementing an interim firm transportation service through October 31,2000. The MDTE approved the settlement on April 2, 1999. FG&E has made separate compliance filings that were approved by the MDTE to implement its interim firm gas transportation service for its largest general service customers and to complement this service with a firm gas peaking service. This interim service is now superseded by the permanent transportation service, which was approved for implementation on November 1, 2000.

     On November 3, 1999 the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service and default service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E filed Company-specific tariffs that implement natural gas unbundling. The MDTE also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The MDTE has issued an order approving the tariffs and final regulations effective November 1, 2000.

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

     Rate Proceedings - The last formal regulatory filings to increase base electric rates for Unitil's three retail operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

     On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998 that would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had double-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million in double collections since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. Hearings were held in early 2000 and were recently reopened to hear new evidence.

     On October 29, 1999, the MDTE initiated a proceeding designed to result in the eventual implementation of Performance Based Rate making (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. On December 29, 1999, FG&E field a petition with the MDTE for authority to defer for later recovery costs associated with its preparation of a PBR filing for its gas division and its participation in the MDTE-initiated generic gas and electric PBR proceedings. This petition is pending. The Company is currently evaluating the impact, if any, that PBR would have on the Company's ability to continue applying the standards of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation."

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

     During the period that Millstone 3 was out of service, FG&E continued to incur its proportionate share of the unit's ongoing Operations and Maintenance (O&M) costs, and may incur additional O&M costs and capital expenditures to meet NRC requirements.
FG&E also incurred costs to replace the power that was expected to be generated by the unlit. During the outage, FG&E incurred approximately $1.2 million in replacement power costs, and recovered those costs through its electric fuel charge, which is subject to review and reconciliation by the MDTE. Under existing MDTE precedent, FG&E's replacement power costs of $1.2 million could be subject to disallowance in rates.

     In August 1997, FG&E, in concert with other non operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. On March 22, 2000, FG&E entered into a settlement agreement with the defendants under which FG&E will dismiss its lawsuit and arbitration claims. The settlement is generally similar to earlier settlements with the defendants, and three joint owners that own, in the aggregate, approximately19 percent of the unit. The settlement provides for FG&E to receive an initial payment of $600,000 and other amounts contingent upon future events and would result in FG&E's entire interest in the unit being included in the auction of the majority interest, and certain of the minority interests, in Millstone 3 expected to be completed by 2001. Upon completion of the sale of Millstone 3, FG&E will be relieved of all residual liabilities, including decommissioning liabilities, associated with Millstone 3. FG&E expects to flow through the net proceeds of the settlement to its customers.

     On September 8, 2000, Western Massachusetts Electric Company, New England Power Company, and FG&E together filed a Joint Petition requesting approval by the MDTE of the sale of their respective interests in Millstone Units 1, 2 and 3. The Companies also request MDTE findings that the divested assets qualify as "eligible facilities" pursuant to Section 32 (c) of the Public Utility Holding Company Act of 1935. The proceeding is now underway.

CAPITAL REQUIREMENTS

     Capital expenditures on plant and equipment for the nine months ended September 30, 2000 were approximately $14.9 million. This compares to $11.9 million during the same period last year. Capital expenditures for plant and equipment for the year 2000 are estimated to be approximately $19.0 million as compared to $15.4 million for 1999. This projection reflects capital expenditures for utility system expansions, replacements and other improvements.

LEGAL PROCEEDINGS

     The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to: variations in weather, changes in the regulatory environment, customers' preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Company.



                                              PART I. EXHIBIT 11.

           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
  COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
                           (UNAUDITED)

    (Amounts in Thousands, except Shares and Per Share Data)



                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
BASIC EARNINGS PER SHARE        2000       1999       2000      1999

Net Income                     $1,131     $1,709     $5,022    $6,051
Less: Dividend Requirement
   On Preferred Stock              64         66        197       201
Net Income Applicable
   To Common Stock             $1,067     $1,643     $4,825    $5,850

Average Number of Common
   Shares Outstanding       4,725,989  4,703,069  4,720,236 4,673,318

Basic Earnings Per Common
Share                           $0.23      $0.35      $1.02     $1.25




                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
DILUTED EARNINGS PER SHARE      2000       1999       2000      1999

Net Income                     $1,131     $1,709     $5,022    $6,051
Less: Dividend Requirement
   On Preferred Stock              64         66        197       201
Net Income Applicable
   To Common Stock             $1,067     $1,643     $4,825    $5,850

Average Number of Common
   Shares Outstanding       4,725,989  4,703,069  4,720,236 4,673,318

Diluted Earnings Per
Common Share                    $0.23      $0.35      $1.02     $1.25









                                              PART I. EXHIBIT 99.

           UNITIL CORPORATION AND SUBSIDIARY COMPANIES
                SELECTED QUARTERLY FINANCIAL DATA
                (000's except for per share data)
                           (UNAUDITED)



                       Three Months Ended                 Three Months Ended
                         September 30,                       December 31,
                         2000     1999                        1999     1998
Total Operating                          Total Operating
Revenues              $44,464  $42,738   Revenues          $44,527  $40,828
Operating Income       $2,879   $3,392   Operating Income   $4,063   $4,181
Net Income             $1,131   $1,709   Net Income         $2,387   $2,432
Basic Earnings                           Basic Earnings
per Share               $0.23    $0.35   per Share           $0.49    $0.52
Diluted Earnings                         Diluted Earnings
per Share               $0.23    $0.35   per Share           $0.49    $0.50
Dividends Paid                           Dividends Paid
Common Share           $0.345   $0.345   Common Share       $0.345    $0.34


                    Three Months Ended                    Three Months Ended
                          March 31,                              June 30,
                        2000     1999                        2000     1999
Total Operating                          Total Operating
Revenues              $46,317  $42,347   Revenues          $42,908  $42,761
Operating Income       $4,458   $4,551   Operating Income   $3,030   $3,402
Net Income             $2,664   $2,744   Net Income         $1,227   $1,598
Basic Earnings                           Basic Earnings
per Share               $0.55    $0.58   per Share           $0.25    $0.32
Diluted Earnings                         Diluted Earnings
per Share               $0.55    $0.58   per Share           $0.24    $0.32
Dividends Paid                           Dividends Paid
per Common Share       $0.345   $0.345   Common Share       $0.345   $0.345























                   PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.    Description of Exhibit                Reference

          11        Computation in Support of
                    Earnings Per Average Common Share     Filed herewith

          99        Selected Quarterly Financial Data     Filed herewith


     (b)  Reports on Form 8-K

During the quarter ended September 30, 2000, the Company did not file any reports on Form 8-K.













                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                UNITIL CORPORATION
                                                   (Registrant)




Date:  November 13, 2000                 /s/  Anthony J. Baratta, Jr.
                                              Anthony J. Baratta, Jr.
                                              Chief Financial Officer



Date:  November 13, 2000                 /s/  Mark H. Collin
                                              Mark H. Collin
                                              Treasurer