Form 10-Q
period 2001-03-31
UNITIL CORP
filed 2001-05-15
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2001

Commission File Number 1-8858

UNITIL CORPORATION

(Exact name of registrant as specified in its charter)

New Hampshire	02-0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Lane West, Hampton, New Hampshire	03842-1720
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code: (603) 772-0775

Former name, former address and former fiscal year, if changed since last report:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2001
Common Stock, No par value	4,740,574 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2001

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2001	2000
Operating Revenues:
Electric	$53,313	$38,958
Gas	11,082	7,320
Other	95	39
Total Operating Revenues	64,490	46,317

Operating Expenses:
Fuel and Purchased Power	40,171	25,853
Gas Purchased for Resale	7,642	4,052
Operation and Maintenance	7,190	6,169
Depreciation and Amortization	3,366	3,040
Provisions for Taxes:
Local Property and Other	1,387	1,377
Federal and State Income	1,003	1,368
Total Operating Expenses	60,759	41,859
Operating Income	3,731	4,458
Non-Operating Expense, Net	46	49
Income Before Interest Expense	3,685	4,409
Interest Expense, Net	1,679	1,745
Net Income	2,006	2,664
Less Dividends on Preferred Stock	67	67
Net Income Applicable to Common Stock	$1,939	$2,597

Average Common Shares Outstanding	4,737,713	4,714,540

Basic Earnings Per Share	$0.41	$0.55

Diluted Earnings Per Share	$0.41	$0.55

Dividends Declared per Share
of Common Stock (Note 2)	$0.69	$0.69

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,
	2001	2000	2000
ASSETS:

Utility Plant:
Electric	$164,988	$165,194	$173,883
Gas	37,908	34,628	36,996
Common	21,491	21,654	21,602
Construction Work in Progress	1,111	2,046	1,844
Utility Plant	225,498	223,522	234,325
Less: Accumulated Depreciation	68,911	68,107	71,036
Net Utility Plant	156,587	155,415	163,289

Other Property and Investments	8,902	5,276	8,740

Current Assets:
Cash	1,390	2,730	3,060
Accounts Receivable - Less Allowance
for Doubtful Accounts of $595,
$593 and $596	25,542	18,421	20,057
Refundable Taxes	1,564	(962)	1,980
Materials and Supplies	2,026	2,074	2,854
Prepayments	1,528	1,140	1,317
Accrued Revenue	6,714	(397)	8,602
Total Current Assets	38,764	23,006	37,870

Noncurrent Assets:
Regulatory Assets	143,810	141,938	137,470
Prepaid Pension Costs	10,169	9,349	9,996
Debt Issuance Costs	1,468	1,336	1,479
Other Noncurrent Assets	23,119	24,629	24,123
Total Noncurrent Assets	178,566	177,252	173,068

TOTAL	$382,819	$360,949	$382,967

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,
	2001	2000	2000
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$78,678	$78,223	$79,935
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,465	3,532	3,465
Long-Term Debt, Less Current Portion	93,640	81,915	81,695
Total Capitalization	176,008	163,895	165,320

Current Liabilities:
Long-Term Debt, Current Portion	3,211	3,195	3,207
Capitalized Leases, Current Portion	928	874	935
Accounts Payable	21,587	14,222	18,539
Short-Term Debt	21,260	12,225	32,500
Dividends Declared and Payable	1,776	1,835	209
Refundable Customer Deposits	1,283	1,307	1,252
Interest Payable	1,333	1,392	1,150
Other Current Liabilities	7,174	3,577	6,377
Total Current Liabilities	58,552	38,627	64,169

Deferred Income Taxes	44,133	42,352	45,859

Noncurrent Liabilities:
Power Supply Contract Obligations	95,201	103,973	97,342
Capitalized Lease, Less Current Portion	3,030	3,654	3,259
Other Noncurrent Liabilities	5,895	8,448	7,018
Total Noncurrent Liabilities	104,126	116,075	107,619

TOTAL	$382,819	$360,949	$382,967

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)
(UNAUDITED)
	Three Months Ended March 31,
	2001	2000
Cash Flows from Operating Activities:
Net Income	$2, 006	$2,664
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	3,366	3,040
Deferred Taxes Provision	1,035	(99)
Amortization of Investment Tax Credit	(38)	(64)
Amortization of Debt Issuance Costs	15	15
Changes in Working Capital:
Accounts Receivable	(5,485)	(1,791)
Materials and Supplies	828	429
Prepayments	(384)	(657)
Accrued Revenue	1,888	2,659
Accounts Payable	3,048	(2,293)
Refundable Customer Deposits	31	5
Taxes and Interest Payable	1,004	2,528
Other, Net	(1,672)	(919)
Net Cash Provided by Operating Activities	5,642	5,517

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(6,336)	(4,308)
Proceeds from Sale of Property	342	---
Other Property and Investments	(162)	(226)
Cash (Used) in Investing Activities	(6,156)	(4,534)

Cash Flows from Financing Activities:
Net Increase in Short-Term Debt	3,760	1,725
Repayment of Long-Term Debt	(3,051)	(1,047)
Dividends Paid	(1,767)	(1,704)
Issuance of Common Stock	138	160
Repayment of Capital Lease Obligations	(236)	(234)
Cash (Used) in Financing Activities	(1,156)	(1,100)

Net (Decrease) in Cash	(1,670)	(117)
Cash at Beginning of Year	3,060	2,847
Cash at March 31	$1,390	$2,730

Supplemental Cash Flow Information:
Interest Paid	$2,150	$1,853

The Company recorded the impact of the sale of Millstone 3, related to its Electric Utility Restructuring Plan as required by the MDTE, on March 31, 2001. The non-cash changes related to this sale are as follows:

(Decrease) in Electric Utility Plant-net of accum. depreciation	($7,684)	---
Decrease in related Deferred Taxes	2,686	---
Other Balance Sheet changes	191	---
Increase in Regulatory Asset	$4,807	---

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.

Reclassifications:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2001 and 2000; and results of operations for the three months ended March 31, 2001 and 2000; and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000.

Reclassifications are made periodically to amounts previously reported to conform to current year presentation.

The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Dividends Declared Per Share:

Two regular quarterly common stock dividends were declared during the first quarter of 2001 and 2000.

Common Stock Dividend:

On March 15, 2001, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which is payable on May 15, 2001 to shareholders of record as of May 1, 2001.

On January 16, 2001, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share which was payable on February 15, 2001 to shareholders of record as of February 1, 2001.

Note 3.

Common Stock:

During the first quarter of 2001, the Company sold 5,657 shares of Common Stock, at an average price of $25.49 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $137,744 were used to reduce short-term borrowings.

Note 4.

Preferred Stock:

Details on preferred stock at March 31, 2001, March 31, 2000 and December 31, 2000 are shown below (000's):

	March 31,		December 31,
	2001	2000	2000
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$225	$225	$225
Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	91	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	973	987	973
8% Dividend Series	1,300	1,353	1,300
Total Redeemable Preferred Stock	3,465	3,532	3,465
Total Preferred Stock	$3,690	$3,757	$3,690

Note 5.

Long-term Debt:

For presentation purposes, the long-term debt on the Balance Sheet reflects the issuance of $7.5 million of Series K First Mortgage Bonds for Concord Electric Company and $7.5 million of Series M First Mortgage Bonds for Exeter and Hampton Electric Company, which were effective prior to March 31, 2001, with a corresponding decrease to short-term debt. These bonds were approved by the New Hampshire Public Utilities Commission (NHPUC) on March 23, 2001 and subsequently issued.

Details on long-term debt at March 31, 2001, March 31, 2000 and December 31, 2000 are shown below (000's):

	March 31,		December 31,
	2001	2000	2000

Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	6,000	6,000	6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	---	---

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	---	---

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	9,000	12,000	12,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes due August 1, 2017	6,851	7,110	6,902

Total	96,851	85,110	84,902
Less: Installments due within one year	3,211	3,195	3,207

Total Long-term Debt	$93,640	$81,915	$81,695

Note 6.

Segment Information:

The following table provides significant segment financial data for the quarters-ended March 31, 2001 and 2000:
Quarter Ended March 31, 2001 (000's)	Electric	Gas	Other	Usource	Eliminations	Total
Revenues
External Customers	$53,313	$11,082	$8	$87		$64,490
Intersegment	----	----	5,024	----	(5,024)	----
Depreciation and Amortization	2,412	401	345	208		3,366
Interest, net	1,067	381	195	36		1,679
Income Taxes	811	437	40	(285)		1,003
Segment Profit (Loss)	1,729	702	51	(543)		1,939
Identifiable Segment Assets	319,646	40,138	39,690	4,207	(20,862)	382,819
Regulatory Assets	143,810	----	----	----		143,810
Capital Expenditures	5,823	292	82	301		6,498

Quarter Ended March 31, 2000 (000's)
Revenues
External Customers	$38,858	$7,320	$107	$32		$46,317
Intersegment	----	----	4,761	----	(4,761)	----
Depreciation and Amortization	2,232	377	379	52		3,040
Interest, net	1,229	367	137	12		1,745
Income Taxes	1,106	339	64	(141)		1,368
Segment Profit (Loss)	2,137	652	100	(292)		2,597
Identifiable Segment Assets	300,631	39,258	43,211	1,261	(23,412)	360,949
Regulatory Assets	141,938	----	----	----		141,938
Capital Expenditures	3,339	499	98	598		4,534

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

SAFE HARBOR CAUTIONARY STATEMENT

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

RESULTS OF OPERATIONS

Earnings per average common share were $0.41 for the first quarter of 2001, a decrease of $0.14 per share compared to earnings per share of $0.55 for the same three-month period in 2000. For the first quarter of 2001, Utility Operations contributed $0.52 per share to consolidated results, while non-utility operations lost $0.11 per share.

Earnings per share from Utility Operations in the first quarter of 2001 were $0.09 lower than the per-share earnings from this business segment in the same three-month period in 2000. This reduction primarily reflects the loss of a major electrical customer that discontinued operations last year, and increased Operation and Maintenance expenses due to hi gher storm-related maintenance and other operating costs. These factors were partially offset by increased gas margins and decreased Interest Expense, net of Interest Income. Losses from Usource increased $0.05 per share over the same quarter last year, due to costs associated with the operation and development of the business.

Sales (000's)	Three Months Ended
kWh Sales	03/31/01	03/31/00	Change
Residential	167,827	163,836	2.4%
Commercial/Industrial	251,291	255,635	(1.7%)
Total kWh Sales	419,118	419,471	(0.1%)

Firm Therm Sales
Residential	5,803	5,526	5.0%
Commercial/Industrial	5,966	5,211	14.5%
Total Firm Therm Sales	11,769	10,737	9.6%

Segment Information ($000's)	Three Months Ended - 3/31/01
	Utility Operations	Usource	Total
Revenues	$64,403	$87	$64,490
Segment Profit (Loss)	2,482	(543)	1,939
Diluted Earnings per Share	0.52	(0.11)	0.41

	Three Months Ended - 3/31/00
	Utility Operations	Usource	Total
Revenues	$46,285	$32	$46,317
Segment Profit (Loss)	2,889	(292)	2,597
Diluted Earnings per Share	0.61	(0.06)	0.55

During the current three-month period, kilowatt-hour (kWh) sales to Residential customers increased 2.4%, while kWh sales to Commercial and Industrial customers declined 1.7%. This decline in Commercial and Industrial sales is attributable to signs of a slowing economy, coupled with the impact of the bankruptcy of a major customer that occurred in the second quarter of 2000.

Firm Therm gas sales increased 9.6% in the current period, due to more normal average temperatures (approximately 11% colder than the same three-month period a year earlier), and the success of the Company's natural gas sales and marketing programs. Firm Therm gas sales to Residential customers increased 5.0%, and sales to Commercial and Industrial customers increased 14.5% in the current quarter.

Total Operating Revenues increased 39%, or $18.2 million, in the first quarter of 2001 compared to the same three-month period in the prior year, reflecting increased revenues from the recovery of significantly higher electric fuel and purchased power costs and gas purchase costs. These higher revenues do not affect the Company's net income, as they are matched dollar for dollar with the costs incurred by the Company to procure electricity and natural gas for customers.

Fuel and Purchased Power costs and Gas Purchased for Resale costs increased significantly in the quarter, due to spot market increases in the commodity costs. Operation and Maintenance expenses increased in this quarter, largely due to higher storm related maintenance and other operating costs.  Depreciation and Amortization increased due to utility plant additions and the amortization of web-site development software costs. Local Property and Other taxes remained consistent with the previous year. Federal and State Income Taxes decreased due to lower taxable income in this quarter, compared to same quarter last year.

Earnings per share from the Company's non-regulated operations are related to planned operating and development costs of Usource, the Company's Internet-based energy brokering business. For the current quarter, Usource lost $0.11 per share compared to $0.06 per share in the first quarter of 2000. Brokerage activity in the first quarter of 2001 resulted in revenues of $87,000, equal to two-thirds of the total revenues recorded in all of 2000. For the remainder of 2001, Usource expenditures are expected to be significantly reduced and the energy brokering business is projected to experience continued revenue growth. Going forward, the Company expects and improvement in Usource year-to-year results.

The Company continues to hold approximately a 9% equity interest in Enermetrix. This investment is recorded "at cost" by the Company, based on a total investment of $5.4 million. Enermetrix is a service provider and technology enabler for deregulated energy markets and developed The Enermetrix Network, an Internet-based energy procurement bid system that matches buyers and sellers of energy in competitive markets.

On March 31, 2001, the Company completed the sale of its interest in the Millstone 3 Nuclear Generating Station (along with the majority of other owners of the facility) to Dominion Nuclear Connecticut, Inc., a subsidiary of Dominion (NYSE: D). As a result of this sale, the Company's utility subsidiary, Fitchburg Gas and Electric Light Company, completed the divestiture of its 2.5 megawatt interest in Millstone 3 and eliminated all potential future liabilities and contingencies related to this nuclear facility, including environmental and decommissioning liabilities. The sale resulted in net cash proceeds of $342,000. There were various non-cash changes related to this sale, such as reclassification of the undepreciated plant balance of $7,684,000, from Electric Utility Plant to Regulatory Assets. In addition, there was a decrease in Deferred Federal and State Taxes of $2,686,000. The recovery of this regulatory asset balance of $4,807,000 has been approved to be collected in rates over the next nine years by the MDTE. The table below summarizes these non-cash Balance Sheet reclassifications.

Reclassifications related to the sale of Millstone 3 (000's)

(Decrease) in Electric Utility Plant-net of accum. depreciation	($7,684)
Decrease in related Deferred Taxes	2,686
Other Balance Sheet changes	191
Increase in Regulatory Asset	$4,807

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

On August 2, 2000, FG&E was the first electric company in Massachusetts to file for an increase in its Standard Offer Service rates pursuant to the Fuel Adjustment provision of its Standard Offer Service (SOS) tariff. This adjustment allows an increase in the SOS rate due to increases in the fuel prices of oil and natural gas. Any revenues received as a result of this adjustment are passed on to the Company's wholesale SOS provider. The MDTE suspended the filing for further review. Subsequently, other electric utility companies operating in Massachusetts made similar filings, and the MDTE instituted proceedings in each of those cases. On December 4, 2000, the MDTE issued an order for the utilities authorizing a "fixed" fuel adjustment, calculated based on the most recent 12 months of data. These adjustments took effect on January 1, 2001. FG&E's SOS rate increased from $0.038/kWh to $0.05121/kWh. Unrecovered amounts to date will be recovered, subject to the rate reduction requirements of the Act.

In approving the new SOS rates, the MDTE also directed all electric distribution companies to file a report with the MDTE on their efforts to mitigate transition costs. On January 19, 2001, FG&E filed an extensive report detailing its mitigation activities, including contract restructurings, divestiture of its generating assets, and a variety of initiatives intended to reduce the burden of increasing energy prices on customers. While FG&E has completed the divestiture of its generation assets, the Company continues to seek ways to reduce its transition costs and lower prices for customers.

On December 1, 2000, FG&E filed new electric rates for effect January 1, 2001. The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved final rates on December 29, 2000, subject to reconciliation pursuant to an investigation of actual and estimated transition costs, resulting in an upward inflation adjustment of 3.5% relative to 2000 rates.

New customers, and customers who previously opted to take electric supply service from a competitive provider, may purchase power through FG&E under Default Service. FG&E provides the Default Service through a third party supplier at market-based rates. The Company issued its first Request for Proposals for Default Service in September 2000. FG&E awarded a contract and filed resulting rates, which were approved, effective for the period January through May 2001. The Company issued its second Request for Proposals in March 2001. A contract was awarded and the resulting rates were approved effective for the period June through November 2001.

In June 2000, the MDTE opened an investigation into whether (1) metering, meter maintenance and testing, and customer billing and information services (MBIS) should be unbundled; and (2) the service territories of distribution companies should remain exclusive. On December 29, 2000, the MDTE issued its report recommending that the Legislature not take action to allow for the competitive provision of MBIS in the electric industry. The MDTE also concluded that exclusive service territories should remain intact. Instead, the MDTE would open a proceeding to establish terms and conditions by which distribution companies will install advanced metering equipment, stating that efforts along these lines will likely yield substantial benefits to electricity consumers sooner than would competition. On February 8, 2001 the MDTE opened a proceeding to investigate this matter. During March 2001, the electric utilities, including FG&E, filed model tariffs for advanced metering for consideration by the MDTE. These filings are now pending.

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

Unitil has continued to work actively to explore settlement options and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring in the state. In October 2000, the NHPUC approved a settlement for the restructuring of PSNH, which settlement was implemented on May 1, 2001.

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

As discussed above, FG&E filed for and received approval of an increase to its electric Standard Offer Service rate reflecting extraordinary increases in the price of oil and natural gas. FG&E also received an increase to its Cost of Gas Adjustment resulting in bill increases of approximately 25%, effective November 1, 2000. FG&E subsequently received another increase of approximately 20% to its Cost of Gas Adjustment for effect February 1, 2001. Wholesale natural gas prices reached record levels in New England and across the United States in response to cold weather and tight supplies. Reflecting a moderation in natural gas prices, FG&E implemented a decrease to its Cost of Gas Adjustment for the summer period, effective May 1, 2001. In New Hampshire, CECo and E&H filed and received approval of increases to their Fuel and Purchased Power Adjustments, resulting in bill increases of 25% to 34%, depending upon usage patterns, effective January 1, 2001. These higher fuel costs are a pass-through without markup or profit. Retail electricity prices for most New England utilities increased this past winter.

On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, that would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had double-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million in double collections since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. Hearings were held in early 2000 and were reopened in November 2000 to hear new evidence. Supplemental testimony has been filed and additional hearings were held in February 2001. Briefs were filed during March 2001.

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

On December 31, 1999, the Massachusetts Attorney General filed a complaint against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000, held a public hearing and procedural conference in December 2000, and subsequently issued a procedural schedule covering the period January through July 2001. Any order received from the MDTE would apply to the Company's rates prospectively and would not be retroactive. Management is unable to predict the outcome of this proceeding but an unfavorable result could have an adverse impact on the Company's consolidated financial position.

During April 2001, the MDTE held a technical session with the Company and the Attorney General regarding certain costs the Company has recovered through its Local Distribution Adjustment Clause. Approximately $175,000 of costs are in dispute. The Company is preparing written responses to questions posed during the session.

Due to changes in NH tax law, on April 26, 2001, CECo and E&H filed tariff changes with the NHPUC for effect May 1, 2001 to reduce rates by eliminating the State Gross Receipts Franchise Tax, and to increase rates by including a Business Profits Tax factor. The overall impact is a small decrease for most customers. The tariff changes have been suspended and set for hearing.

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

In August 1997, FG&E, in concert with other non-operating joint owners, filed a demand for arbitration in Connecticut and a lawsuit in Massachusetts, in an effort to recover costs associated with the extended unplanned shutdown. Several preliminary rulings have been issued in the arbitration and legal cases, and both cases are continuing. On March 22, 2000, FG&E entered into a settlement agreement with the defendants under which FG&E agreed to dismiss its lawsuit and arbitration claims. The settlement was generally similar to earlier settlements with the defendants, and three joint owners that own, in the aggregate, approximately 19% of the unit. The settlement provided for FG&E to receive an initial payment of $600,000 and other amounts contingent upon future events and would result in FG&E's entire interest in the unit being included in the auction of the majority interest, and certain of the minority interests, in Millstone 3. FG&E is flowing through the net proceeds of the settlement to its customers.

In August 2000, FG&E entered into an agreement, along with other joint owners, to sell its interest in Millstone 3 to a subsidiary of Dominion Resources, Inc. After filing for review and approval from a number of regulatory agencies, including the MDTE, NHPUC and NRC, FG&E sold all of its interest in Millstone 3 on March 31, 2001. As a result of the settlement and sale, FG&E has been relieved of all residual liabilities, including decommissioning liability, associated with Millstone 3.

CAPITAL REQUIREMENTS

Capital expenditures for the three months ended March 31, 2001 were approximately $6.3 million. This compares to $4.3 million during the same period last year. Annual capital expenditures for the year 2001 are estimated to be approximately $18.5 million as compared to $22.2 million for 2000. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

4.1	Tenth Supplemental Indenture dated January 15, 2001 amending CECo's Original First Mortgage Bonds Indenture and all successor supplemental indentures.	Filed herewith

4.2	Eleventh Supplemental Indenture dated April 20, 2001 relating to CECo's First Mortgage Bonds, Series K, 8.0% due May 1, 2031.	Filed herewith

4.3	Bond Purchase Agreement dated April 20, 2001 relating to CECo's First Mortgage Bonds, Series K, 8.0% due May 1, 2031.	Filed herewith

4.4	Twelfth Supplemental Indenture dated April 20, 2001 relating to E&H's First Mortgage Bonds, Series M, 8.0% due May 1, 2031.	Filed herewith

4.5	Bond Purchase Agreement dated April 20, 2001 relating to E&H's First Mortgage Bonds, Series M, 8.0% due May 1, 2031.	Filed herewith

(b)    Reports on Form 8-K

During the quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: May 14, 2001	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: May 14, 2001	/s/ Mark H. Collin
Mark H. Collin
Treasurer

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING

(000's except for per share data)

(UNAUDITED)

BASIC	Three Months Ended March 31,
EARNINGS PER SHARE	2001	2000

Net Income	$2,006	$2,664
Less: Dividend Requirement
on Preferred Stock	67	67
Net Income Applicable
to Common Stock	$1,939	$2,597

Average Number of Common
Shares Outstanding	4,738	4,715

Basic Earnings Per Common Share	$0.41	$0.55

DILUTED	Three Months Ended March 31,
EARNINGS PER SHARE	2001	2000

Net Income	$2,006	$2,664
Less: Dividend Requirement
on Preferred Stock	67	67
Net Income Applicable
to Common Stock	$1,939	$2,597

Average Number of Common
Shares Outstanding	4,756	4,747

Diluted Earnings Per Common Share	$0.41	$0.55