Form 10-Q
period 2001-06-30
UNITIL CORP
filed 2001-08-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2001

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2001
Common Stock, No par value	4,746,196 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2001

Table of Contents

Part I. Financial Information	Page No.
Item 1. Financial Statements

Consolidated Statements of Earnings - Three and Six
Months Ended June 30, 2001 and 2000	2

Consolidated Balance Sheets, June 30, 2001,
June 30, 2000 and December 31, 2000	3-4

Consolidated Statements of Cash Flows - Six Months
Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-14

Item 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition	15-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Part II. Other Information

Item 1. Legal Proceedings	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

Exhibit 11 - Computation of Earnings per Average
Common Share Outstanding

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Operating Revenues
Electric	$41,589	$38,778	$94,902	$77,736
Gas	3,952	4,105	15,034	11,425
Other	78	25	173	64
Total Operating Revenues	45,619	42,908	110,109	89,225

Operating Expenses
Fuel and Purchased Power	29,567	26,785	69,738	52,638
Gas Purchased for Resale	2,227	2,256	9,869	6,308
Operation and Maintenance	5,439	6,023	12,629	12,192
Depreciation and Amortization	3,203	3,021	6,569	6,061
Provisions for Taxes:
Local Property and Other	1,289	1,245	2,676	2,622
Federal and State Income	678	548	1,681	1,916
Total Operating Expenses	42,403	39,878	103,162	81,737
Operating Income	3,216	3,030	6 947	7,488
Non-Operating Expenses, Net	42	84	88	133
Income Before Interest Expense	3,174	2,946	6 859	7,355
Interest Expense, Net	1,722	1,719	3,401	3,464
Net Income	1,452	1,227	3,458	3,891
Less Dividends on Preferred Stock	64	66	131	133
Net Income Applicable to Common Stock	$1,388	$1,161	$3,327	$3,758

Average Common Shares Outstanding	4,743,415	4,720,178	4,740,564	4,717,359

Basic Earnings Per Share	$0.29	$0.25	$0.70	$0.80

Diluted Earnings Per Share	$0.29	$0.24	$0.70	$0.79

Dividends Declared Per Share
of Common Stock (Note 1)	$0.345	$0.345	$1.035	$1.035

 (The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	June 30,		December 31,
	2001	2000	2000
ASSETS:

Utility Plant:
Electric	$178,533	$166,473	$173,883
Gas	38,312	35,273	36,996
Common	21,333	21,150	21,602
Construction Work in Progress	3,376	3,207	1,844
Total Utility Plant	241,554	226,103	234,325
Less: Accumulated Depreciation	74,880	68,518	71,036
Net Utility Plant	166,674	157,585	163,289

Other Property and Investments	5,984	6,338	8,740

Current Assets:
Cash	5,196	3,002	3,060
Accounts Receivable - Less Allowance for
Doubtful Accounts of $579, $589 and $596	21,535	17,274	20,057
Refundable Taxes	670	(152)	1,980
Materials and Supplies	2,803	2,321	2,854
Prepayments	1,557	1,362	1,317
Accrued Revenue	1,444	2,402	8,602
Total Current Assets	33,205	26,209	37,870

Noncurrent Assets:
Regulatory Assets	133,515	139,799	137,470
Prepaid Pension Costs	10,334	9,578	9,996
Debt Issuance Costs	1,774	1,325	1,479
Other Noncurrent Assets	33,123	24,392	24,123
Total Noncurrent Assets	178,746	175,094	173,068

TOTAL	$384,609	$365,226	$382,967

 (The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	June 30,		December 31,
	2001	2000	2000
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$78,788	$77,973	$79,935
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,465	3,465	3,465
Long-Term Debt, Less Current Portion	107,568	81,864	81,695
Total Capitalization	190,046	163,527	165,320

Current Liabilities:
Long-Term Debt, Current Portion	3,232	3,199	3,207
Capitalized Leases, Current Portion	921	850	935
Accounts Payable	21,120	13,771	18,539
Short-Term Debt	6,300	16,700	32,500
Dividends Declared and Payable	1,819	1,841	209
Refundable Customer Deposits	1,307	1,282	1,252
Interest Payable	1,375	1,150	1,150
Other Current Liabilities	6,774	6,550	6,377
Total Current Liabilities	42,848	45,343	64,169

Deferred Income Taxes	49,854	42,883	45,859

Noncurrent Liabilities:
Power Supply Contract Obligations	93,061	101,763	97,342
Capitalized Leases, Less Current Portion	2,802	3,447	3,259
Other Noncurrent Liabilities	5,998	8,263	7,018
Total Noncurrent Liabilities	101,861	113,473	107,619

TOTAL	$364,609	$365,226	$382,967

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
 (UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Net Cash Flow from Operating Activities:
Net Income	$3,458	$3,891
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	6,569	6,061
Deferred Taxes Provision	788	430
Amortization of Investment Tax Credit	(76)	(128)
Amortization of Debt Issuance Costs	31	30
Changes in Working Capital:
Accounts Receivable	(1,478)	(644)
Materials and Supplies	51	182
Prepayments	(578)	(1,108)
Accrued Revenue	7,158	(140)
Accounts Payable	2,581	(2,744)
Refundable Customer Deposits	55	(20)
Taxes and Interest Payable	1,535	1,476
Other changes in assets and liabilities, net	(4,836)	1,449
Net Cash Provided by Operating Activities	15,258	8,735

Net Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equip.	(9,010)	(9,843)
Proceeds from Sale of Electric Generation Assets	342	----
Acquisition of Other Property and Investments	(535)	(238)
Net Cash Used in Investing Activities	(9,203)	(10,081)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term Debt	(26,200)	6,200
Proceeds from Issuance of Long-Term Debt	29,000	---
Repayment of Long-Term Debt	(3,102)	(1,094)
Dividends Paid	(3,427)	(3,394)
Issuance of Common Stock	281	322
Retirement of Preferred Stock	----	(68)
Repayment of Capital Lease Obligations	(471)	(465)
Net Cash Flows Provided by (Used in) Financing Activities	(3,919)	1,501
Net Increase in Cash	2,136	155
Cash at Beginning of Period	3,060	2,847
Cash at End of Period	$5,196	$3,002
Supplemental Cash Flow Information:
Cash Paid for:
Interest Paid	$4,412	$4,103
Federal Income Taxes Paid	$0	$350

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1.

Reclassifications:

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2001 and 2000; and results of operations for the three and six months ended June 30, 2001 and 2000; and consolidated statements of cash flows for the three and six months ended June 30, 2001 and 2000.

Reclassifications are made periodically to amounts previously reported to conform to current year presentation.

The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2.

Dividends Declared Per Share:

Three regular quarterly common stock dividends were declared during the six-month periods ended June 30, 2001 and 2000.

Common Stock Dividend:

On June 28, 2001, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share, which is payable on August 15, 2001 to shareholders of record as of August 1, 2001.

On March 15, 2001, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share, which was paid on May 15, 2001 to shareholders of record as of May 1, 2001.

On January 16, 2001, the Company's Board of Directors declared its regular quarterly dividend on the Company's Common Stock of $0.345 per share, which was paid on February 15, 2001 to shareholders of record as of February 1, 2001.

Note 3.

Common Stock:

During the second quarter of 2001, the Company sold 5,622 shares of Common Stock, at an average price of $25.43 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $142,973 were used to reduce short-term borrowings.

Note 4

Preferred Stock:

Details on preferred stock at June 30, 2001, June 30, 2000 and December 31, 2000 are shown below:

(Amounts in Thousands)

	June 30,		December 31,
	2001	2000	2000
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$225	$225	$225
Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	91	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	973	973	973
8% Dividend Series	1,300	1,300	1,300
Total Redeemable Preferred Stock	3,465	3,465	3,465
Total Preferred Stock	$3,690	$3,690	$3,690

Note 5.

Long-term Debt:

Details on long-term debt at June 30, 2001, June 30, 2000 and December 31, 2000 are shown below:

(Amounts in Thousands)

	June 30,		December 31,
	2001	2000	2000

Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	6,000	6,000	6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	---	---

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	---	---

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	9,000	12,000	12,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	---	---

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,800	7,063	6,902

Total	110,800	85,063	84,902
Less: Installments due within one year	3,232	3,199	3,207

Total Long-term Debt	$107,568	$81,864	$81,695

Note 6.

Segment Information:

The following table provides significant segment financial data for the three and six months ended June 30, 2001 and 2000:

Three Months Ended June 30, 2001 (000's)	Electric	Gas	Common	Usource	Eliminations	Total
Revenues
External Customers	$41,588	$3,952	$7	$72		$45,619
Intersegment	----	----	5,048	----	(5,048)	----
Depreciation and Amortization	2,391	401	494	(83)		3,203
Interest, net	1,113	394	254	(39)		1,722
Income Taxes	685	18	55	(80)		678
Segment Profit (loss)	1,699	(245)	90	(156)		1,388
Identifiable Segment Assets	294,473	89,779	25,458	1,522	(26,623)	384,609
Capital Expenditures	2349	209	255	234		3,047

Three Months Ended June 30, 2000 (000's)
Revenues
External Customers	$38,878	$4,105	($92)	$17		$42,908
Intersegment	----	----	4,755	----	(4,755)	----
Depreciation and Amortization	2,202	377	373	69		3,021
Interest, net	1,171	382	154	12		1,719
Income Taxes	623	154	(168)	(61)		548
Segment Profit (loss)	1,790	(142)	(92)	(395)		1,161
Identifiable Segment Assets	272,335	86,173	22,223	2,891	(18,396)	365,226
Capital Expenditures	3,686	783	127	951		5,547

Six Months Ended June 30, 2001 (000's)
Revenues
External Customers	$94,901	$15,034	$15	$159		$110,109
Intersegment	----	----	10,072	----	(10,072)	----
Depreciation and Amortization	4,803	802	839	125		6,569
Interest, net	2,180	775	449	(3)		3,401
Income Taxes	1,496	455	95	(365)		1,681
Segment Profit (loss)	3,428	457	141	(699)		3,327
Identifiable Segment Assets	294,473	89,779	25,458	1,522	(26,623)	384,609
Capital Expenditures	7,012	1,661	337	535		9,545

Six Months Ended June 30, 2000 (000's)
Revenues
External Customers	$77,736	$11,425	$15	$49		$89,225
Intersegment	----	----	9,516	----	(9,516)	----
Depreciation and Amortization	4,434	754	752	121		6,061
Interest, net	2,400	749	291	24		3,464
Income Taxes	1,729	493	(104)	(202)		1,916
Segment Profit (loss)	3,927	510	8	(687)		3,758
Identifiable Segment Assets	272,335	86,173	22,223	2,891	(18,396)	365,226
Capital Expenditures	7,019	1,288	225	1,549		10,081

Note 7.

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

Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act") requiring the comprehensive restructuring of the electric utility industry in the state. Since March 1, 1998, all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts utility operating subsidiary, continues to implement its comprehensive electric Restructuring Plan and has completed the divestiture of its entire regulated power supply business, including its nuclear investment (See Sale of Millstone Unit 3 below).

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

In New Hampshire, CECo and E&H, the Company's electric distribution operating subsidiaries, and Unitil Power Corp., the Company's wholesale power supply company, continue to prepare for the transition to a new market structure, pending resolution of certain key restructuring policies and issues. The Company has also been an active participant in the restructuring of the wholesale power market and transmission system in New England. New wholesale markets have been implemented in the New England Power Pool (NEPOOL) under the general supervision of an Independent System Operator (ISO).

Massachusetts Electric Restructuring  - On January 15, 1999, the MDTE approved FG&E's Electric Restructuring Plan with certain modifications. The Restructuring Plan provides customers with: a) the ability to choose a competitive energy supplier; b) an option to purchase Standard Offer Service or Default Service provided by FG&E; and c) a cumulative 15% rate reduction adjusted for inflation. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts.

As a result of restructuring and divestiture of FG&E's entire generation and purchased power portfolio, FG&E has accelerated the write-off of its electric generation assets and its abandoned investment in Seabrook Station. The MDTE established the return to be earned on the unamortized balance of FG&E's generation plant, reducing FG&E's earnings on those assets. In 2000, Unitil's earnings from this business segment represented approximately 16% of the earnings from utility operations. As this portfolio is amortized over the next 9 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease.

On December 22, 1999, FG&E filed with the MDTE the annual reconciliation and adjustment of its electric rates, for effect January 1, 2000, in accordance with its Restructuring Plan (the "1999 Reconciliation Filing"). The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved the rates on January 5, 2000, subject to an examination of the Company's filing in which it reconciles its estimated and actual transition costs and other unbundled rate components.

On February 2, 2000, the MDTE initiated a proceeding to examine FG&E's 1999 Reconciliation Filing and the consistency of the proposed charges and adjustments with the methods approved in FG&E's Restructuring Plan. The MDTE held four days of hearings in May 2000. During the hearings, the Massachusetts Attorney General challenged FG&E's recovery of certain transition costs and other cost reconciliation. Management is unable to determine the outcome of the MDTE proceedings. However, if an unfavorable outcome were to occur, there could be an adverse impact on the Company's consolidated financial position.

On December 1, 2000, FG&E filed the annual reconciliation and adjustment of its electric rates, for effect January 1, 2001, in accordance with its Restructuring Plan (the "2000 Reconciliation Filing"). The new rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved new rates on December 29, 2000, which resulted in an upward inflation adjustment in total electric rates of 3.5%. These rates are subject to reconciliation in the future pursuant to the MDTE's pending investigation of the 1999 Reconciliation Fling and its review of the of actual and estimated transition costs included in the 2000 Reconciliation Filing. The MDTE has not opened a formal investigation into the 2000 Reconciliation Filing.

In August 2000, FG&E filed for an increase in its Standard Offer Service rates pursuant to its Restructuring Plan and the Fuel Adjustment provision of its Standard Offer Service (SOS) tariff. This adjustment allows an increase in the SOS rate due to increases in an index pegged to the price of oil and natural gas fuel, which is used in electric generation. Any revenues received as a result of this adjustment are passed on to the Company's all requirements wholesale SOS energy provider. Subsequently, other electric utility companies operating in Massachusetts made similar filings. On December 4, 2000, the MDTE issued an order authorizing a "fixed" fuel adjustment that is calculated based on the most recent 12 months of data. These adjustments took effect on January 1, 2001. As a result, FG&E's SOS rate increased from $0.038/kWh to $0.05121/kWh.

In approving the new SOS rates, the MDTE directed all electric distribution companies to file a report on under recovered SOS cost balances by July 1, 2001 to determine if an additional interim adjustment to the SOS rate is necessary. In May 2001, FG&E filed a report as directed by the MDTE. As a result of this filing, the Company was granted an additional increase in the "fixed" fuel adjustment. This resulted in an increase in the total SOS rate from $0.05121 per kWh to $0.06351 per kWh effective for the period from July 1, 2001 through December 2001

New customers, and customers who previously opted to take electric supply service from a competitive provider are not eligible for SOS, but they may purchase their electric supply through FG&E under Default Service. FG&E provides the Default Service through a third party supplier at market-based rates. The Company issued its first Request for Proposals for Default Service in September 2000. FG&E awarded a contract and filed resulting rates, which were approved, effective for the period January through May 2001. The Company issued its second Request for Proposals in March 2001. A contract was awarded and the resulting rates were approved effective for the period June through November 2001.

In June 2000, the MDTE opened an investigation into whether (1) metering, meter maintenance and testing, and customer billing and information services (MBIS) should be unbundled; and (2) the service territories of distribution companies should remain exclusive. On December 29, 2000, the MDTE issued its report recommending that the Legislature not take action to allow for the competitive provision of MBIS in the electric industry. The MDTE also concluded that exclusive service territories should remain intact. Instead, the MDTE opened a proceeding to establish terms and conditions by which utility distribution companies will install advanced metering equipment based on a finding that efforts along these lines will likely yield substantial benefits to electricity consumers sooner than would competition. As a result of this proceeding, during March 2001, FG&E and other utilities filed proposed tariffs for advanced metering and interval data service for consideration by the MDTE. New tariffs became effective on July 1, 2001 in compliance with MDTE Orders.

On May 9, 2001, the MDTE opened Phase II of the MBIS proceeding to investigate how a supplier single-bill option may be made available to customers and suppliers within the existing statutory and regulatory framework. In addition, the MDTE will examine whether modifications should be made to the current partial payment rules. The Department held a technical session and received comments from interested parties in June and July. In its comments, FG&E supports maintaining the current partial payment rules. Following its review of these comments, the MDTE will issue rules and procedures for implementation by distribution companies of specific billing services to be offered to their customers and competitive suppliers.

On June 11, 2001, the MDTE opened an investigation concerning the promulgation of rules for the disbursement of monies appropriated from the Ratepayer Parity Trust Fund, established under Massachusetts G.L. c. 10, sec. 62. The Ratepayer Parity Trust Fund is funded by the personal and corporate tax revenues attributable to the sale of assets under the Restructuring Act. Such funds are to be used to provide extraordinary assistance in achieving the required rate reduction provided under the Restructuring Act. To date, no electric distribution company has requested distribution from the monies held in this fund. The Department received comments from interested parties on specific questions delineated in its order during June and July. After review of the comments, the Department may establish and publish a procedural schedule for a rulemaking. FG&E filed comments indicating that disbursements from the Ratepayer Parity Trust should be used to reduce the burden on its customers, and the customers of other utility companies similarly situated, of long-term deferred costs associated with the mandated 15% rate reduction of the Restructuring Act.

On June 29, 2001, the MDTE issued an order opening an investigation into competitive market initiatives, with the intent to minimize or eliminate any barriers to competitive choice. In its order, the MDTE identified initiatives to be implemented immediately by distribution companies, including providing names and addresses of its Default Service customers to licensed competitive suppliers upon request and to establish a list of active suppliers. Additional phases of the proceeding will address a comprehensive set of initiatives to ensure that competitive suppliers have appropriate access to information regarding Default Service customers, participation of distribution companies in Internet-based auction processes, the manner in which municipal aggregators may aggregate Default Service customers, providing distribution companies with the authority to obtain customer authorization to switch Default Service customers to competitive suppliers, and finally, the issue of internet-based customer authorizations or electronic signatures.

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

New Hampshire Electric Restructuring  - On February 28, 1997, the NHPUC issued its Final Plan for New Hampshire electric utilities to transition to a competitive electric market in the state (the "Final Plan"). The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery, as defined by the NHPUC. However, the NHPUC also made certain legal rulings, which could affect CECo's and E&H's long-term ability to recover all of their stranded costs.

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

Unitil has continued to work actively to explore settlement options and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring in the state. In October 2000, the NHPUC approved a settlement for the restructuring of PSNH, which settlement was implemented on May 1, 2001. Unitil continues to work on a new restructuring proposal for its New Hampshire companies that will pave the way for competition in its service areas.

Other Regulatory Proceedings  - The last formal regulatory filings to increase base electric rates for Unitil's three retail operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

Retail electricity prices for most New England utilities increased this past winter. At the start of 2001, wholesale natural gas prices reached record levels in New England and across the United States in response to cold weather and tight supplies. As discussed above, FG&E has filed for and received approval of two separate increases to its electric Standard Offer Service rate reflecting extraordinary increases in the price of oil and natural gas. FG&E also received an increase to its Cost of Gas Adjustment resulting in bill increases of approximately 25%, effective November 1, 2000. FG&E subsequently received approval for another increase of approximately 20% to its Cost of Gas Adjustment for effect February 1, 2001.

Reflecting a moderation in natural gas prices, FG&E implemented a decrease to its Cost of Gas Adjustment for the summer period, effective May 1, 2001. In New Hampshire, CECo and E&H filed and received approval of increases to their Fuel and Purchased Power Adjustments, resulting in bill increases of 25% to 34%, depending upon usage patterns, effective January 1, 2001. These higher fuel costs are a pass-through without markup or profit. CECo and E&H recently filed for and received approval of rate decreases to their Fuel and Purchased Power Adjustments effective August 1, 2001. These bill decreases of approximately 15% reflect reduced wholesale energy costs and minor changes in state tax policy implemented earlier this year.

CECo, E&H and the Staff of the NHPUC entered into a Stipulation and Agreement to remove the Gross Receipts Franchise Tax from its rates and include Business Profits Tax corresponding to changes in tax law. The Stipulation and Agreement, which is intended to keep CECo and E&H whole with respect to changes in state tax law, was approved effective August 1, 2001.

On May 15, 1998, FG&E filed a gas base rate case with the MDTE. The last base rate case had been in 1984. After evidentiary hearings, the MDTE issued an Order allowing FG&E to establish new rates, effective November 30, 1998, which would produce an annual increase of approximately $1.0 million in gas revenues. As part of the proceeding, the Massachusetts Attorney General alleged that FG&E had overcollected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million of charges collected since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. The MDTE rejected the Attorney General's request and stated its intent to open a separate proceeding to investigate the Attorney General's claim. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. Hearings were held in 2000 and following the evidentiary portion of this proceeding the Company and the Attorney General filed legal briefs during March 2001. On May 31, 2001, the MDTE issued its order in this proceeding finding that FG&E had over-collected the costs in its CGAC mechanism and ordered FG&E to return these costs, in the amount of $675,052 plus accumulated and future interest, to customers over the same length period they were collected. On June 20, 2001, FG&E filed a Motion to Stay Enforcement of the Department's Order and a Petition and Notice of Appeal. This case is currently pending. Management is unable to predict the outcome of this proceeding but an unfavorable result could have an adverse impact on the Company's consolidated financial position.

On December 31, 1999, the Massachusetts Attorney General filed a complaint against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000, held a public hearing and procedural conference in December 2000, and subsequently issued a procedural schedule covering the period January through July 2001. Initial and reply briefs by the Company and the Attorney General have now been filed in this case. Any order received from the MDTE would apply to the Company's rates prospectively and would not be retroactive. Management is unable to predict the outcome of this proceeding but an unfavorable result could have an adverse impact on the Company's consolidated financial position.

Performance Based Ratemaking - On October 29, 1999, the MDTE initiated a proceeding to implement Performance Based Rate making (PBR) for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. The MDTE issued an order in this proceeding on June 29, 2001. The order establishes guidelines for implementation of service quality measurement programs by gas and electric companies operating under PBR. FG&E's Gas Division has been preparing a PBR plan and was ordered to refrain from filing its plan until three months following the Department's PBR order. FG&E's Service Quality plan, to be filed as part of its PBR filing, must comply with the guidelines established in this proceeding.

Sale of Millstone Unit 3 - On March 31, 2001, FG&E, along with the majority of other owners of the facility, completed the sale of its interest in the Millstone Unit 3 Nuclear Generating Station to Dominion Nuclear Connecticut, Inc, a subsidiary of Dominion Resources, Inc. As a result of the sale, FG&E completed the divestiture of its 2.5-megawatt interest in Millstone 3 and eliminated all potential future liabilities and contingencies related to the nuclear facility, including environmental and decommissioning liabilities. The Company no longer maintains any ownership interest in nuclear power generation assets.

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

RESULTS OF OPERATIONS

Diluted earnings per average common share were $0.29 for the second quarter of 2001, an increase of $0.05 per share from the second quarter of 2000. The Utility Operations segment contributed $0.33 per share to consolidated results, while the Usource segment lost $0.04 per share. Second quarter losses from the Usource segment decreased by $0.04 per share over the same period of 2000. The Company refocused its Usource operations to reduce spending and concentrate on brokering energy sales in the Northeast.

Sales (000's)
	Three Months Ended			Six Months Ended
kWh Sales	06/30/01	06/30/00	Change	06/30/01	06/30/00	Change
Residential	134,061	129,111	3.8%	301,888	292,947	3.1%
Commercial/Industrial	243,746	244,132	-0.2%	495,037	499,767	-0.9%
Total kWh Sales	377,807	373,243	1.2%	796,925	792,714	0.5%

Firm Therm Sales
Residential	2,377	2,413	-1.5%	8,180	7,939	3.0%
Commercial/Industrial	2,280	2,288	-0.3%	8,246	7,499	10.0%
Total Firms Therm Sales	4,657	4,701	-0.9%	16,426	15,438	6.4%

Segment Information ($000's except per share data)	Three Months Ended - 6/30/01			Six Months Ended - 6/30/01
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$45,547	$72	$45,619	$109,950	$159	$110,109
Segment Profit	1,544	(156)	1,388	4,026	(699)	3,327
Diluted Earnings per Share	$0.33	($0.04)	$0.29	$0.85	($0.15)	$0.70

	Three Months Ended - 6/30/00			Six Months Ended - 6/30/00
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$42,891	$17	$42,908	$89,176	$49	$89,225
Segment Profit	1,556	(395)	1,161	4,445	(687)	3,758
Diluted Earnings per Share	$0.32	($0.08)	$0.24	$0.93	($0.14)	$0.79

On a year to date basis, diluted earnings were $0.70 per share, a $0.09 decrease from the same period in 2000. Earnings per share from Utility Operations for the first six-month period of 2001 were $0.08 lower than in the same period of 2000, while there was a $0.01 greater loss related to Usource. The reduction in Utility Operations earnings primarily reflects the lower sales to Industrial customers, as well as increased Operations and Maintenance expenses due to higher storm-related maintenance and other utility operating costs.

Total electric kilowatt-hour (kWh) sales volume increased 1.2% in the second quarter and 0.5% on a year-to-date basis. Residential sales increased 3.8% in the second quarter and 3.1% for the six months ended June 30, a result of strong customer growth and colder weather in the first half of 2001. Commercial and Industrial sales decreased 0.2% and 0.9% for the three- and six-month periods, respectively, reflecting continued strong Commercial sales offset by a decrease in Industrial sales. The decrease in Industrial sales was due to the impact of a slowing economy and a major customer discontinuing operations during the first quarter of 2000.

Electric revenues increased 7.2% and 22.1% for the three- and six-month periods of 2001, as compared to 2000. The change in electric revenues was a result of increases in unit sales and, as discussed below, an increase in fuel prices compared to the prior year.

Total Firm Therm gas sales showed a decrease of 0.9% and an increase of 6.4% in the three- and six-month periods, respectively. This increase reflects continued growth in our service territories and a colder winter heating season compared to the prior year. Gas revenues decreased by 3.7% in the second quarter compared to the prior year, but increased 31.6% on a year-to-date basis. The increase was a result of higher unit sales, as well as increased gas supply prices.

During the first six months of 2001, Fuel and Purchased Power and Gas Purchased for Resale expenses increased 35.1% collectively over the prior year, due to changes in sales volume and higher unit costs. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms and therefore, changes in these costs do not affect the Company's net income.

For the six months ended June 30, 2001, Operation and Maintenance (O&M) expenses increased 3.6%, reflecting higher O&M costs related to Utility Operations, including activities to support the provision of Standard Offer and Default energy services in Massachusetts. These costs also included storm trouble expenses and higher system maintenance expenses. The 8.4% increase in Depreciation and Amortization expenses during the same period was due to the accelerated write-off of electric generating assets as a result of electric utility industry restructuring in Massachusetts. Interest expense, net, was 1.8% lower in the first six months of 2001, reflecting lower borrowing rates and higher interest income on cost deferrals related to industry restructuring in Massachusetts.

On March 31, 2001, the Company (along with the majority of other owners of the facility) completed the sale of its interest in the Millstone 3 Nuclear Generating Station to Dominion Nuclear Connecticut, Inc., a subsidiary of Dominion (NYSE: D). As a result of this sale, the Company's Massachusetts-based utility subsidiary, Fitchburg Gas and Electric Light Company, completed the divestiture of its 2.5 megawatt interest in Millstone 3 and eliminated all potential future liabilities and contingencies related to this nuclear facility, including environmental and decommissioning liabilities. The sale resulted in cash proceeds of approximately $342,000. The unrecovered net Plant balance for Millstone 3 has been recorded as a regulatory asset and approved by the MDTE for recovery in rates through 2009.

REGULATORY MATTERS

Regulatory Matters is fully discussed in Note 7 to Consolidated Financial Statements

CAPITAL REQUIREMENTS

Capital expenditures for the six months ended June 30, 2001 were approximately $8.4 million. This compares to $9.8 million during the same period last year. Annual capital expenditures for the year 2001 are estimated to be approximately $18.5 million as compared to $22.2 million for 2000. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although Unitil's utility operating companies are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk after consideration of the related rate-making. As the utility industry deregulates, the Company will be divesting its commodity-related energy businesses and therefore will be further reducing its exposure to commodity-related risk. There were no material changes to the Company's exposure to interest rate risk from December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

4.6	FGE Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Filed herewith

(b)    Reports on Form 8-K

During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 14, 2001	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: August 14, 2001	/s/ Mark H. Collin
Mark H. Collin
Treasurer

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
BASIC EARNINGS PER SHARE	2001	2000	2001	2000

Net Income	$1,452	$1,227	$3,458	$3,891
Less: Dividend Requirement
on Preferred Stock	64	66	131	133
Net Income Applicable
to Common Stock	$1,388	$1,161	$3,327	$3,758

Average Number of Common
Shares Outstanding	4,743,415	4,720,178	4,740,564	4,717,359

Basic Earnings Per Common Share	$0.29	$0.25	$0.70	$0.80

	Three Months Ended June 30,		Six Months Ended June 30,
DILUTED EARNINGS PER SHARE	2001	2000	2001	2000

Net Income	$1,452	$1,227	$3,458	$3,891
Less: Dividend Requirement
on Preferred Stock	64	66	131	133
Net Income Applicable
to Common Stock	$1,388	$1,161	$3,327	$3,758

Average Number of Common
Shares Outstanding	4,743,415	4,720,178	4,740,564	4,717,359

Dilutive Effect of Stock Options	18,691	24,236	18,399	28,417

Average Number of Dilutive
Common Shares Outstanding	4,762,106	4,744,414	4,758,963	4,745,776

Diluted Earnings per Common Share	$0.29	$0.24	$0.70	$0.79