Form 10-Q
period 2001-09-30
UNITIL CORP
filed 2001-11-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2001

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2001
Common Stock, No par value	4,743,696 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended September 30, 2001

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Earnings - Three and Nine Months Ended September 30, 2001 and 2000

Consolidated Balance Sheets, September 30, 2001, September 30, 2000 and December 31, 2000

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Average Common Share Outstanding

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Operating Revenues
Electric	$46,870	$41,189	$141,772	$118,925
Gas	2,492	3,252	17,526	14,677
Other	122	23	295	87
Total Operating Revenues	49,484	44,464	159,593	133,689

Operating Expenses
Fuel and Purchased Power	33,722	28,489	103,460	81,127
Gas Purchased for Resale	1,123	1,953	10,992	8,261
Operation and Maintenance	6,423	6,737	19,052	18,929
Depreciation and Amortization	3,473	2,865	10,042	8,926
Provisions for Taxes:
Local Property and Other	930	1,180	3,606	3,802
Federal and State Income	494	361	2,175	2,277
Total Operating Expenses	46,165	41,585	149,327	123,322
Operating Income	3,319	2,879	10,266	10,367
Non-Operating Expenses, Net	54	61	142	194
Income Before Interest Expense
and Extraordinary Item	3,265	2,818	10,124	10,173
Interest Expense, Net	1,847	1,687	5,248	5,151
Net Income before Extraordinary Item	1,418	1,131	4,876	5,022
Extraordinary Item (less applicable income taxes of $1,388) (Note 2)	(3,937)	---	(3,937)	---
Net Income	(2,519)	1,131	939	5,022
Less Dividends on Preferred Stock	64	64	195	197
Net Income Applicable to Common Stock	($2,583)	$1,067	$744	$4,825

Average Common Shares Outstanding	4,746,196	4,725,989	4,742,441	4,720,236
Average Common Shares Outstanding- Diluted	4,760,744	4,740,111	4,759,556	4,743,888

Basic Earnings Per Share:
Before Extraordinary Item	$0.29	$0.23	$0.99	$1.02
After Extraordinary Item (Note 2)	($0.54)	$0.23	$0.16	$1.02

Diluted Earnings Per Share:
Before Extraordinary Item	$0.28	$0.23	$0.98	$1.02
After Extraordinary Item (Note 2)	($0.54)	$0.23	$0.16	$1.02

Dividends Declared Per Share
of Common Stock (Note 4)	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2001	2000	2000
ASSETS:

Utility Plant:
Electric	$179,862	$169,013	$173,883
Gas	39,520	35,860	36,996
Common	21,415	21,192	21,602
Construction Work in Progress	5,926	5,035	3,080
Total Utility Plant	246,723	231,100	235,561
Less: Accumulated Depreciation	76,377	69,831	71,036
Net Utility Plant	170,346	161,269	164,525

Other Property and Investments	9,138	7,763	8,740

Current Assets:
Cash	2,666	2,170	3,060
Accounts Receivable - Less Allowance for
Doubtful Accounts of $595, $590 and $596	22,346	17,593	20,057
Refundable Taxes	146	611	1,980
Materials and Supplies	3,476	3,228	2,854
Prepayments	1,727	1,189	1,317
Accrued Revenue	(724)	4,374	8,662
Total Current Assets	29,637	29,165	37,930

Noncurrent Assets:
Regulatory Assets (Notes 2 and 9)	150,532	158,455	157,278
Prepaid Pension Costs	10,509	9,807	9,996
Debt Issuance Costs	1,836	1,343	1,479
Other Noncurrent Assets	3,599	2,931	3,019
Total Noncurrent Assets	166,476	172,536	171,772

TOTAL	$375,597	$370,733	$382,967

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2001	2000	2000
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$74,599	$77,615	$79,935
Preferred Stock, Non-Redeemable, Non-Cumulative (Note 6)	225	225	225
Preferred Stock, Redeemable, Cumulative (Note 6)	3,465	3,465	3,465
Long-Term Debt, Less Current Portion (Note 7)	107,528	81,811	81,695
Total Capitalization	185,817	163,116	165,320

Current Liabilities:
Long-Term Debt, Current Portion (Note 7)	3,220	3,203	3,207
Capitalized Leases, Current Portion	920	831	935
Accounts Payable	19,386	15,138	18,539
Short-Term Debt	5,000	21,225	32,500
Dividends Declared and Payable	1,784	1,848	209
Refundable Customer Deposits	1,338	1,298	1,252
Interest Payable	1,869	1,311	1,150
Other Current Liabilities	7,998	7,307	6,377
Total Current Liabilities	41,515	52,161	64,169

Deferred Income Taxes	48,187	44,534	45,859

Noncurrent Liabilities:
Power Supply Contract Obligations (Note 9)	90,920	99,553	97,342
Capitalized Leases, Less Current Portion	2,571	3,245	3,259
Other Noncurrent Liabilities	6,587	8,124	7,018
Total Noncurrent Liabilities	100,078	110,922	107,619

TOTAL	$375,597	$370,733	$382,967

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
 (UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
Net Cash Flow from Operating Activities:
Net Income	$939	$5,022
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	10,042	8,926
Deferred Taxes Provision	1,076	2,151
Amortization of Investment Tax Credit	(115)	(192)
Amortization of Debt Issuance Costs	51	45
Changes in Working Capital:
Accounts Receivable	(2,289)	(963)
Materials and Supplies	(622)	(725)
Prepayments	(923)	(1,164)
Accrued Revenue	9,386	(2,112)
Accounts Payable	847	(1,377)
Refundable Customer Deposits	86	(4)
Taxes and Interest Payable	2,553	874
Other changes in assets and liabilities, net	(276)	743
Net Cash Provided by Operating Activities	20,755	11,224

Net Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equip.	(13,670)	(14,870)
Proceeds from Sale of Electric Generation Assets	342	---
Acquisition of Other Property and Investments	(535)	(1,257)
Net Cash Used in Investing Activities	(13,863)	(16,127)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term Debt	(27,500)	10,725
Proceeds from Issuance of Long-Term Debt	29,000	---
Repayment of Long-Term Debt	(3,154)	(1,143)
Dividends Paid	(5,163)	(5,085)
Issuance of Common Stock	234	484
Retirement of Preferred Stock	---	(68)
Repayment of Capital Lease Obligations	(703)	(687)
Net Cash Provided by (Used in) Financing Activities	(7,286)	4,226
Net Decrease in Cash	(394)	(677)
Cash at Beginning of Period	3,060	2,847
Cash at End of Period	$2,666	$2,170

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$6,270	$6,029
Federal Income Taxes	---	$350

(The accompanying notes are an integral part of these statements.)

UNITIL COPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935, and is the parent of the Unitil System (the System). The following companies are wholly owned subsidiaries of Unitil: Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (UPC), Unitil Realty Corp. (URC), Unitil Service Corp. (USC), and its unregulated business unit Unitil Resources, Inc. (URI). Usource, Inc. and Usource L.L.C. (collectively, Usource) are subsidiaries of Unitil Resources, Inc.

Unitil's principal business is the retail sale and distribution of electricity in New Hampshire and both electric and gas services in Massachusetts through its retail distribution subsidiaries CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, principally provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England region. URI provides an Internet-based energy brokering business, Usource, as well as various energy consulting and marketing activities. Finally, URC and USC provide centralized facilities and operations and management services to support the Unitil system of companies.

With respect to rates and accounting practices, CECo and E&H are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy (MDTE), and UPC, CECo, E&H, and FG&E are regulated by the Federal Energy Regulatory Commission (FERC).

The Company accounts for all its regulated operations in accordance with Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," requiring the Company to record the financial statement effects of the rate regulation to which the Company is currently subject. If a separable portion of the Company's business no longer meets SFAS No. 71, the Company is required to eliminate the financial statement effects of regulation for that portion.

Reclassifications - In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2001 and 2000 and December 31, 2000; and results of operations for the three and nine months ended September 30, 2001 and 2000; and consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. Reclassifications are made periodically to amounts previously reported to conform to current year presentation.

NOTE 2 - EXTRAORDINARY ITEM - SUBSEQUENT EVENT

In November 1997, the Massachusetts Legislature enacted landmark electric industry restructuring legislation (the

Act). The Act required all electric utilities to file a restructuring plan with the Massachusetts Department of Telecommunications and Energy (MDTE) by December 31, 1997. The filing of its Restructuring Plan (the Plan) by Unitil's Massachusetts operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E) marked an unprecedented turning point in FG&E's 150 year history. Among other things, the Act required all Massachusetts electric utilities to sell all of their electric generation assets and to restructure their utility operations to provide direct retail access to their customers by all generation suppliers.

The MDTE conditionally approved FG&E's Plan in February 1998, and started an investigation and evidentiary hearings into FG&E's proposed recovery of regulatory assets related to stranded generation asset costs and expenses related to the formulation and implementation of its Plan. In January 1999, the MDTE approved FG&E's Plan, which included provisions for the recovery of stranded costs through a Transition Charge in the Company's electric rates. In September 1999, FG&E filed its first annual reconciliation of stranded generation asset costs and expenses and associated Transition Charge revenues and the MDTE initiated a lengthy investigation and hearing process in docket DTE 99-110.

During October 2001, the MDTE issued a series of regulatory orders in several long-pending cases involving FG&E. These orders complete the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, which was mandated by the state legislature in November 1997. The orders determined the final treatment of regulatory assets that FG&E has sought to recover, in its original Restructuring Plan, from its Massachusetts electric customers over the multi-year transition period that began in 1998. FG&E has now been authorized to recover approximately $150 million of regulatory assets attributable to stranded generation assets, purchased power costs, and related expenses.

As a result of the industry restructuring-related Orders, FG&E recorded a non-cash adjustment to regulatory assets of $5.3 million, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes. The Company recognized the extraordinary charge of $0.82 per share as of September 2001 as a subsequent event.

As a result of all of these orders, the Company has been granted recovery of substantially all of its stranded costs, less the amount noted above.

NOTE 3 - ELECTRIC DISTRIBUTION RATE DECREASE

One of the orders issued by the MDTE was a final decision in DTE 99-118, an investigation into the overall earnings level of FG&E's electric distribution operations. In this order, the MDTE reduced FG&E's allowed return on equity to 10.5% and directed the Company to reduce its base electric distribution rates prospectively by $1.17 million, or approximately 8.4%. In compliance with the MDTE's order, FG&E filed and received approval for a reduction in its electric distribution rates, effective October 19, 2001.

NOTE 4 - DIVIDENDS DECLARED PER SHARE

		Shareholder of	Dividend
Declaration Date	Date Paid (Payable)	Record Date	Amount
09/28/01	11/15/01	11/01/01	$ 0.345
06/28/01	08/15/01	08/01/01	0.345
03/15/01	05/15/01	05/01/01	0.345
01/16/01	02/15/01	02/01/01	0.345

09/29/00	11/15/00	11/01/00	0.345
06/21/00	08/15/00	08/01/00	0.345
03/16/00	05/15/00	05/01/00	0.345
01/19/00	02/15/00	02/01/00	0.345

NOTE 5 - COMMON STOCK:  STOCK BUYBACK

During the third quarter of 2001, the Company did not sell any additional shares of Common Stock in connection with its Dividend Reinvestment and Stock Purchase Plan.

During the third quarter of 2000, the Company sold 5,768 shares of Common Stock, at an average price of $28.00 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $161,481 were used to reduce short-term borrowings.

At the end of the third quarter of 2001, the Company instituted an interim Common Stock repurchase program during the temporary suspension of certain conditions of Rule 10b-18, as modified by the SEC's emergency order, following the tragic events of September 11, 2001. As a result, the Company repurchased 2,500 shares of its Common Stock at market price.

NOTE 6 - PREFERRED STOCK

Details on preferred stock at September 30, 2001, September 30, 2000 and December 31, 2000 are shown below:

(Amounts in Thousands)

	September 30,		December 31,
	2001	2000	2000
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$225	$225	$225
Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	91	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	973	973	973
8% Dividend Series	1,300	1,300	1,300
Total Redeemable Preferred Stock	3,465	3,465	3,465
Total Preferred Stock	$3,690	$3,690	$3,690

NOTE 7 - LONG-TERM DEBT

Details on long-term debt at September 30, 2001, September 30, 2000 and December 31, 2000 are shown below:

(Amounts in Thousands)

	September 30,		December 31,
	2001	2000	2000

Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	6,000	6,000	6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	---	---

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	---	---

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	9,000	12,000	12,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	---	---

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,748	7,014	6,902

Total	110,748	85,014	84,902
Less: Installments due within one year	3,220	3,203	3,207

Total Long-term Debt	$107,528	$81,811	$81,695

NOTE 8 - SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2001 and 2000:

Three Months Ended September 30, 2001 (000's)	Electric	Gas	Common	Usource	Eliminations	Total
Revenues
External Customers	$46,726	$2,492	$210	$56		$49,484
Intersegment	----	----	4,719	----	(4,719)	----
Depreciation and Amortization	2,583	407	433	50		3,473
Interest, net	1,222	425	214	(14)		1,847
Income Taxes	981	(330)	(57)	(100)		494
Segment Profit (Loss) after Extraordinary Item	(1,820)	(629)	1	(135)		(2,583)
Identifiable Segment Assets	288,748	87,205	28,577	1,464	(30,397)	375,597
Capital Expenditures	3,683	977	----	----		4,660

Three Months Ended September 30, 2000 (000's)
Revenues
External Customers	$41,190	$3,252	$6	$16		$44,464
Intersegment	----	----	4,740	----	(4,740)	----
Depreciation and Amortization	2,202	364	251	48		2,865
Interest, net	1,148	374	183	(18)		1,687
Income Taxes	943	(255)	63	(390)		361
Segment Profit (Loss) after Extraordinary Item	2,032	(413)	(75)	(477)		1,067
Identifiable Segment Assets	278,471	86,750	26,595	1,162	(22,245)	370,733
Capital Expenditures	3,714	845	1,011	476		6,046

Nine Months Ended September 30, 2001 (000's)
Revenues
External Customers	$141,627	$17,526	$225	$215		$159,593
Intersegment	----	----	14,791	----	(14,791)	----
Depreciation and Amortization	7,386	1,209	1,272	175		10,042
Interest, net	3,402	1,200	663	(17)		5,248
Income Taxes	2,477	125	38	(465)		2,175
Segment Profit (Loss) after Extraordinary Item	1,608	(172)	142	(834)		744
Identifiable Segment Assets	288,748	87,205	28,577	1,464	(30,397)	375,597
Capital Expenditures	10,695	2,638	337	535		14,205

Nine Months Ended September 30, 2000 (000's)
Revenues
External Customers	$118,926	$14,677	$21	$65		$133,689
Intersegment	----	----	14,256	----	(14,256)	----
Depreciation and Amortization	6,636	1,118	1,003	169		8,926
Interest, net	3,548	1,123	474	6		5,151
Income Taxes	2,672	238	(41)	(592)		2,277
Segment Profit (Loss) after Extraordinary Item	5,959	97	(67)	(1,164)		4,825
Identifiable Segment Assets	278,471	86,750	26,595	1,162	(22,245)	370,733
Capital Expenditures	10,733	2,133	1,236	2,025		16,127

NOTE 9 - REGULATORY MATTERS

The Unitil System of Companies is regulated by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), and state regulatory authorities with jurisdiction over the utility industry, including the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In recent years, there has been significant legislative and regulatory activity to restructure the utility industry to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the delivery and distribution operations of our utility subsidiaries.

Massachusetts enacted the Electric Restructuring Act of 1997 (the "Restructuring Act") requiring the comprehensive restructuring of the electric utility industry in the state. Since March 1, 1998, all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts utility operating subsidiary, continues to implement its comprehensive electric Restructuring Plan and has completed the divestiture of its entire regulated power supply business, including its nuclear investment.

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

In New Hampshire, CECo and E&H, the Company's electric distribution operating subsidiaries, and Unitil Power Corp., the Company's wholesale power supply company, continue to prepare for the transition to a new market structure. The Company has also been an active participant in the restructuring of the wholesale power market and transmission system in New England. New wholesale markets have been implemented in the New England Power Pool (NEPOOL) under the general supervision of an Independent System Operator (ISO).

Massachusetts Electric Restructuring  - On January 15, 1999, the MDTE approved the provisions of FG&E's Electric Restructuring Plan with certain modifications. The Restructuring Plan provides customers with: a) the ability to choose a competitive energy supplier; b) an option to purchase Standard Offer Service or Default Service provided by FG&E; and c) a cumulative 15% rate reduction adjusted for inflation. The Order also approved FG&E's power supply divestiture plan for its interest in three generating units and four long-term power supply contracts.

As a result of restructuring and divestiture of FG&E's entire generation and purchased power portfolio, FG&E has accelerated the amortization of its electric generation assets and its abandoned investment in Seabrook Station. The MDTE established the return to be earned on the unamortized balance of FG&E's generation plant, reducing FG&E's earnings on those assets. In 2000, Unitil's earnings from this business segment represented approximately 16% of the earnings from utility operations. As this portfolio is amortized over the next 9 years, earnings from this segment of FG&E's utility business will continue to decline and ultimately cease.

On December 22, 1999, FG&E filed with the MDTE the annual reconciliation and adjustment of its electric rates, for effect January 1, 2000, in accordance with its Restructuring Plan (the "1999 Restructuring Reconciliation Filing"). The revised rates maintain the required inflation-adjusted 15% rate discount. The MDTE approved the rates on January 5, 2000, subject to an examination of the Company's filing in which it reconciles its estimated and actual transition costs and other unbundled rate components.

On February 2, 2000, the MDTE initiated a proceeding to examine FG&E's 1999 Restructuring Reconciliation Filing and the consistency of the proposed charges and adjustments with the methods approved in FG&E's Restructuring Plan. The MDTE held four days of hearings in May 2000. During the hearings, the Massachusetts Attorney General challenged FG&E's recovery of certain transition costs and other cost reconciliation calculations.

On December 28, 2000, FG&E filed its second annual reconciliation and adjustment of its electric rates, for effect January 1, 2001, in accordance with its Restructuring Plan (the "2000 Restructuring Reconciliation Filing"). The new rates maintained the required inflation-adjusted 15% rate discount. The MDTE conditionally approved new rates on December 29, 2000, which resulted in an upward inflation adjustment in total electric rates of 3.5%. These rates were subject to reconciliation in the future pursuant to the MDTE's pending investigation of the 1999 Restructuring Reconciliation Fling and its review of the of actual and estimated transition costs included in the 2000 Restructuring Reconciliation Filing.

On October 18, 2001 and October 19 2001, the MDTE issued a series of regulatory orders in several long-pending cases involving FG&E, including a final order on FG&E's 1999 Restructuring Reconciliation Filings discussed above. Those orders included the review and deposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts. The orders determined the final treatment of regulatory assets that FG&E has sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of regulatory assets attributable to stranded generation assets, purchased power costs and related expenses. As a result of the industry restructuring related orders, FG&E recorded a non-cash adjustment to regulatory assets of $5.3 million in the third quarter of 2001, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes.

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

On February 1999, the MDTE issued an order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This order also set forth the MDTE's decision requiring mandatory assignment by LDCs of their pipeline capacity contracts to competitive marketers.

On November 1999, the Massachusetts LDCs filed Model Terms and Conditions for Gas Service, including provisions for capacity assignment, peaking service, and Default Service. In accordance with the MDTE's approval of these Model Terms and Conditions in January 2000, FG&E filed Company-specific tariffs that implement natural gas unbundling. The MDTE also opened a rulemaking proceeding on proposed regulations that would govern the unbundling of services related to the provision of natural gas. The MDTE issued an order approving the tariffs and final regulations effective November 1, 2000.

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

During FG&E's 1998 gas base rate case proceeding, the Massachusetts Attorney General alleged that FG&E had overcollected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million of charges collected since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. On November 1, 1999, the MDTE issued an Order of Notice initiating an investigation of this matter. Hearings were held in 2000 and following the evidentiary portion of this proceeding the Company and the Attorney General filed legal briefs during March 2001. On May 31, 2001, the MDTE issued its order in this proceeding finding that FG&E had over-collected the costs in its CGAC mechanism and ordered FG&E to return these costs, in the amount of $675,052 plus accumulated and future interest, to customers over the same length period they were collected. On June 20, 2001, FG&E filed a Motion to Stay Enforcement of the Department's Order and a Petition and Notice of Appeal. On October 10, 2001, FG&E filed a Motion for Stay and Memorandum of Law in Support with the Supreme Judicial Court. This case is currently pending. Management is unable to predict the outcome of this proceeding but an unfavorable result could have an adverse impact on the Company's consolidated financial position.

On December 31, 1999, the Massachusetts Attorney General filed a complaint against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000, held a public hearing and procedural conference in December 2000, and subsequently issued a procedural schedule covering the period January through July 2001. On October 18, 2001, the MDTE issued an Order in this proceeding. Based on its analysis, the MDTE concluded that FG&E's current electric distribution base rates produce an excess of $1,170,426 and accordingly, ordered FG&E to reduce its electric base rates by that amount, effective that same day. FG&E submitted compliance filing on October 19, 2001 and received approval of its filing on October 24, 2001.

Performance Based Ratemaking - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in Performance Based Ratemaking (PBR) plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provide incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets, and penalties can be imposed for deterioration of service quality. The MDTE issued an order in this proceeding on June 29, 2001. The order establishes guidelines for implementation of service quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed its Service Quality Plan for its Gas and Electric Divisions as required by the MDTE, consistent with these guidelines. FG&E's Gas Division will be filing a PBR plan on April 15, 2002. The requirement to file a PBR plan for the Gas Division stems from FG&E's 1998 gas rate case. FG&E will be required to file a PBR plan for its Electric Division in its next electric rate case.

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

EXTRAORDINARY ITEM

During October 2001, the MDTE issued a series of regulatory orders in several long-pending cases involving Unitil's Massachusetts subsidiary, Fitchburg Gas and Electric Light Company (FG&E). These orders completed the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, mandated by the state legislature in November 1997. The orders determined the final treatment of regulatory assets that FG&E has sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now been authorized to recover approximately $150 million of regulatory assets attributable to stranded generation assets, purchased power costs, and related expenses. As a result of the industry restructuring-related orders, FG&E recorded a non-cash adjustment to regulatory assets of $5.3 million, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes. The Company recognized the extraordinary charge of $0.82 per share as of September 2001 as a subsequent event.

ELECTRIC DISTRIBUTION RATE DECREASE

One of the orders issued by the MDTE was a final decision in DTE 99-118, an investigation into the overall earnings level of FG&E's electric distribution operations. In this order, the MDTE reduced FG&E's allowed return on equity to 10.5% and directed the Company to reduce its base electric distribution rates prospectively by $1.17 million, or approximately 8.4%. In compliance with the MDTE's order, FG&E filed and received approval for a reduction in its electric distribution rates, effective October 19, 2001.

RESULTS OF OPERATIONS

Diluted earnings per average common share were $0.28, before the Extraordinary Item, for the third quarter of 2001, an increase of $0.05 per share over the third quarter of 2000. The Utility Operations segment contributed $0.31 per share to consolidated results, while the Usource segment lost $0.03 per share. Third quarter losses from the Usource segment decreased by $0.07 per share over the same period of 2000. The reduction in Usource losses reflects the Company's refocused operating plan and increased brokerage sales in the Northeast.

Sales (000's)
	Three Months Ended			Nine Months Ended
kWh Sales	09/30/01	09/30/00	Change	09/30/01	09/30/00	Change
Residential	156,015	142,794	9.3%	457,903	429,892	5.1%
Commercial/Industrial	266,285	265,154	0.4%	761,322	788,639	-0.5%
Total kWh Sales	422,300	407,948	3.5%	1,219,225	1,218,531	1.5%

Firm Therm Sales
Residential	795	884	-10.1%	8,975	8,823	1.7%
Commercial/Industrial	1,065	1,215	-12.3%	9,311	8,714	6.9%
Total Firms Therm Sales	1,860	2,099	-11.4%	18,286	17,537	4.3%

Segment Information ($000's except per share data)	Three Months Ended - 9/30/01			Nine Months Ended - 9/30/01
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$49,428	$56	$49,484	$159,378	$215	$159,593
Segment Profit (Loss) before Extraordinary Item	1,489	(135)	1,354	5,515	(834)	4,681
Extraordinary Item	(3,937)	---	(3,937)	(3,937)	---	(3,937)
Segment Profit (Loss) after Extraordinary Item	(2,448)	(135)	(2,583)	1,578	(834)	744
Diluted Earnings per Share:
Before Extraordinary Item	0.31	(0.03)	0.28	1.16	(0.18)	0.98
After Extraordinary Item	(0.51)	(0.03)	(0.54)	0.34	(0.18)	0.16

	Three Months Ended - 9/30/00			Nine Months Ended - 9/30/00
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$44,448	$16	$44,464	$133,624	$65	$133,689
Segment Profit	1,544	(477)	1,067	5,989	(1,164)	4,825
Diluted Earnings per Share	0.33	(0.10)	0.23	1.27	(0.25)	1.02

On a year to date basis, diluted earnings were $0.98 per share, before the Extraordinary Item, a $0.04 decrease from the same period in 2000. This reflects an $0.11 decrease in earnings from Utility Operations and a $0.07 decrease in losses related to Usource. The reduction in Utility Operations earnings primarily reflects higher system maintenance costs and the increased Depreciation and Amortization related to capital additions and Regulatory Assets.

Total electric kilowatt-hour (kWh) sales volume increased 3.5% in the third quarter and 1.5% on a year-to-date basis. Residential sales increased 9.3% in the third quarter and 5.1% for the nine months ended September 30, a result of strong customer growth and hotter summer weather than the pervious year. Commercial and Industrial sales increased 0.4% for the quarter and decreased 0.5% for the nine-month period, reflecting continued strong Commercial sales offset by a decrease in Industrial sales. The decrease in Industrial sales was due to the impact of a slowing economy and a major customer discontinuing operations at the end of the first quarter of 2000. Electric revenues increased 13.8% and 19.2% for the three- and nine-month periods of 2001, as compared to 2000. The change in electric revenues was a result of increases in unit sales and, as discussed below, an increase in fuel prices compared to the prior year.

Total Firm Therm gas sales decreased 11.4% and increased 4.3% in the three- and nine-month periods, respectively. The year-to-date increase reflects continued growth in our service territories and a colder winter heating season compared to the prior year. Gas revenues decreased by 23.4% in the third quarter compared to the prior year, but increased 19.4% on a year-to-date basis, reflecting higher unit sales, and increased gas supply prices.

During the first nine months of 2001, Fuel and Purchased Power and Gas Purchased for Resale expenses increased 28% collectively over the prior year, reflecting changes in sales volume and higher unit costs. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company's net income.

For the nine months ended September 30, 2001, Operation and Maintenance (O&M) expenses increased slightly. The 12.4% increase in Depreciation and Amortization expenses during the same period was due to the accelerated amortization of electric generating assets, as well as depreciation related to capital additions. Local Property and Other taxes decreased 5.2%, due to divestiture of generating assets and the impact of state and local property tax changes in New Hampshire. Interest expense, net, was 1.9% lower in the first nine months of 2001.

REGULATORY MATTERS

Regulatory Matters are fully discussed in Note 7 to Consolidated Financial Statements

CAPITAL REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2001 were approximately $13.6 million. This compares to $15.5 million during the same period last year. Annual capital expenditures for the year 2001 are estimated to be approximately $18.5 million as compared to $22.2 million for 2000. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position. (See Note 9)

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

(b)    Reports on Form 8-K

During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 14, 2001	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: November 14, 2001	/s/ Mark H. Collin
Mark H. Collin
Treasurer

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
BASIC EARNINGS PER SHARE	2001	2000	2001	2000

Net Income before Extraordinary Item	$1,418	$1,131	$4,876	$5,022
Extraordinary Item	(3,937)	---	(3,937)	---
Net Income	($2,519)	$1,131	$939	$5,022
Less: Dividend Requirement on Preferred Stock	64	64	195	197
Net Income Applicable to Common Stock	($2,583)	$1,067	$744	$4,825

Average Number of Common Shares Outstanding	4,746,196	4,725,989	4,742,441	4,720,236

Basic Earnings Per Common Share:
Before Extraordinary Item	$0.29	$0.23	$0.99	$1.02
After Extraordinary Item	($0.54)	$0.23	$0.16	$1.02

	Three Months Ended September 30,		Nine Months Ended September 30,
DILUTED EARNINGS PER SHARE	2001	2000	2001	2000

Net Income before Extraordinary Item	$1,418	$1,131	$4,876	$5,022
Extraordinary Item	(3,937)	---	(3,937)	---
Net Income	($2,519)	$1,131	$939	$5,022
Less: Dividend Requirement on Preferred Stock	64	64	195	197
Net Income Applicable to Common Stock	($2,583)	$1,067	$744	$4,825

Average Number of Common Shares Outstanding	4,746,196	4,725,989	4,742,441	4,720,236

Dilutive Effect of Stock Options	14,548	14,122	17,115	23,652

Average Number of Dilutive Common Shares Outstanding	4,760,744	4,740,111	4,759,556	4,743,888

Diluted Earnings Per Common Share:
Before Extraordinary Item	$0.28	$0.23	$0.98	$1.02
After Extraordinary Item	($0.54)	$0.23	$0.16	$1.02