Form 10-K
period 2001-12-31
UNITIL CORP
filed 2002-03-22
CIK 755001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [  X  ]

Based on the closing price of March 1, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $121,438,618.

The number of common shares outstanding of the registrant was 4,743,696 as of March 1, 2002.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 18, 2002, are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2001

Table of Contents

Item	Description

PART I
1.	Business
Unitil Corporation
Utility Operations
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
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions

PART IV
14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Schedule II Valuation and Qualifying Accounts and Reserves
Exhibit 11.1	Computation in Support of Earnings per Share
Exhibit 12.1	Computation in Support of Ratio of Earnings to Fixed Charges
Exhibit 21.1	Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Certified Public Accountants
Exhibit 99.1	2001 Proxy Statement

PART I

Item 1.  Business

UNITIL Corporation

Unitil Corporation (Unitil or the Company) was incorporated under the laws of the State of New Hampshire in 1984. Unitil is a registered public utility holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act), and is the parent company of the Unitil Companies. The following companies are wholly owned subsidiaries of Unitil:

Unitil Corporation Subsidiaries	State and Year of Organization	Principal Type of Business

Concord Electric Company (CECo)	NH - 1901	Retail Electric Distribution Utility
Exeter & Hampton Electric Company (E&H)	NH - 1908	Retail Electric Distribution Utility
Fitchburg Gas and Electric Light Company (FG&E)	MA - 1852	Retail Electric & Gas Distribution Utility
Unitil Power Corp. (Unitil Power)	NH - 1984	Wholesale Electric Power Utility
Unitil Realty Corp. (Unitil Realty)	NH - 1986	Real Estate Management
Unitil Service Corp. (Unitil Service)	NH - 1984	System Service Company
Unitil Resources, Inc. (Unitil Resources)	NH - 1993	Energy Brokering and Advisory Services
Usource, Inc.	NH - 2000	Energy Brokering and Advisory Services
Usource L.L.C. (Usource)	NH - 2000	Energy Brokering and Advisory Services

Unitil's principal business is the retail sale and distribution of electricity and related services in several cities and towns in the seacoast and capital city areas of New Hampshire, and both electricity and gas and related services in north central Massachusetts, through Unitil's three wholly owned retail distribution utility subsidiaries (CECo, E&H and FG&E, collectively referred to as the Retail Distribution Utilities). The Company's wholesale electric power utility subsidiary, Unitil Power Corp., principally provides all the electric power supply requirements to CECo and E&H for resale at retail.

Unitil has three additional wholly owned subsidiaries: Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and Unitil Resources, Inc. (Unitil Resources). Unitil Realty owns and manages the Company's corporate office building and property located in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Service provides, at cost, centralized management, administrative, accounting, financial, engineering, information systems, regulatory, planning, procurement, and other services to the Unitil System companies. Unitil Resources is the Company's wholly owned non-utility subsidiary and has been authorized by the Securities and Exchange Commission, pursuant to the rules and regulations of the 1935 Act, to engage in business transactions as a competitive marketer of electricity, gas and other energy commodities in wholesale and retail markets, and to provide energy brokering, consulting and management related services within the United States. Usource, Inc. and Usource L.L.C. (Usource) are wholly owned subsidiaries of Usource, Inc. Usource provides energy brokering services, as well as related energy consulting and marketing services.

UTILITY OPERATIONS

CECo is engaged principally in the distribution and sale of electricity at retail to approximately 28,000 customers in the City of Concord, which is the state capital, and twelve surrounding towns, all in New Hampshire. CECo's service area consists of approximately 240 square miles in the Merrimack River Valley of south central New

Hampshire. The service area includes the City of Concord and major portions of the surrounding towns of

Bow, Boscawen, Canterbury, Chichester, Epsom, Salisbury and Webster, and limited areas in the towns of Allenstown, Dunbarton, Hopkinton, Loudon and Pembroke.

The State of New Hampshire's government operations are located within CECo's service area, including the executive, legislative, judicial branches and offices and facilities for all major state government services. In addition, CECo's service area is a retail trading center for the north central part of the state and has diversified businesses relating to insurance, printing, electronics, granite, belting, plastic yarns, furniture, machinery, sportswear and lumber. Of CECo's 2001 retail electric revenues, approximately 33% were derived from residential sales, 41% from commercial, government and nonmanufacturing sales, 25% from industrial/manufacturing sales and 1% from other sales.

E&H is engaged principally in the distribution and sale of electricity at retail to approximately 41,000 customers in the towns of Exeter and Hampton and in all or part of sixteen surrounding towns, all in New Hampshire. E&H's service area consists of approximately 168 square miles in southeastern New Hampshire. The service area includes all of the towns of Atkinson, Danville, East Kingston, Exeter, Hampton, Hampton Falls, Kensington, Kingston, Newton, Plaistow, Seabrook, South Hampton and Stratham, and portions of the towns of Derry, Brentwood, Greenland, Hampstead and North Hampton.

Commercial and industrial customers served by E&H are quite diversified and include retail stores, shopping centers, motels, farms, restaurants, apple orchards and office buildings, as well as manufacturing firms engaged in the production of sportswear, automobile parts and electronic components. It is estimated that there are over 150,000 daily summer visitors to E&H's territory, which includes several popular resort areas and beaches along the Atlantic Ocean. Of E&H's 2001 retail electric revenues, approximately 48% were derived from residential sales, 30% from commercial, government and nonmanufacturing sales, 21% from industrial/manufacturing sales and 1% from other sales.

FG&E is engaged principally in the distribution and sale of both electricity and natural gas in the City of Fitchburg and several surrounding communities. FG&E's service area encompasses approximately 170 square miles in north central Massachusetts.

Electricity is supplied and distributed by FG&E to approximately 27,000 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. FG&E's industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and allied industries. Of FG&E's 2001 electric revenues, approximately 38% were derived from residential sales, 26% from commercial and nonmanufacturing sales, 28% from industrial/manufacturing sales and 8% from other sales.

Natural gas is supplied and distributed by FG&E to approximately 15,000 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Of FG&E's 2001 gas operating revenues, approximately 54% were derived from residential sales, 12% from small general customers, 20% from medium general customers, 8% from large general customers, 3% from interruptible sales (which are sales to customers that have agreed to discontinue use of the Company-supplied gas service temporarily upon notice by the Company, and which customers usually have an alternate fuel capability, e.g., fuel oil, that they can employ during the interruption periods) and 3% from other sales. FG&E's industrial gas revenue is primarily derived from firm sales to paper manufacturing and paper products companies, fabricated metal products manufacturers, rubber and plastics manufacturers, and primary iron.

Natural gas sales in New England are seasonal, and the Company's results of operations reflect this seasonal nature. Accordingly, results of operations are typically positively impacted by gas operations during the five heating season months from November through March of the following year. Electric sales in New England are far less seasonal than natural gas sales; however, the highest usage typically occurs in the summer and winter months due to air conditioning and heating requirements, respectively. Unitil is not dependent on a single customer or a few customers for its electric and gas sales.
(For details on the Unitil's Results of Operations see Part II, Item 7 herein.)
(For segment information see Part II, Item 8, Footnote 13 herein.)

REGULATORY MATTERS

The Unitil Companies are regulated by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), and state regulatory authorities with jurisdiction over the utility industry, including the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In recent years, there has been significant legislative and regulatory activity to restructure the utility industry to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil's utility operating subsidiaries.

Massachusetts enacted the Electric Restructuring Act of 1997 (the Restructuring Act) requiring the comprehensive restructuring of the electric utility industry in the state. Since March 1, 1998, all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts based combination gas and electric utility, has continued to implement its comprehensive electric Restructuring Plan, and has completed the divestiture of its entire regulated power supply business, including its nuclear investment in Millstone 3.

At the direction of the MDTE, in 1997, FG&E and other Massachusetts gas distribution utilities initiated an industry-wide collaborative process to develop a common set of principles to restructure their gas service and implement the necessary infrastructure to offer gas customers choice of their competitive gas energy supplier. FG&E filed new gas tariffs with the MDTE to implement natural gas unbundling in accordance with the principles resulting from this collaborative effort. The MDTE approved these tariffs and regulations governing the unbundling of gas services effective November 1, 2000.

In New Hampshire, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), the Company's electric distribution operating subsidiaries, and Unitil Power Corp. (UPC), the Company's wholesale power supply company, continue to prepare for the transition to a new market structure. As discussed further below, on January 25, 2002, the Companies filed a comprehensive restructuring proposal with the NHPUC to comply with the State's restructuring law and provide retail choice to its customers. Unitil has also been an active participant in the restructuring of the wholesale power market and transmission system in New England. New wholesale markets have been implemented in the New England Power Pool (NEPOOL) under the general supervision of an Independent System Operator (ISO) and the regulatory oversight of the FERC.

Massachusetts Electric Operations Restructuring - On January 15, 1999, the MDTE approved the provisions of FG&E's Electric Restructuring Plan with certain modifications. Under the Restructuring Plan, FG&E must provide its customers with: a) the ability to choose a competitive energy supplier; b) an option to purchase standard offer service or default service provided by FG&E; and c) a cumulative 15% rate reduction adjusted for inflation.

As a result of restructuring and divestiture of FG&E's entire generation and purchased power portfolio, FG&E has accelerated the amortization of its stranded electric generation assets and its abandoned investment in Seabrook Station. FG&E continues to earn an authorized rate of return on the unamortized balance of these Regulatory Assets. In addition, as a result of the rate reduction requirement of the Restructuring Act, FG&E has been authorized to defer the recovery of a portion of its transition costs and standard offer service costs. These unrecovered amounts are also recorded as Regulatory Assets and earn authorized carrying charges until their subsequent recovery in future periods. As the value of FG&E's Regulatory Assets are amortized and/or recovered over the next eight to ten years, income from this segment of FG&E's utility business will continue to decline and ultimately cease.

In accordance with its Restructuring Plan, each year FG&E adjusts its unbundled rate components, including the component that recovers its transition costs, to reconcile any differences between its estimated and actual costs from the prior year. These rate adjustments are subject to the required inflation-adjusted 15% rate discount. FG&E had made three such filings - in 1999, 2000, and 2001. Rate adjustments were approved for effect during the subsequent year, subject to further investigation.

The investigation of FG&E's initial reconciliation filing was initiated in 2000. On October 18, 2001 and October 19, 2001, the MDTE issued a series of regulatory Orders in several pending cases involving FG&E, including a final Order on FG&E's initial reconciliation filing. Those Orders included the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, as well as certain costs associated with gas industry restructuring and preparation and litigation of performance based rate proceedings initiated by the MDTE. The Orders determined the final treatment of Regulatory Assets that FG&E had sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of Regulatory Assets attributable to stranded generation assets, purchased power costs and related expenses. As a result of these Orders, FG&E recorded a non-cash adjustment to Regulatory Assets of $5.3 million in the third quarter of 2001, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes. FG&E will continue to be subject to annual MDTE investigation and review in order to reconcile its restructuring-related costs and revenues, including its transition charge and standard offer service charge.

FG&E's third annual reconciliation and rate adjustment filing, filed on December 2, 2001, included a recast of its rates from 1998 through 2001 in compliance with the MDTE's final Order on its initial reconciliation filing. The investigation of the initial reconciliation filing specifically covered the period March 1998 through October 1999, however most of the MDTE's cost recovery findings apply after October 1999 as well. As part of this filing, FG&E also reduced its standard offer service fuel adjustment (SOSFA), reflecting lower fuel oil and natural gas costs. The SOSFA is a rate mechanism approved as part of restructuring plans in Massachusetts that provides for the recovery of excessive fuel costs based on a fuel trigger. Revenues collected under the trigger are passed on to standard offer service suppliers. Under the proposed SOSFA, FG&E estimates that all of its SOSFA-related costs, including deferred amounts of about $4.5 million, will be recovered by the end of November 2002.

On December 27, 2001, the MDTE approved FG&E's SOSFA and base rates for effect January 1, 2002, subject to further investigation. With the MDTE's resolution of cost recovery issues in its October 2001 Orders and anticipated final approval of FG&E's compliance filing, FG&E's financial risk associated with its unbundled cost recovery mechanisms is significantly reduced. The MDTE also allowed FG&E to implement the SOSFA for 2002. FG&E is required to notify the MDTE 45 days in advance of when all SOSFA-related costs are projected to be recovered.

Massachusetts Gas Operations Restructuring - As indicated above, in 1997, the MDTE directed all Massachusetts natural gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service. In November 1999, the LDCs petitioned the MDTE for approval of regulations governing the unbundling of gas services that were developed with the input of participants of the collaborative. Effective November 1, 2000, the MDTE adopted these regulations and LDC tariffs including those of FG&E filed in accordance with the principles developed in the collaborative process. Retail customers are now free to choose a competitive gas supplier, if they wish.

As part of this proceeding, in February 1999, the MDTE issued an Order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This Order also set forth the MDTE's decision requiring mandatory assignment by LDCs of their pipeline capacity contracts to competitive marketers.

New Hampshire Electric Operations Restructuring - On February 28, 1997, the NHPUC issued its Final Plan in response to the New Hampshire Electric Restructuring Law RSA 374-F, passed into law in 1996, for New Hampshire electric utilities to transition to a competitive electric market in the State. The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery. However, the NHPUC also made certain legal rulings that could affect CECo's and E&H's long-term ability to recover all of their stranded costs. The Company cannot predict the final outcome of the restructuring of its utility operations in New Hampshire, but believes that final resolution of this restructuring process will result in recovery of substantially all its stranded and restructuring-related costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire (PSNH), filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction has been challenged by the NHPUC, and affirmed by the First Circuit Court of Appeals. Unitil continues to be a plaintiff-intervenor in federal district court. In October 2000, the NHPUC approved a settlement for the restructuring of PSNH, which was implemented on May 1, 2001.

The Company has continued to work actively to explore settlement options and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Companies are also monitoring the regulatory and legislative proceedings dealing with electric restructuring in the State. As indicated above, the Companies filed a comprehensive restructuring proposal with the NHPUC on January 25, 2002. If approved, the Companies would withdraw their complaint from the federal court proceeding. The restructuring proposal, if approved, will go into effect on or before November 1, 2002. Under the restructuring proposal, the Companies' customers will be allowed to choose a competitive energy supplier, while electricity delivery services will continue to be provided by Unitil. Unitil will sell its portfolio of electricity supply contracts and recover the residual stranded costs over a period of years. Unitil will offer customers a three-year transition service at specified prices and a permanent default service. These services will be procured from the competitive wholesale market.

As part of the restructuring, Unitil is also proposing to combine CECo, E&H, and the remaining functions of UPC into a single distribution utility, Unitil Energy Systems, Inc. As part of the filing, Unitil filed new, consolidated tariff and rate schedules for distribution service in NH and is seeking an increase in base rates for distribution service. Rate levels and rate components applicable to all Unitil customers will change as a result and distribution rates increased, but overall rate levels are expected to be below rate levels in effect at the time of filing.

Rate Proceedings - Aside from Unitil's NH restructuring proposal discussed above, the last formal regulatory filings initiated by the Company to increase base rates for Unitil's three retail electric operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's electric operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Electric industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On the gas side, during FG&E's 1998 gas base rate case proceeding, the Massachusetts Attorney General alleged that FG&E had over-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million of charges collected since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. Following the MDTE's November 1, 1999 Order initiating an investigation, the MDTE held hearings in 2000. On May 31, 2001, the MDTE issued an Order in this proceeding, finding that FG&E had over-collected the costs in its CGAC mechanism and ordered FG&E to return these costs, in the approximate amount of $0.7 million plus accumulated and future interest, to customers over the same number of years they were collected. On October 10, 2001, FG&E filed a Motion for Stay pending appeal and Memorandum of Law in Support with the Supreme Judicial Court (SJC). On November 16, 2001, the SJC denied the Motion for Stay, stating that any refunds made by FG&E may be recouped if FG&E prevails before the SJC on the merits of its claims. FG&E has begun to implement a multi-year refund of approximately $0.2 million per year through its CGAC mechanism in compliance with the MDTE's Order. The review of the MDTE Order by the SJC is currently pending. FG&E continues to assert that no refund is justified or warranted as a matter of fact or law; however, management cannot predict the outcome of this litigation.

On December 31, 1999, the Massachusetts Attorney General filed a complaint under G.L. c. 164, sec. 93, against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000 and investigated the matter in 2001. On October 18, 2001, the MDTE issued an Order, finding that FG&E's electric distribution base rates would generate an annual excess of approximately $1.2 million in revenue and ordered FG&E to reduce its electric base rates, effective that same day. FG&E submitted itscompliance filing on October 19, 2001, and received approval of its filing on October 24, 2001.

Performance Based Ratemaking - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in Performance Based Ratemaking (PBR) plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provides incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets and penalties can be imposed for deterioration of service quality. The MDTE issued an Order on June 29, 2001, establishing guidelines for implementation of service-quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed its Service Quality Plan for its Gas and Electric Divisions as required by the MDTE. On December 5, 2001, FG&E received approval of its Service Quality Plan for its Electric Division, subject to modification pending the conclusion of the service quality proceeding. Approval of the plan for the Gas Division is pending. FG&E's Gas Division will be filing a PBR plan in April 2002. The requirement to file a PBR plan for the Gas Division stems from FG&E's 1998 gas rate case. FG&E is required to file a PBR plan for its Electric Division in its next electric rate case. The Company is preparing to file such a plan in April 2002. The PBR plan will establish new distribution rates through a traditional cost of service rate proceeding, service quality standards and penalties, and procedures for adjusting retail rates to reflect cost inflation and other factors over the term of the PBR plan.

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

There are ongoing legislative and regulatory initiatives that are primarily focused on the deregulation of the generation and supply of electricity and the corresponding development of a competitive market place from which customers could choose their electric energy supplier. As a result, the NEPOOL Agreement continues to be restructured. NEPOOL's membership provisions have been broadened to cover all entities engaged in the electricity business in New England, including power marketers and brokers, independent power producers, load aggregators and retail customers in states that have enacted retail access statutes. The regional bulk power system is operated by an independent corporate entity, ISO New England (ISO-NE), so that there is no opportunity for conflicting financial interests between the system operator and the market-driven participants. Various energy and capacity products are traded in open, competitive markets, with transmission access and pricing subject to a regional tariff (the OATT) designed to promote competition among power suppliers. On May 1, 1999, ISO-NE began dispatching generating units using a bid-based system and implemented bid-based markets for reserve products and automatic generation control. In January 2002, ISO-NE and the New York ISO announced they were discussing a possible merger of the two entities. If the merger takes place, it will expand the markets for New England and New York and will change market rules for bulk power markets to make trading more uniform throughout the northeast.

Energy Resources - Since April 1, 1998, each electric utility is required to carry an allocated share of the NEPOOL capability responsibility under the NEPOOL Agreement. These capacity requirements are determined each month based on regional reliability criteria. Unitil Power Corp., the full requirements supplier to CECo and E&H, had an annual peak capability responsibility in November 2001 of 296.70 MW and a corresponding monthly peak demand of 187.82 MW. Beginning December 1, 2000, FG&E no longer had a direct capability responsibility because it's Standard Offer Service supplier, Constellation Power Source and its periodic Default Service supplier is responsible for the capability responsibility under the respective contracts. Effective December 1, 2000, FG&E began serving Default Service Load through six month contracts wherein the Default Service supplier had the load serving obligation, thus at the end of 2000 FG&E had no direct capability responsibility. Under MDTE regulations, FG&E will continue to procure Default Service through a bid process every six to twelve months.

To meet the needs of CECo and E&H, Unitil Power Corp. has contracted for generating capacity and energy and for associated transmission services as needed to meet NEPOOL requirements and to provide a diverse and economical energy supply. Unitil Power's purchases are from various utility and non-utility generating units using a variety of fuels and from several utility systems in the U.S. and Canada as well as purchases in the spot market. For the twelve months ended December 31,2001, Unitil Power's energy needs were provided by the following fuel sources: nuclear (24%), oil (8%), gas (10%), coal (8%), refuse (4%), hydro (2%) and system (44%).

In 2001, FG&E met its capacity requirements through an all requirements Standard Offer contract with Constellation Power Source, and several all requirements Default Service contracts. FG&E's power supply portfolio, including the joint ownership generation output, was sold to Select Energy, Inc. beginning February 1, 2000 as part of the power supply restructuring plan approved by the MDTE. For the twelve months ended December 31, 2001, FG&E's energy needs were by system power from the Standard Offer and Default contracts.

FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of the Wyman 4 generating unit. Wyman Unit No. 4 is an oil-fired station in Yarmouth Maine, which is operated by FPL Energy Maine, LLC as the majority owner, that has been in commercial operation since December 1978. FG&E completed the sale of its 0.217% interest in Millstone Unit No. 3, a nuclear generating unit in March 2001. FG&E completed the sale of its 4.5% interest in New Haven Harbor Station in March 1999. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed in Note 8 of the Financial Statements, FG&E began selling the output from its electric contracts and generation units on February 1, 2000.

Fuel - Oil: Approximately 8% of UPC's electric power in 2001 was provided by oil-fired units. Most fuel oil used by New England electric utilities is acquired from foreign sources and is subject to interruption and price increases by foreign governments.

Coal: Approximately 8% of UPC's 2001 requirements were from coal-burning facilities. The facilities generally purchase their coal under long term supply agreements with prices tied to economic indices. Although coal is stored both on-site and by fuel suppliers, long term interruptions of coal supply may result in limitations in the production of power or fuel switching to oil and thus result in higher energy prices.

Pursuant to the Nuclear Waste Policy Act of 1982, the participants in Millstone 3 were required to enter into contracts with the United States Department of Energy, prior to the operation of that Unit, for the transport and disposal of spent fuel at a nuclear waste repository. FG&E cannot predict whether the Federal government will be able to provide storage or permanent disposal repositories for spent fuel. FG&E's Millstone 3 ownership interest was sold in March 2001. The sales agreement and a separate settlement agreement with Northeast Utilities indemnifies FG&E from continuing liability associated with environmental, decommissioning and waste disposal associated with its former Millstone 3 ownership.

GAS SUPPLY

FG&E distributes gas purchased from domestic and Canadian suppliers under long term contracts as well as gas purchased from producers and marketers on the spot market. The following tables summarize actual gas purchases by source of supply and the cost of gas sold for the years 1999 through 2001.

Sources of Gas Supply

(Expressed as percent of total MMBtu of gas purchased)

Natural Gas:	2001	2000	1999

Domestic firm	76.2%	78.6%	75.4%
Candian firm	8.0%	6.3%	6.4%
Domestic spot market	14.5%	13.2%	17.2%
Total natural gas	98.7%	98.1%	99.0%
Supplemental gas	1.3%	1.9%	1.0%
Total gas purchases	100.0%	100.0%	100.0%

Cost of Gas Sold
	2001	2000	1999

Cost of gas purchased and sold per MMBtu	$6.49	$5.19	$3.42
Percent Increase from prior year	24.99%	52.01%	1.74%

As a supplement to pipeline natural gas, FG&E owns a propane air gas plant and a liquefied natural gas (LNG) storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

ENVIRONMENTAL MATTERS

Sawyer Passway MGP Site - The Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E, the Company's Massachusetts utility operating subsidiary, has proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. The last remaining portion of environmental remediation work necessary to achieve temporary closure of the Sawyer Passway MGP site was completed in late 2001. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to a MDTE approved Settlement Agreement (Agreement) between FG&E, certain other Massachusetts gas utilities and the Massachusetts Attorney General. The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1882 through 1978. FG&E does not recover carrying charges associated with these costs and any tax benefits related to the payment of such costs are credited to customers in the year they are realized. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and customers. The total annual charge for such costs assessed to customers cannot exceed five percent of FG&E's total revenue for firm gas sales during the preceding year. Costs in excess of five percent will be deferred for recovery in subsequent years.

Former Electric Generating Station - The Company is investigating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos containing insulation materials inside the building, which had been intact and encapsulated at time of the sale of the structure to WRW.

When Rockware and WRW encountered financial difficulties and ignored orders of the environmental regulators to remedy the situation, FG&E agreed to take steps and obtained DEP approval to temporarily enclose, secure and stabilize the facility. Based on that approval, between September and December 1989, contractors retained by the Company stabilized the facility and secured the building. This work did not permanently resolve the asbestos problems caused by Rockware, but was deemed sufficient for the then foreseeable future.

FG&E, working closely with the DEP and the Massachusetts Attorney General, brought an action in 1986 in the Worcester Superior Court, against Rockware. On July 16, 1990, FG&E filed an amended complaint and obtained a preliminary injunction barring Rockware from removing anything of value from the Fitchburg facility and barring it from further encumbering the property. It also obtained an attachment encumbering all of Rockware's goods, equipment and property, located in Fitchburg, Massachusetts. On June 3, 1993, FG&E, Rockware and WRW entered into an agreement for judgement in favor of the Company in the amount of $1.6 million and the preliminary injunctions became permanent. FG&E has been unable to collect any amounts from WRW and/or Rockware due to their bankruptcies.

In addition to its efforts to obtain reimbursement and indemnification from WRW and Rockware, FG&E entered into negotiations with its insurers. FG&E reached an interim settlement with its excess insurer and a final settlement with its primary insurer, which provided reimbursement for most of the costs that had been incurred to secure and stabilize the facility at that time.

Due to the continuing deterioration of this former electric generating station and Rockware's continued lack of performance, FG&E, in concert with the DEP and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. These recent surveys have revealed continued deterioration of the asbestos containing insulation materials in the building. During an informal meeting on February 8, 2002, the EPA and DEP indicated to the Company that remedial actions are necessary. The Company anticipates receiving a Notice of Responsibility from the EPA by the end of the first quarter of 2002. The Company anticipates that this Notice will require specific remedial action, including abatement and removal of asbestos containing materials. At this time, the Company is uncertain as to the cost of the further remedial action that may be required by environmental regulators or what portion of the cost the Company will be held responsible. However, the Company believes that its liability insurance policies will provide significant coverage for the costs of any clean-up effort and that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position.

CAPITAL REQUIREMENTS

Cash Flows Used in Investing Activities decreased approximately $2.7 million in 2001, primarily reflecting a $1.2 million reduction in capital expenditures on utility distribution system additions and improvements, the receipt of $0.3 million of proceeds from the sale of the Company's interest in Millstone 3 and reduction of unregulated investment activities. Cash Flows Used in Investment Activities increased approximately $7.1 million in 2000, primarily reflecting cash proceeds of $5.3 million for the sale of the Company's 4.5% interest in New Haven Harbor Station, which was received in 1999.

Capital expenditures are projected to decrease in 2002 to approximately $19.2 million, primarily reflecting lower planned expenditures on the Company's non-regulated business activities offset by increased expenditures for utility distribution system improvements.

FINANCING ACTIVITIES

Cash Flows from Financing Activities decreased by $14.2 million in 2001 compared to 2000. This decrease primarily reflects proceeds received from the issuance of long-term debt, offset by a repayment of short- and long-term borrowings. During 2001, three of the Company's utility subsidiaries issued long-term debt totaling $29.0 million. The proceeds were used to reduce short-term debt aggregating $18.7 million and to provide long-term funding for a portion of its additions to gas and electric distribution plant and equipment (See Note 6).

Cash Flows from Financing Activities increased by $18.0 million in 2000 compared to 1999. This increase reflected a higher level of borrowing in 2000 versus 1999 to fund the Company's capital expenditure program and working capital requirements. In particular, as previously discussed, the time lag between increases in energy costs and corresponding recovery from customers resulted in the Company incurring short-term debt to fund the interim working capital needs of the Company's energy cost obligations.

As a result of rising and volatile wholesale gas and electric energy prices in 2000 and early 2001, the Company filed and obtained authorization from the SEC under the 1935 Act to increase its maximum short-term borrowing level to $45 million. Further, the Company negotiated with its banks to increase its lines of credit to meet its borrowing obligations. On several occasions, the Company filed rate adjustments to its reconciling cost recovery mechanisms to reflect changes in wholesale energy prices during 2001. In 2001, as wholesale energy prices declined significantly, the Company obtained regulatory approval to reduce rates correspondingly to reflect lower energy costs.

At December 31, 2001, the Company had unsecured bank lines for short-term debt aggregating $30,000,000 with three banks for which it pays fees. At December 31, 2001, the unused portion of the credit lines outstanding was $16,200,000. The average interest rates on all short-term borrowings were 4.78% and 6.57% during 2001 and 2000, respectively.

EMPLOYEES

As of December 31, 2001, the Company and its subsidiaries had 333 full-time and part-time employees. The Company considers its relationship with its employees to be good and has not experienced any major labor disruptions since the early 1960's.

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

The Company and its subsidiaries, where applicable, have in force funded Retirement Plans and related Trust Agreements providing retirement annuities for participating employees at age 65. The Company's policy is to fund the pension cost accrued (see Note 11 of Notes to Consolidated Financial Statements contained in Part II, Item 8).

The Company maintains two stock option plans, which provide for the granting of options to key employees, as follows: (see Note 4 of Notes to Consolidated Financial Statements contained in Part II, Item 8).

Unitil Corporation Key Employee Stock Option Plan - The "Unitil Corporation Key Employee Stock Option Plan" was a 10-year plan which began in March 1989. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Board of Directors, subject to plan limitations. All options granted under this plan vested upon grant. The 10-year period in which options could be granted under this plan expired in March 1999. The expiration date of the remaining outstanding options is November 3, 2007. The plan provides dividend equivalents on options granted, which are recorded at fair value as compensation expense.

Unitil Corporation 1998 Stock Option Plan - The "Unitil Corporation 1998 Stock Option Plan" became effective on December 11, 1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Board of Directors, subject to plan limitations. All options granted under this plan vest over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company's Common Stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than 10 years after the date on which they were granted.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of all of the executive officers of the Company as of March 1, 2002 are listed below, along with a brief account of their business experience during the past five years. All officers are elected annually by the Board of Directors at the Directors' first meeting following the annual meeting, which is held on the third Thursday in April, or at a special meeting held in lieu thereof. There are no family relationships among these officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. Officers of the Company also hold various Director and Officer positions with subsidiary companies.

Name, Age and Position	Business Experience During Past 5 years

Robert G. Schoenberger, 51, Chairman of the Board of Directors and Chief Executive Officer

Mr. Schoenberger has been Chairman of the Board and Chief Executive Officer of Unitil since 1997. Prior to his employment with Unitil, Mr. Schoenberger was President and Chief Operating Officer at New York Power Authority (NYPA) from 1993 until 1997.

Michael J. Dalton, 61, President and Chief Operating Officer	Mr. Dalton has been a Director, President and Chief Operating Officer of the Company since its incorporation in 1984.

Anthony J. Baratta, Jr., 58, Senior Vice President And Chief Financial Officer

Mr. Baratta has been Senior Vice President and Chief Financial Officer of Unitil since 1998. Prior to his employment with Unitil, Mr. Baratta was Executive Vice President and Chief Financial Officer at New World Power Corporation.

Mark H. Collin, 43, Treasurer and Secretary and Vice President, Unitil Service	Mr. Collin was appointed Treasurer and Secretary of Unitil in January 1998. Mr. Collin has been Treasurer of Unitil's principal subsidiaries and Vice President of Unitil Service Corp. since 1992.

George R. Gantz, 50 Senior Vice President Business Development Unitil Service	Mr. Gantz has been Senior Vice President of Unitil Service since 1994.

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

CECo has in excess of 34 pole miles of 34.5 kV electric transmission facilities located, with minor exceptions, either on land owned by CECo in fee or on land occupied pursuant to perpetual easements. CECo also has a total of approximately 657 pole miles of overhead electric distribution lines and a total of approximately 44 conduit bank miles (124 cable miles) of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by CECo without objection by the owners. In the case of certain distribution lines, CECo owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

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

E&H has in excess of 69 pole miles of 34.5 kV electric transmission facilities located on land either owned or occupied pursuant to perpetual easements. E&H also has a total of approximately 750 pole miles of overhead electric distribution lines and a total of approximately 133 conduit bank miles of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by E&H without objection by the owners. In the case of certain distribution lines, E&H owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone and telegraph companies.

Certain physical properties of E&H and its franchises are subject to the lien of its Indenture of Mortgage and Deed of Trust, as supplemented, under which the respective series of First Mortgage Bonds of E&H are outstanding.

FG&E owns a liquid propane gas plant and a liquid natural gas plant, both of which are located on land owned in fee. FG&E is participating, on a tenancy-in-common basis with other New England utilities, in the ownership of the Wyman 4 generating unit. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed in Note 10 of the Financial Statements, FG&E began selling the output from its electric contracts and generation units on February 1, 2000. At December 31, 2001, the electric properties of the Company consisted principally of 62 miles of transmission lines, 23 transmission and distribution substations, including two mobile substations of 18.75-kVA total capacity, constitute a total capacity of 475,650 kVA and 482.8 miles of distribution lines. Electric transmission facilities (including substations) and steel, cast iron and plastic gas mains owned by the Company are, with minor exceptions, located on land owned by the Company in fee or occupied pursuant to perpetual easements. The Company leases its service building. (See Business - Electric Power Supply and Gas Supply above for additional information regarding the Company's plants, facilities and gas mains and services.)

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

Item 4   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Data

Dividends per Common Share	2001	2000

1st Quarter	$0.345	$0.345
2nd Quarter	0.345	0.345
3rd Quarter	0.345	0.345
4th Quarter	0.345	0.345

Total for Year	$1.38	$1.38

	2001		2000
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid

1st Quarter	27	24 9/10	34 3/4	29 9/16
2nd Quarter	27 1/2	24 3/4	29 3/4	26
3rd Quarter	25 9/20	23	30 1/8	26 1/16
4th Quarter	25 3/20	22 19/20	28 3/4	25

Item 6.  Selected Financial Data
	2001	2000	1999	1998	1997
Consolidated Statements of Earnings (000's)
Operating Income	$14,394	$14,280	$15,408	$15,306	$15,562
Investment Write-down, net of tax	2,400	----	----	----	----
Non-operating Expense (Income)	170	244	51	156	160
Gross Income	11,824	14,036	15,357	15,150	15,402
Income Deductions	6,797	6,820	6,919	6,901	7,167
Net Income before Extraordinary Item	5,027	7,216	8,438	8,249	8,235
Extraordinary Item, net of tax	3,937	----	----	----	----
Net Income before Dividends	1,090	7,216	8,438	8,249	8,235
Dividends on Preferred Stock	257	263	268	274	276

Net Income Applicable to Common Stock	$833	$6,953	$8,170	$7,975	$7,959

Balance Sheet Data (000's)
Utility Plant (Original Cost)	$255,498	$234,325	$219,838	$209,462	$219,475
Total Assets	$376,762	$382,974	$363,527	$376,835	$238,531
Capitalization:
Common Stock Equity	$74,746	$79,935	$78,675	$75,351	$71,644
Preferred Stock	3,609	3,690	3,757	3,843	3,891
Long-Term Debt	107,470	81,695	86,157	75,222	68,366

Total Capitalization	$185,825	$165,320	$168,589	$154,416	$143,901

Short-term Debt	$13,800	$32,500	$10,500	$20,000	$18,000

Capital Structure Ratios:
Common Stock Equity	37%	40%	44%	43%	44%
Preferred Stock	2%	2%	2%	2%	2%
Long-Term Debt	54%	41%	48%	43%	42%
Short-Term Debt	7%	17%	6%	12%	12%

Earnings Per-Share Data
Before Investment Write-down and Extraordinary Item:
Basic Earnings Per Average Share	$1.51	$1.47	$1.74	$1.77	$1.80
Diluted Earnings Per Average Share	$1.51	$1.47	$1.74	$1.72	$1.76
After Investment Write-down and Before Extraordinary Item:
Basic Earnings Per Average Share	$1.01	$1.47	$1.74	$1.77	$1.80
Diluted Earnings Per Average Share	$1.01	$1.47	$1.74	$1.72	$1.76
After Investment Write-down and Extraordinary Item:
Basic Earnings Per Average Share	$0.18	$1.47	$1.74	$1.77	$1.80
Diluted Earnings Per Average Share	$0.18	$1.47	$1.74	$1.72	$1.76

Common Stock Data
Shares of Common Stock (Year-End) (000's)	4,744	4,735	4,712	4,575	4,464
Shares of Common Stock (Average) (000's)	4,744	4,723	4,682	4,506	4,413
Dividends Paid Per Share (Year-End)	$1.38	$1.38	$1.38	$1.36	$1.34
Book Value Per Share (Year-End)	$15.76	$16.88	$16.70	$16.47	$16.05

Electric and Gas Statistics
Electric Distribution Sales (mWh)	1,596,390	1,587,536	1,608,824	1,540,968	1,491,103
Electric Customers (Year-End)	95,116	94,050	92,505	91,729	90,776
Firm Gas Distribution Sales (000's of Therms)	23,067	23,992	22,136	22,027	23,716
Gas Customers (Year-End)	14,879	14,796	14,928	14,915	14,943

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OPERATING EARNINGS AND DIVIDENDS

Earnings from operations, as defined below, were $1.51 per share for the year ended December 31, 2001; an increase of $0.04, or 3%, compared to $1.47 per share for the year ended December 31, 2000. Earnings from operations reflect the results for both utility and non-regulated operating units and do not include non-cash charges, discussed below, of ($0.83) per share for an Extraordinary Item recorded in the third quarter and ($0.50) per share recorded in the fourth quarter for an Investment Write-down relating to the Company's non-utility energy technology investment. Diluted earnings per share after the Investment Write-down and the Extraordinary Item were $0.18 in 2001.

Unitil's annual Common Stock dividend in 2001 was $1.38 per share. This annual dividend resulted in a payout ratio of 91%, for the year, before the Investment Write-down and Extraordinary Item. Excluding the loss from Non-regulated Operations, the payout ratio was 80% based on earnings from Utility Operations, before the Investment Write-down and Extraordinary Item. At its January 2002 meeting, the Unitil Board of Directors declared a regular quarterly dividend on the Company's Common Stock of $0.345 per share. This quarterly dividend reflects the current annual dividend rate of $1.38 per share.

As shown in the following table, Utility Operations contributed $1.72 per share to 2001 earnings from Operations, compared to $1.82 per share in 2000. The reduction in earnings from Utility Operations primarily reflects lower sales to industrial customers due to a slowing economy, warmer winter weather and lower electric rates for Unitil's Massachusetts based operating utility. The Company's non-regulated energy brokerage business, Usource, recorded a loss of $0.21 per share in 2001, an improvement of $0.14 over the loss of $0.35 recorded in 2000. The decreased loss from Usource operations is related to increased brokerage fees and the Company's refocused operating plan.

Earnings per Share by Component	2001	2000	1999

Utility Operations	$1.72	$1.82	$1.84
Non-regulated Operations	(0.21)	(0.35)	(0.10)

Earnings per Share from Operations	1.51	1.47	1.74

Investment Write-down, net of tax	(0.50)	---	---
Extraordinary Item, net of tax	(0.83)	---	---

Earnings per Share	$0.18	$1.47	$1.74

The graph below shows Quarterly Earnings per Share from Operations for 2000 and 2001.

THE YEAR IN REVIEW

Key external factors impacting our business operating environment in 2001 included volatile gas and electric energy markets, a recessionary economy, utility industry restructuring-related issues, regulatory decisions and new initiatives. As we complete the transition to a restructured utility environment in our Massachusetts and New Hampshire service territories, we are setting a course to achieve continued improvement in operating results for our Utility Operations business unit. Our non-regulated business unit, Usource, also has an opportunity for improved results as more regulatory jurisdictions throughout the nation are restructured and opened to customer choice.

Utility Operations - Despite a slowing economy in 2001, our electric energy sales to residential and commercial customers were up in all three of Unitil's distribution utility service areas, compared to the prior year. Our New Hampshire distribution operating companies experienced record-high system peak electric loads during a sustained summer heat wave. However, the national economic slowdown has directly impacted our industrial sales, as manufacturing utilization and output have been curtailed. For 2001, total electric kWh sales increased slightly by 0.6% compared to 2000. Residential electric sales increased 3.4%, while commercial electric sales increased 3.1%. Electric sales to industrial customers decreased 3.7% in 2001 compared to 2000. Gas sales were up 4.3% through the first three quarters of the year, then dipped below prior year levels due to unseasonably mild temperatures in the fourth quarter of 2001. On a full-year basis, gas sales were down 3.9% compared to prior year.

Total Operating Revenues in 2001 increased to $207 million, or 13%, over year 2000 Operating Revenues. This increase primarily reflects a period of rising and highly volatile wholesale energy prices for electric and natural gas energy commodities, during 2000 and early 2001, which resulted in increased gas and electric supply related revenues and costs. Energy related supply costs are reconciled and recovered in revenues through regulated cost recovery adjustment mechanisms with no markup or profit margin. By mid-2001, energy costs began to ease allowing the Company to flow-through those savings to customers. Unitil has implemented several gas and electric energy related rate decreases in the latter half of 2001, principally due to the decline in these wholesale energy costs.

Operating Expenses (excluding energy supply related costs) increased 2.1% in 2001 compared to 2000, primarily reflecting higher system maintenance expenses, an increase in uncollectable account write-offs and increases in Depreciation and Amortization on new plant additions and improvements, offset by lower franchise tax expense.

Interest Expense, net, was relatively unchanged in 2001 compared to 2000. A higher level of interest expense related to debt outstanding offset an increase in accrued interest income associated with deferred rate recovery mechanisms for restructuring-related Regulatory Assets.

Unitil's utility operating companies continued to develop and implement comprehensive gas and electric utility industry restructuring plans and strategies in 2001. The Company's Massachusetts combination gas and electric utility, Fitchburg Gas and Electric Light Company (FG&E), received a series of state regulatory Orders during October 2001, which completed the review and disposition of a number of pending ratemaking and restructuring-related issues. As further discussed below (see Extraordinary Item), these regulatory Orders reflected a significant turning point in the Company's regulated business environment and determined the treatment and recovery of restructuring-related Regulatory Assets and costs in Massachusetts.

One of the Orders also completed an investigation into the overall earnings level of FG&E's electric division. As a result of this investigation, FG&E was directed to reduce its base electric distribution rates prospectively by $1.2 million annually, or approximately 8.4%. In compliance with this Order, the Company reduced its electric distribution rates, effective October 19, 2001. The Company is now in the process of preparing Performance Based Ratemaking (PBR) plans for FG&E's gas and electric distribution divisions. Under PBR, a company's earnings are tied to performance targets and penalties can be imposed for deterioration of service quality. The PBR plan will establish new distribution rates based on traditional cost of service ratemaking, service quality standards and penalties, and procedures for adjusting retail rates in future periods to reflect cost inflation and other factors over the term of the PBR plan.

During the first quarter of 2001, FG&E completed the restructuring-related divestiture of its interest in Millstone Unit No. 3 Nuclear Generating Station (Millstone 3). This sale ended the Company's involvement in nuclear power generation and eliminated all potential future liabilities related to this nuclear generating facility, including environmental and decommissioning liabilities.

During the year, Unitil's New Hampshire utility operating companies also completed the preparation of an electric restructuring plan and offer of settlement, which was filed in January 2002 for regulatory review and approval. This filing will result in the divestiture of Unitil's remaining regulated long-term power supply portfolio, the combination of Unitil's New Hampshire Utility Operations into a single utility, the unbundling and setting of new separate rates for energy and delivery services, and the introduction of retail choice allowing customers to choose a competitive energy supplier or to continue to receive their energy supply from Unitil during a transition period.

As a result of the progress Unitil continues to make towards the restructuring of its Massachusetts and New Hampshire Utility Operations, the Company expects all of its utility operating subsidiaries to be operating by the end of 2002 in a post-restructuring environment that reflects the unbundling of energy and delivery services, the recovery of restructuring and transition-related costs through appropriate rate mechanisms and newly established retail distribution rates. The Company is and will continue to be dedicated to the provision of the highest quality gas and electric distribution services to its customers at the lowest or among the lowest rates in the region.

The Company launched its new, interactive customer web site in July 2001. All of our utility customers can now access their accounts and execute transactions - including payment of bills - over the Internet at our web site, www.unitil.com. This is one of a series of steps to improve service and enhance efficiencies through web-enabled systems reflecting the latest advances in technology.

Usource Energy Brokering - In the face of a market contraction of Internet-based business expansion opportunities aimed at mid-market customers, the Company quickly refocused its energy brokering business in the first half of 2001 toward our core customer base. Usource has succeeded in brokerage energy transactions for large and medium-size customers and, in 2001, the Company targeted a deeper penetration of these customer segments and achieved good revenue growth. Usource was able to extend its reach in the Northeast to include new and expanding markets in Connecticut, Maine, Massachusetts and Pennsylvania.

Usource increased revenues to $384,000 in 2001 from $131,000 in 2000 and is prepared to target new customer segments as energy markets continue to deregulate, allowing more customers to choose their energy suppliers. Usource is a broker of electric and natural gas energy supply contracts and does not take title to the commodity being traded. The Company reorganized its Usource operations in 2001 in order to control costs and improve financial performance. The current revenue stream of Usource covers the variable costs of operating this segment, which demonstrated marked improvement in earnings performance over 2000.

Usource serves its customer base by providing a wide range of energy brokering and related services. One way that Usource processes brokering transactions is through an Internet-based retail energy exchange operated by Enermetrix, Inc. (Enermetrix), in which Unitil is an investor. The Enermetrix exchange serves customers in several markets in the Northeast. During the fourth quarter, Unitil recorded a non-cash charge to earnings of $2.4 million, net of tax (See Investment Write-down) to recognize the decrease in market valuation of its investment in Enermetrix. Usource will continue to optimize value for its customers by seeking the best terms available for the purchase of their energy needs. As the volume of energy brokering grows further, Usource will continue to use the Enermetrix exchange and other available energy trading platforms to execute transactions.

EXTRAORDINARY ITEM

In November 1997, the Massachusetts Legislature enacted landmark electric industry restructuring legislation (the Restructuring Act). The Restructuring Act required all electric utilities to file a restructuring plan with the Massachusetts Department of Telecommunications and Energy (MDTE) by December 31, 1997. The filing of its Restructuring Plan (the Plan) by Unitil's Massachusetts operating subsidiary, FG&E marked an unprecedented turning point in FG&E's 150 year history. Among other things, the Restructuring Act required all Massachusetts electric utilities to sell all of their electric generation assets and to restructure their Utility Operations to provide direct retail access to their customers by all qualified generation suppliers.

The MDTE conditionally approved FG&E's Plan in February 1998, and started an investigation and evidentiary hearings into FG&E's proposed recovery of Regulatory Assets related to stranded generation asset costs and expenses related to the formulation and implementation of its Plan. In January 1999, the MDTE approved FG&E's Plan, which included provisions for the recovery of stranded costs through a transition charge in the Company's electric rates. In September 1999, FG&E filed its first annual reconciliation of stranded generation asset costs and expenses and associated transition charge revenues, and the MDTE initiated a lengthy investigation and hearing process.

On October 18, 2001 and October 19, 2001, the MDTE issued a series of regulatory Orders in several pending cases involving FG&E, including a final Order on FG&E's initial reconciliation filing. Those Orders included the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, as well as certain costs associated with gas industry restructuring and preparation and litigation of performance based rate proceedings initiated by the MDTE. The Orders determined the final treatment of Regulatory Assets that FG&E had sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of Regulatory Assets attributable to stranded generation assets, purchased power costs and related expenses.

As a result of the industry restructuring-related Orders, FG&E recorded a non-cash adjustment to Regulatory Assets of $5.3 million, which resulted in the recognition of an extraordinary charge of $3.9 million, net of tax. The Company recognized the extraordinary charge of $0.83 per share as of September 30, 2001.

As a result of all of these Orders, the Company has been allowed recovery of its Massachusetts industry restructuring transition costs, estimated at $150 million, including the above-market or stranded generation and power supply related costs, via a non-bypassable uniform transition charge. FG&E has been and will continue to be subject to annual MDTE investigation and review in order to reconcile the costs and revenues associated with the collection of transition charges from its customers over the next eight to ten years.

INVESTMENT WRITE-DOWN

Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities and requires companies to determine whether a decline in the fair value of the investment in equity securities is other than temporary.

The Company had invested $5.5 million in Enermetrix, Inc. (Enermetrix), an energy technology start-up enterprise, over the past several years. In accordance with SFAS No. 115, the Company recorded a non-cash charge of $3.7 million, or $2.4 million, net of tax, in the fourth quarter to recognize the decrease in fair value of its non-utility investment in Enermetrix. The Company has recorded a tax benefit of $1.3 million for this capital loss that it expects to realize in 2002. The Company recognized this valuation adjustment in 2001 to reflect significantly lower private equity valuation metrics for companies like Enermetrix and changes in the business outlook of Enermetrix. Enermetrix is a closely held, privately owned company and, as such, has no published market value. Unitil is a non-controlling, minority investor in Enermetrix. Among the contributing factors to management's decision for the reduction in fair value were the general economic downturn in the technology sector, the slower development of competitive markets for energy supply and generally lower market valuations for companies like Enermetrix.

The Company's management considered various sources of information in determining its estimate of the fair value of its Enermetrix investment at December 31, 2001, including previous valuations of Enermetrix performed by independent investment banking firms and the Enermetrix operating forecast. Where those valuations were based upon the value of comparable companies that are publicly traded, and the operating forecast of Enermetrix, those statistics were updated and analyzed.

The Company has valued its investment in Enermetrix at December 31, 2001, at $1.8 million. Future market value risk is inherent in this investment in Enermetrix, which is an energy technology start-up enterprise. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on future period reported earnings.

RESULTS OF OPERATIONS

The following graph shows Total Operating Revenues from 1999 to 2001:

Operating Revenue - Electric

Unit (kWh) Sales - Unitil's total electric kilowatt-hour (kWh) sales increased by 0.6% in 2001 compared to 2000. This increase reflects growth in sales to residential and commercial customer classes, offset by reductions in kWh sales to industrial customers, resulting from the economic downturn experienced in 2001.

Sales to residential customers increased by 3.4% in 2001 compared to 2000, and were 4.3% higher than 1999 sales. The increase in energy sales in 2001, as compared to 2000, was due in part to a 1.2% increase in the number of residential customers. The 4.3% increase in 2001 as compared to 1999 was due in part to a 2.6% increase in residential customers over this two-year period.

Commercial/Industrial sales of electricity were flat in 2001 compared to 2000. Commercial sales increased 3.1% due to customer growth and a warmer summer in 2001 compared to the prior year. Industrial sales decreased 3.7% compared to the prior year, primarily related to the downturn in economic conditions.

Unitil's total electric kWh sales decreased by 1.3% in 2000 compared to 1999. This decrease reflects the loss of a major customer that ceased operations in the second quarter of 2000, and a cooler-than-normal summer in 2000. Absent the loss of this major customer, total kWh sales in 2000 were flat compared to 1999. This primarily reflects continued growth in the number of customers served by the Company, offset by a cooler-than-normal summer season in 2000.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (000's)
	2001	2000	1999

Residential	596,378	576,524	571,694
Commercial/Industrial	1,000,012	1,011,012	1,037,130

Total	1,596,390	1,587,536	1,608,824

Electric Operating Revenue increased by $23.8 million, or 14.8%, in 2001 compared to 2000. This increase in revenue is a result of increased fuel and energy supply prices. The energy component of Electric Operating Revenue represents the recovery of energy supply costs, which are collected from customers through periodic cost recovery adjustment mechanisms. Changes in energy supply revenues do not affect net income, as they normally mirror corresponding changes in energy supply costs.

In 2000, Electric Operating Revenue increased by $5.9 million, or 3.9%, as compared to 1999. This increase in revenue is a result of increased fuel and energy supply prices, offset by decreased sales volume.

The following table details total Electric Operating Revenue for the last three years by major customer class:

Electric Operating Revenue (000's)
	2001	2000	1999

Residential	$71,960	$61,506	$58,415
Commercial/Industrial	111,820	98,517	95,662

Total	$183,780	$160,023	$154,077

Operating Revenues - Gas

Unit (Therm) Sales - Total Firm Therm Sales decreased 3.9% in 2001 when compared to 2000, due to a warmer winter heating season compared to the prior year and the impact of an economic downturn.

In 2000, total Firm Therm Sales increased 8.4% compared to 1999, due to a colder winter heating season compared to the prior year, coupled with higher sales volume due to the Company's gas marketing initiatives.

The following table details total Firm Therm Sales for the last three years, by major customer class:

Firm Therm Sales (000's)
	2001	2000	1999

Residential	11,175	11,730	10,980
Commercial/Industrial	11,892	12,262	11,156

Total	23,067	23,992	22,136

Gas Operating Revenue, which represents approximately 11% of Unitil's total Operating Revenues, were flat in 2001 compared to 2000. This was attributable to lower unit sales, offset by higher gas supply prices.

In 2000, total Gas Operating Revenue increased by $4.6 million, or 25.6%, as compared to 1999. This increase was attributable to higher unit sales, as well as increased gas supply prices.

The following table details total Gas Operating Revenue for the last three years by major customer class:

Gas Operating Revenue (000's)
	2001	2000	1999

Residential	$12,779	$11,540	$8,635
Commercial/Industrial	9,505	8,745	7,148

Total Firm Gas Revenue	22,284	20,285	15,783
Interruptible Gas Revenue	544	2,471	2,333

Total	$22,828	$22,756	$18,116

Operating Revenue - Other

Other Revenue increased $0.3 million, or 155.6%, compared to 2000. This was the result of growth in the amount of Usource energy brokerage fees.

In 2000, total Other Revenue was flat, as compared to 1999. This was the result of a decrease in revenue generated from consulting activities, offset by an increase in revenues from the Company's non-regulated energy brokering business, Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (000's)
	2001	2000	1999

Usource	$384	$131	$45
Other	30	31	135

Total	$414	$162	$180

Operating Expenses

Fuel and Purchased Power expense is the cost of purchased power, including fuel used in electric generation and the cost of wholesale energy and capacity purchased to meet Unitil's electric energy requirements. Fuel and Purchased Power expenses, recoverable from customers through periodic cost recovery adjustment mechanisms, increased $22.7 million, or 20.6%, in 2001 compared to 2000. The change was driven by an increase in wholesale power prices, as the nation experienced volatile markets and rising energy prices in 2000 and early 2001.

In 2000, Fuel and Purchased Power expenses increased $8.1 million, or 7.9%, as compared to 1999. This change was driven by an increase in wholesale power prices.

Gas Purchased for Resale reflects gas purchased and manufactured to supply the Company's total gas energy requirements. Gas supply costs are recoverable from customers through the Cost of Gas Adjustment mechanism. Gas Purchased for Resale increased by $0.3 million, or 2.5% in 2001 compared to 2000, reflecting a decrease in therms purchased, offset by higher wholesale gas prices in early 2001.

In 2000, Gas Purchased for Resale increased by $3.6 million, or 36.9%, as compared to 1999, reflecting an increase in therms purchased and significantly higher wholesale gas prices in 2000.

Operation and Maintenance expense includes electric and gas utility operating costs, and the operating cost of the Company's non-regulated business activities. Total Operating and Maintenance expense increased $0.5 million, or 1.9%, in 2001 compared to 2000. Utility Operations accounted for a net increase of $1.1 million, reflecting higher utility system maintenance costs and an increase in uncollectable account write-offs. Usource operating expenses decreased by $0.6 million in 2001 compared to 2000, reflecting the Company's refocused operating plan.

In 2000, Operation and Maintenance expense was relatively flat, as compared to 1999. Utility Operations accounted for a net decrease of $0.4 million, reflecting effective cost management and business process improvements. Usource operating and maintenance expense increased by $0.6 million in 2000 compared to 1999, reflecting planned sales, marketing, and product development expenditures.

Depreciation, Amortization and Taxes

Depreciation and Amortization expense increased $0.8 million, or 6.7%, in 2001 compared to 2000, due to a higher level of Plant in Service.

In 2000, Depreciation and Amortization expense increased $0.6 million, or 4.8%, as compared to 1999, due to a higher level of Plant in Service and accelerated write-off of electric generating assets, due to electric utility industry restructuring in Massachusetts. In addition, the Company incurred higher depreciation and amortization expenses related to Usource in 2000, compared to 1999.

Federal and State Income Taxes remained level, reflecting the fact that the Company's effective tax rate remained the same for 2001 and 2000.

In 2000, taxes decreased by $0.6 million, or 15.7%, compared to 1999, as a result of lower net income before taxes.

Local Property and Other Taxes decreased $0.3 million, or 6.1%, in 2001 compared to 2000. This decrease was related to the repeal of the State of New Hampshire Utility Franchise Tax and implementation of the Business Profits Tax, partially offset by higher property taxes.

In 2000, Local Property and Other Taxes decreased $0.1 million, or 2.2%, as compared to 1999. This decrease was related to local property tax changes.

Interest Expense, net

Interest Expense is presented in the Financial Statements, net of Interest Income. In 2001, Interest Expense, net, reflects higher interest expense, offset by an increase in accrued interest income associated with deferred rate recovery mechanisms for Regulatory Assets. Total interest expense was $9.1 million, $8.6 million and $7.6 million in 2001, 2000 and 1999, respectively, due to higher debt outstanding in those years. Interest income was $2.3 million, $1.8 million and $0.7 million in 2001, 2000 and 1999, respectively, reflecting increased deferred restructuring-related costs.

In 2000, Interest Expense, net, decreased $0.1 million, or 1.4%, as compared to the prior year. An increase in accrued interest income associated with deferred rate recovery mechanisms was offset by higher short-term borrowing rates and a higher level of debt outstanding.

Usource

For the year ended December 31, 2001, Usource recorded a net loss of $1.0 million compared to a net loss of $1.7 million for 2000. The earnings per share impact of the Usource loss was $0.21 compared to a loss of $0.35 for 2000. The reduction in Usource losses reflects the Company's refocused operating plan and increased brokerage sales and fees in the Northeast.

CAPITAL REQUIREMENTS AND LIQUIDITY

Unitil requires capital primarily for the addition of property, plant, and equipment in order to improve, protect, maintain, and expand its electric and gas distribution systems. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities, excluding payments of dividends. The Company supplements internally generated funds, as needed, primarily through bank borrowings under unsecured short-term bank lines. As of December 31, 2001, the Company had unsecured bank lines for short-term debt aggregating $30 million with three banks. At December 31, 2001, the unused portion of these bank lines was $16.2 million. The amount of short-term borrowings that may be incurred by Unitil and its subsidiaries is subject to periodic approval either by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 or by the respective state regulators. In 2001, the Company received SEC authorization to allow Unitil to incur total short-term borrowings up to a maximum of $45 million.

The Company periodically repays its short-term debt borrowings through the issuance of permanent long-term debt financing. The Company expects to continue to be able to satisfy its external financing needs by issuing additional short-term and long-term debt. The continued availability of these methods of financing will be dependent on many factors, including security market conditions, economic conditions, regulatory approvals and the level of the Company's income and cash flow.

The SEC recently issued a statement (Release Nos. 33-8056; 34-45321; FR-61) which discussed certain disclosures for inclusion in the financial reporting of public companies, specifically with respect to Management's Discussion and Analysis of Financial Condition and Results of Operations. In line with this statement, the Company has provided the following table, which summarizes the Significant Contractual Obligations of the Company going forward.

Significant Contractual Obligations (000's)	Total	Year 1	Years 2 & 3	Years 4 & 5	Years 6 and after

Long-term Debt (Note 6)	$110,694	$3,225	$6,508	$596	$100,365
Capital Lease (Note 8)	5,280	1,404	1,722	802	1,352
Power Supply Buyout - MA (Note 10)	88,779	7,253	14,602	14,968	51,956
Purchased Power - NH (Note 10)	303,385	61,765	93,951	63,985	83,684
Gas Supply Obligations (Note 10)	5,711	3,175	2,536	----	----

Total Significant Contractual Obligations	$513,849	$76,822	$119,319	$80,351	$237,357

In addition to the significant contractual obligations listed in the above table, the Company also provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The term of these guarantees cannot exceed two years. Currently, there are $1.1 million of guarantees outstanding and these guarantees expire within the next eighteen months.

Cash Flows from Operating Activities increased by $14.3 million in 2001, after decreasing by $9.4 million in 2000. The decrease in 2000 and the corresponding increase in 2001 was primarily a result of changes in Accrued Revenues and Accounts Receivable, due to the impact of the volatile and rising energy markets in 2000 and early 2001. There is an inherent ratemaking lag between the period when energy costs increase and the period when the Company collects those higher energy costs from customers. This timing difference is recorded as Accrued Revenue. During the collection lag period, as occurred in 2000, the Company's cash flow is negatively impacted and additional working capital-related short-term borrowings is necessary. Once the Company begins to collect these higher costs through reconciling rate mechanisms, as it did in 2001, cash flow increases and short-term borrowings are repaid.

Operating Activities (000's)
	2001	2000	1999

	$23,208	$8,864	$18,308

Cash Flows Used in Investing Activities decreased approximately $2.7 million in 2001, primarily reflecting a $1.2 million reduction in capital expenditures on distribution system additions and improvements, the receipt of $0.3 million of proceeds from the sale of the Company's interest in Millstone 3 and reduction of unregulated investment activities. Cash Flows Used in Investment Activities increased approximately $7.1 million in 2000, primarily reflecting cash proceeds of $5.3 million for the sale of the Company's 4.5% interest in New Haven Harbor Station, which was received in 1999.

Capital expenditures are projected to decrease in 2002 to approximately $19.2 million, primarily reflecting lower planned expenditures on the Company's non-regulated business activities offset by increased expenditures for utility distribution system improvements.

Investing Activities (000's)
	2001	2000	1999

	$(19,578)	$(22,249)	$(15,131)

Cash Flows from Financing Activities decreased by $14.2 million in 2001 compared to 2000. This decrease primarily reflects proceeds received from the issuance of long-term debt, offset by a repayment of short- and long-term borrowings. During 2001, three of the Company's utility subsidiaries issued long-term debt totaling $29.0 million. The proceeds were used to reduce short-term debt aggregating $18.7 million and to provide long-term funding for a portion of its additions to gas and electric distribution plant and equipment (See Note 6). Cash Flows from Financing Activities increased by $18.0 million in 2000 compared to 1999. This increase reflected a higher level of borrowing in 2000 versus 1999 to fund the Company's capital expenditure program and working capital requirements. In particular, as previously discussed, the time lag between increases in energy costs and corresponding recovery from customers resulted in the Company incurring short-term debt to fund the interim working capital needs of the Company's energy cost obligations.

As a result of rising and volatile wholesale gas and electric energy prices in 2000 and early 2001, the Company filed and obtained authorization from the SEC under the 1935 Act to increase its maximum short-term borrowing level to $45 million. Further, the Company negotiated with its banks to increase its lines of credit to meet its borrowing obligations. On several occasions, the Company filed rate adjustments to its reconciling cost recovery mechanisms to reflect changes in wholesale energy prices during 2001. In 2001, as wholesale energy prices declined significantly, the Company obtained regulatory approval to reduce rates correspondingly to reflect lower energy costs.

During 2000 and 2001, respectively, the Company raised $0.6 and $0.3 million of additional common equity capital through the issuance of 22,916 and 11,279 shares of Common Stock in connection with the Dividend Reinvestment and Stock Purchase plans. During 2001, the Company moved to open-market purchases to meet its share issuance obligations under these plans. As a result, the Company does not anticipate issuing new original issue shares of Common Stock in connection with these plans in the next year. In conjunction with the SEC Emergency Orders of September 14 and 21, 2001, which suspended the applicability of certain of the conditions contained in its Rule 10b-18, the Company implemented an interim Common Stock repurchase program. Under this program, the Company repurchased, canceled and retired 2,500 of its outstanding Common shares at a total cost of $58,000. The SEC has since lifted its suspension of the aforementioned conditions and accordingly, the Company's interim Common Stock repurchase program is no longer in effect.

Unitil's annual Common Stock dividend in 2001 was $1.38 per share. This annual dividend resulted in a payout ratio of 91%, for the year, before the Investment Write-down and Extraordinary Item. Excluding the loss from Non-regulated Operations, the payout ratio was 80% based on Utility Operations, before the Investment Write-down and Extraordinary Item. At its January 2002 meeting, the Unitil Board of Directors declared a regular quarterly dividend on the Company's Common Stock of $0.345 per share. This quarterly dividend reflects the current annual dividend rate of $1.38 per share.

Financing Activities (000's)
	2001	2000	1999

	$(614)	$13,598	$(4,413)

REGULATORY MATTERS

The Unitil Companies are regulated by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), and state regulatory authorities with jurisdiction over the utility industry, including the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In recent years, there has been significant legislative and regulatory activity to restructure the utility industry to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil's utility operating subsidiaries.

Massachusetts enacted the Electric Restructuring Act of 1997 (the Restructuring Act) requiring the comprehensive restructuring of the electric utility industry in the State. Since March 1, 1998, all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts based combination gas and electric utility, has continued to implement its comprehensive electric Restructuring Plan, and has completed the divestiture of its entire regulated power supply business, including its nuclear investment in Millstone 3.

At the direction of the MDTE, in 1997, FG&E and other Massachusetts gas distribution utilities initiated an industry-wide collaborative process to develop a common set of principles to restructure their gas service and implement the necessary infrastructure to offer gas customers choice of their competitive gas energy supplier. FG&E filed new gas tariffs with the MDTE to implement natural gas unbundling in accordance with the principles resulting from this collaborative effort. The MDTE approved these tariffs and regulations governing the unbundling of gas services effective November 1, 2000.

In New Hampshire, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), the Company's electric distribution operating subsidiaries, and Unitil Power Corp. (UPC), the Company's wholesale power supply company, continue to prepare for the transition to a new market structure. As discussed further below, on January 25, 2002, the Companies filed a comprehensive restructuring proposal with the NHPUC to comply with the State's restructuring law and provide retail choice to its customers. Unitil has also been an active participant in the restructuring of the wholesale power market and transmission system in New England. New wholesale markets have been implemented in the New England Power Pool (NEPOOL) under the general supervision of an Independent System Operator (ISO) and the regulatory oversight of the FERC.

Massachusetts Electric Operations Restructuring - On January 15, 1999, the MDTE approved the provisions of FG&E's Electric Restructuring Plan with certain modifications. Under the Restructuring Plan, FG&E must provide its customers with: a) the ability to choose a competitive energy supplier; b) an option to purchase standard offer service or default service provided by FG&E; and c) a cumulative 15% rate reduction adjusted for inflation.

As a result of the restructuring and divestiture of FG&E's entire generation and purchased power portfolio, FG&E has accelerated the amortization of its stranded electric generation assets and its abandoned investment in Seabrook Station. FG&E continues to earn an authorized rate of return on the unamortized balance of these Regulatory Assets. In addition, as a result of the rate reduction requirement of the Restructuring Act, FG&E has been authorized to defer the recovery of a portion of its transition costs and standard offer service costs. These unrecovered amounts are also recorded as Regulatory Assets and earn authorized carrying charges until their subsequent recovery in future periods. As the value of FG&E's Regulatory Assets are amortized and/or recovered over the next eight to ten years, income from this segment of FG&E's utility business will continue to decline and ultimately cease.

In accordance with its Restructuring Plan, each year FG&E adjusts its unbundled rate components, including the component that recovers its transition costs, to reconcile any differences between its estimated and actual costs from the prior year. These rate adjustments are subject to the required inflation-adjusted 15% rate discount. FG&E has made three such filings - in 1999, 2000, and 2001. Rate adjustments were approved for effect during the subsequent year, subject to further investigation.

The investigation of FG&E's initial reconciliation filing was initiated in 2000. On October 18, 2001 and October 19, 2001, the MDTE issued a series of regulatory Orders in several pending cases involving FG&E, including a final Order on FG&E's initial reconciliation filing. Those Orders included the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, as well as certain costs associated with gas industry restructuring and preparation and litigation of performance based rate proceedings initiated by the MDTE. The Orders determined the final treatment of Regulatory Assets that FG&E had sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of Regulatory Assets attributable to stranded generation assets, purchased power costs and related expenses. As a result of these Orders, FG&E recorded a non-cash adjustment to Regulatory Assets of $5.3 million in the third quarter of 2001, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes. FG&E will continue to be subject to annual MDTE investigation and review in order to reconcile its restructuring-related costs and revenues, including its transition charge and standard offer service charge.

FG&E's third annual reconciliation and rate adjustment filing, filed on December 2, 2001, included a recast of its rates from 1998 through 2001 in compliance with the MDTE's final Order on its initial reconciliation filing. The investigation of the initial reconciliation filing specifically covered the period March 1998 through October 1999, however most of the MDTE's cost recovery findings apply after October 1999 as well. As part of this filing, FG&E also reduced its standard offer service fuel adjustment (SOSFA) reflecting lower fuel oil and natural gas costs. The SOSFA is a rate mechanism approved as part of restructuring plans in Massachusetts that provides for the recovery of excessive fuel costs based on a fuel trigger. Revenues collected under the trigger are passed on to standard offer service suppliers. Under the proposed SOSFA, FG&E estimates that all of its SOSFA-related costs, including deferred amounts of about $4.5 million, will be recovered by the end of November 2002.

On December 27, 2001, the MDTE approved FG&E's SOSFA and base rates for effect January 1, 2002, subject to further investigation. With the MDTE's resolution of cost recovery issues in its October 2001 Orders and anticipated final approval of FG&E's compliance filing, FG&E's financial risk associated with its unbundled cost recovery mechanisms is significantly reduced. The MDTE also allowed FG&E to implement the SOSFA for 2002. FG&E is required to notify the MDTE 45 days in advance of when all SOSFA-related costs are projected to be recovered.

Massachusetts Gas Operations Restructuring - As indicated above, in 1997, the MDTE directed all Massachusetts natural gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service. In November 1999, the LDCs petitioned the MDTE for approval of regulations governing the unbundling of gas services that were developed with the input of participants of the collaborative. Effective November 1, 2000, the MDTE adopted these regulations and LDC tariffs, including those of FG&E, filed in accordance with the principles developed in the collaborative process. Retail customers are now free to choose a competitive gas supplier, if they wish.

As part of this proceeding, in February 1999, the MDTE issued an Order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This Order also set forth the MDTE's decision requiring mandatory assignment by LDCs of their pipeline capacity contracts to competitive marketers.

New Hampshire Electric Operations Restructuring - On February 28, 1997, the NHPUC issued its Final Plan in response to the New Hampshire Electric Restructuring Law RSA 374-F, passed into law in 1996, for New Hampshire electric utilities to transition to a competitive electric market in the State. The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery. However, the NHPUC also made certain legal rulings that could affect CECo's and E&H's long-term ability to recover all of their stranded costs. The Company cannot predict the final outcome of the restructuring of its Utility Operations in New Hampshire but believes that final resolution of this restructuring process will result in recovery of substantially all its stranded and restructuring-related costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire (PSNH), filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction has been challenged by the NHPUC, and affirmed by the First Circuit Court of Appeals. Unitil continues to be a plaintiff-intervenor in federal district court. In October 2000, the NHPUC approved a settlement for the restructuring of PSNH, which was implemented on May 1, 2001.

The Company has continued to work actively to explore settlement options and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Company is also monitoring the regulatory and legislative proceedings dealing with electric restructuring in the State. As indicated above, the Company filed a comprehensive restructuring proposal with the NHPUC on January 25, 2002. If approved, the Company would withdraw its complaint from the federal court proceeding. The restructuring proposal, if approved, will go into effect on or before November 1, 2002. Under the restructuring proposal, the Company's customers will be allowed to choose a competitive energy supplier, while electricity delivery services will continue to be provided by Unitil. Unitil will sell its portfolio of electricity supply contracts and recover the residual stranded costs over a period of years. Unitil will offer customers a three-year transition service at specified prices and a permanent default service. These services will be procured from the competitive wholesale market.

As part of the restructuring, Unitil is also proposing to combine CECo, E&H, and the remaining functions of UPC into a single distribution utility, Unitil Energy Systems, Inc. As part of the filing, Unitil filed new, consolidated tariff and rate schedules for distribution service in NH and is seeking an increase in base rates for distribution service. Rate levels and rate components applicable to all Unitil customers will change as a result, but overall rate levels are expected to be below rate levels in effect at the time of filing.

Rate Proceedings - Aside from Unitil's NH restructuring proposal discussed above, the last formal regulatory filings initiated by the Company to increase base rates for Unitil's three retail electric operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's electric operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Electric industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On the gas side, during FG&E's 1998 gas base rate case proceeding, the Massachusetts Attorney General alleged that FG&E had over-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million of charges collected since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. Following the MDTE's November 1, 1999 Order initiating an investigation, the MDTE held hearings in 2000. On May 31, 2001, the MDTE issued an Order in this proceeding, finding that FG&E had over-collected the costs in its Cost of Gas Adjustment Clause (CGAC) mechanism and ordered FG&E to return these costs, in the approximate amount of $0.7 million plus accumulated and future interest, to customers over the same number of years they were collected. On October 10, 2001, FG&E filed a Motion for Stay pending appeal and Memorandum of Law in Support with the Supreme Judicial Court (SJC). On November 16, 2001, the SJC denied the Motion for Stay, stating that any refunds made by FG&E may be recouped if FG&E prevails before the SJC on the merits of its claims. FG&E has begun to implement a multi-year refund of approximately $0.2 million per year through its CGAC mechanism in compliance with the MDTE's Order. The review of the MDTE Order by the SJC is currently pending. FG&E continues to assert that no refund is justified or warranted as a matter of fact or law; however, management cannot predict the outcome of this litigation.

On December 31, 1999, the Massachusetts Attorney General filed a complaint under G.L. c. 164, sec. 93, against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000 and investigated the matter in 2001. On October 18, 2001, the MDTE issued an Order, finding that FG&E's electric distribution base rates would annually generate an excess of approximately $1.2 million in revenue and ordered FG&E to reduce its electric base rates, effective that same day. FG&E submitted its compliance filing on October 19, 2001, and received approval of its filing on October 24, 2001.

Performance Based Ratemaking - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in Performance Based Ratemaking (PBR) plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provides incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets and penalties can be imposed for deterioration of service quality. The MDTE issued an Order on June 29, 2001, establishing guidelines for implementation of service-quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed its Service Quality Plan for its Gas and Electric Divisions as required by the MDTE. On December 5, 2001, FG&E received approval of its Service Quality Plan for its Electric Division, subject to modification pending the conclusion of the service quality proceeding. Approval of the plan for the Gas Division is pending. FG&E's Gas Division will be filing a PBR plan in April 2002. The requirement to file a PBR plan for the Gas Division stems from FG&E's 1998 gas rate case. FG&E is required to file a PBR plan for its Electric Division in its next electric rate case. The Company is preparing to file such a plan in April 2002. The PBR plan will establish new distribution rates through a traditional cost of service rate proceeding, service quality standards and penalties, and procedures for adjusting retail rates to reflect cost inflation and other factors over the term of the PBR plan.

ENVIRONMENTAL MATTERS

Sawyer Passway MGP Site - The Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E, the Company's Massachusetts utility operating subsidiary, has proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. The last remaining portion of environmental remediation work necessary to achieve temporary closure of the Sawyer Passway MGP site was completed in late 2001. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to a MDTE approved Settlement Agreement (Agreement) between FG&E, certain other Massachusetts gas utilities and the Massachusetts Attorney General. The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1882 through 1978. FG&E does not recover carrying charges associated with these costs and any tax benefits related to the payment of such costs are credited to customers in the year they are realized. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and customers. The total annual charge for such cost assessed to customers cannot exceed five percent of FG&E's total revenue for firm gas sales during the preceding year. Cost in excess of five percent will be deferred for recovery in subsequent years.

Former Electric Generating Station - The Company is investigating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos containing insulation materials inside the building, which had been intact and encapsulated at time of the sale of the structure to WRW.

When Rockware and WRW encountered financial difficulties and ignored orders of the environmental regulators to remedy the situation, FG&E agreed to take steps and obtained DEP approval to temporarily enclose, secure and stabilize the facility. Based on that approval, between September and December 1989, contractors retained by the Company stabilized the facility and secured the building. This work did not permanently resolve the asbestos problems caused by Rockware, but was deemed sufficient for the then foreseeable future.

FG&E, working closely with the DEP and the Massachusetts Attorney General, brought an action in 1986 in the Worcester Superior Court, against Rockware. On July 16, 1990, FG&E filed an amended complaint and obtained a preliminary injunction barring Rockware from removing anything of value from the Fitchburg facility and barring it from further encumbering the property. It also obtained an attachment encumbering all of Rockware's goods, equipment and property, located in Fitchburg, Massachusetts. On June 3, 1993, FG&E, Rockware and WRW entered into an agreement for judgement in favor of the Company in the amount of $1.6 million and the preliminary injunctions became permanent. FG&E has been unable to collect any amounts from WRW and/or Rockware due to their bankruptcies.

In addition to its efforts to obtain reimbursement and indemnification from WRW and Rockware, FG&E entered into negotiations with its insurers. FG&E reached an interim settlement with its excess insurer and a final settlement with its primary insurer, which provided reimbursement for most of the costs that had been incurred to secure and stabilize the facility at that time.

Due to the continuing deterioration of this former electric generating station and Rockware's continued lack of performance, FG&E, in concert with the DEP and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. These recent surveys have revealed continued deterioration of the asbestos containing insulation materials in the building. During an informal meeting on February 8, 2002, the EPA and DEP indicated to the Company that remedial actions are necessary. The Company anticipates receiving a Notice of Responsibility from the EPA by the end of the first quarter of 2002. The Company anticipates that this Notice will require specific remedial action, including abatement and removal of asbestos containing materials. At this time, the Company is uncertain as to the cost of the further remedial action that may be required by environmental regulators or for what portion of the cost the Company will be held responsible. However, the Company believes that its liability insurance policies will provide significant coverage for the costs of any clean-up effort and that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position.

Market Risk - Although Unitil's utility operating companies are active in markets which are subject to commodity price risk, the current regulatory framework within which these companies operate allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk exposure after consideration of the related rate-making. As the utility industry continues to deregulate, the Company will be divesting its commodity-related energy businesses and therefore will be further reducing its exposure to commodity-related risk.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Reference is made to the "Market Risk section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (above).

Item 8.   Financial Statements and Supplemental Data

Report of Independent Certified Public Accountants

To the Shareholders of Unitil Corporation:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Unitil Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Boston, Massachusetts

February 5, 2002

CONSOLIDATED STATEMENTS OF EARNINGS
(000's, except common shares and per share data)

Year Ended December 31,	2001	2000	1999

Operating Revenues:
Electric	$183,780	$160,023	$154,077
Gas	22,828	22,756	18,116
Other	414	162	180
Total Operating Revenues	207,022	182,941	172,373

Operating Expenses:
Fuel and Purchased Power	132,947	110,280	102,171
Gas Purchased for Resale	13,827	13,492	9,854
Operation and Maintenance	25,000	24,545	24,404
Depreciation and Amortization	12,767	11,964	11,412
Provisions for Taxes:
Local Property and Other	4,666	4,967	5,077
Federal and State Income	3,421	3,413	4,047
Total Operating Expenses	192,628	168,661	156,965

Operating Income	14,394	14,280	15,408
Non-Operating Expenses:
Decrease in Market Value of Non-Utility Investments, net of tax	2,400	----	----
Other Non-Operating Expenses	170	244	51

Income Before Interest Expense
and Extraordinary Item	11,824	14,036	15,357
Interest Expense, net	6,797	6,820	6,919

Net Income before Extraordinary Item	5,027	7,216	8,438
Extraordinary Item, net of tax	(3,937)	----	----

Net Income	1,090	7,216	8,438
Less Dividends on Preferred Stock	257	263	268

Net Income Applicable to Common Stock	$833	$6,953	$8,170

Average Common Shares Outstanding - Basic	4,743,576	4,723,171	4,682,273
Average Common Shares Outstanding - Diluted	4,759,822	4,742,745	4,697,049

Basic and Diluted Earnings per Common Share
Net Income before Extraordinary Item	$1.01	$1.47	$1.74
Extraordinary Item, net of tax	(0.83)	----	----
Net Income	$0.18	$1.47	$1.74

(The accompanying Notes are an integral part of these financial statements.)

CONSOLIDATED BALANCE SHEETS (000'S)

ASSETS

December 31,	2001	2000

Utility Plant:
Electric	$183,795	$174,049
Gas	41,287	36,996
Common	28,529	25,260
Construction Work in Progress	1,887	1,718

Utility Plant	255,498	238,023
Less: Accumulated Depreciation	77,210	71,036

Net Utility Plant	178,288	166,987

Other Property and Investments	2,286	6,074

Current Assets:
Cash	6,076	3,060
Accounts Receivable - Less Allowance for
Doubtful Accounts of $600 and $596	17,133	20,057
Refundable Taxes	2,432	1,980
Material and Supplies	2,804	2,854
Prepayments	1,889	1,317
Accrued Revenue	1,330	9,303

Total Current Assets	31,664	38,571

Noncurrent Assets:
Regulatory Assets	149,672	156,763
Prepaid Pension Costs	10,712	9,996
Debt Issuance Costs	1,826	1,479
Other Noncurrent Assets	2,314	3,097

Total Noncurrent Assets	164,524	171,335

TOTAL	$376,762	$382,967

(The accompanying Notes are an integral part of these financial statements.)

CONSOLIDATED BALANCE SHEETS (Cont.) (000'S)

CAPITALIZATION AND LIABILITIES

December 31,	2001	2000

Capitalization:
Common Stock Equity	$74,746	$79,935
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225
Preferred Stock, Redeemable, Cumulative	3,384	3,465
Long-Term Debt, Less Current Portion	107,470	81,695

Total Capitalization	185,825	165,320

Current Liabilities:
Long-Term Debt, Current Portion	3,224	3,207
Capitalized Leases, Current Portion	988	935
Accounts Payable	20,084	18,539
Short-Term Debt	13,800	32,500
Dividends Declared and Payable	109	209
Refundable Customer Deposits	1,393	1,252
Interest Payable	1,375	1,150
Other Current Liabilities	6,328	6,377

Total Current Liabilities	47,301	64,169

Deferred Income Taxes	47,113	45,859

Noncurrent Liabilities:
Power Supply Contract Obligations	88,779	97,342
Capitalized Leases, Less Current Portion	2,945	3,259
Other Noncurrent Liabilities	4,799	7,018

Total Noncurrent Liabilities	96,523	107,619

TOTAL	$376,762	$382,967

(The accompanying Notes are an integral part of these financial statements.)

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(000's except number of shares and par value)

December 31,	2001	2000

Common Stock Equity
Common Stock, No Par Value (Authorized - 8,000,000 shares;	$41,220	$40,991
Outstanding - 4,743,696 and 4,734,917 shares)
Stock Options	669	376
Retained Earnings	32,857	38,568
Total Common Stock Equity	74,746	79,935

Preferred Stock
CECo Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	225	225
CECo Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	215	215
E&H Preferred Stock, Redeemable, Cumulative:
5.00% Series, $100 Par Value	91	91
6.00% Series, $100 Par Value	168	168
8.75% Series, $100 Par Value	333	333
8.25% Series, $100 Par Value	385	385
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	960	973
8.00% Series, $100 Par Value	1,232	1,300
Total Preferred Stock	3,609	3,690

Long-Term Debt
CECo First Mortgage Bonds:
Series I, 8.49%, Due October 14, 2024	6,000	6,000
Series J, 6.96%, Due September 1, 2028	10,000	10,000
Series K, 8.00%, Due May 1, 2031	7,500	----
E&H First Mortgage Bonds:
Series K, 8.49%, Due October 14, 2024	9,000	9,000
Series L, 6.96%, Due September 1, 2028	10,000	10,000
Series M, 8.00%, Due May 1, 2031	7,500	----
FG&E Long-Term Notes:
8.55% Notes, Due March 31, 2004	9,000	12,000
6.75% Notes, Due November 30, 2023	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	----
Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	6,694	6,902
Total Long-Term Debt	110,694	84,902
Less: Long-Term Debt, Current Portion	3,224	3,207
Total Long-Term Debt, Less Current Portion	107,470	81,695

Total Capitalization	$185,825	$165,320

(The accompanying Notes are an integral part of these financial statements.)

CONSOLIDATED STATEMENT OF CASH FLOWS (000's)

Year Ended December 31,	2001	2000	1999

Cash Flows from Operating Activities:
Net Income	$1,090	$7,216	$8,438
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	12,767	11,964	11,412
Deferred Tax Provision	(607)	3,522	72
Amortization of Investment Tax Credit	(153)	(256)	(322)
Changes in Current Assets and Liabilities:
Accounts Receivable	2,924	(3,427)	(631)
Prepayments and other	(1,690)	(2,393)	2
Accrued Revenue	7,973	(6,340)	(1,087)
Accounts Payable	1,545	2,024	5,133
Interest Payable and other	366	(145)	413
Other, net	(1,007)	(3,301)	(5,122)
Cash Provided by Operating Activities	23,208	8,864	18,308

Cash Flows from Investing Activities:
Acquisitions of Property, Plant and Equipment	(19,890)	(21,092)	(15,411)
Proceeds from the Sale of Electric Generating Assets	342	----	5,288
Acquisitions of Other Property and Investments	(30)	(1,157)	(5,008)
Cash Used in Investing Activities	(19,578)	(22,249)	(15,131)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	(18,700)	22,000	(9,500)
Proceeds from Issuance of Long-Term Debt	29,000	----	12,000
Repayment of Long-Term Debt	(3,208)	(1,255)	(1,065)
Dividends Paid	(6,902)	(6,787)	(6,722)
Issuance of Common Stock, net	229	639	1,945
Retirement of Preferred Stock	(81)	(68)	(86)
Repayment of Capital Lease Obligations	(952)	(931)	(985)
Cash (Used In) Provided by Financing Activities	(614)	13,598	(4,413)

Net Increase (Decrease) in Cash	3,016	213	(1,236)
Cash at Beginning of Year	3,060	2,847	4,083

Cash at End of Year	$6,076	$3,060	$2,847

Supplemental Cash Flow Information:
Interest Paid	$8,988	$8,640	$7,164
Federal Income Taxes Paid	$3,174	$350	$4,018
State Income Taxes Paid	$1,091	$477	$700
Supplemental Schedule of Noncash Activities:
Capital Leases Incurred	$691	$363	$553

(The accompanying Notes are an integral part of these financial statements.)

CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY
(000's except number of shares)

	Common Shares	Deferred Stock Option Plan	Retained Earnings	Total

Balance at January 1, 1999	$38,407	$543	$36,401	$75,351

Net Income for 1999			8,438	8,438
Dividends on Preferred Shares			(268)	(268)
Dividends on Common Shares -
at an Annual Rate of $1.38 per Share			(6,442)	(6,442)
Stock Option Plan		116		116
Exercised Stock Options - 109,753 Shares	2,543	(1,739)		804
Issuance of 27,619 Common Shares (a)	676			676
Effect of Termination of Stock Option Plan	(1,274)	1,274		----

Balance at December 31, 1999	40,352	194	38,129	78,675

Net Income for 2000			7,216	7,216
Dividends on Preferred Shares			(263)	(263)
Dividends on Common Shares -
at an Annual Rate of $1.38 per Share			(6,514)	(6,514)
Stock Option Plan		182		182
Issuance of 22,916 Common Shares (a)	639			639

Balance at December 31, 2000	40,991	376	38,568	79,935

Net Income for 2001			1,090	1,090
Dividends on Preferred Shares			(257)	(257)
Dividends on Common Shares -
at an Annual Rate of $1.38 per Share			(6,544)	(6,544)
Stock Option Plan		293		293
Issuance of 11,279 Common Shares (a)	287			287
Re-acquired and Retired Stock (b)	(58)			(58)

Balance at December 31, 2001	$41,220	$669	$32,857	$74,746

(a) Shares sold and issued in connection with the Company's Dividend Reinvestment and Stock
Purchase Plan and Employee 401(k) Tax Deferred Savings and Investment Plan (See Note 4).
(b) Shares repurchased in conjunction with the Company's interim stock repurchase program (See Note 4).

(The accompanying Notes are an integral part of these financial statements.)

Note 1: Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935. The following companies are wholly-owned subsidiaries of Unitil: Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (UPC), Unitil Realty Corp. (URC), Unitil Service Corp. (USC), and its non-regulated business unit Unitil Resources, Inc. (URI). Usource, Inc. and Usource L.L.C. (collectively, Usource) are subsidiaries of Unitil Resources, Inc.

Unitil's principal business is the retail sale and distribution of electricity in New Hampshire and the retail sale and distribution of electricity and gas in Massachusetts through its retail distribution subsidiaries, CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, principally provides all the electric power supply requirements to CECo and E&H for resale at retail. URI conducts an energy brokering business, as well as related energy consulting and marketing activities through its wholly owned subsidiary, Usource. Finally, URC and USC provide centralized facilities and operations and management services to support the Unitil system of companies.

With respect to rates and other business and financial matters, CECo and E&H are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy (MDTE), and UPC, CECo, E&H, and FG&E are regulated by the Federal Energy Regulatory Commission (FERC).

Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Regulatory Accounting - Generally Accepted Accounting Principles for regulated entities in the United States allow the Company to give accounting recognition to the actions of regulatory authorities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, the Company has deferred recognition of costs (a regulatory asset) or has recognized obligations (a regulatory liability) if it is probable that such costs will be recovered or obligations relieved in the future through the ratemaking process. In addition to the Regulatory Assets and Liabilities separately identified on the Consolidated Balance Sheet, there are other Regulatory Assets and liabilities, such as conservation and load management costs and certain deferred tax liabilities. The Company also has obligations under long-term power contracts, the recovery of which is subject to regulation. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs are not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71.

Massachusetts and New Hampshire have both passed utility industry restructuring legislation and the Company has filed and implemented its restructuring plan in Massachusetts. In Massachusetts, the Company is allowed to recover previously deferred costs through ongoing assessments to be included in future regulated service rates. For example, the Company divested of all of its generation assets and power contracts and discontinued applying SFAS No. 71 to the generation portion of its assets and operations in Massachusetts. However, based on the recovery mechanism that allows recovery of all of its stranded costs, as finally determined through its electric distribution service rates, the Company has recorded a regulatory asset that it expects to fully recover in future periods. The Company expects to continue to meet the criteria for the application of SFAS No. 71 for the remaining portion of its assets and operations for the foreseeable future. If a change in accounting were to occur to the non-generation portion of the Company's operations, it could have a material adverse effect on the Company's earnings and retained earnings in that year and could have a material adverse effect on the Company's ongoing financial condition as well.

	Asset Balances at December 31,
Regulatory Assets consist of the following (000's)	2001	2000

Power Supply Buyout Obligations	$88,779	$97,342
Income Taxes	27,386	24,651
Recoverable Deferred Charges	17,301	15,633
Recoverable Generation-related Assets	15,330	18,138
Other	876	999

Total Regulatory Assets	$149,672	$156,763

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

Other Property and Investments - At December 31, 2001, Other Property and Investments includes the Company's investment in the Convertible Preferred Stock of Enermetrix, Inc., a closely held, privately owned, energy technology startup enterprise. The Company's policy is to carry the investment at cost, unless the decline in value is determined by management to be other than temporary. Although the market value of the investment in Enermetrix stock is not readily determinable, management believes the carrying cost of this investment represents its fair value (see Note 3).

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation.

Depreciation and Amortization - Depreciation provisions for the Company's utility operating subsidiaries are determined on a group straight-line basis. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2001 - 3.75 percent; 2000 - 3.74 percent; and 1999 - 3.72 percent.

Amortization provisions include the recovery of a portion of FG&E's former investment in the Seabrook Nuclear Power Plant in rates to its customers through a Seabrook Amortization Surcharge as ordered by the MDTE. In addition, FG&E is amortizing the balance of its unrecovered electric generating related assets, which are recorded as Regulatory Assets, in accordance with its electric restructuring plan approved by the MDTE (See Note 14).

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

Newly Issued Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement became effective for the Company on January 1, 2001. The Company does not currently hold any derivative instruments and does not engage in hedging activities. As a result, the adoption of these statements did not have any impact on the Company's financial position or results of operations.

On June 29, 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill acquired subsequent to June 30, 2001, will not be subject to amortization. SFAS No. 142 is effective beginning in the first quarter of 2002, with the exception of goodwill and intangible assets acquired after June 30, 2001, which will be subject immediately to the non-amortization and amortization processes. The Company has no goodwill recorded at December 31, 2001. As a result, the adoption of these statements did not have any impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring tangible long-lived assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No.143 must be adopted by 2003. The Company currently accounts for all of the costs of its long lived-assets, including the cost of removal to replace these assets, in accordance with Generally Accepted Accounting Principles and guidelines published by the Federal Energy Regulatory Commission for Utility plant accounting. The Company has no ownership interest in nuclear power plants, and no decommissioning obligations. The Company has determined that the adoption of this statement will not have a material adverse impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sales. SFAS No. 144 eliminates goodwill from its scope; therefore it does not require goodwill to be allocated to long-lived assets. SFAS No. 144 broadens the scope of APB 30 provisions for the presentation of the discontinued operations to include a component of an entity (rather than a segment of a business). The statement is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company has determined that the adoption of this statement will not have a material adverse impact on the Company's financial position or results of operations.

Reclassifications - Certain amounts previously reported have been reclassified to conform to current year presentation.

Note 2: Extraordinary Item

In November 1997, the Massachusetts Legislature enacted landmark electric industry restructuring legislation (the Restructuring Act). The Restructuring Act required all electric utilities to file a restructuring plan with the Massachusetts Department of Telecommunications and Energy (MDTE) by December 31, 1997. The filing of its Restructuring Plan (the Plan) by Unitil's Massachusetts operating subsidiary, FG&E, marked an unprecedented turning point in FG&E's 150-year history. Among other things, the Restructuring Act required all Massachusetts electric utilities to sell all of their electric generation assets and to restructure their utility operations to provide direct retail access to their customers by all qualified generation suppliers.

The MDTE conditionally approved FG&E's Plan in February 1998, and started an investigation and evidentiary hearings into FG&E's proposed recovery of Regulatory Assets related to stranded generation asset costs and expenses related to the formulation and implementation of its Plan. In January 1999, the MDTE approved FG&E's Plan, which included provisions for the recovery of stranded costs through a transition charge in the Company's electric rates. In September 1999, FG&E filed its first annual reconciliation of stranded generation asset costs and expenses and associated transition charge revenues and the MDTE initiated a lengthy investigation and hearing process.

On October 18, 2001 and October 19, 2001, the MDTE issued a series of regulatory Orders in several pending cases involving FG&E, including a final Order on FG&E's initial reconciliation filing. Those Orders included the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, as well as certain costs associated with gas industry restructuring and preparation and litigation of performance based rate proceedings initiated by the MDTE. The Orders determined the final treatment of Regulatory Assets that FG&E had sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of Regulatory Assets attributable to stranded generation assets, purchased power costs and related expenses.

As a result of the industry restructuring-related Orders, FG&E recorded a non-cash adjustment to Regulatory Assets of $5.3 million, which resulted in the recognition of an extraordinary charge of $3.9 million, net of taxes. The Company recognized the extraordinary charge of $0.83 per share, as of September 30, 2001.

As a result of all of these orders, the Company has been allowed recovery of its Massachusetts industry restructuring transition costs, estimated at $150 million, including the above-market or stranded generation and power supply related costs via a non-bypassable uniform transition charge. FG&E has been and will continue to be subject to annual MDTE investigation and review in order to reconcile the costs and revenues associated with the collection of transition charges from its customers over the next eight to ten years.

Note 3: Investment Write-down

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" addresses the accounting and reporting for investments in equity securities and requires companies to determine whether a decline in the fair value of the investment in equity securities is other than temporary.

The Company had invested $5.5 million in Enermetrix, Inc. (Enermetrix), an energy technology startup enterprise, over the past several years. In accordance with SFAS No. 115, the Company recorded a non-cash charge of $3.7 million, or $2.4 million, net of tax, in the fourth quarter to recognize the decrease in fair value of its non-utility investment in Enermetrix. The Company has recorded a tax benefit of $1.3 million for this capital loss that it expects to realize in 2002. The Company recognized this valuation adjustment in 2001 to reflect significantly lower private equity valuation metrics for companies like Enermetrix and changes in the business outlook of Enermetrix. Enermetrix is a closely held, privately owned company and, as such, has no published market value and Unitil is a non-controlling, minority investor in Enermetrix. Among the contributing factors to management's decision for the reduction in fair value were the general economic downturn in the technology sector, the slower development of competitive markets for energy supply and generally lower market valuations for companies like Enermetrix.

The Company's management considered various sources of information in determining its estimate of the fair value of its Enermetrix investment at December 31, 2001, including previous valuations of Enermetrix performed by independent investment banking firms and the Enermetrix operating forecast. Where those valuations were based upon the value of comparable companies who are publicly traded and the operating forecast of Enermetrix, those statistics were updated and analyzed.

The Company has valued its investment in Enermetrix at December 31, 2001, at $1.8 million. Future market value risk is inherent in this investment in Enermetrix, which is an energy technology start-up enterprise. The Company will continue to monitor the value of its investment and periodically assess the impact, if any, on future period reported earnings.

Note 4: Common Stock

New Shares Issued - During 2001, the Company raised $287,000 of additional common equity capital through the issuance of 11,279 shares of Common Stock in connection with the Dividend Reinvestment and Stock Purchase Plan. The Dividend Reinvestment and Stock Purchase Plan provides participants in the plan a method for investing cash dividends on the Company's Common Stock and cash payments in additional shares of the Company's Common Stock. In 2000, the Company raised $639,000 of additional common equity capital through the issuance of 22,916 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan and the Employee 401(k) Tax Deferred Savings and Investment Plan. The Employee 401(k) Tax Deferred Savings and Investment Plan is described in Note 11.

Shares Repurchased, Cancelled and Retired - In conjunction with the Securities and Exchange Commission's (SEC) Emergency Orders of September 14 and 21, 2001, which suspended the applicability of certain of the conditions contained in its Rule 10b-18, the Company implemented an interim Common Stock repurchase program. Under this program, the Company used its cash on hand to repurchase, cancel and retire 2,500 of its outstanding Common shares at a total cost of $58,200. The SEC has since lifted its suspension of the aforementioned conditions and, accordingly, the Company's interim Common Stock repurchase program is no longer in effect.

Stock-Based Compensation Plans - The Company maintains two stock option plans, which provide for the granting of options to key employees, as follows:

Unitil Corporation Key Employee Stock Option Plan - The "Unitil Corporation Key Employee Stock Option Plan" was a 10-year plan which began in March 1989. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Board of Directors, subject to plan limitations. All options granted under this plan vested upon grant. The 10-year period in which options could be granted under this plan expired in March 1999. The expiration date of the remaining outstanding options is November 3, 2007. The plan provides dividend equivalents on options granted, which are recorded at fair value as compensation expense. The total compensation expenses recorded by the Company with respect to this plan were $41,000, $39,000 and $74,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Share Option Activity of the "Unitil Corporation Key Employee Stock Option Plan" is presented in the following table:

	2001	2000	1999

Beginning Options Outstanding and Exercisable	29,358	27,976	134,741
Dividend Equivalents Earned	1,638	1,382	2,988
Options Exercised	----	----	(109,753)

Ending Options Outstanding and Exercisable	30,996	29,358	27,976

Range of Option Exercise Price per Share	$12.11-$18.28	$12.11-$18.28	$12.11-$18.28
Weighted Average Remaining Contractual Life	5.9	6.9	7.9

Unitil Corporation 1998 Stock Option Plan - The "Unitil Corporation 1998 Stock Option Plan" became effective on December 11, 1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Board of Directors, subject to plan limitations. All options granted under this plan vest over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company's Common Stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than 10 years after the date on which they were granted. The total compensation expenses recorded by the Company with respect to this plan were $251,000, $144,000, and $42,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

	2001		2000		1999
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price

Beginning Options Outstanding	113,500	$ 27.64	62,000	$ 23.38	----	----
Options Granted	60,000	$ 25.88	55,000	$ 32.18	62,000	$ 23.38
Options Forfeited	(1,000)	$ 33.56	(3,500)	$ 23.38	----	----

Ending Options Outstanding	172,500	$ 26.99	113,500	$ 27.64	62,000	$ 23.38

Options Vested and Exercisable- end of year	42,750	$ 26.15

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation," and recognizes compensation costs at fair value at the date of grant.

The following summarizes certain data for options outstanding at December 31, 2001:

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$ 20.00 to $24.99	58,500	$ 23.38	7.2
$ 25.00 to $29.99	60,000	$ 25.88	9.1
$ 30.00 to $34.99	54,000	$ 32.15	8.1

	172,500

The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $4.66, $7.13 and $3.25, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999

Expected Life (Years)	10.0	10.0	10.0
Interest Rate	5.8%	6.0%	6.0%
Volatility	23.6%	22.3%	19.9%
Dividend Yield	5.3%	4.3%	5.9%

Restrictions on Retained Earnings - Unitil Corporation has no restriction on the payment of common dividends from retained earnings. Its three retail distribution subsidiaries do have restrictions. Under the terms of the First Mortgage Bond Indentures, CECo and E&H had $5,366,000 and $4,823,000, respectively, available for the payment of cash dividends on their Common Stock at December 31, 2001. Under the terms of long-term debt purchase agreements, FG&E had $6,828,000 of retained earnings available for the payment of cash dividends on its Common Stock at December 31, 2001.

Note 5: Preferred Stock

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

The aggregate purchases of Redeemable Cumulative Preferred Stock during 2001, 2000 and 1999 were $81,000, $67,500, and $86,300, respectively. The aggregate amount of sinking fund requirements of the Redeemable Cumulative Preferred Stock for each of the five years following 2001 are $206,000 per year.

Note 6: Long-Term Debt and Interest Expense

Substantially all the property and franchises of the Company's utility operating subsidiaries are subject to liens of indenture under which First Mortgage bonds have been issued. Certain of the Company's long-term debt agreements contain provisions, which, among other things, limit the incursion of additional long-term debt.

Total aggregate amount of sinking fund payments relating to bond issues and normal scheduled long-term debt repayments amounted to $3,208,000, $1,255,000, and $1,065,000 in 2001, 2000, and 1999, respectively.

The aggregate amount of bond sinking fund requirements and normal scheduled long-term debt repayments for each of the five years following 2001 is: 2002 - $3,224,000; 2003 - $3,244,000; 2004 - $3,264,000; 2005 - $286,000; and 2006 - $310,000.

On May 1, 2001, CECo sold $7,500,000 of long-term notes at par to institutional investors, bearing an interest rate of 8.00%. Proceeds were used to repay short-term indebtedness, with the balance of the proceeds being used to cover the cost of the financing and to finance further capital expenditures.

On May 1, 2001, E&H sold $7,500,000 of long-term notes at par to institutional investors, bearing an interest rate of 8.00%. Proceeds were used to repay short-term indebtedness, with the balance of the proceeds being used to cover the cost of the financing.

On June 8, 2001, FG&E sold $14,000,000 of long-term notes at par to institutional investors, bearing an interest rate of 7.98%. Proceeds were used to repay short-term indebtedness, incurred to fund FG&E's ongoing construction program.

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In management's opinion, the carrying value of the debt approximated its fair value at December 31, 2001 and 2000.

Interest Expense, net - Interest expense is presented in the Financial Statements, net of Interest Income. In 2001, Interest Expense, net reflects higher interest expense, offset by an increase in accrued interest income associated with deferred rate recovery mechanisms for Regulatory Assets. Total interest expense was $9.1 million, $8.6 million and $7.6 million in 2001, 2000 and 1999, respectively, due to higher debt outstanding in those years. Interest income was $2.3 million, $1.8 million and $0.7 million in 2001, 2000 and 1999, respectively, reflecting increased deferred restructuring-related costs.

Note 7: Credit Arrangements

At December 31, 2001, the Company had unsecured bank lines for short-term debt aggregating $30,000,000 with three banks for which it pays fees. At December 31, 2001, the unused portion of the credit lines outstanding was $16,200,000. The average interest rates on all short-term borrowings were 4.78% and 6.57% during 2001 and 2000, respectively.

Note 8: Leases

The Company's subsidiaries conduct a portion of their operations in leased facilities and also lease some of their machinery and office equipment. FG&E has a facility lease for 22 years which began in February 1981. The lease allows five, five-year renewal periods at the option of FG&E. In addition, Unitil's subsidiaries lease some equipment under operating leases.

The following is a schedule of the leased property under capital leases by major classes:

Asset Balances at December 31,
Classes of Utility Plant (000's)	2001	2000

Common Plant	$7,146	$6,814
Less: Accumulated Depreciation	3,213	2,620

Net Plant	$3,933	$4,194

The following is a schedule by years of future minimum lease payments and present value of net minimum lease payments under capital leases, as of December 31, 2001:

Year Ending December 31, (000's)

2002	$1,404
2003	1,001
2004	721
2005	495
2006	307
2007 - 2011	1,352

Total Minimum Lease Payments	$5,280
Less: Amount Representing Interest	1,347

Present Value of Net Minimum Lease Payments	$3,933

Total rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to $12,000, $21,000, and $103,000, respectively. There are no material future operating lease payment obligations at December 31, 2001.

Note 9: Income Taxes

Federal Income Taxes were provided for the following items for the years ended December 31, 2001, 2000 and 1999, respectively:
	2001	2000	1999
Current Federal Tax Provision (000's):
Operating Income	$3,566	$(9)	$3,492
Amortization of Investment Tax Credits	(153)	(256)	(322)

Total Current Federal Tax Provision	3,413	(265)	3,170

Deferred Federal Tax Provision (000's)
Accelerated Depreciation	(401)	183	132
Abandoned Property	(767)	(863)	(794)
Accrued Revenue	691	3,604	1,624
Allowance for Funds Used During Construction	(42)	(48)	(53)
Post Retirement Benefits Other Than Pensions	(34)	(29)	(27)
Deferred Pensions	89	275	159
Utility Industry Restructuring Costs	37	(186)	273
Deferred Gain on Sale of New Haven Harbor	----	125	(1,437)
Other	(136)	5	188

Total Deferred Federal Tax Provision	(563)	3,066	65

Total Federal Tax Provision	$2,850	$2,801	$3,235

The components of the Federal and State income tax provisions reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2001, 2000 and 1999 were as follows:
Federal and State Tax Provisions (000's)	2001	2000	1999
Federal
Current	$3,566	$(9)	$3,492
Deferred	(563)	3,066	65
Amortization of Investment Tax Credits	(153)	(256)	(322)

Total Federal Tax Provision	2,850	2,801	3,235

State
Current	615	155	805
Deferred	(44)	457	7

Total State Tax Provision	571	612	812

Federal and State Income Taxes - Operating Expenses	$3,421	$3,413	$4,047

In 2001, the Company provided deferred tax benefit of $1.3 million on the capital loss from the write-down of its investment in Enermetrix. The Company expects to realize the benefit of this capital loss as an offset to capital gains in its tax return in 2002. Also in 2001, the Company recorded a deferred tax benefit of $1.4 million as adjustments to deferred taxes recognized when the Company recorded the extraordinary item in the third quarter.

The differences between the Company's provisions for Federal Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:
	2001	2000	1999

Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
Investment Tax Credits	(1)	(2)	(2)
Abandoned Property	(6)	(6)	(7)
Other, Net	1	2	3

Effective Federal Income Tax Rate	28%	28%	28%

Temporary differences which gave rise to deferred tax assets and liabilities are shown below:

Deferred Income Taxes (000's)	2001	2000

Accelerated Depreciation	$24,020	$24,519
Abandoned Property	4,845	6,786
Contributions in Aid of Construction	(3,360)	(3,050)
Percentage Repair Allowance	2,165	1,956
Retirement Loss	3,177	2,820
Employee Benefit Plans	3,551	3,131
Unamortized FAS109 Adjustments	5,563	3,129
Deferred Charges	5,954	7,136
Gain on Sale of New Haven Harbor	----	(1,562)
Other	1,198	994

Total Deferred Income Tax	$47,113	$45,859

Due to a change in New Hampshire State tax regulations and in accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded an adjustment to Deferred Income Taxes and an offsetting adjustment to Regulatory Assets of $6.1 million during the year.

Note 10: Energy Supply

Massachusetts:

Joint Owned Units - FG&E is participating, on a tenancy-in-common basis, with other New England utilities, in the ownership of one generating unit. Wyman Unit No. 4 is an oil-fired station that has been in commercial operation since December 1978. FG&E's 0.217% interest in Millstone (Millstone 3), a nuclear generating unit that has been in commercial operation since April 1986, was sold to Dominion Resources, Inc. effective April 1, 2001. FG&E completed the sale of its principal generating asset, a 4.5% interest in New Haven Harbor Station, in March 1999. Kilowatt-hour generation and operating expenses of the joint ownership unit is divided on the same basis as ownership. FG&E's proportionate costs are reflected in the Consolidated Statements of Earnings. Information with respect to FG&E's ownership in Wyman Unit No. 4, at December 31, 2001, is shown below:

				Company's
		Proportionate	Share of	Net Book
Joint Ownership Unit	State	Ownership %	Total MW	Value (000's)

Wyman Unit No. 4	ME	0.1822	1.13	$ 81

Purchased Power and Gas Supply Contracts - FG&E has commitments under long-term contracts for the purchase of electricity and gas from various suppliers. Generally, these contracts are for fixed periods and require payment of demand and energy charges. Total costs under these contracts are included in Fuel and Purchased Power and Gas Purchased for Resale in the Consolidated Statements of Earnings. These costs are recoverable in revenues under various cost recovery mechanisms. In accordance with Massachusetts Electric Restructuring Law, and pursuant to the power supply divestiture discussed below, FG&E began selling the output from its power supply contracts on February 1, 2000. Information with respect to FG&E's electric purchased power contracts at December 31, 2001 is shown below:

Unit	Energy	Contract
Fuel Type	Entitlements	End Date

Hydro	3 MW	2012
Wood	14MW	2012

Power Supply Divestiture - In January 2000, the MDTE approved FG&E's agreement to sell the output from its remaining electric power generation portfolio to Select Energy, a subsidiary of Northeast Utilities. FG&E initiated its electric restructuring process, including the divestiture and sale of its power supply portfolio, in 1998, in response to the Massachusetts Electric Restructuring Law. Under the Select Energy contract, which went into effect February 1, 2000, FG&E began selling the output from its remaining power contracts and the output of its two joint ownership units to Select Energy. Upon the sale of FG&E's share of Millstone 3, this portion of the contract sale ceased.

Under the Massachusetts Electric Restructuring Law, customers not purchasing electric power from competitive suppliers are eligible either for Standard Offer Service (SOS) or for Default Service. Many of FG&E's customers are currently eligible for SOS service. On March 1, 1999, FG&E entered into a contract with Constellation Power Source to procure power needed to serve the SOS load. The contract will continue through February 28, 2005. The power required to meet Default Service is currently being procured through a six-month contract from Dominion Nuclear Marketing II, Inc. In accordance with MDTE regulations, FG&E will conduct periodic Request for Proposals (RFP) to procure Default Service at market prices. The next RFP will be used to procure Default Service effective June 1, 2002.

FG&E has been allowed recovery of its transition costs, including the above-market or stranded generation and power-supply related costs, via a non-bypassable uniform transition charge. The recoverable transition costs which have been recorded on FG&E's balance sheet as Regulatory Assets, include $88,779,000 of purchased power contracts and $15,330,000 of recoverable generation-related assets.

As a result of the Order by the MDTE related to Electric Industry Restructuring in Massachusetts (See Note 14), the Company is required to discontinue the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to the generation and power supply portion of FG&E's business. FG&E's electric distribution business and gas supply and distribution business, as well as the power supply and distribution business of CECo, E&H, and UPC, will continue to apply SFAS No. 71.

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

The status of UPC's electric purchased power contracts at December 31, 2001, is as shown below:

				Est. Annual Minimum
				Payments Which
Unit	2001 Energy			Cover Future
Fuel	MW Winter	Purchased	Contract	Debt Service
Type	Entitlements	(MWH's)	End Date	Requirements (000's)

Gas	25	121,780	2010
Oil/Gas	2	3,300	2003
Oil/Gas	16	63,726	2006
Oil	10	24,592	2005
Oil	10	11,288	2008
Coal	14	93,558	2005
Nuclear	5	39,088	2005
Nuclear	10	75,591	2010
Nuclear	2	9,859	2013
Refuse	6	43,493	2003
System	18	42,350	2002
System	30	123,635	Variable
Various	100	382,217	Short-term
Coal/Gas	N/A	N/A	2009		(1)
Gas	N/A	N/A	2008		(1)
Transmission	N/A	N/A	2020	$ 863,000	(2)

Notes:

  Represents terminated power supply contracts recovered in Fuel and Purchased Power expense.

  These payments represent expected annual transmission support payments associated with a 450KV line, which connects New England to Quebec.

On January 25, 2002, UPC, along with CECo and E&H, filed a comprehensive electric restructuring proposal under which the above long-term contracts would be sold and/or assigned through a competitive auction process to a third party and the remaining financial obligations recovered in their entirety through a retail stranded cost charge.

Note 11: Benefit Plans

Pension Plans - The Company has a defined benefit pension plan covering substantially all its employees. The retirement benefits are based upon the employee's level of compensation and length of service. The Company records annual expense and accounts for its pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

The following table provides the components of net periodic expense (income) for the plan for years 2001, 2000 and 1999:

Net Periodic Expense (Income) (000's)	2001	2000	1999

Service Cost	$914	$850	$935
Interest Cost	2,639	2,552	2,395
Expected Return on Plan Assets	(4,439)	(4,356)	(4,044)
Amortization of Transition Obligation	84	85	85
Amortization of Prior-Service Cost	96	98	101
Recognized Net Actuarial (Gain)	(10)	(105)	---

Net Periodic Benefit Income	$(716)	$(876)	$(528)

Reconciliation of Projected Benefit Obligations (000's):

Beginning of Year	$35,348	$33,371	$36,621
Service Cost	914	850	935
Interest Cost	2,639	2,552	2,395
Amendments	---	(80)	---
Actuarial (Gain) Loss	2,173	749	(4,601)
Benefit Payments	(2,152)	(2,094)	(1,979)

End of Year	$38,922	$35,348	$33,371

Reconciliation of Fair Value of Plan Assets (000's):

Beginning of Year	$45,422	$45,783	$48,627
Actual Return of Plan Assets	(2,327)	1,733	(865)
Benefit Payments	(2,152)	(2,094)	(1,979)

End of Year	$40,943	$45,422	$45,783

Funded Status (000's):

Funded Status at December 31	$2,021	$10,074	$12,411
Unrecognized Transition Obligation	---	84	169
Unrecognized Prior-Service Cost	942	1,038	1,216
Unrecognized (Gain) Loss	7,749	(1,200)	(4,677)

Prepaid Pension Cost	$10,712	$9,996	$9,119

Plan assets are invested in common stock, short-term investments, and various other fixed income security funds. The weighted-average discount rates used in determining the projected benefit obligation in 2001, 2000, and 1999 were 7.25%, 7.75%, and 7.75%, respectively. The rate of increase in future compensation levels was 4.00% and the expected long-term rate of return on assets was 9.25% in 2001, 2000, and 1999.

Unitil Service Corp. has a Supplemental Executive Retirement Plan (SERP). The SERP is an unfunded retirement plan with participation limited to executives selected by the Board of Directors. The cost associated with the SERP amounted to approximately $136,000, $112,000, and $157,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Employee 401(k) Tax Deferred Savings Plan - The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees. Participants may elect to defer current compensation by contributing to the plan. The Company matches contributions, with a maximum matching contribution of 3% of current compensation. Employees may direct, at their sole discretion, the investment of their savings plan balances both the employer and employee portions into a variety of investment options, including a Company Common Stock fund. Participants are 100% vested in contributions made on their behalf, once they have completed three years of service. The Company's share of contributions to the plan were $446,000, $425,000, and $407,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Post-Retirement Benefits - The Company's subsidiaries provide health care benefits to retirees for a 12-month period following their retirement. The Company's subsidiaries continue to provide life insurance coverage to retirees. Life insurance and limited health care post-retirement benefits require the Company to accrue post-retirement benefits during the employee's years of service with the Company and the recognition of the actuarially determined total post-retirement benefit obligation earned by existing retirees. At December 31, 2001, 2000, and 1999, the accumulated post-retirement benefit obligation (transition obligation) was approximately $235,000, $257,000, and $278,000, respectively, and the period cost associated with these benefits for 2001, 2000, and 1999 was approximately $107,000, $90,000, and $84,000, respectively. This obligation is being recognized on a delayed basis over the average remaining service period of active participants, and such period will not exceed 20 years.

Note 12: Earnings Per Share

The following table reconciles basic and diluted earnings per share, assuming all outstanding stock options were converted to common shares per Statement of Financial Accounting Standards Number 128, "Earnings per Share."
(000's except share and per share data)	2001		2000		1999

Net Income before Extraordinary Item	$4,770		$6,953		$8,170
Extraordinary Item, net of tax	(3,937)		---		---
Net Income	$833		$6,953		$8,170

Weighted Average Common Shares Outstanding - Basic	4,743,576		4,723,171		4,682,273

Plus: Diluted Effect of Incremental Shares - from Assumed Conversion	16,246		19,574		14,776

Weighted Average Common Shares Outstanding - Diluted	4,759,822		4,742,745		4,697,049

Basic and Diluted Earnings per Share:
Net Income before Extraordinary Item	$1.01		$1.47		$1.74
Extraordinary Item, net of tax	(0.83)	$	---	$	---
Net Income	$0.18		$1.47		$1.74

Weighted average options to purchase 114,000 and 55,000 of common stock were outstanding during 2001 and 2000, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 13: Segment Information

The Company reported four segments: utility electric operations, utility gas operations, other, and Usource. Unitil is engaged principally in the retail sale and distribution of electricity in New Hampshire and both electric and gas service in Massachusetts through its retail distribution subsidiaries CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, provides all the electric power supply requirements to CECo and E&H for resale at retail, and also engages in various other wholesale electric power services with affiliates and non-affiliates throughout the New England Region. URI provides an energy brokering service, through Usource, as well as various energy consulting and marketing activities. URC and USC provide centralized facilities and operations to support the Unitil System.

URC and USC are included in the "Other" column of the table below. USC provides centralized management and administrative services, including information systems management and financial record keeping. URC owns certain real estate, principally the Company's corporate headquarters.

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies. Intersegment sales take place at cost and the effects of all intersegment and/or intercompany transactions are eliminated in the consolidated financial statements. Segment profit or loss is based on profit or loss from operations after income taxes. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated in accordance with factors contained in cost-of-service studies, which were included in rate applications approved by the NHPUC and MDTE. Assets allocated to each segment are based upon specific identification of such assets provided by Company records.

The following table provides significant segment financial data for the years ended December 31, 2001, 2000 and 1999:
Year Ended December 31, 2001 (000's)	Electric	Gas	Other	Usource	Eliminations	Total
Revenues
External Customers	$ 183,780	$ 22,828	$ 30	$ 384		$ 207,022
Intersegment	----	----	20,151	----	(20,151)	----
Depreciation and Amortization	9,025	1,760	1,753	229		12,767
Interest, net	4,388	1,576	801	32		6,797
Income Taxes	4,527	(457)	2	(651)		3,421
Segment Profit (Loss) from Operations	8,771	(771)	172	(1,002)		7,170
Investment Write-down, net of tax	----	----	(2,400)	----		(2,400)
Extraordinary Item, net of tax	(3,937)	----	----	----		(3,937)
Identifiable Segment Assets	288,013	87,851	24,008	505	(23,615)	376,762
Capital Expenditures	13,986	4,817	775	----		19,578

Year Ended December 31, 2000 (000's)
Revenues
External Customers	$ 160,023	$ 22,756	$ 31	$ 131		$ 182,941
Intersegment	----	----	17,967	----	(17,967)	----
Depreciation and Amortization	8,815	1,575	1,344	230		11,964
Interest, net	4,797	1,370	629	24		6,820
Income Taxes	4,051	199	3	(840)		3,413
Segment Profit (Loss) from Operations	7,923	662	22	(1,654)		6,953
Identifiable Segment Assets	286,437	89,917	21,444	3,629	(18,460)	382,967
Capital Expenditures	14,066	3,821	1,299	3,063		22,249

Year Ended December 31, 1999 (000's)
Revenues
External Customers	$ 154,077	$ 18,116	$ 135	$ 45		$ 172,373
Intersegment	----	----	19,089	----	(19,089)	----
Depreciation and Amortization	8,362	1,458	1,492	100		11,412
Interest, net	5,094	1,255	549	21		6,919
Income Taxes	4,051	(200)	456	(260)		4,047
Segment Profit (Loss) from Operations	7,830	320	494	(474)		8,170
Identifiable Segment Assets	269,616	87,546	26,466	703	(20,804)	363,527
Capital Expenditures	6,905	2,266	5,373	587		15,131

Note 14: Commitments and Contingencies

Regulatory Matters -

The Unitil Companies are regulated by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), and state regulatory authorities with jurisdiction over the utility industry, including the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In recent years, there has been significant legislative and regulatory activity to restructure the utility industry to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil's utility operating subsidiaries.

Massachusetts enacted the Electric Restructuring Act of 1997 (the Restructuring Act) requiring the comprehensive restructuring of the electric utility industry in the state. Since March 1, 1998, all electric consumers in Massachusetts served by investor-owned utilities have had the ability to choose their electric energy supplier. FG&E, the Company's Massachusetts based combination gas and electric utility, has continued to implement its comprehensive electric Restructuring Plan, and has completed the divestiture of its entire regulated power supply business, including its nuclear investment in Millstone 3.

At the direction of the MDTE, in 1997, FG&E and other Massachusetts gas distribution utilities initiated an industry-wide collaborative process to develop a common set of principles to restructure their gas service and implement the necessary infrastructure to offer gas customers choice of their competitive gas energy supplier. FG&E filed new gas tariffs with the MDTE to implement natural gas unbundling in accordance with the principles resulting from this collaborative effort. The MDTE approved these tariffs and regulations governing the unbundling of gas services effective November 1, 2000.

In New Hampshire, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), the Company's electric distribution operating subsidiaries, and Unitil Power Corp. (UPC), the Company's wholesale power supply company, continue to prepare for the transition to a new market structure. As discussed further below, on January 25, 2002, the Companies filed a comprehensive restructuring proposal with the NHPUC to comply with the State's restructuring law and provide retail choice to its customers. Unitil has also been an active participant in the restructuring of the wholesale power market and transmission system in New England. New wholesale markets have been implemented in the New England Power Pool (NEPOOL) under the general supervision of an Independent System Operator (ISO) and the regulatory oversight of the FERC.

Massachusetts Electric Operations Restructuring - On January 15, 1999, the MDTE approved the provisions of FG&E's Electric Restructuring Plan with certain modifications. Under the Restructuring Plan, FG&E must provide its customers with: a) the ability to choose a competitive energy supplier; b) an option to purchase standard offer service or default service provided by FG&E; and c) a cumulative 15% rate reduction adjusted for inflation.

As a result of restructuring and divestiture of FG&E's entire generation and purchased power portfolio, FG&E has accelerated the amortization of its stranded electric generation assets and its abandoned investment in Seabrook Station. FG&E continues to earn an authorized rate of return on the unamortized balance of these Regulatory Assets. In addition, as a result of the rate reduction requirement of the Restructuring Act, FG&E has been authorized to defer the recovery of a portion of its transition costs and standard offer service costs. These unrecovered amounts are also recorded as Regulatory Assets and earn authorized carrying charges until their subsequent recovery in future periods. As the value of FG&E's Regulatory Assets are amortized and/or recovered over the next eight to ten years, income from this segment of FG&E's utility business will continue to decline and ultimately cease.

In accordance with its Restructuring Plan, each year FG&E adjusts its unbundled rate components, including the component that recovers its transition costs, to reconcile any differences between its estimated and actual costs from the prior year. These rate adjustments are subject to the required inflation-adjusted 15% rate discount. FG&E had made three such filings - in 1999, 2000, and 2001. Rate adjustments were approved for effect during the subsequent year, subject to further investigation.

The investigation of FG&E's initial reconciliation filing was initiated in 2000. On October 18, 2001 and October 19, 2001, the MDTE issued a series of regulatory Orders in several pending cases involving FG&E, including a final Order on FG&E's initial reconciliation filing. Those Orders included the review and disposition of issues related to the Company's recovery of transition costs due to the restructuring of the electric industry in Massachusetts, as well as certain costs associated with gas industry restructuring and preparation and litigation of performance based rate proceedings initiated by the MDTE. The Orders determined the final treatment of Regulatory Assets that FG&E had sought to recover from its Massachusetts electric customers over a multi-year transition period that began in 1998. FG&E has now determined that it is authorized to recover approximately $150 million of Regulatory Assets attributable to stranded generation assets, purchased power costs and related expenses. As a result of these Orders, FG&E recorded a non-cash adjustment to Regulatory Assets of $5.3 million in the third quarter of 2001, which resulted in the recognition of an extraordinary charge of $3.9 million after taxes. FG&E will continue to be subject to annual MDTE investigation and review in order to reconcile its restructuring-related costs and revenues, including its transition charge and standard offer service charge.

FG&E's third annual reconciliation and rate adjustment filing, filed on December 2, 2001, included a recast of its rates from 1998 through 2001 in compliance with the MDTE's final Order on its initial reconciliation filing. The investigation of the initial reconciliation filing specifically covered the period March 1998 through October 1999, however most of the MDTE's cost recovery findings apply after October 1999 as well. As part of this filing, FG&E also reduced its standard offer service fuel adjustment (SOSFA), reflecting lower fuel oil and natural gas costs. The SOSFA is a rate mechanism approved as part of restructuring plans in Massachusetts that provides for the recovery of excessive fuel costs based on a fuel trigger. Revenues collected under the trigger are passed on to standard offer service suppliers. Under the proposed SOSFA, FG&E estimates that all of its SOSFA-related costs, including deferred amounts of about $4.5 million, will be recovered by the end of November 2002.

On December 27, 2001, the MDTE approved FG&E's SOSFA and base rates for effect January 1, 2002, subject to further investigation. With the MDTE's resolution of cost recovery issues in its October 2001 Orders and anticipated final approval of FG&E's compliance filing, FG&E's financial risk associated with its unbundled cost recovery mechanisms is significantly reduced. The MDTE also allowed FG&E to implement the SOSFA for 2002. FG&E is required to notify the MDTE 45 days in advance of when all SOSFA-related costs are projected to be recovered.

Massachusetts Gas Operations Restructuring - As indicated above, in 1997, the MDTE directed all Massachusetts natural gas Local Distribution Companies (LDCs) to form a collaborative with other stakeholders to develop common principles and appropriate regulations for the unbundling of gas service. In November 1999, the LDCs petitioned the MDTE for approval of regulations governing the unbundling of gas services that were developed with the input of participants of the collaborative. Effective November 1, 2000, the MDTE adopted these regulations and LDC tariffs including those of FG&E filed in accordance with the principles developed in the collaborative process. Retail customers are now free to choose a competitive gas supplier, if they wish.

As part of this proceeding, in February 1999, the MDTE issued an Order in which it determined that the LDCs would continue to have an obligation to provide gas supply and delivery services for another five years, with a review after three years. This Order also set forth the MDTE's decision requiring mandatory assignment by LDCs of their pipeline capacity contracts to competitive marketers.

New Hampshire Electric Operations Restructuring - On February 28, 1997, the NHPUC issued its Final Plan in response to the New Hampshire Electric Restructuring Law RSA 374-F, passed into law in 1996, for New Hampshire electric utilities to transition to a competitive electric market in the State. The Final Plan linked the interim recovery of stranded cost by the State's utilities to a comparison of their existing rates with the regional average utility rates. CECo's and E&H's rates are below the regional average; thus, the NHPUC found that CECo and E&H were entitled to full interim stranded cost recovery. However, the NHPUC also made certain legal rulings that could affect CECo's and E&H's long-term ability to recover all of their stranded costs. The Company cannot predict the final outcome of the restructuring of its utility operations in New Hampshire, but believes that final resolution of this restructuring process will result in recovery of substantially all its stranded and restructuring-related costs.

Northeast Utilities' affiliate, Public Service Company of New Hampshire (PSNH), filed suit in U.S. District Court for protection from the Final Plan and related orders and was granted an indefinite stay. In June 1997, Unitil, and other utilities in New Hampshire, intervened as plaintiffs in the federal court proceeding. In June 1998, the federal court clarified that the injunctions issued by the court in 1997 had effectively frozen the NHPUC's efforts to implement restructuring. This amended injunction has been challenged by the NHPUC, and affirmed by the First Circuit Court of Appeals. Unitil continues to be a plaintiff-intervenor in federal district court. In October 2000, the NHPUC approved a settlement for the restructuring of PSNH, which was implemented on May 1, 2001.

The Company has continued to work actively to explore settlement options and to seek a fair and reasonable resolution of key restructuring policies and issues in New Hampshire. The Companies are also monitoring the regulatory and legislative proceedings dealing with electric restructuring in the State. As indicated above, the Companies filed a comprehensive restructuring proposal with the NHPUC on January 25, 2002. If approved, the Companies would withdraw their complaint from the federal court proceeding. The restructuring proposal, if approved, will go into effect on or before November 1, 2002. Under the restructuring proposal, the Companies' customers will be allowed to choose a competitive energy supplier, while electricity delivery services will continue to be provided by Unitil. Unitil will sell its portfolio of electricity supply contracts and recover the residual stranded costs over a period of years. Unitil will offer customers a three-year transition service at specified prices and a permanent default service. These services will be procured from the competitive wholesale market.

As part of the restructuring, Unitil is also proposing to combine CECo, E&H, and the remaining functions of UPC into a single distribution utility, Unitil Energy Systems, Inc. As part of the filing, Unitil filed new, consolidated tariff and rate schedules for distribution service in NH and is seeking an increase in base rates for distribution service. Rate levels and rate components applicable to all Unitil customers will change as a result and distribution rates increased, but overall rate levels are expected to be below rate levels in effect at the time of filing.

Rate Proceedings - Aside from Unitil's NH restructuring proposal discussed above, the last formal regulatory filings initiated by the Company to increase base rates for Unitil's three retail electric operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's electric operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, cost of gas, energy efficiency, and restructuring-related cost recovery mechanisms. Electric industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On the gas side, during FG&E's 1998 gas base rate case proceeding, the Massachusetts Attorney General alleged that FG&E had over-collected fuel inventory finance charges, and requested that the MDTE require FG&E to refund approximately $1.6 million of charges collected since 1987. The Company believes that the Attorney General's claim is without merit and that a refund was not justified or warranted. Following the MDTE's November 1, 1999 Order initiating an investigation, the MDTE held hearings in 2000. On May 31, 2001, the MDTE issued an Order in this proceeding, finding that FG&E had over-collected the costs in its CGAC mechanism and ordered FG&E to return these costs, in the approximate amount of $0.7 million plus accumulated and future interest, to customers over the same number of years they were collected. On October 10, 2001, FG&E filed a Motion for Stay pending appeal and Memorandum of Law in Support with the Supreme Judicial Court (SJC). On November 16, 2001, the SJC denied the Motion for Stay, stating that any refunds made by FG&E may be recouped if FG&E prevails before the SJC on the merits of its claims. FG&E has begun to implement a multi-year refund of approximately $0.2 million per year through its CGAC mechanism in compliance with the MDTE's Order. The review of the MDTE Order by the SJC is currently pending. FG&E continues to assert that no refund is justified or warranted as a matter of fact or law; however, management cannot predict the outcome of this litigation.

On December 31, 1999, the Massachusetts Attorney General filed a complaint under G.L. c. 164, sec. 93, against FG&E requesting that the MDTE investigate the distribution rates, rate of return, and depreciation accrual rates for FG&E's electric operations in calendar year 1999. The MDTE opened a proceeding in November 2000 and investigated the matter in 2001. On October 18, 2001, the MDTE issued an Order, finding that FG&E's electric distribution base rates would generate an annual excess of approximately $1.2 million in revenue and ordered FG&E to reduce its electric base rates, effective that same day. FG&E submitted itscompliance filing on October 19, 2001, and received approval of its filing on October 24, 2001.

Performance Based Ratemaking - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in Performance Based Ratemaking (PBR) plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provides incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets and penalties can be imposed for deterioration of service quality. The MDTE issued an Order on June 29, 2001, establishing guidelines for implementation of service-quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed its Service Quality Plan for its Gas and Electric Divisions as required by the MDTE. On December 5, 2001, FG&E received approval of its Service Quality Plan for its Electric Division, subject to modification pending the conclusion of the service quality proceeding. Approval of the plan for the Gas Division is pending. FG&E's Gas Division will be filing a PBR plan in April 2002. The requirement to file a PBR plan for the Gas Division stems from FG&E's 1998 gas rate case. FG&E is required to file a PBR plan for its Electric Division in its next electric rate case. The Company is preparing to file such a plan in April 2002. The PBR plan will establish new distribution rates through a traditional cost of service rate proceeding, service quality standards and penalties, and procedures for adjusting retail rates to reflect cost inflation and other factors over the term of the PBR plan.

Environmental Matters -

Sawyer Passway MGP Site - The Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E, the Company's Massachusetts utility operating subsidiary, has proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. The last remaining portion of environmental remediation work necessary to achieve temporary closure of the Sawyer Passway MGP site was completed in late 2001. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to a MDTE approved Settlement Agreement (Agreement) between FG&E, certain other Massachusetts gas utilities and the Massachusetts Attorney General. The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1882 through 1978. FG&E does not recover carrying charges associated with these costs and any tax benefits related to the payment of such costs are credited to customers in the year they are realized. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and customers. The total annual charge for such costs assessed to customers cannot exceed five percent of FG&E's total revenue for firm gas sales during the preceding year. Costs in excess of five percent will be deferred for recovery in subsequent years.

Former Electric Generating Station - The Company is investigating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos containing insulation materials inside the building, which had been intact and encapsulated at time of the sale of the structure to WRW.

When Rockware and WRW encountered financial difficulties and ignored orders of the environmental regulators to remedy the situation, FG&E agreed to take steps and obtained DEP approval to temporarily enclose, secure and stabilize the facility. Based on that approval, between September and December 1989, contractors retained by the Company stabilized the facility and secured the building. This work did not permanently resolve the asbestos problems caused by Rockware, but was deemed sufficient for the then foreseeable future.

FG&E, working closely with the DEP and the Massachusetts Attorney General, brought an action in 1986 in the Worcester Superior Court, against Rockware. On July 16, 1990, FG&E filed an amended complaint and obtained a preliminary injunction barring Rockware from removing anything of value from the Fitchburg facility and barring it from further encumbering the property. It also obtained an attachment encumbering all of Rockware's goods, equipment and property, located in Fitchburg, Massachusetts. On June 3, 1993, FG&E, Rockware and WRW entered into an agreement for judgement in favor of the Company in the amount of $1.6 million and the preliminary injunctions became permanent. FG&E has been unable to collect any amounts from WRW and/or Rockware due to their bankruptcies.

In addition to its efforts to obtain reimbursement and indemnification from WRW and Rockware, FG&E entered into negotiations with its insurers. FG&E reached an interim settlement with its excess insurer and a final settlement with its primary insurer, which provided reimbursement for most of the costs that had been incurred to secure and stabilize the facility at that time.

Due to the continuing deterioration of this former electric generating station and Rockware's continued lack of performance, FG&E, in concert with the DEP and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. These recent surveys have revealed continued deterioration of the asbestos containing insulation materials in the building. During an informal meeting on February 8, 2002, the EPA and DEP indicated to the Company that remedial actions are necessary. The Company anticipates receiving a Notice of Responsibility from the EPA by the end of the first quarter of 2002. The Company anticipates that this Notice will require specific remedial action, including abatement and removal of asbestos containing materials. At this time, the Company is uncertain as to the cost of the further remedial action that may be required by environmental regulators or what portion of the cost the Company will be held responsible. However, the Company believes that its liability insurance policies will provide significant coverage for the costs of any clean-up effort and that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position.

Market Risk - Although Unitil's utility operating companies are active in markets which are subject to commodity price risk, the current regulatory framework within which these companies operate allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk exposure after consideration of the related rate-making. As the utility industry continues to deregulate, the Company will be divesting its commodity-related energy businesses and therefore will be further reducing its exposure to commodity-related risk.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information required by this Item is set forth in Exhibit 99.1 on pages 2 through 8 of the 2001 Proxy Statement.

Item 11.  Executive Compensation

Information required by this Item is set forth in Exhibit 99.1 on pages 8 through 14 of the 2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is set forth in Exhibit 99.1 on pages 3 through 5 of the 2001 Proxy Statement and is incorporated herein by reference.

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

(a)       (1) and (2) -

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

  Report of Independent Certified Public Accountants
  Consolidated Balance Sheets - December 31, 2001 and 2000
  Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999
  Consolidated Statements of Capitalization - December 31, 2001 and 2000
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
  Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2001, 2000, and 1999
  Notes to Consolidated Financial Statements

The following consolidated financial statement schedule of the Company and subsidiaries is included in Item 14(d):

  Schedule II Valuation and Qualifying Accounts for December 31, 2001, 2000, and 1999

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inappropriate, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

          (3) - List of Exhibits

Exhibit Number	Description of Exhibit	Reference*

3.1	Articles of Incorporation of the Company	Exhibit 3.1 to Form S-14 Registration Statement 2-93769

3.2	Articles of Amendment to the Articles of Incorporation Filed on March 4, 1992 and April 30, 1992	Exhibit 3.2 to Form 10-K for 1992

3.3	By-laws of the Company	Exhibit 3.2 to Form S-14 Registration Statement 2-93769

3.4	Articles of Exchange of Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and the Company.	Exhibit 3.3 to 10-K for 1984

3.5	Articles of Exchange of CECo, E&H, and the Company - Stipulation of the Parties Relative to Recordation and Effective Date.	Exhibit 3.4 to Form 10-K for 1984

3.6	The Agreement and Plan of Merger dated March 1, 1989 among the Company, Fitchburg Gas and Electric Light Company (FG&E) and UMC Electric Co., Inc. (UMC).	Exhibit 25(b) to Form 8-K dated March 1, 1989

3.7	Amendment No. 1 to The Agreement and Plan of Merger dated March 1, 1989 among the Company, FG&E and UMC	Exhibit 28(b) to Form 8-K dated December 14, 1989

4.1	Indenture of Mortgage and Deed of Trust dated July 15, 1958 of CECo relating to First Mortgage Bonds, Series B, 4 3/8% due September 15, 1988 and all Series unless supplemented.	**

4.2	First Supplemental Indenture dated January 15, 1968 relating to CECo's First Mortgage Bonds, Series C, 6 3/4% due January 5, 1998 and all additional series unless supplemented.	**

4.3

Fourth Supplemental Indenture dated March 28, 1984 amending CECo's Original First Mortgage Bonds Indenture, and First, Second and Third Supplemental Indentures and all additional series unless supplemented.

**

4.4	Eight Supplemental Indenture dated October 14, 1994 relating to CECo's First Mortgage Bonds, Series I, 8.49% due October 14, 2024 and all additional series unless supplemented.	Exhibit 4.8 to Form 10-K for 1994

4.5	Ninth Supplemental Indenture dated September 1, 1998 relating to CECo's. First Mortgage Bonds, Series J, 6.96% due September 1, 2028	Exhibit 4.24 to Form 10-K for 1998

4.6	Tenth Supplemental Indenture dated January 15, 2001 amending CECo's Original First Mortgage Bonds Indenture and all successor supplemental indentures.	Exhibit 4.1 to Form 10-Q for March 31, 2001

4.7	Eleventh Supplemental Indenture dated April 20, 2001 relating to CECo's. First Mortgage Bonds, Series K, 8.00% due May 1, 2031	Exhibit 4.2 to Form 10-Q for March 31, 2001

4.8	Bond Purchase Agreement Dated April 20, 2001 relating to CECo's First Mortgage Bonds, Series K, 8.0% due May 1, 2031.	Exhibit 4.3 to Form 10-Q for March 31, 2001

4.9	Indenture of Mortgage and Deed of Trust dated December 1, 1952 of E&H relating to all series unless supplemented.	Exhibit 4.5 to Registration Statement 2-49218

4.10	Eighth Supplemental Indenture dated October 29, 1987 relating to E&H's First Mortgage Bonds, Series I, 9.85% due October 15, 1997 and all additional series unless supplemented.	Exhibit 4.15 to Form 10-K for 1987

4.11	Tenth Supplemental Indenture dated October 14, 1994 relating to E&H's First Mortgage Bonds, Series K, 8.49% due October 14, 2024 and all additional series unless supplemented.	Exhibit 4.17 to Form 10-K for 1994

4.12	Eleventh Supplemental Indenture dated September 1, 1998 relating to E&H's First Mortgage Bonds, Series L, 6.96% due September 1, 2028	Exhibit 4.23 to Form 10-K for 1998

4.13	Twelfth Supplemental Indenture dated April 20, 2001 relating to E&H's First Mortgage Bonds, Series M, 8.0% due May 1, 2031.	Exhibit 4.4 to Form 10-Q for March 31, 2001

4.14	Bond Purchase Agreement Dated April 20, 2001 relating to E&H's First Mortgage Bonds, Series M, 8.0% due May 1, 2031.	Exhibit 4.5 to Form 10-Q for March 31, 2001

4.15	FG&E Purchase Agreement dated March 20, 1992 for the 8.55% Senior Notes due March 31, 2004	Exhibit 4.18 to Form 10-K for 1993

4.16	FG&E Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993

4.17	FG&E Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2028.	Exhibit 4.25 to Form 10-K for 1999

4.18	FG&E Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001

4.19	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993

10.4	Form of Severance Agreement dated February 21, 1989, between the Company and the persons named in the schedule attached thereto.	Exhibit 10.55 to Form 8 dated April 12, 1989

10.5	Key Employee Stock Option Plan effective January 17, 1989.	Exhibit 10.56 to Form 8 dated April 12, 1989

10.6	Unitil Corporation Key Employee Stock Option Plan Award Agreement.	Exhibit 10.63 to Form 10-K for 1989

10.7	Unitil Corporation Management Performance Compensation Plan.	Exhibit 10.94 to Form 10-K/A for 1993

10.8	Unitil Corporation Supplemental Executive Retirement Plan effective as of January 1, 1987.	Exhibit 10.95 to Form 10-K/A for 1993

10.9	Unitil Corporation 1998 Stock Option Plan.	Exhibit 10.12 to Form 10-K for 1998

10.10	Unitil Corporation Management Incentive Plan.	Exhibit 10.13 to Form 10-K for 1998

10.11	Entitlement Sale and Administrative Service Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999

10.12	Purchase and Sale Agreement For New Haven Harbor.	Exhibit 10.15 to Form 10-K for 1999

10.13	Labor Agreement effective June 1, 2000 between CECo and The International Brotherhood of Electrical Workers, Local Union No. 1837.	Exhibit 10.13 to Form 10-K for 2000

10.14	Labor Agreement effective June 1, 2000 between E&H and The International Brotherhood of Electrical Workers, Local Union No. 1837.	Exhibit 10.14 to Form 10-K for 2000

10.15	Labor Agreement effective June 1, 2000 between FG&E and The Utility Workers of America, AFL-CIO., Local Union No. B340, The Brotherhood of Utility Workers Council.	Exhibit 10.15 to Form 10-K for 2000

11.1	Statement Re: Computation in Support of Earnings per Share For the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Certified Public Accountants	Filed herewith

99.1	2001 Proxy Statement.	Filed herewith

*  The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

**  Copies of these debt instruments will be furnished to the Securities and Exchange Commission upon request.

(b)  Report on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Unitil Corporation

Date March 21, 2002	By /s/ Robert G. Schoenberger
Robert G. Schoenberger
Chairman of the Board Directors,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Capacity	Date

/s/ Robert G. Schoenberger	Principal Executive	March 21, 2002
Robert G. Schoenberger	Officer; Director

/s/ Michael J. Dalton	Principal Operating	March 21, 2002
Michael J. Dalton	Officer; Director

/s/ Anthony J. Baratta, Jr.	Principal Financial	March 21, 2002
Anthony J. Baratta, Jr.	Officer

/s/ Albert H. Elfner, III	Director	March 21, 2002
Albert H. Elfner, III

/s/ Ross B. George	Director	March 21, 2002
Ross B. George

/s/ M. Brian O'Shaughnessy	Director	March 21, 2002
M. Brian O'Shaughnessy

/s/ Charles H. Tenney III	Director	March 21, 2002
Charles H. Tenney III

/s/ William E. Aubuchon, III	Director	March 21, 2002
William E. Aubuchon, III

/s/ Eben S. Moulton	Director	March 21, 2002
Eben S. Moulton

/s/ David P. Brownell	Director	March 21, 2002
David P. Brownell

/s/ Edward F. Godfrey	Director	March 21, 2002
Edward F. Godfrey

/s/ Michael B. Green	Director	March 21, 2002
Michael B. Green

SCHEDULE II

UNITIL CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions from Reserves (B)	Balance at End of Period

Year Ended December 31, 2001
Reserves Deducted from A/R

Electric	$452,872	$940,590	$86,161	$1,021,080	$458,543
Gas	142,810	54,162	656,952	711,082	142,842

	$595,682	$994,752	$743,113	$1,732,162	$601,385

Year Ended December 31, 2000
Reserves Deducted from A/R

Electric	$464,797	$455,353	$81,286	$548,564	$452,872
Gas	133,803	48,202	413,277	452,472	142,810

	$598,600	$503,555	$494,563	$1,001,036	$595,682

Year Ended December 31, 1999
Reserves Deducted from A/R

Electric	$568,025	$441,694	$113,625	$658,547	$464,797
Gas	78,059	365,365	65,256	374,877	133,803

	$646,084	$807,059	$178,881	$1,033,424	$598,600

(A) Collections on Accounts Previously Charged Off
(B) Bad Debts Charged Off