Form 10-Q
period 2002-03-31
UNITIL CORP
filed 2002-05-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2002

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 1, 2002
Common Stock, No par value	4,743,696 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended March 31, 2002

Table of Contents

Part I. Financial Information
Item 1. Financial Statements

Consolidated Statements of Earnings - Three Months Ended March 31, 2002 and 2001

Consolidated Balance Sheets, March 31, 2002, March 31, 2001 and December 31, 2001

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001

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
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating Revenues
Electric	$37,206	$53,313
Gas	6,855	11,082
Other	228	95
Total Operating Revenues	44,289	64,490

Operating Expenses
Fuel and Purchased Power	24,975	40,171
Gas Purchased for Resale	3,883	7,642
Operation and Maintenance	5,898	7,190
Depreciation and Amortization	3,538	3,366
Provisions for Taxes:
Local Property and Other	1,280	1,387
Federal and State Income	1,030	1,003
Total Operating Expenses	40,604	60,759
Operating Income	3,685	3,731
Non-Operating Expenses, Net	31	46
Income Before Interest Expense	3,654	3,685
Interest Expense, Net	1,895	1,679
Net Income	1,759	2,006
Less Dividends on Preferred Stock	64	67
Net Income Applicable to Common Stock	$1,695	$1,939

Average Common Shares Outstanding	4,743,696	4,737,713
Average Common Shares Outstanding- Diluted	4,760,516	4,755,820

Basic and Diluted Earnings Per Share	$0.36	$0.41

Dividends Declared Per Share
of Common Stock (Note 2)	$0.69	$0.69

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,
	2002	2001	2001
ASSETS:

Utility Plant:
Electric	$186,489	$177,103	$183,795
Gas	41,540	37,908	41,287
Common	28,546	25,456	28,529
Construction Work in Progress	1,722	986	1,887
Total Utility Plant	258,297	241,453	255,498
Less: Accumulated Depreciation	79,220	73,095	77,210
Net Utility Plant	179,077	168,358	178,288

Other Property and Investments	2,245	5,886	2,286

Current Assets:
Cash	5,115	1,390	6,076
Accounts Receivable - Less Allowance for
Doubtful Accounts of $583, $595 and $600	17,709	25,542	17,133
Materials and Supplies	1,706	2,026	2,804
Prepayments	1,500	1,528	1,889
Accrued Revenue	(2,522)	7,281	1,330
Total Current Assets	23,508	37,767	29,232

Noncurrent Assets:
Regulatory Assets (Note 7)	147,966	154,290	149,672
Prepaid Pension Costs	10,759	10,162	10,712
Debt Issuance Costs	1,806	1,468	1,826
Other Noncurrent Assets	2,735	3,317	2,314
Total Noncurrent Assets	163,266	169,237	164,524

TOTAL	$368,096	$381,248	$374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,
	2002	2001	2001
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$73,270	$78,678	$74,746
Preferred Stock, Non-Redeemable, Non-Cumulative (Note 4)	225	225	225
Preferred Stock, Redeemable, Cumulative (Note 4)	3,377	3,465	3,384
Long-Term Debt, Less Current Portion (Note 5)	104,411	93,640	107,470
Total Capitalization	181,283	176,008	185,825

Current Liabilities:
Long-Term Debt, Current Portion (Note 5)	3,228	3,211	3,224
Capitalized Leases, Current Portion	947	928	988
Accounts Payable	18,469	21,587	20,084
Short-Term Debt	14,600	21,260	13,800
Dividends Declared and Payable	1,725	1,776	109
Refundable Customer Deposits	1,416	1,283	1,393
Taxes Payable / (Refundable)	1,115	(1,564)	(2.432)
Interest Payable	1,880	1,333	1,375
Other Current Liabilities	3,217	7,174	6,328
Total Current Liabilities	46,597	56,988	44,869

Deferred Income Taxes	45,737	44,133	47,113

Noncurrent Liabilities:
Power Supply Contract Obligations (Note 7)	86,966	95,201	88,779
Capitalized Leases, Less Current Portion	2,735	3,030	2,945
Other Noncurrent Liabilities	4,778	5,888	4,799
Total Noncurrent Liabilities	94,479	104,119	96,523

TOTAL	$368,096	$381,248	$374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000'S)
 (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash Flow from Operating Activities:
Net Income	$1,759	$2,006
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	3,538	3,366
Deferred Taxes Provision	(2,351)	1,035
Amortization of Investment Tax Credit	(13)	(38)
Changes in Current Assets and Liabilities:
Accounts Receivable	(576)	(5,485)
Prepayments and other Current Assets	4,987	1,272
Accrued Revenue	3,852	2,022
Accounts Payable	(1,615)	3,048
Interest Payable and other	528	214
Other, net	(3,462)	(1,798)
Cash Provided by Operating Activities	6,647	5,642

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(3,369)	(6,336)
Proceeds from Sale of Electric Generation Assets	---	342
Acquisition of Other Property and Investments	(5)	(162)
Cash Used in Investing Activities	(3,374)	(6,156)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Short-Term Debt	800	3,760
Repayment of Long-Term Debt	(3,055)	(3,051)
Dividends Paid	(1,721)	(1,767)
Issuance of Common Stock, net	---	138
Retirement of Preferred Stock	(7)	---
Repayment of Capital Lease Obligations	(251)	(236)
Cash Used in Financing Activities	(4,234)	(1,156)

Net Decrease in Cash	(961)	(1,670)
Cash at Beginning of Year	6,076	3,060

Cash at End of Period	$5,115	$1,390

Supplemental Cash Flow Information:
Interest Paid	$1,854	$2,150

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

The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2002 and 2001 and December 31, 2001; and results of operations for the three months ended March 31, 2002 and 2001; and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001.

Reclassifications - Certain amounts previously reported have been reclassified to conform to current period presentation.

Note 2 - Dividends Declared Per Share

		Shareholder of	Dividend
Declaration Date	Date Paid (Payable)	Record Date	Amount
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	0.345

09/28/01	11/15/01	11/01/01	0.345
06/28/01	08/15/01	08/01/01	0.345
03/15/01	05/15/01	05/01/01	0.345
01/16/01	02/15/01	02/01/01	0.345

Note 3 - Common Stock

During the first quarter of 2002, the Company did not sell any additional shares of Common Stock in connection with its Dividend Reinvestment and Stock Purchase Plan.

During the first quarter of 2001, the Company sold 5,657 shares of Common Stock, at an average price of $25.49 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $137,744 were used to reduce short-term borrowings.

Note 4 - Preferred Stock

Details on preferred stock at March 31, 2002, March 31, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)

	March 31,		December 31,
	2002	2001	2001
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$225	$225	$225
Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	84	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	960	973	960
8% Dividend Series	1,232	1,300	1,232
Total Redeemable Preferred Stock	3,377	3,465	3,384
Total Preferred Stock	$3,602	$3,690	$3,609

Note 5 - Long-term Debt

Details on long-term debt at March 31, 2002, March 31, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)
	March 31,		December 31,
	2002	2001	2001
Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$6,000	$6,000	$6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	6,000	9,000	9,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	---	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,639	6,851	6,694

Total	107,639	96,851	110,694
Less: Installments due within one year	3,228	3,211	3,224

Total Long-term Debt	$104,411	$93,640	$107,470

Note 6 - Segment Information

The following table provides significant segment financial data for the three months ended March 31, 2002 and 2001:

Three Months Ended March 31, 2002 (000's)	Electric	Gas	Other	Usource	Eliminations	Total
Revenues
External Customers	$ 37,206	$ 6,855	$ 8	$ 220		$ 44,289
Intersegment	----	----	5,134	----	(5,134)	----
Depreciation and Amortization	2,553	463	471	51		3,538
Interest, net	1,260	454	178	3		1,895
Income Taxes	880	207	34	(91)		1,030
Segment Profit (Loss)	1,476	315	42	(138)		1,695
Identifiable Segment Assets	278,124	86,204	21,744	1,543	(19,519)	368,096
Capital Expenditures	2,962	407	----	5		3,374

Three Months Ended March 31, 2001 (000's)
Revenues
External Customers	$ 53,313	$ 11,082	$ 8	$ 87		$ 64,490
Intersegment	----	----	5,024	----	(5,024)	----
Depreciation and Amortization	2,412	401	487	66		3,366
Interest, net	1,067	381	195	36		1,679
Income Taxes	811	437	(16)	(229)		1,003
Segment Profit (loss)	1,729	702	(35)	(457)		1,939
Identifiable Segment Assets	285,153	89,164	25,200	1,261	(19,530)	381,248
Capital Expenditures	5,823	292	368	15		6,498

Note 7 - REGULATORY MATTERS

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

Unitil's New Hampshire electric distribution companies, CECo and E&H, filed a comprehensive restructuring proposal with the NHPUC on January 25, 2002 The restructuring proposal, if approved, will go into effect on or before February 1, 2003. Under the restructuring proposal, the Companies' customers will be allowed to choose a competitive energy supplier, while electricity delivery services will continue to be provided by Unitil. Unitil will sell its portfolio of electricity supply contracts and recover the residual stranded costs over a period of years. Unitil will offer customers a three-year transition service at specified prices and a permanent default service. These services will be procured from the competitive wholesale market.

As part of the restructuring, Unitil is also proposing to combine CECo, E&H, and the remaining functions of UPC into a single distribution utility, Unitil Energy Systems, Inc. As part of the filing, Unitil filed new consolidated tariff and rate schedules for distribution service in NH and is seeking an increase in base rates for distribution service. Rate levels and rate components applicable to all Unitil customers will change and, while distribution rates may increase, overall rate levels are expected to be below levels in effect at the time of filing.

Rate Proceedings - Aside from Unitil's NH restructuring proposal discussed above, the last formal regulatory filings initiated by the Company to increase base rates for Unitil's three retail electric operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. A majority of the Company's electric operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, energy efficiency, and restructuring-related cost recovery mechanisms. Electric industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

On April 16, 2002, FG&E filed a notice of intent to file proposed changes to its base rates on May 17, 2002 for both the Gas Division and Electric Division. As discussed further below, these changes are a necessary component of its Performance Based Regulation Plans and will serve to set appropriate cast off rates for the plans. Following a statutory six-month review and suspension period, new base rates will take effect December 1, 2002.

Performance Based Regulation - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in Performance Based Regulation (PBR) plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provides incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets whereby penalties can be imposed for deterioration of service quality. The MDTE issued an Order on June 29, 2001, establishing guidelines for implementation of service-quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed its Service Quality Plan for its Gas and Electric Divisions as required by the MDTE. On December 5, 2001, FG&E received approval of its Service Quality Plan for its Electric Division, subject to modification pending the conclusion of the service quality proceeding. The plan for the Gas Division was approved on April 17, 2002.

As directed by the MDTE, on April 16, 2002, FG&E filed a PBR plan for its Gas Division. The requirement to file a PBR plan for the Gas Division stems from FG&E's 1998 gas rate case. FG&E also filed a PBR plan for its Electric Division on the same day, consistent with the MDTE's requirement that FG&E file a PBR plan for its Electric Division in its next electric rate case. The PBR plans will establish new distribution rates through a traditional cost of service rate proceeding, service quality standards and penalties, and procedures for adjusting retail rates to reflect cost inflation and other factors over the term of the PBR plan.

NOTE 8 - ENVIRONMENTAL MATTERS

The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

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

Due to the continuing deterioration of this former electric generating station and Rockware's continued lack of performance regarding clean up of the site, FG&E, in concert with the Massachusetts Department of Environmental Protection (DEP) and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. These recent surveys have revealed continued deterioration of the asbestos containing insulation materials in the building. By letter dated May 1, 2002 the EPA notified the Company that it was a Potentially Responsible Party (a "PRP") for remedial activities related to the former electric station site. The letter also notified the Company of planned remedial activities at the site and invited the Company to perform or finance such activities. These activities include: 1) further site characterization, sampling and analysis, 2) further onsite containment of asbestos contaminated material as determined necessary, 3) identification and segregation of other hazardous materials, and 4) disposal of contaminated materials at an EPA approved disposal facility. The EPA has also informed the Company that if it does not indicate a willingness to finance or perform such actions, it may order the Company to undertake such actions. At this time, the Company is uncertain as to the cost of the further remedial action that may be required by the EPA or for what portion of the cost the Company will be held responsible. However, the Company believes that its liability insurance policies will provide significant coverage for the costs of any clean-up effort and that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial position.

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

SALE OF EQUITY STAKE IN ENERMETRIX

On April 11, 2002, Unitil Corporation (the "Company") announced the sale of its approximately 8% equity ownership in Enermetrix.com Inc. (Enermetrix) back to Enermetrix for cash and enhanced commercial considerations. The Company will realize over $3 million in cash, including associated tax benefits, as well as improved commercial terms for use of the Enermetrix software network. This transaction will not have any material impact on the Company's operating results.

RESULTS OF OPERATIONS

The warmest winter on record in New England adversely affected the Company's sales of electricity and natural gas in the first quarter of 2002. On average, heating degree-days were 20% below last winter in the Company's utility service territories. Significantly lower gas and electricity revenues due to weather were partially offset by lowered overall Operating Expenses.

Diluted earnings per share were $0.36 for the first quarter of 2002, down $0.05 compared to the first quarter of 2001. Utility Operations contributed $0.39 per share to consolidated results; a decline of $0.13 from last year, while Usource lost $0.03 per share, an improvement of $0.08 from the same period in 2001.

Sales (000's)
	Three Months Ended
kWh Sales	03/31/02	03/31/01	Change
Residential	161,830	167,827	(3.6%)
Commercial/Industrial	241,846	251,291	(3.8%)
Total kWh Sales	403,676	419,118	(3.7%)

Firm Therm Sales
Residential	4,799	5,803	(17.3%)
Commercial/Industrial	4,691	5,966	(21.4%)
Total Firms Therm Sales	9,490	11,769	(19.4%)

Segment Information ($000's except per share data)	Three Months Ended - 3/31/02
	Utility
	Operations	Usource	Total
Revenues	$ 44,069	$ 220	$ 44,289
Segment Profit (Loss)	1,833	(138)	1,695
Diluted Earnings per Share	0.39	(0.03)	0.36

	Three Months Ended - 3/31/01
	Utility
	Operations	Usource	Total
Revenues	$ 64,403	$ 87	$ 64,490
Segment Profit	2,482	(543)	1,939
Diluted Earnings per Share	0.52	(0.11)	0.41

Diluted earnings per share for the 12 months ending March 31, 2002, after the charges discussed below, were $0.12, compared to $1.33 for the prior year. In the third quarter of 2001, the Company recorded a one-time, non-cash adjustment to Regulatory Assets of $5.3 million, resulting in an extraordinary charge of $3.9 million, net of taxes, to implement Massachusetts Department of Telecommunications and Energy orders on electric industry restructuring. In the fourth quarter of 2001, the Company recorded another non-cash charge of $3.7 million, $2.4 million net of tax, to recognize a decrease in the fair value of its non-utility investment in Enermetrix, an energy technology start-up enterprise.

Total electric kilowatt-hour (kWh) sales volume decreased 3.7% in the first quarter of 2002. Residential kWh sales decreased 3.6%, a result of the warmer winter heating season. Commercial and Industrial kWh sales decreased 3.8%, due to the impact of a stagnant economy and the warmer winter weather compared to last year. In total, electric revenues decreased 30.2% in the first quarter compared to 2001. This was a result of decreases in unit sales and a decrease in wholesale commodity fuel prices in 2002 compared to the first quarter of 2001.

Total Firm Therm gas sales decreased 19.4% in the first quarter of 2002, reflecting the warmer winter heating season. Gas revenues in total decreased 38.1%, reflecting lower unit sales and decreased gas commodity wholesale supply prices, compared to the prior year.

Corresponding to the decline in revenues during the first quarter of 2002, Fuel and Purchased Power and Gas Purchased for Resale expenses decreased 39.6%, collectively, from the prior year, reflecting the changes in sales volume and lower wholesale energy commodity prices. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company's net income.

For the quarter ended March 31, 2002, Operation and Maintenance (O&M) expenses decreased 18.0% due to lower spending on energy-supply related O&M costs and the restructuring of Usource, which took place in the first half of last year. The 5.1% increase in Depreciation and Amortization expenses during the same period was due to utility plant capital additions placed in service during the past year. Local Property and Other taxes decreased 7.7%, primarily due to cessation of the New Hampshire Franchise Tax, offset by the increase in state and local property tax, due to capital additions and changes in New Hampshire property tax laws. As with Fuel and Purchased Power costs above, the benefit of lower Franchise Taxes was credited directly to customers. Therefore, changes in this cost did not affect the Company's net income. Interest expense, net, was 12.9% higher in the first quarter of 2002 than the same period last year, primarily due to higher long-term debt balances and reduced interest income on Regulatory Asset balances.

First quarter losses from our Usource segment decreased by $0.08 per share compared to the same period in 2001. The reduction in Usource losses reflects the Company's refocused operating plan, which significantly lowered operating expenses from prior year, and increased brokerage sales in the Northeast. In the first quarter of 2002, Usource revenues were $220k, compared to $87k in the first quarter of 2001.

REGULATORY MATTERS

Regulatory Matters are fully discussed in Note 7 to Consolidated Financial Statements.

CAPITAL REQUIREMENTS

Capital expenditures for the three months ended March 31, 2002 were approximately $3.4 million. This compares to $6.5 million during the same period last year. Annual capital expenditures for the year 2002 are estimated to be approximately $19.3 million as compared to $19.8 million for 2001. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although Unitil's utility operating companies are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk after consideration of the related rate-making. As the utility industry deregulates, the Company will be divesting its commodity-related energy businesses and therefore will be further reducing its exposure to commodity-related risk. There were no material changes to the Company's exposure to interest rate risk from December 31, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position. (See Notes 7 and 8)

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

(b)    Reports on Form 8-K

During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: May 14, 2002	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: May 14, 2002	/s/ Mark H. Collin
Mark H. Collin
Treasurer

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended March 31,
BASIC EARNINGS PER SHARE	2002	2001

Net Income	$1,759	$2,006
Less: Dividend Requirement
on Preferred Stock	64	67
Net Income Applicable
to Common Stock	$1,695	$1,939

Average Number of Common
Shares Outstanding	4,744	4,738

Basic Earnings Per Common Share	$0.36	$0.41

	Three Months Ended March 31,
DILUTED EARNINGS PER SHARE	2002	2001

Net Income	$1,759	$2,006
Less: Dividend Requirement
on Preferred Stock	64	67
Net Income Applicable
to Common Stock	$1,695	$1,939

Average Number of Common
Shares Outstanding	4,761	4,756

Diluted Earnings Per Common Share	$0.36	$0.41