Form 10-Q
period 2002-06-30
UNITIL CORP
filed 2002-08-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2002

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 1, 2002
Common Stock, No par value	4,743,696 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Three and Six Months Ended June 30, 2002

Table of Contents

Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Earnings - Three and Six Months Ended June 30, 2002 and 2001

Consolidated Balance Sheets, June 30, 2002, June 30, 2001 and December 31, 2001

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information

Item 1. Legal Proceedings

Item 5. Other Information - Certification under Sarbanes-Oxley Act

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit 11 - Computation of Earnings per Average Common Share Outstanding

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Revenues
Electric	$41,451	$41,589	$78,657	$94,902
Gas	3,901	3,952	10,756	15,034
Other	165	78	393	173
Total Operating Revenues	45,517	45,619	89,806	110,109

Operating Expenses
Fuel and Purchased Power	28,511	29,567	53,486	69,738
Gas Purchased for Resale	2,139	2,227	6,022	9,869
Operation and Maintenance	6,218	5,439	12,116	12,629
Depreciation and Amortization	3,618	3,203	7,156	6,569
Provisions for Taxes:
Local Property and Other	1,105	1,289	2,385	2,676
Federal and State Income	764	678	1,794	1,681
Total Operating Expenses	42,355	42,403	82,959	103,162
Operating Income	3,162	3,216	6,847	6,947
(Gain) on Sale of Non-Utility Investments, net of tax (Note 2)	(82)	----	(82)	----
Other Non-Operating Expenses	60	42	91	88
Income Before Interest Expense	3,184	3,174	6,838	6,859
Interest Expense, Net	1,831	1,722	3,726	3,401
Net Income	1,353	1,452	3,112	3,458
Less: Dividends on Preferred Stock	63	64	127	131
Net Income Applicable to Common Stock	$1,290	$1,388	$2,985	$3,327

Average Common Shares Outstanding - Basic	4,743,696	4,743,415	4,743,696	4,740,564
Average Common Shares Outstanding - Diluted	4,774,047	4,762,106	4,767,282	4,758,963

Basic and Diluted Earnings Per Share	$0.27	$0.29	$0.63	$0.70

Dividends Declared Per Share
of Common Stock (Note 3)	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	June 30,		December 31,
	2002	2001	2001
ASSETS:

Utility Plant:
Electric	$188,581	$178,719	$183,795
Gas	41,806	38,312	41,287
Common	28,562	22,241	28,529
Construction Work in Progress	4,080	3,376	1,887
Total Utility Plant	263,029	242,648	255,498
Less: Accumulated Depreciation	81,187	74,880	77,210
Net Utility Plant	181,842	167,768	178,288

Other Property and Investments	389	5,984	2,286

Current Assets:
Cash	3,643	5,196	6,076
Accounts Receivable - Less Allowance for
Doubtful Accounts of $579, $589 and $596	15,395	21,535	17,133
Materials and Supplies	2,182	2,803	2,804
Prepayments	1,881	1,557	1,889
Accrued Revenue	(84)	2,142	1,330
Total Current Assets	23,017	33,233	29,232

Noncurrent Assets:
Regulatory Assets	145,932	157,465	149,672
Prepaid Pension Costs	10,815	10,334	10,712
Debt Issuance Costs	1,785	1,774	1,826
Other Noncurrent Assets	4,789	7,381	2,314
Total Noncurrent Assets	163,321	176,954	164,524

TOTAL	$368,569	$383,939	$374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	June 30,		December 31,
	2002	2001	2001
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$73,000	$78,788	$74,746
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,350	3,465	3,384
Long-Term Debt, Less Current Portion	104,350	107,568	107,470
Total Capitalization	180,925	190,046	185,825

Current Liabilities:
Long-Term Debt, Current Portion	3,233	3,232	3,224
Capitalized Leases, Current Portion	864	921	988
Accounts Payable	16,750	21,120	20,084
Short-Term Debt	19,500	6,300	13,800
Dividends Declared and Payable	1,725	1,819	109
Refundable Customer Deposits	1,385	1,307	1,393
Taxes Payable / (Refundable)	451	(670)	(2,432)
Interest Payable	1,311	1,375	1,375
Other Current Liabilities	3,137	6,774	6,328
Total Current Liabilities	48,356	42,178	44,869

Deferred Income Taxes	46,434	49,854	47,113

Noncurrent Liabilities:
Power Supply Contract Obligations	85,142	93,061	88,779
Capitalized Leases, Less Current Portion	2,569	2,802	2,945
Other Noncurrent Liabilities	5,143	5,998	4,799
Total Noncurrent Liabilities	92,854	101,861	96,523

TOTAL	$368,569	$383,939	$374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)
 (UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Net Cash Flow from Operating Activities:
Net Income	$3,112	$3,458
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	7,156	6,569
Deferred Taxes Provision	31	788
Amortization of Investment Tax Credit	(26)	(76)
Gain on Sale of Investment, net	(82)	----
Changes in Current Assets and Liabilities:
Accounts Receivable	1,738	(1,478)
Prepayments and other Current Assets	3,410	783
Accrued Revenue	1,414	7,161
Accounts Payable	(3,334)	2,581
Interest Payable and Other Current Liabilities	(3,263)	677
Other, net	(4,003)	(5,205)
Net Cash Provided by Operating Activities	6,153	15,258

Net Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equip.	(8,756)	(9,010)
Proceeds from Sale of Electric Generation Assets	----	342
Proceeds from Sale of Investment, net	1,535	----
Acquisition of Other Property and Investments	----	(535)
Net Cash Used in Investing Activities	(7,221)	(9,203)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term Debt	(5,700)	(26,200)
Proceeds from Issuance of Long-Term Debt	----	29,000
Repayment of Long-Term Debt	(3,111)	(3,102)
Dividends Paid	(3,420)	(3,427)
Issuance of Common Stock	----	281
Retirement of Preferred Stock	(34)	----
Repayment of Capital Lease Obligations	(500)	(471)
Net Cash Flows (Used in) Financing Activities	(1,365)	(3,919)
Net Increase in Cash	(2,433)	2,136
Cash at Beginning of Period	6,076	3,060
Cash at End of Period	$3,643	$5,196

Supplemental Cash Flow Information:

Interest Paid	$4,718	$4,412
State Income Taxes Paid (Received)	$(33)	$44

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935. The following companies are wholly-owned subsidiaries of Unitil: Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (UPC), Unitil Realty Corp. (URC), Unitil Service Corp. (USC), and its non-regulated business unit Unitil Resources, Inc. (URI). Usource, Inc. and Usource L.L.C. (collectively, Usource) are wholly-owned subsidiaries of Unitil Resources, Inc.

Unitil's principal business is the retail sale and distribution of electricity in New Hampshire and the retail sale and distribution of electricity and gas in Massachusetts through its retail distribution subsidiaries, CECo, E&H, and FG&E. The Company's wholesale electric power subsidiary, UPC, principally provides all the electric power supply requirements to CECo and E&H for resale at retail. URI conducts an energy brokering business, as well as related energy consulting and marketing activities through its subsidiary, Usource. Finally, URC and USC provide centralized facilities and operations and management services to support the Unitil system of companies.

With respect to rates and other business and financial matters, CECo and E&H are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy (MDTE), and UPC, CECo, E&H, and FG&E are regulated by the Federal Energy Regulatory Commission (FERC).

The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2002 and 2001 and December 31, 2001; and results of operations for the three and six months ended June 30, 2002 and 2001; and consolidated statements of cash flows for the six months ended June 30, 2002 and 2001.

Reclassifications - Certain amounts previously reported have been reclassified to conform to current period presentation.

Note 2 - Sale of Equity Stake in Enermetrix

On April 11, 2002, Unitil Corporation sold its equity ownership in Enermetrix.com Inc. for cash and improved commercial terms for use of the Enermetrix Software Network. As a result of the sale, the Company will realize approximately $1.4 million in current tax benefits from capital loss carrybacks.

Note 3 - Dividends Declared Per Share

Declaration	Date	Shareholder of	Dividend
Date	Paid (Payable)	Record Date	Amount
06/20/02	08/15/02	08/01/02	$ 0.345
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	$ 0.345

09/28/01	11/15/01	11/01/01	$ 0.345
06/28/01	08/15/01	08/01/01	$ 0.345
03/15/01	05/15/01	05/01/01	$ 0.345
01/16/01	02/15/01	02/01/01	$ 0.345

Note 4 - Common Stock

During the second quarter of 2002, the Company did not sell any additional shares of Common Stock in connection with its Dividend Reinvestment and Stock Purchase Plan.

During the second quarter of 2001, the Company sold 5,622 shares of Common Stock, at an average price of $25.43 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan. Net proceeds of $142,973 were used to reduce short-term borrowings.

Note 5 - Preferred Stock

Details on preferred stock at June 30, 2002, June 30, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)

	June 30,		December 31,
	2002	2001	2001
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$225	$225	$225

Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	84	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	947	973	960
8% Dividend Series	1,218	1,300	1,232
Total Redeemable Preferred Stock	3,350	3,465	3,384

Total Preferred Stock	$3,575	$3,690	$3,609

Note 6 - Long-term Debt

Details on long-term debt at June 30, 2002, June 30, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)
	June 30,		December 31,
	2002	2001	2001

Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$6,000	$6,000	$6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	6,000	9,000	9,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	14,000	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,583	6,800	6,694

Total	107,583	110,800	110,694
Less: Installments due within one year	3,233	3,232	3,224

Total Long-term Debt	$104,350	$107,568	$107,470

Note 7 - Segment Information

The following table provides significant segment financial data for the three and six months ended June 30, 2002 and 2001:

Three Months Ended June 30, 2002 (000's)	Electric	Gas	Other	Usource	Eliminations	Total
Revenues
External Customers	$ 41,451	$ 3,901	$ 7	$ 158		$ 45,517
Intersegment	----	----	4,676	----	(4,676)	----
Depreciation and Amortization	2,615	462	492	49		3,618
Interest, net	1,230	434	166	1		1,831
Income Taxes	1,010	(236)	44	(54)		764
Segment Profit (Loss)	1,516	(265)	121	(82)		1,290
Identifiable Segment Assets	277,715	85,053	21,474	1,393	(17,066)	368,569
Capital Expenditures	4,251	1,136	----	----		5,387

Three Months Ended June 30, 2001 (000's)
Revenues
External Customers	$ 41,588	$ 3,952	$ 7	$ 72		$ 45,619
Intersegment	----	----	5,048	----	(5,048)	----
Depreciation and Amortization	2,391	401	494	(83)		3,203
Interest, net	1,113	394	254	(39)		1,722
Income Taxes	685	18	55	(80)		678
Segment Profit (Loss)	1,699	(245)	90	(156)		1,388
Identifiable Segment Assets	292,466	88,211	25,788	1,056	(23,582)	383,939
Capital Expenditures	1,189	1,369	489			3,047

Six Months Ended June 30, 2002 (000's)
Revenues
External Customers	$ 78,657	$ 10,756	$ 15	$ 378		$ 89,806
Intersegment	----	----	9,810	----	(9,810)	----
Depreciation and Amortization	5,168	925	963	100		7,156
Interest, net	2,490	888	344	4		3,726
Income Taxes	1,890	(29)	78	(145)		1,794
Segment Profit (Loss)	2,992	50	163	(220)		2,985
Identifiable Segment Assets	277,715	85,053	21,474	1,393	(17,066)	368,569
Capital Expenditures	7,213	1,543	----	----		8,756

Six Months Ended June 30, 2001 (000's)
Revenues
External Customers	$ 94,901	$ 15,034	$ 15	$ 159		$ 110,109
Intersegment	----	----	10,072	----	(10,072)	----
Depreciation and Amortization	4,803	802	839	125		6,569
Interest, net	2,180	775	449	(3)		3,401
Income Taxes	1,496	455	95	(365)		1,681
Segment Profit (Loss)	3,428	457	141	(699)		3,327
Identifiable Segment Assets	292,466	88,211	25,788	1,056	(23,582)	383,939
Capital Expenditures	7,012	1,661	872	----		9,545

Note 8 - Regulatory Matters

The Unitil Companies are regulated by various federal and state agencies, including the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), and state regulatory authorities with jurisdiction over the utility industry, including the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE). In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil's utility operating subsidiaries.

In New Hampshire, Unitil's electric distribution companies, CECo and E&H, filed a comprehensive restructuring proposal with the NHPUC on January 25, 2002. The restructuring proposal, if approved, will go into effect on or before May 1, 2003. Under the restructuring proposal: the Companies' customers will be allowed to choose a competitive energy supplier while electricity delivery services will continue to be provided by Unitil; Unitil will sell its portfolio of electricity supply contracts and recover the residual stranded costs over a period of years; Unitil will offer customers up to a three-year transition service at specified prices and a permanent default service and these services will be procured from the competitive wholesale market.

As part of the restructuring, Unitil is also proposing to combine CECo, E&H, and the remaining functions of UPC into a single distribution utility, Unitil Energy Systems, Inc. As part of the filing, Unitil filed new consolidated tariff and rate schedules for distribution service in NH and is seeking an increase in base rates for distribution service. Increases to base rates are anticipated to take effect on December 1, 2002. Rate levels and rate components applicable to all Unitil customers will change and, while distribution rates may increase, overall rate levels resulting from restructuring are expected to be below levels in effect at the time of filing.

On May 31, 2002, Unitil and all other parties in the proceeding filed an agreement on the procedures for the Company's sale of its power contract portfolio and purchase of Transition and Default service. The Company and parties are in negotiation relative to the settlement of all other issues.

In Massachusetts, FG&E's third annual electric restructuring reconciliation and rate adjustment filing was filed on December 2, 2001. The filing included a recast of its rates from 1998 through 2001 in compliance with the MDTE's Final Order of October 18, 2001 on FG&E's initial reconciliation filing. On December 27, 2001, the MDTE approved the proposed rates for effect on January 1, 2002, subject to further review. The Massachusetts Attorney General's Office (AG) filed testimony in this proceeding in June raising two issues relating to the return earned on deferred transition costs and certain tax calculations. The Company and the Attorney General's office are in negotiation relative to the settlement of these issues.

Rate Proceedings - Prior to 2002, the last formal regulatory filings initiated by the Company to increase base rates for Unitil's retail electric operating subsidiaries occurred in 1985 for CECo, 1984 for FG&E, and 1981 for E&H. The last distribution base rate increase request for Unitil's retail gas operations occurred in 1998. A majority of the Company's electric and gas operating revenues are collected under various periodic rate adjustment mechanisms including fuel, purchased power, energy efficiency, and restructuring-related cost recovery mechanisms. Industry restructuring will continue to change the methods of how certain costs are recovered through the Company's regulated rates and tariffs.

As part of the electric restructuring proposal for Unitil's New Hampshire operations described above, the Company is requesting an increase in base rates for distribution services. As proposed, under the current schedule for the proceeding, new distribution rates will be effective December 1, 2002, but any increase would be more than offset by decreases in power supply related rate components, resulting in an overall rate decrease to the company's New Hampshire retail customers.

On May 17, 2002, FG&E filed proposed changes to its base rates for both the Gas Division and Electric Division. As discussed further below, these changes are a necessary component of its Performance Based Regulation (PBR) Plans and will serve to set appropriate cast off rates for the plans. Following a statutory six-month review and suspension period, new base rates will take effect December 3, 2002. The MDTE's review of the Company's PBR Plans is currently underway.

Performance Based Regulation - On October 29, 1999, the MDTE initiated a proceeding to establish guidelines for service quality standards to be included in PBR plans for all electric and gas distribution utilities in Massachusetts. PBR is a method of setting regulated distribution rates that provides incentives for utilities to control costs while maintaining a high level of service quality. Under PBR, a company's earnings are tied to performance targets whereby penalties can be imposed for deterioration of service quality. MDTE policy is to implement PBR in the context of a base rate case for each distribution company.

The MDTE issued an Order on June 29, 2001, establishing guidelines for implementation of service-quality measurement programs by gas and electric companies operating under PBR. On October 29, 2001, FG&E filed Service Quality Measurement Plans for its Gas and Electric Divisions as required by the MDTE. On December 5, 2001, FG&E received approval of its Service Quality Measurement Plan for its Electric Division, subject to modification and pending the conclusion of the service quality proceeding. The plan for the Gas Division was approved on April 17, 2002.

On April 16, 2002, FG&E filed PBR plans for both its Gas and Electric Divisions. The filing of a Gas PBR plan had been ordered previously by the MDTE in the context of the Final Order in FG&E's 1998 gas rate case. FG&E chose to file an Electric PBR plan concurrently in anticipation of the electric rate case filing discussed above. The PBR plans will be based on the new cast-off distribution rates established through the traditional base rate case process, and will institute service quality measurement standards and penalties as well as procedures for adjusting retail rates to reflect cost inflation and other factors over the term of the PBR plan. The MDTE has not yet initiated their review of these filings.

Note 9 - Environmental Matters

The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

Former Electric Generating Station - The Company is investigating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos containing insulation materials inside the building, which had been intact and encapsulated at the time of the sale of the structure to WRW.

Due to the continuing deterioration of this former electric generating station and Rockware's continued lack of performance regarding clean up of the site, FG&E, in concert with the Massachusetts Department of Environmental Protection (DEP) and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. These recent surveys have revealed continued deterioration of the asbestos containing insulation materials in the building. By letter dated May 1, 2002 the EPA notified the Company that it was a Potentially Responsible Party (a "PRP") for remedial activities related to the former electric station site. The letter also notified the Company of planned remedial activities at the site and invited the Company to perform or finance such activities. These activities include: 1) further site characterization, sampling and analysis, 2) further onsite containment of asbestos contaminated material as determined necessary, 3) identification and segregation of other hazardous materials, and 4) disposal of contaminated materials at an EPA approved disposal facility. The EPA has also informed the Company that if it does not indicate a willingness to finance or perform such actions, it may order the Company to undertake such actions. The Company responded to the EPA and indicated its willingness to perform the remediation. At this time, the Company is uncertain as to the total cost of the further remedial action that will be required by the EPA. However, the Company has liability insurance policies which provide significant coverage for the costs of these types of clean-up efforts. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company's financial position.

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

RESULTS OF OPERATIONS

Earnings per share were $0.27 for the second quarter of 2002; down $0.02 compared to the second quarter of 2001. Utility Operations contributed $0.29 per share to consolidated results; a decline of $0.04 from last year, while Usource lost $0.02 per share, an improvement of $0.02 from the same period in 2001.

Sales (000's)
	Three Months Ended			Six Months Ended
kWh Sales	06/30/02	06/30/01	Change	06/30/02	06/30/01	Change
Residential	135,207	134,061	0.9%	297,037	301,888	-1.6%
Commercial/Industrial	252,002	243,746	3.4%	493,848	495,037	-0.2%
Total kWh Sales	387,209	377,807	2.5%	790,885	796,925	-0.8%

Firm Therm Sales
Residential	2,420	2,377	1.8%	7,219	8,180	-11.7%
Commercial/Industrial	2,217	2,280	-2.8%	6,908	8,246	-16.2%
Total Firms Therm Sales	4,637	4,657	-0.4%	14,127	16,426	-14.0%

Segment Information ($000's except per share data)

	Three Months Ended - 6/30/02			Six Months Ended - 6/30/02
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$ 45,359	$ 158	$ 45,517	$ 89,428	$ 378	$ 89,806
Segment Profit	1,372	(82)	1,290	3,205	(220)	2,985
Earnings per Share	0.29	(0.02)	0.27	0.68	(0.05)	0.63

	Three Months Ended - 6/30/01			Six Months Ended - 6/30/01
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$ 45,547	$ 72	$ 45,619	$ 109,950	$ 159	$ 110,109
Segment Profit	1,544	(156)	1,388	4,026	(699)	3,327
Earnings per Share	0.33	(0.04)	0.29	0.85	(0.15)	0.70

On a year to date basis, diluted earnings were $0.63 per share, a $0.07 decrease from the same period in 2001. Earnings per share from Utility Operations for the first six-month period of 2001 were $0.17 lower than in the same period of 2001, while the loss related to Usource improved by $0.10. The reduction in Utility Operations earnings primarily reflects the impact from the warmest winter on record in New England, where heating degree-days for the 2002 winter were 20% below the prior year.

Total electric kilowatt-hour (kWh) sales volume increased 2.5% in the second quarter of 2002, due to early summer temperatures and increased industrial sales. Residential kWh sales increased 0.9%, while Commercial and Industrial kWh sales increased 3.4%, compared to the same three-month period last year. Total kWh Sales were flat for the six-month period ended June 30, 2002.

Electric revenues decreased 0.3% and 17.1% for the three- and six-months ended June 30, 2002, respectively, compared to the same periods of 2001. These decreases were due to an 8% electric base rate reduction for Fitchburg Gas and Electric Light Company ordered in the third quarter of 2001 by the Massachusetts Department of Telecommunications and Energy (MDTE), as well as a reduction in wholesale commodity fuel prices. The six-month period was also negatively impacted by mild winter weather.

Total Firm Therm gas sales, while flat for the second quarter, decreased 14.0% in the six-month period ended June 30, 2002. This decrease primarily reflects the milder winter heating season compared to the prior year.

Gas revenues, while also flat for the quarter, decreased 28.5% for the six-month period, reflecting lower unit sales and decreased gas commodity wholesale supply prices, compared to the prior year.

Corresponding to the decline in revenues and wholesale energy prices during the second quarter of 2002, Fuel and Purchased Power and Gas Purchased for Resale expenses decreased 3.6% and 4.0%, respectively, from the prior year. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company's net income.

Operation and Maintenance expenses were 14.3% higher in the three-month period ending June 30, 2002, and 4.1% lower in the six-month period ending June 30, 2002, compared to the prior year. The second quarter increase reflects higher costs related to regulatory proceedings, certain costs previously recovered in flow-through revenues now recorded as base expense due to MDTE orders in the third quarter of 2001, as well as increases in salary and benefits, over the same period in 2001. The six-month reduction is primarily the result of the reorganization of the Company's Usource division in early 2001.

In the six-months ended June 30, 2002, Local Property and Other taxes decreased 10.9%, primarily due to cessation of the NH Franchise Tax, offset by the increase in state and local property tax due to capital additions. The lower Franchise Taxes were credited directly to customers. Therefore, changes in this cost did not affect the Company's net income. Interest expense, net, was 9.6% higher in the second quarter of 2002 than the same period last year, primarily due to higher long-term debt balances and reduced interest income on Regulatory Asset balances.

Second quarter losses from our Usource segment decreased by $0.02 per share compared to the same period in 2001. The reduction in Usource losses reflects the Company's refocused operating plan, which significantly lowered operating expenses from prior year, and increased brokerage sales in the Northeast. In the second quarter of 2002, Usource revenues were $158k, compared to $72k in the second quarter of 2001. Revenues for the six-month period were $378k in 2002 and $158k in 2001.

REGULATORY MATTERS

Regulatory Matters is fully discussed in Note 7 to Consolidated Financial Statements

CAPITAL REQUIREMENTS

Capital expenditures for the six months ended June 30, 2002 were approximately $8.8 million. This compares to $9.5 million during the same period last year. Annual capital expenditures for the year 2002 are estimated to be approximately $19.3 million as compared to $19.9 million for 2001. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

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

Item 5.  Other Information

Certification Under Sarbanes-Oxley Act

Our chief executive officer, chief financial officer and controller have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

(b)    Reports on Form 8-K

During the quarter ended June 30, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 13, 2002	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: August 13, 2002	/s/ Mark H. Collin
Mark H. Collin
Treasurer