Form 10-Q
period 2002-09-30
UNITIL CORP
filed 2002-11-14
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2002

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 1, 2002
Common Stock, No par value	4,743,696 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Three and Nine Months Ended September 30, 2002

Table of Contents

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating Revenues
Electric	$ 45,157	$ 46,870	$ 123,814	$ 141,772
Gas	2,696	2,492	13,452	17,526
Other	154	122	547	295
Total Operating Revenues	48,007	49,484	137,813	159,593

Operating Expenses
Fuel and Purchased Power	31,760	33,722	85,246	103,460
Gas Purchased for Resale	1,390	1,123	7,412	10,992
Operation and Maintenance	6,045	6,423	18,161	19,052
Depreciation and Amortization	3,954	3,473	11,110	10,042
Provisions for Taxes:
Local Property and Other	1,091	930	3,476	3,606
Federal and State Income	457	494	2,251	2,175
Total Operating Expenses	44,697	46,165	127,656	149,327
Operating Income	3,310	3,319	10,157	10,266
(Gain) Loss on Sale of Non-Utility Investments,
Net of tax (Note 2)	---	---	(82)	---
Other Non-Operating Expenses	44	54	135	142
Income Before Interest Expense
and Extraordinary Item	3,266	3,265	10,104	10,124
Interest Expense, Net	1,825	1,847	5,551	5,248
Net Income before Extraordinary Item	1,441	1,418	4,553	4,876
Extraordinary Item (less applicable income taxes of $1,388) (Note 10)	---	(3,937)	---	(3,937)
Net Income (Loss)	1,441	(2,519)	4,553	939
Less Dividends on Preferred Stock	63	64	190	195
Net Income (Loss) Applicable to Common Stock	$ 1,378	$ (2,583)	$ 4,363	$ 744

Average Common Shares Outstanding	4,768,825	4,760,744	4,767,796	4,759,556

Earnings (Loss) Per Share:
Before Extraordinary Item	$ 0.29	$ 0.28	$ 0.92	$ 0.98
After Extraordinary Item (Note 10)	$ 0.29	$ (0.55)	$ 0.92	$ 0.15

Dividends Declared Per Share
of Common Stock (Note 3)	$ 0.345	$ 0.345	$ 1.38	$ 1.38

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (000's)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2002	2001	2001
ASSETS:

Utility Plant:
Electric	$ 191,219	$ 180,048	$ 183,795
Gas	42,255	39,520	41,287
Common	27,694	22,237	28,529
Construction Work in Progress	5,367	5,926	1,887
Total Utility Plant	266,535	247,731	255,498
Less: Accumulated Depreciation	81,931	76,377	77,210
Net Utility Plant	184,604	171,354	178,288

Other Property and Investments	354	9,138	2,286

Current Assets:
Cash	4,001	2,666	6,076
Accounts Receivable - Less Allowance for
Doubtful Accounts of $536, $595 and $600	20,583	22,346	17,133
Materials and Supplies	2,710	3,476	2,804
Prepayments	1,476	1,727	1,889
Accrued Revenue	(218)	(411)	1,330
Total Current Assets	28,552	29,804	29,232

Noncurrent Assets:
Regulatory Assets	143,656	150,219	149,672
Prepaid Pension Costs	10,861	10,509	10,712
Debt Issuance Costs	1,775	1,836	1,826
Other Noncurrent Assets	5,488	2,591	2,314
Total Noncurrent Assets	161,780	165,155	164,524

TOTAL	$ 375,290	$ 375,451	$ 374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.) (000's)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2002	2001	2001
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$ 72,781	$ 74,599	$ 74,746
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,349	3,465	3,384
Long-Term Debt, Less Current Portion	104,289	107,528	107,470
Total Capitalization	180,644	185,817	185,825

Current Liabilities:
Long-Term Debt, Current Portion	3,238	3,220	3,224
Capitalized Leases, Current Portion	843	920	988
Accounts Payable	14,234	19,386	20,084
Short-Term Debt	25,745	5,000	13,800
Dividends Declared and Payable	1,761	1,784	109
Refundable Customer Deposits	1,342	1,338	1,393
Taxes Payable / (Refundable)	21	(146)	(2,432)
Interest Payable	1,880	1,869	1,375
Other Current Liabilities	7,081	7,998	6,328
Total Current Liabilities	56,145	41,369	44,869

Deferred Income Taxes	46,552	48,187	47,113

Noncurrent Liabilities:
Power Supply Contract Obligations	83,339	90,920	88,779
Capitalized Leases, Less Current Portion	2,513	2,571	2,945
Other Noncurrent Liabilities	6,097	6,587	4,799
Total Noncurrent Liabilities	91,949	100,078	96,523

TOTAL	$ 375,290	$ 375,451	$ 374,330

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (000's)
(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Net Cash Flows from Operating Activities:
Net Income	$ 4,553	$ 939
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	11,110	10,042
Deferred Taxes Provision	(27)	1,076
Amortization of Investment Tax Credit	(38)	(115)
Gain on Sale of Investment, net	(82)	---
Changes in Current Assets and Liabilities:
Accounts Receivable	(3,450)	(2,289)
Prepayments and other Current Assets	2,811	289
Accrued Revenue	1,548	9,073
Accounts Payable	(5,850)	847
Interest Payable and Other Current Liabilities	1,207	2,426
Other, net	(4,048)	(1,533)
Net Cash Provided by Operating Activities	7,734	20,755

Net Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equip.	(14,388)	(13,670)
Proceeds from Sale of Electric Generation Assets	---	342
Proceeds from Sale of Investment, net	1,535	---
Acquisition of Other Property and Investments	---	(535)
Net Cash Used in Investing Activities	(12,853)	(13,863)

Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term Debt	11,945	(27,500)
Proceeds from Issuance of Long-Term Debt	---	29,000
Repayment of Long-Term Debt	(3,167)	(3,154)
Dividends Paid	(5,122)	(5,163)
Issuance of Common Stock	---	234
Retirement of Preferred Stock	(35)	---
Repayment of Capital Lease Obligations	(577)	(703)
Net Cash Provided by (Used in) Financing Activities	3,044	(7,286)
Net Decrease in Cash	(2,075)	(394)
Cash at Beginning of Period	6,076	3,060
Cash at End of Period	$ 4,001	$ 2,666

Supplemental Cash Flow Information:
Interest Paid	$ 6,462	$ 6,270
Income Taxes Paid (Received)	$ (46)	$ 89

Noncash Financing Activities:
Capital Leases Incurred	$ 198	$ ---

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

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2002 and 2001 and December 31, 2001; and results of operations for the three and nine months ended September 30, 2002 and 2001; and consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001.

Reclassifications - Certain amounts previously reported have been reclassified to conform to current period presentation.

Newly Issued Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121 whereby an impairment loss should be recognized if the carrying value of the asset is not recoverable from its undiscounted cash flows and develops one accounting model for long-lived assets that are to be disposed of by sales. The Statement became effective for the Company on January 1, 2002. The Company reviews its assets each quarter to determine if an impairment loss exists. At September 30, 2002, the Company has determined that there is no impairment loss applicable to any of its assets; therefore, the adoption of this Statement did not have any impact on the Company's financial position or results of operations.

Note 2 - Sale of Equity Stake in Enermetrix

On April 11, 2002, Unitil Corporation sold its equity ownership in Enermetrix.com Inc. for cash and improved commercial terms for use of the Enermetrix Software Network. As a result of the sale, the Company will realize approximately $1.4 million in current tax benefits from capital loss carrybacks.

Note 3 - Dividends Declared Per Share

Declaration	Date	Shareholder of	Dividend
Date	Paid (Payable)	Record Date	Amount
09/27/02	11/15/02	11/01/02	$ 0.345
06/20/02	08/15/02	08/01/02	$ 0.345
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	$ 0.345
09/28/01	11/15/01	11/01/01	$ 0.345
06/28/01	08/15/01	08/01/01	$ 0.345
03/15/01	05/15/01	05/01/01	$ 0.345
01/16/01	02/15/01	02/01/01	$ 0.345

Note 4 - Common Stock

During the third quarters of 2002 and 2001, the Company did not sell any additional shares of Common Stock in connection with its Dividend Reinvestment and Stock Purchase Plan.

At the end of the third quarter of 2001, the Company instituted an interim Common Stock repurchase program during the temporary suspension of certain conditions of Rule 10b-18, as modified by the SEC's emergency order, following the tragic events of September 11, 2001. As a result, the Company repurchased 2,500 shares of its Common Stock at market price during this temporary interim period.

Note 5 - Preferred Stock

Details on preferred stock at September 30, 2002, September 30, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)

	September 30,		December 31,
	2002	2001	2001
Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$ 225	$ 225	$ 225

Redeemable, Cumulative,
$100 Par Value:
8.70% Series	215	215	215
5% Dividend Series	84	91	91
6% Dividend Series	168	168	168
8.75% Dividend Series	333	333	333
8.25% Dividend Series	385	385	385
5.125% Dividend Series	946	973	960
8% Dividend Series	1,218	1,300	1,232
Total Redeemable Preferred Stock	3,349	3,465	3,384

Total Preferred Stock	$ 3,574	$ 3,690	$ 3,609

Note 6 - Long-term Debt

Details on long-term debt at September 30, 2002, September 30, 2001 and December 31, 2001 are shown below:

(Amounts in Thousands)

	September 30,		December 31,
	2002	2001	2001

Concord Electric Company:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$ 6,000	$ 6,000	$ 6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500

Exeter & Hampton Electric Company:
First Mortgage Bonds:
Series K, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series L, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series M, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	6,000	9,000	9,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	14,000	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes due August 1, 2017	6,527	6,748	6,694

Total	107,527	110,748	110,694
Less: Installments due within one year	3,238	3,220	3,224

Total Long-term Debt	$ 104,289	$ 107,528	$ 107,470

Note 7 - Segment Information

The following table provides significant segment financial data for the three and nine months ended September 30, 2002 and 2001:

(Amounts in Thousands)

Three Months Ended September 30, 2002	Electric	Gas	Other	Usource	Eliminations	Total

Revenues	$ 45,157	$ 2,696	$ 7	$ 147		$ 48,007
Depreciation and Amortization	2,974	443	497	40		3,954
Interest, net	1,224	437	155	9		1,825
Income Taxes	1,050	(432)	(34)	(127)		457
Segment Profit (Loss)	2,220	(635)	(13)	(194)		1,378
Identifiable Segment Assets	283,950	86,173	22,191	1,172	(18,196)	375,290
Capital Expenditures	4,512	917	203	---		5,632

Three Months Ended September 30, 2001

Revenues	$ 46,870	$ 2,492	$ 66	$ 56		$ 49,484
Depreciation and Amortization	2,583	407	433	50		3,473
Interest, net	1,222	425	214	(14)		1,847
Income Taxes	981	(330)	(57)	(100)		494
Segment Profit (Loss) after Extraordinary Item	(1,820)	(629)	1	(135)		(2,583)
Identifiable Segment Assets	291,463	86,932	25,949	1,464	(30,357)	375,451
Capital Expenditures	3,683	977	----	----		4,660

Nine Months Ended September 30, 2002

Revenues	$ 123,814	$ 13,452	$ 22	$ 525		$137,813
Depreciation and Amortization	8,142	1,368	1,460	140		11,110
Interest, net	3,714	1,325	499	13		5,551
Income Taxes	2,940	(461)	44	(272)		2,251
Segment Profit (Loss)	5,212	(585)	150	(414)		4,363
Identifiable Segment Assets	283,950	86,173	22,191	1,172	(18,196)	375,290
Capital Expenditures	11,725	2,460	203	---		14,388

Nine Months Ended September 30, 2001

Revenues	$ 141,772	$ 17,526	$ 80	$ 215		$159,593
Depreciation and Amortization	7,386	1,209	1,272	175		10,042
Interest, net	3,402	1,200	663	(17)		5,248
Income Taxes	2,477	125	38	(465)		2,175
Segment Profit (Loss) after Extraordinary Item	1,608	(172)	142	(834)		744
Identifiable Segment Assets	291,463	86,932	25,949	1,464	(30,357)	375,451
Capital Expenditures	10,695	2,638	337	535		14,205

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

New Hampshire Restructuring - On January 25, 2002 the Company's New Hampshire electric utility subsidiaries, CECo, E&H, and UPC filed a comprehensive restructuring proposal with the NHPUC. This proposal included the introduction of customer choice consistent with the New Hampshire restructuring law, the divestiture of UPC's power supply portfolio, the recovery of stranded costs, the combination of CECo and E&H into a planned successor, Unitil Energy System's, Inc. (UES), and new distribution rates for UES. On October 25, 2002, the NHPUC approved a multiparty settlement on all major issues in the proceeding. Under Unitil's approved restructuring plan, Unitil will divest of its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet its ongoing transition and default service energy obligations. In early 2003, Unitil will file for final NHPUC approval of the executed agreements resulting from these divestiture and solicitation processes, including final tariffs for stranded cost recovery and transition and default services. The implementation of customer choice is targeted for May 1, 2003.

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

On October 25, 2002, as part of the electric restructuring settlement for Unitil's New Hampshire utility operations described above, the Company received approval from the NHPUC for an increase of approximately $2.0 million in annual distribution revenues effective December 1, 2002.

On May 17, 2002, the Company's Massachusetts combination electric and gas distribution utility, FG&E, filed revised rates and charges designed to increase annual base distribution revenues by approximately $3.2 million for the Electric Division and $3.4 million for the Gas Division. FG&E also proposed Performance Based Regulation (PBR) Plans with the Massachusetts Department of Telecommunications and Energy (MDTE) in conjunction with this rate filing, consistent with MDTE policy to implement PBR in the context of base rate cases. The MDTE completed hearings on the rate filings in September, and a final order is due on or before December 3, 2002. The PBR portion of the filing is pending review by the MDTE.

On October 15, 2002, the MDTE issued an order approving a settlement agreement filed jointly by FG&E and the Massachusetts Attorney General (AG) regarding the Company's transition charge reconciliation mechanism, which provides for the rate recovery of FG&E's restructuring-related stranded costs. The settlement resolves issues raised by the AG concerning FG&E's compliance with the Massachusetts Electric Restructuring Act and related MDTE orders. Under the approved settlement agreement FG&E has agreed to reduce the carrying charge on deferred transition costs, which will be recovered from customers in future years. This change does not effect current electric rates, but will reduce the total amount of transition costs, including carrying costs, in future years.

NOTE 9 - ENVIRONMENTAL MATTERS

The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

Former Electric Generating Station -By letter dated May 1, 2002 the Environmental Protection Agency (EPA) notified the Company's Massachusetts utility, FG&E, that it was a Potentially Responsible Party (a "PRP") for remedial activities related to the former electric station site. The letter also notified the Company of planned remedial activities at the site and invited FG&E to perform or finance such activities. FG&E and the EPA have recently entered into an Agreement on Consent, whereby FG&E, without an admission of liability, will conduct environmental remedial action at its former electric generation station located at Sawyer-Passway, to abate and remove asbestos-containing materials. The Company believes it has sufficient insurance coverage to complete this remediation and that resolution of this matter will not have a material impact on the Company's financial position.

Note 10 - Extraordinary Item

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

RESULTS OF OPERATIONS

Unitil's earnings were $0.29 per share for the third quarter of 2002, an improvement of $0.01 compared to the third quarter of 2001, before the Extraordinary Item. Higher electric sales primarily due to a series of heat waves this summer, and lower operating expenses, led to this earnings improvement.
Sales (000's)
	Three Months Ended			Nine Months Ended
kWh Sales	09/30/02	09/30/01	Change	09/30/02	09/30/01	Change
Residential	170,504	156,015	9.3%	467,541	457,903	2.1%
Commercial/Industrial	291,798	266,285	9.6%	785,646	761,322	3.2%
Total kWh Sales	462,302	422,300	9.5%	1,253,187	1,219,225	2.8%

Firm Therm Sales
Residential	818	795	2.9%	8,037	8,975	-10.5%
Commercial/Industrial	1,068	1,065	0.3%	7,976	9,311	-14.3%
Total Firms Therm Sales	1,886	1,860	1.4%	16,013	18,286	-12.4%

Segment Information ($000's except per share data)	Three Months Ended - 9/30/02			Nine Months Ended - 9/30/02
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$ 47,860	$ 147	$ 48,007	$ 137,288	$ 525	$ 137,813
Segment Profit (Loss)	1,572	(194)	1,378	4,777	(414)	4,363
Earnings per Share	0.33	(0.04)	0.29	1.01	(0.09)	0.92

	Three Months Ended - 9/30/01			Nine Months Ended - 9/30/01
	Utility			Utility
	Operations	Usource	Total	Operations	Usource	Total
Revenues	$ 49,428	$ 56	$ 49,484	$ 159,378	$ 215	$ 159,593
Segment Profit (Loss) before Extraordinary Item	1,489	(135)	1,354	5,515	(834)	4,681
Extraordinary Item	(3,937)	---	(3,937)	(3,937)	---	(3,937)
Segment Profit (Loss) after Extraordinary Item	(2,448)	(135)	(2,583)	1,578	(834)	744
Diluted Earnings per Share:
Before Extraordinary Item	0.31	(0.03)	0.28	1.16	(0.18)	0.98
After Extraordinary Item	(0.52)	(0.03)	(0.55)	0.33	(0.18)	0.15

Electric kilowatt-hour (kWh) Sales were 9.5% higher in the third quarter of 2002 versus prior year, due in part to higher-than-usual temperatures. Our service territories experienced 23 days of over-90-degree temperatures this quarter. As a result, electric sales to residential customers were 9.3% higher than last year, and sales to commercial and industrial customers were up almost 10% over prior year.

Third quarter gas Firm Therm Sales were up 1.4% compared to the prior year. Year to date, gas Firm Therm Sales were 12.4% lower than last year, due to extremely mild winter weather in the first quarter of 2002.

Electric revenues were lower by 3.7% and 12.7% for the three and nine months ended September 30, 2002, compared to the same periods of 2001. These decreases were due to a reduction in wholesale commodity fuel prices and lower distribution rates in our Massachusetts service territory.

Gas revenues increased in the third quarter by 8.2% over prior year. Year-to-date, gas revenues are lower than prior year by 23.2%, reflecting lower sales volume and decreased wholesale gas commodity prices.

Combined Fuel and Purchased Power and Gas Purchased for Resale expenses decreased 4.9% and 19.0% for the three- and nine-month periods, due to lower wholesale commodity prices. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company's net income.

Operation and Maintenance (O&M) expenses were 5.9% and 4.7% lower in the three- and nine-month periods, due to lower distribution utility O&M expenses, which were partially offset by higher expenditures for electric industry restructuring in New Hampshire. Depreciation and Amortization expense was higher than last year for the three- and nine-month periods, due to an increased level of utility plant additions placed in service.

In the nine months ended September 30, 2002, Local Property and Other taxes decreased 3.6%, primarily due to cessation of the NH Franchise Tax. On a year-to-date basis, Income Tax expense was flat, reflecting lower pre-tax income in 2002, offset by increases in state income taxes. Interest expense, net, was 5.8% higher for the nine-month period, compared to the same period last year, primarily due to higher borrowings to support capital expenditure programs and reduced interest income on Regulatory Asset balances.

In the third quarter of 2002, Usource revenues were $147k, compared to $56k in the third quarter of 2001. Revenues for the nine-month period improved to $525k in 2002 from $215k in 2001. Losses for the third quarter from our Usource segment were higher by $0.01 per share compared to the same period in 2001, due to higher operating expenses.

For the 12 months ended September 30, 2002, earnings from operations were $0.95 per share versus $1.42 for the 12 months trailing September 30, 2001. The most recent 12-month period reflects the impact of a $0.50 per share write-down in the market value of non-utility investments taken by the Company in the fourth quarter of 2001.

As a result of declining interest rates and the recent sharp declines in equity markets, the Company - in accordance with requirements of SFAS #87 "Employers' Accounting for Pensions" - may be required to record a significant reduction to equity as a component of comprehensive income at the end of the fourth quarter. This non-cash, non-income-related adjustment could occur if the fair market value of pension assets is less than the accumulated pension benefit obligations at the annual measurement date of December 31, 2002. This accounting requirement would have no effect on income.

REGULATORY MATTERS

Regulatory Matters are fully discussed in Note 8 to Consolidated Financial Statements

CAPITAL REQUIREMENTS

Capital expenditures for the nine months ended September 30, 2002 were approximately $14.4 million. This compares to $14.2 million during the same period last year. Annual capital expenditures for the year 2002 are estimated to be approximately $20.6 million as compared to $19.9 million for 2001. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company's management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company's financial position. (Note 9)

Item 5.  Other Information

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unitil Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned Robert G. Schoenberger, Chief Executive Officer, Anthony J. Baratta, Jr., Chief Financial Officer and Laurence M. Brock, Controller of the Company, certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signature	Capacity	Date
/s/ Robert G. Schoenberger
Robert G. Schoenberger	Chief Executive Officer	November 14, 2002
/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.	Chief Financial Officer	November 14, 2002
/s/ Mark H. Collin
Mark H. Collin	Treasurer	November 14, 2002
/s/ Laurence M. Brock
Laurence M. Brock	Controller Unitil Service Corp	November 14, 2002

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of	Filed herewith
Earnings Per Average Common Share

(b)    Reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 14, 2002	/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

Date: November 14, 2002	/s/ Mark H. Collin
Mark H. Collin
Treasurer

CERTIFICATIONS

I, Robert G. Schoenberger, certify that:

  I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert G. Schoenberger
Robert G. Schoenberger
Chief Executive Officer

I, Anthony J. Baratta, Jr., certify that:

  I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony J. Baratta, Jr.
Anthony J. Baratta, Jr.
Chief Financial Officer

I, Mark H. Collin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Mark H. Collin
Mark H. Collin
Treasurer

  I, Laurence M. Brock, certify that:

  I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Laurence M. Brock
Laurence M. Brock
Controller, Unitil Service Corp.

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
EARNINGS PER SHARE	2002	2001	2002	2001

Net Income before Extraordinary Item	$1,441	$1,418	$4,553	$4,876
Extraordinary Item	---	(3,937)	---	(3,937)
Net Income	$1,441	($2,519)	$4,553	$939
Less: Dividend Requirement on Preferred Stock	63	64	190	195
Net Income Applicable to Common Stock	$1,378	($2,583)	$4,363	$744

Average Number of Common Shares Outstanding	4,743,696	4,746,196	4,743,696	4,742,441

Dilutive Effect of Stock Options	25,129	14,548	24,100	17,115

Average Number of Dilutive Common Shares Outstanding	4,768,825	4,760,744	4,767,796	4,759,556

Earnings Per Common Share:
Before Extraordinary Item	$0.29	$0.28	$0.92	$0.98
After Extraordinary Item	$0.29	($0.55)	$0.92	$0.15