Form 10-Q
period 2003-03-31
UNITIL CORP
filed 2003-05-02
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2003

Commission File Number 1-8858

UNITIL CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Liberty Lane West, Hampton, New Hampshire	03842-1720
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (603) 772-0775

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2003

Common Stock, No par value	4,744,895 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended March 31, 2003

Table of Contents

Part I. Financial Information		Page No.
Item 1	Financial Statements
	Consolidated Statements of Earnings - Three Months Ended March 31, 2003 and 2002	7
	Consolidated Balance Sheets, March 31, 2003, March 31, 2002 and December 31, 2002	8-9
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	10
	Notes to Consolidated Financial Statements	11-16
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2-6
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	17
Part II. Other Information
Item 1	Legal Proceedings	17
Item 2	Changes in Securities and Use of Proceeds	Inapplicable
Item 3	Defaults Upon Senior Securities	Inapplicable
Item 4	Submission of Matters to a Vote of Security Holders	Inapplicable
Item 5	Other Information – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18
Item 6	Exhibits and Reports on Form 8-K	19
Signatures		19
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		20-22
Exhibit 11	Computation of Earnings per Average Common Share Outstanding	23

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This report contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to; variations in weather, changes in the regulatory environment, customers’ preferences on energy sources, general economic conditions, increased competition and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of the Unitil Corporation (Unitil or the Company).

RESULTS OF OPERATIONS

In the first quarter this year, our customers experienced a record number of days with temperatures below freezing. This stands in sharp contrast to the first quarter last year when the warmest winter on record in New England adversely affected our Company’s sales of electricity and natural gas. Sales of electricity were up 12% and sales of natural gas were up 29% over last year. On average, heating degree-days (a measurement of a utility’s billed consumption) were 30% above last winter and 10% above normal in the areas served by our utility companies.

Earnings per share were $0.52 for the first quarter of 2003; up $0.16 compared to the $0.36 earned in the first quarter of 2002. This improved performance is primarily attributable to strong electric and gas sales volumes, driven by weather and system growth, and higher retail prices for electric and gas distribution services. Total Operating Revenues were $64.8 million for the first quarter of 2003 compared to $44.3 million for the same period last year.

In December 2002, the Company implemented new rates for electric and gas distribution services for all of its utility operating divisions. Those new rates reflect the recovery of higher operating costs, depreciation and amortization expense, taxes and a return on the Company’s utility investments. The Company recovers the costs of Fuel and Purchased Power and Gas energy supply in its rates as a pass through to customers at cost. Those energy supply costs were also higher in 2003 compared to 2002.

Sales (000's)
	Three Months Ended

kWh Sales	03/31/03	03/31/02	Change

Residential	181,885	161,830	12.4%
Commercial/Industrial	268,540	241,846	11.0%

Total kWh Sales	450,425	403,676	11.6%

Firm Therm Sales

Residential	6,128	4,799	27.7%
Commercial/Industrial	6,089	4,691	29.8%

Total Firm Therm Sales	12,217	9,490	28.7%

Operating Revenues (000's)
	Three Months Ended

Electric	03/31/03	03/31/02	Change

Residential	$22,180	$16,079	37.9%
Commercial/Industrial	29,890	21,127	41.5%

Total Electric	$52,070	$37,206	40.0%

	Three Months Ended

Gas	03/31/03	03/31/02	Change

Residential	$6,979	$3,994	74.7%
Commercial/Industrial	5,425	2,861	89.6%

Total Gas	$12,404	$6,855	80.9%

Other	$333	$228	46.1%

Total Operating Revenues	$64,807	$44,289	46.3%

Total firm therm gas sales increased 29% in the first quarter of 2003, reflecting a colder winter heating season and an increase in the number of non-residential customers. Gas sales to residential customers were 28% higher than the first quarter last year and gas sales to Commercial/Industrial customers were 30% higher over the same period. Gas revenues in total increased by $5.5 million over the first quarter of 2002 to $12.4 million, reflecting higher unit sales, new gas distribution service rates and increased gas commodity wholesale supply prices compared to the prior year.

Total electric kilowatt-hour (kWh) sales volume increased over 11% in the first quarter of 2003 due as well to the colder winter heating season and customer growth over the same period last year. Residential kWh sales increased 12% and sales to Commercial/Industrial customers increased 11% compared to the first quarter last year. In total, electric revenues increased by $14.9 million in the first quarter of 2003 to $52.1 million compared to 2002 due to the increases in unit sales and new electric distribution service rates and an increase in wholesale commodity fuel prices. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company’s net income.

For the quarter ended March 31, 2003, Operation and Maintenance expenses increased $1.4 million over prior year net of the savings achieved by the Company from the management reorganization implemented in January, 2003. Approximately half of this increase is due to increased spending on expenses collected in revenues from cost reconciling rate mechanisms. These costs include amounts expended to implement electric utility industry restructuring in New Hampshire and higher spending over prior year for energy efficiency and conservation programs. Due to the reconciling nature of these costs, they do not have an impact on net income. The remaining portion primarily reflects higher employee and retiree related costs including health and pension costs, credit and collection costs and higher utility operating costs due to the colder than usual winter weather.

The $1.4 million increase in Depreciation and Amortization expenses during the same period was due to new utility asset depreciation rates put into place as a result of the implementation of new retail rates discussed above and the increase in utility plant capital additions placed in service during the past year. Local Property and Other taxes reflect these higher plant additions as well as an increase in payroll taxes in 2003 over 2002.

Interest Expense, net, was $0.2 million higher in the first quarter of 2003 than the same period last year, primarily due to higher short-term debt balances and lower interest income earned on Regulatory Asset balances. Federal and State income tax expense is higher in 2003 reflecting higher pre-tax earnings and a net increase in state tax rates.

CAPITAL REQUIREMENTS

Capital expenditures for the three months ended March 31, 2003 were approximately $6.0 million as compared to $3.4 million during the same period last year, an increase of $2.6 million. This increase is primarily the result of planned expenditures on new electric system supply lines that added needed capacity to the seacoast region of Unitil’s service territories and other capital expenditures related to customer growth. Annual capital expenditures for the year 2003 are estimated to be approximately $20.9 million as compared to $20.8 million for 2002. This projection reflects normal capital expenditures for utility system expansions, replacements and other improvements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant policies, refer to the attached financial statements and Note 1: Summary of Significant Accounting Policies.

Regulatory Accounting – The Company is a regulated utility and its principal business is the distribution of electricity and natural gas. Accordingly, the Company uses the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered in future electric and gas retail rates. The Company also has commitments under long-term contracts for the purchase of electricity from various suppliers. The annual costs under these contracts are included in Fuel and Purchased Power and Gas Purchased for Resale in the Consolidated Statements of Earnings and these costs are recoverable in current and future rates under various orders issued by state and federal regulators.

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” For example, in 2002 the Company resolved a long standing contingency related to an environmental matter by entering into a fixed price contract to remediate the site while also settling on the funding of the project to be provided by the Company’s insurance carrier. As a result, management estimates that this matter will not have a material adverse effect on the Company’s financial position.

Newly Issued Pronouncements – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interest in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company is currently reviewing its investments and affiliations to determine whether the Company has any variable interest entities.

During fiscal 2003, the Company began following the guidelines of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material adverse impact on the Company’s financial position or results of operations.

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on the Company’s short-term borrowings was 1.87% and 2.31% during the first three months of 2003 and 2002, respectively.

MARKET RISK

Please refer to Item 3.  “Quantitative and Qualitative Disclosures About Market Risk” discussed below on page 17.

REGULATORY MATTERS

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, Unitil’s Massachusetts utility subsidiary, Fitchburg Gas & Electric Company (FG&E), implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). As discussed in Note 6 to these Financial Statements, FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with its Restructuring Plan. As of March 31, 2003, competitive suppliers were serving approximately 12% of FG&E’s load, mainly for large industrial customers.

On April 3, 2003, FG&E filed for an increase to its Standard Offer Service (SOS) fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers is approximately 1.9%. The increase in the SOS fuel adjustment does not affect net income, and is not subject to the rate cap required by the Restructuring Act.

New Hampshire Restructuring – As discussed in Note 6 to these Financial Statements, under Unitil’s New Hampshire restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet the 2003 obligations of its New Hampshire utility subsidiary, Unitil Energy System (UES) for ongoing Transition and Default Service. On February 26, 2003, Unitil filed for final approval from the New Hampshire Public Utilities Commission (NHPUC) of the Agreement among Unitil Power, UES and Mirant Americas Energy Marketing, LP. (Mirant), including final tariffs for UES for stranded cost recovery and Transition and Default Service. On March 14, 2003, the NHPUC approved the agreement between Unitil Power, UES and Mirant, which was entered into on February 25, 2003, under which Mirant will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such Agreement for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. As of December 31, 2002, the Company had estimated these recoverable stranded costs and accordingly recorded on its balance sheet as of that date $94.5 million as Power Supply Buyout Obligations and Regulatory Assets. The NHPUC Order completes the state approval process for Unitil’s restructuring plan under which UES will implement customer choice for its customers on May 1, 2003.

Rate Proceedings – On March 21, 2003, the Massachusetts Department of Telecommunications and Energy (MDTE) opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its default service solicitations in September 2001 and March 2002 and Enermetrix earned approximately $19,000 in fees from these transactions. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the company.

On the gas side, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE’s May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At March 31, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). On a preliminary motion, a single justice of the SJC declined to stay the MDTE’s Order based on a finding that refunds made by FG&E may be recouped if FG&E prevails on the merits of its claims. The review of the MDTE Order by the SJC is pending.

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requests authority to adjust the Stranded Cost Charge in order to provide for the timely recovery, rather than deferral, of a fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requests authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings.

ENVIRONMENTAL MATTERS

Former Electric Generating Station – As discussed in Note 7 to these Financial Statements, the Company is remediating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. The Company has recorded the estimated cost of the remediation action in Current Liabilities and an offsetting asset reflecting insurance proceeds in Current Assets. At the balance sheet date, net of amounts expended through the first quarter of 2003, the remaining project cost was an estimated $2.6 million.

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTSOF EARNINGS
(000‘s except common shares and per share data)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Operating Revenues
Electric	$ 52,070	$ 37,206
Gas	12,404	6,855
Other	333	228

Total Operating Revenues	64,807	44,289

Operating Expenses
Fuel and Purchased Power	37,560	24,975
Gas Purchased for Resale	7,630	3,883
Operation and Maintenance	7,334	5,898
Depreciation and Amortization	4,948	3,538
Provisions for Taxes:
Local Property and Other	1,384	1,280
Federal and State Income	1,279	1,030

Total Operating Expenses	60,135	40,604

Operating Income	4,672	3,685
Non-Operating Expenses	51	31

Income Before Interest Expense	4,621	3,654
Interest Expense, Net	2,082	1,895

Net Income	2,539	1,759
Less Dividends on Preferred Stock	60	64

Earnings Applicable to Common Shareholders	$ 2,479	$ 1,695

Average Common Shares Outstanding - Basic	4,743,696	4,743,696
Average Common Shares Outstanding - Diluted	4,763,229	4,760,516
Earnings Per Common Share	$ 0.52	$ 0.36
Dividends Declared Per Share
of Common Stock	$ 0.69	$ 0.69

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(000‘s)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,

	2003	2002	2002

ASSETS:
Utility Plant:
Electric	$198,030	$186,489	$193,152
Gas	45,137	41,540	44,796
Common	27,455	28,546	27,573
Construction Work in Progress	4,781	1,722	5,658

Total Utility Plant	275,403	258,297	271,179
Less: Accumulated Depreciation	84,627	79,220	82,587
	>
Net Utility Plant	190,776	179,077	188,592

Other Property and Investments	793	2,245	651

Current Assets:
Cash	2,581	5,115	7,160
Accounts Receivable - Less Allowance for
Doubtful Accounts of $435, $583 and $372	22,645	17,709	19,513
Refundable Taxes	2,026	--	4,851
Materials and Supplies	2,124	1,706	2,323
Prepayments	1,617	1,500	1,735
Accrued Revenue	10,078	(2,522)	4,842

Total Current Assets	41,071	23,508	40,424

Noncurrent Assets:
Regulatory Assets	255,753	144,441	244,011
Prepaid Pension Costs	--	10,759	--
Debt Issuance Costs	1,735	1,806	1,755
Other Noncurrent Assets	4,840	6,260	5,350

Total Noncurrent Assets	262,328	163,266	251,116

TOTAL	$494,968	$368,096	$480,783

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(000‘s)

	(UNAUDITED)		(AUDITED)
	March 31,		December 31,

	2003	2002	2002

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common Stock Equity	$73,613	$73,270	$74,350
Preferred Stock, Non-Redeemable,
Non-Cumulative	225	225	225
Preferred Stock, Redeemable,
Cumulative	3,068	3,377	3,097
Long-Term Debt, Less Current Portion	101,162	104,411	104,226

Total Capitalization	178,068	181,283	181,898

Current Liabilities:
Long-Term Debt, Current Portion	3,247	3,228	3,243
Capitalized Leases, Current Portion	719	947	800
Accounts Payable	19,049	18,469	14,221
Short-Term Debt	35,500	14,600	35,990
Dividends Declared and Payable	1,707	1,725	77
Refundable Customer Deposits	1,338	1,416	1,336
Taxes Payable	--	1,115	--
Interest Payable	1,880	1,880	1,311
Other Current Liabilities	6,548	3,217	9,062

Total Current Liabilities	69,988	46,597	66,040

Deferred Income Taxes	49,226	45,737	47,332

Noncurrent Liabilities:
Power Supply Contract Obligations	187,969	86,966	175,657
Capitalized Leases, Less Current Portion	2,394	2,735	2,534
Other Noncurrent Liabilities	7,323	4,778	7,322

Total Noncurrent Liabilities	197,686	94,479	185,513

TOTAL	$494,968	$368,096	$480,783

        (The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000‘s)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash Flow from Operating Activities:
Net Income	$2,539	$1,759
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	4,948	3,538
Deferred Tax Provision	1,745	(2,351)
Changes in Current Assets and Liabilities:
Accounts Receivable	(3,132)	(576)
Prepayments and other Current Assets	3,142	4,987
Accrued Revenue	(5,236)	3,852
Accounts Payable	4,828	(1,615)
Other Current Liabilities	571	528
Other, net	(2,507)	(3,475)

Cash Provided by Operating Activities	6,898	6,647

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(5,969)	(3,369)
Other, net	(5)	(5)

Cash Used in Investing Activities	(5,974)	(3,374)

Cash Flows from Financing Activities:
Proceeds From (Repayment of) Short-Term Debt	(490)	800
Repayment of Long-Term Debt	(3,060)	(3,055)
Dividends Paid	(1,703)	(1,721)
Retirement of Preferred Stock	(29)	(7)
Repayment of Capital Lease Obligations	(221)	(251)

Cash Used in Financing Activities	(5,503)	(4,234)

Net Decrease in Cash	(4,579)	(961)
Cash at Beginning of Period	7,160	6,076

Cash at End of Period	$2,581	$5,115

Supplemental Cash Flow Information:
Interest Paid	$1,737	$1,854
Income Taxes Refunded	(2,936)	--

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNITIL’S SIGNIFICANT ACCOUNTING POLICIES ARE DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION'S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

Nature of Operations — Operations – Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935 (1935 Act). The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (UES), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

Unitil’s principal business is the retail sale and distribution of electricity and related services in several cities and towns in the seacoast and capital city areas of New Hampshire, and both electricity and gas and related services in north central Massachusetts, through Unitil’s two wholly-owned retail distribution utility subsidiaries, FG&E and UES. The Company’s wholesale electric power utility subsidiary, Unitil Power, principally provides electric power supply to UES for resale at retail. With respect to rates and other business and financial matters, UES is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC), FG&E is regulated by the Massachusetts Department of Telecommunications & Energy (MDTE), and Unitil Power, UES and FG&E are regulated by the Federal Energy Regulatory Commission (FERC).

Unitil Realty owns and manages the Company’s corporate office building and property located in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Service provides, at cost, centralized management, administrative, accounting, financial, engineering, information systems, regulatory, planning, procurement and other services to its affiliated Unitil companies. Unitil Resources is the Company’s wholly-owned non-utility subsidiary and provides energy brokering, consulting and management related services within the United States. Usource, Inc. and Usource L.L.C. (collectively, Usource) are wholly owned subsidiaries of Unitil Resources.

Basis of Presentation – The consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the interim financial statements include all necessary adjustments to conform to the fair presentation of the Company’s results of operations and financial position for the periods presented. Certain prior period amounts on the financial statements have been reclassified to conform with current presentation.

Regulatory Accounting – The Company’s utility operating subsidiaries are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” The Company expects to meet the criteria for the application of SFAS No. 71 for the foreseeable future.

Newly Issued Pronouncements – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interest in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company is currently reviewing its investments and affiliations to determine whether the Company has any variable interest entities.

During fiscal 2003, the Company began following the guidelines of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material adverse impact on the Company’s financial position or results of operations.

Reclassifications – Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount

03/21/03	05/15/03	05/01/03	$ 0.345
01/16/03	02/15/03	02/01/03	$ 0.345

09/27/02	11/15/02	11/01/02	$ 0.345
06/20/02	08/15/02	08/01/02	$ 0.345
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first quarters of 2003 and 2002, the Company did not sell any additional shares of its Common Stock. Details on preferred stock at March 31, 2003, March 31, 2002 and December 31, 2002 are shown below:

	March 31,		December 31,

	2003	2002	2002

Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$ 225	$ 225	$ 225

Redeemable, Cumulative,
$100 Par Value:
8.70% Dividend Series	215	215	215
5% Dividend Series	--	84	--
6% Dividend Series	--	168	--
8.75% Dividend Series	313	333	333
8.25% Dividend Series	376	385	385
5.125% Dividend Series	946	960	946
8% Dividend Series	1,218	1,232	1,218

Total Redeemable Preferred Stock	3,068	3,377	3,097

Total Preferred Stock	$3,293	$3,602	$3,322

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at March 31, 2003, March 31, 2002 and December 31, 2002 are shown below:

(Amounts in Thousands)

	March 31,		December 31,

	2003	2002	2002

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$6,000	$6,000	$6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500
Series L, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series M, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series N, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	3,000	6,000	6,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	14,000	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,409	6,639	6,469

Total	104,409	107,639	107,469
Less: Installments due within one year	3,247	3,228	3,243

Total Long-term Debt	$101,162	$104,411	$104,226

NOTE 5 SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2003 and 2002:

Three Months Ended March 31, 2003	Electric	Gas	Other	Non- Regulated	Elimination	Total

Revenues	$52,070	$12,404	$8	$325		$64,807
Segment Profit (Loss)	1,304	1,312	85	(222)		2,479
Identifiable Segment Assets	386,521	84,904	20,772	1,402	(14,788)	478,811
Capital Expenditures	5,576	349	44	5		5,974

Three Months Ended March 31, 2002

Revenues	$37,206	$6,855	$8	$220		$44,289
Segment Profit (Loss)	1,476	315	46	(142)		1,695
Identifiable Segment Assets	278,124	86,204	21,449	1,838	(19,519)	368,096
Capital Expenditures	2,962	407	--	5		3,374

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION'S FORM 10K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

The Unitil Companies are regulated by various federal and state agencies, including the SEC, the FERC, and state regulatory authorities with jurisdiction over public utilities, including the NHPUC and the MDTE. In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil’s utility operating subsidiaries. Unitil implemented the restructuring of its electric operations in Massachusetts in 1998 and is implementing the final phase of a restructuring settlement for its New Hampshire electric operations on May 1, 2003.

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, FG&E implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with the Restructuring Plan. All FG&E distribution customers must pay a transition charge that provides for the recovery of costs associated with FG&E’s power portfolio which were stranded as a result of the divestiture of those assets. The plant and Regulatory Asset balances that will be recovered through the transition charge have been approved by the MDTE as part of FG&E’s annual Reconciliation Filings. The Restructuring Act also requires FG&E to obtain power for retail customers who choose not to buy energy from a competitive supplier through either Standard Offer Service (SOS) or Default Service. FG&E must provide SOS through February 2005 at rate levels which guarantee rate reductions required by the Restructuring Act. New distribution customers and customers no longer eligible for SOS are eligible to receive Default Service at prices set periodically based on market solicitations as approved by regulators.

FG&E submitted its 2002 Reconciliation Filing on December 20, 2002. Rate adjustments were approved for effect on January 1, 2003, subject to investigation, resulting in a rate reduction of approximately 4.4% for residential SOS customers. The reduction is due to a decrease in the SOS fuel adjustment, which is not subject to the rate cap, and does not affect net income. On April 3, 2003, FG&E filed for an increase to its SOS fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers is approximately 1.9%.

Massachusetts Gas Operations Restructuring – Following a three year state-wide collaborative process on the unbundling, or separation, of discrete services offered by natural gas local distribution companies (LDCs), the MDTE approved regulations and tariffs for FG&E and other LDCs to provide full customer choice effective November 1, 2000. The MDTE ruled that LDCs would continue to have an obligation to provide gas supply and delivery services for a five-year transition period, with a review after three years. This review is expected to be initiated in late 2003. The MDTE also required mandatory assignment of LDCs’ pipeline capacity to competitive marketers supplying customers during the transition period. This mandatory capacity assignment protects LDCs from exposure to certain stranded gas supply costs during the transition period.

New Hampshire Restructuring – On January 25, 2002, the Company’s New Hampshire electric utility subsidiaries, CECo, E&H and Unitil Power, filed a comprehensive restructuring proposal with the NHPUC.

Under Unitil’s restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in 2003. On February 26, 2003, Unitil filed for final NHPUC approval of the Agreement among Unitil Power, UES and Mirant Americas Energy Marketing, LP. (Mirant), including final tariffs for UES for stranded cost recovery and Transition and Default Service. On March 14, 2003, the NHPUC approved the agreement between Unitil Power, UES and Mirant, which was entered into on February 25, 2003, under which Mirant will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such Agreement for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. As of December 31, 2002, the Company had estimated these recoverable stranded costs and accordingly recorded on its balance sheet as of that date $94.5 million as Power Supply Buyout Obligations and Regulatory Assets. The NHPUC Order completes the state approval process for Unitil’s restructuring plan under which UES will implement customer choice for its customers on May 1, 2003.

Wholesale Power Market Restructuring – Unitil has also been a participant in the restructuring of the wholesale power market and transmission system in New England, which is subject to FERC jurisdiction. New wholesale markets structured pursuant to FERC’s Standard Market Design are expected to be implemented in the New England Power Pool during the first half of 2003 under the general supervision of an Independent System Operator and the regulatory oversight of the FERC.

Rate Proceedings – In December 2002, FG&E and UES filed requests with their respective state regulatory commissions for approval of an accounting Order to mitigate certain accounting requirements related to pension plan assets, which have been triggered by the substantial decline in the capital markets. These requests were granted by the respective state regulatory commissions in December 2002. These approvals allow FG&E and UES to treat the additional minimum pension liability and Prepaid Pension Costs as Regulatory Assets and avoid the reduction in equity that would otherwise be required. These regulatory Orders do not pre-approve the amount of pension expense to be recovered in future rates. Such recovery will be subject to review and approval in future rate proceedings. Based on these approvals, Unitil has included the amount of the additional minimum pension liabilities and Prepaid Pension Costs of $12.0 million in Regulatory Assets on its balance sheet.

On the gas side, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE’s May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At March 31, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). On a preliminary motion, a single justice of the SJC declined to stay the MDTE’s Order based on a finding that refunds made by FG&E may be recouped if FG&E prevails on the merits of its claims. The review of the MDTE Order by the SJC is pending.

On March 21, 2003, the MDTE opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its default service solicitations in September 2001 and March 2002 and Enermetrix earned approximately $19,000 in fees from these transactions. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the company.

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requests authority to adjust the Stranded Cost Charge in order to provide for the timely recovery, rather than deferral, of a fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requests authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION’S FORM 10K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

The Company’s past and present operations include activities that are subject to extensive federal and state environmental regulations.

Sawyer Passway MGP Site – The Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. Work performed in 2002 was associated with the five-year review of the Temporary Solution submittal (Class C Response Action Outcome) under the Massachusetts Contingency Plan that was filed for the site in 1997. Completion of this work has confirmed the Temporary Solution status of the site for an additional five years. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to a MDTE approved Settlement Agreement (Agreement). The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1882 through 1978. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers. The total annual charge for such costs assessed to gas customers cannot exceed five percent of FG&E’s total revenue for firm gas sales during the preceding year. Costs in excess of five percent will be deferred for recovery in subsequent years.

Former Electric Generating Station – The Company is remediating environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos-containing insulation materials inside the building, which had been intact and encapsulated at the time of the sale of the structure to WRW.

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

Due to the continuing deterioration of this former electric generating station and Rockware’s continued lack of performance, FG&E, in concert with the DEP and the U.S. Environmental Protection Agency (EPA), conducted further testing and survey work during 2001 to ascertain the environmental status of the building. Those surveys revealed continued deterioration of the asbestos-containing insulation materials in the building.

By letter dated May 1, 2002, the EPA notified FG&E that it was a Potentially Responsible Party for planned remedial activities at the site and invited FG&E to perform or finance such activities. FG&E and the EPA have entered into an Agreement on Consent, whereby FG&E, without an admission of liability, will conduct environmental remedial action to abate and remove asbestos-containing and other hazardous materials. FG&E has awarded contracts for all aspects of the abatement work, which is presently ongoing. FG&E received significant coverage from its insurance carrier. The Company believes that these funds will be sufficient to complete this remediation and that resolution of this matter will not have a material adverse impact on the Company’s financial position.

The Company has recorded the estimated cost of the remediation action in Current Liabilities and an offsetting asset reflecting insurance proceeds in Current Assets. At the balance sheet date, net of amounts expended through the first quarter of 2003, the remaining project cost was an estimated $2.6 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Although Unitil’s utility operating companies are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of fuel and gas costs in rates. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed above in Regulatory Matters, the Company has divested its commodity-related contracts and therefore, has further reduced its exposure to commodity risk.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. In the opinion of the Company’s management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company’s financial position. (See Notes 6 and 7.)

Item 5.  Other Information

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unitil Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned Robert G. Schoenberger, Chief Executive Officer, Mark H. Collin, Chief Financial Officer and Laurence M. Brock, Controller of Unitil Service Corp., certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signature	Capacity	Date

/s/ Robert G. Schoenberger

Robert G. Schoenberger	Chief Executive Officer	May 2, 2003

/s/ Mark H. Collin

Mark H. Collin	Chief Financial Officer	May 2, 2003

/s/ Laurence M. Brock

Laurence M. Brock	Controller	May 2, 2003
Unitil Service Corp

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

99	Unitil Corporation Press Release Dated May 1, 2003 Announcing Earnings For the Quarter Ended March 31, 2003	Filed herewith

(b) Reports on Form 8-K

On January 17, 2003, Unitil Corporation filed a Current Report on Form 8-K reporting the resignation of William E. Aubuchon, III from, and the election of Dr. Sarah P. Voll to, the Board of Directors of the Company.

On February 12, 2003, Unitil Corporation filed a Current Report on Form 8-K reporting its results of operations for the three and twelve month periods ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION —————————————— (Registrant)

BY: /S/ Mark H. Collin —————————————— Mark H. Collin Chief Financial Officer

CERTIFICATIONS

I, Robert G. Schoenberger, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003 BY: /S/ Robert G. Schoenberger —————————————— Robert G. Schoenberger Chief Executive Officer

I, Mark H. Collin, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003 BY: /S/ Mark H. Collin —————————————— Mark H. Collin Chief Financial Officer

I, Laurence M. Brock, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Unitil Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003 BY: /S/ Laurence M. Brock —————————————— Laurence M. Brock Controller, Unitil Service Corporation

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended March 31,

BASIC EARNINGS PER SHARE	2003	2002

Net Income	$2,539	$1,759
Less: Dividend Requirement
on Preferred Stock	60	64

Net Income Applicable to Common Stock	$2,479	$1,695

Average Number of Common
Shares Outstanding	4,744	4,744

Basic Earnings Per Common Share	$ 0.52	$ 0.36

	Three Months Ended March 31,

DILUTED EARNINGS PER SHARE	2003	2002

Net Income	$2,539	$1,759
Less: Dividend Requirement
on Preferred Stock	60	64

Net Income Applicable to Common Stock	$2,479	$1,695

Average Number of Common
Shares Outstanding	4,763	4,761

Diluted Earnings Per Common Share	$ 0.52	$ 0.36