Form 10-Q
period 2003-06-30
UNITIL CORP
filed 2003-08-01
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, No par value	4,765,421 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended June 30, 2003

Table of Contents

Part I. Financial Information		Page No.
Item 1.	Financial Statements

	Consolidated Statements of Earnings - Three and Six Months Ended June 30, 2003 and 2002	10

	Consolidated Balance Sheets, June 30, 2003, June 30, 2002 and December 31, 2002	11-12

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002	13

	Notes to Consolidated Financial Statements	14-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2-9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II. Other Information
Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	Inapplicable

Item 3.	Defaults Upon Senior Securities	Inapplicable

Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable

Item 5.	Other Information - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

Item 6.	Exhibits and Reports on Form 8-K	25

Signatures		25

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		26-28

Exhibit 11	Computation of Earnings per Average Common Share Outstanding	29

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

RESULTS OF OPERATIONS

Earnings per share were $0.30 for the second quarter of 2003, up $0.03 compared to the $0.27 earned in the second quarter of 2002. This improved performance is attributable to continued strong electric and gas sales volumes and higher retail rates for electric and gas distribution services. On a year to date basis, earnings were $0.82 through June 30, 2003, an improvement of $0.19 over the $0.63 earned by the Company in the first six months of 2002.

Total Operating Revenues were $49.6 million for the second quarter of 2003 compared to $45.5 million for the same period last year. For the six months ended June 30, 2003, total Operating Revenues were $114.4 million compared to $89.8 million through the first two quarters last year. In December 2002, the Company implemented new rates for electric and gas distribution services for all of its utility operating divisions. Those new rates reflect the recovery of higher operating costs, depreciation and amortization expense, taxes and a return on the Company’s utility investments. The Company recovers the costs of Fuel and Purchased Power and Gas energy supply in its rates as a pass through to customers at cost. Those energy supply costs were also higher in 2003 compared to 2002.

Electric and gas sales volumes continued the strong performance experienced in the first quarter of 2003 due to sustained system growth in our Company’s electric and gas utility service areas.

Sales (000‘s)
	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Change	2003	2002	Change

kWh Sales:

Residential	140,622	135,207	4%	322,507	297,037	9%
Commercial/Industrial	253,958	252,002	1%	522,498	493,848	6%

Total kWh Sales	394,580	387,209	2%	845,005	790,885	7%

Firm Therm Sales:

Residential	2,542	2,420	5%	8,670	7,219	20%
Commercial/Industrial	2,327	2,217	5%	8,416	6,908	22%

Total Firm Therm Sales	4,869	4,637	5%	17,086	14,127	21%

Total firm therm gas sales were 5% higher than last year in the second quarter and 21% higher through the first six months of 2003, reflecting a colder winter heating season and an increase in the number of non-residential customers. For the three months ended June 30, 2003, gas sales to both Residential and Commercial/Industrial customers were 5% higher than the second quarter last year. Gas revenues in total increased by $1.5 million over the second quarter of 2002 to $5.4 million, reflecting higher unit sales, new gas distribution service rates and increased gas commodity wholesale supply prices compared to the prior year. For the six months ended June 30, 2003, gas revenues are $7.0 million ahead of last year.

Total electric kilowatt-hour (kWh) sales volume increased 2% over the prior year second quarter and is 7% ahead of last year through June. Residential kWh sales increased 4% and sales to Commercial/Industrial customers increased 1% over the second quarter last year. In total, electric revenues increased by $2.5 million in the second quarter of 2003 to $44.0 million compared to 2002 due to the increases in unit sales, new electric distribution service rates and an increase in wholesale commodity fuel prices. Both electric and gas supply costs are collected from customers through periodic cost recovery mechanisms, and therefore, changes in these costs do not affect the Company’s net income. On a year to date basis, electric revenues are $96.1 million, up $17.4 million over the first six months of last year.

Operating Revenues (000's)
	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	Change	2003	2002	Change

Electric:

Residential	$ 16,173	$ 16,014	1%	$ 38,353	$ 32,092	20%
Commercial/Industrial	27,843	25,437	9%	57,733	46,565	24%

Total Electric	$ 44,016	$ 41,451	6%	$ 96,086	$ 78,657	22%

Gas:

Residential	$ 3,125	$ 2,013	55%	$ 10,104	$ 6,007	68%
Commercial/Industrial	2,231	1,888	18%	7,656	4,749	61%

Total Gas	$ 5,356	$ 3,901	37%	$ 17,760	$ 10,756	65%

Other	$ 252	$ 165	53%	$ 585	$ 393	49%

Total Operating Revenues	$ 49,624	$ 45,517	9%	$ 114,431	$ 89,806	27%

For the six months ended June 30, 2003, Operation and Maintenance expenses increased $2.1 million over prior year net of the savings achieved by the Company from the management reorganization implemented in January, 2003. Approximately half of this increase related to expenses collected in revenues from cost reconciling rate mechanisms. These costs include amounts expended to implement electric utility industry restructuring in New Hampshire and higher spending over prior year for energy efficiency and conservation programs. Due to the reconciling nature of these costs, they do not have an impact on net income. The remaining portion primarily reflects higher employee and retiree related costs including health and pension costs, credit and collection costs.

The $2.1 million increase in Depreciation and Amortization expenses during the same six month period was due to new utility asset depreciation rates put into place as a result of the implementation of new retail rates discussed above and the increase in utility plant capital additions placed in service during the past year. Local Property and Other taxes reflect these higher plant additions as well.

Interest Expense, net, was $0.2 million higher in the first six months of 2003 than the same period last year, primarily due to higher short-term debt balances and lower interest income earned on Regulatory Asset balances. Federal and State income tax expense is higher in 2003 reflecting higher pre-tax earnings and a net increase in state tax rates.

CAPITAL REQUIREMENTS

Cash flow from operating activities was $7.6 million for the six months ended June 30, 2003 compared to $6.2 million for the same period last year. The Company’s 2003 results include uses of funds for increases in accrued revenues and decreases in insurance settlement reserves. The increase in accrued revenues results from the high energy costs experienced during last winter and the related amounts due from customers in accrued revenues as of June 30, 2003. The Company will recover these amounts from customers, with interest, over the next two years. The funding of an environmental remediation project from insurance settlement reserves during the six months ended June 30, 2003 was $2.7 million.

Cash flows from investing activities include capital expenditures for the six months ended June 30, 2003 which were approximately $11.6 million as compared to $8.8 million during the same period last year, an increase of $2.8 million. This increase is primarily the result of planned expenditures on new electric system supply lines that added needed capacity to the seacoast region of Unitil’s utility service territories and other capital expenditures throughout Unitil’s utility service territories related to customer growth. Capital expenditures for the year 2003 are estimated to be approximately $21.7 million as compared to $20.8 million for 2002. This projection reflects required capital expenditures for utility system expansions, replacements and other improvements.

Cash flows from financing activities include the receipt from short-term borrowings of $6.5 million. These proceeds were principally used to repay long-term debt of $3.1 million and to fund the difference between the amounts expended for investing activities and the amounts achieved in cash flow from operations.

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

Regulatory Accounting – The Company is a regulated utility and its principal business is the distribution of electricity and natural gas. Accordingly, the Company uses the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered in future electric and gas retail rates. As a regulated utility, the company’s utility investments and operating costs are subject to periodic review by State and Federal regulatory authorities and may be subject to disallowance or adjustment for recovery from ratepayers. The Company also has commitments under long-term contracts for the purchase of electricity from various suppliers. The annual costs under these contracts are included in Fuel and Purchased Power and Gas Purchased for Resale in the Consolidated Statements of Earnings and these costs are recoverable in current and future rates under various orders issued by state and federal regulators.

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

Newly Issued Pronouncements – Please refer to Note 1 to the Consolidated Financial Statements.  “Summary of Significant Accounting Policies” discussed below on page 14.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and replaces the current accounting guidance relating to the consolidation of certain special purpose entities (SPE’s). FIN 46 requires identification of the Company’s participation in variable interest entities (VIE’s) established on the basis of contractual, ownership or other monetary interests. A VIE is defined as an entity in which the equity investors do not have a controlling interest and the equity investment at risk is insufficient to fund future activities to permit the VIE to operate on a stand alone basis without receiving additional financial support.

For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE bears a majority of the risk to the VIE’s expected losses, or stands to gain from a majority of the expected returns of the VIE. The party with the majority variable interest is considered to be the primary beneficiary (Primary Beneficiary) of the VIE. As a result, entities that are deemed to be VIE’s in which the Company is identified as the Primary Beneficiary will be required to be consolidated beginning in July, 2003.

The Company has reviewed its investments and affiliations and determined that it has a contractual variable interest in the Unitil Retiree Trust (URT), a special purpose entity established by the Company effective January 1993. The URT was established to promote and maintain a variety of recreational, cultural, social and welfare (including medical insurance, counseling and health) programs for its members. All retirees of the Company are eligible for membership in the URT. The URT earns fees, used to fund its activities, from the Company and without those fees it is uncertain whether the URT would be able to meet its future obligations to the Company’s retirees and continue to operate on a stand alone basis. The Company has determined that it is the Primary Beneficiary of the URT’s services. The Company anticipates that it will assume the obligations of the URT on a going forward basis and is exploring its options to formalize a new structure where the funding of these obligations is provided directly by the Company. There are no other entities identified by the Company that qualify as VIE’s under FIN 46.

The URT is an organization of retirees that became effective in 1993, and operates under the direction of an independent Board of Trustees whose voting members are comprised of former employees of the Company. FIN 46 requires that the assets and liabilities of the VIE be measured at fair value and carried by the Primary Beneficiary in conformity with Generally Accepted Accounting Principles (GAAP). The Company is a regulated enterprise and its financial statements are reported on the accrual basis and in conformity with GAAP and SFAS 71. As a result of the assumption of the obligations of the URT, the Company is expected to recognize a liability, over 20 years, for the retiree health and welfare benefits previously provided by the URT on the accrual basis in conformity with SFAS No. 106, “Accounting for Postretirement Benefits Other than Pensions,” (PBOP). At June 30, 2003, the Company’s maximum exposure to loss as a result of its relationship with the URT, in the event that the URT could no longer fund its retiree programs, would be limited to the amount of the PBOP current and future liability that may not be recovered in retail rates. However, based on regulatory precedent, the Company believes all of these costs are recoverable as normal utility operating expenses.

The Company’s actuarially determined liability for PBOP retiree benefits earned before January 1, 2003, is approximately $28.5 million. This amount is the Company’s transition obligation (Transition Obligation) and the Company has elected, under SFAS 106, to amortize this liability over 20 years. The Company expects to recover the Transition Obligation and the annual PBOP expense recorded by its regulated subsidiaries in retail rates to be established in future rate proceedings in the regulatory jurisdictions where the Company operates. Accordingly, the Company will defer the difference between the recording of PBOP expenses on the accrual basis and the amount of PBOP expenses on the “pay as you go” basis, which the Company currently collects in rates. These deferrals will create Regulatory Assets under SFAS 71 of approximately $2 million annually until the Company completes the regulatory proceedings to establish new retail rates.

During fiscal 2003, the Company began following the guidelines of Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material adverse impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or in certain instances, as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise SFAS 150 is generally effective with interim periods beginning after June 15, 2003. The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2003 and June 30, 2002 were 1.87% and 2.19%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2003 and June 30, 2002 were 1.87% and 2.24%, respectively.

MARKET RISK

Please refer to Item 3.  “Quantitative and Qualitative Disclosures About Market Risk” discussed below on page 23.

REGULATORY MATTERS

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, Unitil’s Massachusetts utility subsidiary, Fitchburg Gas & Electric Company (FG&E), implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). As discussed in Note 6 to these Financial Statements, FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with its Restructuring Plan. As of June 30, 2003, competitive suppliers were serving approximately 15% of FG&E’s load, mainly for large industrial customers.

The Massachusetts Department of Telecommunications and Energy (MDTE) approved the rate adjustments pursuant to FG&E’s 2002 Reconciliation Filing for effect on January 1, 2003, subject to investigation. This adjustment resulted in a rate reduction of approximately 4.4% for residential Standard Offer Service (SOS) customers. The reduction is due to a decrease in the SOS fuel adjustment, which does not affect net income. A final MDTE order is pending.

The MDTE approved an increase to FG&E’s SOS fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers is approximately 1.9%, and does not affect net income.

In April 2003, the MDTE issued an order addressing costs to be included in default service prices, providers of default service, and procurement and pricing of default service. The MTDE determined that procurement related wholesale costs and direct retail costs (such as bad debt), should be included in the price. Distribution companies will continue to function as default service providers for their customers. A one-month procurement term for medium and large customers is under evaluation. The six-month procurement term for small customers will be maintained but 50% of supply will be procured semi-annually for twelve month terms. Separate proceedings will be opened for each distribution company to determine the amount of costs to be transferred from base rates to default service rates and the appropriate adjustment to be applied to each rate class’ base rates.

New Hampshire Restructuring – In 2002, the Company’s New Hampshire electric utility subsidiaries, Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and Unitil Power Corp. (Unitil Power), received approval for a comprehensive restructuring proposal from the New Hampshire Public Utilities Commission (NHPUC). This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under Unitil’s restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the Agreement among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such Agreement for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. The costs of Transition and Default electric supply service and the costs associated with the sale and divestiture of the Unitil Power power supply portfolio are recovered “at cost” from Unitil’s New Hampshire electric customers through pass through energy supply-related rate reconciliation mechanisms.

On July 14, 2003, MAEM and its parent, Mirant Corporation filed for reorganization under Chapter 11 of the bankruptcy code. Under the Agreement with UES and Unitil Power discussed above, Mirant guarantees the performance by MAEM. Mirant has indicated that it will continue to operate post-petition in the normal course of business and will continue to honor its obligations under its energy contracts, including its Agreement with UES and Unitil Power. UES and Unitil Power intend to honor all of their post-petition obligations to Mirant under the Agreement. The pre-petition amount owed by MAEM under the Agreement with UES and Unitil Power as of July 14, 2003 was approximately $4.9 million. UES and Unitil Power have elected to hold back pre-petition amounts due to MAEM of $4.9 million against this amount due from MAEM. The Company expects that Mirant will dispute the Company’s right to hold back all or a portion of such amounts. The Company will continue to vigorously explore all alternatives and remedies available to mitigate the impact of this bankruptcy filing on the energy supply component of its rates. The Company believes that the Agreement continues to provide economic value to the parties and will continue to seek Mirant’s assumption of the agreement . However, in the event the Agreement is terminated or rejected as a result of Mirant’s bankruptcy, the Company fully intends to seek recovery through its energy supply-related rate reconciliation mechanisms of any costs arising out of such termination or rejection.

Wholesale Power Market Restructuring – Standard Market Design (SMD): New wholesale markets structured pursuant to the Federal Energy Regulatory Commission’s (FERC) SMD were implemented in the New England Power Pool (NEPOOL) on March 1, 2003 under the general supervision of an Independent System Operator (ISO) and the regulatory oversight of FERC. The impact of SMD on wholesale prices is not fully known at this time. Any changes in the wholesale markets as a result of SMD will be reflected in the responses of wholesale marketers to future requests for proposals to be issued by UES and FG&E to provide transition and default service to our customers.

Regional Transmission Organization (RTO): In January 2003, the ISO New England, Inc. announced that it intended to move forward with a New England only RTO. Implementation of an RTO would change current governance of the wholesale power markets in New England since the NEPOOL participants would not have direct input into wholesale power market rules. However, since a proposal has not yet been filed with FERC, the impact of an RTO implementation is not fully known at this time.

Other Regulatory Proceedings – Between December 2002 and January 2003, FG&E and UES received approval from their respective state regulatory commissions of accounting orders to mitigate certain accounting requirements related to pension plan assets, which have been triggered by the substantial decline in the capital markets. These approvals allow FG&E and UES to treat the additional minimum pension liability and prepaid pension costs as Regulatory Assets and avoid the reduction in equity that would otherwise be required. These regulatory orders do not pre-approve the amount of pension expense to be recovered in future rates, which recovery will be determined in future rate proceedings. Based on these approvals, Unitil has included the amount of the additional minimum pension liabilities and Prepaid Pension Costs of $12.0 million in Regulatory Assets on its balance sheet.

As to its gas operations, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At June 30, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). FG&E and the Attorney General are currently briefing the case, with oral arguments expected later in 2003.

In March 2003, the MDTE opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its electric default service solicitations in September 2001 and March 2002 and Enermetrix earned approximately $19,000 in fees from these transactions. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. FG&E and the Attorney General have completed briefing of the case and an MDTE decision is pending. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the company.

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requested authority to adjust the Stranded Cost Charge in order to recover fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requested authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings. In regards to the request for an adjustment to the UES Stranded Cost Charge, the NHPUC issued an order authorizing recovery of its under-collection over a twenty-two month period, with interest, beginning July 1, 2003. The NHPUC also approved an increase in UES’ short-term debt limit on a temporary basis to $22 million for a period not to exceed six months, pending further hearings on UES’ request for a permanent increase in short–term debt borrowing limits. On May 9, 2003, the NHPUC scheduled a hearing to consider the matter of increasing short–term debt borrowing limits in the context of UES’ overall 2003 Financing Plan in order to review UES’ projections of short-term and long-term debt levels and overall capital structure.

On June 30, 2003, the Securities and Exchange Commission (SEC) issued an Order authorizing Unitil Corporation and its subsidiaries to increase Unitil Corporation’s short-term borrowing limits from $45 million to $55 million and FG&E’s short-term borrowing limits from $30 million to $35 million through June 30, 2006, the Authorization Period. The increased short-term borrowing limits were authorized with the condition that Unitil Corporation, UES and FG&E maintain a common equity level of at least 30% of its consolidated capitalization during the Authorization Period.

ENVIRONMENTAL MATTERS

Former Electric Generating Station – As discussed in Note 7 to these Financial Statements, the Company is remediating environmental conditions at a former electric generating station located at Sawyer Passway, in Fitchburg, Massachusetts. The Company has recorded the cost of the remediation action in Current Liabilities against insurance proceeds. During the first six months of 2003, expenditures on this project amounted to $2.7 million. At the balance sheet date, net of amounts expended through the second quarter of 2003, the remaining project cost was an estimated $1.0 million.

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000‘s except common shares and per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating Revenues
Electric	$44,016	$41,451	$96,086	$78,657
Gas	5,356	3,901	17,760	10,756
Other	252	165	585	393

Total Operating Revenues	49,624	45,517	114,431	89,806

Operating Expenses
Fuel and Purchased Power	30,342	28,511	67,902	53,486
Gas Purchased for Resale	2,815	2,139	10,445	6,022
Operation and Maintenance	6,922	6,218	14,256	12,116
Depreciation and Amortization	4,316	3,618	9,264	7,156
Provisions for Taxes:
Local Property and Other	1,195	1,105	2,579	2,385
Federal and State Income	662	764	1,941	1,794

Total Operating Expenses	46,252	42,355	106,387	82,959

Operating Income	3,372	3,162	8,044	6,847
Sale of Non-Utility Investment, net of tax	–	(82)	–	(82)
Other Non–Operating Expenses	51	60	102	91

Income Before Interest Expense	3,321	3,184	7,942	6,838
Interest Expense, Net	1,845	1,831	3,927	3,726

Net Income	1,476	1,353	4,015	3,112
Less: Dividends on Preferred Stock	58	63	118	127

Earnings Applicable to Common Shareholders	$1,418	$1,290	$3,897	$2,985

Average Common Shares Outstanding - Basic	4,748,619	4,743,696	4,746,158	4,743,696
Average Common Shares Outstanding - Diluted	4,764,537	4,774,047	4,763,884	4,767,282

Earnings Per Common Share	$0.30	$0.27	$0.82	$0.63

Dividends Declared Per Share
of Common Stock (Note 2)	$0.345	$0.345	$1.04	$1.04

        (The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(000‘s)

	(UNAUDITED) June 30,		(AUDITED) December 31,

	2003	2002	2002

ASSETS:

Utility Plant:
Electric	$200,919	$188,581	$193,152
Gas	45,599	41,806	44,796
Common	28,860	29,433	28,796
Construction Work In Progress	6,295	4,080	5,658

Total Utility Plant	281,673	263,900	272,402
Less: Accumulated Depreciation	88,315	81,712	83,201

Net Utility Plant	193,358	182,188	189,201

Current Assets:
Cash	2,767	3,643	7,160
Accounts Receivable - Less Allowance for Doubtful Accounts of $582, $579 and $372	18,214	15,395	19,513
Refundable Taxes	1,160	(451)	4,851
Materials and Supplies	2,856	2,182	2,323
Prepayments	3,533	1,881	1,735
Accrued Revenue	10,619	(84)	4,842

Total Current Assets	39,149	22,566	40,424

Noncurrent Assets:
Regulatory Assets	249,372	145,932	244,011
Prepaid Pension Costs	– –	10,815	– –
Debt Issuance Costs	1,715	1,785	1,755
Other Noncurrent Assets	4,536	4,832	5,392

Total Non Current Assets	255,623	163,364	251,158

TOTAL	$488,130	$368,118	$480,783

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(000‘s)

	(UNAUDITED) June 30,		(AUDITED) December 31,

	2003	2002	2002

CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stock Equity	$73,318	$73,000	$74,350
Preferred Stock, Non-Redeemable,
Non-Cumulative	225	225	225
Preferred Stock, Redeemable,
Cumulative	3,044	3,350	3,097
Long-Term Debt, Less Current Portion	101,096	104,350	104,226

Total Capitalization	177,683	180,925	181,898

Current Liabilities:
Long-Term Debt, Current Portion	3,252	3,233	3,243
Capitalized Leases, Current Portion	668	864	800
Accounts Payable	15,397	16,750	14,221
Short-Term Debt	42,490	19,500	35,990
Dividends Declared and Payable	1,706	1,725	77
Refundable Customer Deposits	1,385	1,385	1,336
Interest Payable	1,251	1,311	1,311
Other Current Liabilities	4,602	3,137	9,062

Total Current Liabilities	70,751	47,905	66,040

Deferred Income Taxes	47,555	46,434	47,332
Noncurrent Liabilities:
Power Supply Contract Obligations	182,446	85,142	175,657
Capitalized Leases, Less Current Portion	2,265	2,569	2,534
Other Noncurrent Liabilities	7,430	5,143	7,322

Total Noncurrent Liabilities	192,141	92,854	185,513

TOTAL	$488,130	$368,118	$480,783

        (The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000‘s)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash Flow from Operating Activities:
Net Income	$4,015	$3,112
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	9,264	7,156
Deferred Tax Provision	1,268	31
Changes in Current Assets and Liabilities:
Accounts Receivable	1,299	1,738
Prepayments and other Current Assets	1,360	3,410
Accrued Revenue	(5,777)	1,414
Accounts Payable	1,176	(3,334)
Other Current Liabilities	(4,471)	(3,263)
Other, net	(562)	(4,111)

Cash Provided by Operating Activities	7,572	6,153

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(11,621)	(8,756)
Other, net	--	1,535

Cash Used in Investing Activities	(11,621)	(7,221)

Cash Flows from Financing Activities:
Proceeds From (Repayment of) Short-Term Debt	6,500	5,700
Repayment of Long-Term Debt	(3,119)	(3,111)
Dividends Paid	(3,398)	(3,420)
Issuance of Common Stock	156	--
Retirement of Preferred Stock	(53)	(34)
Repayment of Capital Lease Obligations	(430)	(500)

Cash Used in Financing Activities	(344)	(1,365)

Net Decrease in Cash	(4,393)	(2,433)
Cash at Beginning of Period	7,160	6,076

Cash at End of Period	$2,767	$3,643

Supplemental Cash Flow Information:
Interest (Paid)	$(4,591)	$(4,718)
Income Taxes Refunded	2,936	33
Supplemental Schedule of Noncash Activities:
Capital Leases Incurrred	$95	$--

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

Nature of Operations — Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935 (1935 Act). The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (UES), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

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

Newly Issued Pronouncements – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and replaces the current accounting guidance relating to the consolidation of certain special purpose entities (SPE’s). FIN 46 requires identification of the Company’s participation in variable interest entities (VIE’s) established on the basis of contractual, ownership or other monetary interests. A VIE is defined as an entity in which the equity investors do not have a controlling interest and the equity investment at risk is insufficient to fund future activities to permit the VIE to operate on a stand alone basis without receiving additional financial support.

For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE bears a majority of the risk to the VIE’s expected losses, or stands to gain from a majority of the expected returns of the VIE. The party with the majority variable interest is considered to be the primary beneficiary (Primary Beneficiary) of the VIE. As a result, entities that are deemed to be VIE’s in which the Company is identified as the Primary Beneficiary will be required to be consolidated beginning in July, 2003.

The Company has reviewed its investments and affiliations and determined that it has a contractual variable interest in the Unitil Retiree Trust (URT), a special purpose entity established by the Company effective January 1993. The URT was established to promote and maintain a variety of recreational, cultural, social and welfare (including medical insurance, counseling and health) programs for its members. All retirees of the Company are eligible for membership in the URT. The URT earns fees, used to fund its activities, from the Company and without those fees it is uncertain whether the URT would be able to meet its future obligations to the Company’s retirees and continue to operate on a stand alone basis. The Company has determined that it is the Primary Beneficiary of the URT’s services. The Company anticipates that it will assume the obligations of the URT on a going forward basis and is exploring its options to formalize a new structure where the funding of these obligations is provided directly by the Company. There are no other entities identified by the Company that qualify as VIE’s under FIN 46.

The URT is an organization of retirees that became effective in 1993, and operates under the direction of an independent Board of Trustees whose voting members are comprised of former employees of the Company. FIN 46 requires that the assets and liabilities of the VIE be measured at fair value and carried by the Primary Beneficiary in conformity with Generally Accepted Accounting Principles (GAAP). The Company is a regulated enterprise and its financial statements are reported on the accrual basis and in conformity with GAAP and SFAS 71. As a result of the assumption of the obligations of the URT, the Company is expected to recognize a liability, over 20 years, for the retiree health and welfare benefits previously provided by the URT on the accrual basis in conformity with SFAS No. 106, “Accounting for Postretirement Benefits Other than Pensions,” (PBOP). At June 30, 2003, the Company’s maximum exposure to loss as a result of its relationship with the URT, in the event that the URT could no longer fund its retiree programs, would be limited to the amount of the PBOP current and future liability that may not be recovered in retail rates. However, based on regulatory precedent, the Company believes all of these costs are recoverable as normal utility operating expenses.

The Company’s actuarially determined liability for PBOP retiree benefits earned before January 1, 2003, is approximately $28.5 million. This amount is the Company’s transition obligation (Transition Obligation) and the Company has elected, under SFAS 106, to amortize this liability over 20 years. The Company expects to recover the Transition Obligation and the annual PBOP expense recorded by its regulated subsidiaries in retail rates to be established in future rate proceedings in the regulatory jurisdictions where the Company operates. Accordingly, the Company will defer the difference between the recording of PBOP expenses on the accrual basis and the amount of PBOP expenses on the “pay as you go” basis, which the Company currently collects in rates. These deferrals will create Regulatory Assets under SFAS 71 of approximately $2 million annually until the Company completes the regulatory proceedings to establish new retail rates.

During fiscal 2003, the Company began following the guidelines of Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material adverse impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or in certain instances, as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise SFAS 150 is generally effective with interim periods beginning after June 15, 2003. The Company has determined that adoption of this statement will not have a material adverse impact on the Company’s financial position or results of operations.

Reclassifications – Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount

06/26/03	08/15/03	08/01/03	$ 0.345
03/21/03	05/15/03	05/01/03	$ 0.345
01/16/03	02/15/03	02/01/03	$ 0.345

09/27/02	11/15/02	11/01/02	$ 0.345
06/20/02	08/15/02	08/01/02	$ 0.345
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the second quarter of 2003, the Company sold 9,933 shares of its Common Stock, at an average price of $24.18 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $240,191 were used to reduce short-term borrowings.

On April 17, 2003, the Company’s shareholders ratified and approved a Restricted Stock Plan (the Plan) which had been approved by the Company’s Board of Directors at its January 16, 2003 meeting. Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company Common Stock. The Compensation Committee has the power to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided in the Plan. Awards fully vest over a period of four years at a rate of 25% each year. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of Restricted Stock available for awards to participants under the Plan is 177,500. The maximum aggregate number of shares of Restricted Stock that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make proportionate adjustments to prevent dilution or enlargement of rights, including, without limitation, an adjustment in the maximum number and kinds of shares available for awards and in the annual award limit. On May 12, 2003, 10,600 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance was $259,170. The compensation expense associated with the issuance of shares under the Plan is being accrued on a monthly basis over the vesting period.

During the second quarter of 2002, the Company did not sell any additional shares of its Common Stock.

Details on preferred stock at June 30, 2003, June 30, 2002 and December 31, 2002 are shown below:

(Amounts in Thousands)

	June 30,		December 31,

	2003	2002	2002

Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$ 225	$ 225	$ 225

Redeemable, Cumulative,
$100 Par Value:
8.70% Dividend Series	215	215	215
5% Dividend Series	--	84	--
6% Dividend Series	--	168	--
8.75% Dividend Series	313	333	333
8.25% Dividend Series	376	385	385
5.125% Dividend Series	922	947	946
8% Dividend Series	1,218	1,218	1,218

Total Redeemable Preferred Stock	3,044	3,350	3,097

Total Preferred Stock	$3,269	$3,575	$3,322

NOTE 4 - LONG–TERM DEBT

Details on long-term debt at June 30, 2003, June 30, 2002 and December 31, 2002 are shown below:

(Amounts in Thousands)

	June 30,		December 31,

	2003	2002	2002

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$ 6,000	$ 6,000	$ 6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500
Series L, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series M, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series N, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	3,000	6,000	6,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	14,000	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,348	6,583	6,469

Total	104,348	107,583	107,469
Less: Installments due within one year	3,252	3,233	3,243

Total Long-term Debt	$101,096	$104,350	$104,226

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2003 and 2002:

Three Months Ended June 30, 2003 (000's)	Electric	Gas	Other	Non- Regulated	Elimination	Total

Revenues	$44,023	$5,356	$--	$245		$49,624
Segment Profit (Loss)	$1,776	(58)	(73)	(227)		1,418
Identifiable Segment Assets	388,803	82,930	20,863	1,483	(5,949)	488,130
Capital Expenditures	4,472	1,153	17	5		5,647

Three Months Ended June 30, 2002 (000's)

Revenues	$41,451	$3,901	$7	$158		$45,517
Segment Profit (Loss)	1,516	(265)	122	(83)		1,290
Identifiable Segment Assets	277,769	84,640	21,384	1,547	(17,222)	368,118
Capital Expenditures	4,251	1,136	--	--		5,387

Six Months Ended June 30, 2003 (000's)	Electric	Gas	Other	Non- Regulated	Elimination	Total

Revenues	$96,093	$17,760	$8	$570		$114,431
Segment Profit (Loss)	3,080	1,254	12	(449)		3,897
Identifiable Segment Assets	388,803	82,930	20,863	1,483	(5,949)	488,130
Capital Expenditures	10,048	1,502	61	10		11,621

Six Months Ended June 30, 2002 (000's)

Revenues	$78,657	$10,756	$15	$378		$89,806
Segment Profit (Loss)	2,992	50	168	(225)		2,985
Identifiable Segment Assets	277,769	84,640	21,384	1,547	(17,222)	368,118
Capital Expenditures	7,213	1,543	--	--		8,756

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION'S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

The Unitil Companies are regulated by various federal and state agencies, including the SEC, the FERC, and state regulatory authorities with jurisdiction over public utilities, including the NHPUC and the MDTE. In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil’s utility operating subsidiaries. Unitil implemented the restructuring of its electric operations in Massachusetts in 1998 and implemented the final phase of a restructuring settlement for its New Hampshire electric operations on May 1, 2003.

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

The MDTE approved the rate adjustments pursuant to FG&E’s 2002 Reconciliation Filing for effect on January 1, 2003, subject to investigation. This adjustment resulted in a rate reduction of approximately 4.4% for residential SOS customers. The reduction is due to a decrease in the SOS fuel adjustment, which does not affect net income. A final MDTE order is pending.

The MDTE approved an increase to FG&E’s SOS fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers is approximately 1.9%, and does not affect net income.

In April, 2003, the MDTE issued an order addressing costs to be included in default service prices, providers of default service, and procurement and pricing of default service. The MTDE determined that procurement related wholesale costs and direct retail costs (such as bad debt), should be included in the price. Distribution companies will continue to function as default service providers for their customers. A one-month procurement term for medium and large customers is under evaluation. The six-month procurement term for small customers will be maintained but 50% of supply will be procured semi-annually for twelve month terms. Separate proceedings will be opened for each distribution company to determine the amount of costs to be transferred from base rates to default service rates and the appropriate adjustment to be applied to each rate class’ base rates.

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

New Hampshire Restructuring — In 2002, the Company’s New Hampshire electric utility subsidiaries, Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and Unitil Power Corp. (Unitil Power), received approval for a comprehensive restructuring proposal from the NHPUC. This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under Unitil’s restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the Agreement among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such Agreement for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. The costs of Transition and Default electric supply service and the costs associated with the sale and divestiture of the Unitil Power power supply portfolio are recovered “at cost” from Unitil’s New Hampshire electric customers through pass through energy supply-related rate reconciliation mechanisms.

On July 14, 2003, MAEM and its parent, Mirant Corporation, filed for reorganization under Chapter 11 of the bankruptcy code. Under the Agreement with UES and Unitil Power discussed above, Mirant guarantees the performance by MAEM. Mirant has indicated that it will continue to operate post-petition in the normal course of business and will continue to honor its obligations under its energy contracts, including its Agreement with UES and Unitil Power. UES and Unitil Power intend to honor all of their post-petition obligations to Mirant under the Agreement. The pre-petition amount owed by MAEM under the Agreement with UES and Unitil Power as of July 14, 2003 was approximately $4.9 million. UES and Unitil Power have elected to hold back pre-petition amounts due to MAEM of $4.9 million against this amount due from MAEM. The Company expects that Mirant will dispute the Company’s right to hold back all or a portion of such amounts. The Company will continue to vigorously explore all alternatives and remedies available to mitigate the impact of this bankruptcy filing on the energy supply component of its rates. The Company believes that the Agreement continues to provide economic value to the parties and will continue to seek Mirant’s assumption of the agreement . However, in the event the Agreement is terminated or rejected as a result of Mirant’s bankruptcy, the Company fully intends to seek recovery through its energy supply-related rate reconciliation mechanisms of any costs arising out of such termination or rejection

Wholesale Power Market Restructuring – Standard Market Design (SMD): New wholesale markets structured pursuant to FERC’s SMD were implemented in the New England Power Pool (NEPOOL) on March 1, 2003 under the general supervision of an Independent System Operator (ISO) and the regulatory oversight of FERC. The impact of SMD on wholesale prices is not fully known at this time. Any changes in the wholesale markets as a result of SMD will be reflected in the responses of wholesale marketers to future requests for proposals to be issued by UES and FG&E to provide transition and default service to our customers.

Regional Transmission Organization (RTO): In January 2003, the ISO New England, Inc. announced that it intended to move forward with a New England only RTO. Implementation of an RTO would change current governance of the wholesale power markets in New England since the NEPOOL participants would not have direct input into wholesale power market rules. However, since a proposal has not yet been filed with FERC, the impact of an RTO implementation is not fully known at this time.

Other Regulatory Proceedings – Between December 2002 and January 2003, FG&E and UES received approval from their respective state regulatory commissions of accounting orders to mitigate certain accounting requirements related to pension plan assets, which have been triggered by the substantial decline in the capital markets. These approvals allow FG&E and UES to treat the additional minimum pension liability and prepaid pension costs as Regulatory Assets and avoid the reduction in equity that would otherwise be required. These regulatory orders do not pre-approve the amount of pension expense to be recovered in future rates, which recovery will be determined in future rate proceedings. Based on these approvals, Unitil has included the amount of the additional minimum pension liabilities and Prepaid Pension Costs of $12.0 million in Regulatory Assets on its balance sheet.

As to its gas operations, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE’s May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At June 30, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). FG&E and the Attorney General are currently briefing the case, with oral arguments expected later in 2003.

In March 2003, the MDTE opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its electric default service solicitations in September 2001 and March 2002 and Enermetrix earned approximately $19,000 in fees from these transactions. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. FG&E and the Attorney General have completed briefing of the case and an MDTE decision is pending. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the company.

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requested authority to adjust the Stranded Cost Charge in order to recover fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requested authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings. In regards to the request for an adjustment to the UES Stranded Cost Charge, the NHPUC also issued an order authorizing recovery of its under-collection over a twenty-two month period, with interest, beginning July 1, 2003. The NHPUC approved an increase in UES’ short–term debt limit on a temporary basis to $22 million for a period not to exceed six months, pending further hearings on UES’ request for a permanent increase in short–term debt borrowing limits. On May 9, 2003, the NHPUC scheduled a hearing to consider the matter of increasing short–term debt borrowing limits in the context of UES’ overall 2003 Financing Plan in order to review UES’ projections of short–term and long–term debt levels and overall capital structure.

On June 30, 2003, the SEC issued an Order authorizing Unitil Corporation and its subsidiaries to increase Unitil Corporation’s short-term borrowing limits from $45 million to $55 million and FG&E’s short-term borrowing limits from $30 million to $35 million through June 30, 2006, the Authorization Period. The increased short-term borrowing limits were authorized with the condition that Unitil Corporation, UES and FG&E maintain a common equity level of at least 30% of its consolidated capitalization during the Authorization Period.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION'S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003

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

The Company has recorded the cost of the remediation action in Current Liabilities against insurance proceeds. During the first six months of 2003, expenditures on this project amounted to $2.7 million. At the balance sheet date, net of amounts expended through the second quarter of 2003, the remaining project cost was an estimated $1.0 million.

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

In March 2003, the New Hampshire Public Utilities Commission (NHPUC) approved the Agreement among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. On July 14, 2003, MAEM and its parent, Mirant Corporation (Mirant), filed for reorganization under Chapter 11 of the bankruptcy code. Under the agreement with UES and Unitil Power discussed above, Mirant guarantees the performance by MAEM. This matter is discussed in greater detail in the New Hampshire Restructuring section of Note 6.

Item 5.  Other Information

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unitil Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned Robert G. Schoenberger, Chief Executive Officer, Mark H. Collin, Chief Financial Officer and Laurence M. Brock, Controller of Unitil Service Corp., certifies, to the best knowledge and belief of the signatory, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Signature	Capacity	Date

/s/ Robert G. Schoenberger

Robert G. Schoenberger	Chief Executive Officer	July 31, 2003

/s/ Mark H. Collin

Mark H. Collin	Chief Financial Officer	July 31, 2003

/s/ Laurence M. Brock

Laurence M. Brock	Controller	July 31, 2003
Unitil Service Corp.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

99	Unitil Corporation Press Release Dated July 31, 2003 Announcing Earnings For the Quarter Ended July 30, 2003	Filed herewith

(b) Reports on Form 8-K

On April 17, 2003, Unitil Corporation filed a Current Report on Form 8-K reporting that, at its Annual Meeting of Shareholders, held on April 17, 2003, shareholders elected Robert G. Schoenberger, Charles H. Tenney III and Dr. Sarah P. Voll to its Board of Directors for three-year terms, and approved the Restricted Stock Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION —————————————— (Registrant)

Date: July 31, 2003

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

Date: July 31, 2003 BY: /S/ Robert G. Schoenberger —————————————— Robert G. Schoenberger Chief Executive Officer

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

Date: July 31, 2003 BY: /S/ Mark H. Collin —————————————— Mark H. Collin Chief Financial Officer

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

Date: July 31, 2003 BY: /S/ Laurence M. Brock —————————————— Laurence M. Brock Controller, Unitil Service Corp.

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000's except for per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

BASIC EARNINGS PER SHARE	2003	2002	2003	2002

Net Income	$ 1,476	$ 1,353	$ 4,015	$ 3,112
Less: Dividend Requirement
on Preferred Stock	58	63	118	127

Net Income Applicable
to Common Shareholders	$ 1,418	$ 1,290	$ 3,897	$ 2,985

Average Number of Common
Shares Outstanding	4,748,619	4,743,696	4,746,158	4,743,696
Basic Earnings Per Common Share	$ 0.30	$ 0.27	$ 0.82	$ 0.63

	Three Months Ended June 30,		Six Months Ended June 30,

DILUTED EARNINGS PER SHARE	2003	2002	2003	2002

Net Income	$ 1,476	$ 1,353	$ 4,015	$ 3,112
Less: Dividend Requirement
on Preferred Stock	58	63	118	127

Net Income Applicable
to Common Shareholders	$ 1,418	$ 1,290	$ 3,897	$ 2,985

Average Number of Common
Shares Outstanding	4,764,537	4,774,047	4,763,884	4,767,282
Diluted Earnings per Common Share	$ 0.30	$ 0.27	$ 0.82	$ 0.63