Form 10-Q
period 2003-09-30
UNITIL CORP
filed 2003-10-30
CIK 755001

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2003

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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2003

Common Stock, No Par value	5,492,190 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended September 30, 2003
Table of Contents
Part I. Financial Information		Page No.
Item 1	Financial Statements

	Consolidated Statements of Earnings - Three and Nine Months Ended September 30, 2003 and 2002	11

	Consolidated Balance Sheets, September 30, 2003, September 30, 2002 and December 31, 2002	12-13

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002	14

	Notes to Consolidated Financial Statements	15-25

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	2-10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4	Controls and Procedures	25

Part II. Other Information
Item 1	Legal Proceedings	26

Item 2	Changes in Securities and Use of Proceeds	Inapplicable

Item 3	Defaults Upon Senior Securities	Inapplicable

Item 4	Submission of Matters to a Vote of Security Holders	Inapplicable

Item 5	Other Information	Inapplicable

Item 6	Exhibits and Reports on Form 8-K	27

Signatures		28

Exhibit 11	Computation of Earnings per Average Common Share Outstanding	29

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR CAUTIONARY STATEMENT

This report contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. All statements, other than statements of historical fact, are forward-looking statements. Certain factors that could cause the actual results to differ materially from those projected in these forward-looking statements include, but are not limited to the following: variations in weather; changes in the regulatory environment; customers’ preferences on energy sources; general economic conditions; increased competition; fluctuations in supply, demand, transmission capacity and prices for energy commodities; and other uncertainties, all of which are difficult to predict, and many of which are beyond the control of Unitil Corporation.

RESULTS OF OPERATIONS

Net Income for the third quarter of 2003 was $1.4 million, or $0.30 per share, up $0.01 per share compared to the $0.29 per share earned in the same three-month period in 2002. Through the first nine months of 2003, Net Income was $5.3 million, or $1.12 per share, up $0.20 per share compared to the $0.92 per share earned in the same nine month period in 2002. This improvement in earnings for the three- and nine-month periods reflects higher electric and gas sales margins offset by increases in utility operating expenses.

Operating Revenues (000's)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	Change	2003	2002	Change

Electric:
Residential	$ 22,146	$ 17,029	30%	$ 60,499	$ 49,122	23%
Commercial/Industrial	27,216	28,128	(3%)	84,949	74,692	14%

Total Electric	$ 49,362	$ 45,157	9%	$ 145,448	$ 123,814	17%

Gas:
Residential	$ 1,674	$ 1,090	54%	$ 11,777	$ 7,097	66%
Commercial/Industrial	1,595	1,606	(1%)	9,252	6,355	46%

Total Gas	$ 3,269	$ 2,696	21%	$ 21,029	$ 13,452	56%

Other	$ 261	$ 154	69%	$ 846	$ 547	55%

Total Operating Revenues	$ 52,892	$ 48,007	10%	$ 167,323	$ 137,813	21%

Total revenues were $52.9 million for the third quarter of 2003 compared to $48.0 million for the same period last year, an increase of $4.9 million. For the nine months ended September 30, 2003, total revenues were $167.3 million compared to $137.8 million through the first three quarters last year, an increase of $29.5 million. Total revenues include the recovery of cost of sales, which are recorded as Purchased Power and Gas in Operating Expenses. The cost of sales component of revenues increased $2.0 million and $20.8 million in the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods last year reflecting higher electricity and gas commodity prices and an increase of approximately 5% in electric sales and 18% in gas sales, on a year-to-date basis. The Company recovers the costs of Purchased Power and Gas in its rates as a pass through to customers at cost and therefore changes in these revenues do not impact net income.

Total sales margin (Revenues less Purchased Power and Gas) was $17.8 million and $53.8 million in the three- and nine-month periods ended September 30, 2003, respectively, reflecting an increase of $2.9 million and $8.7 million compared to the same three- and nine-month periods in 2002. This improvement in total sales margin reflects the impact of 2002 base rate cases, which resulted in higher base distribution rates for the Company’s electric and gas utility operations as of December 2002, and higher electric and gas unit sales in the current periods compared to the prior periods.

Electric margin increased $2.4 million for the three-month period and $5.5 million for the nine-month period. The electric margin increase in the three-month period primarily reflects the higher retail base rates. For the nine-month period, approximately two-thirds of the electric margin increase is due to the higher retail base rates with the remaining third resulting from increased unit sales.

Gas margin increased approximately $0.4 million for the three-month period and $2.9 million for the nine-month period. The gas margin increase in the three-month period reflects the higher retail rates. For the nine-month period, approximately 60% of the gas margin increase is due to the higher retail base rates with the remaining 40% resulting from increased unit sales.

Usource revenues increased $0.1 million and $0.3 million for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002.

The revenues and margins discussed above reflect the Company’s recovery of its costs of service which include its operating costs, depreciation and amortization expense, taxes and a return on the Company’s utility investments.

Sales (000's)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	Change	2003	2002	Change

Electric (kWh) Sales:
Residential	174,657	170,504	2%	497,164	467,541	6%
Commercial/Industrial	289,492	291,798	(1%)	811,990	785,646	3%

Total Electric Sales	464,149	462,302	–	1,309,154	1,253,187	5%

Gas (firm therm) Sales:
Residential	784	818	(4%)	9,454	8,037	18%
Commercial/Industrial	1,032	1,068	(3%)	9,448	7,976	19%

Total Gas Sales	1,816	1,886	(4%)	18,902	16,013	18%

For the three months ended September 30, 2003, gas unit sales were slightly below the third quarter of last year, reflecting relatively low usage of natural gas during the summer months. Gas sales were 18% higher than last year through the first nine months of 2003, due to a colder winter heating season.

Total electric kilowatt-hour (kWh) sales volume for the third quarter of 2003 was even with the prior year’s third quarter and is 5% ahead of last year through September. Residential kWh sales increased 2% and sales to Commercial/Industrial customers decreased 1% over the third quarter last year.

Operation and Maintenance expenses increased $1.9 million and $4.0 million, respectively, for the three- and nine-month periods ended September 30, 2003, compared to the same periods in 2002. Approximately half of the increase, $1.0 million and $1.9 million for the three- and nine-month periods, respectively, are related to expenses collected in revenues from cost reconciling rate mechanisms. These costs include amounts expended to implement electric utility industry restructuring and higher spending over prior year for energy efficiency and conservation programs. Due to the reconciling nature of these costs, they do not have an impact on net income. The remaining portion of higher operating expenses compared to last year primarily reflects higher operating expenses of $0.9 million and $2.1 million, respectively for the three- and nine-month periods.

The $2.6 million increase in Depreciation and Amortization expenses during the nine-month period was due to new utility asset depreciation rates put into place as a result of depreciation studies conducted as part of the 2002 base rate cases, together with the increase in utility plant capital additions placed in service during the past year. Local Property and Other taxes reflect these higher plant additions as well.

Interest Expense, net includes interest paid on short- and long-term borrowings ($6.9 million for the first nine months of 2003) as well as interest earned on deferred regulatory asset balances ($1.0 million for the first nine months of 2003). The increase of $0.3 million in the first nine months of 2003 over the same period last year primarily reflects a decrease of $250,000 in interest earned on deferred regulatory asset balances.

Federal and State income tax expense is higher in 2003 reflecting higher pre-tax earnings and a net increase in state tax rates.

SUBSEQUENT EVENTS

Unitil Corporation Common Stock Offering — On October 29, 2003, the Company raised approximately $17.1 million (after deducting underwriting discounts and commissions and the estimated expenses of the offering) through the sale of 717,600 shares of its common stock at a price of $25.40 per share in a registered public offering. The offering was increased from an original 520,000 shares to reflect a 20% upsizing of the transaction (104,000 shares) and the exercise of a 15% underwriters’ over-allotment (93,600 shares). The Company used the proceeds from this offering to make an initial equity infusion of $12 million into its two principal utility operating subsidiaries, Unitil Energy Systems, Inc. (UES) and Fitchburg Gas and Electric Light Company (FG&E) to replace short-term indebtedness incurred to support ongoing investment in utility distribution facilities, and for other general corporate purposes. The amount of the offering is reflected in the Company’s pro-forma capitalization and short-term debt as of September 30, 2003 — see Note 8 to the Consolidated Financial Statements.

Fitchburg Gas and Electric Light Company Long-Term Notes Issuance — On October 28, 2003, Unitil’s Massachusetts utility subsidiary, FG&E, completed a $10 million private placement of long-term unsecured notes with a major insurance company. The notes have a term of 22 years and a coupon rate of 6.79%. The net proceeds were used to replace short-term indebtedness and are included in the Company’s pro-forma capitalization and short-term debt as of September 30, 2003 – see Note 8 to the Consolidated Financial Statements.

CAPITAL REQUIREMENTS

Cash flow from operating activities was $13.7 million for the nine months ended September 30, 2003 compared to $7.7 million for the same period last year. The Company’s 2003 results include increases in accrued revenues and decreases in insurance settlement reserves recorded in Other Current Liabilities. The increase in accrued revenues results from the high energy costs experienced during last winter and the related amounts due from customers in accrued revenues as of September 30, 2003. The Company will recover these amounts from customers, with interest, over the next year. The decrease in Other Current Liabilities reflects a reduction in insurance settlement reserves for the funding of approximately $3.5 million during the nine months ended September 30, 2003 of a major environmental project (See Note 7).

Cash flows from investing activities include capital expenditures for the nine months ended September 30, 2003 which were approximately $16.7 million as compared to $14.4 million during the same period last year, an increase of $2.3 million. This increase is primarily the result of planned expenditures on new electric system supply lines that added needed capacity to the seacoast region of Unitil’s utility service territories and other capital expenditures throughout Unitil’s utility service territories related to customer growth. Capital expenditures for the year 2003 are estimated to be approximately $21.8 million as compared to $20.8 million for 2002. This projection reflects required capital expenditures for utility system expansions, replacements and other improvements.

Cash flows from financing activities include an increase in short-term borrowings of $6.3 million. These proceeds were principally used to repay long-term debt of $3.2 million and to fund the difference between the amounts expended for investing activities and the amounts achieved in cash flow from operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies in which judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant policies, refer to the attached financial statements and Note 1: Summary of Significant Accounting Policies.

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

Newly Issued Pronouncements – Please refer to Note 1 to the Consolidated Financial Statements. “Summary of Significant Accounting Policies” discussed below on page 15.

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

For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE bears a majority of the risk to the VIE’s expected losses, or stands to gain from a majority of the expected returns of the VIE. The party with the majority variable interest is considered to be the primary beneficiary (Primary Beneficiary) of the VIE. As a result, entities that are deemed to be VIE’s in which the Company is identified as the Primary Beneficiary were required to be consolidated beginning in July, 2003. At its Board meeting on October 8, 2003, the FASB decided to defer implementation of this requirement until the fourth quarter of 2003. The Company intends to implement FIN 46 for financial reporting purposes in the fourth quarter of 2003.

The Company has reviewed its investments and affiliations and determined that it has a variable interest in the Unitil Retiree Trust (URT), a special purpose entity established January, 1993. The URT was established to promote and maintain a variety of recreational, cultural, social and welfare (including medical insurance, counseling and health) programs for its members. All retirees of the Company are eligible for membership in the URT. The URT earns fees, used to fund its activities, from the Company and without those fees it is uncertain whether the URT would be able to meet its future obligations to the Company’s retirees and continue to operate on a stand alone basis. The Company has determined that it is the Primary Beneficiary of the URT’s services. The Company anticipates that it will assume the obligations of the URT on a going forward basis and is exploring its options to formalize a new structure in which the funding of these obligations is provided directly by the Company. There are no other entities identified by the Company that qualify as VIE’s under FIN 46.

The URT is an organization of retirees that became effective in 1993, and operates under the direction of an independent Board of Trustees whose voting members are comprised of former employees of the Company. FIN 46 requires that the assets and liabilities of the VIE be measured at fair value and recorded by the Primary Beneficiary. The Company is a regulated enterprise and its financial statements are reported on the accrual basis and in conformity with Generally Accepted Accounting Principles (GAAP) and SFAS 71. As a result of the assumption of the obligations of the URT, the Company is expected to recognize a liability, over 20 years, for the retiree health and welfare benefits previously provided by the URT on the accrual basis in conformity with SFAS No. 106, “Accounting for Postretirement Benefits Other than Pensions,” (PBOP). At June 30, 2003, the Company’s maximum exposure to loss as a result of its relationship with the URT, in the event that the URT could no longer fund its retiree programs, would be limited to the amount of the current and future PBOP liability that may not be recovered in retail rates. However, based on regulatory precedent, the Company believes all of these costs are recoverable as normal utility operating expenses.

The actuarially determined liability for PBOP retiree benefits earned before January 1, 2003, is approximately $28.5 million. This amount is the Company’s transition obligation (Transition Obligation) and the Company has elected, under SFAS 106, to amortize this liability over 20 years. The Company expects to recover the Transition Obligation and the annual PBOP expense recorded by its regulated subsidiaries in retail rates to be established in future rate proceedings in the regulatory jurisdictions where the Company operates. Accordingly, the Company will defer the difference between the recording of PBOP expenses on the accrual basis and the amount of PBOP expenses on the “pay as you go” basis, which the Company currently collects in rates. These deferrals will create Regulatory Assets under SFAS 71 of approximately $2 million annually until the Company completes the regulatory proceedings to establish new retail rates.

During fiscal 2003, the Company adopted Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has determined that adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or in certain instances, as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise SFAS 150 is generally effective with interim periods beginning after June 15, 2003. The Company has determined that adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2003 and September 30, 2002 were 1.74% and 2.28%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2003 and September 30, 2002 were 1.82% and 2.25%, respectively.

MARKET RISK

Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” discussed below on page 25.

REGULATORY MATTERS

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, FG&E implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). As discussed in Note 6 to these Financial Statements, FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with its Restructuring Plan. As of September 30, 2003, competitive suppliers were serving approximately 29% of FG&E’s load, mainly for large industrial customers.

The MDTE approved the rate adjustments pursuant to FG&E’s 2002 Reconciliation Filing for effect on January 1, 2003, subject to investigation. This adjustment resulted in a rate reduction of approximately 4.4% for residential Standard Offer Service (SOS) customers. The reduction is due to a decrease in the SOS fuel adjustment, which does not affect net income. A final MDTE order is pending.

The MDTE approved an increase to FG&E’s SOS fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers was approximately 1.9%, and did not affect net income. A subsequent additional increase to FG&E’s SOS fuel adjustment was approved by the MDTE effective September 1, 2003. The bill increase to residential SOS customers was approximately 3.9%.

In April 2003, the MDTE issued an order addressing costs to be included in default service prices, providers of default service, and procurement and pricing of default service. The MTDE determined that procurement related wholesale costs and direct retail costs (such as bad debts), should be included in the price. Distribution companies will continue to function as default service providers for their customers. In September 2003, the MDTE directed distribution companies to implement quarterly procurement of default service for their medium and large C&I customers. The six-month procurement term for small customers will be replaced with a process in which 50% of supply will be procured semi-annually for twelve month terms. Separate proceedings will be opened for each distribution company to determine the amount of costs to be transferred from base rates to default service rates and the appropriate adjustment to be applied to each rate class’ base rates.

New Hampshire Restructuring – In 2002, the Company’s New Hampshire electric utility subsidiaries, Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and Unitil Power Corp. (Unitil Power), received approval for a comprehensive restructuring proposal from the NHPUC. This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under Unitil’s restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such contract for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. The costs of Transition and Default electric supply service and the costs associated with the sale and divestiture of the Unitil Power power supply portfolio are recovered “at cost” from Unitil’s New Hampshire electric customers through pass through energy supply-related rate reconciliation mechanisms.

In July, 2003, MAEM and its parent, Mirant Corporation, filed for reorganization under Chapter 11 of the bankruptcy code. Under the contract with UES and Unitil Power discussed above, Mirant guarantees the performance by MAEM. Mirant has continued to honor its obligations under its contract with UES and Unitil Power post-petition and has indicated its intent to perform pending a decision to assume or reject the contract under the bankruptcy procedures. UES and Unitil Power have elected to hold back pre-petition amounts due to MAEM of approximately $5.3 million as an offset against an equivalent pre-petition amount due from MAEM to UES and UPC. Mirant has disputed the right of Unitil Power and UES to holdback these amounts but has not sought any relief in the bankruptcy court in this regard. Unitil Power and UES filed a motion with the Bankruptcy Court in September, 2003, requesting that MAEM be required to make a decision to assume or reject the contract by December 1, 2003. The New Hampshire Office of the Consumer Advocate filed in support of the motion of UES and Unitil Power on behalf of our New Hampshire residential ratepayers. MAEM has not yet filed a response to the motion to compel it to assume or reject the agreement. UES and UPC are currently in discussions with MAEM regarding its assumptions of the agreement and the cure of its defaults under the agreement. There can be no assurance that such discussions will lead to MAEM’s assumption of the agreement and cure of such defaults. Should MAEM not assume the agreement, UPC would sell the electricity under those power supply agreements into the New England power market on a short-term basis and would seek to resell the entire portfolio on a long-term basis. The actual stranded costs UES would incur should MAEM not perform under the agreement would likely be different than the $57.6 million which has been approved for recovery by the NHPUC. Should the actual stranded costs exceed $57.6 million, recovery of the excess would be subject to the approval of the NHPUC. Should the NHPUC disallow recovery of some or all of any increased stranded costs, it would adversely affect our financial condition and earnings.

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

As to its gas operations, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE’s May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At September 30, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). A decision is expected sometime later this year or early in 2004.

In September, 2003, FG&E filed its annual cost reconciliation and revised Cost of Gas Adjustment Clause (CGAC) and Local Distribution Adjustment Clause (LDAC) with the MDTE for rates effective November 1, 2003. If approved, the winter bill to a typical residential heating customer will decrease by approximately 3.3% from current summer rates. These decreases are due to lower projected gas commodity costs and do not impact earnings.

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

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requested authority to adjust the Stranded Cost Charge in order to recover fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requested authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings. In regards to the request for an adjustment to the UES Stranded Cost Charge, the NHPUC also issued an order authorizing recovery of its under-collection over a twenty-two month period, with interest, beginning July 1, 2003. In May, 2003, the NHPUC approved an increase in UES’ short-term debt limit on a temporary basis pending further hearings on UES’ financing plans. In September, 2003, the NHPUC approved a Stipulation among UES, the NHPUC Staff and certain other parties resolving all outstanding issues in this docket. The NHPUC Order approved the continuation of the temporary increase in UES’ short-term debt limit until April 30, 2004, and also allowed the receipt by UES of approximately $5-$6 million of additional equity capital based upon a capital contribution from Unitil Corporation, to be used to pay down existing short-term debt of UES.

In June, 2003, the SEC issued an Order authorizing Unitil Corporation and its subsidiaries to increase Unitil Corporation’s short-term borrowing limits from $45 million to $55 million and FG&E’s short-term borrowing limits from $30 million to $35 million through June 30, 2006, the Authorization Period. The increased short-term borrowing limits were authorized with the condition that Unitil Corporation, UES and FG&E maintain a common equity level of at least 30% of its consolidated capitalization during the Authorization Period.

In July, 2003, FG&E filed a petition with the MDTE for authority to issue $10,000,000 in unsecured long term debt at a rate of 6.79%. The MDTE approved the Petition in September, 2003.

In September, 2003, FG&E filed amendments to its Open Access Transmission Tariff (OATT) with the Federal Energy Regulatory Commission (FERC). Under this tariff, FG&E provides transmission service to wholesale customers who request transmission of energy across its system.  FG&E currently has two such customers under its tariff.  FG&E is also a customer of its own tariff, taking transmission service on behalf of its retail customers. In this filing, FG&E proposes to revise its transmission rates to establish a formula based rate and reflect annual cost increases of approximately $260,000. FERC action on the amendments is pending.

In August , 2003, Northeast Utilities filed with FERC to revise its transmission rates to establish and implement a formula based rate, replacing a stated (fixed) rate. The impact of the proposed rate change is an increase in transmission costs of over $600,000 per year for Unitil Power, which will ultimately be passed through to UES. UES recovers its transmission costs through its External Delivery Charge on a fully reconciling basis and therefore changes in this item do not reflect net income. On September 16, 2003, Unitil Power and UES jointly filed a Motion to Intervene and Limited Protest. FERC action on the petition is pending.

ENVIRONMENTAL MATTERS

Former Electric Generating Station – As discussed in Note 7 to these Financial Statements, the Company is remediating environmental conditions at a former electric generating station located at Sawyer Passway, in Fitchburg, Massachusetts. During the first nine months of 2003, expenditures on this project amounted to $3.5 million which was funded from insurance settlement reserves. As of September 30, 2003, net of amounts expended through the third quarter of 2003, the remaining project remediation cost was estimated to be approximately $150,000, which is fully reserved for on the balance sheet.

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's except common shares and per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Operating Revenues
Electric	$ 49,362	$ 45,157	$ 145,448	$ 123,814
Gas	3,269	2,696	21,029	13,452
Other	261	154	846	547

Total Operating Revenues	52,892	48,007	167,323	137,813

Operating Expenses
Fuel and Purchased Power	33,523	31,760	101,425	85,246
Gas Purchased for Resale	1,605	1,390	12,050	7,412
Operation and Maintenance	7,919	6,045	22,175	18,161
Depreciation and Amortization	4,488	3,954	13,752	11,110
Provisions for Taxes:
Local Property and Other	1,201	1,091	3,780	3,476
Federal and State Income	804	457	2,745	2,251

Total Operating Expenses	49,540	44,697	155,927	127,656

Operating Income	3,352	3,310	11,396	10,157
Sale of Non-Utility Investment, net of tax	--	--	--	(82)
Other Non-Operating Expenses	(71)	44	31	135

Income Before Interest Expense	3,423	3,266	11,365	10,104
Interest Expense, Net	1,926	1,825	5,853	5,551

Net Income	1,497	1,441	5,512	4,553
Less: Dividends on Preferred Stock	59	63	177	190

Earnings Applicable to Common Shareholders	$ 1,438	$ 1,378	$ 5,335	$ 4,363

Average Common Shares Outstanding - Basic	4,758,295	4,743,696	4,750,203	4,743,696
Average Common Shares Outstanding - Diluted	4,783,642	4,768,825	4,770,469	4,767,796

Earnings Per Common Share	$ 0.30	$ 0.29	$ 1.12	$ 0.92

Dividends Declared Per Share of Common Stock (Note 2)	$ 0.345	$ 0.345	$ 1.38	$ 1.38

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(000's)
	(UNAUDITED) September 30,		(AUDITED) December 31,

	2003	2002	2002

ASSETS:
Utility Plant:
Electric	$207,302	$ 191,219	$193,152
Gas	46,285	42,255	44,796
Common	27,408	28,566	28,796
Construction Work in Progress	3,244	5,367	5,658

Total Utility Plant	284,239	267,407	272,402
Less: Accumulated Depreciation	91,122	82,491	83,201

Net Utility Plant	193,117	184,916	189,201

Current Assets:
Cash	2,191	4,001	7,160
Accounts Receivable - Less Allowance for
Doubtful Accounts of $709, $536 and $372	17,276	20,583	19,513
Refundable Taxes	262	(21)	4,851
Materials and Supplies	3,664	2,710	2,323
Prepayments	2,917	1,476	1,735
Accrued Revenue	9,200	(218)	4,842

Total Current Assets	35,510	28,531	40,424

Noncurrent Assets:
Regulatory Assets	241,848	143,656	244,011
Prepaid Pension Costs	--	10,861	--
Debt Issuance Costs	1,711	1,775	1,755
Other Noncurrent Assets	4,413	5,530	5,392

Total Noncurrent Assets	247,972	161,822	251,158

TOTAL	$476,599	$ 375,269	$480,783

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(000's)
	(UNAUDITED) September 30,		(AUDITED) December 31,

	2003	2002	2002

CAPITALIZATION AND LIABILITIES:
Capitalization:
Common Stock Equity	$ 73,470	$ 72,781	$ 74,350
Preferred Stock, Non-Redeemable,
Non-Cumulative	225	225	225
Preferred Stock, Redeemable,
Cumulative	3,044	3,349	3,097
Long-Term Debt, Less Current Portion	101,029	104,289	104,226

Total Capitalization	177,768	180,644	181,898

Current Liabilities:
Long-Term Debt, Current Portion	3,257	3,238	3,243
Capitalized Leases, Current Portion	601	843	800
Accounts Payable	13,834	14,234	14,221
Short-Term Debt	42,305	25,745	35,990
Dividends Declared and Payable	1,716	1,761	77
Refundable Customer Deposits	1,415	1,342	1,336
Interest Payable	1,884	1,880	1,311
Other Current Liabilities	4,031	7,081	9,062

Total Current Liabilities	69,043	56,124	66,040

Deferred Income Taxes	51,660	46,552	47,332
Noncurrent Liabilities:
Power Supply Contract Obligations	174,826	83,339	175,657
Capitalized Leases, Less Current Portion	528	2,513	2,534
Other Noncurrent Liabilities	2,774	6,097	7,322

Total Noncurrent Liabilities	178,128	91,949	185,513

TOTAL	$476,599	$ 375,269	$480,783

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's)
(UNAUDITED)
	Nine Months Ended September 30,

	2003	2002

Cash Flow from Operating Activities:
Net Income	$ 5,512	$ 4,553
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	13,752	11,110
Deferred Tax Provision	1,010	(27)
Gain on Sale of Investment, net	––	(82)
Changes in Current Assets and Liabilities:
Accounts Receivable	2,237	(3,450)
Prepayments and other Current Assets	2,066	2,811
Accrued Revenue	(4,358)	1,548
Accounts Payable	(387)	(5,850)
Other Current Liabilities	(4,379)	1,207
Other, net	(1,710)	(4,086)

Cash Provided by Operating Activities	13,743	7,734

Cash Flows from Investing Activities:
Acquisition of Property, Plant and Equipment	(16,662)	(14,388)
Other, net	––	1,535

Cash Used in Investing Activities	(16,662)	(12,853)

Cash Flows from Financing Activities:
Proceeds from Short-Term Debt	6,315	11,945
Repayment of Long-Term Debt	(3,183)	(3,167)
Dividends Paid	(5,102)	(5,122)
Issuance of Common Stock	476	––
Retirement of Preferred Stock	(53)	(35)
Repayment of Capital Lease Obligations	(503)	(577)

Cash Provided By (Used in Financing) Activities	(2,050)	3,044

Net Decrease in Cash	(4,969)	(2,075)
Cash at Beginning of Period	7,160	6,076

Cash at End of Period	$ 2,191	$ 4,001

Supplemental Cash Flow Information:
Interest Paid	$ 6,327	$ 6,462
Income Taxes Refunded	2,581	46

Supplemental Schedule of Noncash Activities:
Capital Leases Incurred	$ 95	$ 198

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNITIL’s SIGNIFICANT ACCOUNTING POLICIES ARE DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITHTHE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003

Nature of Operations – Unitil Corporation (Unitil or the Company) is registered with the Securities and Exchange Commission (SEC) as a public utility holding company under the Public Utility Holding Company Act of 1935 (1935 Act). The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (UES), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources).

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

For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE bears a majority of the risk to the VIE’s expected losses, or stands to gain from a majority of the expected returns of the VIE. The party with the majority variable interest is considered to be the primary beneficiary (Primary Beneficiary) of the VIE. As a result, entities that are deemed to be VIE’s in which the Company is identified as the Primary Beneficiary were required to be consolidated beginning in July, 2003. At its Board meeting on October 8, 2003, the FASB decided to defer implementation of this requirement until the fourth quarter of 2003. The Company intends to implement FIN 46 for financial reporting purposes in the fourth quarter of 2003.

The Company has reviewed its investments and affiliations and determined that it has a variable interest in the Unitil Retiree Trust (URT), a special purpose entity established January, 1993. The URT was established to promote and maintain a variety of recreational, cultural, social and welfare (including medical insurance, counseling and health) programs for its members. All retirees of the Company are eligible for membership in the URT. The URT earns fees, used to fund its activities, from the Company and without those fees it is uncertain whether the URT would be able to meet its future obligations to the Company’s retirees and continue to operate on a stand alone basis. The Company has determined that it is the Primary Beneficiary of the URT’s services. The Company anticipates that it will assume the obligations of the URT on a going forward basis and is exploring its options to formalize a new structure in which the funding of these obligations is provided directly by the Company. There are no other entities identified by the Company that qualify as VIE’s under FIN 46.

The URT is an organization of retirees that became effective in 1993, and operates under the direction of an independent Board of Trustees whose voting members are comprised of former employees of the Company. FIN 46 requires that the assets and liabilities of the VIE be measured at fair value and recorded by the Primary Beneficiary. The Company is a regulated enterprise and its financial statements are reported on the accrual basis and in conformity with Generally Accepted Accounting Principles (GAAP) and SFAS 71. As a result of the assumption of the obligations of the URT, the Company is expected to recognize a liability, over 20 years, for the retiree health and welfare benefits previously provided by the URT on the accrual basis in conformity with SFAS No. 106, “Accounting for Postretirement Benefits Other than Pensions,” (PBOP). At June 30, 2003, the Company’s maximum exposure to loss as a result of its relationship with the URT, in the event that the URT could no longer fund its retiree programs, would be limited to the amount of the current and future PBOP liability that may not be recovered in retail rates. However, based on regulatory precedent, the Company believes all of these costs are recoverable as normal utility operating expenses.

The actuarially determined liability for PBOP retiree benefits earned before January 1, 2003, is approximately $28.5 million. This amount is the Company’s transition obligation (Transition Obligation) and the Company has elected, under SFAS 106, to amortize this liability over 20 years. The Company expects to recover the Transition Obligation and the annual PBOP expense recorded by its regulated subsidiaries in retail rates to be established in future rate proceedings in the regulatory jurisdictions where the Company operates. Accordingly, the Company will defer the difference between the recording of PBOP expenses on the accrual basis and the amount of PBOP expenses on the “pay as you go” basis, which the Company currently collects in rates. These deferrals will create Regulatory Assets under SFAS 71 of approximately $2 million annually until the Company completes the regulatory proceedings to establish new retail rates.

During fiscal 2003, the Company adopted Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has determined that adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or in certain instances, as an asset. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise SFAS 150 is generally effective with interim periods beginning after June 15, 2003. The Company has determined that adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

Reclassifications – Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 2 - DIVIDENDS DECLARED PER SHARE

Declaration	Date	Shareholder of	Dividend
Date	Paid (Payable)	Record Date	Amount

09/26/03	11/14/03	10/31/03	$ 0.345
06/26/03	08/15/03	08/01/03	$ 0.345
03/21/03	05/15/03	05/01/03	$ 0.345
01/16/03	02/15/03	02/01/03	$ 0.345

09/27/02	11/15/02	11/01/02	$ 0.345
06/20/02	08/15/02	08/01/02	$ 0.345
03/21/02	05/15/02	05/01/02	$ 0.345
01/17/02	02/15/02	02/01/02	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the third quarter of 2003, the Company sold 9,242 shares of its Common Stock, at an average price of $25.46 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $235,317 were used to reduce short-term borrowings.

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

During the third quarter of 2002, the Company did not sell any additional shares of its Common Stock.

Details on preferred stock at September 30, 2003, September 30, 2002 and December 31, 2002 are shown below:

(Amounts in Thousands)
	September 30,		December 31,

	2003	2002	2002

Preferred Stock:
Non-Redeemable, Non-Cumulative,
6%, $100 Par Value	$ 225	$ 225	$ 225

Redeemable, Cumulative,
$100 Par Value:
8.70% Dividend Series	215	215	215
5% Dividend Series	--	84	--
6% Dividend Series	--	168	--
8.75% Dividend Series	313	333	333
8.25% Dividend Series	376	385	385
5.125% Dividend Series	922	946	946
8% Dividend Series	1,218	1,218	1,218

Total Redeemable Preferred Stock	3,044	3,349	3,097

Total Preferred Stock	$3,269	$3,574	$3,322

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at September 30, 2003, September 30, 2002 and December 31, 2002 are shown below:

(Amounts in Thousands)

	September 30,		December 31,

	2003	2002	2002

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
Series I, 8.49%, due October 14, 2024	$ 6,000	$ 6,000	$ 6,000
Series J, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series K, 8.00%, due May 1, 2031	7,500	7,500	7,500
Series L, 8.49%, due October 14, 2024	9,000	9,000	9,000
Series M, 6.96%, due September 1, 2028	10,000	10,000	10,000
Series N, 8.00%, due May 1, 2031	7,500	7,500	7,500

Fitchburg Gas and Electric Light Company:
Promissory Notes:
8.55% Notes due March 31, 2004	3,000	6,000	6,000
6.75% Notes due November 30, 2023	19,000	19,000	19,000
7.37% Notes due January 15, 2029	12,000	12,000	12,000
7.98% Notes due June 1, 2031	14,000	14,000	14,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes Due August 1, 2017	6,286	6,527	6,469

Total	104,286	107,527	107,469
Less: Installments due within one year	3,257	3,238	3,243

Total Long-term Debt	$101,029	$104,289	$104,226

NOTE 5 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and nine months ended September 30, 2003 and 2002:

Three Months Ended September 30, 2003 (000's)
	Electric	Gas	Other	Non– Regulated	Eliminations	Total

Revenues	$ 49,362	$ 3,269	$ 7	$ 254		$ 52,892
Segment Profit (Loss)	1,936	(497)	134	(135)		1,438
Identifiable Segment Assets	379,314	82,108	20,456	1,467	(6,746)	476,599
Capital Expenditures	3,414	1,363	259	5		5,041

Three Months Ended September 30, 2002 (000's)

Revenues	$ 45,157	$ 2,696	$ 7	$ 147		$ 48,007
Segment Profit (Loss)	2,220	(635)	(3)	(204)		1,378
Identifiable Segment Assets	283,132	85,497	23,429	1,378	(18,167)	375,269
Capital Expenditures	4,512	917	183	20		5,632

Nine Months Ended September 30, 2003 (000's)
	Electric	Gas	Other	Non- Regulated	Eliminations	Total

Revenues	$145,448	$ 21,029	$ 22	$ 824		$ 167,323
Segment Profit (Loss)	5,016	757	146	(584)		5,335
Identifiable Segment Assets	379,314	82,108	20,456	1,467	(6,746)	476,599
Capital Expenditures	13,462	2,865	320	15		16,662

Nine Months Ended September 30, 2002 (000's)

Revenues	$123,814	$ 13,452	$ 22	$ 525		$ 137,813
Segment Profit (Loss)	5,212	(585)	165	(429)		4,363
Identifiable Segment Assets	283,132	85,497	23,429	1,378	(18,167)	375,269
Capital Expenditures	11,725	2,460	183	20		14,388

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

The Unitil Companies are regulated by various federal and state agencies, including the SEC, the FERC, and state regulatory authorities with jurisdiction over public utilities, including the NHPUC and the MDTE. In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and gas, while continuing to regulate the distribution operations of Unitil’s utility operating subsidiaries. Unitil implemented the restructuring of its electric operations in Massachusetts in 1998 and implemented the final phase of a restructuring settlement for its New Hampshire electric operations on May 1, 2003. Following electric restructuring, the Unitil companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, FG&E implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with the Restructuring Plan. All FG&E distribution customers must pay a transition charge that provides for the recovery of costs associated with FG&E’s power portfolio which were stranded as a result of the divestiture of those assets. The plant and Regulatory Asset balances that will be recovered through the transition charge have been approved by the MDTE as part of FG&E’s annual Reconciliation Filings. The Restructuring Act also requires FG&E to obtain and provide power, through either Standard Offer Service (SOS) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. FG&E must provide SOS through February 2005 at rate levels which guarantee rate reductions required by the Restructuring Act. New distribution customers and customers no longer eligible for SOS are eligible to receive Default Service at prices set periodically based on market solicitations as approved by regulators.

The MDTE approved the rate adjustments pursuant to FG&E’s 2002 Reconciliation Filing for effect on January 1, 2003, subject to investigation. This adjustment resulted in a rate reduction of approximately 4.4% for residential SOS customers. The reduction is due to a decrease in the SOS fuel adjustment, which does not affect net income. A final MDTE order is pending.

The MDTE approved an increase to FG&E’s SOS fuel adjustment, effective May 1, 2003, to reflect a rise in prices for fuel oil and natural gas. The bill increase to residential SOS customers was approximately 1.9%, and did not affect net income. A subsequent additional increase to FG&E’s SOS fuel adjustment was approved by the MDTE effective September 1, 2003. The bill increase to residential SOS customers was approximately 3.9%.

In April 2003, the MDTE issued an order addressing costs to be included in default service prices, providers of default service, and procurement and pricing of default service. The MTDE determined that procurement related wholesale costs and direct retail costs (such as bad debts), should be included in the price. Distribution companies will continue to function as default service providers for their customers. In September 2003, the MDTE directed distribution companies to implement quarterly procurement of default service for their medium and large C&I customers. The six-month procurement term for small customers will be replaced with a process in which 50% of supply will be procured semi-annually for twelve month terms. Separate proceedings will be opened for each distribution company to determine the amount of costs to be transferred from base rates to default service rates and the appropriate adjustment to be applied to each rate class’ base rates.

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

New Hampshire Restructuring – In 2002, the Company’s New Hampshire electric utility subsidiaries, Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and Unitil Power Corp. (Unitil Power), received approval for a comprehensive restructuring proposal from the NHPUC. This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under Unitil’s restructuring plan, Unitil agreed to divest its existing power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM will purchase the entitlements to Unitil Power’s Supply portfolio and provide Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service. The final amount of Unitil Power’s recoverable stranded costs, calculated on the basis of the amounts agreed to be paid by the parties under such contract for the Unitil Power power supply portfolio, was determined to be $108.7 million, with a recovery period of eight years. The costs of Transition and Default electric supply service and the costs associated with the sale and divestiture of the Unitil Power power supply portfolio are recovered “at cost” from Unitil’s New Hampshire electric customers through pass through energy supply-related rate reconciliation mechanisms.

In July, 2003, MAEM and its parent, Mirant Corporation, filed for reorganization under Chapter 11 of the bankruptcy code. Under the contract with UES and Unitil Power discussed above, Mirant guarantees the performance by MAEM. Mirant has continued to honor its obligations under its contract with UES and Unitil Power post-petition and has indicated its intent to perform pending a decision to assume or reject the contract under the bankruptcy procedures. UES and Unitil Power have elected to hold back pre-petition amounts due to MAEM of approximately $5.3 million as an offset against an equivalent pre-petition amount due from MAEM to UES and UPC. Mirant has disputed the right of Unitil Power and UES to holdback these amounts but has not sought any relief in the bankruptcy court in this regard. Unitil Power and UES filed a motion with the Bankruptcy Court in September, 2003, requesting that MAEM be required to make a decision to assume or reject the contract by December 1, 2003. The New Hampshire Office of the Consumer Advocate filed in support of the motion of UES and Unitil Power on behalf of our New Hampshire residential ratepayers. MAEM has not yet filed a response to the motion to compel it to assume or reject the agreement. UES and UPC are currently in discussions with MAEM regarding its assumptions of the agreement and the cure of its defaults under the agreement. There can be no assurance that such discussions will lead to MAEM’s assumption of the agreement and cure of such defaults. Should MAEM not assume the agreement, UPC would sell the electricity under those power supply agreements into the New England power market on a short-term basis and would seek to resell the entire portfolio on a long-term basis. The actual stranded costs UES would incur should MAEM not perform under the agreement would likely be different than the $57.6 million which has been approved for recovery by the NHPUC. Should the actual stranded costs exceed $57.6 million, recovery of the excess would be subject to the approval of the NHPUC. Should the NHPUC disallow recovery of some or all of any increased stranded costs, it would adversely affect our financial condition and earnings.

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

Regional Transmission Organization (RTO): In January 2003, the ISO New England, Inc. announced that it intended to move forward with a New England only RTO. Implementation of an RTO would change current governance of the wholesale power markets in New England since the NEPOOL participants would not have direct input into wholesale power market rules. In October, 2003, a majority (80%) of the NEPOOL Participants Committee voted to not support filing of the package as presented at the meeting. There was also strong support for seeking FERC assistance in the process because much of what is contained in the package is acceptable to the various parties. It is unclear whether the Transmission Owners will unilaterally decide to file the transmission portion of the package with FERC, despite lack of NEPOOL support. It is also unclear whether ISO-New England will unilaterally file their portion of the package with FERC. Because a proposal has not yet been filed with FERC, the impact of an RTO implementation is not fully known at this time.

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

As to its gas operations, FG&E continues to provide a multi-year refund through its Cost of Gas Adjustment Clause in compliance with the MDTE’s May 2001 Order finding that FG&E had over-collected fuel inventory finance charges. At September 30, 2003, the unamortized balance of this refund was $1.2 million. FG&E believes a refund is not justified or warranted and has appealed the MDTE’s ruling to the Massachusetts Supreme Judicial Court (SJC). A decision is expected sometime later this year or early in 2004.

In September, 2003, FG&E filed its annual cost reconciliation and revised Cost of Gas Adjustment Clause (CGAC) and Local Distribution Adjustment Clause (LDAC) with the MDTE for rates effective November 1, 2003. If approved, the winter bill to a typical residential heating customer will decrease by approximately 3.3% from current summer rates. These decreases are due to lower projected gas commodity costs and do not impact earnings.

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

On April 1, 2003, UES filed a Petition with the NHPUC for authority to adjust its Stranded Cost Charge and to issue short-term debt. UES requested authority to adjust the Stranded Cost Charge in order to recover fuel and purchased power under-collection of approximately $8.2 million. The under-collection is due to the increases in fuel prices in 2003. UES also requested authority to increase its short-term debt limits to meet current and future working capital requirements, provide needed financial flexibility and optimize the cost and timing of future long-term financings. In regards to the request for an adjustment to the UES Stranded Cost Charge, the NHPUC also issued an order authorizing recovery of its under-collection over a twenty-two month period, with interest, beginning July 1, 2003. In May, 2003, the NHPUC approved an increase in UES’ short-term debt limit on a temporary basis pending further hearings on UES’ financing plans. In September, 2003, the NHPUC approved a Stipulation among UES, the NHPUC Staff and certain other parties resolving all outstanding issues in this docket. The NHPUC Order approved the continuation of the temporary increase in UES’ short-term debt limit until April 30, 2004, and also allowed the receipt by UES of approximately $5-6 million of additional equity capital based upon a capital contribution from Unitil Corporation, to be used to pay down existing short-term debt of UES.

In June, 2003, the SEC issued an Order authorizing Unitil Corporation and its subsidiaries to increase Unitil Corporation’s short-term borrowing limits from $45 million to $55 million and FG&E’s short-term borrowing limits from $30 million to $35 million through June 30, 2006, the Authorization Period. The increased short-term borrowing limits were authorized with the condition that Unitil Corporation, UES and FG&E maintain a common equity level of at least 30% of its consolidated capitalization during the Authorization Period.

In July, 2003, FG&E filed a petition with the MDTE for authority to issue $10,000,000 in unsecured long term debt at a rate of 6.79%. The MDTE approved the Petition in September, 2003.

In September, 2003, FG&E filed amendments to its Open Access Transmission Tariff (OATT) with the Federal Energy Regulatory Commission (FERC).  Under this tariff, FG&E provides transmission service to wholesale customers who request transmission of energy across its system.  FG&E currently has two such customers under its tariff.  FG&E is also a customer of its own tariff, taking transmission service on behalf of its retail customers. In this filing, FG&E proposes to revise its transmission rates to establish a formula based rate and reflect annual cost increases of approximately $260,000. FERC action on the amendments is pending.

In August, 2003, Northeast Utilities filed with FERC to revise its transmission rates to establish and implement a formula based rate, replacing a stated (fixed) rate. The impact of the proposed rate change is an increase in transmission costs of over $600,000 per year for Unitil Power, which will ultimately be passed through to UES. UES recovers its transmission costs through its External Delivery Charge on a fully reconciling basis and therefore changes in this item do not reflect net income. On September 16, 2003, Unitil Power and UES jointly filed a Motion to Intervene and Limited Protest. FERC action on the petition is pending.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART 2 OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECRUITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

The Company’s past and present operations include activities that are subject to extensive federal and state environmental regulations. The Company believes that there are no material losses reasonably possible in excess of recorded amounts.

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

Former Electric Generating Station – The Company has remediated environmental conditions at a former electric generating station located at Sawyer Passway, which FG&E sold to WRW, a general partnership, in 1983. Rockware International Corporation (Rockware), an affiliate of WRW, acquired rights to the electric equipment in the building and intended to remove, recondition and sell this equipment. During 1985, Rockware demolished several exterior walls of the generating station in order to facilitate removal of certain equipment. The demolition of the walls and the removal of generating equipment resulted in damage to asbestos-containing insulation materials inside the building, which had been intact and encapsulated at the time of the sale of the structure to WRW.

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

By letter dated May 1, 2002, the EPA notified FG&E that it was a Potentially Responsible Party for planned remedial activities at the site and invited FG&E to perform or finance such activities. FG&E and the EPA entered into an Agreement on Consent, whereby FG&E, without an admission of liability, will conducted environmental remedial action to abate and remove asbestos-containing and other hazardous materials. FG&E awarded contracts for all aspects of the abatement work, which is presently nearing completion. FG&E received significant coverage from its insurance carrier. The Company believes that these funds will be sufficient to complete this remediation and that resolution of this matter will not have a material adverse impact on the Company’s financial position.

During the first nine months of 2003, expenditures on this project amounted to $3.5 million which was funded from insurance settlement reserves. As of September 30, 2003, net of amounts expended through the third quarter of 2003, the remaining project remediation cost was estimated to be approximately $150,000, which is fully reserved for on the balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

Unitil Corporation Common Stock Offering — On October 29, 2003, the Company raised approximately $17.1 million (after deducting underwriting discounts and commissions and the estimated expenses of the offering) through the sale of 717,600 shares of its common stock at a price of $25.40 per share in a registered public offering. The offering was increased from an original 520,000 shares to reflect a 20% upsizing of the transaction (104,000 shares) and the exercise of a 15% underwriters’ over-allotment (93,600 shares). The Company will use the proceeds from this offering to make an initial equity infusion of $12 million into its two principal utility operating subsidiaries, Unitil Energy Systems, Inc. (UES) and Fitchburg Gas and Electric Light Company (FG&E) to replace short-term indebtedness incurred to support ongoing investment in utility, and for other general corporate purposes. The amount of the offering is reflected in the Company’s pro-forma capitalization and short-term debt as of September 30, 2003, shown below.

Fitchburg Gas and Electric Light Company Long-Term Notes Issuance — On October 28, 2003, Unitil’s Massachusetts utility subsidiary, FG&E, completed a $10 million private placement of long-term unsecured notes with a major insurance company. The notes have a term of 22 years and a coupon rate of 6.79%. The net proceeds were used to replace short-term indebtedness and are included in the Company’s pro-forma capitalization and short-term debt as of September 30, 2003, shown below.

Had the equity and debt transactions discussed above occurred as of September 30, 2003, the effect on the Company’s capitalization and short-term debt would have been as follows:

September 30, 2003	(Unaudited)

	Historical	Adjustment	Pro-forma

Capitalization:

Common Stock Equity	$ 73,470	$ 17,100	$ 90,570
Preferred Stock, Non-Redeemable,
Non-Cumulative	225		225
Preferred Stock, Redeemable,
Cumulative	3,044		3,044
Long-Term Debt, Less Current Portion	101,029	10,000	111,029

Total Capitalization	$177,768	$ 27,100	$204,868

Short-Term Debt	$ 42,505	$(27,100)	$ 15,405

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

Interest rate risk is discussed above in Part I, Item 2 on page 7.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
10.1	Form of Severance Agreement between the Company and the persons listed at the end of such Agreement	Filed herewith

10.2	Form of Severance Agreement between the Company and the persons listed at the end of such Agreement	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith
31.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	File herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2003 Announcing Pricing of Equity Offering	Filed herewith

99.2	Unitil Corporation Press Release Dated October 28, 2003 Announcing Sale of Long-Term Notes by FG&E	Filed herewith

99.3	Unitil Corporation Press Release Dated October 30, 2003 Announcing Earnings For the Quarter Ended September 30, 2003	Filed herewith

b) Reports on Form 8-K

On August 29, 2003, Unitil Corporation filed a Current Report on Form 8-K reporting that it had filed a registration statement on Form S-3 with the Securities and Exchange Commission covering the proposed issuance of shares of Unitil common stock. In this Form 8-K, Unitil Corporation also noted that, in its registration statement on Form S-3, it disclosed that its wholly owned subsidiary, Fitchburg Gas and Electric Light Company, proposes to issue unsecured promissory notes in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION —————————————— (Registrant)

Date: October 29, 2003	BY: /s/ Mark H. Collin —————————————— Mark H. Collin Chief Financial Officer

Date: October 29, 2003	BY: /s/ Laurence M. Brock —————————————— Laurence M. Brock Controller

EXHIBIT 11.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

COMPUTATION OF EARNINGS PER AVERAGE COMMON SHARE OUTSTANDING
(000‘s except for per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

BASIC EARNINGS PER SHARE	2003	2002	2003	2002

Net Income	$ 1,497	$ 1,441	$ 5,512	$ 4,553
Less: Dividend Requirement
on Preferred Stock	59	63	177	190

Net Income Applicable
to Common Shareholders	$ 1,438	$ 1,378	$ 5,335	$ 4,363

Average Number of Common
Shares Outstanding	4,758,295	4,743,696	4,750,203	4,743,696
Basic Earnings Per Common Share	$ 0.30	$ 0.29	$ 1.12	$ 0.92

	Three Months Ended September 30,		Nine Months Ended September 30,

DILUTED EARNINGS PER SHARE	2003	2002	2003	2002

Net Income	$ 1,497	$ 1,441	$ 5,512	$ 4,553
Less: Dividend Requirement
on Preferred Stock	59	63	177	190

Net Income Applicable
to Common Shareholders	$ 1,438	$ 1,378	$ 5,335	$ 4,363

Average Number of Common
Shares Outstanding	4,783,642	4,768,825	4,770,469	4,767,796

Diluted Earnings per Common Share	$ 0.30	$ 0.29	$ 1.12	$ 0.92