Form 10-Q
period 2004-03-31
UNITIL CORP
filed 2004-04-28
CIK 755001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2004
Common Stock, No par value	5,510,579 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2004

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Earnings - Three Months Ended March 31, 2004 and 2003	13

	Consolidated Balance Sheets, March 31, 2004, March 31, 2003 and December 31, 2003	14-15

	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2004 and 2003	16

	Notes to Consolidated Financial Statements	17-32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

Item 3.	Defaults Upon Senior Securities	Inapplicable

Item 4.	Submission of Matters to a Vote of Security Holders	Inapplicable

Item 5.	Other Information	Inapplicable

Item 6.	Exhibits and Reports on Form 8-K	34

Signatures		35

Exhibit 11	Computation of Earnings per Average Common Share Outstanding	36

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Operating Revenues — Electric

Electric Operating Revenues - Electric Operating Revenues, which represent approximately 80% of Unitil’s total Operating Revenues, decreased by $4.6 million, or 8.9%, in the first three months of 2004 compared to the same period in 2003. Electric Operating Revenues include the recovery of cost of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management in Operating Expenses. Approximately 90% of the Conservation & Load Management expenses are related to electric operations. Electric operating revenues increase or decrease due to changes in Purchased Electricity expenses, Conservation & Load Management expenses and electric sales margin (Electric Operating Revenues less Purchased Electricity and Conservation & Load Management). Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs including power supply buyout costs. Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs.

The Purchased Electricity cost of sales component decreased $5.0 million in the first three months of 2004 compared to the same period in 2003, reflecting lower electric commodity prices. Conservation & Load Management expenses related to electric operations increased $0.4 million, or 97.1% in the first three months of 2004 compared to the same period in 2003, reflecting increased spending on energy efficiency programs that were implemented during the period. The Company recovers the costs of Purchased Electricity and Conservation & Load Management in its rates at cost and therefore changes in these revenues do not impact net income.

Electric sales margin was $13.5 million in the first three months of 2004, a decrease of less than $0.1 million compared to the same period in 2003. Although total kWh unit sales increased 1.1% in the first three months of 2004 compared to the same period in 2003, peak demand billings to large industrial customers decreased 1.0%, resulting in lower period over period margins for these customers.

The following table details total Electric Operating Revenue and Sales Margin for the three months ended March 31, 2004 and 2003:

Electric Operating Revenue and Sales Margin (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Electric Operating Revenue	$47,451	$52,070	(8.9%)
Purchased Electricity	33,212	38,162	(13.0%)
Conservation & Load Management	786	399	97.1%

Electric Sales Margin	$13,453	$13,509	(0.4%)

Kilowatt-hour Sales – Unitil’s total electric kilowatt-hour (kWh) sales increased 1.1% in the first three months of 2004 compared to the same period in 2003. This increase reflects growth in sales to residential and commercial and industrial customer classes driven by customer growth.

Sales to residential customers increased 1.6% in the first three months of 2004 compared to the same period in 2003. Commercial and industrial sales of electricity increased 0.7% in the first three months of 2004 compared to the same period in 2003.

The following table details total kWh sales for the three months ended March 31, 2004 and 2003 by major customer class:

kWh Sales (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Residential	184,878	181,885	1.6%
Commercial/Industrial	270,391	268,540	0.7%

Total	455,269	450,425	1.1%

Operating Revenues - Gas

Gas Operating Revenues – Gas Operating Revenues, which represent approximately 20% of Unitil’s total Operating Revenues, decreased $0.8 million, or 6.2%, in the first three months of 2004 compared to the same period in 2003. Gas Operating Revenues include the recovery of cost of sales, which are recorded as Purchased

Gas, and Conservation & Load Management in Operating Expenses. Approximately 10% of the Company’s total Conservation & Load Management expenses are related to Gas operations. Gas Operating revenues increase or decrease annually due to changes in Purchased Gas costs, Conservation & Load Management costs and gas sales margin (Gas Operating Revenues less Purchased Gas and Conservation & Load Management). Purchased Gas costs include the cost of gas supply as well as the other energy supply related costs. Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the company’s energy efficiency programs.

Purchased Gas decreased $0.8 million, or 9.3%, in the first three months of 2004 compared to the same period in 2003. Approximately 66% of this decrease reflects a decrease of approximately 6.1% in gas unit sales during the period while the remainder reflects lower gas commodity prices. Conservation & Load Management expenses related to gas operations increased less than $0.1 million in the first three months of 2004 compared to the same period in 2003. The Company recovers the costs of Purchased Gas and Conservation & Load Management in its rates at cost and therefore changes in these revenues do not impact net income.

Gas sales margin was $4.2 million in the first three months of 2004, a decrease of less than $0.1 million, or 1.4%, compared to the same period in 2003. This decrease was attributable to lower unit sales, reflecting a milder winter heating season in the first three months of 2004 compared to the same period in 2003.

The following table details total Gas Operating Revenue and Margin for the three months ended March 31, 2004 and 2003:

Gas Operating Revenue and Sales Margin (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Gas Operating Revenue	$11,637	$12,404	(6.2%)
Purchased Gas	7,305	8,055	(9.3%)
Conservation & Load Management	87	44	97.1%

Gas Sales Margin	$4,245	$4,305	(1.4%)

Therm Sales – Unitil’s total firm therm sales of natural gas decreased 6.1% in the first three months of 2004 compared to the same period in 2003, due to a milder winter heating season in 2004 and the continued impact of a poor economy on commercial and industrial customers. Sales to residential customers decreased 5.3% and sales to commercial and industrial customers decreased 6.9% in the first three months of 2004 compared to the same period in 2003.

The following table details total firm therm sales for the three months ended March 31, 2004 and 2003, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Residential	5,801	6,128	(5.3%)
Commercial/Industrial	5,670	6,089	(6.9%)

Total	11,471	12,217	(6.1%)

Operating Revenue - Other

Total Other Revenues increased $0.1 million, or 21.6%, in the first three months of 2004 compared to the same period in 2003. This was primarily the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the last two years:

Other Revenue (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Usource	$405	$325	24.6%
Other	—	8	(100%)

Total Other Revenue	$405	$333	21.6%

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity expenses, recoverable from customers through periodic cost recovery adjustment mechanisms, decreased $5.0 million in the first three months of 2004 compared to the same period in 2003, reflecting lower electric commodity prices. The Company recovers the costs of Purchased Electricity in its rates at cost and therefore changes in these expenses do not impact net income.

Purchased Gas – Purchased Gas expenses includes the cost of gas purchased and manufactured to supply the Company’s total gas energy requirements. Gas supply costs are recoverable from customers through the Cost of Gas Adjustment mechanism. Purchased Gas expenses decreased by $0.8 million, or 9.3% in the first three months of 2004 compared to the same period in 2003. Approximately 66% of this decrease reflects a decrease of approximately 6.1% in gas unit sales during the period while the remainder reflects lower gas commodity prices. The Company recovers the costs of Purchased Gas in its rates at cost and therefore changes in these expenses do not impact net income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense increased $0.1 million, or 1.7%, in the first three months of 2004 compared to the same period in 2003.

This increase reflects higher salaries and compensation expenses, $0.3 million, reflecting normal annual increases, partially offset by lower professional fees and other expenses, ($0.2 million).

Conservation & Load Management - Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s Energy Efficiency programs. Energy Efficiency programs are designed, in conformity with state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 90% of these costs are related to electric operations and 10% to gas operations.

Total Conservation & Load Management expenses increased $0.4 million, or 97.1%, in the first three months of 2004 compared to the same period in 2003 reflecting increased spending on Energy Efficiency programs that were implemented in 2004. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense decreased $0.2 million, or 3.7%, in the first three months of 2004 compared to the same period in 2003, due mainly to the amortization expense on corporate intangible assets in 2003.

Local Property and Other Taxes - Local Property and Other Taxes increased by less than $0.1 million, or 1.9%, in the first three months of 2004 compared to the same period in 2003. This increase was due to increases in payroll and property taxes.

Federal and State Income Taxes - Federal and State Income Taxes increased less than $0.1 million, or 4.6%, in the first three months of 2004 compared to the same period in 2003 reflecting higher pre-tax earnings.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on short- and long-term debt and interest on regulatory liabilities. Interest income is mainly derived from carrying charges on restructuring related stranded costs and other deferred costs recorded as regulatory assets by the Company’s retail distribution utilities as approved by regulators in New Hampshire and Massachusetts. Over the long run, as deferred costs are recovered through rates, the interest costs associated with these deferrals are expected to decrease together with a decrease in interest income.

In the first three months of 2004, Interest Expense, net, decreased by $0.3 million as compared to the same period in 2003. This decrease was primarily the result of a reduction of $0.3 million in short-term interest expense due to lower levels of short-term borrowings, and increased income on regulatory assets of $0.1 million, offset by an increase in long-term interest expense of $0.1 million due to a higher level of long-term debt.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $15.1 million for the three months ended March 31, 2004, an increase of $8.2 million over the same period last year. This increase is due to the positive changes in Working Capital. Recovery of deferred energy costs led to an increase in operating cash of $8.0 million from Accrued Revenues in the first quarter of 2004 compared to the same period in 2003. Changes in Accounts Receivable, Refundable Taxes and Prepayments and Other improved operating cash flows by $5.6 million in the first quarter of 2004 compared to the same period in 2003. Offsetting these positive impacts on operating cash flows were a reduction in deferred taxes of ($3.2 million), principally related to the change in accrued revenue, and a period over period decrease in Accounts Payable of ($3.7 million). Higher net income and all other working capital changes contributed a source of operating cash of $1.5 million, net.

Cash used in investing activities for capital expenditures for the three months ended March 31, 2004 were $4.4 million as compared to $6.0 million during the same period last year, a reduction of $1.6 million. The higher capital expenditures in the first quarter 2003 were mainly due to the construction of a new electric system supply lines from Stratham, NH that added needed capacity to the seacoast region of Unitil’s service territory to accommodate customer growth. In total, 2004 capital expenditures are estimated to be $21.9 million, or equivalent to 2003 capital expenditures. These capital expenditures will be used for utility system expansions, replacements and other improvements.

Cash flows used in financing activities were $11.9 million in the first quarter 2004 compared with $5.5 million in the prior period. Cash used for financing activities in the current period includes a repayment of short-term borrowings of approximately $7.0 million from cash flow from operations. In addition, during the first quarter 2004 the Company repaid long-term debt amounting to $3.1 million, which retired the FG&E 8.55% Notes.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas in the Company-owned retail distribution utilities: Fitchburg Gas and Electric Light Company (FG&E), and Unitil Energy Systems, Inc. (UES). Both FG&E and UES are subject to regulation by the Federal Energy Regulatory Commission (FERC) and FG&E is regulated by the Massachusetts Department of Telecommunications and Energy (MDTE) and UES is regulated by the New Hampshire Public Utilities Commission (NHPUC). Accordingly, the Company uses the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered or refunded in future electric and gas retail rates.

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

If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71. If unable to continue to apply the provisions of

SFAS No. 71, the Company would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71.” In management’s opinion, the Company’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Consolidation - In accordance with current accounting pronouncements, the Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation. During 2003, the Company assumed the obligations of the former Unitil Retiree Trust (URT). URT was an organization of retirees, that became effective in 1993 and operated under the direction of an independent board of trustees, whose voting members were comprised of former employees of the Company. URT was dissolved in the fourth quarter of 2003, by a vote of its trustees. URT met the classification criteria as a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. 46, issued in January 2003, and revised Interpretation No. 46, issued in December 2003 (FIN 46), “Consolidation of Variable Interest Entities,” which requires companies to consolidate the results of entities over which it has significant control with its own results, whether or not there is a majority controlling ownership standard that is met. The Company determined it had a variable interest in URT. Further, under FIN 46, the Company is required to consolidate all entities that are considered to have a non-independent relationship with the Company and the Company is required to disclose those relationships and associated transactions in its financial statements. The Company has reviewed its investments and affiliations and, with the dissolution of URT and the assumption of the obligations of the former URT by the Company, there are no other entities identified by the Company that qualify as VIE’s under FIN 46.

Utility Revenue Recognition - Regulated utility revenues are based on rates approved by state and federal regulatory commissions. These regulated rates are applied to customers’ accounts based on their actual or estimated use of energy. Energy sales to customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

Allowance for Uncollectible Accounts - The Company recognizes a Provision for Uncollectible Accounts as a percent of revenues each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Uncollectible Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. Evaluating the adequacy of the Allowance for Uncollectible Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when State regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Uncollectible Accounts to maintain an adequate Allowance for Uncollectible Accounts balance.

Pension and Postretirement Benefit Obligations - The Company has a defined benefit pension plan covering substantially all its employees and also provides certain other post-retirement benefits (OPEB), primarily medical and life insurance benefits to retired employees. The Company also has a Supplemental Executive Retirement Plan (SERP) covering certain executives of the Company. The Company accounts for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.” In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. For each of these plans, the development of the benefit obligation, fair value of plan assets, funded status and net periodic benefit cost is based on several significant assumptions. The Company’s reported costs of providing pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Pension and OPEB costs (collectively

“postretirement costs”) are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s consolidated financial statements. Approximately 40% of the Company’s net pension expense is capitalized as capital additions to utility plant.

Income Taxes - Income tax expense is calculated in each of the jurisdictions in which the Company operates for each period for which a statement of income is presented. This process involves estimating the Company’s actual current tax liabilities as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must also assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, deferred tax assets and liabilities and valuation allowances. The Company accounts for deferred taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company does not currently have any valuation allowances against its recorded deferred tax amounts.

Depreciation - Depreciation expense is calculated based on an asset’s useful life, and judgment is involved when estimating the useful lives of certain assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets.

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2004, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Capital Requirements and Liquidity section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements’ in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2004 and March 31, 2003 were 1.55% and 1.87%, respectively.

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

REGULATORY MATTERS

PLEASE ALSO REFER TO NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 OF THIS REPORT FOR A DETAILED DISCUSSION OF REGULATORY MATTERS.

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

New Hampshire Restructuring – In 2002, UES’ predecessor companies, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), received approval for a comprehensive restructuring proposal from the NHPUC. This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under the New Hampshire restructuring plan, Unitil Power agreed to divest its existing long-term power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM purchased the entitlements to Unitil Power’s long-term power supply portfolio and provided Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to future reconciliation or review. As of March 31, 2004, UES had recorded on its balance sheets $88.4 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are expected to be recovered over a period of approximately 8 years. UES does not earn carrying charges on these Power Supply Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power buyout obligations and their recovery in rates from UES’s customers.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. These rates are proposed to become effective on May 1, 2004. The net impact of all proposed rate changes for effect on May 1, 2004 (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) is a decrease of 1.4 percent. In this filing, UES is also seeking an accounting order to defer and amortize transaction and issuance costs associated with the reorganization of Concord Electric Company into Exeter & Hampton Electric Company to form UES.

Wholesale Power Market Restructuring – FG&E, Unitil Power, and UES are members of NEPOOL. NEPOOL was formed in 1971 to assure reliable operation of the bulk power system in the most economic manner for the region. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with and subject to the jurisdiction of the FERC. Under the NEPOOL Agreement and the NEPOOL Open Access Transmission Tariff (OATT), to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The

NEPOOL Agreement and the OATT impose generating capacity and reserve obligations, and provide for the use of major transmission facilities and support payments associated therewith. The most notable benefits of NEPOOL are coordinated power system operation in a reliable manner and a supportive business environment for the development of a competitive electric marketplace. The regional bulk power system is operated by an independent corporate entity, the ISO-NE, in order to avoid any opportunity for conflicting financial interests between the system operator and the market-driven participants.

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

On March 1, 2003, ISO-NE implemented a Standard Market Design (SMD) that is intended to improve the ability to trade power between New England and other regions throughout the northeast. On October 31, 2003, ISO-NE and the major transmission owners in New England filed with the FERC to form a Regional Transmission Organization (RTO) with a proposed effective date not earlier than March 1, 2004. The filing eliminates NEPOOL as an organization and requires all current NEPOOL members to be part of the RTO system. On March 24, 2004, FERC issued an order accepting the RTO proposal of the New England transmission owners and ISO-NE. In its order, FERC granted the request of UES and FG&E to be allowed to provide wholesale transmission services on a similar basis to other wholesale services provided by transmission owners in New England.

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FGE and UES have intervened in the proceeding. Both FG&E and UES are located in a non-constrained area of the power pool which should have modest LICAP prices for several years under the filed proposal. ISO-NE also requested that FERC indicate what market entities should have the long-term obligation to contract for LICAP and recommended that the obligation should be the responsibility of distribution utilities. FG&E and UES commented that this question has significant implications on state retail choice programs and potentially on financial assurance issues for the distribution companies.

SMD, the formation of an RTO, LICAP and other wholesale market changes are not expected to have a material impact on Unitil’s operations because of the cost recovery mechanisms for wholesale energy costs approved by state regulators.

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

On December 15, 2003, FG&E filed a request to defer and record, as a regulatory asset or liability, the difference between the level of pension and Post Retirement Benefits Other than Pension (PBOP) expenses that are included in its base rates and the amounts that are required to be booked in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. The MDTE issued an order on February 5, 2004 approving FG&E’s request for this accounting order to defer these costs.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposes an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004.

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. Gas costs are projected to be approximately 2.3 percent lower on average than current rates. The temporary refund which reduced rates in February, March and April will cease, however, resulting in a net average increase to customers of 8.6 percent.

In March 2003, the MDTE opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its electric default service solicitations in September 2001 and March 2002, and Enermetrix earned approximately $19,000 in fees from these transactions. In Management’s view, these successful solicitations ultimately resulted in significant lower default service costs to FG&E’s customers. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. FG&E and the Attorney General have completed briefing the case and an MDTE decision is pending. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the Company.

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and approved the new tariff effective October 28, 2003, subject to refund. On January 22, 2004, the Settlement Judge formally terminated the settlement discussions, and established a schedule for formal hearings beginning on August 24, 2004. The Company continues to have informal settlement discussions with NU. Further action on the NU filing is currently pending before FERC. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by state regulators.

ENVIRONMENTAL MATTERS

Sawyer Passway MGP Site – As discussed in Note 7 to Financial Statements included in this report, the Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. Work performed in 2002 was associated with the five-year review of the Temporary Solution submittal (Class C Response Action Outcome) under the Massachusetts Contingency Plan that was filed for the site in 1997. Completion of this work has confirmed the Temporary Solution status of the site for an additional five years. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

Item 1.	Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Operating Revenues
Electric	$47,451	$52,070
Gas	11,637	12,404
Other	405	333

Total Operating Revenues	59,493	64,807

Operating Expenses
Purchased Electricity	33,212	38,162
Purchased Gas	7,305	8,055
Operation and Maintenance	5,965	5,864
Conservation & Load Management	873	443
Depreciation and Amortization	4,764	4,948
Provisions for Taxes:
Local Property and Other	1,410	1,384
Federal and State Income	1,338	1,279

Total Operating Expenses	54,867	60,135

Operating Income	4,626	4,672
Non-Operating Expenses	42	51

Income Before Interest Expense	4,584	4,621
Interest Expense, Net	1,778	2,082

Net Income	2,806	2,539
Less Dividends on Preferred Stock	59	60

Earnings Applicable to Common Shareholders	$2,747	$2,479

Average Common Shares Outstanding – Basic	5,494,255	4,743,696
Average Common Shares Outstanding – Diluted	5,517,351	4,763,229
Earnings Per Common Share (Basic and Diluted)	$0.50	$0.52
Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31,
	2004	2003	2003
ASSETS:
Utility Plant:
Electric	$211,138	$198,030	$209,288
Gas	48,880	45,137	48,700
Common	27,720	28,982	27,441
Construction Work in Progress	3,583	4,781	3,228

Total Utility Plant	291,321	276,930	288,657
Less: Accumulated Depreciation	95,306	85,403	93,592

Net Utility Plant	196,015	191,527	195,065

Current Assets:
Cash	2,560	2,581	3,766
Accounts Receivable – Net of Allowance for Doubtful Accounts of $511, $594 and $541	19,159	22,645	17,461
Accrued Revenue	7,272	10,078	10,029
Refundable Taxes	(341)	2,025	3,816
Materials and Supplies	2,184	2,124	2,861
Prepayments	3,132	1,617	6,146

Total Current Assets	33,966	41,070	44,079

Noncurrent Assets:
Regulatory Assets	220,115	255,753	227,528
Prepaid Pension Costs	10,818	—	10,972
Debt Issuance Costs	1,822	1,735	1,844
Other Noncurrent Assets	5,159	4,883	4,389

Total Noncurrent Assets	237,914	262,371	244,733

TOTAL	$467,895	$494,968	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31,
	2004	2003	2003
CAPITALIZATION AND LIABILITIES:
Capitalization:
Common Stock Equity	$92,035	$73,613	$92,805
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,044	3,068	3,044
Long-Term Debt, Less Current Portion	110,892	101,162	110,961

Total Capitalization	206,196	178,068	207,035

Current Liabilities:
Long-Term Debt, Current Portion	268	3,247	3,263
Capitalized Leases, Current Portion	525	719	567
Accounts Payable	16,156	19,049	15,024
Short-Term Debt	15,430	35,500	22,410
Dividends Declared and Payable	1,971	1,707	70
Refundable Customer Deposits	1,425	1,338	1,429
Interest Payable	2,020	1,880	1,356
Other Current Liabilities	4,567	6,548	4,254

Total Current Liabilities	42,362	69,988	48,373

Deferred Income Taxes	56,152	54,134	56,900
Noncurrent Liabilities:
Power Supply Contract Obligations	159,897	187,969	167,341
Capitalized Leases, Less Current Portion	297	2,394	403
Other Noncurrent Liabilities	2,991	2,415	3,825

Total Noncurrent Liabilities	163,185	192,778	171,569

TOTAL	$467,895	$494,968	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash Flow from Operating Activities:
Net Income	$2,806	$2,539
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	4,764	4,948
Deferred Tax Provision	(1,409)	1,745
Changes in Current Assets and Liabilities:
Accounts Receivable	(1,698)	(3,132)
Accrued Revenue	2,757	(5,236)
Refundable Taxes	4,157	2,826
Materials and Supplies	677	199
Prepayments and Other	3,014	118
Accounts Payable	1,132	4,828
Interest Payable	664	569
Other Current Liabilities	313	(2,514)
Other, net	(2,111)	(101)

Cash Provided by Operating Activities	15,066	6,789

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(4,367)	(5,865)

Cash Used in Investing Activities	(4,367)	(5,865)

Cash Flows from Financing Activities:
Repayment of Short-Term Debt	(6,980)	(490)
Repayment of Long-Term Debt	(3,064)	(3,060)
Dividends Paid	(1,957)	(1,703)
Issuance of Common Stock	244	—
Retirement of Preferred Stock	—	(29)
Repayment of Capital Lease Obligations	(148)	(221)

Cash Provided By (Used in Financing) Activities	(11,905)	(5,503)

Net Decrease in Cash	(1,206)	(4,579)
Cash at Beginning of Period	3,766	7,160

Cash at End of Period	$2,560	$2,581

Supplemental Cash Flow Information:
Interest Paid	$1,603	$1,737
Income Taxes Refunded	1,333	2,936

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNITIL’S SIGNIFICANT ACCOUNTING POLICIES ARE DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 27, 2004.

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

Basis of Presentation

Principles of Consolidation - In accordance with current accounting pronouncements, the Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation. During 2003, the Company assumed the obligations of the former Unitil Retiree Trust (URT). URT was an organization of retirees, that became effective in 1993 and operated under the direction of an independent board of trustees, whose voting members were comprised of former employees of the Company. URT was dissolved in the fourth quarter of 2003, by a vote of its trustees. URT met the classification criteria as a variable interest entity (VIE) under Financial Accounting Standards Board (FASB) Interpretation No. 46, issued in January 2003, and revised Interpretation No. 46, issued in December 2003 (FIN 46), “Consolidation of Variable Interest Entities,” which requires companies to consolidate the results of entities over which it has significant control with its own results, whether or not there is a majority controlling ownership standard that is met. The Company determined it had a variable interest in URT. Further, under FIN 46, the Company is required to consolidate all entities that are considered to have a non-independent relationship with the Company and the Company is required to disclose those relationships and associated transactions in its financial statements. The Company has reviewed its investments and affiliations and, with the dissolution of URT and the assumption of the obligations of the former URT by the Company, there are no other entities identified by the Company that qualify as VIE’s under FIN 46.

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas in the Company-owned retail distribution utilities: FG&E and UES. Both FG&E and UES are subject to regulation by the Federal Energy Regulatory Commission (FERC) and FG&E is regulated by the Massachusetts Department of Telecommunications and Energy (MDTE) and UES is regulated by the New Hampshire Public Utilities Commission (NHPUC). Accordingly, the Company uses the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered in future electric and gas retail rates.

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

If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of SFAS No. 71. If unable to continue to apply the provisions of SFAS No. 71, the Company would be required to apply the provisions of SFAS No. 101, “Regulated Enterprises – Accounting for the Discontinuation of Application of Financial Accounting Standards Board Statement No. 71.” In management’s opinion, the Company’s regulated subsidiaries will be subject to SFAS No. 71 for the foreseeable future.

Cash – Cash includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits.

Goodwill and Intangible Assets – The Company does not have any goodwill recorded on its balance sheet as of March 31, 2004. There are no significant intangible assets recorded by the Company at March 31, 2004. Therefore, the Company is not currently involved in making estimates or seeking valuations of these items.

Off-Balance Sheet Arrangements – As of March 31, 2004, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office and other equipment under operating leases and, in management’s opinion, the amount of these transactions is not material.

Investments and Trading Activities – During the year, the Company does invest in U.S. Treasuries and short-term investments which traditionally have very little fluctuation in fair value. The Company does not engage in investing or trading activities involving non-exchange traded contracts or other instruments where a periodic analysis of fair value would be required for book accounting purposes.

Utility Revenue Recognition - Regulated utility revenues are based on rates approved by federal and state regulatory commissions. These regulated rates are applied to customers’ accounts based on their actual or estimated use of energy. Energy sales to customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

Revenue Recognition - Non-regulated Operations - Usource, Unitil’s competitive energy brokering subsidiary, records energy brokering revenues based upon the estimated amount of electricity and gas delivered to customers through the end of the accounting period.

Allowance for Uncollectible Accounts - The Company recognizes a Provision for Uncollectible Accounts as a percent of revenues each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Uncollectible Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. Evaluating the adequacy of the Allowance for Uncollectible Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when State regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Uncollectible Accounts to maintain an adequate Allowance for Uncollectible Accounts balance.

Pension and Postretirement Benefit Obligations - The Company has a defined benefit pension plan covering substantially all its employees and also provides certain other post-retirement benefits (OPEB), primarily medical and life insurance benefits to retired employees. The Company also has a Supplemental Executive Retirement Plan (SERP) covering certain executives of the Company. The Company accounts for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.” In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. For each of these plans, the development of the benefit obligation, fair value of plan assets, funded status and net periodic benefit cost is based on several significant assumptions. The Company’s reported costs of providing pension and OPEB benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Pension and OPEB costs (collectively “postretirement costs”) are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s consolidated financial statements. Approximately 40% of the Company’s net pension expense is capitalized as capital additions to utility plant.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and requires disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2004, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Capital Requirements and Liquidity section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. The Company does not account separately for negative salvage, or cost of retirement obligations as defined in SFAS No. 143, “Accounting for Asset Retirement Obligations”, discussed in more detail below in “Recently Issued Pronouncements”. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, depreciation amounts to provide for future negative salvage value.

Depreciation and Amortization – Depreciation expense is calculated based on an asset’s useful life, and judgment is involved when estimating the useful lives of certain assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets.

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

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recently performed work on two environmental remediation projects, the Sawyer Passway MGP Site and the Former Electric Generating Station. The Company has or will recover substantially all of the cost of the work performed to date from customers or from its insurance carriers. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of March 31, 2004, there are no material losses that would require additional liability reserves to be recorded. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Stock-based Employee Compensation - Unitil accounts for stock-based employee compensation currently using the fair value based method.

Income Taxes – Income tax expense is calculated in each of the jurisdictions in which the Company operates for each period for which a statement of income is presented. This process involves estimating the Company’s actual current tax liabilities as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company must also assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, deferred tax assets and liabilities and valuation allowances. The Company accounts for deferred taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company does not currently have any valuation allowances against its recorded deferred tax amounts.

Dividends – The Company is currently paying a dividend at an annual rate of $1.38 per common share. The Company’s dividend policy is reviewed annually by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

Recently Issued Pronouncements - In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes new accounting and reporting standards for legal obligations associated with retiring tangible long-lived assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. The Company currently accounts for all of the costs of its long lived-assets, including the cost of removal to replace these assets, in accordance with guidelines published by the FERC for Utility plant accounting. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. Consistent with regulatory utility accounting guidance, the Company does not account separately for negative salvage, or cost of retirement obligations as defined in SFAS No. 143. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, depreciation amounts to provide for future negative salvage value.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” and in December 2003 issued a revised Interpretation No. 46, (together, FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and replaces the current accounting guidance relating to the consolidation of certain special purpose entities (SPE’s). FIN 46 requires identification of the Company’s participation in variable interest entities (VIE’s) established on the basis of contractual, ownership or other monetary interests. A VIE is defined as an entity in which the equity investors do not have a controlling interest and the equity investment at risk is insufficient to fund future activities to permit the VIE to operate on a stand alone basis without receiving additional financial support.

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

In the fourth quarter of 2003, URT was dissolved by a vote of its trustees and the Company assumed the obligations of URT as of October 1, 2003. At October 1, 2003, the Transition Obligation for benefits previously provided by URT was $29.2 million and this obligation is being recognized on a delayed basis over the average remaining service period of active participants, not to exceed 20 years. In addition, the Company made payments of $0.3 million, in the three month period ending March 31, 2003, to the Unitil Retiree Trust. There are no other entities identified by the Company that qualify as VIE’s under FIN 46.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/31/04	05/14/04	04/30/04	$0.345
01/15/04	02/13/04	01/30/04	$0.345
09/26/03	11/14/03	10/31/03	$0.345
06/26/03	08/15/03	08/01/03	$0.345
03/21/03	05/15/03	05/01/03	$0.345
01/16/03	02/15/03	02/01/03	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first quarter of 2004, the Company sold 9,130 shares of its Common Stock, at an average price of $26.73 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $244,020 were used to reduce short-term borrowings.

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

During the first quarter of 2003, the Company did not sell any additional shares of its Common Stock.

Details on preferred stock at March 31, 2004, March 31, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31,
	2004	2003	2003
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
UES Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	215	215	215
8.75% Series, $100 Par Value	314	314	314
8.25% Series, $100 Par Value	375	375	375
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	922	946	922
8.00% Series, $100 Par Value	1,218	1,218	1,218

Total Preferred Stock	$3,269	$3,293	$3,269

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at March 31, 2004, March 31, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31,
	2004	2003	2003
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000
Fitchburg Gas and Electric Light Company:
Long-Term Notes:
8.55% Notes, Due March 31, 2004	—	3,000	3,000
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	—	10,000
Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	6,160	6,409	6,224

Total	111,160	104,409	114,224
Less: Installments due within one year	268	3,247	3,263

Total Long-term Debt	$110,892	$101,162	$110,961

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2004 and March 31, 2003:

Three Months Ended March 31, 2004 (000’s)	Electric	Gas	Other	Non-Regulated	Eliminations	Total
Revenues	$47,451	$11,637	$—	$405		$59,493
Segment Profit (Loss)	1,555	1,189	79	(76)		2,747
Identifiable Segment Assets	372,693	83,864	23,955	1,458	(14,075)	467,895
Capital Expenditures	3,701	479	187	—		4,367

Three Months Ended March 31, 2003 (000’s)
Revenues	$52,070	$12,404	$8	$325		$64,807
Segment Profit (Loss)	1,304	1,312	85	(222)		2,479
Identifiable Segment Assets	388,148	84,445	21,314	1,710	(649)	494,968
Capital Expenditures	5,471	349	44	1		5,865

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2002 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 2003.

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

In connection with industry restructuring and the implementation of retail choice for our customers in New Hampshire and Massachusetts, Unitil Power divested of its long-term power supply contracts and FG&E divested of its long-term power supply contracts and owned generation assets. Unitil Power divested its long-term power supply contracts to a subsidiary of Mirant Corporation (Mirant) and FG&E divested its owned generation assets and long-term power supply contracts to Select Energy, Inc. (Select Energy). Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios as a result of electric industry restructuring.

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

UES and FG&E have secured regulatory approval from both New Hampshire and Massachusetts state regulators for the recovery of approximately $195 million of power supply-related stranded costs and other restructuring-related regulatory assets principally over the next 6 to 8 years. Also, we have implemented comprehensive customer and financial information systems to accommodate the transition to competitive energy markets and retail choice.

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

The Restructuring Act also requires FG&E to purchase and provide power as the default service provider, through either Standard Offer Service (SOS) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. FG&E must provide SOS through February 2005 at rate levels which provide rate reductions as required by the Restructuring Act. New distribution customers and customers no longer eligible for SOS are eligible to receive Default Service at prices set periodically based on market solicitations as approved by regulators. As of March 31, 2004, competitive suppliers were serving approximately 20 percent of FG&E’s load, primarily for FG&E’s largest customers.

As a result of the restructuring and the divestiture of FG&E’s owned generation assets, FG&E recorded stranded generation-related costs as Regulatory Assets. These stranded generation-related Regulatory Assets are being amortized and recovered through the year 2009. FG&E earns carrying charges on the unamortized balance of these stranded generation-related Regulatory Assets. In addition, as a result of restructuring legislation in Massachusetts, the total rate FG&E may charge for the combination of distribution service, stranded costs and purchase power costs is subject to an inflation adjusted total rate cap for a seven year period, which began in March 1998. Any unrecovered balance of purchased power costs and stranded costs as a result of the total rate cap is deferred for future rate recovery as a Regulatory Asset. These deferred costs also earn carrying charges until their subsequent recovery in future periods. The value of FG&E’s generation-related Regulatory Assets and deferred cost Regulatory Assets was approximately $32.2 million and $29.1 million, respectively at March 31, 2004 and March 31, 2003, and are expected to be recovered in FG&E’s rates principally over the next 6 to 8 years. In addition, as of March 31, 2004, FG&E had recorded on its balance sheets $71.5 million as Power

Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts. FG&E does not earn a carrying charge on this power supply component of Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power contract obligations and their recovery in rates from FG&E’s customers.

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

New Hampshire Restructuring – In 2002, UES’ predecessor companies, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), received approval for a comprehensive restructuring proposal from the NHPUC. This approved proposal included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under the New Hampshire restructuring plan, Unitil Power agreed to divest its existing long-term power supply portfolio and conduct a solicitation for new power supplies from which to meet UES’ ongoing Transition and Default Service obligations in order to implement customer choice for UES’ customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM purchased the entitlements to Unitil Power’s long-term power supply portfolio and provided Transition and Default Service to the customers of UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to future reconciliation or review. As of March 31, 2004, UES had recorded on its balance sheets $88.4 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are expected to be recovered principally over a period of approximately 8 years. UES does not earn carrying charges on these Power Supply Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power buyout obligations and their recovery in rates from UES’s customers.

In July 2003, MAEM and its parent, Mirant Corporation (Mirant), filed for reorganization under Chapter 11 of the bankruptcy code. Under the contract with UES and Unitil Power discussed above, Mirant guaranteed the performance by MAEM. Unitil Power and UES filed a motion with the Bankruptcy Court in September 2003, requesting that MAEM be required to make a decision to assume or reject the contract by December 1, 2003. On November 14, 2003, MAEM, Unitil Power and UES filed a Settlement with the bankruptcy court. Under the terms of the Settlement, MAEM agreed to assume and continue to fulfill its power purchase and sale obligations under the contract, to cure all pre-petition obligations, and to settle certain other disputes. UES and Unitil Power agreed to accelerate the payment of amounts held back from MAEM. On December 10, 2003, the settlement was approved by the federal bankruptcy court and MAEM is continuing to fulfill its obligations under the Mirant Agreement.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. These rates are proposed to become effective on May 1, 2004. The net impact of all proposed rate changes for effect on May 1, 2004 (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) is a decrease of 1.4 percent. In this filing, UES is also seeking an accounting order to defer and amortize transaction and issuance costs associated with the reorganization of Concord Electric Company into Exeter & Hampton Electric Company to form UES.

Wholesale Power Market Restructuring – FG&E, Unitil Power, and UES are members of NEPOOL. NEPOOL was formed in 1971 to assure reliable operation of the bulk power system in the most economic manner for the region. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with and subject to the jurisdiction of the FERC. Under the NEPOOL Agreement and the NEPOOL Open Access Transmission Tariff

(OATT), to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The NEPOOL Agreement and the OATT impose generating capacity and reserve obligations, and provide for the use of major transmission facilities and support payments associated therewith. The most notable benefits of NEPOOL are coordinated power system operation in a reliable manner and a supportive business environment for the development of a competitive electric marketplace. The regional bulk power system is operated by an independent corporate entity, the ISO-NE, in order to avoid any opportunity for conflicting financial interests between the system operator and the market-driven participants.

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

On March 1, 2003, ISO-NE implemented a Standard Market Design (SMD) that is intended to improve the ability to trade power between New England and other regions throughout the northeast. On October 31, 2003, ISO-NE and the major transmission owners in New England filed with the FERC to form a Regional Transmission Organization (RTO) with a proposed effective date not earlier than March 1, 2004. The filing eliminates NEPOOL as an organization and requires all current NEPOOL members to be part of the RTO system. On March 24, 2004, FERC issued an order accepting the RTO proposal of the New England transmission owners and ISO-NE. In its order, FERC granted the request of UES and FG&E to be allowed to provide wholesale transmission services on a similar basis to other wholesale services provided by transmission owners in New England.

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FGE and UES have intervened in the proceeding. Both FG&E and UES are located in a non-constrained area of the power pool which should have modest LICAP prices for several years under the filed proposal. ISO-NE also requested that FERC indicate what market entities should have the long-term obligation to contract for LICAP and recommended that the obligation should be the responsibility of distribution utilities. FG&E and UES commented that this question has significant implications on state retail choice programs and potentially on financial assurance issues for the distribution companies.

SMD, the formation of an RTO, LICAP and other wholesale market changes are not expected to have a material impact on Unitil’s operations because of the cost recovery mechanisms for wholesale energy costs approved by state regulators.

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

On December 15, 2003, FG&E filed a request to defer and record, as a regulatory asset or liability, the difference between the level of pension and Post Retirement Benefits Other than Pension (PBOP) expenses that are included in its base rates and the amounts that are required to be booked in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. The MDTE issued an order on February 5, 2004 approving FG&E’s request for this accounting order to defer these costs.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposes an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004.

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. Gas costs are projected to be approximately 2.3 percent lower on average than current rates. The temporary refund which reduced rates in February, March and April will cease, however, resulting in a net average increase to customers of 8.6 percent.

In March 2003, the MDTE opened an investigation into FG&E’s dealings with Enermetrix, Inc. (Enermetrix). Enermetrix provides an internet-based energy auction service that is used by utilities to post their natural gas and electric power needs for bids. FG&E used the Enermetrix Exchange to post its electric default service solicitations in September 2001 and March 2002, and Enermetrix earned approximately $19,000 in fees from these transactions. In Management’s view, these successful solicitations ultimately resulted in significant lower default service costs to FG&E’s customers. At the time of these solicitations, FG&E’s parent, Unitil Corporation, had an approximately 9% ownership interest in Enermetrix. The MDTE is investigating whether FG&E is in compliance with relevant statutes and regulations pertaining to transactions with affiliated companies and the MDTE’s Order setting forth the requirements for the pricing and procurement of default service. FG&E and the Attorney General have completed briefing the case and an MDTE decision is pending. Management believes the outcome of this matter will not have a material adverse effect on the financial position of the Company.

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and approved the new tariff effective October 28, 2003, subject to refund. On January 22, 2004, the Settlement Judge formally terminated the settlement discussions, and established a schedule for formal hearings beginning on August 24, 2004. The Company continues to have informal settlement discussions with NU. Further action on the NU filing is currently pending before FERC. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by state regulators.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 27, 2004.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company is in general compliance with all applicable environmental and safety laws and regulations, and Management believes that as of March 31, 2004, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Former Electric Generating Station – During the fourth quarter of 2003, the Company completed an environmental remediation project at a former electric generating station located at Sawyer Passway.

Note 8: Pension and Postretirement Benefit Plans

The Company provides certain pension and postretirement benefit plans for its retirees and current employees including defined benefit plans, postretirement health and welfare plans, a supplemental executive retirement plan and an employee 401(k) savings plan.

Defined Benefit Pension Plan – The Company sponsors the Unitil Corporation Retirement Plan (the Plan), a defined benefit pension plan covering substantially all its employees. Under the Plan retirement benefits are based upon an employee’s level of compensation and length of service. The Company records annual expense and accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

The following tables show the components of net periodic pension cost (income), (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended March 31,
Components of NPPC (000’s)	2004	2003
Service Cost	$325	$287
Interest Cost	757	735
Expected Return on Plan Assets	(848)	(893)
Amortization of Prior Service Cost	25	26
Amortization of Net (Gain) Loss	236	122

Subtotal NPPC	495	277
Amounts Capitalized and Deferred	(290)	(190)

NPPC Recognized	$205	$87

Included in the 2004 amount above for Amounts Capitalized and Deferred is $143 thousand deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amount in 2004 and the amount in 2003 represent amounts capitalized to construction overheads.

Employer Contributions – As of March 31, 2004, the Company has not made any contributions to the Plan for 2004. The Company is not required to make a funding of its pension plan this year but may elect to do so.

Postretirement Benefits - Prior to October 1, 2003, the Company funded certain postretirement benefits through the Unitil Retiree Trust (URT). URT was an organization of retirees, incorporated in 1993 to provide social, health and welfare benefits to its members, who are eligible former employees of the Company. URT was under the direction of an independent Board of Trustees whose voting members were comprised of former employees of the Company, elected by and from the membership of URT.

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

The components of net periodic postretirement benefit cost (NPPBC) are as follows:

	Three Months Ended March 31,
Components of NPPBC (000’s)	2004	2003
Service Cost	$245	$62
Interest Cost	497	140
Expected Return on Plan Assets	—	—
Amortization of Prior Service Cost	365	91
Amortization of Transition (Asset) Obligation	5	5
Amortization of Net (Gain) Loss	—	1

Subtotal NPPBC	1,112	299
Amounts Capitalized and Deferred	(917)	(236)

NPPBC Recognized	$195	$63

Included in the 2004 amount above for Amounts Capitalized and Deferred is $508 thousand deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amount in 2004 and the amount in 2003 represent amounts capitalized to construction overheads.

In addition to the amounts shown above, the Company also recorded expense for payments to URT of $0.3 million in the three months ended March 31, 2003.

Employer Contributions – As of March 31, 2004, the Company has made $0.4 million of contributions to the Plan. The Company presently anticipates contributing an additional $0.6 million to $1.6 million to fund the Plan in 2004 for a total of $1.0 million to $2.0 million.

Supplemental Executive Retirement Plan - The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended March 31,
Components of Net Periodic SERP Cost (000’s)	2004	2003
Service Cost	$19	$15
Interest Cost	17	17
Expected Return on Plan Assets	—	—
Amortization of Prior Service Cost	(1)	(1)
Amortization of Transition Obligation	4	4
Amortization of Net Loss	1	—

Net Periodic SERP Cost	$40	$35

Employer Contributions – As of March 31, 2004, the Company has made $18,000 of contributions to the Plan. The Company presently anticipates contributing an additional $52,000 to fund the Plan in 2004 for a total of $70 thousand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/04 – 1/31/04	—	—	—	n/a
2/1/04 – 2/29/04	126	$27.00	126	n/a
3/1/04 – 3/31/04	—	—	—	n/a

Total	126	$27.00	126	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 28, 2004 Announcing Earnings For the Quarter Ended March 31, 2004	Filed herewith

(b) Reports on Form 8-K

On February 6, 2004, Unitil Corporation filed a Current Report on Form 8-K reporting that it had issued a press release announcing results of operations for the three and twelve month periods ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION (Registrant)

Date: April 28, 2004	/s/ MARK H. COLLIN

Mark H. Collin Chief Financial Officer

Date: April 28, 2004	/s/ LAURENCE M. BROCK

Laurence M. Brock Controller