Form 10-Q
period 2004-06-30
UNITIL CORP
filed 2004-07-29
CIK 755001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2004
Common Stock, No par value	5,530,221 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2004

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

RESULTS OF OPERATIONS

Operating Revenues — Electric

Electric Operating Revenues - Electric Operating Revenues, which represent approximately 85% of Unitil’s total Operating Revenues, decreased by $0.5 million, or 1.1%, and by $5.1 million, or 5.3%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003, primarily due to a decrease in energy prices from last year. Electric Operating Revenues include the recovery of cost of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management in Operating Expenses. Approximately 90% of the Conservation & Load Management expenses are related to electric operations. Electric operating revenues increase or decrease due to changes in Purchased Electricity expenses and Conservation & Load Management expenses. Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs.

The Purchased Electricity cost of sales component decreased $1.3 million, or 4.3%, and $6.3 million, or 9.1%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003, reflecting lower electric commodity prices. Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs including power supply buyout costs.

Conservation & Load Management revenues related to electric operations increased $0.2 million, or 29.5%, and $0.6 million, or 54.7%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003, reflecting increased spending on energy efficiency programs that were implemented during those periods. The Company recovers the costs of Purchased Electricity and Conservation & Load Management in its rates at cost and therefore changes do not impact net income.

Electric sales margin was $13.3 million and $26.8 million in the three and six month periods ended June 30, 2004, respectively. This represents increases of $0.6 million and $0.6 million compared to the same periods in 2003, respectively. These increases are due to increased kilowatt (kWh) unit sales to both residential and commercial and industrial customer classes during these periods.

The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2004 and 2003:

Electric Operating Revenues and Sales Margin (000’s)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Electric Operating Revenue	$43,542	$44,016	(1.1)%	$90,993	$96,086	(5.3)%

Purchased Electricity	29,351	30,660	(4.3)%	62,563	68,822	(9.1)%
Conservation & Load Management	865	668	29.5%	1,651	1,067	54.7%

Electric Sales Margin	$13,326	$12,688	5.0%	$26,779	$26,197	2.2%

Kilowatt-hour Sales – Unitil’s total electric kilowatt-hour (kWh) sales increased 5.3% and 3.1% in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. This increase reflects growth in sales to residential and commercial and industrial customer classes driven by customer growth.

Sales to residential customers increased 3.7% and 2.5% in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. Commercial and industrial sales of electricity increased 6.2% and 3.4%, respectively, during those periods, compared to the same periods in 2003.

The following table details total kWh sales for the three and six months ended June 30, 2004 and 2003 by major customer class:

kWh Sales (000’s)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Residential	145,851	140,622	3.7%	330,729	322,507	2.5%
Commercial/Industrial	269,751	253,959	6.2%	540,142	522,499	3.4%

Total	415,602	394,581	5.3%	870,871	845,006	3.1%

Operating Revenues - Gas

Gas Operating Revenues – Gas Operating Revenues, which represent approximately 15% of Unitil’s total Operating Revenues, decreased $0.6 million, or 11.7%, and $1.4 million, or 7.8%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. Gas Operating Revenues include the recovery of cost of sales, which are recorded as Purchased Gas and Conservation & Load Management in Operating Expenses.

Purchased Gas decreased $0.3 million, or 10.5%, and $1.1 million, or 9.6%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. For the three month and six month periods ended June 30, 2004, the decrease in Purchased Gas is primarily attributable to lower gas unit sales. Purchased Gas costs include the cost of gas supply as well as the other energy supply related costs.

Conservation & Load Management expenses related to gas operations increased less than $0.1 million in both the three and six month periods ended June 30, 2004 compared to the same periods in 2003. The Company recovers the costs of Purchased Gas and Conservation & Load Management in its rates at cost and therefore changes do not impact net income.

Gas sales margin was $1.9 million and $6.1 million in the three and six month periods ended June 30, 2004, respectively. This represents decreases of $0.3 million and $0.4 million compared to the same periods in 2003, respectively. These decreases are attributable to lower unit sales, reflecting milder weather through the first six months of 2004 compared to the same period in 2003.

The following table details total Gas Operating Revenues and Margin for the three and six months ended June 30, 2004 and 2003:

Gas Operating Revenues and Sales Margin (000’s)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Gas Operating Revenue	$4,730	$5,356	(11.7)%	$16,367	$17,760	(7.8)%

Purchased Gas	2,762	3,085	(10.5)%	10,067	11,140	(9.6)%
Conservation & Load Management	96	74	29.7%	183	118	55.1%

Gas Sales Margin	$1,872	$2,197	(14.8)%	$6,117	$6,502	(5.9)%

Therm Sales – Unitil’s total firm therm sales of natural gas decreased (10.0%) and (7.2%) in the three and six months ended June 30,2004, respectively, compared to the same periods in 2003, due to a milder winter heating season in 2004 and the continued impact of a poor economy on commercial and industrial customers. Sales to residential customers decreased (11.7%) and (7.2%), respectively, and sales to commercial and industrial customers decreased (8.0%) and (7.2%), respectively, compared to the same periods in 2003.

The following table details total firm therm sales for the three and six months ended June 30, 2004 and 2003, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Residential	2,244	2,542	(11.7)%	8,045	8,670	(7.2)%
Commercial/Industrial	2,141	2,328	(8.0)%	7,811	8,417	(7.2)%

Total	4,385	4,870	(10.0)%	15,856	17,087	(7.2)%

Operating Revenue - Other

Total Other Revenues increased $0.1 million, or 32.5%, and $0.2 million, or 26.3% in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. These increases were the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the three and six months ended June 30, 2004 and 2003:

Other Revenue (000’s)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
Usource	$334	$245	36.3%	$739	$570	29.6%
Other	—	7	—	—	15	—

Total Other Revenue	$334	$252	32.5%	$739	$585	26.3%

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity expenses, recoverable from customers through periodic cost recovery adjustment mechanisms, decreased $1.3 million, or 4.3%, and $6.3 million, or 9.1%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003, reflecting lower electric commodity prices on higher sales volumes. The Company recovers the costs of Purchased Electricity in its rates at cost and therefore changes in these expenses do not impact net income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas energy requirements. Gas supply costs are recoverable from customers through the Cost of Gas Adjustment mechanism. Purchased Gas decreased $0.3 million, or 10.5%, and $1.1 million, or 9.6%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. For the three month and six month periods ended June 30, 2004, the decrease in Purchased Gas is primarily attributable to lower gas unit sales. The Company recovers the costs of Purchased Gas in its rates at cost and therefore changes in these expenses do not impact net income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense increased $0.1 million, or 2.4%, and $0.2 million, or 2.0% in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003.

The increase in the six month period reflects higher compensation and benefits expenses, $0.5 million, partially offset by lower collection costs, bad debts expenses and other net utility operating expenses, ($0.3 million).

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

Total Conservation & Load Management expenses increased $0.2 million, or 29.5%, and $0.6 million, or 54.8%, in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003 reflecting increased spending on Energy Efficiency programs that were implemented in 2004. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs have no impact on earnings. However, in the long run, Commercial and Industrial customers’ consumption of energy and peak demands may be lower.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense increased $0.1 million, or 1.8% for the three month period ended June 30, 2004 compared to the same period in 2003. The increase for the three month period was primarily due to increased depreciation and amortization on normal plant additions and regulatory assets, partially offset by lower amortization of corporate intangible assets compared to last year. For the six month period ended June 30, 2004, Depreciation and Amortization expense decreased $0.1 million, or 1.2%, compared to the same period in 2003. This decrease is mainly due to a reduction in amortization expense on intangible assets.

Local Property and Other Taxes - Local Property and Other Taxes increased by less than $0.1 million, or 4.6%, and $0.1 million, or 3.1%, the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. These increases were due to increases in payroll and property taxes.

Federal and State Income Taxes - Federal and State Income Taxes increased $0.2 million, or 30.1%, and $0.3 million, or 13.3% in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003, reflecting higher pre-tax earnings.

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

Interest Expense, net, decreased by $0.2 million and $0.5 million in the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decrease in the six month period was the result of a reduction of $0.2 million in short-term interest expense due to lower levels of short-term borrowings, and increased interest income on regulatory assets of $0.5 million, offset by an increase in long-term interest expense of $0.2 million due to a higher level of long-term debt.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $20.8 million during the first six months of 2004, an increase of $12.0 million over the same period last year. A major source of cash in Working Capital is due to the collection of Accrued Revenues in 2004, which represents an increase of $9.3 million in cash flow compared to last year. This reflects the recovery of deferred energy costs, principally Unitil Energy System, Inc.’s energy costs incurred primarily in first half of 2003, which are scheduled for recovery over a 22-month period ending in April 2005. The other major increase in the sources of working capital cash flow is attributable to the 2003 funding of approximately $2.7 million for an environmental remediation project and the funding of $1.2 million in 2003 related to nonrecurring restructuring charges. Together these items contributed to the change in working capital cash flow from Other Current Liabilities of $5.1 million. These sources were offset by a decrease in sources of cash from taxes of $3.0 million compared to last year, and a net increase in sources of cash of $0.6 million from other working capital requirements.

Cash used in investing activities for the six months ended June 30, 2004 was $10.6 million compared with $11.4 million during the same period last year, a reduction of $0.8 million, reflecting normal electric and gas utility system additions. In total, 2004 capital expenditures are estimated to be $21.9 million, or equivalent to 2003 capital expenditures.

Cash flows used in financing activities were $10.5 million in the first half of 2004 compared with $0.3 million in the same period of 2003. Cash used for financing activities in the current period includes: a repayment of short-term debt of $3.6 million, repayment of long-term debt of $3.1 million, the payment of dividends to shareholders of $3.9 million, and other sources of $0.1 million. The repayment of long-term debt fully retired the FG&E 8.55% Notes.

At June 30, 2004 and December 31, 2003, Unitil had an aggregate of $34.0 and $52.0 million, respectively, in unsecured revolving lines of credit through three banks. On July 12, 2004, the Company reduced its aggregate unsecured short-term bank lines to $33.0 million. The revolving lines of credit were reduced due to the October 2003 receipt of approximately $16.9 million (after deducting underwriting discounts, commissions and the other expenses of the offering) through the sale of Common Stock and the issuance of $10.0 million of long-term Notes by the Company’s subsidiary, Fitchburg Gas and Electric Light Company. The Company renews its lines of credit annually on or about June 30, and anticipates that it will be able to secure, renew or replace its revolving lines of credit in the future in accordance with its projected requirements. Average daily short-term borrowings during the first six months of 2004 were approximately $25.7 million, a decrease of approximately $12.9 million over the comparable period in 2003. At June 30, 2004, the Company had available approximately $15.2 million of unused bank lines of credit and had short-term debt outstanding through bank borrowings of approximately $18.8 million. In addition, Unitil had $3.4 million in cash at June 30, 2004.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2004, there are $0.4 million of guarantees outstanding and these guarantees extend through October 21, 2005.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, management is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the financial statements and Note 1: Summary of Significant Accounting Policies.

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

SFAS No. 71 recognizes the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and specifies how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets” under SFAS No. 71. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities” under SFAS No. 71.

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

Utility Revenue Recognition - Regulated utility revenues are based on rates approved by state and federal regulatory commissions. These regulated rates are applied to customers’ accounts based on their actual or estimated use of energy. Energy sales to customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

Allowance for Doubtful Accounts - The Company recognizes a Provision for Doubtful Accounts as a percent of revenues each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Doubtful Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of bad debts that are recoverable through regulatory rate reconciling mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when State regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Doubtful Accounts to maintain an adequate Allowance for Doubtful Accounts balance.

Pension and Postretirement Benefit Obligations - The Company has a defined benefit pension plan covering substantially all its employees and also provides certain other post-retirement benefits, primarily medical and life insurance benefits to retired employees. The Company also has a Supplemental Executive Retirement Plan (SERP) covering certain executives of the Company. The Company accounts for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions”, (PBOP). In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. For each of these plans, the development of the benefit obligation, fair value of plan assets, funded status and net periodic benefit cost is based on several significant assumptions. The Company’s reported costs of providing pension and PBOP benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Pension and PBOP costs (collectively “postretirement costs”) are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s consolidated financial statements. Approximately 40% of the Company’s net pension expense is capitalized as capital additions to utility plant.

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

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2004 and June 30, 2003 were 1.54% and 1.87%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2004 and June 30, 2003 were 1.55% and 1.87%, respectively.

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

REGULATORY MATTERS

PLEASE ALSO REFER TO NOTE 6 TO THE CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 OF THIS REPORT FOR A DETAILED DISCUSSION OF REGULATORY MATTERS.

As a registered holding company under PUHCA, Unitil and its subsidiaries are regulated by the Securities and Exchange Commission (SEC) with respect to various matters, including: the issuance of securities, our capital structure and certain acquisitions and dispositions of assets. UES and FG&E are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE), respectively, with respect to their rates, issuance of securities and other accounting and operational matters. Certain aspects of the Company’s utility operations as they relate to wholesale and interstate business activities are also regulated by the Federal Energy Regulatory Commission (FERC). Over the past several years, the Company has completed the restructuring of its electric and natural gas operations in order to implement retail choice as mandated in New Hampshire and Massachusetts.

Unitil’s retail distribution utilities have the franchise to deliver electricity and/or natural gas to all customers in our franchise areas, at rates established under traditional cost of service regulation. Under this regulatory structure, UES and FG&E recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. In 2002, the retail distribution utilities completed rate proceedings and were authorized by the NHPUC and MDTE to implement increased rates for electric and natural gas distribution operations beginning in December of that year. UES and FG&E also recover the actual cost of any electricity or natural gas they supply to their customers, as well as certain costs associated with industry restructuring, through periodically adjusted rates.

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

Unitil’s customers in both New Hampshire and Massachusetts now have the opportunity to purchase their electric supply from third party vendors, though most customers continue to purchase such supplies through Unitil as the provider of last resort. Accordingly, UES and FG&E contract with wholesale power suppliers for the electricity necessary to meet their regulated default (provider of last resort) service energy supply obligations. Similarly, FG&E’s natural gas customers have the option to contract for their natural gas supply with third-party suppliers and FG&E remains the default service provider for these natural gas customers. The costs associated with the acquisition of such wholesale electric and natural gas supplies for customers who do not contract with third-party suppliers are recovered from those customers through reconciling rate mechanisms.

UES and FG&E have secured regulatory approval from both New Hampshire and Massachusetts state regulators for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $188 million as of June 30, 2004 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution utilities have also implemented comprehensive customer and financial information systems to accommodate the transition to competitive energy markets and retail choice.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC issued orders approving the deferal and proposed rates, as modified during the course of the proceeding, for effect on May 1, 2004. The net impact of the proposed rate changes (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) was a retail rate decrease of 1.8 percent.

Between December 2002 and January 2003, FG&E and UES received approval from their respective state regulatory commissions for accounting orders to mitigate certain accounting requirements related to prepaid pension plan assets, which have been triggered by the substantial decline in the capital markets and a sharp decrease in interest rates. These approvals allowed FG&E and UES to offset the additional minimum pension liability obligation as a Regulatory Asset and avoid the reduction in equity that would otherwise have been required. These regulatory orders did not pre-approve the amount of pension expense to be recovered in future rates, which recovery will be determined in future proceedings. Based on these approvals, FG&E’s and UES’ additional minimum pension liability obligations are offset by amounts included in Regulatory Assets on the Company’s balance sheet.

On December 15, 2003, FG&E filed a request to defer and record, as a regulatory asset or liability, the difference between the level of pension and Post Retirement Benefits Other than Pension (PBOP) expenses that are included in its base rates and the amounts that are required to be booked in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. The MDTE issued an order on February 5, 2004 approving FG&E’s request to defer these costs. On April 30, 2004, FG&E filed new tariffs with the MDTE to establish a reconciliation adjustment mechanism for both its Gas Division and Electric Division to provide for the recovery of costs associated with the Company’s employee pension benefits and PBOP expenses. The MDTE has established a procedural schedule in this matter under which a decision may be issued early in the fourth quarter of 2004.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC issued orders approving the proposed rates, for effect on May 1, 2004

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. The rates were approved as filed on April 29, 2004. Gas costs included in the new rates were projected to be approximately 2.3 percent lower on average than in the previous rates. However, the temporary refund which had reduced rates in February, March and April ended, resulting in a net average increase to customers of 8.6 percent.

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

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and approved the new tariff effective October 28, 2003, subject to refund. A tentative settlement among certain parties to the proceeding has been filed with the FERC, but this settlement does not address the issues raised by UES. Formal hearings on UES’ protest are expected to begin on August 24, 2004. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

ENVIRONMENTAL MATTERS

PLEASE ALSO REFER TO NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 OF THIS REPORT FOR A DETAILED DISCUSSION OF ENVIRONMENTAL MATTERS.

Sawyer Passway MGP Site – As discussed in Note 7 to the Financial Statements included in this report, the Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. Work performed in 2002 was associated with the five-year review of the Temporary Solution submittal (Class C Response Action Outcome) under the Massachusetts Contingency Plan that was filed for the site in 1997.

Completion of this work has confirmed the Temporary Solution status of the site for an additional five years, to January 2008. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

On May 13, 2004 FG&E discovered an unauthorized excavation by a third party on the site at Sawyer Passway in which tainted soils related to MGP by-products were exposed and relocated by another property owner at the site onto property owned by FG&E. FG&E promptly reported this discovery to DEP and subsequently received a Notice of Responsibility on May 20, 2004. FG&E has properly disposed of the relocated materials and taken other steps in accordance with DEP directives to remedy the situation. Remediation costs related to this event are recoverable in gas rates, as discussed in the paragraph below, and should not have a material impact on the Company’s financial status.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to an MDTE approved settlement agreement between the Massachusetts Attorney General and the natural gas utilities of the Commonwealth of Massachusetts (Agreement). The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1822 through 1978. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers. The total annual charge for such costs assessed to gas customers cannot exceed five percent of FG&E’s total revenue for firm gas sales during the preceding year. Costs in excess of five percent will be deferred for recovery in subsequent years.

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues
Electric	$43,542	$44,016	$90,993	$96,086
Gas	4,730	5,356	16,367	17,760
Other	334	252	739	585

Total Operating Revenues	48,606	49,624	108,099	114,431

Operating Expenses
Purchased Electricity	29,351	30,660	62,563	68,822
Purchased Gas	2,762	3,085	10,067	11,140
Operation and Maintenance	5,725	5,592	11,690	11,456
Conservation & Load Management	961	742	1,834	1,185
Depreciation and Amortization	4,393	4,316	9,157	9,264
Provisions for Taxes:
Local Property and Other	1,250	1,195	2,660	2,579
Federal and State Income	861	662	2,199	1,941

Total Operating Expenses	45,303	46,252	100,170	106,387

Operating Income	3,303	3,372	7,929	8,044
Non-Operating Expenses	67	51	109	102

Income Before Interest Expense	3,236	3,321	7,820	7,942
Interest Expense, Net	1,632	1,845	3,410	3,927

Net Income	1,604	1,476	4,410	4,015
Less: Dividends on Preferred Stock	58	58	117	118

Earnings Applicable to Common Shareholders	$1,546	$1,418	$4,293	$3,897

Average Common Shares Outstanding - Basic	5,504,882	4,748,619	5,499,568	4,746,158
Average Common Shares Outstanding - Diluted	5,519,913	4,764,537	5,514,355	4,763,884

Earnings Per Common Share (Basic and Diluted)	$0.28	$0.30	$0.78	$0.82

Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.04	$1.04

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED) June 30,		(AUDITED) December 31,
	2004	2003	2003
ASSETS:

Utility Plant:
Electric	$213,607	$200,919	$209,288
Gas	49,349	45,599	48,700
Common	27,904	28,860	27,441
Construction Work in Progress	6,443	6,295	3,228

Total Utility Plant	297,303	281,673	288,657
Less: Accumulated Depreciation	98,257	88,315	93,592

Net Utility Plant	199,046	193,358	195,065

Current Assets:
Cash	3,391	4,219	3,766
Accounts Receivable – Net of Allowance for Doubtful Accounts of $444, $763 and $541	15,659	18,214	17,461
Accrued Revenue	6,537	10,619	10,029
Refundable Taxes	818	1,160	3,816
Materials and Supplies	3,047	2,856	2,861
Prepayments	3,131	2,081	6,146

Total Current Assets	32,583	39,149	44,079

Noncurrent Assets:
Regulatory Assets	213,098	238,493	227,528
Prepaid Pension Costs	9,981	10,400	10,972
Debt Issuance Costs	2,253	1,715	1,844
Other Noncurrent Assets	4,883	4,536	4,389

Total Noncurrent Assets	230,215	255,144	244,733

TOTAL	$461,844	$487,651	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED) June 30,		(AUDITED) December 31, 2003
	2004	2003
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$91,936	$73,318	$92,805
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,017	3,044	3,044
Long-Term Debt, Less Current Portion	110,821	101,096	110,961

Total Capitalization	205,999	177,683	207,035

Current Liabilities:
Long-Term Debt, Current Portion	273	3,252	3,263
Capitalized Leases, Current Portion	537	668	567
Accounts Payable	14,416	15,397	15,024
Short-Term Debt	18,810	42,490	22,410
Dividends Declared and Payable	1,977	1,706	70
Refundable Customer Deposits	1,498	1,385	1,429
Interest Payable	1,328	1,251	1,356
Other Current Liabilities	4,714	4,393	4,254

Total Current Liabilities	43,553	70,542	48,373

Deferred Income Taxes	56,206	52,392	56,900

Noncurrent Liabilities:
Power Supply Contract Obligations	153,174	182,446	167,341
Capitalized Leases, Less Current Portion	317	2,265	403
Other Noncurrent Liabilities	2,595	2,323	3,825

Total Noncurrent Liabilities	156,086	187,034	171,569

TOTAL	$461,844	$487,651	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash Flow from Operating Activities:
Net Income	$4,410	$4,015
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	9,157	9,264
Deferred Tax Provision	(1,081)	1,268
Changes in Current Assets and Liabilities:
Accounts Receivable	1,802	1,299
Accrued Revenue	3,492	(5,777)
Refundable Taxes	2,998	3,691
Materials and Supplies	(186)	(533)
Prepayments and Other	(585)	(346)
Accounts Payable	(608)	1,176
Interest Payable	(28)	(60)
Other Current Liabilities	460	(4,669)
Other, net	933	(548)

Cash Provided by Operating Activities	20,764	8,780

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(10,636)	(11,374)

Cash Used in Investing Activities	(10,636)	(11,374)

Cash Flows from Financing Activities:
Proceeds From (Repayment of) Short-Term Debt	(3,600)	6,500
Repayment of Long-Term Debt	(3,130)	(3,121)
Dividends Paid	(3,921)	(3,399)
Issuance of Common Stock	481	156
Retirement of Preferred Stock	(27)	(53)
Repayment of Capital Lease Obligations	(306)	(430)

Cash Provided By (Used in Financing) Activities	(10,503)	(347)

Net Decrease in Cash	(375)	(2,941)
Cash at Beginning of Period	3,766	7,160

Cash at End of Period	$3,391	$4,219

Supplemental Cash Flow Information:
Interest Paid	$(4,524)	$(4,591)
Income Taxes (Paid) Refunded	(368)	2,936
Supplemental Schedule of Noncash Activities:
Capital Leases Incurred	$—	$95

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

Goodwill and Intangible Assets – The Company does not have any goodwill recorded on its balance sheet as of June 30, 2004. There are no significant intangible assets recorded by the Company at June 30, 2004. Therefore, the Company is not currently involved in making estimates or seeking valuations of these items.

Off-Balance Sheet Arrangements – As of June 30, 2004, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office and other equipment under operating leases and, in management’s opinion, the amount of these transactions is not material.

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

Utility Revenue Recognition - Regulated utility revenues are based on rates approved by federal and state regulatory commissions. These regulated rates are applied to customers’ accounts based on their actual or estimated use of energy. Energy sales to customers are based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recorded. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

Revenue Recognition - Non-regulated Operations - Usource, Unitil’s competitive energy brokering subsidiary, records energy brokering revenues based upon the estimated amount of electricity and gas delivered to customers through the end of the accounting period.

Allowance for Doubtful Accounts - The Company recognizes a Provision for Doubtful Accounts as a percent of revenues each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Doubtful Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when State regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Doubtful Accounts to maintain an adequate Allowance for Doubtful Accounts balance.

Pension and Postretirement Benefit Obligations - The Company has a defined benefit pension plan covering substantially all its employees and also provides certain other post-retirement benefits (PBOP), primarily medical and life insurance benefits to retired employees. The Company also has a Supplemental Executive Retirement Plan (SERP) covering certain executives of the Company. The Company accounts for these benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions.” In applying these accounting policies, the Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. For each of these plans, the development of the benefit obligation, fair value of plan assets, funded status and net periodic benefit cost is based on several significant assumptions. The Company’s reported costs of providing pension and PBOP benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Pension and PBOP costs (collectively “postretirement costs”) are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future postretirement costs. Postretirement costs may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the postretirement costs and benefit obligations. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s consolidated financial statements. Approximately 40% of the Company’s net pension expense is capitalized as capital additions to utility plant.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and requires disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company prepares its financial statements in conformity with the guidance provided in The American Institute of Certified Public Accountant’s Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties” .

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

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recently performed work on two environmental remediation projects, the Sawyer Passway MGP Site and the Former Electric Generating Station. The Company has or will recover substantially all of the cost of the work performed to date from customers or from its insurance carriers. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of June 30, 2004, there are no material losses that would require additional liability reserves to be recorded. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

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

Recently Issued Pronouncements - In April 2003, the FASB issued Statement No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting requirements for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has determined that adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

In January 2004 and May 2004, the FASB issued, respectively, Statement No. 106-1 (SFAS 106-1) and Statement No. 106-2 (SFAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the Act). The Act includes a subsidy to a plan sponsor that is based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. SFAS 106-1 and SFAS 106-2 require the disclosure of the effects, if any, of the Act on the reported measure of the accumulated postretirement benefit obligation, how that effect has been, or will be, reflected in the net postretirement benefit costs of current or subsequent periods and the effects of any changes in estimates of participation rates on per capita claims cost as a result of the Act. However, since specific authoritative guidance on the accounting for the federal subsidy associated with the Act is pending, a Plan sponsor can elect to defer recognition of the effects of the Act in the accounting for its Plan under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and in providing disclosures related to the Plan required by SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, until that guidance is issued. The Company has elected to defer recognition of the effects of the Act until specific authoritative guidance on the accounting for the federal subsidy associated with the Act is issued. Please refer to Note 8 to the Consolidated Financial Statements, Pension and Postretirement Benefit Plans, for required disclosures related to the Company’s deferral of the recognition of the effects of the Act.

Reclassifications - Certain amounts previously reported have been reclassified to conform to current year-presentation. Most significant has been the reclassification of certain expenses between Purchased Electricity, Purchased Gas and Operation and Maintenance Expenses.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount

06/24/04	08/13/04	07/30/04	$0.345
03/31/04	05/14/04	04/30/04	$0.345
01/15/04	02/13/04	01/30/04	$0.345
09/26/03	11/14/03	10/31/03	$0.345
06/26/03	08/15/03	08/01/03	$0.345
03/21/03	05/15/03	05/01/03	$0.345
01/16/03	02/15/03	02/01/03	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the second quarter of 2004, the Company sold 9,359 shares of its Common Stock, at an average price of $26.88 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $251,550 were used to reduce short-term borrowings.

On April 17, 2003, the Company’s shareholders ratified and approved a Restricted Stock Plan (the Plan) which had been approved by the Company’s Board of Directors at its January 16, 2003 meeting. Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company Common Stock. The Compensation Committee has the power to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided in the Plan. Awards fully vest over a period of four years at a rate of 25% each year. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of Restricted Stock available for awards to participants under the Plan is 177,500. The maximum aggregate number of shares of Restricted Stock that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make proportionate adjustments to prevent dilution or enlargement of rights, including, without limitation, an adjustment in the maximum number and kinds of shares available for awards and in the annual award limit. On May 12, 2003, 10,600 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, May 12, 2003, was $259,170. On April 29, 2004, 10,700 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, April 29, 2004, was $293,715. The compensation expense associated with the issuance of shares under the Plan is being accrued on a monthly basis over the vesting period.

During the second quarter of 2003, the Company sold 9,933 shares of its Common Stock, at an average price of $24.18 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $240,191 were used to reduce short-term borrowings.

Details on preferred stock at June 30, 2004, June 30, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) June 30,		(Audited) December 31, 2003
	2004	2003
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
UES Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	215	215	215
8.75% Series, $100 Par Value	314	314	314
8.25% Series, $100 Par Value	375	375	375
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	899	922	922
8.00% Series, $100 Par Value	1,214	1,218	1,218

Total Preferred Stock	$3,242	$3,269	$3,269

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at June 30, 2004, June 30, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) June 30,		(Audited) December 31, 2003
	2004	2003
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
8.55% Notes, Due March 31, 2004	—	3,000	3,000
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	—	10,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	6,094	6,348	6,224

Total	111,094	104,348	114,224
Less: Installments due within one year	273	3,252	3,263

Total Long-term Debt	$110,821	$101,096	$110,961

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2004, there are $0.4 million of guarantees outstanding and these guarantees extend through October 21, 2005.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2004 and June 30, 2003:

	Electric	Gas	Other	Non- Regulated	Total
Three Months Ended June 30, 2004 (000’s)
Revenues	$43,542	$4,730	$—	$334	$48,606
Segment Profit (Loss)	1,874	(342)	72	(58)	1,546
Identifiable Segment Assets	366,587	83,546	10,712	999	461,844
Capital Expenditures	4,859	1,405	5	—	6,269

Three Months Ended June 30, 2003 (000’s)
Revenues	$44,023	$5,356	$—	$245	$49,624
Segment Profit (Loss)	1,727	(58)	(24)	(227)	1,418
Identifiable Segment Assets	388,863	82,659	14,646	1,483	487,651
Capital Expenditures	4,338	1,153	18	—	5,509

	Electric	Gas	Other	Non- Regulated	Total
Six Months Ended June 30, 2004 (000’s)
Revenues	$90,993	$16,367	$—	$739	$108,099
Segment Profit (Loss)	3,429	847	151	(134)	4,293
Identifiable Segment Assets	366,587	83,546	10,712	999	461,844
Capital Expenditures	8,560	1,884	192	—	10,636

Six Months Ended June 30, 2003 (000’s)
Revenues	$96,101	$17,760	$—	$570	$114,431
Segment Profit (Loss)	3,080	1,254	12	(449)	3,897
Identifiable Segment Assets	388,863	82,659	14,646	1,483	487,651
Capital Expenditures	9,809	1,502	62	1	11,374

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 15 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 27, 2004.

As a registered holding company under PUHCA, Unitil and its subsidiaries are regulated by the Securities and Exchange Commission (SEC) with respect to various matters, including: the issuance of securities, our capital structure and certain acquisitions and dispositions of assets. UES and FG&E are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE), respectively, with respect to their rates, issuance of securities and other accounting and operational matters. Certain aspects of the Company’s utility operations as they relate to wholesale and interstate business activities are also regulated by the Federal Energy Regulatory Commission (FERC). Over the past several years, the Company has completed the restructuring of its electric and natural gas operations in order to implement retail choice as mandated in New Hampshire and Massachusetts.

Unitil’s retail distribution utilities have the franchise to deliver electricity and/or natural gas to all customers in our franchise areas, at rates established under traditional cost of service regulation. Under this regulatory structure, UES and FG&E recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. In 2002, the retail distribution utilities completed rate proceedings and were authorized by the NHPUC and MDTE to implement increased rates for electric and natural gas distribution operations beginning in December of that year. UES and FG&E also recover the actual cost of any electricity or natural gas they supply to their customers, as well as certain costs associated with industry restructuring, through periodically adjusted rates.

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

Unitil’s customers in both New Hampshire and Massachusetts now have the opportunity to purchase their electric supply from third party vendors, though most customers continue to purchase such supplies through Unitil as the provider of last resort. Accordingly, UES and FG&E contract with wholesale power suppliers for the electricity necessary to meet their regulated default service energy supply obligations. Similarly, FG&E’s natural gas customers have the option to contract for their natural gas supply with third-party suppliers and FG&E remains the default service provider for these natural gas customers. The costs associated with the acquisition of such wholesale electric and natural gas supplies for customers who do not contract with third-party suppliers are recovered from those customers through reconciling rate mechanisms.

UES and FG&E have secured regulatory approval from both New Hampshire and Massachusetts state regulators for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $188 million as of June 30, 2004 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution utilities have also implemented comprehensive customer and financial information systems to accommodate the transition to competitive energy markets and retail choice.

Massachusetts Electric Operations Restructuring – Beginning March 1, 1998, FG&E implemented its Restructuring Plan under the Massachusetts Electric Utility Restructuring Act of 1997 (Restructuring Act). FG&E completed the divestiture of its entire regulated power supply business in 2000 in accordance with the Restructuring Plan. FG&E’s rates provide for the recovery of stranded costs associated with the divestiture of FG&E’s power portfolio, including previously-owned generation assets. The Regulatory Assets that are being recovered in FG&E’s rates have been approved by the MDTE as part of FG&E’s Restructuring Plan and are reviewed each year as part of FG&E’s annual rate reconciliation filings.

The Restructuring Act also requires FG&E to purchase and provide power as the default service provider, through either Standard Offer Service (SOS) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. FG&E must provide SOS through February 2005 at rate levels which provide rate reductions as required by the Restructuring Act. New distribution customers and customers no longer eligible for SOS are eligible to receive Default Service at prices set periodically based on market solicitations as approved by the MDTE. As of June 30, 2004, competitive suppliers were serving approximately 41 percent of FG&E’s load, primarily for FG&E’s largest customers.

As a result of the restructuring and the divestiture of FG&E’s owned generation assets, FG&E recorded stranded generation-related costs as Regulatory Assets. These stranded generation-related Regulatory Assets are being amortized and recovered through the year 2009. FG&E earns carrying charges on the unamortized balance of these stranded generation-related Regulatory Assets. In addition, as a result of restructuring legislation in Massachusetts, the total rate FG&E may charge for the combination of distribution service, stranded costs and purchase power costs is subject to an inflation adjusted total rate cap for a seven year period, which ends on February 28, 2005. Any unrecovered balance of purchased power costs and stranded costs as a result of the total rate cap is deferred for future rate recovery as a Regulatory Asset. These deferred costs also earn carrying charges until their subsequent recovery in future periods. The value of FG&E’s generation-related Regulatory Assets and deferred cost Regulatory Assets was approximately $33.5 million and $28.7 million, respectively at June 30, 2004 and June 30, 2003, and are expected to be recovered in FG&E’s rates principally over the next 6 to 8 years. In addition, as of June 30, 2004, FG&E had recorded on its balance sheets $69.6 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts. FG&E does not earn a carrying charge on this power supply component of Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power contract obligations and their recovery in rates from FG&E’s customers.

Massachusetts Gas Operations Restructuring – Following a three year state-wide collaborative process on the unbundling, or separation, of services offered by natural gas local distribution companies (LDCs), the MDTE approved regulations and tariffs for FG&E to provide full customer choice effective November 1, 2000. The MDTE ruled that LDCs would continue to have an obligation to provide gas supply and delivery services for a five-year transition period, with a review after three years. The MDTE also required mandatory assignment of LDCs’ pipeline capacity to competitive marketers supplying customers during the transition period. This mandatory capacity assignment protects LDCs from exposure to certain stranded gas supply costs during the transition period. In January 2004, the MDTE opened an investigation seeking comment on whether the mandatory assignment of pipeline capacity should be continued. This proceeding is pending.

New Hampshire Restructuring – In 2002, UES’ predecessor companies, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), received approval for a comprehensive restructuring proposal from the NHPUC. This restructuring included the merger of E&H with and into CECo. CECo changed its name to Unitil Energy Systems, Inc. (UES) immediately following the merger. Under the New Hampshire restructuring plan, Unitil Power agreed to divest its existing long-term power supply portfolio and UES agreed to conduct a solicitation for new power supplies from which to meet its ongoing Transition and Default Service obligations in order to implement customer choice for its customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM purchased the entitlements to Unitil Power’s long-term power supply portfolio and agreed to provide Transition and Default Service supply to UES. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to annual or periodic reconciliation or future review. As of June 30, 2004, UES had recorded on its balance sheets $83.6 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are expected to be recovered principally over a period of approximately 8 years. UES does not earn carrying charges on these Power Supply Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power buyout obligations and their recovery in rates from UES’s customers.

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

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC issued orders approving the deferal and proposed rates, as modified during the course of the proceeding, for effect on May 1, 2004. The net impact of the proposed rate changes (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) was a retail rate decrease of 1.8 percent.

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

On March 1, 2003, ISO-NE implemented a Standard Market Design (SMD) that is intended to improve the ability to trade power between New England and other regions throughout the Northeast. On October 31, 2003, ISO-NE and the major transmission owners in New England filed with the FERC to form a Regional Transmission Organization (RTO). The filing proposed eliminating NEPOOL as an organization and required all current NEPOOL members to be part of the RTO system. On March 24, 2004, FERC issued an order accepting the RTO proposal of the New England transmission owners and ISO-NE. In its order, FERC granted the request of UES and FG&E to be allowed to provide wholesale transmission services on a similar basis to other wholesale services provided by transmission owners in New England. The continuation of NEPOOL was affirmed in the

FERC order although it would only have advisory review of future RTO changes. FG&E and UES were part of the transmission owners compliance filing with the FERC on June 22, 2004. That filing included local transmission service tariffs for FG&E and UES. The RTO is scheduled to be implemented by August 1, 2004, or later. Settlement discussions are being conducted that may delay the implementation until later in 2004, and the FERC proceedings continue to be subject to possible regulatory or judicial challenges which could further delay the implementation of an RTO in New England.

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FGE and UES have intervened in the proceeding. Both FG&E and UES are located in a non-constrained area of the power pool which should have modest LICAP prices for several years under the filed proposal. ISO-NE also requested that FERC indicate what market entities should have the long-term obligation to contract for LICAP and recommended that the obligation should be the responsibility of distribution utilities. FG&E and UES commented that this question has significant implications on state retail choice programs and potentially on financial assurance issues for the distribution companies. On June 2, 2004 the FERC issued an order generally accepting the ISO-NE approach to LICAP, but delayed implementation until January 1, 2006 and set many of the issues for hearing, with an initial decision due June 1, 2005.

SMD, the formation of an RTO, LICAP and other wholesale market changes are not expected to have a material impact on Unitil’s operations because of the cost recovery mechanisms for wholesale energy costs approved by the Company’s regulators.

Other Regulatory Proceedings – Between December 2002 and January 2003, FG&E and UES received approval from their respective state regulatory commissions for accounting orders to mitigate certain accounting requirements related to prepaid pension plan assets, which have been triggered by the substantial decline in the capital markets and a sharp decrease in interest rates. These approvals allowed FG&E and UES to offset the additional minimum pension liability obligation as a Regulatory Asset and avoid the reduction in equity that would otherwise have been required. These regulatory orders did not pre-approve the amount of pension expense to be recovered in future rates, which recovery will be determined in future proceedings. Based on these approvals, FG&E’s and UES’ additional minimum pension liability obligations are offset by amounts included in Regulatory Assets on the Company’s balance sheet.

On December 15, 2003, FG&E filed a request to defer and record, as a regulatory asset or liability, the difference between the level of pension and Post Retirement Benefits Other than Pension (PBOP) expenses that are included in its base rates and the amounts that are required to be booked in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. The MDTE issued an order on February 5, 2004 approving FG&E’s request to defer these costs. On April 30, 2004, FG&E filed new tariffs with the MDTE to establish a reconciliation adjustment mechanism for both its Gas Division and Electric Division to provide for the recovery of costs associated with the Company’s employee pension benefits and PBOP expenses. The MDTE has established a procedural schedule in this matter under which a decision may be issued early in the fourth quarter of 2004.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC issued orders approving the proposed rates, for effect on May 1, 2004

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. The rates were approved as filed on April 29, 2004. Gas costs included in the new rates were projected to be approximately 2.3 percent lower on average than in the previous rates. However, the temporary refund which had reduced rates in February, March and April ended, resulting in a net average increase to customers of 8.6 percent.

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

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and approved the new tariff effective October 28, 2003, subject to refund. A tentative settlement among certain parties to the proceeding has been filed with the FERC, but this settlement does not address the issues raised by UES. Formal hearings on UES’ protest are expected to begin on August 24, 2004. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 27, 2004.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company is in general compliance with all applicable environmental and safety laws and regulations, and Management believes that as of June 30, 2004, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Sawyer Passway MGP Site – The Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. Work performed in 2002 was associated with the five-year review of the Temporary Solution submittal (Class C Response Action Outcome) under the Massachusetts Contingency Plan that was filed for the site in 1997. Completion of this work has confirmed the Temporary Solution status of the site for an additional five years, to January 2008. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

On May 13, 2004 FG&E discovered an unauthorized excavation by a third party on the site at Sawyer Passway in which tainted soils related to MGP by-products were exposed and relocated by another property owner at the site onto property owned by FG&E. FG&E promptly reported this discovery to DEP and subsequently received a

Notice of Responsibility on May 20, 2004. FG&E has properly disposed of the relocated materials and taken other steps in accordance with DEP directives to remedy the situation. Remediation costs related to this event are recoverable in gas rates, as discussed in the paragraph below, and should not have a material impact on the Company’s financial status.

Since 1991, FG&E has recovered the environmental response costs incurred at this former MGP site pursuant to an MDTE approved settlement agreement between the Massachusetts Attorney General and the natural gas utilities of the Commonwealth of Massachusetts (Agreement). The Agreement allows FG&E to amortize and recover from gas customers over succeeding seven-year periods the environmental response costs incurred each year. Environmental response costs are defined to include liabilities related to manufactured gas sites, waste disposal sites or other sites onto which hazardous material may have migrated as a result of the operation or decommissioning of Massachusetts gas manufacturing facilities from 1822 through 1978. In addition, any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers. The total annual charge for such costs assessed to gas customers cannot exceed five percent of FG&E’s total revenue for firm gas sales during the preceding year. Costs in excess of five percent will be deferred for recovery in subsequent years.

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

The following tables show the components of net periodic pension cost (income), (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of NPPC (000’s)
Service Cost	$325	$287	$650	$574
Interest Cost	757	735	1,514	1,470
Expected Return on Plan Assets	(848)	(893)	(1,696)	(1,786)
Amortization of Prior Service Cost	25	26	50	52
Amortization of Net (Gain) Loss	236	122	472	244

Subtotal NPPC	495	277	990	554

Amounts Capitalized and Deferred	(303)	(190)	(592)	(380)

NPPC Recognized	$192	87	$398	$174

Included in the 2004 amounts above for Amounts Capitalized and Deferred are $148 thousand and $291 thousand for the three and six months ended June 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts in 2004 and the amounts in 2003 represent amounts capitalized to construction overheads.

Employer Contributions – As of June 30, 2004, the Company has not made any contributions to the Plan for 2004. The Company is not required to make a funding of its pension plan this year but may elect to do so. The Company contributed $1.2 million in 2003.

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

URT was determined to be a Variable Interest Entity (VIE) under Financial Interpretation No. 46 (FIN 46) as discussed above in Note 1. In the fourth quarter of 2003, URT was dissolved by a vote of its trustees and the Company assumed the obligations of URT as of October 1, 2003 under its Employee Health and Welfare Benefits Plan discussed below. At October 1, 2003, the Transition Obligation for benefits previously provided by URT was $29.2 million and this obligation is being recognized on a delayed basis over the average remaining service period of active participants, not to exceed 20 years.

The Company also sponsors the Unitil Employee Health and Welfare Benefits Plan to provide health care and life insurance benefits to active employees. Effective January 1, 2004, this plan was amended to provide healthcare and life insurance benefits to Company retirees following their retirement (PBOP Plan).

The Company has established Voluntary Employee Benefit Trusts, into which it began funding contributions to the PBOP Plan in the first quarter of 2004. The Company expects to recover these amounts as part of normal operating expenses in utility rates. In January 2004, FG&E and UES received approval in their respective jurisdictions from their regulators to defer the amount of current PBOP cost above that which is currently recovered in rates until the Company can complete the necessary filings for retail rate cost recovery. On March 15, 2004, UES submitted its filing for retail rate cost recovery with the New Hampshire Public Utilities Commission (NHPUC). On May 3, 2004, the NHPUC approved UES’ request for retail rate cost recovery. Accordingly, UES increased its distribution base rates, effective May 1, 2004, to recover PBOP costs. The Company expects to complete its FG&E filing in 2004.

In January 2004 and May 2004, the FASB issued, respectively, Statement No. 106-1 (SFAS 106-1) and Statement No. 106-2 (SFAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the Act). The Act includes a subsidy to a plan sponsor that is based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. SFAS 106-1 and SFAS 106-2 require the disclosure of the effects, if any, of the Act on the reported measure of the accumulated postretirement benefit obligation, how that effect has been, or will be, reflected in the net postretirement benefit costs of current or subsequent periods and the effects of any changes in estimates of participation rates on per capita claims cost as a result of the Act. However, since specific authoritative guidance on the accounting for the federal subsidy associated with the Act is pending, a Plan sponsor can elect to defer recognition of the effects of the Act in the accounting for its Plan under SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and in providing disclosures related to the Plan required by SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, until that guidance is issued. The Company has elected to defer recognition of the effects of the Act until specific authoritative guidance on the accounting for the federal subsidy associated with the Act is issued. Accordingly, the effects of the Act on the measurement of the Accumulated Postretirement Benefit Obligation and the Net Periodic Postretirement Benefit Cost are not reflected in the Company’s financial statements or footnotes because, with specific authoritative guidance, the Company is unable to conclude whether the benefits provided by its postretirement medical benefits plan are actuarially equivalent to the benefits under Medicare Part D under the Act. The specific authoritative guidance on the accounting for the federal subsidy, when issued, could require the Company to change previously reported information.

The following tables show the components of net periodic postretirement benefit cost (NPPBC), as well as key actuarial assumptions used in determining the various PBOP Plan values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of NPPBC (000’s)
Service Cost	$245	$7	$490	$14
Interest Cost	497	16	997	33
Expected Return on Plan Assets	—	—	—	—
Amortization of Prior Service Cost	365	11	730	21
Amortization of Transition (Asset) Obligation	5	1	10	1
Amortization of Net (Gain) Loss	—	—	—	1

Subtotal NPPBC	1,112	35	2,227	70

Amounts Capitalized and Deferred	(578)	(8)	(1,495)	(17)

NPPBC Recognized	$534	$27	$732	$53

Included in the 2004 amounts above for Amounts Capitalized and Deferred are $239 thousand and $747 thousand for the three and six months ended June 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts in 2004 and the amounts in 2003 represent amounts capitalized to construction overheads.

In addition to the amounts shown above, the Company also recorded expense for payments to URT of $0.4 million $0.7 million in the three and six months ended June 30, 2003, respectively.

Employer Contributions – As of June 30, 2004, the Company has made $0.7 million of contributions to the PBOP Plan. The Company presently anticipates contributing an additional $1.4 million to fund the Plan in 2004 for an estimated total of $2.1 million.

Supplemental Executive Retirement Plan - The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of NPPC (000’s)
Service Cost	$19	$15	$38	$30
Interest Cost	17	17	34	34
Expected Return on Plan Assets	—	—	—	—
Amortization of Prior Service Cost	(1)	(1)	(2)	(2)
Amortization of Transition Obligation	4	4	8	8
Amortization of Net Loss	1	—	2	—

Net Periodic SERP Cost	$40	$35	$80	$70

Employer Contributions – As of June 30, 2004, the Company has made payments of $36,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $34,000 in 2004 for a total of $70,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. Certain specific matters are discussed in Notes 6 and 7 to the Consolidated Financial Statements. In the opinion of Management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
4/1/04 – 4/30/04	—	—	—	n/a
5/1/04 – 5/31/04	—	—	—	n/a
6/1/04 – 6/30/04	—	—	—	n/a

Total	—	—	—	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 29, 2004 Announcing Earnings For the Quarter Ended June 30, 2004	Filed herewith

(b)	Reports on Form 8-K

On June 10, 2004, Unitil Corporation filed a Current Report on Form 8-K reporting that it had issued a notice to its Directors and Executive Officers regarding a blackout period associated with its 401k Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 28, 2004	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 28, 2004	/s/ Laurence M. Brock
Laurence M. Brock
Controller