Form 10-Q
period 2004-09-30
UNITIL CORP
filed 2004-10-28
CIK 755001

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2004
Common Stock, No par value	5,538,604 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2004

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statements of Earnings - Three and Nine Months Ended September 30, 2004 and 2003	15

Consolidated Balance Sheets, September 30, 2004, September 30, 2003 and December 31, 2003	16-17

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003	18

Notes to Consolidated Financial Statements	19-35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders	Inapplicable

Item 5. Other Information	Inapplicable

Item 6. Exhibits	37

Signatures	38

Exhibit 11 Computation of Earnings per Average Common Share Outstanding

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Earnings Overview

The Company’s Net Income was $1.2 million for the third quarter of 2004 compared to $1.4 million for the third quarter of 2003. Results for the third quarter of 2004 compared to the prior year reflect lower quarterly sales and higher operating and maintenance expenses which were partially offset by lower interest expense. Electric and gas sales margins were adversely affected, by ($0.1 million), due to abnormally mild summer weather in our utility service territories. The mild summer temperatures in our area were 33% below normal and that resulted in reduced usage of electricity for air conditioning and other cooling purposes. In addition, the Company recorded a reserve in Operating and Maintenance Expenses for uncollectible amounts, of ($0.2 million), from a large customer who filed bankruptcy in September 2004. Other increases in Operating and Maintenance Expenses in the quarter, of ($0.3 million), primarily relate to higher retiree and employee benefit costs. Interest Expense in the third quarter was $0.3 million favorable to the same period last year and the total of all other changes in revenues and expenses and taxes, as discussed below, were a net $0.1 million favorable to prior year. Through the first nine months of 2004, Net Income was $5.5 million, an increase of 3% over the first nine months of 2003.

Earnings per common share were $0.22 for the third quarter of 2004 compared with earnings of $0.30 per share for the third quarter of 2003. Through the first nine months of 2004, earnings per share were $1.00 compared with earnings of $1.12 per share in the first nine months of 2003. The Earnings per share figures in 2004 reflect approximately 16% more shares outstanding due to the Company’s public offering in the fourth quarter of 2003.

Operating Revenues — Electric

Electric Operating Revenues - Electric Operating Revenues, decreased by $2.8 million, or 5.7%, and by $7.9 million, or 5.4%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The decreases in Operating Revenues primarily reflect lower Purchased Electricity costs compared to prior periods. The Purchased Electricity cost of sales component decreased $2.6 million, or 7.6%, and $8.9 million, or 8.6%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003, reflecting lower electric commodity prices. Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. The Company recovers the cost of Purchased Electricity in its rates at cost on a pass through basis. C&LM revenues related to electric operations decreased $0.1 million, or 14.1% in the three month period ended September 30, 2004 and increased $0.4 million, or 21.6% in the nine month period ended September 30, 2004, compared to the same periods in 2003. The net increase in the nine month period reflects increased spending on energy efficiency programs that were implemented during that period. The Company also recovers the costs of C&LM on a pass through basis.

Electric sales margin (Electric Operating Revenues less cost of electric sales) was $13.7 million and $40.5 million in the three and nine month periods ended September 30, 2004, respectively. This represents a decrease of less than $0.1 million in the three month period and an increase of $0.5 million in the nine month period, compared to the same periods in 2003. The decrease in the three month period reflects the impact on sales of the abnormally mild summer weather which drove lower kilowatt-hour (kWh) unit sales to residential customers as well as a 1.0% decrease in peak demand billings to large industrial customers, as compared to the same period in 2003. Peak demand billings are the primary determinant of electric service margins earned from the Company’s commercial and industrial customer classes. On the other hand, kWh unit sales are the primary driver of electric service margins earned from the Company’s residential customer class. The increase in the nine month period reflects increased kWh unit sales to both residential and commercial and industrial customer classes during these periods, partially offset by lower peak demand billings in 2004.

The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2004 and 2003:

Electric Operating Revenues and Sales Margin (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Electric Operating Revenue	$46,547	$49,362	(5.7%)	$137,540	$145,448	(5.4%)
Purchased Electricity	32,010	34,641	(7.6%)	94,573	103,463	(8.6%)
Conservation & Load Management	854	994	(14.1%)	2,505	2,060	21.6%

Electric Sales Margin	$13,683	$13,727	(0.3%)	$40,462	$39,925	1.3%

Kilowatt-hour Sales – Unitil’s total electric kilowatt-hour (kWh) sales decreased (1.0%) in the three months ended September 30, 2004 compared to the same period in 2003 and increased 1.6% in the nine month period ended September 30, 2004 compared to the same period in 2003. The decrease in the three month period reflects lower kWh sales to residential customers, driven primarily by 33% cooler summer weather than in the same period of 2003, offset partially by increased kWh sales to commercial and industrial customer classes The increase in the nine month period was driven primarily by increased kWh sales to commercial and industrial customer classes. Despite higher kWh sales to commercial and industrial customers in the current periods, peak demand billings for this group of customers declined 1.0% and 0.1% in the three month and nine month periods, respectively. Peak demand billings are a measure of the maximum amount of electricity supply a customer requires from the system at a point in time during the billing period. This decline in peak demand billings reflects changes in usage patterns of commercial and industrial customers due to the impact of such factors as the cooler summer weather, energy efficiency improvements and changes in production processes. In addition, we have experienced the decline in peak demand billings for certain of our large manufacturing customers that are experiencing a slower-than-expected recovery during the current economic business cycle.

The following table details total kWh sales for the three and nine months ended September 30, 2004 and 2003 by major customer class:

kWh Sales (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Residential	168,290	174,657	(3.6%)	499,021	497,164	0.4%
Commercial/Industrial	291,236	289,491	0.6%	831,378	811,990	2.4%

Total	459,526	464,148	(1.0%)	1,330,399	1,309,154	1.6%

Operating Revenues - Gas

Gas Operating Revenues – Gas Operating Revenues decreased $0.1 million, or 3.2%, and $1.5 million, or 7.1%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and C&LM in Operating Expenses.

Purchased Gas decreased $0.1 million, or 2.4%, and $1.1 million, or 8.6%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in Purchased Gas in the three month period is primarily attributable to lower gas commodity costs while the decrease in the nine month period is primarily attributable to lower gas unit sales. Purchased Gas costs include the cost of gas supply as well as the other energy supply related costs. The Company recovers the cost of Purchased Gas in its rates at cost on a pass through basis. C&LM expenses related to gas operations decreased less than $0.1 million in the three month period ended September 30, 2004 and increased less than $0.1million in the nine month period ended September 30, 2004, compared to the same periods in 2003. The Company also recovers the costs of C&LM on a pass through basis.

Gas sales margin (Gas Operating Revenue less the costs of gas sales) was $1.3 million and $7.5 million in the three and nine month periods ended September 30, 2004, respectively. This represents decreases of less than $0.1 million and $0.4 million compared to the same periods in 2003, respectively. Although total firm therm unit sales increased 2.7% in the three month period ended September 30, 2004 compared to the same period in 2003, peak demand billings to large industrial gas customers decreased 2.9% resulting in lower period over period margins for these customers. The decrease in the nine month period is attributable to lower firm therm unit sales, reflecting milder weather through the first nine months of 2004 compared to the same period in 2003, as well as lower peak demand billings to large industrial gas customers, which decreased 7.8% period over period. This decline in peak demand billings reflects changes in usage patterns of commercial and industrial customers due to the impact of such factors as the cooler summer weather, energy efficiency improvements and changes in production processes. As discussed above, certain of our manufacturing customers have also been negatively affected by the slower-than-expected recovery during the current economic business cycle.

The following table details total Gas Operating Revenues and Margin for the three and nine months ended September 30, 2004 and 2003:

Gas Operating Revenues and Sales Margin (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Gas Operating Revenue	$3,164	$3,269	(3.2%)	$19,531	$21,029	(7.1%)
Purchased Gas	1,727	1,769	(2.4%)	11,794	12,909	(8.6%)
Conservation & Load Management	95	110	(13.6%)	278	229	21.4%

Gas Sales Margin	$1,342	$1,390	(3.5%)	$7,459	$7,891	(5.5%)

Therm Sales – Unitil’s total firm therm sales of natural gas increased 2.7% in the three months ended September 30, 2004 compared to the same period in 2003 and decreased 6.3% in the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in the nine month period was primarily due to a milder winter heating season in 2004 compared to the prior year and lower gas usage by our largest customers for production processes. Sales to residential customers decreased 0.9% and 6.7% in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. Sales to commercial and industrial customers increased 5.4% in the in the three months ended September 30, 2004 compared to the same period in 2003 and decreased 5.8% in the nine months ended September 30, 2004 compared to the same period in 2003.

The following table details total firm therm sales for the three and nine months ended September 30, 2004 and 2003, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Residential	777	784	(0.9%)	8,822	9,454	(6.7%)
Commercial/Industrial	1,087	1,031	5.4%	8,898	9,448	(5.8%)

Total	1,864	1,815	2.7%	17,720	18,902	(6.3%)

Operating Revenue - Other

Total Other Revenues increased $0.1 million, or 29.5%, and $0.2 million, or 27.3% in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These increases were the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the three and nine months ended September 30, 2004 and 2003:

Other Revenue (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
Usource	$338	$254	33.1%	$1,077	$824	30.7%
Other	—	7	—	—	22	—

Total Other Revenue	$338	$261	29.5%	$1,077	$846	27.3%

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity expenses decreased $2.6 million, or 7.6%, and $8.9 million, or 8.6%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003, reflecting lower wholesale electric purchased power prices. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not impact Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $0.1 million, or 2.4%, and $1.1 million, or 8.6%, in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The decrease in Purchased Gas in the three month period is primarily attributable to lower wholesale gas commodity costs while the decrease in the nine month period is primarily attributable to lower gas unit sales. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not impact Net Income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense increased $0.5 million, or 9.1%, and $0.7 million, or 4.3% in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003.

The increase in the three month period reflects the recording by the Company of a reserve for uncollectible amounts from a large customer which filed bankruptcy in September, $0.2 million, and higher compensation, and retiree and employee benefit and other costs of $0.3 million. The increase in the nine month period reflects higher compensation expenses of $0.5 million and higher retiree and employee benefit expenses of $0.4 million, partially offset by lower other net utility operating expenses, ($0.2 million).

Conservation & Load Management – C&LM expenses are associated with the development, management, and delivery of the Company’s Energy Efficiency programs. Energy Efficiency programs are designed, in conformity with state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 90% of these costs are related to electric operations and 10% to gas operations.

Total C&LM expenses decreased $0.2 million, or 14.0%, in the three month period ended September 30, 2004 and increased $0.5 million, or 21.6%, in the nine month period ended September 30, 2004, compared to the same periods in 2003. The decrease in the three month period and the increase in the nine month period reflect changes in spending on Energy Efficiency programs that were implemented in 2004. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense increased $0.2 million, or 3.9% and $0.1 million, or less than 1.0%, for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. These increases were primarily due to increased depreciation and amortization on normal plant additions and regulatory assets, partially offset by lower amortization of corporate intangible assets compared to last year.

Local Property and Other Taxes - Local Property and Other Taxes increased by less than $0.1 million, or 1.0%, and $0.1 million, or 2.5%, the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. These increases were due to increases in payroll and property taxes.

Federal and State Income Taxes - Federal and State Income Taxes are lower by $0.3 million in the third quarter of 2004 compared to 2003 reflecting lower pre-tax earnings and lower by $0.1 million for the nine months ended September 30, 2004 due to higher amortization of deferred tax credits on Regulatory Assets through the first nine months of 2004.

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

Interest Expense, net, decreased by $0.3 million and $0.8 million in the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The decrease in the nine month period was the result of a reduction of $0.5 million in short-term interest expense due to lower levels of short-term borrowings, and increased interest income on regulatory assets of $0.6 million, offset by an increase in long-term interest expense of $0.3 million due to a higher level of long-term debt.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $28.7 million during the first nine months of 2004, an increase of $13.7 million over the comparable period last year. This increase in cash provided by operating activities compared to last year primarily reflects changes in current assets and liabilities which taken together represent the Company’s working capital requirements. A major source of cash in working capital through September 30, 2004, was the collection of Accrued Revenues, which represents an improvement of $8.8 million in operating cash flow compared to last year. This change in Accrued Revenues principally reflects the recovery of previously deferred energy costs from 2003 that that are being recovered over a 22-month period ending in April 2005. Cash flow from Other Current Liabilities increased $6.6 million over the comparable period in 2003 mainly due to the absence in 2004 of funding that was required in 2003 of approximately $3.5 million for an environmental remediation project and $1.4 million for nonrecurring restructuring charges. Other sources and uses of operating cash flow for the period are a net ($1.7million), including a $0.2 million source of cash from increases in Net Income.

Cash used in investing activities for the nine months ended September 30, 2004 was $17.1 million compared with $16.3 million during the same period last year, an increase of $0.8 million. Cash used in investing activities reflects normal electric and gas utility system capital additions, improvements and replacements.

Cash flows used in financing activities were $11.5 million in the first nine months of 2004 compared with $2.1 million in the comparable period of 2003. Cash used for financing activities in the current period includes repayment of short-term debt of $2.7 million, repayment of long-term debt of $3.2 million and payment of dividends to shareholders of $5.9 million. Other net sources provided $0.3 million. The repayment of long-term debt fully retired the FG&E 8.55% Notes that matured in March 2004. On October 15, 2004, UES redeemed all of its three Series of Redeemable Cumulative Preferred Stock in the amount of approximately $0.9 million. This transaction will be recorded in the Company’s financial statements in the fourth quarter of 2004. (See Note 9.)

At September 30, 2004 and December 31, 2003, Unitil had an aggregate of $33.0 and $52.0 million, respectively, in unsecured revolving lines of credit through three banks. The revolving lines of credit were reduced after the October 2003 receipt of approximately $16.9 million (after deducting underwriting discounts, commissions and the other expenses of the offering) through the sale of Common Stock and the issuance of $10.0 million of long-term Notes by the Company’s subsidiary, FG&E. The Company expects to renew its lines of credit annually on or about June 30, 2005 and anticipates that it will be able to secure, renew or replace its revolving lines of credit in the future in accordance with its projected requirements. Average daily short-term borrowings during the first nine months of 2004 were approximately $26.3 million, a decrease of approximately $14.3 million over the comparable period in 2003. At September 30, 2004, the Company had available approximately $13.3 million of unused bank lines of credit and had short-term debt outstanding through bank borrowings of approximately $19.7 million. In addition, Unitil had $3.8 million in cash at September 30, 2004.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of September 30, 2004, there are $0.3 million of guarantees outstanding and these guarantees extend through October 21, 2005.

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

The application of SFAS No. 71 results in the deferral of costs as regulatory assets that, in some cases, have not yet been approved for recovery by the applicable regulatory commission. Management must conclude that any costs deferred as regulatory assets are probable of future recovery in rates. However, regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements. Management believes it is probable that the Company’s regulated utility companies will recover their investments in long-lived assets, including regulatory assets. The Company also has commitments under contracts for the purchase of electricity from various suppliers. The annual costs under these contracts are included in Purchased Electricity and Purchased Gas in the Consolidated Statements of Earnings and these costs are recoverable in current and future rates under various orders issued by the FERC, MDTE and NHPUC.

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

Depreciation - Depreciation expense is calculated based on an asset’s useful life and judgment is involved when estimating the useful lives of certain assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements if the effect of those changes is not recoverable in regulatory rate mechanisms. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets.

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

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2004 and September 30, 2003 were 1.97% and 1.74%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2004 and September 30, 2003 were 1.70% and 1.82%, respectively.

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

In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and natural gas, while continuing to regulate the delivery operations of Unitil’s retail distribution utilities. Unitil implemented the restructuring of its electric and gas operations in Massachusetts in 1998 and 2000, respectively, and implemented the final phase of a restructuring settlement for its New Hampshire electric operations on May 1, 2003. Following electric industry restructuring, Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

In connection with industry restructuring and the implementation of retail choice for our customers in New Hampshire and Massachusetts, Unitil Power divested its long-term power supply contracts and FG&E divested its long-term power supply contracts and owned generation assets. Unitil Power divested its long-term power supply contracts to a subsidiary of Mirant Corporation (Mirant) and FG&E divested its owned generation assets and long-term power supply contracts to Select Energy, Inc. (Select Energy). Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios as a result of electric industry restructuring.

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

UES and FG&E have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $181 million as of September 30, 2004 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution utilities have also implemented comprehensive customer and financial information systems to accommodate the transition to competitive energy markets and retail choice.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC issued orders approving the deferal and proposed rates, as modified by UES during the course of the proceeding, for effect on May 1, 2004. The net impact of the proposed rate changes (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) was a retail rate decrease of 1.8 percent.

On October 26, 2004, UES filed a Petition for Approval for a one year extension of Transition Service and Default Service for rate class G1, and approval of the associated solicitation process whereby UES intends to secure energy supplies for such extended service. UES’ restructuring settlement provided that the provision of Transition and Default Service may be extended for the G1 class one year. If approved, UES’ Transition Service supply obligation for all rate classes would end at the same time on April 30, 2006. The Company recovers the costs of Transition Service and Default Service in its rates at cost on a pass through basis and therefore changes in these expenses do not impact Net Income.

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

On April 30, 2004, FG&E filed new tariffs with the MDTE to establish a reconciliation adjustment mechanism for both its Gas Division and Electric Division to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism related to pension and PBOP costs. As part of this ruling, FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the nine month period ended September 30, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of September 30, 2004, FG&E has recorded a regulatory asset of $1.6 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC issued orders approving the proposed rates, for effect on May 1, 2004.

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. The rates were approved as filed on April 29, 2004. Gas costs included in the new rates were projected to be approximately 2.3 percent lower on average than in the previous rates. However, the temporary refund which had reduced rates in February, March and April ended, resulting in a net average increase to customers of 8.6 percent. On September 17, 2004 FG&E filed its winter CGAC for effect November 1, 2004. The proposed rates result in an average increase to customers of 16.3% versus current summer rates.

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

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and accepted the new tariff effective October 28, 2003, subject to refund. A settlement among certain parties to the proceeding was approved by the FERC on September 16, 2004. The settlement, among other things, reduces the allowed Return on Equity that NU can use in the formula rates and will result in refunds to the tariff customers, including UES. The settlement does not address a specific issue raised by UES. A formal hearing on UES’ protest was held and briefs and reply briefs were submitted to the Administrative Law Judge during the third quarter of 2004. The Administrative Law Judge’s decision is expected during the fourth quarter of 2004, to be followed by review and final order by the FERC. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

ENVIRONMENTAL MATTERS

PLEASE ALSO REFER TO NOTE 7 TO THE CONSOLIDATED FINANCIAL STATEMENTS IN PART I, ITEM 1 OF THIS REPORT FOR A DETAILED DISCUSSION OF ENVIRONMENTAL MATTERS.

As discussed in Note 7 to the Consolidated Financial Statements included in this report, the Company continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. FG&E proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection (DEP), which allows the Company to work towards temporary remediation of the site. Work performed in 2002 was associated with the five-year review of the Temporary Solution submittal (Class C Response Action Outcome) under the Massachusetts Contingency Plan that was filed for the site in 1997. Completion of this work has confirmed the Temporary Solution status of the site for an additional five years, to January 2008. A status of temporary closure requires FG&E to monitor the site until a feasible permanent remediation alternative can be developed and completed.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues
Electric	$46,547	$49,362	$137,540	$145,448
Gas	3,164	3,269	19,531	21,029
Other	338	261	1,077	846

Total Operating Revenues	50,049	52,892	158,148	167,323

Operating Expenses
Purchased Electricity	32,010	34,641	94,573	103,463
Purchased Gas	1,727	1,769	11,794	12,909
Operation and Maintenance	6,038	5,533	17,728	16,989
Conservation & Load Management	949	1,104	2,783	2,289
Depreciation and Amortization	4,664	4,488	13,821	13,752
Provisions for Taxes:
Local Property and Other	1,213	1,201	3,873	3,780
Federal and State Income	493	804	2,692	2,745

Total Operating Expenses	47,094	49,540	147,264	155,927

Operating Income	2,955	3,352	10,884	11,396
Non-Operating (Income) Expenses	41	(71)	150	31

Income Before Interest Expense	2,914	3,423	10,734	11,365
Interest Expense, Net	1,648	1,926	5,058	5,853

Net Income	1,266	1,497	5,676	5,512
Less: Dividends on Preferred Stock	59	59	176	177

Earnings Applicable to Common Shareholders	$1,207	$1,438	$5,500	$5,335

Average Common Shares Outstanding – Basic	5,514,611	4,758,295	5,504,582	4,750,203
Average Common Shares Outstanding – Diluted	5,529,433	4,783,642	5,519,380	4,770,469

Earnings Per Common Share (Basic and Diluted)	$0.22	$0.30	$1.00	$1.12

Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2004	2003	2003
ASSETS:
Utility Plant:
Electric	$218,455	$207,302	$209,288
Gas	50,284	46,285	48,700
Common	27,987	27,408	27,441
Construction Work in Progress	6,328	3,244	3,228

Total Utility Plant	303,054	284,239	288,657
Less: Accumulated Depreciation	100,947	91,122	93,592

Net Utility Plant	202,107	193,117	195,065

Current Assets:
Cash	3,821	3,728	3,766
Accounts Receivable – Net of Allowance for Doubtful Accounts of $645, $709 and $541	15,712	17,276	17,461
Accrued Revenue	5,607	9,200	10,029
Refundable Taxes	(2,930)	262	3,816
Materials and Supplies	3,519	3,664	2,861
Prepayments	1,632	1,380	6,146

Total Current Assets	27,361	35,510	44,079

Noncurrent Assets:
Regulatory Assets	206,444	230,969	227,528
Prepaid Pension Costs	9,486	10,161	10,972
Debt Issuance Costs	2,290	1,711	1,844
Other Noncurrent Assets	4,236	4,413	4,389

Total Noncurrent Assets	222,456	247,254	244,733

TOTAL	$451,924	$475,881	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED)		(AUDITED)
	September 30,		December 31,
	2004	2003	2003
CAPITALIZATION AND LIABILITIES:
Capitalization:
Common Stock Equity	$91,515	$73,470	$92,805
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	3,017	3,044	3,044
Long-Term Debt, Less Current Portion	110,749	101,029	110,961

Total Capitalization	205,506	177,768	207,035

Current Liabilities:
Long-Term Debt, Current Portion	279	3,257	3,263
Capitalized Leases, Current Portion	490	601	567
Accounts Payable	13,444	13,834	15,024
Short-Term Debt	19,745	42,305	22,410
Dividends Declared and Payable	1,981	1,716	70
Refundable Customer Deposits	1,513	1,415	1,429
Interest Payable	2,195	1,884	1,356
Other Current Liabilities	5,497	3,717	4,254

Total Current Liabilities	45,144	68,729	48,373

Deferred Income Taxes	51,540	51,660	56,900

Noncurrent Liabilities:
Power Supply Contract Obligations	146,811	174,826	167,341
Capitalized Leases, Less Current Portion	249	528	403
Other Noncurrent Liabilities	2,674	2,370	3,825

Total Noncurrent Liabilities	149,734	177,724	171,569

TOTAL	$451,924	$475,881	$483,877

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash Flow from Operating Activities:
Net Income	$5,676	$5,512
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	13,821	13,752
Deferred Tax Provision	(2,397)	1,010
Changes in Current Assets and Liabilities:
Accounts Receivable	1,749	2,237
Accrued Revenue	4,422	(4,358)
Refundable Taxes	6,746	4,589
Materials and Supplies	(658)	(1,341)
Prepayments and Other	914	355
Accounts Payable	(1,580)	(387)
Interest Payable	839	573
Other Current Liabilities	1,243	(5,345)
Other, net	(2,111)	(1,643)

Cash Provided by Operating Activities	28,664	14,954

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(17,074)	(16,336)

Cash (Used in) Investing Activities	(17,074)	(16,336)

Cash Flows from Financing Activities:
Proceeds From (Repayment of) Short-Term Debt	(2,665)	6,312
(Repayment of) Long-Term Debt	(3,196)	(3,183)
Dividends Paid	(5,887)	(5,102)
Issuance of Common Stock	718	476
(Retirement of) Preferred Stock	(27)	(53)
(Repayment of) Capital Lease Obligations	(478)	(503)

Cash (Used in Financing) Activities	(11,535)	(2,050)

Net Increase (Decrease) in Cash	55	(3,432)
Cash at Beginning of Period	3,766	7,160

Cash at End of Period	$3,821	$3,728

Supplemental Cash Flow Information:
Interest Paid	$(5,910)	$(6,327)
Income Taxes (Paid) Refunded	(869)	2,581
Supplemental Schedule of Noncash Activities:
Capital Leases Incurred	$246	$95

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

Goodwill and Intangible Assets – The Company does not have any goodwill recorded on its balance sheet as of September 30, 2004. There are no significant intangible assets recorded by the Company at September 30, 2004. Therefore, the Company is not currently involved in making estimates or seeking valuations of these items.

Off-Balance Sheet Arrangements – As of September 30, 2004, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office and other equipment under operating leases and, in management’s opinion, the amount of these transactions is not material.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and requires disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company prepares its financial statements in conformity with the guidance provided in The American Institute of Certified Public Accountant’s Statement of Position 94-6, “Disclosure of Certain Significant Risks and Uncertainties”.

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

Depreciation and Amortization – Depreciation expense is calculated based on an asset’s useful life, and judgment is involved when estimating the useful lives of certain assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements if the effect of those changes is not recoverable in regulatory rate mechanisms. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets.

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

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recently performed work on two environmental remediation projects, the Sawyer Passway MGP Site and the Former Electric Generating Station. The Company has or will recover substantially all of the cost of the work performed to date from customers or from its insurance carriers. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of September 30, 2004, there are no material losses that would require additional liability reserves to be recorded. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/24/04	11/15/04	11/01/04	$0.345
06/24/04	08/13/04	07/30/04	$0.345
03/31/04	05/14/04	04/30/04	$0.345
01/15/04	02/13/04	01/30/04	$0.345

09/26/03	11/14/03	10/31/03	$0.345
06/26/03	08/15/03	08/01/03	$0.345
03/21/03	05/15/03	05/01/03	$0.345
01/16/03	02/15/03	02/01/03	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the third quarter of 2004, the Company sold 8,454 shares of its Common Stock, at an average price of $25.35 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $214,284 were used to reduce short-term borrowings.

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

Details on preferred stock at September 30, 2004, September 30, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) September 30,		(Audited) December 31,
	2004	2003	2003
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
UES Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	215	215	215
8.75% Series, $100 Par Value	314	314	314
8.25% Series, $100 Par Value	375	375	375
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	899	922	922
8.00% Series, $100 Par Value	1,214	1,218	1,218

Total Preferred Stock	$3,242	$3,269	$3,269

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at September 30, 2004, September 30, 2003 and December 31, 2003 are shown below:

(Amounts in Thousands)

	(Unaudited) September 30,		(Audited) December 31,
	2004	2003	2003
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000
Fitchburg Gas and Electric Light Company:
Long-Term Notes:
8.55% Notes, Due March 31, 2004	—	3,000	3,000
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	—	10,000
Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	6,028	6,286	6,224

Total	111,028	104,286	114,224
Less: Installments due within one year	279	3,257	3,263

Total Long-term Debt	$110,749	$101,029	$110,961

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of September 30, 2004, there are $0.3 million of guarantees outstanding and these guarantees extend through October 21, 2005.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2004 and September 30, 2003:

Three Months Ended September 30, 2004 (000’s)	Electric	Gas	Other	Non- Regulated	Total
Revenues	$46,547	$3,164	$—	$338	$50,049
Segment Profit (Loss)	1,784	(596)	51	(32)	1,207
Identifiable Segment Assets	358,978	82,888	9,316	742	451,924
Capital Expenditures	4,359	2,071	8	—	6,438

Three Months Ended September 30, 2003 (000’s)
Revenues	$49,361	$3,269	$7	$255	$52,892
Segment Profit (Loss)	1,936	(497)	134	(135)	1,438
Identifiable Segment Assets	384,458	81,818	8,138	1,467	475,881
Capital Expenditures	3,341	1,363	258	—	4,962

Nine Months Ended September 30, 2004 (000’s)	Electric	Gas	Other	Non- Regulated	Total
Revenues	$137,540	$19,531	$—	$1,077	$158,148
Segment Profit (Loss)	5,213	251	202	(166)	5,500
Identifiable Segment Assets	358,978	82,888	9,316	742	451,924
Capital Expenditures	12,919	3,955	200	—	17,074

Nine Months Ended September 30, 2003 (000’s)
Revenues	$145,448	$21,029	$23	$823	$167,323
Segment Profit (Loss)	5,016	757	146	(584)	5,335
Identifiable Segment Assets	384,458	81,818	8,138	1,467	475,881
Capital Expenditures	13,150	2,865	320	1	16,336

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

In recent years, there has been significant legislative and regulatory activity to restructure the utility industry in order to introduce greater competition in the supply and sale of electricity and natural gas, while continuing to regulate the delivery operations of Unitil’s retail distribution utilities. Unitil implemented the restructuring of its electric and gas operations in Massachusetts in 1998 and 2000, respectively, and implemented the final phase of a restructuring settlement for its New Hampshire electric operations on May 1, 2003. Following electric industry restructuring, Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

In connection with industry restructuring and the implementation of retail choice for our customers in New Hampshire and Massachusetts, Unitil Power divested its long-term power supply contracts and FG&E divested its long-term power supply contracts and owned generation assets. Unitil Power divested its long-term power supply contracts to a subsidiary of Mirant Corporation (Mirant) and FG&E divested its owned generation assets and long-term power supply contracts to Select Energy, Inc. (Select Energy). Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios as a result of electric industry restructuring.

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

UES and FG&E have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $181 million as of September 30, 2004 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution utilities have also implemented comprehensive customer and financial information systems to accommodate the transition to competitive energy markets and retail choice.

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

The Restructuring Act also requires FG&E to purchase and provide power as the default service provider, through either Standard Offer Service (SOS) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. FG&E must provide SOS through February 2005 at rate levels which provide rate reductions as required by the Restructuring Act. New distribution customers and customers no longer eligible for SOS are eligible to receive Default Service at prices set periodically based on market solicitations as approved by the MDTE. As of September 30, 2004, competitive suppliers were serving approximately 39 percent of FG&E’s electric load, primarily for FG&E’s largest customers.

As a result of the restructuring and the divestiture of FG&E’s owned generation assets, FG&E recorded stranded generation-related costs as Regulatory Assets, which are included in Unitil Corporation’s consolidated financial statements. These stranded generation-related Regulatory Assets are being amortized and recovered through the year 2009. FG&E earns carrying charges on the unamortized balance of these stranded generation-related Regulatory Assets. In addition, as a result of the Restructuring Act, the total rate FG&E may charge for the combination of distribution service, stranded costs and purchase power costs is subject to an inflation adjusted total rate cap for a seven year period, which ends on February 28, 2005. Any unrecovered balance of purchased power costs and stranded costs as a result of the total rate cap is deferred for future rate recovery as a Regulatory Asset. These deferred costs also earn carrying charges until their subsequent recovery in future periods. The value of FG&E’s generation-related and deferred-cost Regulatory Assets was approximately $33.9 million at September 30, 2004 and $31.7 million at September 30, 2003, and is expected to be recovered in FG&E’s rates over the next 6 to 8 years. In addition, as of September 30, 2004, FG&E had recorded on its balance sheets $67.7 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts, which are included in Unitil Corporation’s consolidated financial statements. FG&E does not earn a carrying charge on this power supply component of Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power contract obligations and their recovery in rates from FG&E’s customers.

Massachusetts Gas Operations Restructuring – Following a three year state-wide collaborative process on the unbundling, or separation, of services offered by natural gas local distribution companies (LDCs), the MDTE approved regulations and tariffs for FG&E to provide full customer choice effective November 1, 2000. The MDTE ruled that LDCs would continue to have an obligation to provide gas supply and delivery services for a five-year transition period, with a review after three years. The MDTE also required mandatory assignment of LDCs’ pipeline capacity to competitive marketers supplying customers during the transition period. This mandatory capacity assignment protects LDCs from exposure to certain stranded gas supply costs during the transition period. In January 2004, the MDTE opened an investigation on whether the mandatory assignment of pipeline capacity should be continued, and that proceeding is ongoing.

New Hampshire Restructuring – In 2002, UES’ predecessor companies, Concord Electric Company (CECo) and Exeter & Hampton Electric Company (E&H), received approval for a comprehensive restructuring proposal from the NHPUC. This restructuring included the merger of E&H with and into CECo under a new name, Unitil Energy Systems, Inc. (UES). Pursuant to the approved restructuring plan, Unitil Power agreed to divest its existing long-term power supply portfolio and UES agreed to conduct a solicitation for new power supplies from which to meet its ongoing Transition and Default Service obligations in order to implement customer choice for its customers May 1, 2003. In March 2003, the NHPUC approved the contract among Unitil Power, UES and Mirant Americas Energy Marketing, LP (MAEM), under which MAEM purchased the entitlements to Unitil Power’s long-term power supply portfolio for the remaining term of those contracts and agreed to provide Transition and Default

Service supply to UES for up to three years. The NHPUC also approved final tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to annual or periodic reconciliation or future review. As of September 30, 2004, UES had recorded on its balance sheets $79.1 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are included in Unitil Corporation’s consolidated financial statements. These Power Supply Contract Obligations are expected to be recovered principally over a period of approximately 7 years. UES does not earn carrying charges on these Power Supply Regulatory Assets as there is no significant difference between the time periods when payments are made to satisfy these purchase power buyout obligations and their recovery in rates from UES’s customers.

In July 2003, MAEM and its parent, Mirant Corporation (Mirant), filed for reorganization under Chapter 11 of the bankruptcy code. Under the contract with UES and Unitil Power discussed above, Mirant guaranteed the performance by MAEM. Unitil Power and UES filed a motion with the Bankruptcy Court in September 2003, requesting that MAEM be required to make a decision to assume or reject the contract by December 1, 2003. On November 14, 2003, MAEM, Unitil Power and UES filed a Settlement with the bankruptcy court. Under the terms of the Settlement, MAEM agreed to assume and continue to fulfill its power purchase and sale obligations under the contract, to cure all pre-petition obligations, and to settle certain other disputes. UES and Unitil Power agreed to accelerate the payment of amounts held back from MAEM. On December 10, 2003, the settlement was approved by the federal bankruptcy court and MAEM is continuing to fulfill its obligations under the Mirant Agreement. UES and Unitil Power continue to pursue claims in the bankruptcy proceeding in regard to the Mirant guarantee of MAEM’s performance in the event of a future default.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC issued orders approving the deferal and proposed rates, as modified by UES during the course of the proceeding, for effect on May 1, 2004. The net impact of the proposed rate changes (see discussion of UES’ March 15, 2004 rate filing regarding PBOP costs, in “Other Regulatory Procedings, below) was a retail rate decrease of 1.8 percent.

On October 26, 2004, UES filed a Petition for Approval for a one year extension of Transition Service and Default Service for rate class G1, and approval of the associated solicitation process whereby UES intends to secure energy supplies for such extended service. UES’ restructuring settlement provided that the provision of Transition and Default Service may be extended for the G1 class one year. If approved, UES’ Transition Service supply obligation for all rate classes would end at the same time on April 30, 2006. The Company recovers the costs of Transition Service and Default Service in its rates at cost on a pass through basis and therefore changes in these expenses do not impact Net Income.

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

On March 1, 2003, ISO-NE implemented a Standard Market Design (SMD) that is intended to improve the ability to trade power between New England and other regions throughout the Northeast. On October 31, 2003, ISO-NE and the major transmission owners in New England filed with the FERC to form a Regional Transmission Organization (RTO). The filing proposed eliminating NEPOOL as an organization and required all current NEPOOL members to be part of the RTO system. On March 24, 2004, FERC issued an order accepting the RTO proposal of the New England transmission owners and ISO-NE. In its order, FERC granted the request of UES and FG&E to be allowed to provide wholesale transmission services on a similar basis to other wholesale services provided by transmission owners in New England. The continuation of NEPOOL was affirmed in the FERC order although it would only have advisory review of future RTO changes. FG&E and UES were part of the transmission owners’ compliance filing with the FERC on June 22, 2004. That filing included local transmission service tariffs for FG&E and UES. The RTO is scheduled to be implemented not earlier than December 1, 2004. A Settlement filed in September 2004 is actively being contested by several state regulatory agencies, and the FERC proceedings continue to be subject to possible regulatory or judicial challenges which could further delay the implementation of an RTO in New England.

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FGE and UES have intervened in the proceeding. Both FG&E and UES are located in a non-constrained area of the power pool which should have modest LICAP prices for several years under the filed proposal. ISO-NE also requested that FERC indicate what market entities should have the long-term obligation to contract for LICAP and recommended that the obligation should be the responsibility of distribution utilities. FG&E and UES commented that this question has significant implications on state retail choice programs and potentially on financial assurance issues for the distribution companies. On June 2, 2004 the FERC issued an order generally accepting the ISO-NE approach to LICAP, but delayed implementation until January 1, 2006 and set many of the issues for hearing, with an initial decision due June 1, 2005. On August 31, 2004, ISO-NE substantially replaced the March 1, 2004 filing with a major updated proposal. Some settlement and informational discussions were held in September, 2004, but this case continues to be heavily contested at FERC.

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

On April 30, 2004, FG&E filed new tariffs with the MDTE to establish a reconciliation adjustment mechanism for both its Gas Division and Electric Division to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism related to pension and PBOP costs. As part of this ruling, FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the nine month period ended September 30, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of September 30, 2004, FG&E has recorded a regulatory asset of $1.6 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

On December 19, 2003, UES filed with the NHPUC a Petition for Deferral of its PBOP expenses not recovered in base rates. On January 30, 2004 the NHPUC issued an order approving UES’s request for this accounting order to defer these costs. On March 15, 2004 UES filed a petition with the NHPUC for recovery of PBOP costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC issued orders approving the proposed rates, for effect on May 1, 2004.

On January 30, 2004 the MDTE granted FG&E’s request to voluntarily decrease its Cost of Gas Adjustment Clause (CGAC) during the remainder of the 2004 winter period by accelerating the payment of a multi-year refund that was ordered by the MDTE in May 2001, based upon a finding that FG&E had over-collected certain fuel inventory finance charges. In January 2004, the Massachusetts Supreme Judicial Court (SJC) affirmed the MDTE’s May 2001 Order requiring the refund, which Order FG&E had appealed. The MDTE subsequently approved FG&E’s request to prepay the balance of the refund outstanding of approximately $1.2 million by reducing the CGAC in February through April 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. On March 18, 2004 FG&E filed its summer CGAC for effect May 1, 2004. The rates were approved as filed on April 29, 2004. Gas costs included in the new rates were projected to be approximately 2.3 percent lower on average than in the previous rates. However, the temporary refund which had reduced rates in February, March and April ended, resulting in a net average increase to customers of 8.6 percent. On September 17, 2004 FG&E filed its winter CGAC for effect November 1, 2004. The proposed rates result in an average increase to customers of 16.3% versus current summer rates.

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

In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. The Company has filed a Motion to Intervene and Limited Protest in this FERC proceeding, and has claimed that certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and accepted the new tariff effective October 28, 2003, subject to refund. A settlement among certain parties to the proceeding was approved by the FERC on September 16, 2004. The settlement, among other things, reduces the allowed Return on Equity that NU can use in the formula rates and will result in refunds to the tariff customers, including UES. The settlement does not address a specific issue raised by UES. A formal hearing on UES’ protest was held and briefs and reply briefs were submitted to the Administrative Law Judge during the third quarter of 2004. The Administrative Law Judge’s decision is expected during the fourth quarter of 2004, to be followed by review and final order by the FERC. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2003 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 27, 2004.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company is in general compliance with all applicable environmental and safety laws and regulations, and Management believes that as of September 30, 2004, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

The following tables show the components of net periodic pension cost (income), (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of NPPC (000’s)	2004	2003	2004	2003
Service Cost	$325	$287	$975	$861
Interest Cost	757	735	2,271	2,205
Expected Return on Plan Assets	(848)	(893)	(2,544)	(2,679)
Amortization of Prior Service Cost	25	26	75	78
Amortization of Net (Gain) Loss	236	122	708	366

Subtotal NPPC	495	277	1,485	831
Amounts Capitalized and Deferred	(338)	(190)	(930)	(570)

NPPC Recognized	$157	$87	$555	$261

Included in the 2004 amounts above for Amounts Capitalized and Deferred are $147 thousand and $438 thousand for the three and nine months ended September 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts in 2004 and the amounts in 2003 represent amounts capitalized to construction overheads.

Employer Contributions – As of September 30, 2004, the Company has not made any contributions to the Plan for 2004. The Company is not required to make a funding of its pension plan this year but may elect to do so. The Company contributed $1.2 million in 2003.

Postretirement Benefits – Prior to October 1, 2003, the Company funded certain postretirement benefits through the Unitil Retiree Trust (URT). URT was an organization of retirees, incorporated in 1993 to provide social, health and welfare benefits to its members, who are eligible former employees of the Company. URT was under the direction of an independent Board of Trustees whose voting members were comprised of former employees of the Company, elected by and from the membership of URT.

URT was determined to be a Variable Interest Entity (VIE) under Financial Interpretation No. 46 (FIN 46). In the fourth quarter of 2003, URT was dissolved by a vote of its trustees and the Company assumed the obligations of URT as of October 1, 2003 under its Employee Health and Welfare Benefits Plan discussed below. At October 1, 2003, the Transition Obligation for benefits previously provided by URT was $29.2 million and this obligation is being recognized on a delayed basis over the average remaining service period of active participants, not to exceed 20 years.

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

The following tables show the components of net periodic postretirement benefit cost (NPPBC), as well as key actuarial assumptions used in determining the various PBOP Plan values:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of NPPBC (000’s)	2004	2003	2004	2003
Service Cost	$245	$7	$735	$22
Interest Cost	497	16	1,491	49
Expected Return on Plan Assets	—	—	—	—
Amortization of Prior Service Cost	365	11	1,095	32
Amortization of Transition (Asset) Obligation	5	1	15	2
Amortization of Net (Gain) Loss	—	—	—	—

Subtotal NPPBC	1,112	35	3,336	105
Amounts Capitalized and Deferred	(644)	(9)	(2,140)	(27)

NPPBC Recognized	$468	$26	$1,196	$78

Included in the 2004 amounts above for Amounts Capitalized and Deferred are $179 thousand and $926 thousand for the three and nine months ended September 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts in 2004 and the amounts in 2003 represent amounts capitalized to construction overheads.

In addition to the amounts shown above, the Company also recorded expense for payments to URT of $0.4 million and $1.1 million in the three and nine months ended September 30, 2003, respectively.

Employer Contributions – As of September 30, 2004, the Company has made $1.3 million of contributions to the PBOP Plan. The Company presently anticipates contributing an additional $0.8 million to fund the Plan in 2004 for an estimated total of $2.1 million.

Supplemental Executive Retirement Plan – The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of NPPC (000’s)	2004	2003	2004	2003
Service Cost	$19	$15	$55	$45
Interest Cost	17	17	53	51
Expected Return on Plan Assets	—	—	—	—
Amortization of Prior Service Cost	(1)	(1)	(3)	(3)
Amortization of Transition Obligation	4	4	12	12
Amortization of Net Loss	1	—	3	—

Net Periodic SERP Cost	$40	$35	$120	$105

Employer Contributions – As of September 30, 2004, the Company has made payments of $54,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $16,000 in 2004 for a total of $70,000.

Note 9: Subsequent Events

Unitil Energy Systems, Inc. Preferred Stock Redemption and Retirement - On October 15, 2004, Unitil Corporation’s wholly owned subsidiary, Unitil Energy Systems, Inc. (UES), redeemed and retired the three outstanding issues of its Redeemable, Cumulative Preferred Stock at par, aggregating $904,100. The three issues redeemed and retired were the 8.70% Series (aggregate par value of $215,000), the 8.75% Series (aggregate par value of $313,600) and the 8.25% Series (aggregate par value of $375,500). UES used operating cash to effect this transaction.

Fitchburg Gas and Electric Light Company Pension and Postretirement Benefits Other Than Pension (PBOP) Adjustment Mechanism Tariff Filing - On April 30, 2004, Unitil Corporation’s wholly owned subsidiary, Fitchburg Gas and Electric Light Company (FG&E), filed new tariffs with the MDTE to establish a reconciliation adjustment mechanism for both its Gas Division and Electric Division to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism related to pension and PBOP costs. As part of this ruling, FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the nine month period ended September 30, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of September 30, 2004, FG&E has recorded a regulatory asset of $1.6 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2004.

(b) Not applicable.

(c) Issuer repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
7/1/04 – 7/31/04	—	—	—	n/a
8/1/04 – 8/31/04	365	$26.90	365	n/a
9/1/04 – 9/30/04	—	—	—	n/a

Total	365	$26.90	365	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Unitil Corporation Tax Deferred Savings and Investment Plan-Trust Agreement	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 28, 2004 Announcing Earnings For the Quarter Ended September 30, 2004	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 28, 2004	/s/ MARK H. COLLIN
Mark H. Collin
Chief Financial Officer

Date: October 28, 2004	/s/ LAURENCE M. BROCK
Laurence M. Brock
Controller