Form 10-Q
period 2005-03-31
UNITIL CORP
filed 2005-04-29
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2005
Common Stock, No par value	5,569,478 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2005

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

RESULTS OF OPERATIONS

Earnings Overview

The Company’s Net Income was $2.7 million for the first quarter of 2005, $76 thousand lower than the first quarter of 2004. Results for the first quarter of 2005 compared to the prior year reflect higher quarterly gross sales margin and lower operating and maintenance expenses which were offset by higher depreciation and amortization expenses and higher property and payroll taxes. Electric gross sales margin increased by $0.3 million, primarily due to increased electric base rates to recover the cost of postretirement benefits in New Hampshire. Gas gross sales margin, which decreased by less than $0.1 million, was adversely affected by milder winter weather in the first quarter of 2005 compared to the same period in 2004.

Earnings per common share were $0.48 for the first quarter of 2005 compared with earnings of $0.50 per share for the first quarter of 2004.

Operating Revenues — Electric

Electric Operating Revenues - Electric Operating Revenue, decreased by $0.6 million, or 1.3%, in the three months ended March 31, 2005 compared to the same period in 2004. Electric Operating Revenue includes the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in operating expenses. The decrease in Operating Revenue reflects lower Purchased Electricity costs compared to the prior period. The Purchased Electricity cost of sales component decreased $0.9 million, or 2.7%, in the three months ended March 31, 2005 compared to the same period in 2004, reflecting lower electric commodity prices. Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. The Company recovers the cost of Purchased Electricity in its rates at cost on a pass through basis. C&LM revenue related to electric operations in the first three months of 2005 was flat compared to the same period in 2004. The Company also recovers the costs of C&LM on a pass through basis.

Electric sales margin (Electric Operating Revenue less cost of electric sales) was $13.7 million in the three months ended March 31, 2005. This represents an increase of $0.3 million compared to the same period in 2004. Approximately 85% of this increase is due to increase electric base rates for the recovery of postretirement benefit costs in the Company’s New Hampshire retail distribution utility while the remainder of the increase is due to an increase of 0.3% in electric kilowatt-hour (kWh) sales during the period.

The following table details total Electric Operating Revenues and Sales Margin for the three month periods ended March 31, 2005 and 2004:

Electric Operating Revenues and Sales Margin (000’s)

	Three Months Ended March 31,
	2005	2004	% Change
Electric Operating Revenue:
Residential	$20,992	$20,366	3.1%
Commercial / Industrial	25,820	27,085	(4.7)%

Total Electric Operating Revenue	$46,812	$47,451	(1.3)%

Cost of Sales:
Purchased Electricity	$32,326	$33,212	(2.7)%
Conservation & Load Management	784	786	(0.2)%

Gross Electric Sales Margin	$13,703	$13,453	1.9%

Kilowatt-hour Sales – Total electric kilowatt-hour sales (kWh) increased 0.3% in the first quarter of 2005 compared to the same period in 2004. Residential kWh sales increased 1.0% and sales to commercial and industrial customers decreased 0.2% during this period. The overall increase in electric energy sales reflects customer growth in our utility service territories.

The following table details total kWh sales for the three months ended March 31, 2005 and 2004 by major customer class:

kWh Sales (000’s)

	Three Months Ended March 31,
	2005	2004	% Change
Residential	186,716	184,878	1.0%
Commercial/Industrial	269,958	270,391	(0.2)%

Total	456,674	455,269	0.3%

Operating Revenues - Gas

Gas Operating Revenues – Gas Operating Revenue increased $1.0 million, or 9.0%, in the three months ended March 31, 2005 compared to the same period in 2004. Gas Operating Revenue includes the recovery of the cost of sales, which are recorded as Purchased Gas and C&LM in operating expenses.

Purchased Gas increased $1.1 million, or 15.3%, in the three months ended March 31, 2005 compared to the same period in 2004. The increase in Purchased Gas is attributable to higher gas commodity costs. Purchased Gas costs include the cost of gas supply as well as the other energy supply related costs. The Company recovers the cost of Purchased Gas in its rates at cost on a pass through basis. C&LM expenses related to gas operations in the first three months of 2005 was flat compared to the same period in 2004. The Company also recovers the costs of C&LM on a pass through basis.

Gas sales margin (Gas Operating Revenue less the costs of gas sales) was $4.2 million in the first three months of 2005. This represents a decrease of less than $0.1 million compared to the same period in 2004. Total firm therm unit sales decreased 3.7% in the three months ended March 31, 2005 compared to the same period in 2004 reflecting milder winter weather in the first quarter of 2005 compared to 2004.

The following table details total Gas Operating Revenues and Margin for the three months ended March 31, 2005 and 2004:

Gas Operating Revenues and Sales Margin (000’s)

	Three Months Ended March 31,
	2005	2004	% Change
Gas Operating Revenue:
Residential	$7,475	$6,781	10.2%
Commercial / Industrial	5,205	4,856	7.2%

Total Firm Gas Revenue	$12,680	$11,637	9.0%

Interruptible Gas Revenue	7	—	n/a

Total Gas Operating Revenue	$12,687	$11,637	9.0%

Cost of Sales:
Purchased Gas	$8,424	$7,305	15.3%
Conservation & Load Management	87	87	(0.2)%

Gross Gas Sales Margin	$4,176	$4,245	(1.6)%

Therm Sales – Total natural gas firm therm sales decreased 3.7% in the first quarter of 2005 compared to the same period in 2004. Residential gas therm sales decreased 4.3% and sales to commercial and industrial customers decreased 3.1% during this period. Gas sales were negatively impacted by milder late winter weather in the first quarter of 2005 compared to the same period in 2004.

The following table details total firm therm sales for the three months ended March 31, 2005 and 2004, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended March 31,
	2005	2004	% Change
Residential	5,551	5,801	(4.3)%
Commercial/Industrial	5,495	5,670	(3.1)%

Total	11,046	11,471	(3.7)%

Operating Revenue - Other

Total Other Revenues increased $0.1 million, or 23.7%, in the three month period ended March 31, 2005 compared to the same period in 2004. This increase was the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the three and nine months ended September 30, 2004 and 2003:

Other Revenue (000’s)

	Three Months Ended March 31,
	2004	2003	% Change
Other	$501	$405	23.7%

Total Other Revenue	$501	$405	23.7%

Operating Expenses

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as the other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $0.9 million in the three months ended March 31, 2005 compared to the same period in 2004, reflecting lower electric commodity prices. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $1.1 million, or 15.3%, in the first three months of 2005 compared to the same period in 2004. The increase in Purchased Gas is attributable to higher natural gas commodity costs. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense decreased $0.2 million, or 3.5% in the three month period ended March 31, 2005 compared to the same period in 2004.

The decrease in the three month period reflects lower retiree and employee benefit costs compared to the same period last year, of $0.1 million, and lower property & casualty insurance and legal fees of $0.1 million. These decreases were partially offset by higher audit fees of ($0.1 million), including expenditures to third parties related to the Company’s efforts in complying with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Total C&LM expenses in the three month period ended March 31, 2005 were essentially flat compared to the same period in 2004. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense increased $0.5 million, or 9.7% for the three month period ended March 31, 2005 compared to the same period in 2004. This increase was primarily due to increased depreciation on normal plant additions.

Local Property and Other Taxes - Local Property and Other Taxes increased by less than $0.1 million, or 5.4%, for the three month period ended March 31, 2005 compared to the same period in 2004. This increase was due to increases in payroll and property taxes.

Federal and State Income Taxes - Federal and State Income Taxes increased by less than $0.1 million in the first quarter of 2005 compared to 2004.

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

Interest Expense, net, decreased by less than $0.1 million in the three month period ended March 31, 2005 as compared to the same period in 2004. The decrease was the result of a reduction of $50 thousand in interest expense on long-term debt on lower levels of long-term debt, increased interest income on regulatory assets of $0.1 million, partially offset by an increase of $0.1 million in short-term interest expense due to higher levels of short-term borrowings and higher short-term borrowing rates.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $8.8 million during the First Quarter of 2005, a decrease of $6.2 million over the comparable period in 2004. Decreases in sources of cash are largely due to working capital requirements. The increased use of cash for Prepayments and Other of $2.7 million is associated with prepayments for purchased power payments in 2003, which were utilized in the first quarter of 2004. Cash required for Accounts Payable increased $2.2 million compared to last year mainly due to higher costs of purchasing electricity and natural gas for our customers. Uses of cash for Accounts Receivable, which increased by $2.0 million over the comparable quarter in 2004, reflect seasonal fluctuations in the collection of revenues from our customers due to the extended length of the winter heating season this year. In addition to these working capital requirements, increases in Deferred Restructuring Charges required an additional $1.8 million in cash. Deferred Restructuring Charges are regulatory assets that will be recovered from customers in future periods. Offsetting the negative operating cash flows was an increase in cash of $0.9 million in Other, net, and the Company also collected deferred energy costs from customers that led to an increase in cash from Accrued Revenues of $0.9 million for the first quarter of 2004 compared to the same period last year.

Cash used in investing activities was relatively unchanged at $4.4 million for the three months ended March 31, 2005 and the comparable period in 2004. Annual capital expenditures are presently budgeted to be $26.3 million in 2005 compared to $22.9 million expended in 2004. These capital expenditures reflect electric and gas utility system additions, including $2.4 million of cash outlays for the initial phase of the Automated Meter Reading projects expected to commence in the Summer of 2005. Capital expenditure projections are subject to changes during the fiscal year.

Cash flows used in financing activities were $3.2 million in the first three months of 2005 compared with $11.9 million in the comparable period of 2004. Cash used for financing activities in the current period includes the repayment of short-term bank debt in the amount of $1.4 million as compared to the repayment of $7.0 million of short-term bank debt during the same period in 2004. Both periods reflect the payment of dividends to shareholders of approximately $1.9 million. During the First Quarter of 2005, normal sinking fund payments of $0.1 million were incurred while during the comparable quarter in 2004, such payments included the repayment of $3.0 million of FG&E’s 8.55% Long-term Notes that matured in March, 2004.

At March 31, 2005 Unitil had an aggregate of $33.0 million, in unsecured revolving lines of credit through three banks. The Company expects to renew its lines of credit annually on or about June 30, 2005 and anticipates that it will be able to secure, renew or replace its revolving lines of credit in the future in accordance with its projected requirements. Average daily short-term borrowings during the first three months of 2005 were approximately $25.5 million, an increase of approximately $8.1 million over the comparable period in 2004. At March 31, 2005, the Company had available approximately $8.7 million of unused bank lines of credit and had short-term debt outstanding through bank borrowings of approximately $24.3 million. In addition, Unitil had $4.2 million in cash at March 31, 2005.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2005, there are $1.0 million of guarantees outstanding and these guarantees extend through October 14, 2006.

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

INTEREST RATE RISK

The Company meets its external financing needs by issuing short-term debt. The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2005 and March 31, 2004 were 3.05% and 1.55%, respectively.

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

REGULATORY MATTERS

As a registered holding company under PUHCA, Unitil and its subsidiaries are regulated by the Securities and Exchange Commission (SEC) with respect to various matters, including: the issuance of securities, our capital structure, and certain acquisitions and dispositions of assets. The retail distribution utilities, UES and FG&E are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE), respectively, in regards to their rates, issuance of securities and other accounting and operational matters. Unitil’s utility operations related to wholesale and interstate business activities are also regulated by the Federal Energy Regulatory Commission (FERC). Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

In connection with the implementation of retail choice, Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $170 million as of March 31, 2005 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

FG&E – Electric Division – FG&E’s primary business is providing electric distribution service under rates approved by the MDTE in 2002. FG&E had been required to purchase and provide power, as the provider of last resort, through either Standard Offer Service (Standard Offer) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. The seven year term of Standard Offer Service, which included a requirement to provide service at rate levels which included a state-mandated rate reduction, expired on February 28, 2005. FG&E continues to be required to be the provider of last resort, however, and on March 1, 2005, customers previously on Standard Offer Service were automatically placed on Default Service. Prices for Default Service are set periodically based on market solicitations as approved by the MDTE.. As of March 31, 2005, competitive suppliers were serving approximately 37 percent of FG&E’s electric load, primarily for FG&E’s largest customers.

FG&E’s stranded generation-related Regulatory Assets are being amortized and recovered through the year 2009, with no carrying charges on the unamortized balance. FG&E was subject to a total rate cap for a seven year period, which expired on February 28, 2005. Any unrecovered balance of purchased power costs and stranded costs as a result of the total rate cap has been deferred, with carrying charges, for future rate recovery as a Regulatory Asset. In anticipation of the end of the rate cap period, FG&E had advised the MDTE that it would file a proposed plan for recovery of these deferred amounts beginning March 1, 2005. On April 4, 2005, FG&E filed with the MDTE a Settlement Agreement with the Massachusetts Office of the Attorney General, and representatives of industrial and low-income customers. Under the terms of the Settlement Agreement, and subject to approval by the MDTE, the parties have agreed to a rate path to allow recovery of FG&E’s deferred stranded costs. The MDTE has docketed the Settlement Agreement for review.

The value of FG&E’s generation-related and deferred-cost Regulatory Assets was approximately $35.9 million at March 31, 2005, and $32.2 million at March 31, 2004, and is expected to be recovered in FG&E’s rates over the next 6 to 8 years. In addition, as of March 31, 2005, FG&E had recorded on its balance sheets $63.8 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts, which are included in Unitil’s consolidated financial statements.

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

FG&E – Gas Division – FG&E provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDTE in 2002. FG&E’s customers may purchase gas supplies from third-party vendors or purchase their gas from FG&E as the provider of last resort. FG&E collects its gas supply costs through a seasonal Cost of Gas Adjustment Clause (CGAC) and recovers other related costs through a reconciling Local Distribution Adjustment Clause. In 2001, the MDTE required the mandatory assignment of LDC’s pipeline capacity to competitive marketers selling gas to FG&E’s customers, thus protecting FG&E from exposure to costs for stranded capacity. In January 2004, the MDTE opened an investigation on whether the mandatory assignment of pipeline capacity should be continued, and that proceeding is ongoing.

The MDTE granted FG&E’s request to voluntarily decrease its CGAC by approximately $1.2 million in February through April 2004 by accelerating the payment of a multi-year refund pursuant to a 2001 order of the MDTE that was affirmed on appeal in January, 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. Upon expiration of this refund, the MDTE approved new CGAC rates effective May 1, 2004, reflecting a net average increase to customers of 8.6 percent. New CGAC rates effective November 1, 2004, were approved as filed resulting in an average increase to customers of 16.3% versus the then current summer rates. The MDTE approved an additional increase of 5.6% to winter CGAC rates effective January 1, 2005. FG&E has requested MDTE approval of a CGAC rate decrease of 6.5% from current (January 2005) rates, effective May 1, 2005.

FG&E – Other – On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings or losses that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the twelve month period ended December 31, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of March 31, 2005, FG&E has recorded a regulatory asset of $1.8 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

UES – UES provides electric distribution service to its customers pursuant to rates established under a 2002 restructuring settlement. As the provider of last resort, UES also provides its customers with electric power through either Transition or Default Service under adjustable rates that reflect UES’ costs for wholesale supply. In the 2002 restructuring settlement, the NHPUC approved the divestiture of the long-term power supply portfolio by Unitil Power and tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to annual or periodic reconciliation or future review. As of March 31, 2005, UES had recorded on its balance sheets $70.3 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are included in Unitil Corporation’s consolidated financial statements. These Power Supply Contract Obligations are expected to be recovered principally over a period of approximately 6 years.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC approved this filing, effective May 1, 2004. On March 17, 2005, UES filed its second annual reconciliation and rate filing with the NHPUC. Action on this 2005 reconciliation filing is pending.

On March 15, 2004 UES filed a petition with the NHPUC for recovery of post-retirement benefits (PBOP) costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC approved this filing, effective May 1, 2004.

On December 11, 2004, UES filed with the NHPUC a Petition for an accounting order to defer certain pension costs above those included in its base rates for 2004 until UES files its next base rate case; which is required to be filed no later than October, 2007. (also see Note 8 below) In its petition, UES stated that it had experienced an extraordinary increase in pension costs of 400% to 600% since its current base rates were set in 2002 and that UES is making voluntary irrevocable cash contributions, $0.6 million in 2003 and $1.0 million in 2004, to its pension plans to maintain the financial health of the plan and to offset future pension cost increases. UES argued that its proposal for deferral of these costs increases until its next base rate case was in the best interest of its customers because it would allow UES to delay seeking new rates and avoid the cost of a formal full base rate proceeding and would support the continued funding of the pension plan. On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated

that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense on UES is not clear and that a full examination of UES income and expenses will be undertaken when UES files a rate case. As a result of this order, UES intends to file a base rate case in 2005 to increase its base rates to recover pension costs and other increases in costs since its last rate case.

On February 1, 2005, the Restructuring Surcharge in UES rates, which has been in place since December 2002, expired, resulting in a rate decrease of approximately 1 percent. The tariff allowing for collection of this charge provided for its termination when all costs had been collected which has now occurred.

On January 7, 2005, the NHPUC approved UES’ petition for a one year extension of Transition Service and Default Service for rate class G1, and the associated solicitation process whereby UES intends to secure energy supplies for such extended service. As a result, UES’ Transition Service supply obligation for all rate classes will end at the same time on April 30, 2006. The Company recovers the costs of Transition Service and Default Service in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings. On March 24, 2005, the NHPUC approved the power supply agreement and proposed rates for Transition Service and Default Service for rate class G1 for the period May 1, 2005 to October 31, 2005.

On April 1, 2005, UES filed a petition with the NHPUC for approval of a plan for procurement of Default Service power supply for service commencing on May 1, 2006 for all rate classes. Action on this matter is pending.

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

FERC – Wholesale Power Market Restructuring – FG&E, UES and Unitil Power are members of the New England Power Pool (NEPOOL), formed in 1971 to assure reliable operation of the bulk power system in the most economic manner for the region. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with and subject to the jurisdiction of the FERC. Under the NEPOOL Agreement and the NEPOOL Open Access Transmission Tariff (OATT), to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The NEPOOL Agreement and the OATT impose generating capacity and reserve obligations, and provide for the use of major transmission facilities and support payments associated therewith. The most notable benefits of NEPOOL are coordinated power system operation in a reliable manner and a supportive business environment for the development of a competitive electric marketplace. The regional bulk power system is operated by an independent corporate entity, the ISO-NE, in order to avoid any opportunity for conflicting financial interests between the system operator and the market-driven participants.

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

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FG&E and UES have intervened in the proceeding. Both UES and FG&E are located in a non-constrained area of the power pool. On June 2, 2004 the FERC issued an order generally accepting the ISO-NE approach to LICAP, but delayed implementation until January 1, 2006. On August 31, 2004, ISO-NE substantially updated its filing. This case continues to be contested at FERC.

The formation of an RTO, LICAP and other wholesale market changes are not expected to have a material impact on Unitil’s operations because of the cost recovery mechanisms for wholesale energy costs approved by the MDTE and NHPUC.

FERC – Other – In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. UES and Unitil Power protested because certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and accepted the new tariff effective October 28, 2003, subject to refund. A settlement among certain parties was approved by the FERC in September 2004, which reduces the allowed return on equity in the formula rates and will result in refunds to the tariff customers, including UES, but does not address a specific protest raised by UES. The Company is continuing to pursue its dispute with NU before the FERC. A FERC decision in this matter is pending. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

On March 30, 2005, NU filed an executed Distribution Service Agreement (“DSA”) settlement between UES and NU with the FERC for effect on June 1, 2005. The DSA provides for cost recovery by NU for facilities used by UES that had been reclassed from transmission plant to distribution plant. On April 20, 2005 UES intervened in support of the DSA. Costs under the DSA are estimated to be approximately $2 million annually. These costs are expected to be recovered through reconciling cost recovery mechanisms. At this early stage, it is unclear when final FERC action will take place, but the rates are expected to go into effect on June 1, 2005, possibly subject to refund if FERC has not rendered a decision by that time.

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

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating Revenues
Electric	$46,812	$47,451
Gas	12,687	11,637
Other	501	405

Total Operating Revenues	60,000	59,493

Operating Expenses
Purchased Electricity	32,326	33,212
Purchased Gas	8,424	7,305
Operation and Maintenance	5,758	5,965
Conservation & Load Management	871	873
Depreciation and Amortization	5,226	4,764
Provisions for Taxes:
Local Property and Other	1,486	1,410
Federal and State Income	1,405	1,338

Total Operating Expenses	55,496	54,867

Operating Income	4,504	4,626
Non-Operating Expenses	39	42

Income Before Interest Expense	4,465	4,584
Interest Expense, Net	1,755	1,778

Net Income	2,710	2,806
Less: Dividends on Preferred Stock	39	59

Earnings Applicable to Common Shareholders	$2,671	$2,747

Average Common Shares Outstanding - Basic	5,533,123	5,494,255
Average Common Shares Outstanding - Diluted	5,549,223	5,508,797

Earnings Per Common Share (Basic and Diluted)	$0.48	$0.50

Dividends Declared Per Share of Common Stock	$0.690	$0.690

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31, 2004
	2005	2004
ASSETS:

Utility Plant:
Electric	$225,763	$211,138	$222,121
Gas	53,659	48,880	53,208
Common	27,104	27,720	28,271
Construction Work in Progress	3,944	3,583	4,454

Total Utility Plant	310,470	291,321	308,054
Less: Accumulated Depreciation	105,697	95,306	104,051

Net Utility Plant	204,773	196,015	204,003

Current Assets:
Cash	4,164	2,560	3,032
Accounts Receivable – Net of Allowance for Doubtful Accounts of $580, $511 and $501	21,834	19,159	18,119
Accrued Revenue	6,128	7,272	9,754
Refundable (Payable) Taxes	(2,742)	(341)	977
Materials and Supplies	1,952	2,184	3,080
Prepayments and Other	1,501	3,132	1,771

Total Current Assets	32,837	33,966	36,733

Noncurrent Assets:
Regulatory Assets	193,381	220,115	199,608
Prepaid Pension Costs	10,505	10,477	10,990
Debt Issuance Costs	2,239	1,822	2,265
Other Noncurrent Assets	4,579	5,159	3,411

Total Noncurrent Assets	210,704	237,573	216,274

TOTAL	$448,314	$467,554	$457,010

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31, 2004
	2005	2004
CAPITALIZATION AND LIABILITIES:

Capitalization:

Common Stock Equity	$93,496	$92,035	$94,291
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	2,113	3,044	2,113
Long-Term Debt, Less Current Portion	110,600	110,892	110,675

Total Capitalization	206,434	206,196	207,304

Current Liabilities:
Long-Term Debt, Current Portion	290	268	285
Capitalized Leases, Current Portion	325	525	413
Accounts Payable	15,224	16,156	16,249
Short-Term Debt	24,275	15,430	25,675
Dividends Declared and Payable	1,967	1,971	50
Refundable Customer Deposits	1,664	1,425	1,545
Interest Payable	2,195	2,020	1,328
Other Current Liabilities	5,943	4,226	5,607

Total Current Liabilities	51,883	42,021	51,152

Deferred Income Taxes	54,042	56,152	56,156

Noncurrent Liabilities:
Power Supply Contract Obligations	134,062	159,897	140,448
Capitalized Leases, Less Current Portion	146	297	183
Other Noncurrent Liabilities	1,747	2,991	1,767

Total Noncurrent Liabilities	135,955	163,185	142,398

TOTAL	$448,314	$467,554	$457,010

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash Flow from Operating Activities:
Net Income	$2,710	$2,806
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	5,226	4,764
Deferred Tax Provision	(1,772)	(1,409)
Changes in Current Assets and Liabilities:
Accounts Receivable	(3,715)	(1,698)
Accrued Revenue	3,626	2,757
Refundable Taxes	3,719	4,157
Materials and Supplies	1,128	677
Prepayments and Other	270	3,014
Accounts Payable	(1,025)	1,132
Refundable Customer Deposits	119	(4)
Interest Payable	867	664
Other Current Liabilities	336	(28)
Deferred Restructuring Charges	(2,161)	(340)
Other, net	(503)	(1,426)

Cash Provided by Operating Activities	8,825	15,066

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(4,444)	(4,367)

Cash (Used in) Investing Activities	(4,444)	(4,367)

Cash Flows from Financing Activities:
Repayment of Short-Term Debt	(1,400)	(6,980)
Repayment of Long-Term Debt	(70)	(3,064)
Dividends Paid	(1,953)	(1,957)
Issuance of Common Stock	299	244
Repayment of Capital Lease Obligations	(125)	(148)

Cash (Used in Financing) Activities	(3,249)	(11,905)

Net Increase (Decrease) in Cash	1,132	(1,206)
Cash at Beginning of Period	3,032	3,766

Cash at End of Period	$4,164	$2,560

Supplemental Cash Flow Information:
Interest Paid	$1,460	$1,603
Income Taxes Refunded	478	1,333

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNITIL’S SIGNIFICANT ACCOUNTING POLICIES ARE DESCRIBED IN NOTE 1 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2005.

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

Goodwill and Intangible Assets – The Company does not have any goodwill recorded on its balance sheet as of March 31, 2005. There are no significant intangible assets recorded by the Company at March 31, 2005. Therefore, the Company is not currently involved in making estimates or seeking valuations of these items.

Off-Balance Sheet Arrangements – As of March 31, 2005, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office and other equipment under operating leases and, in management’s opinion, the amount of these transactions is not material.

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

Derivatives – The Company enters into wholesale electric and gas energy supply contracts to serve its customers. The Company’s policy is to review each contract and determine whether they meet the criteria for classification as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and / or SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As of March 31, 2005, the Company determined that none of its wholesale electric and gas energy supply contracts met the criteria for classification as a derivative instrument.

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

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recently performed work on two environmental remediation projects, the Sawyer Passway MGP Site and the Former Electric Generating

Station. The Company has or will recover substantially all of the cost of the work performed to date from customers or from its insurance carriers. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of March 31, 2005, there are no material losses that would require additional liability reserves to be recorded. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

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

Recently Issued Pronouncements - In January 2004 and May 2004, the Financial Accounting Standards Board (FASB) issued, respectively, Statement No. 106-1 (SFAS 106-1) and Statement No. 106-2 (SFAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the Act). The Act includes a subsidy to a plan sponsor that is based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. SFAS 106-1 and SFAS 106-2 require the disclosure of the effects, if any, of the Act on the reported measure of the accumulated postretirement benefit obligation and how that effect has been, or will be, reflected in the net postretirement benefit costs of current or subsequent periods. On January 28, 2005, the final Medicare Part D Prescription Drug Rules were posted to the Federal Register. Based on these rules, the Company’s estimated PBOP Projected Benefit Obligation was reduced by $4.0 million. Additionally, the Company has estimated that its annual PBOP costs will be reduced by $0.3 million under the Act. These reductions are reflected in the Company’s Consolidated Financial Statements.

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 addresses whether a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE if certain conditions exist. The Company has determined that there are no entities that qualify as VIE’s under FIN 46 and therefore adoption of FSP FIN 46(R)-5 does not have an impact on the Company’s Consolidated Financial Statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (FIN 47). FIN 47 clarifies that the term, conditional asset retirement obligations, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) refers to a legal obligation to perform an asset retirement activity in which the timing and / or method of settlement are conditional on a future event that may or may not be within the control of the entity.

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived asset and depreciated over the asset’s useful life. The Company currently accounts for all of the costs of its long lived-assets, including the cost of removal to replace these assets, in accordance with guidelines published by the FERC for Utility plant accounting. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. Consistent with regulatory utility accounting guidance, the Company does not account separately for negative salvage, or cost of retirement obligations as defined in SFAS No. 143. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, depreciation amounts to provide for future negative salvage value.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/24/05	05/13/05	04/29/05	$0.345
01/13/05	02/15/05	02/01/05	$0.345

09/24/04	11/15/04	11/01/04	$0.345
06/24/04	08/13/04	07/30/04	$0.345
03/31/04	05/14/04	04/30/04	$0.345
01/15/04	02/13/04	01/30/04	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first quarter of 2005, the Company sold 10,921 shares of its Common Stock, at an average price of $27.38 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $299,045 were used to reduce short-term borrowings.

On April 17, 2003, the Company’s shareholders ratified and approved a Restricted Stock Plan (the Plan) which had been approved by the Company’s Board of Directors at its January 16, 2003 meeting. Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company Common Stock. The Compensation Committee has the power to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided in the Plan. Awards fully vest over a period of four years at a rate of 25% each year. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of Restricted Stock available for awards to participants under the Plan is 177,500. The maximum aggregate number of shares of Restricted Stock that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make proportionate adjustments to prevent dilution or enlargement of rights, including, without limitation, an adjustment in the maximum number and kinds of shares available for awards and in the annual award limit. On May 12, 2003, 10,600 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, May 12, 2003, was $259,170. On April 29, 2004, 10,700 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, April 29, 2004, was $293,715. On March 8, 2005, 10,900 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, March 8, 2005, was $299,423. The compensation expense associated with the issuance of shares under the Plan is being accrued on a monthly basis over the vesting period.

During the first quarter of 2004, the Company sold 9,130 shares of its Common Stock, at an average price of $26.73 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $244,020 were used to reduce short-term borrowings.

Details on preferred stock at March 31, 2005, March 31, 2004 and December 31, 2004 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31, 2004
	2005	2004
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
UES Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	—	215	—
8.75% Series, $100 Par Value	—	314	—
8.25% Series, $100 Par Value	—	375	—
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	899	922	899
8.00% Series, $100 Par Value	1,214	1,218	1,214

Total Preferred Stock	$2,338	$3,269	$2,338

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at March 31, 2005, March 31, 2004 and December 31, 2004 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31, 2004
	2005	2004
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	10,000	10,000

Unitil Realty Corp.
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	5,890	6,160	5,960

Total	110,890	111,160	110,960
Less: Installments due within one year	290	268	285

Total Long-term Debt	$110,600	$110,892	$110,675

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2005, there are $1.0 million of guarantees outstanding and these guarantees extend through October 14, 2006.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2005 and March 31, 2004:

	Electric	Gas	Other	Non-Regulated	Total
Three Months Ended March 31, 2005 (000’s)
Revenues	$46,812	$12,687	$—	$501	$60,000
Segment Profit (Loss)	1,522	1,066	101	(18)	2,671
Identifiable Segment Assets	328,953	96,974	21,387	1,000	448,314
Capital Expenditures	4,025	404	15	—	4,444

Three Months Ended March 31, 2004 (000’s)
Revenues	$47,451	$11,637	$—	$405	$59,493
Segment Profit (Loss)	1,555	1,189	79	(76)	2,747
Identifiable Segment Assets	358,618	83,864	23,955	1,458	467,895
Capital Expenditures	3,701	479	187	—	4,367

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2005.

Overview - As a registered holding company under PUHCA, Unitil and its subsidiaries are regulated by the Securities and Exchange Commission (SEC) with respect to various matters, including: the issuance of securities, our capital structure, and certain acquisitions and dispositions of assets. The retail distribution utilities, UES and FG&E are subject to regulation by the New Hampshire Public Utilities Commission (NHPUC) and the Massachusetts Department of Telecommunications and Energy (MDTE), respectively, in regards to their rates, issuance of securities and other accounting and operational matters. Unitil’s utility operations related to wholesale and interstate business activities are also regulated by the Federal Energy Regulatory Commission (FERC). Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

In connection with the implementation of retail choice, Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next 6 to 8 years, is $170 million as of March 31, 2005 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

FG&E – Electric Division – FG&E’s primary business is providing electric distribution service under rates approved by the MDTE in 2002. FG&E had been required to purchase and provide power, as the provider of last resort, through either Standard Offer Service (Standard Offer) or Default Service, for retail customers who choose not to buy, or are unable to purchase, energy from a competitive supplier. The seven year term of Standard Offer Service, which included a requirement to provide service at rate levels which included a state-mandated rate reduction, expired on February 28, 2005. FG&E continues to be required to be the provider of last resort, however, and on March 1, 2005, customers previously on Standard Offer Service were automatically placed on Default Service. Prices for Default Service are set periodically based on market solicitations as approved by the MDTE.. As of March 31, 2005, competitive suppliers were serving approximately 37 percent of FG&E’s electric load, primarily for FG&E’s largest customers.

FG&E’s stranded generation-related Regulatory Assets are being amortized and recovered through the year 2009, with no carrying charges on the unamortized balance. FG&E was subject to a total rate cap for a seven year period, which expired on February 28, 2005. Any unrecovered balance of purchased power costs and stranded costs as a result of the total rate cap has been deferred, with carrying charges, for future rate recovery as a Regulatory Asset. In anticipation of the end of the rate cap period, FG&E had advised the MDTE that it would file a proposed plan for recovery of these deferred amounts beginning March 1, 2005. On April 4, 2005, FG&E filed with the MDTE a Settlement Agreement with the Massachusetts Office of the Attorney General, and representatives of industrial and low-income customers. Under the terms of the Settlement Agreement, and subject to approval by the MDTE, the parties have agreed to a rate path to allow recovery of FG&E’s deferred stranded costs. The MDTE has docketed the Settlement Agreement for review.

The value of FG&E’s generation-related and deferred-cost Regulatory Assets was approximately $35.9 million at March 31, 2005, and $32.2 million at March 31, 2004, and is expected to be recovered in FG&E’s rates over the next 6 to 8 years. In addition, as of March 31, 2005, FG&E had recorded on its balance sheets $63.8 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts, which are included in Unitil’s consolidated financial statements.

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

FG&E – Gas Division – FG&E provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDTE in 2002. FG&E’s customers may purchase gas supplies from third-party vendors or purchase their gas from FG&E as the provider of last resort. FG&E collects its gas supply costs through a seasonal Cost of Gas Adjustment Clause (CGAC) and recovers other related costs through a reconciling Local Distribution Adjustment Clause. In 2001, the MDTE required the mandatory assignment of LDC’s pipeline capacity to competitive marketers selling gas to FG&E’s customers, thus protecting FG&E from exposure to costs for stranded capacity. In January 2004, the MDTE opened an investigation on whether the mandatory assignment of pipeline capacity should be continued, and that proceeding is ongoing.

The MDTE granted FG&E’s request to voluntarily decrease its CGAC by approximately $1.2 million in February through April 2004 by accelerating the payment of a multi-year refund pursuant to a 2001 order of the MDTE that was affirmed on appeal in January, 2004. The MDTE also approved FG&E’s request to amortize these charges against future revenues. Upon expiration of this refund, the MDTE approved new CGAC rates effective May 1, 2004, reflecting a net average increase to customers of 8.6 percent. New CGAC rates effective November 1, 2004, were approved as filed resulting in an average increase to customers of 16.3% versus the then current summer rates. The MDTE approved an additional increase of 5.6% to winter CGAC rates effective January 1, 2005. FG&E has requested MDTE approval of a CGAC rate decrease of 6.5% from current (January 2005) rates, effective May 1, 2005.

FG&E – Other – On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings or losses that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the twelve month period ended December 31, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of March 31, 2005, FG&E has recorded a regulatory asset of $1.8 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

UES – UES provides electric distribution service to its customers pursuant to rates established under a 2002 restructuring settlement. As the provider of last resort, UES also provides its customers with electric power through either Transition or Default Service under adjustable rates that reflect UES’ costs for wholesale supply. In the 2002 restructuring settlement, the NHPUC approved the divestiture of the long-term power supply portfolio by Unitil Power and tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to annual or periodic reconciliation or future review. As of March 31, 2005, UES had recorded on its balance sheets $70.3 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are included in Unitil Corporation’s consolidated financial statements. These Power Supply Contract Obligations are expected to be recovered principally over a period of approximately 6 years.

On March 17, 2004, UES filed its first annual reconciliation and rate filing with the NHPUC under its restructuring plan, seeking revised rates for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. In this filing, UES also sought an accounting order to defer and amortize transaction and issuance costs associated with the merger of E&H with and into CECo to form UES. The NHPUC approved this filing, effective May 1, 2004. On March 17, 2005, UES filed its second annual reconciliation and rate filing with the NHPUC. Action on this filing is pending.

On March 15, 2004 UES filed a petition with the NHPUC for recovery of post-retirement benefits (PBOP) costs. UES proposed an increase to its distribution base rates of $1.0 million to provide for the recovery of these costs, effective May 1, 2004. The NHPUC approved this filing, effective May 1, 2004.

On December 11, 2004, UES filed with the NHPUC a Petition for an accounting order to defer certain pension costs above those included in its base rates for 2004 until UES files its next base rate case; which is required to be filed no later than October, 2007. (also see Note 8 below) In its petition, UES stated that it had experienced an extraordinary increase in pension costs of 400% to 600% since its current base rates were set in 2002 and that UES is making voluntary irrevocable cash contributions, $0.6 million in 2003 and $1.0 million in 2004, to its pension plans to maintain the financial health of the plan and to offset future pension cost increases. UES argued that its proposal for deferral of these costs increases until its next base rate case was in the best interest of its customers because it would allow UES to delay seeking new rates and avoid the cost of a formal full base rate proceeding and would support the continued funding of the pension plan. On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense on UES is not clear and that a full examination of UES income and expenses will be undertaken when UES files a rate case. As a result of this order, UES intends to file a base rate case in 2005 to increase its base rates to recover pension costs and other increases in costs since its last rate case.

On February 1, 2005, the Restructuring Surcharge in UES rates, which has been in place since December 2002, expired, resulting in a rate decrease of approximately 1 percent. The tariff allowing for collection of this charge provided for its termination when all costs had been collected which has now occurred.

On January 7, 2005, the NHPUC approved UES’ petition for a one year extension of Transition Service and Default Service for rate class G1, and the associated solicitation process whereby UES intends to secure energy supplies for such extended service. As a result, UES’ Transition Service supply obligation for all rate classes will end at the same time on April 30, 2006. The Company recovers the costs of Transition Service and Default Service in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings. On March 24, 2005, the NHPUC approved the power supply agreement and proposed rates for Transition Service and Default Service for rate class G1 for the period May 1, 2005 to October 31, 2005.

On April 1, 2005, UES filed a petition with the NHPUC for approval of a plan for procurement of Default Service power supply for service commencing on May 1, 2006 for all rate classes. Action on this matter is pending.

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

FERC – Wholesale Power Market Restructuring – FG&E, UES and Unitil Power are members of the New England Power Pool (NEPOOL), formed in 1971 to assure reliable operation of the bulk power system in the most economic manner for the region. NEPOOL is governed by an agreement (NEPOOL Agreement) that is filed with and subject to the jurisdiction of the FERC. Under the NEPOOL Agreement and the NEPOOL Open Access Transmission Tariff (OATT), to which virtually all New England electric utilities are parties, substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The NEPOOL Agreement and the OATT impose generating capacity and reserve obligations, and provide for the use of major transmission facilities and support payments associated therewith. The most notable benefits of NEPOOL are coordinated power system operation in a reliable manner and a supportive business environment for the development of a competitive electric marketplace. The regional bulk power system is operated by an independent corporate entity, the ISO-NE, in order to avoid any opportunity for conflicting financial interests between the system operator and the market-driven participants.

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

On March 1, 2004, ISO-NE filed a proposal to implement Locational Installed Capacity (LICAP) in New England to allow for the imposition of incentive pricing for transmission constrained areas. FG&E and UES have intervened in the proceeding. Both UES and FG&E are located in a non-constrained area of the power pool. On June 2, 2004 the FERC issued an order generally accepting the ISO-NE approach to LICAP, but delayed implementation until January 1, 2006. On August 31, 2004, ISO-NE substantially updated its filing. This case continues to be contested at FERC.

The formation of an RTO, LICAP and other wholesale market changes are not expected to have a material impact on Unitil’s operations because of the cost recovery mechanisms for wholesale energy costs approved by the MDTE and NHPUC.

FERC – Other – In August 2003, Northeast Utilities (NU) filed with FERC to revise its comprehensive network service transmission rates to establish and implement a formula based rate, replacing a fixed rate tariff. As filed, the proposed rate change would increase UES’ external transmission costs paid under the NU tariff for comprehensive network service by about $600,000 per year. UES and Unitil Power protested because certain provisions of NU’s filing are contrary to a settlement reached in 1997 with NU for comprehensive network transmission service. The FERC set NU’s filing for settlement discussions and accepted the new tariff effective October 28, 2003, subject to refund. A settlement among certain parties was approved by the FERC in September 2004, which reduces the allowed return on equity in the formula rates and will result in refunds to the tariff customers, including UES, but does not address a specific protest raised by UES. The Company is continuing to pursue its dispute with NU before the FERC. A FERC decision in this matter is pending. Management cannot predict the outcome of this proceeding but believes it will not have a material impact on results of operations because of rate reconciling cost recovery mechanisms approved by the NHPUC.

On March 30, 2005, NU filed an executed Distribution Service Agreement (“DSA”) settlement between UES and NU with the FERC for effect on June 1, 2005. The DSA provides for cost recovery by NU for facilities used by UES that had been reclassed from transmission plant to distribution plant. On April 20, 2005 UES intervened in support of the DSA. Costs under the DSA are estimated to be approximately $2 million annually. These costs are expected to be recovered through reconciling cost recovery mechanisms. At this early stage, it is unclear when final FERC action will take place, but the rates are expected to go into effect on June 1, 2005, possibly subject to refund if FERC has not rendered a decision by that time.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2005.

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

In December 2003 and 2002, UES and FG&E filed requests with their respective state regulatory commissions for approval of accounting orders to mitigate certain accounting requirements related to pension plan assets which had been triggered by the substantial decline in the capital markets. UES and FG&E were granted approval of this regulatory accounting treatment in January 2003 and 2004. As a result of these approvals, the Company has recorded as a Regulatory Asset the amount of the Plan’s unfunded Accumulated Benefit Obligation (ABO) plus one dollar. These approvals allow UES and FG&E to treat their Additional Minimum Liability (AML) as Regulatory Assets under SFAS No. 71 and avoid the reduction in equity through other comprehensive income that would otherwise be required by SFAS No. 87.

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

The Company has initiated similar discussions for a reconciling rate mechanism for the pension costs of UES with the NHPUC. On December 11, 2004, UES filed with the NHPUC a Petition for an Accounting Order to defer certain pension costs above those included in its base rates for 2004 until its next base rate case. (also see Note 6 above) In that petition the Company stated its intention to explore with the NHPUC and other interested parties, a reconciling rate mechanism for pension costs incurred by UES to achieve the same benefits for UES and its customers that have been achieved by implementing the PAF for FG&E. In its petition, UES stated that it had experienced an extraordinary increase in pension costs, of 400% to 600%, since its current base rates were set in 2002 and that UES is making voluntary irrevocable cash contributions, $0.6 million in 2003 and $1.0 million in 2004, to its pension plans to maintain the financial health of the plan and to offset future pension cost increases. UES argued that its proposal for deferral of these costs increases until its next base rate case was in the best interest of its customers because it would allow UES to delay seeking new rates and avoid the cost of a formal full base rate proceeding and would support the continued funding of the pension plan.

On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense on UES is not clear and that a full examination of UES income and expenses will be undertaken when UES files a rate case. As a result of this order, UES intends to file a base rate case in 2005 to increase its base rates to recover pension costs and other increases in costs since its last rate case.

As of March 31, 2005, UES has recorded deferred pension costs of $0.7 million, which includes $0.6 million of pension costs deferred as of December 31, 2004. The NHPUC has historically permitted the recovery of prudently incurred expenditures related to pension benefits for UES’ employees. The final determination of the amount and method of recovering UES’ pension costs will be decided in its next base rate case and a decision on this proceeding would be expected in 2006. The Company cannot determine the ultimate outcome of this proceeding.

The following table shows the components of net periodic pension cost (income), (NPPC):

	Three Months Ended March 31,
	2005	2004
Components of NPPC (000’s)
Service Cost	$347	$325
Interest Cost	756	757
Expected Return on Plan Assets	(865)	(848)
Amortization of Prior Service Cost	25	25
Amortization of Net (Gain) Loss	222	236

Subtotal NPPC	485	495
Amounts Capitalized and Deferred	(359)	(290)

NPPC Recognized	$126	$205

Included in the 2005 and 2004 amounts above for Amounts Capitalized and Deferred are $213 thousand and $143 thousand, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts represent amounts capitalized to construction overheads.

Employer Contributions – As of March 31, 2005, the Company has not made any contributions to the Plan for 2005. The Company is not required to make a funding of its pension plan this year but may elect to do so. The Company contributed $2.0 million in 2004.

Postretirement Benefits - The Company also sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) to provide health care and life insurance benefits to active employees. Prior to October 1, 2003, the Company funded certain postretirement benefits through the Unitil Retiree Trust (URT). URT was an organization of retirees, incorporated in 1993 to provide social, health and welfare benefits to its members, who are eligible former employees of the Company. Effective January 1, 2004, the PBOP Plan was amended to provide certain healthcare and life insurance benefits, which were previously provided by the URT. The Company has established Voluntary Employee Benefit Trusts, into which it funds contributions to the PBOP Plan.

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

The following table shows the components of net periodic postretirement benefit cost (NPPBC):

	Three Months Ended March 31,
	2005	2004
Components of NPPBC (000’s)
Service Cost	$222	$245
Interest Cost	456	497
Expected Return on Plan Assets	(15)	—
Amortization of Prior Service Cost	365	365
Amortization of Transition (Asset) Obligation	5	5
Amortization of Net (Gain) Loss	(16)	—

Subtotal NPPBC	1,017	1,112
Amounts Capitalized and Deferred	(418)	(917)

NPPBC Recognized	$599	$195

Included in the 2005 and 2004 amounts above for Amounts Capitalized and Deferred are $83 thousand and $508 thousand, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts in 2005 and 2004 represent amounts capitalized to construction overheads.

Employer Contributions – As of March, 2005, the Company has made $0.4 million of contributions to the PBOP Plan. The Company presently anticipates contributing an additional $2.0 million to fund the Plan in 2005 for an estimated total of $2.4 million.

Supplemental Executive Retirement Plan - The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended March 31,
	2005	2004
Components of NPPC (000’s)
Service Cost	$24	$19
Interest Cost	20	17
Expected Return on Plan Assets	—	—
Amortization of Prior Service Cost	—	(1)
Amortization of Transition Obligation	4	4
Amortization of Net Loss	1	1

Net Periodic SERP Cost	$49	$40

Employer Contributions – As of March 31, 2005, the Company has made payments of $18,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $54,000 in 2005 for a total of $72,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4. Controls and Procedures

As of the end of the quarter covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Controller concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2005.

(b) Not applicable.

(c) Issuer repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/05 – 1/31/05	—	—	—	n/a
2/1/05 – 2/28/05	133	$27.06	133	n/a
3/1/05 – 3/31/05	631	$27.56	631	n/a

Total	764	$26.90	764	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 29, 2005 Announcing Earnings For the Quarter Ended March 31, 2005	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 29, 2005	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 29, 2005	/s/ Laurence M. Brock
Laurence M. Brock
Controller