Form 10-Q
period 2005-09-30
UNITIL CORP
filed 2005-10-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2005
Common Stock, No par value	5,587,213 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2005

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

RESULTS OF OPERATIONS

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $1.6 million for the third quarter of 2005, an increase of $0.4 million compared to the same period in 2004. Earnings per common share were $0.28 for the third quarter of 2005, an increase of $0.06 per share compared with earnings of $0.22 per share for the third quarter of 2004. Earnings for the third quarter of 2005 reflect higher electric sales, driven by higher than normal cooling degree days during the summer, and higher gas sales reflecting a new firm therm sales gas contract with a large industrial customer. Unitil also recorded higher net operating costs in the third quarter of 2005 compared to the same period a year earlier.

Through the first nine months of 2005, net income was $5.7 million compared to $5.5 million for the first nine months of 2004. Through the first nine months of 2005, earnings per share were $1.03, an increase of $0.03 per share compared with earnings of $1.00 per share in the first nine months of 2004 reflecting increased electric and gas sales compared to last year partially offset by higher year over year net operating costs, including depreciation and audit fees.

Total electric kilowatt-hour (kWh) sales increased by 8.7% and 3.0% in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The Company’s service territories experienced significantly more cooling degree days during the three months ended September 30, 2005 compared to the same period in 2004.

Combined electric and gas sales margins increased $1.3 million and $2.2 million in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The increases in electric and gas sales margins reflect increases in electric and gas sales in addition to increased utility rates authorized by regulators.

Total Operation & Maintenance (O&M) expense increased $0.6 million in both the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in the three month period reflects higher retiree and employee benefit costs of $0.2 million, higher salaries and compensation costs of $0.1 million, higher utility operating expenses of $0.2 million and higher audit and legal fees of $0.1 million. For the nine month period, higher audit and legal fees of $0.5 million, higher utility operating expenses of $0.2 million and higher salaries and compensation expenses of $0.1 million were partially offset by lower retiree and employee benefit costs of $0.1 million and lower other expenses, net of $0.1 million. The higher professional fees in both the three and nine month periods include expenditures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization expense increased $0.3 million, or 7.4% and $1.5 million, or 10.8%, for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. These increases were primarily due to increased depreciation on normal plant additions and amortization of regulatory assets. The Company’s regulatory assets related to its former abandoned property investment in Seabrook Station became fully-amortized in the third quarter of 2005. As a result, amortization expense in future periods is projected to decline.

Interest Expense, net decreased by less than $0.1 million, or 3.3%, and increased by less than $0.1 million, or 0.4%, in the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The changes in Interest Expense, net were driven by increases in Interest income, primarily due to increased carrying charges on regulatory assets, lower interest expense on long-term borrowings and increases in interest expense on short-term borrowings.

Operating Revenues — Electric

Electric Operating Revenues - Electric Operating Revenues, increased by $6.0 million, or 13.1%, and by $7.9 million, or 5.8%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses.

The increases in Operating Revenues reflect higher sales volume and higher base rates authorized by regulators to recover certain post retirement benefit costs and internal transmission costs, and higher Purchased Electricity costs. The Purchased Electricity revenue component of Operating Revenues increased $5.0 million, or 15.6%, and $5.7 million, or 6.0%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004, reflecting increased sales volume and higher electric commodity prices. Purchased Electricity revenues include the recovery of the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. The Company recovers the cost of Purchased Electricity in its rates at cost on a pass through basis. C&LM revenues related to electric operations increased less than $0.1 million, or 0.3% and $0.3 million, or 11.6%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The increases in C&LM revenues in these periods reflect increased spending on energy efficiency programs that were implemented during those periods. The Company also recovers the costs of C&LM on a pass through basis.

Gross electric sales margin (Electric Operating Revenues less cost of electric sales) was $14.8 million and $42.4 million in the three and nine month periods ended September 30, 2005, respectively. This represents increases of $1.1 million and $2.0 million in the three and nine month periods, respectively, compared to the same periods in 2004. These increases in gross electric sales margin reflect increased electric kilowatt-hour (kWh) sales and higher base rates as discussed above.

The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2005 and 2004:

Electric Operating Revenues and Sales Margin (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Electric Operating Revenue:
Residential	$22,522	$19,060	18.2%	$62,024	$56,731	9.3%
Commercial / Industrial	30,120	27,487	9.6%	83,464	80,809	3.3%

Total Electric Operating Revenue	$52,642	$46,547	13.1%	$145,488	$137,540	5.8%

Cost of Sales:
Purchased Electricity	$36,998	$32,016	15.6%	$100,280	$94,579	6.0%
Conservation & Load Management	874	871	0.3%	2,774	2,485	11.6%

Gross Electric Sales Margin	$14,770	$13,660	8.1%	$42,434	$40,476	4.8%

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 8.7% and 3.0% in the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively, primarily due to warmer summer weather in 2005 than in 2004. Sales to residential customers increased 15.1% and 6.0% in the three and nine month periods, respectively, as compared to the prior year periods, driven by customer growth and warmer weather. Sales to commercial and industrial (C&I) customers increased 4.9% and 1.1% in the three and nine month periods, respectively, as compared to the prior year periods, due primarily to the hotter summer weather. The hotter summer temperatures in the Company’s service territories resulted in increased usage of electricity for air conditioning and other cooling purposes. According to Independent System Operator New England, the entity which operates the regional bulk power system, New England’s electricity use reached an all-time high on July 27, 2005. Our service territories hit two all-time system load peaks on July 19, 2005 and July 27, 2005.

The following table details total kWh sales for the three and nine months ended September 30, 2005 and 2004 by major customer class:

kWh Sales (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Residential	193,774	168,290	15.1%	529,026	499,020	6.0%
Commercial/Industrial	305,512	291,236	4.9%	840,914	831,379	1.1%

Total	499,286	459,526	8.7%	1,369,940	1,330,399	3.0%

Operating Revenues - Gas

Gas Operating Revenues - Gas Operating Revenues increased $0.3 million, or 10.1%, and $1.6 million, or 8.2%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. Gas Operating Revenues include the recovery of the cost of sales, which are recorded as

Purchased Gas and C&LM in Operating Expenses. The increase in Gas Operating Revenues reflects an increase in firm therm sales, higher base rates and higher gas commodity prices.

Purchased Gas revenues increased $0.2 million, or 10.4%, and $1.4 million, or 11.7%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. These increases in Purchased Gas revenues are attributable to increased firm therm sales and higher gas commodity costs. Purchased Gas revenues include the recovery of the cost of gas supply as well as the other energy supply related costs. The Company recovers the cost of Purchased Gas in its rates at cost on a pass through basis. C&LM expenses related to gas operations decreased less than $0.1 million in both the three and nine month periods ended September 30, 2005, compared to the same periods in 2004. The Company also recovers the costs of C&LM on a pass through basis.

Gross gas sales margin (Gas Operating Revenue less the costs of gas sales) was $1.5 million and $7.7 million in the three and nine month periods ended September 30, 2005, respectively. This represents increases of $0.2 million and $0.3 million compared to the same periods in 2004, respectively. For the three month period, approximately 22% of the increase in gross gas sales margin is attributable to a 35.5% increase in firm therm sales. This increase in firm therm sales is due to a new firm transportation contract with a large industrial customer. The Massachusetts Department of Telecommunications and Energy (MDTE) is in the process of deciding whether a portion of the margin earned by the Company under this contract should be “shared” with all of the Company’s firm transport gas customers. Accordingly, pending the results of this proceeding, the significant increase in gas firm therm sales due to this contract is not matched by a similar increase in sales margin. The remaining increase in gas sales margin for the three month period is attributable to higher rates authorized by regulators to recover certain post retirement benefit costs. For the nine month period, approximately 13% of the increase in sales margin is attributable to a 1.7% increase in firm therm sales. This increase in firm therm sales is due to the new contract with a large industrial customer discussed above. The remaining increase in gas sales margin for the nine month period is attributable to higher rates authorized by regulators to recover certain post retirement benefit costs.

The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2005 and 2004:

Gas Operating Revenues and Sales Margin (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Gas Operating Revenue:
Residential	$1,849	$1,587	16.5%	$12,190	$11,106	9.8%
Commercial / Industrial	1,442	1,388	3.9%	8,419	8,133	3.5%

Total Firm Gas Revenue	$3,291	$2,975	10.6%	$20,609	$19,239	7.1%

Interruptible Gas Revenue	194	189	2.6%	516	292	76.7%

Total Gas Operating Revenue	$3,485	$3,164	10.1%	$21,125	$19,531	8.2%
Cost of Sales:
Purchased Gas	$1,906	$1,727	10.4%	$13,169	$11,794	11.7%
Conservation & Load Management	57	78	(26.9%)	227	298	(23.8%)

Gross Gas Sales Margin	$1,522	$1,359	12.0%	$7,729	$7,439	3.9%

Therm Sales – Unitil’s total firm therm sales of natural gas increased 35.5% in the three months ended September 30, 2005 compared to the same period in 2004 and increased 1.7% in the nine months ended September 30, 2005 compared to the same period in 2004. The increases in both of these periods were due to a new firm therm sales contract with a large industrial customer. Sales to residential customers were 5.3% and

2.8% lower for the three and nine month periods ended September 30, 2005, compared to the same periods in 2004, respectively. Sales to C&I customers were 64.6% and 6.1% higher for the three and nine month periods ended September 30, 2005, compared to the same periods in 2004, respectively, due to the new firm therm sales contract with a large industrial customer, discussed above. Absent the firm therm sales from this new contract, sales to C&I customers were approximately 1% and 1.9% lower for the three and nine month periods ended September 30, 2005, compared to the same periods in 2004, respectively, due to lower natural gas usage by our largest customers for production processes.

The following table details total firm therm sales for the three and nine months ended September 30, 2005 and 2004, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Residential	736	777	(5.3%)	8,578	8,822	(2.8%)
Commercial/Industrial	1,789	1,087	64.6%	9,443	8,898	6.1%

Total	2,525	1,864	35.5%	18,021	17,720	1.7%

Operating Revenue - Other

Total Other Revenue increased $0.2 million, or 55.9%, and $0.4 million, or 37.4% in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. These increases were the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the three and nine months ended September 30, 2005 and 2004:

Other Revenue (000’s)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Other	$527	$338	55.9%	$1,480	$1,077	37.4%

Total Other Revenue	$527	$338	55.9%	$1,480	$1,077	37.4%

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity increased $5.0 million, or 15.6%, and $5.7 million, or 6.0%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004, reflecting increased electric kWh sales and higher electric commodity prices. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $0.2 million, or 10.4%, and $1.4 million, or 11.7%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. These increases in Purchased Gas are attributable to increased firm therm sales and higher gas commodity costs. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense increased $0.6 million, or 9.6%, and $0.6 million, or 3.3%, in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004.

Total Operation & Maintenance (O&M) expense increased $0.6 million in both the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The increase in the three month period reflects higher retiree and employee benefit costs of $0.2 million, higher salaries and compensation costs of $0.1 million, higher utility operating expenses of $0.2 million and higher audit and legal fees of $0.1 million. For the nine month period, higher audit and legal fees of $0.5 million, higher utility operating expenses of $0.2 million and higher salaries and compensation expenses of $0.1 million were partially offset by lower retiree and employee benefit costs of $0.1 million and lower other expenses, net of $0.1 million. The higher professional fees in both the three and nine month periods include expenditures to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Total C&LM expenses decreased less than $0.1 million, or 1.8%, and increased $0.2 million, or 7.8%, in the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. The increases reflect changes in spending on Energy Efficiency programs that were implemented in 2005. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense increased $0.3 million, or 7.4% and $1.5 million, or 10.8%, for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. These increases were primarily due to increased depreciation and amortization on normal plant additions and regulatory assets. The Company’s regulatory assets related to its former abandoned property investment in Seabrook Station became fully-amortized in the third quarter of 2005. As a result, amortization expense in future periods is projected to decline.

Local Property and Other Taxes - Local Property and Other Taxes increased by $0.1 million, or 8.3%, and $0.3 million, or 6.6%, for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004. These increases were due to higher local property tax rates and property tax values.

Federal and State Income Taxes - Federal and State Income Taxes are higher by $0.2 million and $0.2 million in the three and nine months ended September 30, 2005 compared to the same periods in 2004 reflecting higher pre-tax earnings.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on short- and long-term debt and interest on regulatory liabilities. Interest income is mainly derived from carrying charges on restructuring related stranded costs and other deferred costs recorded as regulatory assets by the Company’s retail distribution utilities as approved by regulators in New Hampshire and

Massachusetts. Over the long run, as deferred costs are recovered through rates, the interest income associated with these deferrals is expected to decrease. Carrying charges on regulatory assets included in Interest Expense, net were $0.6 million and $0.5 million in the three month periods ended September 30, 2005 and September 30, 2004, respectively. For the nine month periods ended September 30, 2005 and September 30, 2004, carrying charges on regulatory assets were $1.7 million and $1.3 million, respectively.

Interest Expense, net decreased by less than $0.1 million, or 3.3%, and increased by less than $0.1 million, or 0.4%, in the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Interest income increased by $0.2 million and $0.3 million in the three and nine month periods, respectively, primarily due to increased carrying charges on regulatory assets. Interest expense on long-term borrowings in the three month period was flat to the prior year period and decreased less than $0.1 million for the nine month period compared to the prior year. These increases in interest income and decreases in long-term interest expense were offset by increases in interest expense on short-term borrowings of $0.1 million and $0.4 million in the three and nine month periods, respectively.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $21.0 million during the first nine months of 2005, a decrease of $7.6 million over the comparable period in 2004, principally due to higher income tax payments in 2005 and other working capital requirements.

Sources of cash for Accounts Receivable decreased by $3.3 million over the comparable three quarters of 2004, due to increased outstanding receivable balances related to higher 2005 energy costs. Income tax payments increased by $2.7 million in the nine months ended September 30, 2005, compared to the same period in 2004. Cash required for Accounts Payable increased $1.5 million compared to last year, as seasonal higher purchases of electricity and natural gas were funded. In addition to these working capital requirements, net cash required for Deferred Restructuring Charges increased by $0.7 million due to the expiration of prior year surcharge cash collections related to industry restructuring in New Hampshire. The Company’s regulatory assets classified as Deferred Restructuring Charges will be recovered from customers in future periods. Offsetting the negative operating cash flows was an increase in cash of $1.6 million in Other Current Liabilities, reflecting accrued operating expenses, which are expected to be funded in future periods. Cash requirements increased by $1.2 million for Other, net, reflecting principally the absence in 2005 of the recovery of energy costs in the first quarter of 2004 as part of the Mirant bankruptcy settlement. Such energy costs had been prepaid in 2003. All other changes in cash flows from operating activities were a net decrease of $0.2 million in uses of cash in the nine months ended September 30, 2005 compared to the same period in 2004.

Cash used in investing activities for the nine months ended September 30, 2005 was $16.7 million compared with $17.1 during the same period last year, a reduction of $0.4 million. Annual capital expenditures are presently projected to be $25.6 million in 2005 compared to $22.9 million expended in 2004. These projected 2005 capital expenditures reflect principally electric and gas utility system additions, including $1.8 million of cash outlays for the initial phase of an Advanced Metering Infrastructure (AMI) project expected to commence in the Fall of 2005. Capital expenditure projections are subject to changes during the fiscal year.

Cash flows used in financing activities were $3.8 million in the first three quarters of 2005 compared with $11.5 million in the comparable period of 2004, reflecting a $1.9 million increase in short-term bank borrowings during the current 2005 period, as compared to the repayment of $2.7 million during comparable 2004 period. In 2005, the Company repaid $2.0 million in long term debt compared to $3.2 million in 2004. Both periods reflect the payment of dividends to shareholders of approximately $5.9 million. In addition, the Company received approximately $0.8 million and $0.7 million, respectively in the first nine months of 2005 and 2004, from the sale of its Common Stock in connection with its Dividend Reinvestment and Stock Purchase Plan and 401(k) plans.

At September 30, 2005 and December 31, 2004, Unitil had an aggregate of $44.0 million and $33.0 million, respectively, in unsecured revolving lines of credit through three banks. Lines of credit were increased as of June 30, 2005 principally to satisfy Unitil’s on-going construction program. The Company expects to renew its lines of credit annually on or about June 30, 2006 and anticipates that it will be able to secure, renew or replace its revolving lines of credit to meet its projected requirements. Average daily short-term borrowings during the first nine months of 2005 were approximately $24.4 million, an increase of approximately $7.3 million over the comparable period in 2004. At September 30, 2005, the Company had available approximately $18.5 million of unused bank lines of credit and had short-term debt outstanding through bank borrowings of approximately $27.5 million. In addition, Unitil had approximately $3.6 million in cash at September 30, 2005. Unitil’s subsidiary, Fitchburg Gas and Electric Light Company, is seeking to pay down short-term debt with the placement of a $15 million long-term note issuance by the end of 2005.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. Currently, these guarantees extend through January 31, 2006. As of September 30, 2005, there are $1.0 million of guarantees outstanding.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the Company’s retail distribution utilities: Fitchburg Gas and Electric Light Company (FG&E), and Unitil Energy Systems, Inc. (UES). FG&E is regulated by the Massachusetts Department of Telecommunications and Energy (MDTE) and UES is regulated by the New Hampshire Public Utilities Commission (NHPUC). Both FG&E and UES are subject to regulation by the Federal Energy Regulatory Commission (FERC). Accordingly, the Company uses the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered or refunded in future electric and gas retail rates.

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

The Company’s principal regulatory assets and liabilities are detailed on the Company’s Consolidated Balance Sheet. The Company is currently receiving or being credited with a return on all of its regulatory assets for which a net cash outflow has been made. The Company is currently paying or being charged with a return on all of its regulatory liabilities for which a net cash inflow has been received. The Company’s regulatory assets and liabilities will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

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

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2005 and September 30, 2004 were 4.01% and 1.97%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2005 and September 30, 2004 were 3.51% and 1.70%, respectively.

MARKET RISK

Although Unitil’s utility operating companies were subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of power and gas costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making which involves the pre-approval of the commodity prices included in rates. Additionally, as discussed above and below in Regulatory Matters, the Company has divested its long-term commodity-related contracts and therefore, has further reduced its exposure to commodity risk. During the third quarter of 2005, the energy markets experienced significant volatility, with unprecedented increases in energy prices. The Company is working with the regulatory commissions to address the issue of increasing energy prices and help the Company’s customers work through this difficult period. The regulatory commissions in Massachusetts and New Hampshire have continued to approve full collection of these costs by Unitil’s utility operating companies. However, the risk exists that the regulatory commissions would require the Company to finance, through deferrals, a portion of these costs for a period of time.

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues
Electric	$52,642	$46,547	$145,488	$137,540
Gas	3,485	3,164	21,125	19,531
Other	527	338	1,480	1,077

Total Operating Revenues	56,654	50,049	168,093	158,148

Operating Expenses
Purchased Electricity	36,998	32,016	100,280	94,579
Purchased Gas	1,906	1,727	13,169	11,794
Operation and Maintenance	6,609	6,032	18,303	17,722
Conservation & Load Management	932	949	3,001	2,783
Depreciation and Amortization	5,007	4,664	15,309	13,821
Provisions for Taxes:
Local Property and Other	1,314	1,213	4,128	3,873
Federal and State Income	648	493	2,848	2,692

Total Operating Expenses	53,414	47,094	157,038	147,264

Operating Income	3,240	2,955	11,055	10,884
Non-Operating Expenses	46	41	128	150

Income Before Interest Expense	3,194	2,914	10,927	10,734
Interest Expense, Net	1,593	1,648	5,080	5,058

Net Income	1,601	1,266	5,847	5,676
Less: Dividends on Preferred Stock	39	59	117	176

Earnings Applicable to Common Shareholders	$1,562	$1,207	$5,730	$5,500

Average Common Shares Outstanding - Basic	5,558,238	5,514,611	5,546,194	5,504,582
Average Common Shares Outstanding - Diluted	5,577,051	5,529,433	5,563,114	5,519,380

Earnings Per Common Share (Basic and Diluted)	$0.28	$0.22	$1.03	$1.00

Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED) September 30,		(AUDITED) December 31, 2004
	2005	2004
ASSETS:

Utility Plant:
Electric	$231,050	$218,455	$222,121
Gas	54,906	50,284	53,208
Common	27,550	27,987	28,271
Construction Work in Progress	7,781	6,328	4,454

Total Utility Plant	321,287	303,054	308,054
Less: Accumulated Depreciation	111,654	100,947	104,051

Net Utility Plant	209,633	202,107	204,003

Current Assets:
Cash	3,560	3,821	3,032
Accounts Receivable – Net of Allowance for Doubtful Accounts of $561, $645 and $501	19,648	15,712	18,119
Accrued Revenue	5,115	5,607	9,754
Refundable Taxes	—	—	977
Materials and Supplies	3,709	3,519	3,080
Prepayments	1,366	1,632	1,771

Total Current Assets	33,398	30,291	36,733

Noncurrent Assets:
Regulatory Assets	180,045	206,444	199,608
Prepaid Pension Costs	9,197	9,486	10,990
Debt Issuance Costs	2,187	2,290	2,265
Other Noncurrent Assets	2,339	4,236	3,411

Total Noncurrent Assets	193,768	222,456	216,274

TOTAL	$436,799	$454,854	$457,010

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED) September 30,		(AUDITED) December 31, 2004
	2005	2004
CAPITALIZATION AND LIABILITIES:
Capitalization:
Common Stock Equity	$93,338	$91,515	$94,291
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	2,101	3,017	2,113
Long-Term Debt, Less Current Portion	110,445	110,749	110,675

Total Capitalization	206,109	205,506	207,304

Current Liabilities:
Long-Term Debt, Current Portion	302	279	285
Capitalized Leases, Current Portion	169	490	413
Accounts Payable	13,167	13,444	16,249
Short-Term Debt	27,525	19,745	25,675
Dividends Declared and Payable	1,978	1,981	50
Refundable Customer Deposits	1,938	1,513	1,545
Taxes Payable	1,723	2,930	—
Interest Payable	2,195	2,195	1,328
Other Current Liabilities	2,314	1,317	1,366

Total Current Liabilities	51,311	43,894	46,911

Deferred Income Taxes	50,359	51,540	56,156

Noncurrent Liabilities:
Power Supply Contract Obligations	121,291	146,811	140,448
Capitalized Leases, Less Current Portion	80	249	183
Other Noncurrent Liabilities	7,649	6,854	6,008

Total Noncurrent Liabilities	129,020	153,914	146,639

TOTAL	$436,799	$454,854	$457,010

(The accompanying notes are an integral part of these statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash Flow from Operating Activities:
Net Income	$5,847	$5,676
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	15,309	13,821
Deferred Taxes	(2,642)	(2,397)
Changes in Current Assets and Liabilities:
Accounts Receivable	(1,529)	1,749
Accrued Revenue	4,639	4,422
Taxes Refundable / Payable	2,700	6,746
Materials and Supplies	(629)	(658)
Prepayments and Other	405	914
Accounts Payable	(3,082)	(1,580)
Refundable Customer Deposits	393	84
Interest Payable	867	839
Other Current Liabilities	948	(668)
Deferred Restructuring Charges	(5,083)	(4,346)
Other, net	2,857	4,062

Cash Provided by Operating Activities	21,000	28,664

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(16,680)	(17,074)

Cash (Used in) Investing Activities	(16,680)	(17,074)

Cash Flows from Financing Activities:
Issuance (Repayment) of Short-Term Debt, net	1,850	(2,665)
Repayment of Long-Term Debt	(213)	(3,196)
Dividends Paid	(5,877)	(5,887)
Issuance of Common Stock	806	718
Retirement of Preferred Stock	(11)	(27)
Repayment of Capital Lease Obligations	(347)	(478)

Cash (Used in) Financing Activities	(3,792)	(11,535)

Net Increase in Cash	528	55
Cash at Beginning of Period	3,032	3,766

Cash at End of Period	$3,560	$3,821

Supplemental Cash Flow Information:
Interest Paid	$6,154	$5,910
Income Taxes Paid	3,544	869
Supplemental Schedule of Noncash Activities:
Capital Leases Incurred	$—	$246

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

Unitil Power formerly functioned as the full requirements wholesale power supply provider for UES. Unitil Power divested its long-term power supply contracts in 2003 as part of an industry restructuring settlement in New Hampshire. Unitil Power currently collects the costs retained under this divestiture through a Federal Energy Regulatory Commission (FERC) regulated wholesale rate tariff. The New Hampshire Public Utilities Commission (NHPUC) has authorized UES to recover the stranded costs associated with this divestiture in retail rates.

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

Basis of Presentation - Please refer to Note 1 to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 2, 2005, for a description of the Company’s Basis of Presentation.

Recently Issued Pronouncements - In January 2004 and May 2004, the Financial Accounting Standards Board (FASB) issued, respectively, Statement No. 106-1 (SFAS 106-1) and Statement No. 106-2 (SFAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (the Act). The Act includes a subsidy to a plan sponsor that is based on 28 percent of an individual beneficiary’s annual prescription drug costs between $250 and $5,000 and the opportunity for a retiree to obtain a prescription drug benefit under Medicare. SFAS 106-1 and SFAS 106-2 require the disclosure of the effects, if any, of the Act on the reported measure of the accumulated postretirement benefit obligation and how that effect has been, or will be, reflected in the net postretirement benefit costs of current or subsequent periods. On January 28, 2005, the final Medicare Part D Prescription Drug Rules were posted to the Federal Register. Based on these rules, the Company’s estimated PBOP Projected Benefit Obligation was reduced by $4.0 million. Additionally, the Company has estimated that its annual PBOP costs will be reduced by $0.3 million under the Act. These reductions are reflected in Operation and Maintenance expense in the Company’s Consolidated Financial Statements.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/23/05	11/15/05	11/01/05	$0.345
06/17/05	08/15/05	08/01/05	$0.345
03/24/05	05/13/05	04/29/05	$0.345
01/13/05	02/15/05	02/01/05	$0.345
09/24/04	11/15/04	11/01/04	$0.345
06/24/04	08/13/04	07/30/04	$0.345
03/31/04	05/14/04	04/30/04	$0.345
01/15/04	02/13/04	01/30/04	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the third quarter of 2005, the Company sold 9,289 shares of its Common Stock, at an average price of $27.99 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $260,000 were used to reduce short-term borrowings.

During the third quarter of 2004, the Company sold 8,454 shares of its Common Stock, at an average price of $25.35 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $214,000 were used to reduce short-term borrowings.

The Company has a Restricted Stock Plan (the Plan). Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company Common Stock. The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided in the Plan. Awards fully vest over a period of four years at a rate of 25% each year. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of Restricted Stock available for awards to participants under the Plan is 177,500. The maximum aggregate number of shares of Restricted Stock that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make proportionate adjustments to prevent dilution or enlargement of rights, including, without limitation, an adjustment in the maximum number and kinds of shares available for awards and in the annual award limit. On May 12, 2003, 10,600 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, May 12, 2003, was $259,170. On April 29, 2004, 10,700 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, April 29, 2004, was $293,715. On March 8, 2005, 10,900 shares were issued in conjunction with the Plan. The aggregate market value of the restricted stock at the date of issuance, March 8, 2005, was $299,423. The compensation expense associated with the issuance of shares under the Plan is being accrued on a monthly basis over the vesting period.

Details on preferred stock at September 30, 2005, September 30, 2004 and December 31, 2004 are shown below:

(Amounts in Thousands)

	(Unaudited) September 30,		(Audited) December 31, 2004
	2005	2004
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
UES Preferred Stock, Redeemable, Cumulative:
8.70% Series, $100 Par Value	—	215	—
8.75% Series, $100 Par Value	—	314	—
8.25% Series, $100 Par Value	—	375	—
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	891	899	899
8.00% Series, $100 Par Value	1,210	1,214	1,214

Total Preferred Stock	$2,326	$3,242	$2,338

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at September 30, 2005, September 30, 2004 and December 31, 2004 are shown below:

(Amounts in Thousands)

	(Unaudited) September 30,		(Audited) December 31, 2004
	2005	2004
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	10,000	10,000

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	5,747	6,028	5,960

Total	110,747	111,028	110,960
Less: Installments due within one year	302	279	285

Total Long-term Debt	$110,445	$110,749	$110,675

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. Currently, these guarantees extend through January 31, 2006. As of September 30, 2005, there are $1.0 million of guarantees outstanding.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2005 and September 30, 2004:

Three Months Ended September 30, 2005 (000’s)	Electric	Gas	Other	Non-Regulated	Total
Revenues	$52,643	$3,485	$(1)	$527	$56,654
Segment Profit (Loss)	2,191	(840)	226	(15)	1,562
Identifiable Segment Assets	322,324	95,050	18,352	1,073	436,799
Capital Expenditures	4,509	2,699	14	(40)	7,182

Three Months Ended September 30, 2004 (000’s)
Revenues	$46,547	$3,164	$—	$338	$50,049
Segment Profit (Loss)	1,784	(596)	51	(32)	1,207
Identifiable Segment Assets	348,910	83,097	22,210	637	454,854
Capital Expenditures	4,359	2,071	8	—	6,438

Nine Months Ended September 30, 2005 (000’s)
Revenues	$145,488	$21,125	$—	$1,480	$168,093
Segment Profit (Loss)	5,545	(258)	485	(42)	5,730
Identifiable Segment Assets	322,324	95,050	18,352	1,073	436,799
Capital Expenditures	11,784	4,895	41	(40)	16,680

Nine Months Ended September 30, 2004 (000’s)
Revenues	$137,540	$19,531	$—	$1,077	$158,148
Segment Profit (Loss)	5,213	251	202	(166)	5,500
Identifiable Segment Assets	348,910	83,097	22,210	637	454,854
Capital Expenditures	12,919	3,955	200	—	17,074

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

Unitil’s retail distribution utilities have the franchise to deliver electricity and/or natural gas to all customers in our franchise areas, at rates established under traditional cost of service regulation. Under this regulatory structure, UES and FG&E recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in Massachusetts and New Hampshire, Unitil’s customers have the opportunity to purchase their electric or natural gas supplies from third-party vendors. Most customers, however, continue to purchase such supplies through UES and FG&E as the provider of last resort. UES and FG&E purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies without profit or mark up through reconciling rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next six to eight years, is $158 million as of September 30, 2005 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

FG&E – Electric Division – FG&E’s primary business is providing electric distribution service under rates approved by the MDTE. Retail distribution rates for FG&E’s electric operations were last set by the MDTE in December, 2002. FG&E is required to purchase and provide power, as the provider of last resort, through Default Service, for retail customers who chose not to buy, or were unable to purchase, energy from a competitive supplier Prices for Default Service are set periodically based on market solicitations as approved by the MDTE. As of September 30, 2005, competitive suppliers were serving approximately 39 percent of FG&E’s electric load for FG&E’s largest customers.

As a result of the restructuring and the divestiture of FG&E’s owned generation assets and buyout of FG&E’s power supply obligations, the company has recorded on its balance sheets three categories of Regulatory Assets: stranded generation-related costs; Power Supply Buyout Obligations associated with the divestiture of its long-term purchase power obligations; and the unrecovered balance of purchase power costs and stranded generation-related costs deferred as a result of the restructuring legislation’s seven year rate cap, which expired on February 28, 2005. FG&E earns carrying charges on the unamortized balances of the stranded generation-related costs and the deferred purchased power costs and stranded costs. The value of FG&E’s generation-related and deferred-cost Regulatory Assets was approximately $36.7 million at September 30, 2005, and $33.9 million at September 30, 2004, and is expected to be recovered in FG&E’s rates over the next six to eight years. In addition, as of September 30, 2005, FG&E had recorded on its balance sheets $59.8 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts, which are included in Unitil’s consolidated financial statements, and on which carrying charges are not earned.

On April 4, 2005, FG&E filed with the MDTE a Settlement Agreement with the Massachusetts Office of the Attorney General, and representatives of industrial and low-income customers, in regards to future recovery of these deferred amounts. The Settlement Agreement, which was approved by the MDTE on May 4, 2005, provides for a rate path to allow recovery of FG&E’s deferred stranded costs. Pursuant to the Settlement Agreement, on August 17, 2005, FG&E filed revised tariffs, effective October 1, 2005, ending collection of the Seabrook Amortization Charge and increasing the Transition Charge by approximately the same amount.

FG&E – Gas Division – FG&E provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDTE in 2002. FG&E’s customers may purchase gas supplies from third-party vendors or purchase their gas from FG&E as the provider of last resort. FG&E collects its gas supply costs through a seasonal Cost of Gas Adjustment Clause (CGAC) and recovers other related costs through a reconciling Local Distribution Adjustment Clause (LDAC).

FG&E – Other – On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism to provide for the recovery of costs associated with the Company’s employee pension benefits and Post Retirement Benefits Other than Pension (PBOP) expenses. FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism removes the volatility in earnings or losses that may result from requirements of existing accounting standards and provides for an annual filing and rate adjustment with the MDTE. For the twelve month period ended December 31, 2004, FG&E was allowed to defer for recovery, through the rate adjustment mechanism, pension and PBOP expenses of $1.0 million. As of September 30, 2005, FG&E has recorded a regulatory asset of $2.3 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets. On September 16, 2005 FG&E filed revised pension/PBOP adjustment factors (PAFs) with the MDTE for both its gas and electric divisions. The gas PAF is proposed to become effective November 1, 2005. The electric PAF is proposed to become effective January 1, 2006. A public hearing has been scheduled for November 2, 2005.

UES – UES provides electric distribution service to its customers pursuant to rates established under a 2002 restructuring settlement. As the provider of last resort, UES also provides its customers with electric power through either Transition or Default Service under adjustable rates that reflect UES’ costs for wholesale supply with no profit or markup through reconciling rate mechanisms .

In the 2002 restructuring settlement, the NHPUC approved the divestiture of the long-term power supply portfolio by Unitil Power and tariffs for UES for stranded cost recovery and Transition and Default Service, including certain surcharges that are subject to annual or periodic reconciliation or future review. As of September 30, 2005, UES had recorded on its balance sheets $61.4 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are included in Unitil Corporation’s consolidated financial statements. These Power Supply Contract Obligations are expected to be recovered principally over a period of approximately five years.

On December 11, 2004, UES filed with the NHPUC a Petition for an accounting order to defer certain pension costs above those included in its base rates for 2004 until UES files its next base rate case; which is required to be filed no later than October 2007 (also see Note 8 below). In its petition, UES stated that it had experienced an extraordinary increase in pension costs of 400% to 600% since its current base rates were set in 2002 and that UES is making voluntary irrevocable cash contributions, $0.6 million in 2003 and $1.0 million in 2004, to its pension plans to maintain the financial health of the plan and to offset future pension cost increases. UES argued that its proposal for deferral of these cost increases until its next base rate case was in the best interest of its customers because it would allow UES to delay seeking new rates and avoid the cost of a formal full base rate proceeding and would support the continued funding of the pension plan. On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense on UES is not clear and that a full examination of UES income and expenses will be undertaken when UES files a rate case. UES notified the NHPUC on September 30, 2005 of its intent to file for a base rate increase on or about November 1, 2005 of approximately $4.6 million to recover pension costs and other increases in costs since its last rate case.

On January 7, 2005, the NHPUC approved UES’ petition for a one year extension of Transition Service and Default Service for rate class G1, and the associated solicitation process whereby UES intends to secure energy supplies for such extended service. As a result, UES’ Transition Service supply obligation for all rate classes will end at the same time on April 30, 2006. The Company recovers the costs of Transition Service and Default Service in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings. On April 1, 2005, UES filed a petition with the NHPUC for approval of a plan for procurement of Default Service power supply for service commencing on May 1, 2006 for all rate classes. A settlement supporting the plan between UES, the Office of Consumer Advocate and the NHPUC Staff, was approved by the NHPUC on September 9, 2005. Under the approved plan, UES will procure Default Service power for its larger commercial and industrial customers on a quarterly basis, and for its smaller commercial and residential customers through a portfolio of longer term contracts on a semi-annual basis.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2004 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 2, 2005.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of September 30, 2005, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

On May 13, 2004 FG&E discovered an unauthorized excavation by another property owner on the site at Sawyer Passway in which tainted soils related to MGP by-products were exposed and relocated onto property owned by FG&E. FG&E promptly reported this discovery to the DEP and subsequently received a Notice of Responsibility on May 20, 2004. FG&E has properly disposed of the relocated materials and taken other steps in accordance with DEP directives to remedy the situation.

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

Defined Benefit Pension Plan – The Company sponsors the Unitil Corporation Retirement Plan (the Plan), a defined benefit pension plan covering substantially all its employees. Under the Plan retirement benefits are based upon an employee’s level of compensation and length of service. The Company records annual expense and accounts for its defined benefit pension plan in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”, (SFAS No. 87).

In December 2003 and 2002, UES and FG&E filed requests with their respective state regulatory commissions for approval of accounting orders to mitigate certain accounting requirements related to pension plan assets which had been triggered by the substantial decline in the capital markets. UES and FG&E were granted approval of this regulatory accounting treatment in January 2003 and 2004. As a result of these approvals, the Company has recorded as a Regulatory Asset the amount of the Plan’s unfunded Accumulated Benefit Obligation (ABO) plus one dollar. These approvals allow UES and FG&E to treat their Additional Minimum Liability (AML) as Regulatory Assets under FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation”, (SFAS No. 71) and avoid the reduction in equity through other comprehensive income that would otherwise be required by SFAS No. 87.

On October 27, 2004 the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism, the Pension Adjustment factor (PAF), to recover the costs associated with the Company’s pension, and postretirement benefits other than pensions (PBOP), costs on an annually reconciling basis. As a result of this order, FG&E records a regulatory asset to recognize the deferral for the difference between the level of pension and PBOP expenses that are currently included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions”, (SFAS No. 106) and amortizes increases and /or decreases in that deferral balance into the PAF for recovery over a three year period. The PAF provides for an annual filing and rate adjustment with the MDTE and requires that carrying charges on prepaid or (accrued) pension and PBOP assets and liabilities be collected from, or refunded to, utility customers.

The Company initiated similar discussions for a reconciling rate mechanism for the pension costs of UES with the NHPUC. On December 11, 2004, UES filed with the NHPUC a Petition for an Accounting Order to defer certain pension costs above those included in its base rates for 2004 until its next base rate case (also see Note 6 above). In that petition the Company stated its intention to explore with the NHPUC and other interested parties, a reconciling rate mechanism for pension costs incurred by UES to achieve the same benefits for UES and its customers that have been achieved by implementing the PAF for FG&E. In its petition, UES stated that it had experienced an extraordinary increase in pension costs, of 400% to 600%, since its current base rates were set in 2002 and that UES is making voluntary irrevocable cash contributions, $0.6 million in 2003 and $1.0 million in 2004, to its pension plans to maintain the financial health of the plan and to offset future pension cost increases. UES argued that its proposal for deferral of these costs increases until its next base rate case was in the best interest of its customers because it would allow UES to delay seeking new rates and avoid the cost of a formal full base rate proceeding and would support the continued funding of the pension plan.

On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense on UES is not clear and that a full examination of UES income and expenses will be undertaken when UES files a rate case. As a result of this order, on September 30, 2005, UES filed a “Notice of Intent to File Rate Schedules” with the NHPUC, indicating that it will file a base rate case on November 1, 2005. The base rate case filing is intended to recover pension costs and other increases in costs since its last rate case. As of September 30, 2005, UES has recorded deferred pension costs of $0.8 million. The NHPUC has historically permitted the recovery of prudently incurred expenditures related to pension benefits for UES’ employees. The final determination of the amount and method of recovering UES’ pension costs will be decided in the base rate case and a decision on this proceeding would be expected in 2006. The Company cannot determine the ultimate outcome of this proceeding.

The following tables show the components of net periodic pension cost (income), (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of NPPC (000’s)
Service Cost	$415	$325	$1,094	$975
Interest Cost	765	757	2,314	2,271
Expected Return on Plan Assets	(851)	(848)	(2,553)	(2,544)
Amortization of Prior Service Cost	29	25	80	75
Amortization of Net (Gain) Loss	377	236	859	708

Subtotal NPPC	735	495	1,794	1,485
Amounts Capitalized and Deferred	(352)	(338)	(1,075)	(930)

NPPC Recognized	$383	$157	$719	$555

Included in the 2005 amounts above for Amounts Capitalized and Deferred are approximately $59 thousand and $536 thousand for the three and nine months ended September 30, 2005, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. Included in the 2004 amounts above for Amounts Capitalized and Deferred are approximately $147 thousand and $438 thousand for the three and nine months ended September 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts represent amounts capitalized to construction overheads.

Key Assumptions (Weighted Average)	2005		2004
Used to Determine Benefit Obligations:
Discount Rate	6.00	% (1)	6.50%
Rate of Compensation Increase	3.50%		3.50%

Used to Determine NPPC:
Discount Rate	6.00	% (1)	6.50%
Expected Long-Term Rate of Return on Plan Assets	8.50%		8.75%
Rate of Compensation Increase	3.50%		3.50%

(1)	In May 2005, the Company reached agreements with its union labor bargaining units for new five-year contracts, effective June 1, 2005, which resulted in amendments to the Plan. Effective for the period of June 1, 2005 through December 31, 2005, the Company lowered the assumed discount rate to 6.00%. This change is reflected in the net periodic pension cost amounts shown in the table above.

Employer Contributions – As of September 30, 2005, the Company has not yet made any contributions to the Plan for 2005. The Company is required to make a minimum contribution to its pension plan this year in the amount of $0.7 million. The Company contributed $2.0 million in 2004.

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

The following tables show the components of net periodic postretirement benefit cost (NPPBC), as well as key actuarial assumptions used in determining the various PBOP Plan values:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of NPPBC (000’s)
Service Cost	$300	$245	$745	$735
Interest Cost	435	497	1,346	1,491
Expected Return on Plan Assets	(1)	—	(31)	—
Amortization of Prior Service Cost	322	365	1,051	1,095
Amortization of Transition (Asset) Obligation	5	5	16	15
Amortization of Net (Gain) Loss	33	—	—	—

Subtotal NPPBC	1,094	1,112	3,127	3,336
Amounts Capitalized and Deferred	(456)	(644)	(1,292)	(2,140)

NPPBC Recognized	$638	$468	$1,835	$1,196

Included in the 2005 amounts above for Amounts Capitalized and Deferred are approximately $140 thousand and $306 thousand for the three and nine months ended September 30, 2005, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. Included in the 2004 amounts above for Amounts Capitalized and Deferred are approximately $179 thousand and $926 thousand for the three and nine months ended September 30, 2004, respectively, deferred and recorded as a Regulatory Asset on the Company’s Balance Sheet. The remaining amounts represent amounts capitalized to construction overheads.

Weighted-Average Assumptions	2005		2004
Used to Determine Benefit Obligations:
Discount Rate	6.00	% (1)	6.50%
Health Care Cost Trend Rate Assumed for Next Year	7.50%		8.00%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2013		2013

Used to Determine NPPBC:
Discount Rate	6.00	% (1)	6.50%
Expected Long-Term Rate of Return on Plan Assets	8.50%		N/A
Health Care Cost Trend Rate Assumed for Next Year	8.00%		9.00%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2013		2013

(1)	In May 2005, the Company reached agreements with its union labor bargaining units for new five-year contracts, effective June 1, 2005, which resulted in amendments to the Plan. Effective for the period of June 1, 2005 through December 31, 2005, the Company lowered the assumed discount rate to 6.00%. This change is reflected in the net periodic postretirement benefit cost amounts shown in the table above.

Employer Contributions – As of September 30, 2005, the Company has made $1.5 million of contributions to the PBOP Plan. The Company presently anticipates contributing an additional $1.0 million to fund the Plan in 2005 for an estimated total of $2.5 million. The Company contributed $2.4 million in 2004.

Supplemental Executive Retirement Plan - The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of NPSC (000’s)
Service Cost	$24	$19	$71	$55
Interest Cost	20	17	61	53
Expected Return on Plan Assets	—	—	—	—
Amortization of Prior Service Cost	—	(1)	—	(3)
Amortization of Transition Obligation	4	4	13	12
Amortization of Net Loss	1	1	3	3

Net Periodic SERP Cost	$49	$40	$148	$120

Employer Contributions – As of September 30, 2005, the Company has made payments of $54,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $18,000 in 2005 for a total of $72,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2005.

(b) Not applicable.

(c) Issuer repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
7/1/05 – 7/31/05	—	—	—	n/a
8/1/05 – 8/31/05	85	$27.96	85	n/a
9/1/05 – 9/30/05	—	—	—	n/a

Total	85	$27.96	85	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 28, 2005 Announcing Earnings For the Quarter Ended September 30, 2005	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 28, 2005	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 28, 2005	/s/ Laurence M. Brock
Laurence M. Brock
Controller and Chief Accounting Officer