Form 10-Q
period 2006-03-31
UNITIL CORP
filed 2006-04-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006

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

Large Accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2006
Common Stock, No par value	5,620,672 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2006

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

RESULTS OF OPERATIONS

Earnings Overview

One of the warmest winters on record in the United States adversely affected the Company’s sales of electricity and natural gas in the first quarter of 2006. The National Oceanic and Atmospheric Administration reported that the United States experienced the warmest January on record in 2006. On average, heating degree days were 12% below the first quarter of 2005 in the Company’s utility service territories.

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $2.0 million for the first quarter of 2006, a decrease of $0.7 million compared to the same period in 2005. Earnings per common share were $0.36 for the first quarter of 2006, a decrease of $0.12 per share compared with earnings of $0.48 per share for the first quarter of 2005. Earnings for the first quarter of 2006 reflect lower unit sales of electricity and natural gas in 2006 compared to the first quarter of 2005 largely due to a milder winter heating season in 2006. Unitil also recorded higher operating costs in the first quarter of 2006 compared to the same period a year earlier.

Total electric kWh sales decreased 1.2% in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the milder winter heating season in 2006. The weather in the Company’s service territories in the first quarter of 2006 was approximately 12% warmer than in the same period for 2005.

Gross electric sales margin decreased $0.9 million in the three month period ended March 31, 2006 compared to the same period in 2005. The decrease in electric margin is due to lower sales volume ($0.2 million) and electric service rate changes ($0.7 million) in the current period compared to the same three month period a year earlier. In particular, in the fourth quarter of 2005, a rate surcharge on Regulatory Assets, the Seabrook Amortization Surcharge (SAS), expired. As a result, the revenues from the SAS are no longer included in electric sales margin. The decrease in revenues resulting from expiration of the SAS is offset by a corresponding decrease in amortization expense related to this Regulatory Asset. The SAS was being collected from customers of the Company’s Massachusetts utility operating subsidiary, Fitchburg Gas and Electric Light Company (FG&E) to recover the FG&E’s former investment in Seabrook Station, which became fully amortized in 2005.

The Company’s New Hampshire utility operating subsidiary, Unitil Energy Systems, Inc. (UES) filed a request for a base rate increase of $4.65 million with the New Hampshire Public Utilities Commission (NHPUC) which established temporary rate relief at current rate levels, effective January 1, 2006. Any rate change ultimately awarded by the NHPUC will be retroactive to January 1, 2006. The overall rate filing is currently under review, with a NHPUC order anticipated before the end of 2006. The Company has evaluated the gain contingency criteria under Financial Accounting Standards Board (FASB) Statement No. 5, “Accounting for Contingencies” (SFAS No. 5) and will continue to recognize UES’ utility revenues at current rates until such time as the outcome of the rate case can be more clearly determined.

The milder weather caused unit sales of natural gas to residential customers to decline 11.7% in the three months ended March 31, 2006 compared to the same period in 2005. Gas sales to commercial and industrial (C&I) customers were up 8.0% in the three months ended March 31, 2006 compared to the same period in 2005, primarily due to a new special contract with a large industrial customer. Absent the sales associated with this special contract, sales to C&I customers were down 13.8%, reflecting the milder weather.

Gross gas sales margin decreased $0.8 million in the three month period ended March 31, 2006 compared to the same period in 2005. The decrease in gas sales margin is attributable to the lower gas sales volume, as discussed above. A portion of the margin earned by the Company under the new special contract discussed above is deferred for recognition pending the final review of the contract by the Massachusetts Department of Telecommunications and Energy (MDTE) and so the favorable impact on gas firm therm sales due to this contract is not matched by a similar increase in gross gas sales margin.

Total Operation & Maintenance expense increased $0.2 million, or 2.9%, in the three month period ended March 31, 2006 compared to the same period in 2005. The increase reflects higher salaries and compensation costs of $0.2 million, higher retiree and employee benefit costs of $0.1 million, partially offset by lower audit and legal fees of $0.1 million.

Depreciation and Amortization expense decreased $0.9 million for the three month period ended March 31, 2006 compared to the same period in 2005. This decrease was primarily due to lower amortization on regulatory assets. As discussed above, the Company’s regulatory assets related to its former abandoned property investment in Seabrook Station became fully-amortized in the fourth quarter of 2005.

Interest Expense, net increased by $0.2 million in the three month period ended March 31, 2006 as compared to the same period in 2005. The change in Interest Expense, net was primarily driven by a higher weighted average cost of debt in the first quarter of 2006 compared to the same period in 2005.

Operating Revenues — Electric

Electric Operating Revenues - Total Electric Operating Revenues, increased by $9.6 million, or 20.5%, in the three month period ended March 31, 2006 compared to the same period in 2005. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The net increase in Total Electric Operating Revenues reflects higher Purchased Electricity costs $10.6 million, offset by lower sales margin of $0.9 million and lower C&LM revenues of $0.1 million.

As discussed above, the Company has evaluated the gain contingency criteria under SFAS No. 5 regarding the base rate case currently in process with the NHPUC and will continue to recognize UES’ utility revenues at current rates until such time as the outcome of the rate case can be more clearly determined.

Purchased Electricity and C&LM revenues increased a net $10.5 million, or 22.4% of Total Electric Operating Revenues in the three month period ended March 31, 2006 compared to the same period in 2005, reflecting higher electric commodity prices and decreased spending on energy efficiency programs that were implemented during those periods. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Gross electric sales margin (Total Electric Operating Revenues less cost of electric sales) was $12.8 million in the three month period ended March 31, 2006. This represents a decrease of $0.9 million, or 1.9% of Total Electric Operating revenues in the three month period compared to the same period in 2005. The lower sales margin reflects $0.2 million related to lower sales volume and $0.7 million related to lower SAS and other utility service revenues. This decrease in SAS revenues reflects the expiration in the fourth quarter of 2005 of the SAS surcharge on Regulatory Assets, which is offset by a corresponding decrease in amortization expenses on Regulatory Assets (see discussion of Depreciation & Amortization below).

The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2006 and 2005:

Electric Operating Revenues and Sales Margin (000’s)

	Three Months Ended March 31,
	2006	2005	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$24,221	$20,992	$3,229	6.9%
Commercial / Industrial	32,209	25,820	6,389	13.6%

Total Electric Operating Revenue	$56,430	$46,812	$9,618	20.5%

Cost of Electric Sales:
Purchased Electricity	$42,912	$32,326	$10,586	22.6%
Conservation & Load Management	738	800	(62)	(0.2%)

Gross Electric Sales Margin	$12,780	$13,686	$(906)	(1.9%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Kilowatt-hour Sales – On a composite basis, Unitil’s total electric kWh sales decreased 1.2% in the three months ended March 31, 2006 compared to the same period in 2005 primarily due to the milder winter heating season in 2006 compared to 2005. The weather in the Company’s service territories in the first quarter of 2006 was approximately 12% warmer than in the same period for 2005. Sales to residential customers and commercial and industrial (C&I) customers decreased 1.9% and 0.8%, respectively in the three month period as compared to the prior year period.

The following table details total kWh sales for the three months ended March 31, 2006 and 2005 by major customer class:

kWh Sales (000’s)

	Three Months Ended March 31,
	2006	2005	Change	% Change
Residential	183,164	186,716	(3,552)	(1.9%)
Commercial/Industrial	267,841	269,958	(2,117)	(0.8%)

Total	451,005	456,674	(5,669)	(1.2%)

Operating Revenues - Gas

Gas Operating Revenues – Total Gas Operating Revenues increased $1.0 million, or 7.9% in the three month period ended March 31, 2006 compared to the same period in 2005. Total Gas Operating Revenues include the recovery of the costs of gas sales, which are recorded as Purchased Gas and C&LM in Operating Expenses.

The net increase in Gas Operating Revenues reflects higher Purchased Gas costs $1.8 million, offset by lower sales margin of $0.8 million related to lower sales volume.

Purchased Gas and C&LM revenues increased a net $1.8 million, or 13.8% of Total Gas Operating Revenues in the three month period ended March 31, 2006 compared to the same period in 2005, reflecting higher gas commodity prices and an increase in spending on energy efficiency programs that were implemented during those periods. Purchased Gas revenues include the recovery of the cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Gross gas sales margin (Total Gas Operating Revenue less the costs of gas sales) was $3.4 million in the three month period ended March 31, 2006. This represents a decrease of $0.8 million, or 5.9% of Total Gas Operating Revenues in the three month period compared to the same period in 2005 and is attributable to lower firm therm sales volume, as discussed below.

The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2006 and 2005:

Gas Operating Revenues and Sales Margin (000’s)

	Three Months Ended March 31,
	2006	2005	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$7,845	$7,475	$370	2.9%
Commercial / Industrial	5,735	5,205	530	4.2%

Total Firm Gas Revenue	$13,580	$12,680	$900	7.1%

Interruptible Gas Revenue	106	7	99	0.8%

Total Gas Operating Revenue	$13,686	$12,687	$999	7.9%

Cost of Gas Sales:
Purchased Gas	$10,186	$8,424	$1,762	13.9%
Conservation & Load Management	59	71	(12)	(0.1%)

Gross Gas Sales Margin	$3,441	$4,192	$(751)	(5.9%)

(1)	Represents change as a percent of Total Gas Operating Revenue.

Therm Sales – Firm therm sales of natural gas declined 1.9% in the three months ended March 31, 2006 compared to the same period in 2005. Sales to residential customers were 11.7% lower in the first quarter of 2006 compared to the same period in 2005 due to the extremely mild winter heating season in 2006. Sales to C&I customers were 8.0% higher in the current quarter, primarily due to a new special contract with a large industrial customer. Absent the sales associated with this new special contract, sales to C&I customers were down 13.8%, primarily reflecting the extremely mild winter weather in the first quarter of 2006 compared to the same period in 2005. The weather in the Company’s service territories in the first quarter of 2006 was approximately 12% warmer than in the same period for 2005, as the United States experienced a record warm January.

The following table details total firm therm sales for the three months ended March 31, 2006 and 2005, by major customer class:

Firm Therm Sales (000’s)

	Three Months Ended March 31,
	2006	2005	Change	% Change
Residential	4,902	5,551	(649)	(11.7%)
Commercial/Industrial	5,934	5,495	439	8.0%

Total	10,836	11,046	(210)	(1.9%)

Operating Revenue - Other

Total Other Revenue increased $0.1 million, or 17.2%, in the three month period ended March 31, 2006 compared to the same period in 2005. The increase was the result of growth in revenues from the Company’s unregulated energy brokering business, Usource.

The following table details total Other Revenue for the three months ended March 31, 2006 and 2005:

Other Revenue (000’s)

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Other	$587	$501	$86	17.2%

Total Other Revenue	$587	$501	$86	17.2%

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity increased $10.6 million, or 32.7%, in the three month period ended March 31, 2006 compared to the same period in 2005, reflecting higher electric commodity prices. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $1.8 million, or 20.9%, in the three month period ended March 31, 2006 compared to the same period in 2005, reflecting higher gas commodity costs. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expense increased $0.2 million, or 2.9%, in the three month period ended March 31, 2006 compared to the same period in 2005. The increase reflects higher salaries and compensation costs of $0.2 million, due to annual salary and wage increases, and higher retiree and employee benefit costs of $0.1 million, partially offset by lower audit and legal fees of $0.1 million.

Conservation & Load Management – C&LM expenses are associated with the development, management, and delivery of the Company’s Energy Efficiency programs. Energy Efficiency programs are designed, in conformity with state regulatory requirements, to help consumers use electricity and natural gas more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 90% of these costs are related to electric operations and 10% to gas operations.

Total C&LM expenses decreased by $0.1 million, or 8.5%, in three month period ended March 31, 2006 compared to the same period in 2005. The decrease reflects the timing of spending on the implementation of Energy Efficiency programs. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense decreased $0.9 million, or 17.5%, for the three month period ended March 31, 2006 compared to the same period in 2005. This decrease was primarily due to lower amortization on regulatory assets. The Company’s regulatory asset related to its former abandoned property investment in Seabrook Station became fully-amortized in the third quarter of 2005.

Local Property and Other Taxes - Local Property and Other Taxes increased by less than $0.1 million, or less than 1.0% for the three month period ended March 31, 2006 compared to the same period in 2005. This increase was due to higher payroll taxes partially offset by lower property tax rates.

Federal and State Income Taxes - Federal and State Income Taxes are lower by $0.3 million for the months ended March 31, 2006 compared to the same period in 2005 reflecting lower pre-tax earnings.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. Certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

The Company operates a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the Company’s tariff, interest is accrued on these balances and will produce either interest income or interest expense. Interest income is recorded on an under-collection of costs, which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, net (000’s)

	Three Months Ended March 31,
	2006	2005
Interest Expense
Long-term Debt	$2,320	$2,102
Short-term Debt	305	216
Regulatory Liabilities	42	39

Subtotal Interest Expense	2,667	2,357

Interest Income
Regulatory Assets	(728)	(587)
AFUDC and Other	(26)	(15)

Subtotal Interest Income	(754)	(602)

Total Interest Expense, net	$1,913	$1,755

Interest Expense, net increased by $0.2 million, or 9.0% in the three month period ended March 31, 2006 compared to the same period in 2005. Interest expense on long-term borrowings in the three month period ended March 31, 2006 increased $0.2 million compared to the prior year period due to the refinancing of variable rate short-term debt with fixed rate long-term debt. In December 2005 Unitil’s Massachusetts utility subsidiary, FG&E issued $15 million of unsecured long-term notes to institutional investors. Interest expense on short-term debt increased $0.1 million in the three month period ended March 31, 2006 compared to the same period in 2005 primarily due to higher average short-term interest rates. These increases in interest expense were partially offset by an increase in interest income on regulatory assets of $0.1 million primarily due to higher carrying charges on regulatory assets.

CAPITAL REQUIREMENTS

Cash provided by operating activities was $0.7 million during the First Quarter of 2006, a decrease of $8.1 million over the comparable period in 2005. Net Income was $0.7 million lower in the first quarter of 2006 compared to 2005. Cash required for Accounts Payable increased $4.9 million compared to last year mainly due to the higher costs of purchasing electricity and natural gas for our customers. Cash from Accrued Revenue decreased $2.0 million quarter over quarter mainly due to higher energy costs, which will be collected from customers in future periods. During the First Quarter of 2006 as compared to the same quarter in the prior year, Taxes Payable declined by $1.5 million dollars, reflecting higher estimated tax payments in 2006 compared to the refunds received in the first quarter of 2005. In addition, uses of cash for Deferred Restructuring Costs declined by $1.7 million in the first quarter of 2006 compared to the same quarter last year. Deferred Restructuring Costs are regulatory assets that will be recovered from customers in future periods. All other changes in cash flows from operating activities were a net decrease of $0.7 million in cash provided by operating activities.

Cash used in investing activities was $5.6 million for the three months ended March 31, 2006 and increased by $1.2 million over the comparable period in 2005. Annual capital expenditures are presently budgeted to be $37.2 million in 2006 compared to $24.4 million expended in 2005. These 2006 capital expenditures include approximately $9.5 million of cash outlays for the Automated Meter Infrastructure projects, which are expected to be completed in 2007. Capital expenditure projections are subject to changes during the fiscal year.

Cash flows provided by financing activities were $3.9 million in the first three months of 2006. In the comparable period of 2005 cash used in financing activities amounted to $3.2 million, a net change between the two periods of $7.2 million. Cash provided for financing activities in the current period includes the proceeds from short-term bank borrowings of $6.0 million as compared to the repayment of $1.4 million of short-term bank borrowings during the same period in 2005. The current period reflects the early repurchase of $0.2 million of preferred stock. Both periods reflect the payment of dividends to shareholders of approximately $2.0 million. During the First Quarter of 2006 and 2005, normal sinking fund payments amounted to approximately $0.1 million during both periods. Both periods include the proceeds of approximately $0.3 million received from the sale of Unitil Common Stock through the Dividend Reinvestment and Stock Purchase Plan and 401(k) plans.

At March 31, 2006 Unitil had an aggregate of $44.0 million in unsecured revolving lines of credit through three banks. The Company expects to renew its lines of credit annually on or about June 30, 2006 and anticipates that it will be able to secure, renew or replace its revolving lines of credit in the future in accordance with its projected requirements. Average daily short-term borrowings during the first three months of 2006 were approximately $23.5 million, a decrease of approximately $2.0 million over the comparable period in 2005. At March 31, 2006, the Company had available approximately $19.3 million of unused bank lines of credit and had short-term debt outstanding through bank borrowings of approximately $24.7 million. In addition, Unitil had $2.2 million in cash at March 31, 2006.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2006, there are $6.0 million of guarantees outstanding and the longest term guarantee extends through October 24, 2007.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, management is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial statements of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2006.

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

Allowance for Doubtful Accounts - The Company recognizes a Provision for Doubtful Accounts each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Doubtful Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when state regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Doubtful Accounts to maintain an adequate Allowance for Doubtful Accounts balance.

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

Depreciation - Depreciation expense is calculated based on the useful lives of assets and judgment is involved when estimating the useful lives of certain assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets.

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur.

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

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2006 and March 31, 2005 were 5.00% and 3.05%, respectively.

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

Item 1. Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating Revenues
Electric	$56,430	$46,812
Gas	13,686	12,687
Other	587	501

Total Operating Revenues	70,703	60,000

Operating Expenses
Purchased Electricity	42,912	32,326
Purchased Gas	10,186	8,424
Operation and Maintenance	6,092	5,918
Conservation & Load Management	797	871
Depreciation and Amortization	4,179	5,066
Provisions for Taxes:
Local Property and Other	1,497	1,486
Federal and State Income	1,105	1,405

Total Operating Expenses	66,768	55,496

Operating Income	3,935	4,504
Non-Operating (Income) Expenses	(21)	39

Income Before Interest Expense	3,956	4,465
Interest Expense, Net	1,913	1,755

Net Income	2,043	2,710
Less: Dividends on Preferred Stock	30	39

Earnings Applicable to Common Shareholders	$2,013	$2,671

Average Common Shares Outstanding - Basic	5,576,551	5,533,123
Average Common Shares Outstanding - Diluted	5,590,904	5,549,223

Earnings Per Common Share (Basic and Diluted)	$0.36	$0.48

Dividends Declared Per Share of Common Stock	$0.690	$0.690

(The accompanying notes are an integral part of these consolidated financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31,
	2006	2005	2005
ASSETS:

Utility Plant:
Electric	$237,244	$225,763	$234,153
Gas	58,988	53,659	58,675
Common	25,633	27,104	26,515
Construction Work in Progress	7,251	3,944	5,624

Total Utility Plant	329,116	310,470	324,967
Less: Accumulated Depreciation	113,825	105,697	111,646

Net Utility Plant	215,291	204,773	213,321

Current Assets:
Cash	2,213	4,164	3,207
Accounts Receivable – Net of Allowance for Doubtful Accounts of $1,025, $580 and $550	26,424	21,834	23,551
Accrued Revenue	6,388	6,128	8,905
Refundable Taxes	—	—	351
Materials and Supplies	2,600	1,952	3,675
Prepayments and Other	1,296	1,501	1,612

Total Current Assets	38,921	35,579	41,301

Noncurrent Assets:
Regulatory Assets	173,639	193,381	179,719
Prepaid Pension Costs	10,391	10,505	11,099
Debt Issuance Costs	2,368	2,239	2,343
Other Noncurrent Assets	3,240	4,579	2,218

Total Noncurrent Assets	189,638	210,704	195,379

TOTAL	$443,850	$451,056	$450,001

(The accompanying notes are an integral part of these consolidated financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(000’s)

	(UNAUDITED) March 31,		(AUDITED) December 31,
	2006	2005	2005
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$94,767	$93,496	$96,283
Preferred Stock, Non-Redeemable, Non-Cumulative	225	225	225
Preferred Stock, Redeemable, Cumulative	1,880	2,113	2,102
Long-Term Debt, Less Current Portion	125,282	110,600	125,365

Total Capitalization	222,154	206,434	223,975

Current Liabilities:
Long-Term Debt, Current Portion	316	290	308
Capitalized Leases, Current Portion	249	325	261
Accounts Payable	14,692	15,224	20,600
Short-Term Debt	24,725	24,275	18,700
Dividends Declared and Payable	1,985	1,967	50
Refundable Customer Deposits	2,089	1,664	2,031
Taxes Payable	1,844	2,742	—
Interest Payable	2,441	2,195	1,353
Other Current Liabilities	1,674	1,098	2,597

Total Current Liabilities	50,015	49,780	45,900

Deferred Income Taxes	50,754	54,042	52,297

Noncurrent Liabilities:
Power Supply Contract Obligations	107,669	134,062	114,906
Capitalized Leases, Less Current Portion	267	146	324
Other Noncurrent Liabilities	12,991	6,592	12,599

Total Noncurrent Liabilities	120,927	140,800	127,829

TOTAL	$443,850	$451,056	$450,001

(The accompanying notes are an integral part of these consolidated financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash Flow from Operating Activities:
Net Income	$2,043	$2,710
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	4,179	5,066
Deferred Taxes	(1,352)	(1,772)
Changes in Current Assets and Liabilities:
Accounts Receivable	(2,873)	(3,715)
Accrued Revenue	1,586	3,626
Taxes Refundable / Payable	2,195	3,719
Materials and Supplies	1,075	1,128
Prepayments and Other	316	270
Accounts Payable	(5,908)	(1,025)
Refundable Customer Deposits	58	119
Interest Payable	1,088	867
Other Current Liabilities	(923)	(269)
Deferred Restructuring and Other Charges	(444)	(2,161)
Other, net	(346)	262

Cash Provided by Operating Activities	694	8,825

Cash Flows from Investing Activities:
Property, Plant and Equipment Additions	(5,626)	(4,444)

Cash (Used in) Investing Activities	(5,626)	(4,444)

Cash Flows from Financing Activities:
Issuance (Repayment) of Short-Term Debt, net	6,025	(1,400)
Repayment of Long-Term Debt	(75)	(70)
Dividends Paid	(1,966)	(1,953)
Issuance of Common Stock	245	299
Retirement of Preferred Stock	(222)	—
Repayment of Capital Lease Obligations	(69)	(125)

Cash Provided by (Used in) Financing Activities	3,938	(3,249)

Net Increase (Decrease) in Cash	(994)	1,132
Cash at Beginning of Period	3,207	3,032

Cash at End of Period	$2,213	$4,164

Supplemental Cash Flow Information:
Interest Paid	$1,542	$1,460
Income Taxes Paid (Refunded)	803	(478)

(The accompanying notes are an integral part of these consolidated financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2005, as filed with the SEC on February 22, 2006, for a description of the Company’s Basis of Presentation.

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. Prior to the passage of the Energy Policy Act of 2005, Unitil and its subsidiaries were subject to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (PUHCA) by the Securities and Exchange Commission (SEC). As a result of the enactment of the Energy Policy Act of 2005, PUHCA has been repealed. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (UES) (formed in 2002 by the combination and merger of Unitil’s former utility subsidiaries Concord Electric Company and Exeter & Hampton Electric Company), Fitchburg Gas and Electric Light Company (FG&E), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources). Usource, Inc. and Usource L.L.C. are subsidiaries of Unitil Resources.

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

Recently Issued Pronouncements – In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, (SFAS No. 155), which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS No.133) and FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (SFAS No. 140), effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. Additionally, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 also amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt SFAS No. 155 and does not expect that it will have an impact on the Company’s Consolidated Financial Statements.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, (FSP 123(R)-4), “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event”. FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of revised FASB Statement No. 123(R), “Share-Based Payment”, (SFAS No. 123(R)), which was issued in December 2004. SFAS No. 123(R) requires all entities to recognize the fair value of share-based payment awards classified in equity, unless they are unable to reasonably estimate the fair value of the award. The Company uses the fair value method for share-based payment awards and therefore the provisions of SFAS No. 123(R) will have no impact on the Consolidated Financial Statements. The Company has adopted the provisions of FSP 123(R)-4 and it did not have an impact on the Company’s Consolidated Financial Statements.

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

Reclassifications - Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/23/06	05/15/06	05/01/06	$0.345
01/12/06	02/15/06	02/01/06	$0.345
09/23/05	11/15/05	11/01/05	$0.345
06/17/05	08/15/05	08/01/05	$0.345
03/24/05	05/13/05	04/29/05	$0.345
01/13/05	02/15/05	02/01/05	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first quarter of 2006, the Company sold 9,967 shares of its Common Stock, at an average price of $24.60 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $245,000 were used to reduce short-term borrowings.

During the first quarter of 2005, the Company sold 10,921 shares of its Common Stock, at an average price of $27.38 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of $299,045 were used to reduce short-term borrowings.

On April 17, 2003, the Company’s shareholders ratified and approved a Restricted Stock Plan (the Plan) which had been approved by the Company’s Board of Directors at its January 16, 2003 meeting. Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company Common Stock. The Compensation Committee has the power to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided in the Plan. Awards fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on restricted shares underlying the Award may be credited to the participant’s account. Awards may be grossed up to offset the participant’s tax obligations in connection with the Award. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of Restricted Stock available for awards to participants under the Plan is 177,500. The maximum aggregate number of shares of Restricted Stock that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make proportionate adjustments to prevent dilution or enlargement of rights, including, without limitation, an adjustment in the maximum number and kinds of shares available for awards and in the annual award limit. On February 16, 2006, 14,375 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $366,563. On March 8, 2005, 10,900 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $299,423. On April 29, 2004, 10,700 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $293,715. On May 12, 2003, 10,600 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $259,170. The compensation expense associated with the issuance of shares under the Plan is being accrued on a monthly basis over the vesting period.

Details on preferred stock at March 31, 2006, March 31, 2005 and December 31, 2005 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31, 2005
	2006	2005
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$225	$225	$225
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	892	899	892
8.00% Series, $100 Par Value	988	1,214	1,210

Total Preferred Stock	$2,105	$2,338	$2,327

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at March 31, 2006, March 31, 2005 and December 31, 2005 are shown below:

(Amounts in Thousands)

	(Unaudited) March 31,		(Audited) December 31,
	2006	2005	2005
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15,000	$15,000	$15,000
6.96% Series, Due September 1, 2028	20,000	20,000	20,000
8.00% Series, Due May 1, 2031	15,000	15,000	15,000

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19,000	19,000	19,000
7.37% Notes, Due January 15, 2029	12,000	12,000	12,000
7.98% Notes, Due June 1, 2031	14,000	14,000	14,000
6.79% Notes, Due October 15, 2025	10,000	10,000	10,000
5.90% Notes, Due December 15, 2030	15,000	—	15,000

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	5,598	5,890	5,673

Total	125,598	110,890	125,673
Less: Installments due within one year	316	290	308

Total Long-term Debt	$125,282	$110,600	$125,365

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2006 there are $6.0 million of guarantees outstanding and these guarantees extend through October 24, 2007. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2006 and March 31, 2005:

Three Months Ended March 31, 2006 (000’s)

	Electric	Gas	Other	Non-Regulated	Total
Revenues	$56,430	$13,686	$—	$587	$70,703
Segment Profit (Loss)	1,262	727	125	(101)	2,013
Identifiable Segment Assets	319,163	101,900	21,455	1,332	443,850
Capital Expenditures	5,210	423	(7)	—	5,626
Three Months Ended March 31, 2005 (000’s)
Revenues	$46,812	$12,687	$—	$501	$60,000
Segment Profit (Loss)	1,410	1,178	101	(18)	2,671
Identifiable Segment Assets	332,388	96,815	20,964	889	451,056
Capital Expenditures	4,025	404	15	—	4,444

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 22, 2006.

Overview – Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 in regards to certain bookkeeping, accounting and reporting requirements. Prior to the passage of the Energy Policy Act of 2005, Unitil and its subsidiaries were subject to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (PUHCA) by the SEC with respect to various matters, including: the issuance of securities, capital structure, and certain acquisitions and dispositions of assets. As a result of the enactment of the Energy Policy Act of 2005, PUHCA has been repealed. Unitil’s utility operations related to wholesale and interstate business activities are also regulated by FERC. The retail distribution utilities, UES and FG&E, are subject to regulation by the NHPUC and the MDTE, respectively, in regards to their rates, issuance of securities and other accounting and operational matters. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Unitil’s retail distribution utilities have the franchise to deliver electricity and/or natural gas to all customers in our franchise areas, at rates established under traditional cost of service regulation. Under this regulatory structure, UES and FG&E recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in Massachusetts and New Hampshire, Unitil’s customers have the opportunity to purchase their electric or natural gas supplies from third-party vendors. Most customers, however, continue to purchase such supplies through UES and FG&E as the provider of last resort. UES and FG&E purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and FG&E divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. UES and FG&E recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDTE, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next five to seven years, is $146.1 million as of March 31, 2006 and is included in Regulatory Assets on the Company’s Consolidated Balance Sheet. Unitil’s retail distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

FG&E – Electric Division – FG&E’s primary business is providing electric distribution service. Its current retail electric distribution rates were approved by the MDTE in 2002. FG&E is required, as the provider of last resort, to purchase and provide power through Default Service for retail customers who chose not to buy, or were unable to purchase, energy from a competitive supplier. Prices for Default Service are set periodically based on market solicitations as approved by the MDTE. As of March 31, 2006, approximately 56 percent of FG&E’s electric load was served by Default Service. The remaining portion was served by competitive third party suppliers.

As a result of the restructuring and the divestiture of FG&E’s owned generation assets and buyout of FG&E’s power supply obligations, Regulatory Assets on the Company’s balance sheets include the following three categories: Power Supply Buyout Obligations associated with the divestiture of its long-term purchase power obligations; Recoverable Deferred Restructuring Charges resulting from the restructuring legislation’s seven year rate cap; and Recoverable Generation-related Assets associated with the divestiture of its owned generation plant. FG&E earns carrying charges on the majority of the unrecovered balances of the Recoverable Deferred Restructuring Charges. The value of FG&E’s Recoverable Deferred Restructuring Charges and Recoverable Generation-related Assets was approximately $38.3 million at March 31, 2006, and $35.9 million at March 31, 2005, and is expected to be recovered in FG&E’s rates over the next five to seven years. In addition, as of March 31, 2006, FG&E had recorded on its balance sheets $55.9 million as Power Supply Buyout Obligations and corresponding Regulatory Assets associated with the divestiture of its long-term purchase power contracts, which are included in Unitil’s consolidated financial statements, and on which carrying charges are not earned as the timing of cash disbursements and cash receipts associated with these long-term obligations is matched through rates.

Recovery of the deferred amounts described above will be made pursuant to a Settlement Agreement among FG&E, the Massachusetts Office of the Attorney General (Attorney General), and representatives of industrial and low-income customers. The Settlement Agreement, which was approved by the MDTE in 2005, provides for a rate path to allow recovery of FG&E’s deferred stranded costs.

On March 7, 2006, the MDTE approved FG&E’s 2003 and 2004 annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan. FG&E’s 2005 filing, which is subject to investigation, is pending. Management believes that this filing will be approved without material changes or adjustments.

FG&E – Gas Division – FG&E provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDTE. Its current retail distribution rates were approved by the MDTE in 2002. FG&E’s customers may purchase gas supplies from third-party vendors or purchase their gas from FG&E as the provider of last resort. FG&E collects its gas supply costs through a seasonal reconciling CGAC and recovers other related costs through a reconciling Local Distribution Adjustment Clause.

FG&E – Other – On October 27, 2004, the MDTE approved FG&E’s request for a reconciliation rate adjustment mechanism to provide for the recovery of costs associated with the Company’s employee pension benefits and PBOP expenses. FG&E is allowed to record a regulatory asset in lieu of taking a charge to expense for the difference between the level of pension and PBOP expenses that are included in its base rates and the amounts that are required to be recorded in accordance with SFAS No. 87 and SFAS No. 106, since the effective date of its last base rate change. This mechanism provides for an annual filing and rate adjustment with the MDTE. As of March 31, 2006, FG&E has recorded a regulatory asset of $2.7 million which is included as part of Regulatory Assets in the Company’s Consolidated Balance Sheets.

On November 30, 2005, the MDTE announced a change in its method for recovery of gas cost-related bad debt, and determined that it would allow for full recovery of these costs on a reconciling basis. On December 15, 2005, FG&E filed a revised CGAC tariff reflecting this change which was approved effective January 1, 2006. FG&E also requested approval to recover its under-recovered gas cost-related bad debt for 2005 of approximately $164,000. On February 24, 2006, FG&E made a similar filing for its electric division, seeking approval to recover its actual electric supply-related bad debt through Default Service rates, effective January 1, 2006, and to recover its under-recovered electric supply-related bad debt for 2005 of approximately $84,000. On April 7, 2006, the MDTE consolidated the gas and electric requests for simultaneous review. A decision on these requests is expected in 2006.

UES – UES provides electric distribution service to its customers pursuant to rates approved by the NHPUC. Its current retail electric distribution rates were established under a 2002 restructuring settlement agreement. On May 1, 2004, these distribution rates were increased by $1.0 million to provide for the recovery of PBOP costs. As the provider of last resort, UES also provides its customers with electric power through either Transition or Default Service at rates which reflect UES’ costs for wholesale supply with no profit or markup. UES’ Transition Service supply obligation for all rate classes ends on April 30, 2006. On May 1, 2006, customers previously on Transition Service will automatically be placed on Default Service. Under a NHPUC approved settlement with the Office of the Consumer Advocate and the NHPUC Staff, UES will procure Default Service power for its larger commercial and industrial customers on a quarterly basis, and for its smaller commercial and residential customers through a portfolio of longer term contracts on a semi-annual basis. UES recovers its costs for this service on a pass-through basis through reconciling rate mechanisms. As of March 31, 2006, approximately 86 percent of UES’ electric load was served by Transition Service. The remaining portion was served by competitive third party suppliers.

In the 2002 restructuring settlement, the NHPUC approved the divestiture of the long-term power supply portfolio by Unitil Power and tariffs for UES for stranded cost recovery and Transition and Default Service, including certain charges that are subject to annual or periodic reconciliation or future review. As of March 31, 2006, UES had recorded on its balance sheets $51.8 million as Power Supply Contract Obligations and corresponding Regulatory Assets associated with these long-term purchase power stranded costs, which are included in Unitil Corporation’s consolidated financial statements. These Power Supply Contract Obligations are expected to be recovered principally over a period of approximately five years. The Company does not earn carrying charges on these regulatory assets as the timing of cash receipts and cash disbursements associated with these long-term obligations is matched through rates.

On March 17, 2006, UES made its third annual reconciliation and rate filing with the NHPUC under its restructuring plan, effective May 1, 2006, including reconciliation of prior year costs and revenues for the Transition Service Charge, Default Service Charge, Stranded Cost Charge, and External Delivery Charge. The NHPUC’s review of this filing is pending.

On December 11, 2004, UES filed with the NHPUC a Petition for an accounting order to defer certain pension costs above those included in its base rates, until UES filed its next base rate case, which, pursuant to the last base rate case settlement, was required to be filed no later than October 2007 (also see Note 8 below). On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense is not clear and that a full examination of UES’ income and expenses would be undertaken when UES files a rate case. As discussed below, the Company filed a full base rate case on November 4, 2005, which included a request for recovery of Pension/PBOP costs through a reconciling mechanism, the Pension/PBOP Adjustment Charge (PAC). UES’ regulatory history with the NHPUC regarding this issue taken together with ratemaking precedent concerning pension cost recovery leads management to conclude that the pension costs are probable of recovery under the requirements of Paragraph 9 of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2006, UES has recorded deferred pension costs of $1.2 million.

On November 4, 2005, UES filed a request for a base rate increase of $4.65 million with the NHPUC. The filing includes a request to recover pension and PBOP costs through an annual reconciling rate mechanism, and a step adjustment for certain future rate base additions. The filing also requested that temporary rates be established at current rate levels effective December 4, 2005. On February 3, 2006, the NHPUC issued an order approving the request for temporary rates. Any rate change ultimately awarded by the NHPUC will be retroactive to January 1, 2006. The overall rate filing is currently under review, with an NHPUC order anticipated before November 2006. It is anticipated that the final determination of the amount and method of recovering UES’ pension and PBOP costs will be decided in the pending base rate case. The Company cannot determine the ultimate outcome of this proceeding.

FERC – Wholesale Power Market Restructuring – FG&E, UES and Unitil Power are members of the NEPOOL, formed in 1971 to assure reliable operation of the bulk power system in the most economic manner for the region. NEPOOL is governed by the NEPOOL Agreement that is filed with and subject to the jurisdiction of the FERC. The regional bulk power system is operated by an independent corporate entity, the ISO-NE, in order to avoid any opportunity for conflicting financial interests between the system operator and the market-driven participants.

As of February 1, 2005, a RTO was established in New England. ISO-NE became the entity responsible for operating the RTO. The market rules and requirements to participate in the markets previously covered under the NEPOOL Agreement were transferred to the new RTO structure under control of ISO-NE. FERC approved the formation of the RTO effective February 1, 2005. Several parties have appealed various issues associated with the FERC’s approval of the RTO to Federal District Court of Appeals. Those proceedings are ongoing.

On March 1, 2004, ISO-NE filed a proposal to implement LICAP in New England to allow for the imposition of incentive pricing for transmission constrained areas. UES and FG&E intervened in the proceeding. On April 11, 2006, a contested Settlement was submitted by the FERC Settlement Judge to the FERC. The Settlement would resolve the LICAP proceeding. It proposes transition payments for capacity until a Forward Capacity Market can be implemented, possibly by 2010. The Settlement requests action by the FERC by June 30, 2006, for implementation by December 2006. This case continues to be contested at the FERC.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 22, 2006.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company is in general compliance with all applicable environmental and safety laws and regulations, and management believes that as of March 31, 2006, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

FG&E is in the process of developing a long range plan for a Permanent Solution for the site, including alternatives for re-use of the site.

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

The Company initiated similar discussions for a reconciling rate mechanism for the pension costs of UES with the NHPUC. On December 11, 2004, UES filed with the NHPUC a Petition for an Accounting Order to defer certain pension costs above those included in its base rates until UES filed its next base rate case, which, pursuant to the last base rate case settlement, was required to be filed no later than October 2007. On April 7, 2005, the NHPUC issued an order denying UES’ Petition for an accounting order. In its analysis denying UES’ request, the NHPUC indicated that pension expense is an ordinary category of expense included in the revenue requirement for a utility under traditional cost of service ratemaking principles and that the size and impact of increased pension expense is not clear and that a full examination of UES’ income and expenses would be undertaken when UES files a rate case. As discussed below, the Company filed a full base rate case on November 4, 2005, which included a request for recovery of Pension/PBOP costs through a reconciling mechanism, the PAC. UES’ regulatory history with the NHPUC regarding this issue taken together with ratemaking precedent concerning pension cost recovery leads management to conclude that the pension costs are probable of recovery under the requirements of Paragraph 9 of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation. As of March 31, 2006, UES has recorded deferred pension costs of $1.2 million.

On November 4, 2005, UES filed a request for a base rate increase of $4.65 million with the NHPUC. The filing includes a request to recover pension and PBOP costs through an annual reconciling rate mechanism, and a step adjustment for certain future rate base additions. The filing also requested that temporary rates be established at current rate levels effective December 4, 2005. On February 3, 2006, the NHPUC issued an order approving the request for temporary rates. Any rate change ultimately awarded by the NHPUC will be retroactive to January 1, 2006. The overall rate filing is currently under review, with an NHPUC order anticipated before November 2006. It is anticipated that the final determination of the amount and method of recovering UES’ pension and PBOP costs will be decided in the pending base rate case. The Company cannot determine the ultimate outcome of this proceeding.

The following tables show the components of net periodic pension cost (income), (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended March 31,
	2006	2005
Components of NPPC (000’s)
Service Cost	$450	$347
Interest Cost	787	756
Expected Return on Plan Assets	(912)	(865)
Amortization of Prior Service Cost	27	25
Amortization of Net (Gain) Loss	355	222

Subtotal NPPC	707	485
Amounts Capitalized and Deferred	(577)	(397)

NPPC Recognized	$130	$88

Included in the amounts above for Amounts Capitalized and Deferred are $307,000 and $213,000 recorded as Regulatory Assets on the Company’s Balance Sheets for 2005 and 2004, respectively. The remaining amounts represent amounts capitalized to construction overheads.

Key Assumptions (Weighted Average)

	2006	2005
Used to Determine Benefit Obligations:
Discount Rate	5.50%	6.50	%(1)
Rate of Compensation Increase	3.50%	3.50%

Used to Determine NPPC:
Discount Rate	5.50%	6.50	%(1)
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	3.50%	3.50%

(1)	In May 2005, the Company reached agreements with its union labor bargaining units for new five-year contracts, effective June 1, 2005, which resulted in amendments to the Plan. Effective for the period of June 1, 2005 through December 31, 2005, the Company lowered the assumed discount rate to 6.00%.

Employer Contributions – As of March 31, 2006, the Company has not yet made any contributions to the Plan for 2006. The Company is required to make a minimum contribution to its pension plan this year in the amount of $0.8 million. The Company contributed $2.5 million in 2005.

Postretirement Benefits - The Company also sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) primarily to provide health care and life insurance benefits to active employees. Prior to October 1, 2003, the Company funded certain postretirement benefits through the Unitil Retiree Trust (URT). URT was an organization of retirees, incorporated in 1993 to provide social, health and welfare benefits to its members, who are eligible former employees of the Company. Effective January 1, 2004, the PBOP Plan was amended to provide certain healthcare and life insurance benefits, which were previously provided by the URT. The Company has established Voluntary Employee Benefit Trusts, into which it funds contributions to the PBOP Plan.

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

The following tables show the components of net periodic postretirement benefit cost (NPPBC), as well as key actuarial assumptions used in determining the various PBOP Plan values:

	Three Months Ended March 31,
	2006	2005
Components of NPPBC (000’s)
Service Cost	$292	$222
Interest Cost	450	456
Expected Return on Plan Assets	(28)	(15)
Amortization of Prior Service Cost	340	365
Amortization of Transition (Asset) Obligation	5	5
Amortization of Net (Gain) Loss	—	(16)

Subtotal NPPBC	1,059	1,017
Amounts Capitalized and Deferred	(482)	(482)

NPPBC Recognized	$577	$535

Included in the amounts above for Amounts Capitalized and Deferred are $71,000 and $83,000 recorded as Regulatory Assets on the Company’s Balance Sheets for 2005 and 2004, respectively. The remaining amounts represent amounts capitalized to construction overheads.

Weighted-Average Assumptions

	2006		2005
Used to Determine Benefit Obligations:
Discount Rate	5.50%		6.50	%(1)
Health Care Cost Trend Rate Assumed for Next Year	8.50%		7.50%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2016		2013

Used to Determine NPPBC:
Discount Rate	5.50%		6.50	%(1)
Expected Long-Term Rate of Return on Plan Assets	8.50%/5.50	%(2)	8.50%/5.50	%(2)
Health Care Cost Trend Rate Assumed for Next Year	8.50%		8.00%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2016		2013

(1)	In May 2005, the Company reached agreements with its union labor bargaining units for new five-year contracts, effective June 1, 2005, which resulted in amendments to the Plan. Effective for the period of June 1, 2005 through December 31, 2005, the Company lowered the assumed discount rate to 6.00%.

(2)	Funding of the PBOP Plan is made into two VEBT’s; one is a union VEBT and the other is a non-union VEBT. The expected long-term rate of return on plan assets for the union VEBT is 8.50%. The non-union VEBT is subject to income taxes and therefore the expected long-term rate of return on plan assets is 5.50%, reflecting the effect of taxes.

Employer Contributions – As of March 31, 2006, the Company has made $0.5 million of contributions to the PBOP Plan. The Company presently anticipates contributing an additional $2.1 million to fund the Plan in 2006 for an estimated total of $2.6 million. The Company contributed $2.5 million in 2005.

Supplemental Executive Retirement Plan - The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended March 31,
	2006	2005
Components of NPPC (000’s)
Service Cost	$36	$24
Interest Cost	26	20
Expected Return on Plan Assets	—	—
Amortization of Prior Service Cost	—	—
Amortization of Transition Obligation	4	4
Amortization of Net Loss	10	1

Net Periodic SERP Cost	$76	$49

Employer Contributions – As of March 31, 2006, the Company has made payments of $18,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $54,000 in 2006 for a total of $72,000.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2005 as filed with the Securities and Exchange Commission on February 22, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2006.

(b) Not applicable.

(c) Issuer repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/06 – 1/31/06	—	—	—	n/a
2/1/06 – 2/28/06	—	—	—	n/a
3/1/06 – 3/31/06	122	$25.70	122	n/a

Total	122	$25.70	122	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6. Exhibits

(a)    Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 28, 2006 Announcing Earnings For the Quarter Ended March 31, 2006	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 28, 2006	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 28, 2006	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer