Form 10-Q
period 2007-06-30
UNITIL CORP
filed 2007-07-26
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2007

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2007
Common Stock, No par value	5,679,819 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2007

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

Unitil’s two retail distribution utilities serve approximately 99,400 electric customers and 15,000 natural gas customers in their franchise areas. The retail distribution companies are pure distribution utilities with a combined investment in net utility plant of $243.8 million at June 30, 2007. Substantially all of Unitil’s revenue and earnings are derived from regulated utility operations.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2007 and June 30, 2006 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 1 of this report.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $1.7 million for the second quarter of 2007, an increase of $0.3 million over the second quarter of 2006. Earnings per common share (EPS) were $0.30 for the three months ended June 30, 2007, an improvement of $0.05 per share, or 20%, over the second quarter of 2006. Unitil’s improved second quarter performance was driven by higher gas sales and lower operation and maintenance expenses, which were partially offset by higher interest expense. For the six months ended June 30, EPS were $0.76 for 2007 compared to $0.61 for 2006, an improvement of $0.15, or 25%.

Unitil’s non-regulated business, Usource, also continued to realize higher revenues compared to last year, which further contributed to the Company’s overall improved earnings.

The following table presents the significant items (discussed below) contributing to the improvement in earnings per share in the three and six month periods ended June 30, 2007:

2007 Earnings Per Share vs. 2006

	Period Ended June 30,
	QTD	YTD
2006	$0.25	$0.61
Electric Sales Margin	(0.02)	0.04
Gas Sales Margin	0.06	0.14
Usource Sales Margin	0.03	0.06
Operation & Maintenance Expense	0.04	0.02
Depreciation, Amortization & Other	(0.02)	(0.05)
Interest Expense, Net	(0.04)	(0.06)

2007	$0.30	$0.76

Unitil’s electric kWh sales to residential customers in the three and six month periods ended June 30, 2007 increased 1.5% and 0.9%, respectively, compared to the same periods in 2006 while sales to Commercial and Industrial (C&I) customers decreased 0.1% and 0.5% in those periods compared to the same periods in 2006. Gas sales to residential customers in the three and six month periods ended June 30, 2007 increased 15.0% and 4.3%, respectively, compared to the same periods in 2006 while sales to C&I customers increased 10.5% and 12.2% in those periods compared to the same periods in 2006.

Electric sales margin decreased $0.2 million and increased $0.5 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The lower electric sales margin in the second quarter of 2007 is due to the timing of recognition, in the second quarter of 2006, of revenues retroactive to January 1, 2006 associated with higher new electric rates established in the Company’s electric rate case settlement in New Hampshire. The overall electric sales margin improvement through the first six months of 2007 compared to 2006 reflects additional step rate increases approved and implemented in the last half of 2006 and the first half of 2007.

Gas sales margin increased $0.5 million and $1.3 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 reflecting higher gas sales due to more normal winter weather than last year and higher gas revenue from new higher rates approved and implemented in early 2007.

Usource, Unitil’s non-regulated energy brokering business, recorded increased sales of $0.3 million and $0.6 million in the three and six month periods ended June 30, 2007 compared to the same periods of 2006, representing increases of 50% over the comparable 2006 periods.

Total Operation and Maintenance (O&M) expenses decreased $0.4 million and $0.2 in the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The decrease in the six month period reflects lower outside services expenses of $0.3 million as well as cost efficiencies achieved in utility operating and all other expenses of $0.3 million, net, partially offset by higher salaries and compensation expenses of $0.3 million and higher retiree and employee benefit costs of $0.1 million.

Depreciation, Amortization, Taxes & Other, net expenses increased $0.3 million and $1.1 million in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 primarily reflecting higher depreciation on utility plant additions and higher income taxes on higher levels of pre-tax earnings in 2007 compared to 2006.

Interest Expense, Net increased $0.4 million and $0.6 million in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 reflecting an increase in the average cost of debt and higher long-term debt outstanding.

In 2006, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2007, March, 2007 and June, 2007 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2007 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

Regulatory Assets increased $19.7 million as of June 30, 2007 compared to June 30, 2006, reflecting the recording of Regulatory Assets for Retirement Benefit Obligations in accordance with newly issued Federal Accounting Standards Board (FASB) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158) (See Note 8) and the recording of a Regulatory Asset for future environmental remediation obligations associated with the Company’s former manufactured gas plant site at Sawyer Passway, located in Fitchburg, Massachusetts (See Note 7), partially offset by a decrease related to current year cost recoveries.

Long-Term Debt increased $34.8 million as of June 30, 2007 compared to June 30, 2006, reflecting the issuance and sale on September 26, 2006 by UES of $15.0 million of Series O 6.32% First Mortgage Bonds, due September 15, 2036, to institutional investors in the form of a private placement and the issuance and sale on May 2, 2007 by Unitil Corporation of $20 million of 6.33% long-term Notes, due May 1, 2022, to institutional investors, also in the form of a private placement.

Deferred Income Taxes decreased $19.1 million as of June 30, 2007 compared to June 30, 2006, primarily reflecting the recording of deferred tax assets related to Retirement Benefit Obligations, discussed below.

Retirement Benefit Obligations increased $38.4 million as of June 30, 2007 compared to June 30, 2006, primarily reflecting the recording of pension, PBOP and SERP obligations in accordance with SFAS No. 158, discussed above.

Environmental Obligations increased $12.0 million as of June 30, 2007 compared to June 30, 2006, reflecting the recording of a liability for future environmental remediation obligations associated with the Company’s former manufactured gas plant site at Sawyer Passway, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales increased 0.5% and 0.1% in the three and six month periods ended June 30, 2007, respectively compared to the same periods in 2006. Electric kWh sales to residential customers in the three and six month periods ended June 30, 2007 increased 1.5% and 0.9%, respectively, compared to the same periods in 2006 while sales to C&I customers decreased 0.1% and 0.5% in those periods compared to the same periods in 2006.

The following table details total kWh sales for the three and six months ended June 30, 2007 and 2006 by major customer class:

kWh Sales (millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Residential	152.0	149.7	2.3	1.5%	335.9	332.9	3.0	0.9%
Commercial / Industrial	262.5	262.8	(0.3)	(0.1%)	528.2	530.6	(2.4)	(0.5%)

Total	414.5	412.5	2.0	0.5%	864.1	863.5	0.6	0.1%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2007 and 2006:

Electric Operating Revenues and Sales Margin (millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change(1)	2007	2006	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$24.7	$23.3	$1.4	2.6%	$56.2	$47.6	$8.6	7.8%
Commercial / Industrial	27.0	30.1	(3.1)	(5.8%)	58.2	62.2	(4.0)	(3.6%)

Total Electric Operating Revenue	$51.7	$53.4	$(1.7)	(3.2%)	$114.4	$109.8	$4.6	4.2%

Cost of Electric Sales:
Purchased Electricity	$36.3	$37.7	$(1.4)	(2.6%)	$84.5	$80.5	$4.0	3.6%
Conservation & Load Management	1.0	1.1	(0.1)	(0.2%)	2.0	1.9	0.1	0.1%

Electric Sales Margin	$14.4	$14.6	$(0.2)	(0.4%)	$27.9	$27.4	$0.5	0.5%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues, decreased by $1.7 million, or 3.2%, and increased by $4.6 million, or 4.2%, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The net decrease in Total Electric Operating Revenues in the three month period reflects lower Purchased Electricity costs of $1.4 million, lower C&LM revenues of $0.1 million, and lower sales margin of $0.2 million. The net increase in Total Electric Operating Revenues in the six month period reflects higher Purchased Electricity costs of $4.0 million, higher C&LM revenues of $0.1 million and higher sales margin of $0.5 million.

Purchased Electricity and C&LM revenues decreased a net $1.5 million, or 2.8%, and increased a net $4.1 million, or 3.7%, of Total Electric Operating Revenues in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in the three month period primarily reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers partially offset by higher electric commodity prices. The increase in the six month period primarily reflects higher electric commodity prices partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin decreased $0.2 million and increased $0.5 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The lower electric sales margin in the second quarter of 2007 is due to the timing of recognition, in the second quarter of 2006, of revenues retroactive to January 1, 2006 associated with higher new electric rates established in the Company’s electric rate case settlement in New Hampshire. The overall electric sales margin improvement through the first six months of 2007 compared to 2006 reflects additional step rate increases approved and implemented in the last half of 2006 and the first half of 2007.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 12.1% and 9.0% in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Gas sales to residential customers in the three and six month periods ended June 30, 2007 increased 15.0% and 4.3%, respectively, compared to the same periods in 2006 while sales to C&I customers increased 10.5% and 12.2% in those periods compared to the same periods in 2006, primarily due to a new special contract with a large industrial customer.

The following table details total firm therm sales for the three and six months ended June 30, 2007 and 2006, by major customer class:

Therm Sales (millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
Residential	2.3	2.0	0.3	15.0%	7.2	6.9	0.3	4.3%
Commercial / Industrial	4.2	3.8	0.4	10.5%	11.0	9.8	1.2	12.2%

Total	6.5	5.8	0.7	12.1%	18.2	16.7	1.5	9.0%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2007 and 2006:
Gas Operating Revenues and Sales Margin (millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change(1)	2007	2006	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$3.9	$3.2	$0.7	11.1%	$12.4	$11.0	$1.4	7.0%
Commercial / Industrial	2.5	3.1	(0.6)	(9.5%)	8.2	9.0	(0.8)	(4.0%)

Total Gas Operating Revenue	$6.4	$6.3	$0.1	1.6%	$20.6	$20.0	$0.6	3.0%

Cost of Gas Sales:
Purchased Gas	$3.9	$4.3	$(0.4)	(6.3%)	$13.7	$14.4	$(0.7)	(3.5%)
Conservation & Load Management	0.1	0.1	—	—	0.1	0.1	—	—

Gas Sales Margin	$2.4	$1.9	$0.5	7.9%	$6.8	$5.5	$1.3	6.5%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $0.1 million, or 1.6%, and $0.6 million, or 3.0%, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. Total Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and C&LM in Operating Expenses. The net increase in Total Gas Operating Revenues in the three month period reflects higher sales margin of $0.5 million, offset by lower Purchased Gas costs of $0.4 million. The net increase in Total Gas Operating Revenues in the six month period reflects higher sales margin of $1.3 million, offset by lower Purchased Gas costs of $0.7 million.

Purchased Gas and C&LM revenues decreased a net $0.4 million, or 6.3%, and $0.7 million, or 3.5%, of Total Gas Operating Revenues in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006, reflecting lower natural gas commodity prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. Purchased Gas revenues include the recovery of the cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Gas sales margin increased $0.5 million and $1.3 million in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 reflecting higher gas sales due to more normal winter weather than last year and higher gas revenue from new higher rates approved and implemented in early 2007.

Operating Revenue – Other

The following table details total Other Revenue for the three and six months ended June 30, 2007 and 2006:

Other Revenue (000’s)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	$ Change	% Change	2007	2006	$ Change	% Change
Other	$0.9	$0.6	$0.3	50.0%	$1.8	$1.2	$0.6	50.0%

Total Other Revenue	$0.9	$0.6	$0.3	50.0%	$1.8	$1.2	$0.6	50.0%

Total Other Revenue increased $0.3 million, or 50.0%, and $0.6 million, or 50.0% in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $1.4 million, or 3.7% and increased $4.0 million, or 5.0%, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in the three month period reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers partially offset by higher electric commodity prices. The increase in the six month period reflects higher electric commodity prices partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $0.4 million, or 9.3%, and $0.7 million, or 4.9%, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. These decreases in Purchased Gas are attributable to lower natural gas commodity prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total Operation and Maintenance expenses decreased $0.4 million and $0.2 in the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The decrease in the three month period reflects lower medical and other employee benefit costs, of $0.2 million, lower outside services expenses of $0.2 million, lower bad debt expenses of $0.1 million and all other operating expenses of $0.1 million, net, partially offset by higher salaries and compensation expenses of $0.2 million. The three month period ended June 30, 2006 included the recording of O&M costs related to the Company’s electric base rate case settlement in New Hampshire and retroactive to January 1, 2006, as discussed above. The decrease in the six month period reflects lower outside services expenses of $0.3 million, lower utility operating expenses of $0.1 million and all other operating expenses of $0.2 million, net, partially offset by higher salaries and compensation expenses of $0.3 million and higher retiree and employee benefit costs of $0.1 million.

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

Total C&LM expenses decreased $0.1 million, or 8.3%, and increased $0.1 million, or 5.0%, in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006. These changes reflect the timing of spending on the implementation of Energy Efficiency programs. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense for the three month period ended June 30, 2007 was flat compared to the same period in 2006. For the six month period ended June 30, 2007, Depreciation and Amortization expense increased $0.3 million, or 3.5%, compared to the same period in 2006 primarily due to higher utility plant in service on which depreciation is recorded.

Local Property and Other Taxes – Local Property and Other Taxes decreased by less than $0.1 million, or 2.7% for the three month period ended June 30, 2007 compared to the same period in 2006 due primarily to lower payroll and property taxes. Local Property and Other Taxes for the six month period ended June 30, 2007 were flat compared to the same period in 2006 due primarily to lower payroll taxes offset by higher property tax rates.

Federal and State Income Taxes – Federal and State Income Taxes were higher by $0.2 million and $0.6 million in the three and six month periods ended June 30, 2007 compared to the same periods in 2006, respectively, reflecting higher pre-tax earnings.

Other Non-operating Expenses (Income)

Other Non-operating Expenses (Income) changed from income of $0.1 million in both the three and six month periods ended June 30, 2006 to expense of $0.1 million in both the three and six month periods ended June 30, 2007. These changes reflect the recognition in 2006 of a gain on the sale of land and timber harvest revenue.

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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Interest Expense
Long-term Debt	$2.8	$2.3	$0.5	$5.3	$4.6	$0.7
Short-term Debt	0.3	0.4	(0.1)	0.7	0.7	—
Regulatory Liabilities	0.2	0.1	0.1	0.3	0.2	0.1

Subtotal Interest Expense	3.3	2.8	0.5	6.3	5.5	0.8

Interest Income
Regulatory Assets	(0.7)	(0.8)	0.1	(1.5)	(1.5)	—
AFUDC and Other	(0.2)	—	(0.2)	(0.3)	(0.1)	(0.2)

Subtotal Interest Income	(0.9)	(0.8)	(0.1)	(1.8)	(1.6)	(0.2)

Total Interest Expense, Net	$2.4	$2.0	$0.4	$4.5	$3.9	$0.6

Interest Expense, Net increased by $0.4 million and $0.6 million in the three and six month periods ended June 30, 2007, respectively, compared to the same periods in 2006 reflecting an increase in the average cost of debt and higher debt outstanding. Interest expense on long-term borrowings increased in both the three and six month periods in 2007 compared to 2006 due to the issuance of new fixed rate long-term debt. UES issued and sold $15 million of Series O, 6.32% First Mortgage Bonds to institutional investors on September 26, 2006. The proceeds from this fixed rate long-term financing were used principally to finance utility plant additions that had been previously financed on an interim basis with variable rate short-term borrowings. On May 2, 2007, Unitil Corporation issued and sold $20 million of 6.33% Senior Long-Term Notes, due May 1, 2022, to institutional investors in the form of a private placement. The proceeds from this fixed rate long-term financing were used to refinance existing variable rate short-term debt and for general corporate purposes of the Company and its subsidiaries. Interest expense on short-term debt decreased $0.1 million in the three month period ended June 30, 2007 compared to the same period in 2006 primarily due to lower average short-term borrowings. For the six month period ended June 30, 2007, interest expense on short-term debt was flat to the same period in 2006. The increases in interest expense were partially offset by an increase in interest income.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent and future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities, excluding payment of dividends. The Company initially supplements internally generated funds through bank borrowings, as needed, under unsecured short-term bank lines. Long-term financings, mainly in the form of first mortgage bonds, unsecured notes and equity, are periodically issued to complement the addition of long-term plant investments and for other corporate purposes.

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

On June 30, 2007 Unitil renewed $30 million in unsecured revolving lines of credit through three banks. Average daily short-term borrowings during the first six months of 2007 were approximately $20.8 million, a decrease of approximately $4.3 million over the comparable period in 2006, reflecting principally the receipt of the Unitil Note financing in May 2007, described below.

On May 2, 2007, Unitil completed the sale of $20 million of Senior Long-Term Notes, through a private placement to institutional investors. The Notes have a term of 15 years maturity and a coupon rate of 6.33%. The Company utilized the proceeds from the long-term Note financing to refinance existing short-term debt and for other general corporate purposes of the Company’s principal utility subsidiaries.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to the duration of the contracts, which range from three months to three years. As of June 30, 2007, there were approximately $12.5 million of guarantees outstanding and the longest term guarantee extends through March 13, 2009.

The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2007 compared to the same period in 2006.

Cash Provided by Operating Activities	$17.0	$11.0

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $17.0 million during the first six months ended June 30, 2007, an increase of $6.0 million over the comparable period in 2006. Sources of cash from Net Income were $0.9 million higher in the first six months of 2007 compared to 2006. Sources of cash from Depreciation and Amortization increased by $0.3 million in the current period compared to the same period in 2006. An additional $1.3 million of cash was utilized for Deferred Taxes as compared to the comparable period in 2006. Working Capital related cash flows increased by $2.6 million during the first six months of 2007 compared to the same period in 2006. All other changes in operating activities were a net $3.5 million in sources of cash in the first six months of 2007 compared to 2006.

Cash (Used in) Investing Activities	$(19.6)	$(14.4)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $19.6 million for the six months ended June 30, 2007, an increase of $5.2 million over the comparable period in 2006. Annual capital expenditures are projected to be $32.4 million in 2007 compared to $33.6 million expended in fiscal 2006. These 2007 projected capital expenditures include approximately $5.5 million of cash outlays for the Automated Metering Infrastructure (AMI) project, the second year of a two-year investment in the Company’s advanced metering infrastructure. The Company’s AMI expenditures were $5.4 million during the first six months of 2007 compared to $2.0 million during the comparable period in 2006. Capital expenditure projections are subject to changes during the fiscal year.

Cash Provided by Financing Activities	$0.2	$4.1

Cash Provided by Financing Activities – Cash Provided by Financing Activities was $0.2 million in the six months ended June 30, 2007, a decrease of $3.9 million over the comparable period in 2006. Cash provided from short term debt was $24.5 million lower in the first six months of 2007 compared to the same period in 2006, mainly due to the issuance of $20 million in Senior Long-Term Notes, as described above. All other cash flows provided from financing activities were a net $0.6 million higher in the first six months of 2007 compared to 2006.

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

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the retail distribution companies: UES and FG&E. Both UES and FG&E are subject to regulation by the FERC and FG&E is regulated by the MDPU and UES is regulated by the NHPUC. Accordingly, the Company uses the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” (SFAS No. 71). In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

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

Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements. The Company believes it is probable that its regulated utility companies will recover their investments in long-lived assets, including regulatory assets. The Company also has commitments under long-term contracts for the purchase of electricity and natural gas from various suppliers. The annual costs under these contracts are included in Purchased Electricity and Purchased Gas in the Consolidated Statements of Earnings and these costs are recoverable in current and future rates under various orders issued by the FERC, MDPU and NHPUC.

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2007	2006	2006
Power Supply Buyout Obligations	$82.6	$102.2	$92.6
Deferred Restructuring Costs	30.1	31.6	31.0
Generation-related Assets	2.1	2.9	2.5

Subtotal – Restructuring Related Items	114.8	136.7	126.1

Retirement Benefit Obligations	37.2	9.5	37.1
Income Taxes	18.3	16.8	19.1
Environmental Obligations	13.1	0.9	13.0
Other	3.9	3.7	3.5

Total Regulatory Assets	$187.3	$167.6	$198.8

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

Utility Revenue Recognition – Regulated utility revenues are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. The determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

Allowance for Doubtful Accounts – The Company recognizes a Provision for Doubtful Accounts each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior periods. Account write-offs and recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Doubtful Accounts is reviewed. The analysis calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company is authorized by regulators to recover the supply-related portion of its written-off accounts from customers through periodically reconciling rate mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis. Also, the Company has experienced periods when state regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Doubtful Accounts to maintain an adequate Allowance for Doubtful Accounts balance.

Retirement Benefit Obligations – The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan covering substantially all of its employees. The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), covering certain executives of the Company and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.

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

The Company’s reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements (See Note 8.)

Income Taxes – Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of income is presented. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109) which is the authoritative pronouncement on accounting for and reporting income taxes.

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

Depreciation – Depreciation expense is calculated based on the useful lives of assets and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements.

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

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2007 and June 30, 2006 were 5.77% and 5.46%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2007 and June 30, 2006 were 5.77% and 5.24%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues
Electric	$51.7	$53.4	$114.4	$109.8
Gas	6.4	6.3	20.6	20.0
Other	0.9	0.6	1.8	1.2

Total Operating Revenues	59.0	60.3	136.8	131.0

Operating Expenses
Purchased Electricity	36.3	37.7	84.5	80.5
Purchased Gas	3.9	4.3	13.7	14.4
Operation and Maintenance	6.8	7.2	13.3	13.5
Conservation & Load Management	1.1	1.2	2.1	2.0
Depreciation and Amortization	4.4	4.4	8.9	8.6
Provisions for Taxes:
Local Property and Other	1.4	1.5	2.9	2.9
Federal and State Income	0.8	0.6	2.4	1.8

Total Operating Expenses	54.7	56.9	127.8	123.7

Operating Income	4.3	3.4	9.0	7.3
Non-Operating Expenses (Income)	0.1	(0.1)	0.1	(0.1)

Income Before Interest Expense	4.2	3.5	8.9	7.4
Interest Expense, Net	2.4	2.0	4.5	3.9

Net Income	1.8	1.5	4.4	3.5
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$1.7	$1.4	$4.3	$3.4

Average Common Shares Outstanding - Basic (000’s)	5,642	5,593	5,634	5,585

Average Common Shares Outstanding - Diluted (000’s)	5,663	5,607	5,653	5,599

Earnings Per Common Share (Basic and Diluted)	$0.30	$0.25	$0.76	$0.61

Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED) June 30,		December 31,
	2007	2006	2006
ASSETS:

Utility Plant:
Electric	$259.2	$240.0	$250.3
Gas	64.6	59.5	63.5
Common	25.6	25.8	25.2
Construction Work in Progress	21.5	11.7	14.0

Total Utility Plant	370.9	337.0	353.0
Less: Accumulated Depreciation	127.1	116.8	121.2

Net Utility Plant	243.8	220.2	231.8

Current Assets:
Cash	2.2	3.9	4.6
Accounts Receivable - Net of Allowance for Doubtful Accounts of $2.4, $1.2 and $1.7	21.7	23.0	22.5
Accrued Revenue	9.0	8.7	13.8
Materials and Supplies	3.3	3.5	4.5
Prepayments and Other	1.8	1.9	1.3

Total Current Assets	38.0	41.0	46.7

Noncurrent Assets:
Regulatory Assets	187.3	167.6	198.8
Prepaid Pension Costs	—	9.8	—
Debt Issuance Costs	2.8	2.3	2.6
Other Noncurrent Assets	1.9	3.5	3.5

Total Noncurrent Assets	192.0	183.2	204.9

TOTAL	$473.8	$444.4	$483.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED) June 30,		December 31,
	2007	2006	2006
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$96.9	$94.6	$97.8
Preferred Stock, Non-Redeemable, Non-Cumulative	0.2	0.2	0.2
Preferred Stock, Redeemable, Cumulative	1.8	1.9	1.9
Long-Term Debt, Less Current Portion	160.0	125.2	140.0

Total Capitalization	258.9	221.9	239.9

Current Liabilities:
Long-Term Debt, Current Portion	0.3	0.3	0.3
Accounts Payable	15.1	19.7	19.8
Short-Term Debt	9.5	26.7	26.0
Taxes Payable	2.4	0.6	0.9
Interest and Dividends Payable	3.8	3.4	1.6
Other Current Liabilities	4.4	4.4	4.8

Total Current Liabilities	35.5	55.1	53.4

Deferred Income Taxes	31.9	51.0	34.5

Noncurrent Liabilities:
Power Supply Contract Obligations	82.6	102.2	92.6
Retirement Benefit Obligations	51.3	12.9	49.7
Environmental Obligations	12.0	—	12.0
Other Noncurrent Liabilities	1.6	1.3	1.3

Total Noncurrent Liabilities	147.5	116.4	155.6

TOTAL	$473.8	$444.4	$483.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net Income	$4.4	$3.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	8.9	8.6
Deferred Taxes	(2.3)	(1.0)
Changes in Current Assets and Liabilities:
Accounts Receivable	0.8	0.6
Accrued Revenue	4.8	0.2
Accounts Payable	(4.7)	(0.9)
Taxes Payable	1.5	0.9
All other Current Assets and Liabilities	0.5	(0.5)
Other, net	3.1	(0.4)

Cash Provided by Operating Activities	17.0	11.0

Investing Activities:
Property, Plant and Equipment Additions	(19.6)	(14.4)

Cash (Used in) Investing Activities	(19.6)	(14.4)

Financing Activities:
Proceeds from (Repayment) of Short-Term Debt, net	(16.5)	8.0
Proceeds from Issuance of Long-Term Debt	20.0	—
Repayment of Long-Term Debt	—	(0.2)
Dividends Paid	(4.0)	(3.9)
Issuance of Common Stock	0.5	0.5
Retirement of Preferred Stock	(0.1)	(0.2)
Other, net	0.3	(0.1)

Cash Provided by Financing Activities	0.2	4.1

Net Increase (Decrease) in Cash	(2.4)	0.7
Cash at Beginning of Period	4.6	3.2

Cash at End of Period	$2.2	$3.9

Supplemental Cash Flow Information:
Interest Paid	$5.7	$5.4
Income Taxes Paid	$3.3	$1.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 21, 2007, for a description of the Company’s Basis of Presentation.

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

Reclassifications – Certain amounts previously reported have been reclassified to conform to current year presentation. The Company reclassified retirement benefit obligations from Other Noncurrent Liabilities to Retirement Benefit Obligations on the balance sheet and certain expenses between Purchased Electricity, Purchased Gas and Operations and Maintenance Expenses for presentation purposes.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
06/21/07	08/15/07	08/01/07	$0.345
03/22/07	05/15/07	05/01/07	$0.345
01/18/07	02/15/07	02/01/07	$0.345

09/29/06	11/15/06	11/01/06	$0.345
06/22/06	08/15/06	08/01/06	$0.345
03/23/06	05/15/06	05/01/06	$0.345
01/12/06	02/15/06	02/01/06	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first six months of 2007, the Company sold 19,199 shares of its Common Stock, at an average price of $26.59 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $511,000 were used to reduce short-term borrowings.

During the first six months of 2006, the Company sold 20,816 shares of its Common Stock, at an average price of $24.64 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $513,000 were used to reduce short-term borrowings.

The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 9, 2007, 9,020 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $230,461. Compensation expense associated with annual grants of shares issued under the Plan is recognized on a monthly basis as the shares vest and was $0.2 million and $0.2 million for six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 2.6 years as the shares vest.

Details on preferred stock at June 30, 2007, June 30, 2006 and December 31, 2006 are shown below:

(Amounts in Millions)

	(Unaudited) June 30,		December 31,
	2007	2006	2006
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.9	0.9
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.1	$2.1

NOTE 4 – LONG-TERM DEBT

On May 2, 2007, Unitil Corporation issued and sold $20 million of 6.33% Senior Long-Term Notes, due May 1, 2022, to institutional investors in the form of a private placement. The proceeds from this long-term financing were used to refinance existing short-term debt and for general corporate purposes of the Company and its subsidiaries.

Details on long-term debt at June 30, 2007, June 30, 2006 and December 31, 2006 are shown below:

(Amounts in Millions)

	(Unaudited) June 30,		December 31,
	2007	2006	2006
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	$15.0	$15.0	$15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	—	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Unitil Corporation:
Senior Notes:
6.33% Notes, Due May 1, 2022	20.0	—	—

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	5.3	5.5	5.3

Total	160.3	125.5	140.3
Less: Installments due within one year	0.3	0.3	0.3

Total Long-term Debt	$160.0	$125.2	$140.0

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at June 30, 2007 is estimated to be in a range of up to approximately $168 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to the duration of the contracts, which range from three months to three years. As of June 30, 2007 there are $12.5 million of guarantees outstanding and these guarantees extend through March 13, 2009. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2007 and June 30, 2006 (Millions):

	Electric	Gas	Other	Non-Regulated	Total
Three Months Ended:
June 30, 2007
Revenues	$51.7	$6.4	$—	$0.9	$59.0
Segment Profit (Loss)	2.0	(0.4)	—	0.1	1.7
Capital Expenditures	8.0	1.5	0.5	—	10.0

June 30, 2006
Revenues	$53.4	$6.3	$—	$0.6	$60.3
Segment Profit (Loss)	1.7	(0.4)	0.2	(0.1)	1.4
Capital Expenditures	6.4	2.3	0.1	—	8.8

Six Months Ended:
June 30, 2007
Revenues	$114.4	$20.6	$—	$1.8	$136.8
Segment Profit (Loss)	3.4	0.7	0.1	0.1	4.3
Capital Expenditures	17.1	2.2	0.3	—	19.6
Segment Assets	339.5	110.6	22.6	1.1	473.8

June 30, 2006
Revenues	$109.8	$20.0	$—	$1.2	$131.0
Segment Profit (Loss)	3.0	0.3	0.3	(0.2)	3.4
Capital Expenditures	11.6	2.7	0.1	—	14.4
Segment Assets	322.8	100.7	19.7	1.2	444.4

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 21, 2007.

FG&E – Electric Division – On December 1, 2006, FG&E submitted its annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan. This filing is pending, subject to investigation. On May 25, 2007 the MDPU approved FG&E’s 2005 filing. The Company expects that its 2006 filing will be approved without material changes or adjustments.

On July 18, 2007, FG&E filed a Notice of Intent to File Rate Schedule Changes for its electric division pursuant to G.L. c. 164, s. 94 and Department Order D.P.U. 19019-A. This notice is required 30 days in advance of when FG&E expects to file for a distribution rate increase.

FG&E – Gas Division – On January 26, 2007, the MDPU approved a rate Settlement Agreement (Settlement) between FG&E and the Attorney General of Massachusetts for FG&E’s Gas Division. Under the Settlement, FG&E increased its gas distribution rates by $1.2 million on February 1, 2007, and an additional $1.0 million increase will occur on November 1, 2007. The Settlement also includes agreement on several other rate matters and service quality performance measures for the company’s Gas Division in the areas of safety, customer service and satisfaction.

On September 7, 2006, the MDPU issued an order allowing FG&E to recover the costs of its actual gas and electric supply-related bad debt effective December 1, 2005. Prior to this final approval, FG&E had recovered supply-related bad debt costs based on a fixed rate formula that produced a significant under-recovery of these costs. On September 27, 2006, the Attorney General filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside the MDPU’s order. FG&E intends to support the MDPU’s order but the Company cannot predict the outcome of the Attorney General’s appeal at this time.

FG&E – Other – On June 22, 2007, the MDPU opened an investigation to review ratemaking practices for gas and electric utility distribution companies in Massachusetts, and consider whether existing mechanisms may be changed to better align utility companies’ financial interests with the need to capture end use efficiencies and foster the advancement of price responsive demand in the wholesale energy market. This matter remains pending.

UES – On March 16, 2007, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, effective May 1, 2007, including reconciliation of prior year costs and revenues, power supply and power supply-related stranded costs. On April 30, 2007 the NHPUC approved UES’ filing subject to adjustment and reconciliation depending on the Staff audit and Staff’s on-going review with regard to the method for calculating unbilled revenues. No exceptions were noted in the final audit report, which was issued on July 11, 2007.

On October 6, 2006, UES received approval from the NHPUC of a Settlement Agreement (Agreement) resolving its electric distribution base rate case filed in November, 2005. The terms of the Agreement provide for an increase in base distribution rates of $2.3 million effective as of January 1, 2006. Additionally, the Agreement authorizes two step increases in base distribution rates, related to utility plant additions in 2006, of approximately $0.4 million and $0.1 million annually, effective as of November 1, 2006 and May 1, 2007, respectively. Also, the Agreement provides for the recovery of approximately $0.3 million annually of supply-related operating and administrative costs through default energy service rates and a reduction of approximately $0.6 million in annual depreciation expense, primarily reflecting an increase in utility plant and equipment average service lives. The stipulated rate of return under the settlement is 8.70%, including a return on equity of 9.67%. The Agreement also authorized a temporary rate surcharge for recovery of certain rate case expenses and recoupment of the authorized distribution rate increase from January through October 2006.

On June 22, 2007, the NHPUC issued an order in its investigation into implementation of the federal Energy Policy Act of 2005 regarding the adoption of standards for time-based metering and interconnection. This order sets the framework for implementation of time based rates for utility provided default service, though a number of technical issues remain to be resolved. UES is required to file draft tariffs to provide for fixed, time-based pricing of default service for all customer classes no later than November 30, 2007.

On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting, for electric utilities, appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. The matter remains pending.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 21, 2007.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2007, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at June 30, 2007 in Environmental Obligations is $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant site at Sawyer Passway, located in Fitchburg, Massachusetss. A corresponding regulatory asset was recorded to reflect the future rate recovery of these costs. As noted above, please refer to Note 5 to the financial statements in Item 8 of Part II of the Company’s Form 10-K for December 31, 2006 for additional information.

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

The following tables show the components of net periodic pension cost, (NPPC), as well as key actuarial assumptions used in determining the various pension plan values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of NPPC (000’s)
Service Cost	$492	$450	$984	$900
Interest Cost	834	790	1,669	1,577
Expected Return on Plan Assets	(1,050)	(976)	(2,097)	(1,887)
Amortization of Prior Service Cost	27	27	53	53
Amortization of Net Loss	336	306	672	662

Subtotal NPPC	639	597	1,281	1,305
Amounts Capitalized and Deferred	(219)	(68)	(436)	(644)

NPPC Recognized	$420	$529	$845	$661

Key Assumptions (Weighted Average)	2007	2006
Used to Determine Benefit Obligations:
Discount Rate	5.50%	5.50%
Rate of Compensation Increase	3.50%	3.50%

Used to Determine NPPC:
Discount Rate	5.50%	5.50%
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%
Rate of Compensation Increase	3.50%	3.50%

Employer Contributions – On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA are new minimum funding rules which will go into effect for plan years beginning in 2008. The funding target will be 100% of a plan’s liability with any shortfall amortized over seven years, with lower (92%—100%) funding targets available to well-funded plans during the transition period. As of June 30, 2007, the Company has made contributions of $1.1 million to the Plan in 2007. The Company presently anticipates contributing an additional $1.7 million to fund the Plan in 2007, for an estimated total of $2.8 million for the year. The Company contributed $2.5 million in 2006.

PBOP Plan – The Company sponsors the PBOP Plan, primarily to provide health care and life insurance benefits to employees and retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan.

The following tables show the components of net periodic postretirement benefit cost (NPPBC), as well as key actuarial assumptions used in determining the various PBOP Plan values:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of NPPBC (000’s)
Service Cost	$358	$350	$715	$641
Interest Cost	514	563	1,028	1,014
Expected Return on Plan Assets	(61)	(69)	(122)	(97)
Amortization of Prior Service Cost	340	340	679	680
Amortization of Transition (Asset) Obligation	5	5	11	11
Amortization of Net (Gain) Loss	17	80	35	80

Subtotal NPPBC	1,173	1,269	2,346	2,329
Amounts Capitalized and Deferred	(504)	(631)	(1,017)	(1,113)

NPPBC Recognized	$669	$638	$1,329	$1,216

Weighted-Average Assumptions	2007		2006
Used to Determine Benefit Obligations:
Discount Rate	5.50%		5.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%		8.50%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2016		2016

Used to Determine NPPBC:
Discount Rate	5.50%		5.50%
Expected Long-Term Rate of Return on Plan Assets	8.50%/5.50	% (1)	8.50%/5.50	% (1)
Health Care Cost Trend Rate Assumed for Next Year	9.00%		8.50%
Ultimate Health Care Cost Trend Rate	4.00%		4.00%
Year That the Health Care Cost Trend Rate Reaches the Ultimate Trend Rate	2016		2016

(1)

Funding of the PBOP Plan is made into two VEBT’s; one is a union VEBT and the other is a non-union VEBT. The expected long-term rate of return on plan assets for the union VEBT is 8.50%. The non-union VEBT is subject to income taxes and therefore the expected long-term rate of return on plan assets is 5.50%, reflecting the effect of taxes.

Employer Contributions – As of June 30, 2007, the Company had made $1.1 million of contributions to the PBOP Plan in 2007. The Company presently anticipates contributing an additional $1.4 million to fund the Plan in 2007 for an estimated funding total of $2.5 million in the year. The Company contributed $2.2 million in 2006.

SERP – The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (the SERP), with participation limited to executives selected by the Board of Directors.

The components of net periodic SERP cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of NPSC (000’s)
Service Cost	$41	$36	$82	$72
Interest Cost	29	26	59	52
Amortization of Transition Obligation	—	4	—	9
Amortization of Prior Service Cost	—	—	(1)	(1)
Amortization of Net Loss	11	10	22	20

Net Periodic SERP Cost	$81	$76	$162	$152

Employer Contributions – As of June 30, 2007, the Company has made payments of $36,000 to beneficiaries. The Company presently anticipates making additional benefit payments of $36,000 in 2007 for a total of $72,000.

NOTE 9: INCOME TAXES

The Company evaluated its tax positions at December 31, 2006 and for the current interim reporting period ended June 30, 2007 in accordance with FIN 48, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2003; December 31, 2004; and December 31, 2005. Income tax filings for the year ended December 31, 2006 have been extended and are due September 15, 2007. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2007.

(b) Not applicable.

(c) Issuer repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
4/1/07 – 4/30/07	—	—	—	n/a
5/1/07 – 5/31/07	114	$27.75	114	n/a
6/1/07 – 6/30/07	—	—	—	n/a

Total	114	$27.75	114	n/a

(1)	Represents Common Stock purchased on the open market related to Board of Director Retainer Fees and Employee Length of Service Awards. Shares are not purchased as part of a specific plan or program and therefore there is no pool or maximum number of shares related to these purchases.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 25, 2006 Announcing Earnings For the Quarter Ended June 30, 2007	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 26, 2007	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 26, 2007	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer