Form 10-Q
period 2008-03-31
UNITIL CORP
filed 2008-04-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2008
Common Stock, No par value	5,765,031 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2008

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

Unitil’s two retail distribution utilities serve approximately 99,400 electric customers and 15,000 natural gas customers in their franchise areas. The retail distribution companies are pure distribution utilities with a combined investment in net utility plant of $249.4 million at March 31, 2008. Substantially all of Unitil’s revenue and earnings are derived from regulated utility operations.

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

On February 15, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with NiSource Inc. (NiSource) and Bay Sate Gas Company (Bay State, which is a wholly owned utility subsidiary of NiSource), to acquire all of the outstanding stock of Northern Utilities, Inc. (Northern), and Granite State Gas Transmission, Inc. (Granite) for $160 million plus a net working capital adjustment. Northern’s principal business is the retail distribution of natural gas to approximately 53,000 customers located in 44 coastal New Hampshire and southern Maine communities. Portions of Northern’s natural gas service territory are contiguous and overlapping with Unitil’s electric distribution service territory in New Hampshire. Granite’s principal business is a natural gas transmission company, principally engaged in the business of rendering natural gas transportation services to Northern.

Consummation of the acquisition is subject to various closing conditions, including but not limited to the receipt of requisite regulatory approvals from certain federal and state public utility, antitrust and other regulatory authorities. It is currently anticipated that the acquisition will be consummated in the fourth quarter of 2008. However, no assurance can be given that the acquisition will occur, or, the timing of its completion.

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

These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include the following:

•	Variations in weather;

•	Changes in the regulatory environment;

•	Customers’ preferences on energy sources;

•	Interest rate fluctuation and credit market concerns;

•	General economic conditions;

•	Fluctuations in supply, demand, transmission capacity and prices for energy commodities;

•	Increased competition; and

•	Customers’ future performance under multi-year energy brokering contracts.

•	Risks associated with the acquisition of Northern and Granite, discussed above include:

•	Successful integration of the acquired business into the Company;

•	Receipt of regulatory approval of the transaction;

•	Ability to finance transaction at reasonable terms; and

•	Acquisition costs expended for banker fees, legal fees and other acquisition related expenses would adversely affect the Company’s financial condition if the acquisition is not completed;

Many of these risks are beyond the Company’s control. Any forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of these factors, nor can the Company assess the impact of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on February 12, 2008, other than the risks disclosed above associated with the acquisition of Northern and Granite.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2008 and March 31, 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 1 of this report.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $3.3 million for the first quarter of 2008. Earnings per common share (EPS) were $0.57 for the three months ended March 31, 2008, an improvement of $0.11 per share or 24% over the first quarter of 2007.

Unitil’s improved first quarter earnings in 2008 over 2007 were driven by higher gas sales margin and lower operating expenses, including the benefit from the proceeds of an insurance settlement associated with environmental remediation costs. These favorable factors were partially offset by higher amortization expenses and higher interest expense in the current year.

The following table presents the significant items contributing to the improvement in earnings per share in the first quarter of 2008 compared to the same period in 2007:

Earnings Per Share
Three Months Ended March 31, 2007:	$0.46
Electric Sales Margin	(0.04)
Gas Sales Margin	0.10
Usource Sales Margin	0.01
Operation & Maintenance Expense	0.19
Depreciation, Amortization, Taxes & Other	(0.10)
Interest Expense, net	(0.05)

Three Months Ended March 31, 2008:	$0.57

In the first quarter of 2008, Unitil’s electric kilowatt (kWh) sales decreased 1.4% compared to the same period in 2007. Gas sales in the first quarter of 2008 decreased 1.7% compared to the same period in 2007. The lower unit sales in 2008 compared to 2007 were driven by milder winter weather this year and lower average usage by our customers reflecting a slowing economy and energy conservation.

Electric sales margin was lower by $0.4 million in the three months ended March 31, 2008 compared to the same period in 2007 due to lower electric kWh sales volumes, partially offset by higher electric base rates. Gas sales margin increased $0.9 million in the three months ended March 31, 2008 compared to the same period in 2007 reflecting higher gas base rates, implemented in 2007. Usource, our non-regulated energy brokering business, recorded increased sales margin of $0.1 million in the first quarter of 2008, an increase of 11% over the first quarter of 2007.

Total Operation & Maintenance (O&M) expenses decreased $1.8 million for the three month period ended March 31, 2008 compared to the same period in 2007. This decrease reflects a reduction to operating expenses of $2.8 million from the proceeds of an insurance settlement associated with environmental remediation costs. This reduction to operating expenses was partially offset by annual increases in salary, wage and benefit costs of $0.7 million, higher professional fees of $0.2 million and higher bad debt expenses of $0.1 million.

Depreciation, Amortization, Taxes & Other expenses increased $1.2 million in the three month period ended March 31, 2008 compared to the same period in 2007 primarily reflecting the amortization of $0.7 million of natural gas inventory carrying costs and higher income taxes on higher levels of pre-tax earnings in 2008 compared to 2007.

Interest Expense, Net increased $0.5 million in the three month period ended March 31, 2008 compared to the same period in 2007 primarily reflecting higher debt outstanding.

In 2007, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2008 and March, 2008 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2008 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s investment in Net Utility Plant increased by $11.7 million as of March 31, 2008 compared to March 31, 2007. This increase was due to capital expenditures related to UES’ and FG&E’s electric and gas distribution systems, including expenditures of approximately $1.0 million for the Company’s Advanced Metering Infrastructure (AMI) project.

Regulatory Assets decreased $29.0 million as of March 31, 2008 compared to March 31, 2007, primarily reflecting current year cost recoveries. A significant portion of this decrease is matched by a corresponding decrease of $19.9 million in Power Supply Contract Obligations. The remaining decrease primarily reflects lower levels of Regulatory Assets associated with deferred taxes and retirement benefit obligations as well as recoveries of deferred charges.

Long-Term Debt increased $19.6 million as of March 31, 2008 compared to March 31, 2007, reflecting the issuance and sale on May 2, 2007 by Unitil Corporation of $20.0 million of 6.33% Senior Long-Term Notes, due May 1, 2022, to institutional investors in the form of a private placement. Short-term Debt decreased $13.0 million as of March 31, 2008 compared to March 31, 2007, as short-term borrowings were refinanced with the issuance of Senior Long-Term Notes, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2008, Unitil’s total electric kWh sales decreased 1.4% compared to the first quarter of 2007. Sales to residential and C&I customers decreased 0.9% and 1.7%, respectively, in the first quarter of 2008 compared to the same period in 2007. The lower kWh sales in 2008 compared to 2007 were primarily driven by lower average usage by our customers reflecting a slowing economy and energy conservation.

The following table details total kWh sales for the three months ended March 31, 2008 and 2007 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2008	2007	Change	% Change
Residential	182.4	184.0	(1.6)	(0.9%)
Commercial/Industrial	261.1	265.6	(4.5)	(1.7%)

Total	443.5	449.6	(6.1)	(1.4%)

Electric Operating Revenues and Sales Margin - The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2008 and 2007:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2008	2007	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$30.3	$32.8	$(2.5)	(4.0%)
Commercial / Industrial	26.3	29.9	(3.6)	(5.7%)

Total Electric Operating Revenue	$56.6	$62.7	$(6.1)	(9.7%)

Cost of Electric Sales:
Purchased Electricity	$42.9	$48.2	$(5.3)	(8.5%)
Conservation & Load Management	0.6	1.0	(0.4)	(0.6%)

Electric Sales Margin	$13.1	$13.5	$(0.4)	(0.6%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues decreased by $6.1 million, or 9.7%, in the three months ended March 31, 2008 compared to the same period in 2007. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The decrease in Total Electric Operating Revenues in the three months ended March 31, 2008 reflects lower Purchased Electricity costs of $5.3 million, lower C&LM revenues of $0.4 million and lower sales margin of $0.4 million.

Purchased Electricity and C&LM revenues decreased a combined $5.7 million, or 9.1%, of Total Electric Operating Revenues in the three months ended March 31, 2008 compared to the same period in 2007, reflecting lower electric kWh sales, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity prices. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin was lower by $0.4 million in the three months ended March 31, 2008 compared to the same period in 2007 due to lower electric kWh sales volumes, partially offset by higher electric base rates.

Gas Sales, Revenues and Margin

Therm Sales – Therm sales of natural gas decreased 1.7% in the three months ended March 31, 2008 compared to the same period in 2007. Sales to residential customers and C&I customers decreased 2.0% and 1.4%, respectively, in the first quarter of 2008 compared to the same period in 2007. The decrease in gas sales in 2008 reflects a milder winter heating season this year and lower average usage by our customers reflecting a slowing economy and energy conservation.

The following table details total firm therm sales for the three months ended March 31, 2008 and 2007, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2008	2007	Change	% Change
Residential	4.8	4.9	(0.1)	(2.0%)
Commercial/Industrial	6.8	6.9	(0.1)	(1.4%)

Total	11.6	11.8	(0.2)	(1.7%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2008 and 2007:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2008	2007	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$8.0	$8.1	$(0.1)	(0.7%)
Commercial / Industrial	6.3	6.1	0.2	1.4%

Total Gas Operating Revenue	$14.3	$14.2	$0.1	0.7%

Cost of Gas Sales:
Purchased Gas	$9.0	$9.8	$(0.8)	(5.6%)
Conservation & Load Management	—	—	—	—

Gas Sales Margin	$5.3	$4.4	$0.9	6.3%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $0.1 million, or 0.7%, in the three months ended March 31, 2008 compared to the same period in 2007. Total Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and C&LM in Operating Expenses. The net increase in Total Gas Operating Revenues in three months ended March 31, 2008 reflects higher sales margin of $0.9 million, offset by lower Purchased Gas costs of $0.8 million.

Purchased Gas and C&LM revenues decreased a combined $0.8 million, or 5.6%, of Total Gas Operating Revenues in three months ended March 31, 2008 compared to the same period in 2007, primarily reflecting lower natural gas sales and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. Purchased Gas revenues include the recovery of the cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Gas sales margin increased $0.9 million in the three months ended March 31, 2008 compared to the same period in 2007 reflecting higher gas base rates, implemented in 2007.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2008 and 2007:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2008	2007	$ Change	% Change
Other	$1.0	$0.9	$0.1	11.1%

Total Other Operating Revenue	$1.0	$0.9	$0.1	11.1%

Total Other Operating Revenue increased $0.1 million, or 11.1%, in the three month period ended March 31, 2008 compared to the same period in 2007. The increase was the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as the other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $5.3 million, or 11.0%, in the three month period ended March 31, 2008 compared to the same period in 2007, reflecting lower electric kWh sales, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity prices. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $0.8 million, or 8.2%, in the three month period ended March 31, 2008 compared to the same period in 2007, primarily reflecting lower natural gas sales and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses decreased $1.8 million for the three month period ended March 31, 2008 compared to the same period in 2007. This decrease reflects a reduction to operating expenses of $2.8 million from the proceeds of an insurance settlement associated with environmental remediation costs. This reduction to operating expenses was partially offset by annual increases in salary, wage and benefit costs of $0.7 million, higher professional fees of $0.2 million and higher bad debt expenses of $0.1 million.

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

Total C&LM expenses decreased by $0.4 million, or 40.0%, in three month period ended March 31, 2008 compared to the same period in 2007. The decrease reflects the timing of spending on the implementation of Energy Efficiency programs. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization - Depreciation and Amortization expense increased $0.7 million, or 15.6%, for the three month period ended March 31, 2008 compared to the same period in 2007. This increase primarily reflects the amortization of $0.7 million of natural gas inventory carrying costs deferred under a previous regulatory ruling.

Local Property and Other Taxes - Local Property and Other Taxes increased by $0.2 million, or 13.3% for the three month period ended March 31, 2008 compared to the same period in 2007. This increase was due to higher property tax rates on increased property assessments and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes - Federal and State Income Taxes were higher by $0.2 million for the three months ended March 31, 2008 compared to the same period in 2007 reflecting higher pre-tax earnings.

Other Non-Operating Expense

Other Non-Operating Expense increased by $0.1 million in the three month period ended March 31, 2008 compared to the same period in 2007. This increase reflects an adjustment of $0.1 million in conjunction with the Company’s recently approved electric base distribution rate increase in Massachusetts.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2008	2007	Change
Interest Expense
Long-term Debt	$2.9	$2.6	$0.3
Short-term Debt	0.2	0.4	(0.2)
Regulatory Liabilities	—	—	—

Subtotal Interest Expense	3.1	3.0	0.1

Interest Income
Regulatory Assets	(0.6)	(0.8)	0.2
AFUDC and Other	0.1	(0.1)	0.2

Subtotal Interest Income	(0.5)	(0.9)	0.4

Total Interest Expense, Net	$2.6	$2.1	$0.5

Interest Expense, Net increased by $0.5 million in the three month period ended March 31, 2008 compared to the same period in 2007. Interest expense on long-term borrowings increased due to the issuance of new long-term debt by Unitil on May 2, 2007. Unitil issued and sold $20 million of Senior Long-Term Notes at a coupon rate of 6.33%, through a private placement to institutional investors. The Company utilized the proceeds from the long-term Note financing to refinance existing short-term debt and for other corporate purposes of the Company’s principal utility subsidiaries. The resulting reduction in average daily short-term bank borrowings lowered short-term interest expense for the first quarter of 2008 compared to the same period in 2007. An adjustment of $0.2 million related to earnings on funds used for capital projects ordered in conjunction with the Company’s recently approved electric base distribution rate increase in Massachusetts and lower carrying charges earned on regulatory assets also contributed to the increase in Interest Expense, Net.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent and future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities, excluding payment of dividends. The Company initially supplements internally generated funds through bank borrowings, as needed, under unsecured short-term bank lines. The Company had short-term debt outstanding through bank borrowings of $16.7 and $29.7 at March 31, 2008 and March 31, 2007, respectively. In addition, Unitil had approximately $4.0 million in cash at March 31, 2008. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets.

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

On February 15, 2008, the Company entered into a Stock Purchase Agreement with NiSource and Bay State to acquire all of the outstanding stock of Northern Utilities, Inc. and Granite State Gas Transmission, Inc. The Company has entered into a senior unsecured bridge facility, which is available to finance this transaction. The Company anticipates either financing the initial acquisition or refinancing the bridge facility with the issuance of a combination of unsecured senior notes and common/or preferred equity securities.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to the duration of the contracts, which range from less than one month to two and one-half years. As of March 31, 2008, there were approximately $6.0 million of guarantees outstanding and the longest term guarantee extends through October 31, 2009.

The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2008, compared to the same period in 2007.

Cash Provided by Operating Activities	$7.9	$6.1

Cash Provided by Operating Activities - Cash Provided by Operating Activities was $7.9 million during the first three months ended March 31, 2008, an increase of $1.8 million over the comparable period in 2007. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes of $1.0 million, was $1.7 million higher in the first three months of 2008 compared to 2007. Working Capital related cash flows increased by $0.6 million during the first three months of 2008 compared to the same period in 2007. Deferred Restructuring Charges were a $1.0 million source of cash in the first quarter of 2008 compared to the same period in 2007. These charges were deferred in prior periods for collection current rates. All other changes in operating activities were a net $1.5 million in uses of cash in the first three months of 2008 compared to 2007, including a $2.8 million source of cash from the insurance settlement discussed above.

Cash (Used in) Investing Activities	$(4.5)	$(9.6)

Cash (Used in) Investing Activities - Cash (Used in) Investing Activities was $4.5 million for the three months ended March 31, 2008 reflecting a source of cash due to a decrease in capital spending of $5.1 million over the comparable period in 2007 mainly due to the completion of the Company’s Advanced Metering Infrastructure (“AMI”) project. In the first quarter 2007, capital expenditures included approximately $2.8 million of cash outlays for investment in the AMI project. Capital expenditure projections are subject to changes during the fiscal year.

Cash Provided by (Used in) Financing Activities	$(4.0)	$1.7

Cash Provided by (Used in) Financing Activities - Cash Used in Financing Activities was $4.0 million in the three months ended March 31, 2008, a decrease of $5.7 million over the comparable period in 2007. Cash provided from short-term debt declined by $5.8 million in the first quarter of 2008, principally reflecting the repayment of short-term debt from the proceeds of an insurance settlement. All other cash flows provided from other financing activities aggregated to a net $0.1 million increase in the first three months of 2008 as compared to the same period in 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, management is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial statements of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 12, 2008.

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

The Company’s principal regulatory assets and liabilities are detailed on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets is provided below. The Company receives a return on investment on its regulated assets for which a cash outflow has been made.

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

Regulatory Assets consist of the following (millions)
	March 31,		December 31,
	2008	2007	2007
Power Supply Buyout Obligations	$67.7	$87.6	$72.7
Deferred Restructuring Costs	29.6	30.9	30.5
Generation-related Assets	1.4	2.1	1.6

Subtotal – Restructuring Related Items	98.7	120.6	104.8

Retirement Benefit Obligations	35.1	37.1	35.1
Income Taxes	14.2	18.7	14.6
Environmental Obligations	13.3	13.0	13.1
Other	3.0	3.9	2.9

Total Regulatory Assets	$164.3	$193.3	$170.5

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

Allowance for Doubtful Accounts - The Company recognizes a Provision for Doubtful Accounts each month. The amount of the monthly Provision is based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. Account write-offs, net of recoveries, are processed monthly. At the end of each month, an analysis of the delinquent receivables is performed and the adequacy of the Allowance for Doubtful Accounts is reviewed. The analysis takes into account an assumption about the cash recovery of delinquent receivables and also uses calculations related to customers who have chosen payment plans to resolve their arrears. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company is authorized by regulators to recover the supply-related portion of its written-off accounts from customers through periodically reconciling rate mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. Also, the Company has experienced periods when state regulators have extended the periods during which certain standard credit and collection activities of utility companies are suspended. In periods when account write-offs exceed estimated levels, the Company adjusts the Provision for Doubtful Accounts to maintain an adequate Allowance for Doubtful Accounts balance. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2007 and 2006, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $200,000 in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2007 and 2006, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $690,000 and $683,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $539,000 and $530,000, respectively. (See Note 8)

Income Taxes - Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of income is presented. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS No. 109) and under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109.

Depreciation - Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements.

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2008, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2008 and March 31, 2007 were 3.84% and 5.77%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Electric	$56.6	$62.7
Gas	14.3	14.2
Other	1.0	0.9

Total Operating Revenues	71.9	77.8

Operating Expenses
Purchased Electricity	42.9	48.2
Purchased Gas	9.0	9.8
Operation and Maintenance	4.7	6.5
Conservation & Load Management	0.6	1.0
Depreciation and Amortization	5.2	4.5
Provisions for Taxes:
Local Property and Other	1.7	1.5
Federal and State Income	1.8	1.6

Total Operating Expenses	65.9	73.1

Operating Income	6.0	4.7
Other Non-Operating Expense	0.1	—

Income Before Interest Expense	5.9	4.7
Interest Expense, Net	2.6	2.1

Net Income	3.3	2.6
Less: Dividends on Preferred Stock	—	—

Earnings Applicable to Common Shareholders	$3.3	$2.6

Average Common Shares Outstanding – Basic (000’s)	5,719	5,627
Average Common Shares Outstanding – Diluted (000’s)	5,724	5,644
Earnings Per Common Share (Basic and Diluted)	$0.57	$0.46

Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED) March 31,		December 31,
	2008	2007	2007
ASSETS:

Utility Plant:
Electric	$271.3	$255.3	$266.2
Gas	69.2	63.9	67.8
Common	27.2	25.3	26.2
Construction Work in Progress	4.9	17.2	20.3

Total Utility Plant	372.6	361.7	380.5
Less: Accumulated Depreciation	123.2	124.0	131.6

Net Utility Plant	249.4	237.7	248.9

Current Assets:
Cash	4.0	2.8	4.6
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $1.4, $2.0 and $1.3	28.9	28.4	24.9
Accrued Revenue	14.0	12.0	12.7
Refundable Taxes	—	—	0.7
Materials and Supplies	2.5	2.5	4.5
Prepayments and Other	1.2	1.1	1.5

Total Current Assets	50.6	46.8	48.9

Noncurrent Assets:
Regulatory Assets	164.3	193.3	170.5
Debt Issuance Costs, net	2.8	2.5	2.8
Other Noncurrent Assets	2.2	2.8	3.5

Total Noncurrent Assets	169.3	198.6	176.8

TOTAL	$469.3	$483.1	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED) March 31,		December 31,
	2008	2007	2007
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$100.0	$96.8	$100.4
Preferred Stock, Non-Redeemable, Non-Cumulative	0.2	0.2	0.2
Preferred Stock, Redeemable, Cumulative	1.9	1.9	1.9
Long-Term Debt, Less Current Portion	159.6	140.0	159.6

Total Capitalization	261.7	238.9	262.1

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.3	0.4
Capitalized Leases, Current Portion	0.3	0.2	0.3
Short-Term Debt	16.7	29.7	18.8
Accounts Payable	15.6	17.9	17.6
Taxes Payable	2.2	2.1	—
Interest and Dividends Payable	5.0	4.5	1.9
Other Current Liabilities	4.4	3.9	5.1

Total Current Liabilities	44.6	58.6	44.1

Deferred Income Taxes	31.9	33.8	33.4

Noncurrent Liabilities:
Power Supply Contract Obligations	67.7	87.6	72.7
Retirement Benefit Obligations	49.6	51.0	48.2
Environmental Obligations	12.0	12.0	12.0
Capitalized Leases, Less Current Portion	0.4	0.1	0.5
Other Noncurrent Liabilities	1.4	1.1	1.6

Total Noncurrent Liabilities	131.1	151.8	135.0

TOTAL	$469.3	$483.1	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net Income	$3.3	$2.6
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	5.2	4.5
Deferred Taxes	(0.2)	(0.5)
Changes in Current Assets and Liabilities:
Accounts Receivable	(4.0)	(5.9)
Accrued Revenue	(1.3)	1.8
Accounts Payable	(2.0)	(1.9)
Taxes Payable	2.9	1.2
All other Current Assets and Liabilities	2.6	2.4
Deferred Restructuring Charges	1.0	—
Other, net	0.4	1.9

Cash Provided by Operating Activities	7.9	6.1

Investing Activities:
Property, Plant and Equipment Additions	(4.5)	(9.6)

Cash (Used in) Investing Activities	(4.5)	(9.6)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt	(2.1)	3.7
Dividends Paid	(2.0)	(2.0)
Issuance of Common Stock	0.2	0.3
Other, net	(0.1)	(0.3)

Cash Provided by (Used in) Financing Activities	(4.0)	1.7

Net (Decrease) in Cash	(0.6)	(1.8)
Cash at Beginning of Period	4.6	4.6

Cash at End of Period	$4.0	$2.8

Supplemental Cash Flow Information:
Interest Paid	$2.1	$2.0
Income Taxes Paid	0.2	1.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 12, 2008, for a description of the Company’s Basis of Presentation.

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

Recently Issued Pronouncements – In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161) , effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Company adopted SFAS No. 161 and there was no impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R establishes principles and requirements on how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, noncontrolling interests in the acquiree, goodwill or gain from a bargain purchase and accounting for transaction costs. Additionally, SFAS No. 141R determines what information must be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt SFAS No. 141R upon its effective date and expects the adoption to affect any business combinations effected on or subsequent to that date.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. The Company adopted the sections of SFAS No. 157 which are effective for fiscal years beginning after November 15, 2007 and there was no additional impact on the Company’s Consolidated Financial Statements. The Company’s fixed rate long-term debt falls under the fair value reporting requirements of SFAS No. 157. Accordingly, the Company has estimated the fair value of its long-term debt as of March 31, 2008 based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (See Note 4). The Company does not expect that the adoption of the deferred sections of SFAS No. 157 will have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount

03/20/08	05/15/08	05/01/08	$0.345
01/17/08	02/15/08	02/01/08	$0.345
09/13/07	11/15/07	11/01/07	$0.345
06/21/07	08/15/07	08/01/07	$0.345
03/22/07	05/15/07	05/01/07	$0.345
01/18/07	02/15/07	02/01/07	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first quarter of 2008, the Company sold 7,596 shares of its Common Stock, at an average price of $27.94 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $212,000 were used to reduce short-term borrowings.

During the first quarter of 2007, the Company sold 9,628 shares of its Common Stock, at an average price of $26.19 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $252,000 were used to reduce short-term borrowings.

The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 6, 2008, 15,540 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $445,998. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.1 million and $0.1 million for three months ended March 31, 2008 and 2007, respectively. At March 31, 2008, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 2.9 years as the shares vest.

Details on preferred stock at March 31, 2008, March 31, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited)
	March 31,		December 31,
	2008	2007	2007
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.9	0.9	0.9
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.1	$2.1	$2.1

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at March 31, 2008, March 31, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited)
	March 31,		December 31,
	2008	2007	2007
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$—	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	5.0	5.3	5.0

Total Long-Term Debt	160.0	140.3	160.0
Less: Current Portion	0.4	0.3	0.4

Total Long-term Debt, Less Current Portion	$159.6	$140.0	$159.6

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2008 is estimated to be approximately $166 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2008 there are $6 million of guarantees outstanding and these guarantees extend through October 31, 2009. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2008 and March 31, 2007:

Three Months Ended March 31, 2008 (Millions)	Electric	Gas	Other	Non- Regulated	Total
Revenues	$56.6	$14.3	$—	$1.0	$71.9
Segment Profit	0.5	2.8	(0.1)	0.1	3.3
Identifiable Segment Assets	330.2	111.2	26.9	1.0	469.3
Capital Expenditures	4.2	0.3	—	—	4.5

Three Months Ended March 31, 2007 (Millions)
Revenues	$62.7	$14.2	$—	$0.9	$77.8
Segment Profit (Loss)	1.4	1.1	0.1	—	2.6
Identifiable Segment Assets	347.1	114.0	20.9	1.1	483.1
Capital Expenditures	9.1	0.7	(0.2)	—	9.6

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

FG&E – Electric Division – On December 3, 2007, FG&E submitted its annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan (the Annual Reconciliation Filing). The rates were approved effective January 1, 2008, subject to reconciliation pursuant to the MDPU’s investigation. This matter remains pending.

On August 17, 2007, FG&E filed an electric distribution rate increase of $3.3 million, which represented an increase of 4.7 percent over FG&E’s 2006 total electric operating revenue. Evidentiary hearings were held in November 2007 and briefing was completed in January 2008. On February 29, 2008, the Company received a final order from the MDPU approving an electric distribution rate increase of $2.1 million, which represents an increase of 3.0 percent over FG&E’s 2006 total electric operating revenue. The order also provides for recovery of approximately $0.1 million annually of supply-related operating and administrative costs through default service rates. The new electric rates were effective as of March 1, 2008.

FG&E – Other – On June 22, 2007, the MDPU opened an inquiry into revenue decoupling, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to administer and promote customer efforts to reduce energy consumption and demand or to install distributed generation to displace electricity delivered by the utility. This matter remains pending.

UES – On March 14, 2008, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, effective May 1, 2008, including reconciliation of prior year costs and revenues, power supply and power supply-related stranded costs. The filing is pending, subject to investigation. A hearing is scheduled for April 22, 2008.

On June 22, 2007, the NHPUC issued an order in its investigation into implementation of the federal Energy Policy Act of 2005 regarding the adoption of standards for time-based metering and interconnection. On August 31, 2007, the NHPUC issued an order on motion for rehearing, staying the June 22, 2007 order pending hearing and reconsideration of the issues. An order following rehearing was issued on January 22, 2008 finding that it is appropriate to implement time-based metering standards and ordering that the details, including cost-benefit analyses, form of rate design, time of implementation and applicable customer classes shall be determined in separate proceedings to be initiated by the Commission.

On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. On March 13, 2008, the NHPUC issued a letter seeking written comments regarding the utilities experience with declining sales attributable to energy conservation, energy efficiency, and demand response and whether existing rate treatment poses an obstacle to investment in energy efficiency. Comments are due April 11, 2008.

Unitil Corp. – On February 15, 2008, Unitil reached agreement with NiSource Inc. and Bay State Gas Company to purchase 100 percent of the ownership shares of Northern Utilities, Inc. and Granite State Gas Transmission, Inc. for $160 million plus a net working capital adjustment. The Company has entered into a senior unsecured bridge facility, which is available to finance this transaction. The Company anticipates either financing the initial acquisition or refinancing the bridge facility with the issuance of a combination of unsecured senior notes and common/or preferred equity securities. On March 31, 2008, Unitil filed petitions and testimony with both the Maine Public Utilities Commission and the New Hampshire Public Utilities Commission requesting approval of the acquisitions. As of March 31, 2008, the Company has capitalized $1.1 million of transaction costs associated with the acquisition. The transaction is expected to close by the fourth quarter of 2008, subject to approval by these commissions and review by certain federal agencies.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2008, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at March 31, 2008, in Environmental Obligations is $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant site at Sawyer Passway, located in Fitchburg, Massachusetts. A corresponding regulatory asset was recorded to reflect the future rate recovery of these costs. As noted above, please refer to Note 5 to the financial statements in Item 8 of Part II of the Company’s Form 10-K for December 31, 2007 for additional information. As discussed above, the Company received an insurance settlement during the first quarter of 2008. Any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers.

NOTE 8: RETIREMENT BENEFIT OBLIGATIONS

The Company sponsors the following retirement benefit plans to provide certain pension and postretirement benefits for its retirees and current employees as follows:

•

The Unitil Corporation Retirement Plan (Pension Plan) – The Pension Plan is a defined benefit pension plan covering substantially all of its employees. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service.

•

The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan) – The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan.

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) – The SERP is an unfunded retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2008	2007
Used to Determine Plan Costs
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	9.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2016

Used to Determine Benefit Obligations:
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2016

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2008	2007	2008	2007	2008	2007
Service Cost	$488	$492	$355	$358	$37	$41
Interest Cost	944	834	559	514	32	29
Expected Return on Plan Assets	(1,093)	(1,047)	(81)	(61)	—	—
Prior Service Cost Amortization	27	27	340	340	—	—
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	319	336	—	17	6	11

Sub-total	685	642	1,178	1,173	75	81
Amounts Capitalized and Deferred	(201)	(217)	(439)	(513)	—	—

Net Periodic Benefit Cost Recognized	$484	$425	$739	$660	$75	$81

Employer Contributions

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

As of March 31, 2008, the Company had made $0.5 million and $18,000 of contributions to the PBOP and SERP Plans, respectively, in 2008. The Company presently anticipates contributing an additional $2.0 million and $54,000 to the PBOP and SERP Plans, respectively, in 2008.

NOTE 9: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2007 and for the current interim reporting period ended March 31, 2008 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2004; December 31, 2005; and December 31, 2006. Income tax filings for the year ended December 31, 2007 have been extended and are due September 15, 2008. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of earnings or accrued on the balance sheets.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on February 12, 2008, other than the risks associated with the Company’s recently announced acquisition of Northern and Granite, as discussed in the Cautionary Statement section of Part I, Item 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2008.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted by the Company on March 20, 2008, the Company periodically repurchases shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. The Company may suspend or terminate its Rule 10b5-1 trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases. There were no Company repurchases during the three months ended March 31, 2008.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 23, 2008 Announcing Earnings For the Quarter Ended March 31, 2008.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 24, 2008	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 24, 2008	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer