Form 10-Q
period 2008-06-30
UNITIL CORP
filed 2008-08-07
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2008

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

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common Stock, No par value	5,774,402 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2008

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

Unitil’s two retail distribution utilities serve approximately 99,400 electric customers and 15,000 natural gas customers in their franchise areas. The retail distribution companies are pure distribution utilities with a combined investment in net utility plant of $251.1 million at June 30, 2008. Substantially all of Unitil’s revenue and earnings are derived from regulated utility operations.

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

On February 15, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with NiSource Inc. (NiSource) and Bay Sate Gas Company (Bay State, which is a wholly owned utility subsidiary of NiSource), to acquire all of the outstanding stock of Northern Utilities, Inc. (Northern), and Granite State Gas Transmission, Inc. (Granite) for $160 million in cash, which amount is subject to a working capital adjustment. The transaction is expected to be financed by newly issued common stock and debt.

Northern’s principal business is the retail distribution of natural gas to approximately 53,000 customers located in 44 coastal New Hampshire and southern Maine communities. Portions of Northern’s natural gas service territory are contiguous and overlapping with Unitil’s electric distribution service territory in New Hampshire. Granite’s principal business is a natural gas transmission company, principally engaged in the business of providing natural gas transportation services to Northern for its access to natural gas pipeline supplies.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2008 and June 30, 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 1 of this report.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $1.6 million for the second quarter of 2008, compared to net income of $1.7 million for the second quarter of 2007. Earnings per common share (EPS) were $0.28 for the three months ended June 30, 2008 compared with $0.30 in the second quarter of 2007. Earnings for the second quarter of 2008 reflect higher gas utility sales margins and lower interest expense offset by higher operating expenses and depreciation in the quarter. For the six months ended June 30, EPS were $0.85 for 2008 compared to $0.76 for 2007, an increase of $0.09 per share, or 12%.

The following table presents the significant items (discussed below) contributing to the change in earnings per share in the three and six month periods ended June 30, 2008:

2008 Earnings Per Share vs. 2007
		Period Ended June 30,
		QTD	YTD
	2007	$0.30	$0.76
Electric Sales Margin		—	(0.04)
Gas Sales Margin		0.02	0.12
Usource Sales Margin		(0.01)	—
Operation & Maintenance Expense		(0.02)	0.17
Depreciation, Amortization & Other		(0.02)	(0.12)
Interest Expense, Net		0.01	(0.04)

	2008	$0.28	$0.85

Unitil’s total electric kilowatt (kWh) sales decreased 3.1% and 2.2% in the three and six month periods ended June 30, 2008, respectively compared to the same periods in 2007. Natural gas sales in the three and six month periods ended June 30, 2008 decreased 4.6% and 2.2%, respectively, compared to the same periods in 2007. The lower unit sales in 2008 compared to 2007 reflect a milder winter heating season this year and lower average usage by our customers reflecting a slowing economy and energy conservation.

Electric sales margin was flat in the three month period ended June 30, 2008 compared to the same period in 2007. For the six month period ended June 30, 2008, electric sales margin decreased $0.4 million compared to the same period in 2007. The decrease in electric sales margin primarily reflects lower sales volumes, which was partially offset by higher electric base rates, implemented in March of 2008.

Natural gas sales margin increased $0.2 million and $1.1 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily reflecting higher gas base rates, implemented in November of 2007, partially offset by lower sales volumes.

Usource revenues decreased by $0.1 million in the three month period ended June 30, 2008 compared to the same period in 2007 and were flat in the six month period ended June 30, 2008 compared to the same period in 2007.

Total O&M expenses increased $0.2 million for the three month period ended June 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher salary and benefit costs of $0.4 million and higher bad debt expense of $0.1 million partially offset by lower utility operating costs of $0.1 million and lower professional fees and all other expenses of $0.2 million. For the six month period ended June 30, 2008, O&M expenses decreased $1.6 million compared to the same period in 2007, including a reduction of $2.8 million from the proceeds of an insurance settlement and lower other utility operating costs of $0.3 million, partially offset by increases in salary and benefit costs of $1.1 million, higher bad debt expenses of $0.2 million and all other expenses, net of $0.2 million.

Depreciation, Amortization, Taxes & Other expenses increased $0.1 million and $1.3 million in the three and six month periods ended June 30, 2008 compared to the same periods in 2007, primarily reflecting the amortization, in the first quarter of 2008, of $0.7 million of natural gas inventory carrying costs deferred under a previous regulatory ruling and higher depreciation on normal utility plant additions.

Interest Expense, Net decreased $0.1 million for the three month period ended June 30, 2008 compared to the same period in 2007. The decrease in the three month period reflects lower short term borrowings. For the six month period ended June 30, 2008, Interest Expense, Net increased $0.4 million compared to the same period in 2007, reflecting higher overall debt outstanding.

Also in the second quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.345 per share. This quarterly dividend results in a current effective annual dividend rate of $1.38 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2008 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s investment in Net Utility Plant increased by $7.3 million as of June 30, 2008 compared to June 30, 2007. This increase was due to capital expenditures related to UES’ and FG&E’s electric and gas distribution systems, including expenditures of approximately $1.2 million for the Company’s Advanced Metering Infrastructure (AMI) project.

Regulatory Assets decreased $31.1 million as of June 30, 2008 compared to June 30, 2007, primarily reflecting current year cost recoveries. A significant portion of this decrease is matched by a corresponding decrease of $19.9 million in Power Supply Contract Obligations. The remaining decrease primarily reflects lower levels of Regulatory Assets associated with deferred taxes and retirement benefit obligations as well as recoveries of deferred charges.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kilowatt (kWh) sales decreased 3.1% and 2.2% in the three and six month periods ended June 30, 2008, respectively compared to the same periods in 2007. Electric kWh sales to residential customers in the three and six month periods ended June 30, 2008 decreased 3.0% and 1.8%, respectively, compared to the same periods in 2007 while sales to C&I customers decreased 3.2% and 2.5%, respectively, in those periods compared to the same periods in 2007. The lower kWh sales in 2008 compared to 2007 were primarily driven by lower average usage by our customers reflecting a slowing economy and energy conservation.

The following table details total kWh sales for the three and six months ended June 30, 2008 and 2007 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Residential	147.5	152.0	(4.5)	(3.0%)	329.9	335.9	(6.0)	(1.8%)
Commercial / Industrial	254.0	262.5	(8.5)	(3.2%)	515.1	528.2	(13.1)	(2.5%)

Total	401.5	414.5	(13.0)	(3.1%)	845.0	864.1	(19.1)	(2.2%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2008 and 2007:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change(1)	2008	2007	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$25.9	$25.9	$—	—	$56.2	$58.6	$(2.4)	(2.1%)
Commercial / Industrial	26.1	25.8	0.3	0.6%	52.4	55.8	(3.4)	(3.0%)

Total Electric Operating Revenue	$52.0	$51.7	$0.3	0.6%	$108.6	$114.4	$(5.8)	(5.1%)

Cost of Electric Sales:
Purchased Electricity	$36.8	$36.3	$0.5	1.0%	$79.7	$84.5	$(4.8)	(4.3%)
Conservation & Load Management	0.8	1.0	(0.2)	(0.4%)	1.4	2.0	(0.6)	(0.5%)

Electric Sales Margin	$14.4	$14.4	$—	—	$27.5	$27.9	$(0.4)	(0.3%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues, increased by $0.3 million, or 0.6%, and decreased by $5.8 million, or 5.1%, in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The net increase in Total Electric Operating Revenues in the three month period reflects higher Purchased Electricity costs of $0.5 million partially offset by lower C&LM revenues of $0.2 million. The net decrease in Total Electric Operating Revenues in the six month period reflects lower Purchased Electricity costs of $4.8 million, lower C&LM revenues of $0.6 million and lower sales margin of $0.4 million.

Purchased Electricity and C&LM revenues increased a net $0.3 million, or 0.6%, and decreased $5.4 million, or 4.8%, of Total Electric Operating Revenues in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period primarily reflects higher electric commodity prices, partially offset by lower sales volumes. The decrease in the six month period reflects lower sales volumes, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin was flat in the three month period ended June 30, 2008 compared to the same period in 2007. For the six month period ended June 30, 2008, electric sales margin decreased $0.4 million compared to the same period in 2007. The decrease in electric sales margin primarily reflects lower sales volumes, partially offset by higher electric base rates, implemented in March of 2008.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas in the three and six month periods ended June 30, 2008 decreased 4.6% and 2.2%, respectively, compared to the same periods in 2007. Gas sales to residential customers in the three and six month periods ended June 30, 2008 decreased 8.7% and 4.2%, respectively, compared to the same periods in 2007 while sales to C&I customers decreased 2.4% and 0.9%, respectively, in those periods compared to the same periods in 2007. The decrease in gas sales in 2008 reflects a milder winter heating season this year and lower average usage by our customers reflecting a slowing economy and energy conservation.

The following table details total firm therm sales for the three and six months ended June 30, 2008 and 2007, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Residential	2.1	2.3	(0.2)	(8.7%)	6.9	7.2	(0.3)	(4.2%)
Commercial / Industrial	4.1	4.2	(0.1)	(2.4%)	10.9	11.0	(0.1)	(0.9%)

Total	6.2	6.5	(0.3)	(4.6%)	17.8	18.2	(0.4)	(2.2%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2008 and 2007:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change(1)	2008	2007	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$3.5	$3.6	$(0.1)	(1.6%)	$11.6	$11.7	$(0.1)	(0.4%)
Commercial / Industrial	3.1	2.8	0.3	4.7%	9.3	8.9	0.4	1.9%

Total Gas Operating Revenue	$6.6	$6.4	$0.2	3.1%	$20.9	$20.6	$0.3	1.5%

Cost of Gas Sales:
Purchased Gas	$3.9	$3.9	$—	—	$12.9	$13.7	$(0.8)	(3.8%)
Conservation & Load Management	0.1	0.1	—	—	0.1	0.1	—	—

Gas Sales Margin	$2.6	$2.4	$0.2	3.1%	$7.9	$6.8	$1.1	5.3%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $0.2 million, or 3.1%, and $0.3 million, or 1.5%, in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. Total Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and C&LM in Operating Expenses. The net increase in Total Gas Operating Revenues in the three month period reflects higher sales margin of $0.2 million. The net increase in Total Gas Operating Revenues in the six month period reflects higher sales margin of $1.1 million, partially offset by lower Purchased Gas costs of $0.8 million.

Purchased Gas and C&LM revenues were flat in the three month period ended June 30, 2008 compared to the same period in 2007 and decreased $0.8 million, or 3.8% of Total Gas Operating Revenues in the six month period ended June 30, 2008 compared to the same period in 2007. The decrease in the six month period reflects lower sales volumes and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by higher natural gas commodity prices. Purchased Gas revenues include the recovery of the cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $0.2 million and $1.1 million in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily reflecting higher gas base rates, implemented in November of 2007, partially offset by lower sales volumes.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2008 and 2007:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Other	$0.8	$0.9	$(0.1)	(11.1%)	$1.8	$1.8	—	—

Total Other Revenue	$0.8	$0.9	$(0.1)	(11.1%)	$1.8	$1.8	—	—

Total Other Revenue decreased $0.1 million, or 11.1% in the three month period ended June 30, 2008 compared to the same period in 2007. The decrease reflects lower revenues from the Company’s non-regulated energy brokering business, Usource. Total Other Revenues for the six month period ended June 30, 2008 were flat compared to the same period in 2007.

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity increased $0.5 million, or 1.4%, and decreased $4.8 million, or 5.7%, in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period primarily reflects higher electric commodity prices, partially offset by lower sales volumes. The decrease in the six month period reflects lower sales volumes, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas expenses were flat in the three month period ended June 30, 2008 compared to the same period in 2007 and decreased $0.8 million, or 5.8% in the six month period ended June 30, 2008 compared to the same period in 2007. The decrease in the six month period reflects lower sales volumes and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by higher natural gas commodity prices. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $0.2 million for the three month period ended June 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher salary and benefit costs of $0.4 million and higher bad debt expense of $0.1 million partially offset by lower utility operating costs of $0.1 million and lower professional fees and all other expenses of $0.2 million. For the six month period ended June 30, 2008, O&M expenses decreased $1.6 million compared to the same period in 2007, including a reduction of $2.8 million from the proceeds of an insurance settlement and lower other utility operating costs of $0.3 million, partially offset by increases in salary and benefit costs of $1.1 million, higher bad debt expenses of $0.2 million and all other expenses, net of $0.2 million.

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

Total C&LM expenses decreased $0.2 million, or 18.2% and $0.6 million, or 28.6%, in the three and six month periods ended June 30, 2008 compared to the same periods in 2007. These changes reflect the timing of spending on the implementation of Energy Efficiency programs. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased by $0.1 million, or 2.3% and $0.8 million, or 9.0% in the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period primarily reflects higher depreciation on normal utility plant additions, partially offset by lower amortization on computer systems. The increase in the six month period primarily reflects the amortization, in the first quarter of 2008, of $0.7 million of natural gas inventory carrying costs deferred under a previous regulatory ruling and higher depreciation on normal utility plant additions.

Local Property and Other Taxes – Local Property and Other Taxes in the three month period ended June 30, 2008 were flat compared to the same period in 2007 and increased by $0.2 million, or 6.9% in the six month period ended June 30, 2008 compared to the same period in 2007. This increase was due to higher property tax rates on increased property assessments and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $0.1 million in the three month period ended June 30, 2008 compared to the same period in 2007 reflecting lower pre-tax earnings. Federal and State Income Taxes were higher by $0.1 million in the six month period ended June 30, 2008 compared to the same period in 2007 reflecting higher pre-tax earnings.

Other Non-operating Expenses (Income)

Other Non-operating Expenses (Income) increased by less than $0.1 million and by $0.2 million in the three and six month periods ended June 30, 2008 compared to the same periods in 2007. The increase in the six month period reflects an adjustment of $0.1 million in conjunction with the Company’s recently approved electric base distribution rate increase in Massachusetts.

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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Interest Expense
Long-term Debt	$2.9	$2.8	$0.1	$5.7	$5.3	$0.4
Short-term Debt	0.1	0.3	(0.2)	0.4	0.7	(0.3)
Regulatory Liabilities	—	0.2	(0.2)	0.1	0.3	(0.2)

Subtotal Interest Expense	3.0	3.3	(0.3)	6.2	6.3	(0.1)

Interest Income
Regulatory Assets	(0.6)	(0.7)	0.1	(1.3)	(1.5)	0.2
AFUDC and Other	(0.1)	(0.2)	0.1	—	(0.3)	0.3

Subtotal Interest Income	(0.7)	(0.9)	0.2	(1.3)	(1.8)	0.5

Total Interest Expense, Net	$2.3	$2.4	$(0.1)	$4.9	$4.5	$0.4

Interest Expense, Net decreased $0.1 million for the three month period ended June 30, 2008 compared to the same period in 2007. The decrease in the three month period reflects lower short term interest expense. For the six month period ended June 30, 2008, Interest Expense, Net increased $0.4 million compared to the same period in 2007, reflecting higher overall debt outstanding. Interest expense on long-term borrowings increased in both the three and six month periods in 2008 compared to 2007 due to the issuance of new fixed rate long-term debt. On May 2, 2007, Unitil Corporation issued and sold $20 million of 6.33% Senior Long-Term Notes, due May 1, 2022, to institutional investors in the form of a private placement. The Company utilized the proceeds from the long-term Note financing to refinance existing short-term debt and for other corporate purposes of the Company’s principal utility subsidiaries. The resulting reduction in average daily short-term bank borrowings lowered short-term debt interest expense in both the three and six month periods in 2008 compared to 2007. An adjustment of $0.2 million in the first quarter of 2008 related to earnings on funds used for capital projects ordered in conjunction with the Company’s recently approved electric base distribution rate increase in Massachusetts and lower carrying charges earned on regulatory assets, which are adjusted periodically to reflect prevailing interest rates, also contributed to the increase in Interest Expense, Net in the six month period ended June 30, 2008 compared to the same period in 2007.

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

At June 30, 2008, Unitil had $37 million in unsecured revolving lines of credit through two banks. The Company had short-term debt outstanding through bank borrowings of $12.8 million and $9.5 million at June 30, 2008 and June 30, 2007, respectively. In addition, Unitil had approximately $4.3 million in cash at June 30, 2008.

On February 15, 2008, the Company entered into a Stock Purchase Agreement with NiSource and Bay State to acquire all of the outstanding stock of Northern Utilities, Inc. and Granite State Gas Transmission, Inc. The Company has a commitment letter to enter into a senior unsecured bridge facility, which may be used to finance this transaction. The Company anticipates either financing the initial acquisition or refinancing the bridge facility with the issuance of a combination of long-term debt and common equity securities.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to the duration of the contracts, which range from less than one month to two and one-half years. As of June 30, 2008, there were approximately $9.0 million of guarantees outstanding and the longest term guarantee extends through October 31, 2009.

The tables below summarize the major sources and uses of cash (in millions) for the three months ended June 30, 2008, compared to the same period in 2007.

Cash Provided by Operating Activities	$19.8	$17.0

Cash Provided by Operating Activities –Cash Provided by Operating Activities was $19.8 million during the six months ended June 30, 2008, an increase of $2.8 million over the comparable period in 2007. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes of $1.2 million, was $4.9 million higher in the first six months of 2008 compared to 2007. Working Capital related cash flows decreased by $0.6 million during the first six months of 2008 compared to the same period in 2007. Deferred Restructuring Charges provided $0.8 million in cash in the second quarter of 2008 compared to the same period in 2007. These charges were deferred in prior periods for collection in current rates. All other changes in operating activities were a net $2.3 million in uses of cash in the first six months of 2008 compared to 2007.

Cash (Used in) Investing Activities	$(10.2)	$(19.6)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $10.2 million for the six months ended June 30, 2008, a decrease in capital spending of $9.4 million over the comparable period in 2007. This is mainly due to the funding in 2007 and the completion in 2008 of the Company’s Advanced Metering Infrastructure (“AMI”) project. In the first six months of 2007, capital expenditures included approximately $5.4 million of cash outlays for investment in the AMI project. Capital expenditure projections are subject to changes during the fiscal year.

Cash Provided by (Used in) Financing Activities	$(9.9)	$0.2

Cash Provided by (Used in) Financing Activities - Cash (Used in) Financing Activities was $9.9 million in the three months ended June 30, 2008, reflecting an increase in the use of cash of $10.1 million over the comparable period in 2007. In the second quarter of 2007, Unitil received cash proceeds of $20.0 million from the issuance of Senior Long-term Notes, which was used to pay down Short-term Debt. As a result, the Company utilized an additional $10.5 million in short-term debt for the first six months of 2008 compared to the same period in 2007. All other cash flows used in other financing activities aggregated to a net $0.4 million increase in the first six months of 2008 over the comparable period in 2007.

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

Regulatory Assets consist of the following (millions)
	June 30,		December 31,
	2008	2007	2007
Power Supply Buyout Obligations	$62.7	$82.6	$72.7
Deferred Restructuring Costs	28.8	30.1	30.5
Generation-related Assets	1.2	2.1	1.6

Subtotal – Restructuring Related Items	92.7	114.8	104.8

Retirement Benefit Obligations	35.1	37.2	35.1
Income Taxes	13.8	18.3	14.6
Environmental Obligations	11.3	13.1	13.1
Other	3.3	3.9	2.9

Total Regulatory Assets	$156.2	$187.3	$170.5

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

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2008, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2008 and June 30, 2007 were 2.84% and 5.77%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2008 and June 30, 2007 were 3.40% and 5.77%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Electric	$52.0	$51.7	$108.6	$114.4
Gas	6.6	6.4	20.9	20.6
Other	0.8	0.9	1.8	1.8

Total Operating Revenues	59.4	59.0	131.3	136.8

Operating Expenses
Purchased Electricity	36.8	36.3	79.7	84.5
Purchased Gas	3.9	3.9	12.9	13.7
Operation and Maintenance	7.0	6.8	11.7	13.3
Conservation & Load Management	0.9	1.1	1.5	2.1
Depreciation and Amortization	4.5	4.4	9.7	8.9
Provisions for Taxes:
Local Property and Other	1.4	1.4	3.1	2.9
Federal and State Income	0.7	0.8	2.5	2.4

Total Operating Expenses	55.2	54.7	121.1	127.8

Operating Income	4.2	4.3	10.2	9.0
Non-Operating Expenses	0.2	0.1	0.3	0.1

Income Before Interest Expense	4.0	4.2	9.9	8.9
Interest Expense, Net	2.3	2.4	4.9	4.5

Net Income	1.7	1.8	5.0	4.4
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$1.6	$1.7	$4.9	$4.3

Average Common Shares Outstanding – Basic (000’s)	5,736	5,642	5,728	5,634
Average Common Shares Outstanding – Diluted (000’s)	5,741	5,663	5,733	5,653
Earnings Per Common Share (Basic and Diluted)	$0.28	$0.30	$0.85	$0.76
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED) June 30,		December 31,
	2008	2007	2007
ASSETS:

Utility Plant:
Electric	$272.8	$259.2	$266.2
Gas	69.8	64.6	67.8
Common	27.2	25.6	26.2
Construction Work in Progress	7.3	21.5	20.3

Total Utility Plant	377.1	370.9	380.5
Less: Accumulated Depreciation	126.0	127.1	131.6

Net Utility Plant	251.1	243.8	248.9

Current Assets:
Cash	4.3	2.2	4.6
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $1.3, $2.4 and $1.3	22.5	21.7	24.9
Accrued Revenue	14.2	9.0	12.7
Refundable Taxes	—	—	0.7
Materials and Supplies	3.9	3.3	4.5
Prepayments and Other	1.6	1.8	1.5

Total Current Assets	46.5	38.0	48.9

Noncurrent Assets:
Regulatory Assets	156.2	187.3	170.5
Debt Issuance Costs, net	2.7	2.8	2.8
Other Noncurrent Assets	7.1	1.9	3.5

Total Noncurrent Assets	166.0	192.0	176.8

TOTAL	$463.6	$473.8	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED) June 30,		December 31,
	2008	2007	2007
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$100.0	$96.9	$100.4
Preferred Stock, Non-Redeemable, Non-Cumulative	0.2	0.2	0.2
Preferred Stock, Redeemable, Cumulative	1.8	1.8	1.9
Long-Term Debt, Less Current Portion	159.4	160.0	159.6

Total Capitalization	261.4	258.9	262.1

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.3	0.4
Capitalized Leases, Current Portion	0.2	0.3	0.3
Short-Term Debt	12.8	9.5	18.8
Accounts Payable	18.2	15.1	17.6
Taxes Payable	0.1	2.4	—
Interest and Dividends Payable	3.9	3.8	1.9
Other Current Liabilities	4.6	4.1	5.1

Total Current Liabilities	40.2	35.5	44.1

Deferred Income Taxes	34.2	31.9	33.4

Noncurrent Liabilities:
Power Supply Contract Obligations	62.7	82.6	72.7
Retirement Benefit Obligations	51.0	51.3	48.2
Environmental Obligations	12.0	12.0	12.0
Capitalized Leases, Less Current Portion	0.4	0.5	0.5
Other Noncurrent Liabilities	1.7	1.1	1.6

Total Noncurrent Liabilities	127.8	147.5	135.0

TOTAL	$463.6	$473.8	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net Income	$5.0	$4.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	9.7	8.9
Deferred Taxes	1.2	(2.3)
Changes in Current Assets and Liabilities:
Accounts Receivable	2.4	0.8
Accrued Revenue	(1.5)	4.8
Accounts Payable	0.6	(4.7)
Taxes Payable	0.8	1.5
All other Current Assets and Liabilities	—	0.5
Deferred Restructuring Charges	1.7	0.9
Other, net	(0.1)	2.2

Cash Provided by Operating Activities	19.8	17.0

Investing Activities:
Property, Plant and Equipment Additions	(10.2)	(19.6)

Cash (Used in) Investing Activities	(10.2)	(19.6)

Financing Activities:
Proceeds From (Repayment of) Short-Term Debt, net	(6.0)	(16.5)
Proceeds From (Repayment of) Long-Term Debt	(0.2)	20.0
Dividends Paid	(4.0)	(4.0)
Issuance of Common Stock	0.5	0.5
Retirement of Preferred Stock	—	(0.1)
Other, net	(0.2)	0.3

Cash (Used in) Provided by Financing Activities	(9.9)	0.2

Net (Decrease) in Cash	(0.3)	(2.4)
Cash at Beginning of Period	4.6	4.6

Cash at End of Period	$4.3	$2.2

Supplemental Cash Flow Information:
Interest Paid	$6.1	$5.7
Income Taxes Paid	$0.5	$3.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 12, 2008, for a description of the Company’s Basis of Presentation.

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

Recently Issued Pronouncements – In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 162), effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company will adopt SFAS No. 162 when it is approved and does not expect it to have any impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Company adopted SFAS No. 161 and there was no impact on its financial statements.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. The Company adopted the sections of SFAS No. 157 which are effective for fiscal years beginning after November 15, 2007 and there was no additional impact on the Company’s Consolidated Financial Statements. The Company’s fixed rate long-term debt falls under the fair value reporting requirements of SFAS No. 157. Accordingly, the Company has estimated the fair value of its long-term debt as of June 30, 2008 based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (See Note 4). The Company does not expect that the adoption of the deferred sections of SFAS No. 157 will have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
06/19/08	08/15/08	08/01/08	$0.345
03/20/08	05/15/08	05/01/08	$ 0.345
01/17/08	02/15/08	02/01/08	$ 0.345
09/13/07	11/15/07	11/01/07	$ 0.345
06/21/07	08/15/07	08/01/07	$ 0.345
03/22/07	05/15/07	05/01/07	$ 0.345
01/18/07	02/15/07	02/01/07	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

During the first six months of 2008, the Company sold 14,889 shares of its Common Stock, at an average price of $27.76 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $413,000 were used to reduce short-term borrowings.

During the first six months of 2007, the Company sold 19,199 shares of its Common Stock, at an average price of $26.59 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $511,000 were used to reduce short-term borrowings.

Also, in the second quarter of 2008, the Company issued and sold 3,000 shares of its Common Stock, at an average price of $24.63 per share, in connection with the exercise of stock options under the Unitil Corporation 1998 Stock Option Plan (1998 Plan). Net proceeds of $73,875 were used by the Company to reduce short-term borrowings. As disclosed in Note 2 to the Company’s Form 10-K for the year ended December 31, 2007, the 1998 Plan became effective on December 11, 1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Compensation Committee of the Board of Directors, subject to plan limitations. All options granted under this plan vested over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company’s Common Stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than 10 years after the date on which they were granted. This plan was terminated on January 16, 2003. There was no compensation expense associated with this plan in 2008 and 2007. The plan will remain in effect solely for the purposes of the continued administration of all options currently outstanding under the plan. No further grants of options will be made under this plan. As of June 30, 2008, there are 104,000 options vested and exercisable outstanding.

The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 6, 2008, 15,540 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $445,998. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.2 million and $0.2 million for six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, there was approximately $1.0 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 2.8 years as the shares vest.

Details on preferred stock at June 30, 2008, June 30, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited) June 30,		December 31,
	2008	2007	2007
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.9
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.1

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at June 30, 2008, June 30, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited) June 30,		December 31,
	2008	2007	2007
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	4.8	5.3	5.0

Total Long-Term Debt	159.8	160.3	160.0
Less: Current Portion	0.4	0.3	0.4

Total Long-term Debt, Less Current Portion	$159.4	$160.0	$159.6

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at June 30, 2008 is estimated to be approximately $162 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2008 there are $9 million of guarantees outstanding and these guarantees extend through October 31, 2009. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2008 and June 30, 2007 (Millions):

Three Months Ended:	Electric	Gas	Other	Non- Regulated	Total

June 30, 2008
Revenues	$52.0	$6.6	$—	$0.8	$59.4
Segment Profit (Loss)	2.0	(0.3)	(0.1)	—	1.6
Capital Expenditures	5.4	0.2	0.1	—	5.7

June 30, 2007
Revenues	$51.7	$6.4	$—	$0.9	$59.0
Segment Profit (Loss)	2.0	(0.4)	—	0.1	1.7
Capital Expenditures	8.0	1.5	0.5	—	10.0

Six Months Ended:

June 30, 2008
Revenues	$108.6	$20.9	$—	$1.8	$131.3
Segment Profit (Loss)	2.5	2.5	(0.2)	0.1	4.9
Capital Expenditures	9.6	0.5	0.1	—	10.2
Segment Assets	326.2	108.5	27.9	1.0	463.6

June 30, 2007
Revenues	$114.4	$20.6	$—	$1.8	$136.8
Segment Profit (Loss)	3.4	0.7	0.1	0.1	4.3
Capital Expenditures	17.1	2.2	0.3	—	19.6
Segment Assets	339.5	110.6	22.6	1.1	473.8

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

FG&E – Electric Division – On December 3, 2007, FG&E submitted its annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan (the Annual Reconciliation Filing). The rates were approved effective January 1, 2008, subject to reconciliation pursuant to the MDPU’s investigation. On June 6, 2008, FG&E submitted a revised Transition Charge reducing the recovery of net costs associated with the sale of Wyman 4 by $36,762 pursuant to an agreement with the Attorney General. This matter remains pending before the MDPU.

FG&E – Other – On June 22, 2007, the MDPU opened an inquiry into revenue decoupling for gas and electric distribution utilities, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to administer and promote customer efforts to reduce energy consumption and demand or to install distributed generation to displace electricity delivered by the utility. On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for decoupling to be adopted by gas and electric distribution utilities on a going-forward basis. Company specific rate cases will be required. Lost base revenue recovery associated with incremental energy efficiency savings will be allowed through 2012 consistent with the MDPU’s expectation that, with limited exceptions, distribution companies will be operating under decoupling plans by year-end 2012. Within 45 days of this order, each distribution company must notify the MDPU of when the company expects to file a rate case to implement decoupling.

On July 2, 2008, Massachusetts Senate Bill No. 2768 (the “Green Communities Act”) was signed into law. The Green Communities Act is intended to increase energy efficiency, update the renewable energy portfolio standard, increase public oversight of utilities, increase service quality of power companies, assist low-income energy customers, and increase the use of renewable generation and energy efficiency products. The Act requires electric companies to boost investment in energy efficiency measures that reduce energy demand and deliver savings to customers; provides a new funding source for efficiency measures through the auction of pollution allowances by power plants through the Regional Greenhouse Gas Initiative; creates stronger incentives for the development of renewable energy, like wind and solar, by requiring 15 percent of electricity to be supplied by new green power facilities by 2020 and establishing a pilot program for utilities to enter into long-term contracts with renewable energy projects; expressly authorizes cities and towns to own renewable energy facilities; and encourages green building design through updated codes, training and assistance. The MDPU is expected to initiate regulatory proceedings to implement various sections of the Act. The impact of any new measures to be required of FG&E in compliance with the Act cannot be estimated at this time.

UES –In July, 2008, the State of New Hampshire passed a law that allows electric utilities to make investments in distributed energy resources including energy efficiency and demand reduction technologies as well as clean cogeneration and renewable generation. In June, 2008, The State of New Hampshire also passed a law approving state participation in the Regional Greenhouse Gas Initiative (“RGGI”). The RGGI program begins in 2009 and requires large electric generators in the 10-state northeast region to purchase allowances for their carbon emissions. These allowances are being sold through a regional auction process and the funds will be used by the states for investments in energy efficiency and alternative energy.

On March 14, 2008, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective May 1, 2008, including reconciliation of prior year costs and revenues, power supply and power supply-related stranded costs. The filing was approved on April 23, 2008. On July 9, 2008, UES proposed an increase to its External Delivery Charge, effective September 1, 2008, reflecting higher transmission costs.

On June 22, 2007, the NHPUC issued an order in its investigation into implementation of the federal Energy Policy Act of 2005 regarding the adoption of standards for time-based metering and interconnection. On August 31, 2007, the NHPUC issued an order on motion for rehearing, staying the June 22, 2007 order pending hearing and reconsideration of the issues. An order following rehearing was issued on January 22, 2008 finding that it is appropriate to implement some form of time-based metering standards and ordering that the details, including cost-benefit analyses, form of rate design, time of implementation and applicable customer classes shall be determined in separate proceedings to be initiated by the Commission.

On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. This matter remains pending before the NHPUC.

Acquisition of Northern Utilities Inc. and Granite State Gas Transmission, Inc. – On February 15, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with NiSource Inc. (NiSource) and Bay Sate Gas Company (Bay State, which is a wholly owned utility subsidiary of NiSource), to acquire all of the outstanding stock of Northern Utilities, Inc. (Northern), and Granite State Gas Transmission, Inc. (Granite) for $160 million in cash, which amount is subject to a working capital adjustment. The transaction is expected to be financed by newly issued common stock and debt. The Company has a commitment letter to enter into a senior unsecured bridge facility, which may be used to finance this transaction on an interim basis until permanent financing is completed.

On March 31, 2008, Unitil filed joint petitions with Nisource and BaySate along with supporting testimony with the Maine Public Utilities Commission and the New Hampshire Public Utilities Commission requesting approval of the acquisitions. The requests for approval are under active consideration and remain pending. As of June 30, 2008, the Company has deferred $3.4 million of transaction costs associated with the acquisition. The transaction is expected to close by the fourth quarter of 2008, subject to approval by the state commissions and review by certain federal agencies.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2008, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at June 30, 2008, in Environmental Obligations is $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant site at Sawyer Passway, located in Fitchburg, Massachusetts. A corresponding regulatory asset was recorded to reflect the future rate recovery of these costs. As noted above, please refer to Note 5 to the financial statements in Item 8 of Part II of the Company’s Form 10-K for December 31, 2007 for additional information. The Company received an insurance settlement during the first quarter of 2008 associated with environmental remediation costs. Any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers.

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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) – The SERP is an unfunded retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2008	2007
Used to Determine Plan Costs
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	9.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2016

	2008	2007
Used to Determine Benefit Obligations:
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2016

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2008	2007	2008	2007	2008	2007
Service Cost	$488	$492	$355	$358	$37	$41
Interest Cost	943	834	559	514	31	29
Expected Return on Plan Assets	(1,094)	(1,050)	(82)	(61)	—	—
Prior Service Cost Amortization	27	27	341	340	—	—
Transition Obligation Amortization	—	—	6	5	—	—
Actuarial Loss Amortization	319	336	—	17	6	11

Sub-total	683	639	1,179	1,173	74	81
Amounts Capitalized and Deferred	(246)	(219)	(513)	(504)	—	—

Net Periodic Benefit Cost Recognized	$437	$420	$666	$669	$74	$81

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007
Service Cost	$976	$984	$710	$715	$74	$82
Interest Cost	1,887	1,669	1,118	1,028	63	59
Expected Return on Plan Assets	(2,187)	(2,097)	(163)	(122)	—	—
Prior Service Cost Amortization	54	53	681	679	—	(1)
Transition Obligation Amortization	—	—	11	11	—	—
Actuarial Loss Amortization	638	672	—	35	12	22

Sub-total	1,368	1,281	2,357	2,346	149	162
Amounts Capitalized and Deferred	(447)	(436)	(952)	(1,017)	—	—

Net Periodic Benefit Cost Recognized	$921	$845	$1,405	$1,329	$149	$162

Employer Contributions

On August 17, 2006, the Pension Protection Act of 006 (PPA) was signed into law. Included in the PPA are new minimum funding rules which will go into effect for plan years beginning in 2008. The funding target will be 100% of a plan’s liability with any shortfall amortized over seven years, with lower (92% - 100%) funding targets available to well-funded plans during the transition period. The Company expects to contribute approximately $2.8 million to fund its Pension Plan in 2008.

As of June 30, 2008, the Company had made $1.0 million and $33,000 of contributions to the PBOP and SERP Plans, respectively, in 2008. The Company presently anticipates contributing an additional $1.5 million and $26,000 to the PBOP and SERP Plans, respectively, in 2008.

NOTE 9: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2007, and at each interim reporting date in the period ended June 30, 2008 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2004; December 31, 2005; and December 31, 2006. Income tax filings for the year ended December 31, 2007 have been extended and are due September 15, 2008. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of earnings or accrued on the balance sheets.

NOTE 10: SUBSEQUENT EVENT – DEFINITIVE PROXY STATEMENT

On July 29, 2008, the Company filed a Definitive Proxy Statement (Proxy) with the SEC and subsequently mailed the Proxy to the Company’s shareholders. The Proxy served as notification that a special meeting of the Company’s shareholders will be held at the office of the Company on September 10, 2008 to approve and adopt an amendment to the Company’s Articles of Incorporation, as amended, to increase the authorized number of shares of common stock, no par value per share, of the Company from 8,000,000 shares to 16,000,000 shares in the aggregate and to act on such other matters that may come before the meeting and any adjournments.

The Company intends to sell and issue up to 4,000,000 shares of Common Stock in a public offering to partially finance the proposed acquisition by the Company of Northern Utilities, Inc. and Granite State Gas Transmission, Inc., as discussed above in Note 6.

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

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. Certain specific matters are discussed in Notes 6 and 7 to the Unaudited Consolidated Financial Statements. In the opinion of Management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on February 12, 2008, other than the risks associated with the Company’s recently announced acquisition of Northern and Granite, as discussed in the Cautionary Statement section of Part I, Item 2 of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2008.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/08 – 4/30/08	—	—	—	n/a
5/1/08 – 5/31/08	396	$27.68	396	n/a
6/1/08 – 6/30/08	—	—	—	n/a

Total	396	$27.68	396	n/a

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 7, 2008	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: August 7, 2008	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer