Form 10-Q
period 2008-09-30
UNITIL CORP
filed 2008-10-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2008

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

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2008
Common Stock, No par value	5,781,749 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil’s principal business is the retail distribution of electricity and natural gas through two utility subsidiaries: Unitil Energy System’s Inc. (UES) and Fitchburg Gas and Electric Light Company (FG&E). UES is an electric utility with a service territory in the southeastern seacoast and state capital regions of New Hampshire. FG&E is a combination gas and electric utility with a service territory in the greater Fitchburg area of north central Massachusetts.

Unitil’s two retail distribution utilities serve approximately 100,000 electric customers and 15,100 natural gas customers in their franchise areas. The retail distribution utilities are pure distribution utilities with a combined investment in net utility plant of $256.0 million at September 30, 2008. Substantially all of Unitil’s revenue and earnings are derived from its regulated utility operations.

Unitil also conducts non-regulated operations principally through its Usource™ (Usource) subsidiary. Usource provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. Unitil’s other subsidiaries include Unitil Service and Unitil Realty, which provide centralized facilities, management and administrative services to Unitil’s affiliated companies. Unitil’s consolidated net income includes the earnings of the holding company and all of its subsidiaries.

On February 15, 2008, the Company entered into a Stock Purchase Agreement with NiSource, Inc. (NiSource) and Bay State Gas Company (Bay State, which is a wholly owned utility subsidiary of NiSource), to acquire all of the outstanding stock of Northern Utilities, Inc. (Northern), and Granite State Gas Transmission, Inc. (Granite) for $160 million in cash, which amount is subject to a working capital adjustment. The transaction is expected to be financed initially with proceeds from newly issued common stock together with a bridge credit facility. In the event that the equity offering is delayed until after the transaction closes, the Company may initially finance the transaction entirely with the bridge facility. The Company expects to repay the bridge facility as soon as practical after the transaction closes using the proceeds from the issuance of notes and newly issued common stock.

On March 31, 2008, Unitil and Northern filed joint petitions and supporting testimony with the Maine Public Utilities Commission (MPUC) and the New Hampshire Public Utilities Commission (NHPUC) requesting approval of the acquisitions. Subsequently, on May 30, 2008, Unitil and Northern filed joint petitions before both the NHPUC and MPUC requesting authority for Northern to issue unsecured long term debt to finance the acquisition of Northern by Unitil. In August, 2008, unopposed stipulation agreements resolving all outstanding issues and recommending approval of the acquisition and the financing petitions were filed with the MPUC and the NHPUC on behalf of Unitil, Northern and the active parties to the respective Maine and New Hampshire proceedings.

On October 10, 2008, the NHPUC issued orders approving the stipulation agreement and the financing petition, and authorizing the acquisition of Northern by Unitil.

On October 6, 2008, the MPUC publicly deliberated the matter and voted to approve the joint petition and stipulation agreement with conditions, subject to its issuance of a final written order. On October 22, 2008, the MPUC issued its written order approving the stipulation agreement and authorizing the acquisition of Northern by Unitil, subject to several conditions. Based on its review of the written order, Unitil expects to file along with Northern, a motion for reconsideration of the order on narrow grounds requesting clarification and/or modification of conditions of approval contained in the order. These conditions would potentially contravene the allocation of risks agreed to by the parties in the stipulation agreement and underlying Stock Purchase Agreement with regard to several pending regulatory safety and compliance proceedings involving Northern. At this time, Unitil can not predict what changes, if any, the MPUC’s reconsideration and continued deliberation of this matter will have on its order or the unopposed stipulation agreement of the parties in this proceeding.

As a result of statutory changes in Massachusetts (see discussion of “Green Communities Act” in Note 6), on August 13, 2008, Unitil and Bay State also filed a joint petition with the MDPU requesting an advisory ruling that Massachusetts law is not applicable to the proposed transaction, or, in the alternative, that it approve the transaction as consistent with the public interest. The Massachusetts Attorney General has asserted that Massachusetts law grants the MDPU jurisdiction to review the transaction, and argues that Bay State’s customers will be harmed by the sale. Unitil and Bay State dispute the Attorney General’s assertions. On October 1, 2008, a hearing on the joint petition was held before the MDPU, and on October 10 and October 17 the Parties to the proceeding filed their Initial and Reply Briefs, respectively. The Company has requested a final order from the MDPU on or before November 3, 2008, to allow the Company to proceed with the financing and closing of the transaction in the fourth quarter of 2008. The joint petition remains under active consideration by the MDPU.

Northern’s principal business is the retail distribution of natural gas to approximately 52,000 customers located in 44 coastal New Hampshire and southern Maine communities. Portions of Northern’s natural gas service territory are contiguous and overlapping with Unitil’s electric distribution service territory in New Hampshire. Granite is a natural gas transmission company, principally engaged in the business of providing natural gas transportation services to Northern for its access to natural gas supply from interconnected upstream pipelines.

Consummation of the acquisitions is subject to various closing conditions, including but not limited to the receipt of the requisite regulatory approvals from state public utility commissions, noted above, from the Federal Communications Commission and clearance under federal antitrust regulations, which was received in May of 2008. It is currently anticipated that the acquisition will be consummated in the fourth quarter of 2008. However, no assurance can be given that the acquisition will close at that time, or at all.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s Common Stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s Common Stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company expects to issue and sell up to 4,000,000 shares in a public offering to partially finance the acquisition of Northern and Granite, discussed above.

On September 12, 2008, the Company priced the anticipated sale and issuance of $80.0 million aggregate principal amount of senior unsecured notes by Northern and $10.0 million aggregate principal amount of senior unsecured notes by Granite, subject to the conditions discussed below. The notes consist of:

(i)	$30.0 million aggregate principal amount of 6.95% senior unsecured notes of Northern, which are due in 2018;

(ii)	$50.0 million aggregate principal amount of 7.72% senior unsecured notes of Northern, which are due in 2038; and

(iii)	$10.0 million aggregate principal amount of 7.15% senior unsecured notes of Granite, which are due in 2018.

The Company agreed to guarantee the payment of principal and interest on the Granite notes.

The Company expects to (i) finance its acquisition of Northern and Granite using the proceeds from a sale and issuance of common stock and a bridge credit facility and (ii) use the proceeds from the sale and issuance of the notes to repay all amounts outstanding under the bridge credit facility. In the event that the sale and issuance of common stock is delayed until after the acquisitions close, the Company may finance the acquisitions entirely with the bridge credit facility. Under those circumstances, the Company expects to repay the bridge facility as soon as practical after the acquisitions close using the proceeds from the issuance of notes and from the sale and issuance of common stock.

The foregoing is not intended to, and does not, constitute an offering of the Northern or Granite notes described above. The sale and issuance of such notes (i) is subject to the execution of definitive note purchase agreements by Northern, Granite and the prospective purchasers of the notes as well as receipt of certain regulatory approvals and satisfaction of closing conditions, including the closing of the acquisitions, (ii) will not be, and has not been, registered under the Securities Act of 1933 and the notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and (iii) is not conditioned upon the closing of the offering of the Company’s common stock, as described above. The Company has received the required regulatory approvals from the NHPUC and MPUC for these debt issuances.

As of August 21, 2008 the Company’s Common Stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s Common Stock trades under the symbol, “UTL”.

RATES AND REGULATION

Unitil’s utility operations related to wholesale and interstate business activities are regulated by the Federal Energy Regulatory Commission (FERC). The retail distribution utilities, UES and FG&E, are subject to regulation by the NHPUC and the MDPU, formerly the Massachusetts Department of Telecommunications and Energy, respectively, in regards to their rates, issuance of securities and other accounting and operational matters. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position. Following the closing of the acquisitions, Northern will continue to be regulated by the NHPUC and MPUC. Granite, as an interstate natural gas pipeline, will continue to be regulated by the FERC.

Unitil’s retail distribution utilities have the franchise to deliver electricity and/or natural gas to all customers in their service territories, at rates established under traditional cost of service regulation. Under this regulatory structure, UES and FG&E recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets.

As a result of the implementation of retail choice in New Hampshire and Massachusetts, Unitil’s customers are free to contract for their supply of electricity with third-party suppliers. The retail distribution utilities provide for the delivery of that supply of electricity over their distribution systems at regulated rates. Both UES and FG&E continue to provide basic or default electric supply service to those customers who do not obtain their supply from third-party suppliers, as a provider of last resort. The costs associated with electricity supplied by the Company are recovered on a pass-through basis under rates that are adjusted periodically during the year.

As a result of the introduction of retail choice for all natural gas customers in Massachusetts, FG&E’s customers are free to contract for their supply of natural gas with third-party suppliers. FG&E provides for the delivery of that gas supply over its gas distribution system at regulated rates and continues to provide natural gas supply services to those customers who do not obtain their supply from third-party suppliers. The costs associated with natural gas supplied by FG&E are recovered on a pass-through basis under rates that are adjusted periodically during the year.

The NHPUC and MPUC have both announced their approval of Unitil’s proposed acquisition of Northern. Regulatory approval for the acquisition is now pending in Massachusetts. The regulatory process in both Maine and New Hampshire included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern’s rates, customer service and operations and for enhanced safety and reliability programs.

The settlement agreements were separately negotiated and filed in each state but reflect a number of common features. The settlements include commitments by Unitil with respect to Northern’s rates, customer service and operations during and after the transition of Northern’s management and business operations from NiSource, Northern’s current ultimate parent company, to Unitil. Northern will be required to implement enhanced safety and reliability programs and upgrade the customer service quality programs for customers in both states. Unitil will also be required to conduct a study in collaboration with parties in both states of potential changes in organization or regulation of Granite.

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

•

General economic conditions, including recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally and could jeopardize certain of our counterparty obligations, including those of our insurers and financial institutions;

•	Fluctuations in supply, demand, transmission capacity and prices for energy commodities;

•	Increased competition;

•	Customers’ future performance under multi-year energy brokering contracts; and

•	Risks associated with the acquisition of Northern and Granite, discussed above, include:

•	Successful integration of the acquired business into the Company;

•	Receipt of regulatory approval of the transaction and subsequent rate plan;

•	Conditions imposed on the Company under regulator orders related to the acquisition;

•	Ability to finance transaction at reasonable terms; and

•	Acquisition costs expended for banker fees, legal fees and other acquisition related expenses would adversely affect the Company’s financial condition if the acquisition is not completed.

Many of these risks are beyond the Company’s control. Any forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict all of these factors, nor can the Company assess the impact of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on February 12, 2008, other than the risks disclosed above associated with the acquisition of Northern and Granite and the risks associated with the recent distress in the financial markets.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2008 and September 30, 2007 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Item 1 of this report.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $1.5 million for the third quarter of 2008, compared to net income of $1.6 million for the third quarter of 2007. Earnings per common share (EPS) were $0.27 for the three months ended September 30, 2008 compared with $0.28 in the third quarter of 2007. Earnings for the third quarter of 2008 reflect higher operating expenses and interest expense in the quarter offset by higher electric and gas utility sales margins. For the nine months ended September 30, EPS were $1.12 for 2008 compared to $1.04 for 2007, an increase of $0.08 per share, or 8%.

The following table presents the significant items (discussed below) contributing to the change in earnings per share in the three and nine month periods ended September 30, 2008:

2008 Earnings Per Share vs. 2007
		Period Ended September 30,
		QTD	YTD
	2007	$0.28	$1.04
Electric Sales Margin		0.01	(0.03)
Gas Sales Margin		0.03	0.15
Usource Sales Margin		0.01	0.01
Operation & Maintenance Expense		(0.05)	0.12
Depreciation, Amortization & Other		—	(0.12)
Interest Expense, Net		(0.01)	(0.05)

	2008	$0.27	$1.12

Unitil’s total electric kilowatt-hour (kWh) sales decreased 2.0% and 2.1% in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. Natural gas sales in the three month period ended September 30, 2008 increased 5.7% compared to the same period in 2007 and decreased 0.5% in the nine month period ended September 30, 2008 compared to the same period in 2007. The lower kWh sales in 2008 compared to 2007 reflect milder summer weather in 2008 and lower average usage by the Company’s customers reflecting a slowing economy and energy conservation. The increased natural gas sales in the three month period reflect increased consumption by Commercial and Industrial (C&I) customers for production operations. The lower natural gas sales in the nine month period reflect a milder winter heating season earlier this year and lower average usage by the Company’s customers reflecting a slowing economy and energy conservation.

Electric sales margin increased $0.1 million in the three month period ended September 30, 2008 compared to the same period in 2007, reflecting higher electric base rates partially offset by lower sales volumes. For the nine month period ended September 30, 2008, electric sales margin decreased $0.3 million compared to the same period in 2007. The decrease in electric sales margin in the nine month period primarily reflects lower sales volumes, partially offset by higher electric base rates, implemented in March of 2008.

Gas sales margin increased $0.2 million and $1.3 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period reflects gas base rates implemented in November 2007 and higher natural gas sales to C&I customers. The increased sales margin in the nine month period reflects higher rates, partially offset by lower sales.

Usource revenues increased by $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 reflecting higher revenues from energy brokering.

Operation & Maintenance (O&M) expenses increased $0.5 million for the three month period ended September 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher salary and benefit costs of $0.3 million, higher bad debt expenses of $0.2 million and higher utility operating costs of $0.2 million, partially offset by lower professional fees of $0.2 million. For the nine month period ended September 30, 2008, O&M expenses decreased $1.1 million compared to the same period in 2007, including a reduction of $2.8 million from the proceeds of an insurance settlement, lower utility operating costs of $0.1 million and lower professional fees of $0.1 million, partially offset by increases in salary and benefit costs of $1.5 million and higher bad debt expenses of $0.4 million.

Depreciation, Amortization & Other expenses decreased $0.1 million in the three month period ended September 30, 2008, reflecting lower amortization of information systems related costs and lower income tax expense in the current quarter compared to the same period in 2007, partially offset by higher depreciation on normal utility plant additions. For the nine month period ended September 30, 2008, Depreciation, Amortization & Other expenses increased $1.2 million, primarily reflecting the amortization, in the first quarter of 2008, of $0.7 million of natural gas inventory carrying costs deferred under a previous regulatory ruling and higher depreciation on normal utility plant additions.

Interest Expense, Net increased $0.1 million and $0.5 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, reflecting higher overall debt outstanding.

Also in the third quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.345 per share. This quarterly dividend results in a current effective annual dividend rate of $1.38 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2008 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s investment in Net Utility Plant increased by $9.4 million as of September 30, 2008 compared to September 30, 2007. This increase was due to capital expenditures related to UES’ and FG&E’s electric and gas distribution systems, including expenditures of approximately $0.5 million for the Company’s Advanced Metering Infrastructure (AMI) project, which was substantially completed in the first quarter of 2008.

Regulatory Assets decreased by $30.5 million as of September 30, 2008 compared to September 30, 2007, primarily reflecting current year cost recoveries. A significant portion of this decrease is matched by a corresponding decrease of $20.0 million in Power Supply Contract Obligations. The remaining decrease primarily reflects lower levels of Regulatory Assets associated with retirement benefit obligations as well as recoveries of deferred charges (See “Regulatory Accounting” section of “Critical Accounting Policies”).

Other Noncurrent Assets increased by $6.8 million as of September 30, 2008 compared to September 30, 2007, including the deferral of $3.9 million of transaction costs and $0.6 million of financing costs in connection with the Company’s pending acquisition of Northern and Granite, discussed above, $1.6 million of pre-acquisition information system development costs and $0.7 million of other items unrelated to the acquisition.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 2.0% and 2.1% in the three and nine month periods ended September 30, 2008, respectively compared to the same periods in 2007. Electric kWh sales to residential customers in the three and nine month periods ended September 30, 2008 decreased 1.9% and 1.8%, respectively, compared to the same periods in 2007 while sales to C&I customers decreased 2.0% and 2.3%, respectively, in those periods compared to the same periods in 2007. The lower electric kWh sales in 2008 compared to 2007 were driven by lower average usage per customer reflecting milder summer temperatures, a slowing economy and energy conservation.

The following table details total electric kWh sales for the three and nine months ended September 30, 2008 and 2007 by major customer class:

Electric kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Residential	176.3	179.7	(3.4)	(1.9%)	506.2	515.6	(9.4)	(1.8%)
Commercial / Industrial	279.4	285.1	(5.7)	(2.0%)	794.5	813.2	(18.7)	(2.3%)

Total	455.7	464.8	(9.1)	(2.0%)	1,300.7	1,328.8	(28.1)	(2.1%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2008 and 2007:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change(1)	2008	2007	$ Change	% Change(1)
Electric Operating Revenues:
Residential	$30.9	$28.6	$2.3	4.0%	$87.0	$87.2	$(0.2)	(0.1%)
Commercial / Industrial	32.7	28.3	4.4	7.8%	85.2	84.1	1.1	0.6%

Total Electric Operating Revenues	$63.6	$56.9	$6.7	11.8%	$172.2	$171.3	$0.9	0.5%

Cost of Electric Sales:
Purchased Electricity	$48.7	$41.9	$6.8	12.0%	$128.4	$126.4	$2.0	1.2%
Conservation & Load Management	0.6	0.8	(0.2)	(0.4%)	2.0	2.8	(0.8)	(0.5%)

Electric Sales Margin	$14.3	$14.2	$0.1	0.2%	$41.8	$42.1	$(0.3)	(0.2%)

(1)	Represents change as a percent of Total Electric Operating Revenues.

Total Electric Operating Revenues, increased by $6.7 million, or 11.8%, and $0.9 million, or 0.5%, in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and Conservation & Load Management (C&LM) in Operating Expenses. The net increase in Total Electric Operating Revenues in the three month period reflects higher Purchased Electricity costs of $6.8 million and higher sales margin of $0.1 million, partially offset by lower C&LM revenues of $0.2 million. The net increase in Total Electric Operating Revenues in the nine month period reflects higher Purchased Electricity costs of $2.0 million, lower C&LM revenues of $0.8 million and lower sales margin of $0.3 million.

Purchased Electricity and C&LM revenues increased a net $6.6 million, or 11.6%, and $1.2 million, or 0.7%, of Total Electric Operating Revenues in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period primarily reflects higher electric commodity prices, partially offset by lower sales volumes. The increase in the nine month period reflects higher electric commodity prices, largely offset by lower sales volumes and lower spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $0.1 million in the three month period ended September 30, 2008 compared to the same period in 2007, reflecting higher electric base rates partially offset by lower sales volumes. For the nine month period ended September 30, 2008, electric sales margin decreased $0.3 million compared to the same period in 2007. The decrease in electric sales margin in the nine month period primarily reflects lower sales volumes, partially offset by higher electric base rates, implemented in March of 2008. Total electric kWh sales decreased 2.0% and 2.1% in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007, driven by lower average usage per customer reflecting a slowing economy and energy conservation.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 5.7% in the three month period ended September 30, 2008 compared to the same period in 2007. Gas sales to residential customers in the three month period ended September 30, 2008 were flat compared to the same period in 2007 while sales to C&I customers increased 7.1% in that period compared to the same period in 2007. The increase in gas sales to C&I customers in the three month period reflects increased usage of natural gas in their production operations.

Total therm sales of natural gas in the nine month period ended September 30, 2008 decreased 0.5% compared to the same period in 2007. Gas sales to residential customers in the nine month period ended September 30, 2008 decreased 2.5% compared to the same period in 2007 while sales to C&I customers increased 0.7% in that period compared to the same period in 2007. The lower sales to residential customers in 2008 reflects a milder winter heating season earlier this year and lower average usage by our customers reflecting a slowing economy and energy conservation. The increase in gas sales to C&I customers in the nine month period reflects increased usage of natural gas in those customers’ production operations.

The following table details total therm sales for the three and nine months ended September 30, 2008 and 2007 by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Change	% Change	2008	2007	Change	% Change
Residential	0.7	0.7	—	—	7.7	7.9	(0.2)	(2.5%)
Commercial / Industrial	3.0	2.8	0.2	7.1%	13.9	13.8	0.1	0.7%

Total	3.7	3.5	0.2	5.7%	21.6	21.7	(0.1)	(0.5%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2008 and 2007:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change(1)	2008	2007	$ Change	% Change(1)
Gas Operating Revenues:
Residential	$2.1	$1.8	$0.3	7.7%	$13.7	$13.6	$0.1	0.4%
Commercial / Industrial	2.3	2.1	0.2	5.1%	11.6	10.9	0.7	2.9%

Total Gas Operating Revenues	$4.4	$3.9	$0.5	12.8%	$25.3	$24.5	$0.8	3.3%

Cost of Gas Sales:
Purchased Gas	$2.4	$2.1	$0.3	7.7%	$15.3	$15.8	$(0.5)	(2.0%)
Conservation & Load Management	—	—	—	—	0.1	0.1	—	—

Gas Sales Margin	$2.0	$1.8	$0.2	5.1%	$9.9	$8.6	$1.3	5.3%

(1)	Represents change as a percent of Total Gas Operating Revenues.

Total Gas Operating Revenues increased $0.5 million, or 12.8%, and $0.8 million, or 3.3%, in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. Total Gas Operating Revenues include the recovery of the cost of gas sales, which are recorded as Purchased Gas and C&LM in Operating Expenses. The net increase in Total Gas Operating Revenues in the three month period reflects higher Purchased Gas costs of $0.3 million and higher gas sales margin of $0.2 million. The net increase in Total Gas Operating Revenues in the nine month period reflects higher gas sales margin of $1.3 million, partially offset by lower Purchased Gas costs of $0.5 million.

Purchased Gas and C&LM revenues increased by $0.3 million, or 7.7% of Total Gas Operating Revenues in the three month period ended September 30, 2008 compared to the same period in 2007 and decreased $0.5 million, or 2.0% of Total Gas Operating Revenues in the nine month period ended September 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher sales volumes and higher natural gas commodity prices. The decrease in the nine month period reflects lower sales volumes and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by higher natural gas commodity prices. Purchased Gas revenues include the recovery of the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements as well as other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Gas sales margin increased $0.2 million and $1.3 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period reflects gas base rates implemented in November 2007 and higher natural gas sales to C&I customers. The increased gas sales margin in the nine month period reflects higher rates, partially offset by lower sales.

Other Operating Revenue

The following table details total Other Operating Revenue for the three and nine months ended September 30, 2008 and 2007:

Other Operating Revenue (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	$ Change	% Change	2008	2007	$ Change	% Change
Other Operating Revenue	$1.1	$1.0	$0.1	10.0%	$2.9	$2.8	$0.1	3.6%

Total Other Operating Revenue	$1.1	$1.0	$0.1	10.0%	$2.9	$2.8	$0.1	3.6%

Total Other Operating Revenue increased by $0.1 million, or 10.0%, and $0.1 million, or 3.6%, in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007. These increases reflect higher revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity increased $6.8 million, or 16.2%, and $2.0 million, or 1.6%, in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. These increases reflect higher electric commodity prices, partially offset by lower sales volumes. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas expenses increased by $0.3 million, or 14.3%, in the three month period ended September 30, 2008 compared to the same period in 2007 and decreased $0.5 million, or 3.2% in the nine month period ended September 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher sales volumes and higher natural gas commodity prices. The decrease in the nine month period reflects lower sales volumes and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by higher natural gas commodity prices. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. O&M expenses increased $0.5 million for the three month period ended September 30, 2008 compared to the same period in 2007. The increase in the three month period reflects higher salary and benefit costs of $0.3 million, higher bad debt expenses of $0.2 million and higher utility operating costs of $0.2 million, partially offset by lower professional fees of $0.2 million. For the nine month period ended September 30, 2008, O&M expenses decreased $1.1 million compared to the same period in 2007, including a reduction of $2.8 million from the proceeds of an insurance settlement, lower utility operating costs of $0.1 million and lower professional fees of $0.1 million, partially offset by increases in salary and benefit costs of $1.5 million and higher bad debt expenses of $0.4 million.

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

Total C&LM expenses decreased $0.2 million, or 25.0% and $0.8 million, or 27.6%, in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007. These changes reflect the timing of spending on the implementation of Energy Efficiency programs. These costs are collected from customers on a pass through basis and therefore, fluctuations in program costs have no impact on Net Income.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased by $0.1 million, or 2.2% and $0.9 million, or 6.7% in the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the three month period primarily reflects higher depreciation on normal utility plant additions, partially offset by lower amortization of information systems related costs. The increase in the nine month period primarily reflects the amortization, in the first quarter of 2008, of $0.7 million of natural gas inventory carrying costs deferred under a previous regulatory ruling and higher depreciation on normal utility plant additions.

Local Property and Other Taxes – Local Property and Other Taxes increased by $0.1 million, or 7.7% and by $0.3 million, or 7.1% in the three and nine month periods ended September 30, 2008 compared to the same periods in 2007. These increases were due to higher property tax rates on increased property assessments and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $0.3 million in the three month period ended September 30, 2008 compared to the same period in 2007 reflecting lower pre-tax earnings and a lower effective tax rate year over year due to the recognition of higher permanent book/tax differences, including higher tax credits and prior year tax return true-up adjustments, in the third quarter of 2008. Federal and State Income Taxes were lower by $0.2 million in the nine month period ended September 30, 2008 compared to the same period in 2007 reflecting a lower effective tax rate year over year due to the same items discussed above.

Other Non-operating Expenses

Other Non-operating Expenses were flat in the three month period ended September 30, 2008 compared to the same period in 2007 and increased by $0.2 million in the nine month period ended September 30, 2008 compared to the same period in 2007. The increase in the nine month period reflects an adjustment of $0.1 million in conjunction with the Company’s electric base distribution rate increase in Massachusetts which was implemented in March, 2008.

Interest Expense, Net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. Certain reconciling rate mechanisms used by the Company’s retail distribution utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Interest Expense
Long-term Debt	$2.9	$2.9	$—	$8.6	$8.2	$0.4
Short-term Debt	0.1	0.1	—	0.5	0.8	(0.3)
Regulatory Liabilities	—	0.1	(0.1)	0.1	0.4	(0.3)

Subtotal Interest Expense	3.0	3.1	(0.1)	9.2	9.4	(0.2)

Interest Income
Regulatory Assets	(0.6)	(0.7)	0.1	(1.9)	(2.2)	0.3
AFUDC(1) and Other	—	(0.1)	0.1	—	(0.4)	0.4

Subtotal Interest Income	(0.6)	(0.8)	0.2	(1.9)	(2.6)	0.7

Total Interest Expense, Net	$2.4	$2.3	$0.1	$7.3	$6.8	$0.5

(1)	AFUDC – Allowance for Funds Used During Construction

Interest Expense, Net increased $0.1 million for the three month period ended September 30, 2008 compared to the same period in 2007. The increase in the three month period reflects lower Allowance for Funds Used During Construction (AFUDC) and interest earned on regulatory assets. For the nine month period ended September 30, 2008, Interest Expense, Net increased $0.5 million compared to the same period in 2007, reflecting higher interest expense associated with an increase in long-term debt outstanding and lower AFUDC and interest earned on regulatory assets compared to the prior period.

LIQUIDITY AND CAPITAL REQUIREMENTS

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

At September 30, 2008, Unitil had $37.0 million in unsecured revolving lines of credit through two banks. The Company had short-term debt outstanding through bank borrowings of $21.7 million and $13.0 million at September 30, 2008 and 2007, respectively.

On February 15, 2008, the Company entered into a Stock Purchase Agreement with NiSource and Bay State to acquire all of the outstanding stock of Northern and Granite. The Company has a commitment letter to enter into a senior unsecured bridge facility, which the Company expects to use to finance this transaction. The Company anticipates either financing the initial acquisition or refinancing the bridge facility with the issuance of a combination of long-term debt and common equity securities. (See discussion on the pricing of the anticipated sale and issuance of long-term debt in the “Overview” section above and in Note 4.)

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiaries. The Company’s policy is to limit these guarantees to the duration of the contracts, which range from less than one to thirteen months. As of September 30, 2008, there were approximately $6.0 million of guarantees outstanding and the longest term guarantee extends through October 31, 2009. The Company also agreed to guarantee the payment of principal and interest on the Granite notes, when they are issued, as discussed in the “Overview” section above and in Note 4.

Off-Balance Sheet Arrangements

There have been no material changes to the discussion of “Off-Balance Sheet Arrangements” included in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 12, 2008.

Cash Flows

The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2008 compared to the same period in 2007.

	Nine Months Ended September 30,
	2008	2007
Cash Provided by Operating Activities	$27.1	$23.6

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $27.1 million during the nine months ended September 30, 2008, an increase of $3.5 million over the comparable period in 2007. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes was $23.2 million and $16.9 million in the first nine months of 2008 and 2007, respectively. Changes in Current Assets and Liabilities (working capital) provided $1.2 million and $3.5 million in cash flow in the 2008 and 2007 nine-month periods. Deferred Restructuring Charges provided $2.4 million and $1.5 million in cash in the first nine months of 2008 and the same period in 2007, respectively. All other items resulted in net sources of cash of $0.3 million and $1.7 million in the first nine months of 2008 and 2007, respectively.

	Nine Months Ended September 30,
	2008	2007
Cash (Used in) Investing Activities	$(20.6)	$(25.9)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $20.6 million for the nine months ended September 30, 2008, a decrease in capital spending of $5.3 million over the comparable period in 2007. This is mainly due to the funding in 2007 and the completion in 2008 of the Company’s Advanced Metering Infrastructure (AMI) project. In the first nine months of 2007, capital expenditures included approximately $5.9 million of cash outlays for investment in the AMI project.

	Nine Months Ended September 30,
	2008	2007
Cash Provided by (Used in) Financing Activities	$(6.1)	$1.9

Cash Provided by (Used in) Financing Activities – Cash (Used in) Financing Activities was $6.1 million in the nine months ended September 30, 2008. Uses of cash primarily reflect Unitil’s regular quarterly dividend payments on Common and Preferred Stock, expenditures related to the Company’s acquisition of Northern and Granite, discussed above, and the scheduled repayment of long-term debt. Proceeds from the issuance of Common Stock through the Company’s stock plans and additional short-term debt provided $3.6 million of cash in 2008. In the second quarter of 2007, Unitil received cash proceeds of $20.0 million from the issuance of Senior Long-term Notes, which were used to pay down short-term debt.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, management is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial statements of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 12, 2008.

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the retail distribution utilities: UES and FG&E. Both UES and FG&E are subject to regulation by the FERC and FG&E is regulated by the MDPU and UES is regulated by the NHPUC. Accordingly, the Company uses the provisions of Financial Accounting Standards Board (FASB) Statement on Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” (SFAS No. 71). In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

The Company’s principal regulatory assets and liabilities are detailed on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets is provided below. The Company receives a return on investment on its regulated assets for which a cash outflow has been made.

Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements. The Company believes it is probable that its regulated distribution utilities will recover their investments in long-lived assets, including regulatory assets. The Company also has commitments under long-term contracts for the purchase of electricity and natural gas from various suppliers. The annual costs under these contracts are included in Purchased Electricity and Purchased Gas in the Consolidated Statements of Earnings and these costs are recoverable in current and future rates under various orders issued by the FERC, MDPU and NHPUC.

Regulatory Assets consist of the following (millions)
	September 30,		December 31,
	2008	2007	2007
Power Supply Buyout Obligations	$57.7	$77.7	$72.7
Deferred Restructuring Costs	28.1	29.5	30.5
Generation-related Assets	1.0	1.8	1.6

Subtotal – Restructuring Related Items	86.8	109.0	104.8

Retirement Benefit Obligations	35.2	37.3	35.1
Income Taxes	13.4	17.9	14.6
Environmental Obligations	11.6	13.1	13.1
Other	3.3	3.5	2.9

Total Regulatory Assets	$150.3	$180.8	$170.5

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158), an amendment of SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions” and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas retail rates.

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

Depreciation – Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements.

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2008, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2008, there were 305 employees of the Company, of which 82 employees are represented by labor unions. In May 2005, the Company reached agreements with its bargaining units for new five-year contracts, effective June 1, 2005. These agreements replace contracts that expired on May 31, 2005.

INTEREST RATE RISK

The majority of the Company’s debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities issued by the Company. In addition, the Company’s short-

term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease the Company’s interest expense in future periods. For example, if the Company had an average amount of short-term debt outstanding of $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000 (pre-tax). The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2008 and 2007 were 3.03% and 5.71%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2008 and 2007 were 3.28% and 5.75%, respectively.

MARKET RISK

Although Unitil’s retail distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed above and below in Regulatory Matters, the Company has divested its commodity-related contracts and therefore, further reduced its exposure to commodity risk.

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1.	Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Electric	$63.6	$56.9	$172.2	$171.3
Gas	4.4	3.9	25.3	24.5
Other	1.1	1.0	2.9	2.8

Total Operating Revenues	69.1	61.8	200.4	198.6

Operating Expenses
Purchased Electricity	48.7	41.9	128.4	126.4
Purchased Gas	2.4	2.1	15.3	15.8
Operation and Maintenance	7.0	6.5	18.7	19.8
Conservation & Load Management	0.6	0.8	2.1	2.9
Depreciation and Amortization	4.6	4.5	14.3	13.4
Provisions for Taxes:
Local Property and Other	1.4	1.3	4.5	4.2
Federal and State Income	0.5	0.8	3.0	3.2

Total Operating Expenses	65.2	57.9	186.3	185.7

Operating Income	3.9	3.9	14.1	12.9
Non-Operating Expenses	—	—	0.3	0.1

Income Before Interest Expense	3.9	3.9	13.8	12.8
Interest Expense, Net	2.4	2.3	7.3	6.8

Net Income	1.5	1.6	6.5	6.0
Less: Dividends on Preferred Stock	—	—	0.1	0.1

Earnings Applicable to Common Shareholders	$1.5	$1.6	$6.4	$5.9

Average Common Shares Outstanding – Basic (000’s)	5,745	5,659	5,733	5,643
Average Common Shares Outstanding – Diluted (000’s)	5,748	5,668	5,738	5,659
Earnings Per Common Share (Basic and Diluted)	$0.27	$0.28	$1.12	$1.04
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED) September 30,		December 31,
	2008	2007	2007
ASSETS:

Utility Plant:
Electric	$275.5	$260.5	$266.2
Gas	71.3	65.5	67.8
Common	27.3	25.8	26.2
Construction Work in Progress	10.9	24.2	20.3

Total Utility Plant	385.0	376.0	380.5
Less: Accumulated Depreciation	129.0	129.4	131.6

Net Utility Plant	256.0	246.6	248.9

Current Assets:
Cash	5.0	4.2	4.6
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $1.3, $2.1 and $1.3	23.2	22.8	24.9
Accrued Revenue	14.7	9.5	12.7
Refundable Taxes	0.4	—	0.7
Materials and Supplies	5.1	4.4	4.5
Prepayments and Other	1.1	1.2	1.5

Total Current Assets	49.5	42.1	48.9

Noncurrent Assets:
Regulatory Assets	150.3	180.8	170.5
Debt Issuance Costs, net	2.7	2.8	2.8
Other Noncurrent Assets	9.0	2.2	3.5

Total Noncurrent Assets	162.0	185.8	176.8

TOTAL	$467.5	$474.5	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED) September 30,		December 31,
	2008	2007	2007
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$99.9	$97.4	$100.4
Preferred Stock, Non-Redeemable, Non-Cumulative	0.2	0.2	0.2
Preferred Stock, Redeemable, Cumulative	1.8	1.8	1.9
Long-Term Debt, Less Current Portion	159.4	159.8	159.6

Total Capitalization	261.3	259.2	262.1

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Capitalized Leases, Current Portion	0.2	0.3	0.3
Short-Term Debt	21.7	13.0	18.8
Accounts Payable	18.0	15.0	17.6
Taxes Payable	—	3.5	—
Interest and Dividends Payable	5.0	5.0	1.9
Other Current Liabilities	5.0	4.6	5.1

Total Current Liabilities	50.3	41.8	44.1

Deferred Income Taxes	34.4	31.4	33.4

Noncurrent Liabilities:
Power Supply Contract Obligations	57.7	77.7	72.7
Retirement Benefit Obligations	49.5	50.8	48.2
Environmental Obligations	12.0	12.0	12.0
Capitalized Leases, Less Current Portion	0.4	0.5	0.5
Other Noncurrent Liabilities	1.9	1.1	1.6

Total Noncurrent Liabilities	121.5	142.1	135.0

TOTAL	$467.5	$474.5	$474.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net Income	$6.5	$6.0
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	14.3	13.4
Deferred Taxes	2.4	(2.5)
Changes in Current Assets and Liabilities:
Accounts Receivable	1.7	(0.3)
Accrued Revenue	(2.0)	4.3
Accounts Payable	0.4	(4.8)
Taxes Payable	0.3	2.6
All other Current Assets and Liabilities	0.8	1.7
Deferred Restructuring Charges	2.4	1.5
Other, net	0.3	1.7

Cash Provided by Operating Activities	27.1	23.6

Investing Activities:
Property, Plant and Equipment Additions	(20.6)	(25.9)

Cash (Used in) Investing Activities	(20.6)	(25.9)

Financing Activities:
Proceeds From (Repayment of) Short-Term Debt, net	2.9	(13.0)
Proceeds From Issuance of Long-Term Debt	—	20.0
Repayment of Long-Term Debt	(0.2)	(0.1)
Dividends Paid	(6.1)	(6.0)
Issuance of Common Stock	0.7	1.3
Retirement of Preferred Stock	—	(0.1)
Acquisition-Related Expenditures	(3.3)	—
Other, net	(0.1)	(0.2)

Cash (Used in) Provided by Financing Activities	(6.1)	1.9

Net Increase (Decrease) in Cash	0.4	(0.4)
Cash at Beginning of Period	4.6	4.6

Cash at End of Period	$5.0	$4.2

Supplemental Cash Flow Information:
Interest Paid	$8.0	$7.6
Income Taxes Paid	$0.5	$3.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 12, 2008, for a description of the Company’s Basis of Presentation.

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

Recently Issued Pronouncements – On September 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS No. 133) and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (FIN 45); and Clarification of the Effective Date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161)”, (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008, with early adoption permitted. FSP FAS 133-1 and FIN 45-4 (i) amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument, (ii) amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee, and (iii) clarifies the FASB’s intent about the effective date of SFAS No. 161. The Company adopted FSP FAS 133-1 and FIN 45-4 and there was no impact on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of an entity’s use of derivative instruments and the effect of those derivative instruments on an entity’s financial statements. The Company adopted SFAS No. 161 and there was no impact on its financial statements.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157 has been deferred for one year by the FASB. The Company adopted the sections of SFAS No. 157 which are effective for fiscal years beginning after November 15, 2007 and there was no additional impact on the Company’s Consolidated Financial Statements. The Company’s fixed rate long-term debt falls under the fair value reporting requirements of SFAS No. 157. Accordingly, the Company has estimated the fair value of its long-term debt as of September 30, 2008 based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities (See Note 4). The Company does not expect that the adoption of the deferred sections of SFAS No. 157 will have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/25/08	10/31/08	10/17/08	$ 0.345
06/19/08	08/15/08	08/01/08	$ 0.345
03/20/08	05/15/08	05/01/08	$ 0.345
01/17/08	02/15/08	02/01/08	$ 0.345
09/13/07	11/15/07	11/01/07	$ 0.345
06/21/07	08/15/07	08/01/07	$ 0.345
03/22/07	05/15/07	05/01/07	$ 0.345
01/18/07	02/15/07	02/01/07	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

As of August 21, 2008 the Company’s Common Stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s Common Stock will continue to trade under its current symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s Common Stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s Common Stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. Of the 8,000,000 additional shares of newly authorized Common Stock, the Company expects to issue and sell up to 4,000,000 shares in a public offering to partially finance the acquisition of Northern Utilities, Inc. and Granite State Gas Transmission, Inc., discussed below in Note 6. The Company had 5,781,025, 5,730,395, and 5,740,023 of common shares outstanding at September 30, 2008, September 30, 2007 and December 31, 2007, respectively.

During the first nine months of 2008, the Company sold 22,462 shares of its Common Stock, at an average price of $27.43 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $616,000 were used to reduce short-term borrowings.

During the first nine months of 2007, the Company sold 28,675 shares of its Common Stock, at an average price of $27.65 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $793,000 were used to reduce short-term borrowings.

Also, in the second quarter of 2008, the Company issued and sold 3,000 shares of its Common Stock, at an average price of $24.63 per share, in connection with the exercise of stock options under the Unitil Corporation 1998 Stock Option Plan (1998 Plan). Net proceeds of $73,875 were used by the Company to reduce short-term borrowings. As disclosed in Note 2 to the Company’s Form 10-K for the year ended December 31, 2007, the 1998 Plan became effective on December 11, 1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Compensation Committee of the Board of Directors, subject to plan limitations. All options granted under this plan vested over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company’s Common Stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than 10 years after the date on which they were granted. This plan was terminated on January 16, 2003. There was no compensation expense associated with this plan in 2008 and 2007. The plan will remain in effect solely for the purposes of the continued administration of all options currently outstanding under the plan. No further grants of options will be made under this plan. As of September 30, 2008, there are 104,000 options vested and exercisable outstanding.

The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 6, 2008, 15,540 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $445,998. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.4 million and $0.3 million for nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 2.6 years as the shares vest. During 2008, 11,249 restricted shares vested. As of September 30, 2008 there were 32,218 unvested restricted shares.

Details on preferred stock at September 30, 2008, September 30, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited) September 30,		December 31,
	2008	2007	2007
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.9
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.1

NOTE 4 – LONG-TERM DEBT

Details on long-term debt at September 30, 2008, September 30, 2007 and December 31, 2007 are shown below:

(Amounts in Millions)

	(Unaudited) September 30,		December 31,
	2008	2007	2007
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due August 1, 2017	4.8	5.2	5.0

Total Long-Term Debt	159.8	160.2	160.0
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$159.4	$159.8	$159.6

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at September 30, 2008 is estimated to be approximately $158 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

The Company provides limited guarantees on certain energy contracts entered into by its regulated subsidiary companies. The Company’s policy is to limit these guarantees to two years or less. As of September 30, 2008 there are $6 million of guarantees outstanding and these guarantees extend through October 31, 2009. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

On September 12, 2008, in connection with the Company’s acquisition of Northern Utilities, Inc. and Granite State Gas Transmission, Inc. (See Note 6), the Company priced the anticipated sale and issuance of $80.0 million aggregate principal amount of senior unsecured notes by Northern and $10.0 million aggregate principal amount of senior unsecured notes by Granite. The notes consist of:

(iv)	$30.0 million aggregate principal amount of 6.95% senior unsecured notes of Northern, which are due in 2018;

(v)	$50.0 million aggregate principal amount of 7.72% senior unsecured notes of Northern, which are due in 2038; and

(vi)	$10.0 million aggregate principal amount of 7.15% senior unsecured notes of Granite, which are due in 2018.

The Company agreed to guarantee the payment of principal and interest on the Granite notes.

The Company plans to use the proceeds from the sale and issuance of the notes to repay all amounts outstanding under a bridge credit facility that will used to partially finance the acquisitions of Northern and Granite. The Company expects to close the sale and issuance of the notes promptly after the closing of the acquisitions.

The sale and issuance of the notes (i) is subject to the execution of definitive note purchase agreements by Northern, Granite and the prospective purchasers of the notes and satisfaction of closing conditions, (ii) will not be, and has not been, registered under the Securities Act of 1933 and the notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and (iii) is not conditioned upon the closing of the offering of the Company’s common stock, as described above. The Company has received the required regulatory approvals from the Public Utilities Commissions in New Hampshire and Maine for these debt issuances.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2008 and September 30, 2007 (Millions):

Three Months Ended:	Electric	Gas	Other	Non- Regulated	Total

September 30, 2008
Revenues	$63.6	$4.4	$—	$1.1	$69.1
Segment Profit (Loss)	1.9	(0.6)	—	0.2	1.5
Capital Expenditures	6.3	2.6	1.5	—	10.4

September 30, 2007
Revenues	$56.9	$3.9	$—	$1.0	$61.8
Segment Profit (Loss)	2.3	(0.7)	(0.1)	0.1	1.6
Capital Expenditures	4.7	1.7	(0.1)	—	6.3

Nine Months Ended:

September 30, 2008
Revenues	$172.2	$25.3	$—	$2.9	$200.4
Segment Profit (Loss)	4.4	1.9	(0.2)	0.3	6.4
Capital Expenditures	15.9	3.1	1.6	—	20.6
Segment Assets	329.8	106.5	30.2	1.0	467.5

September 30, 2007
Revenues	$171.3	$24.5	$—	$2.8	$198.6
Segment Profit (Loss)	5.7	—	—	0.2	5.9
Capital Expenditures	21.8	3.9	0.2	—	25.9
Segment Assets	339.0	110.2	24.4	0.9	474.5

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

FG&E – Electric Division – On December 3, 2007, FG&E submitted its annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan (the Annual Reconciliation Filing). The rates were approved effective January 1, 2008, subject to reconciliation pursuant to the MDPU’s investigation. On June 6, 2008, FG&E submitted a revised Transition Charge reducing the recovery of net costs associated with the sale of Wyman 4 by $36,762 pursuant to an agreement with the Attorney General. This filing was approved on August 19, 2008.

FG&E – Other – On June 22, 2007, the MDPU opened an inquiry into revenue decoupling for gas and electric distribution utilities, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to administer and promote customer efforts to reduce energy consumption and demand or to install distributed generation to displace electricity delivered by the utility. On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for decoupling to be adopted by gas and electric distribution utilities on a going-forward basis. Company specific rate cases will be required. Lost base revenue recovery associated with incremental energy efficiency savings will be allowed through 2012 consistent with the MDPU’s expectation that, with limited exceptions, distribution companies will be operating under decoupling plans by year-end 2012. Within 45 days of this order, each distribution company was to notify the MDPU of when the company expects to file a rate case to implement decoupling. FG&E notified the MDPU that it will be prepared to file rate cases for each of its divisions by the third quarter of 2009, based upon a calendar 2008 test year, along with a comprehensive decoupling proposal and associated base rate adjustment mechanism. This matter remains pending before the MDPU.

On July 2, 2008, Massachusetts Senate Bill No. 2768 (the “Green Communities Act”) was signed into law. The Green Communities Act is intended to increase energy efficiency, update the renewable energy portfolio standard, increase public oversight of utilities, increase service quality of power companies, assist low-income energy customers, and increase the use of renewable generation and energy efficiency products. The Act requires electric companies to boost investment in energy efficiency measures that reduce energy demand and deliver savings to customers; provides a new funding source for efficiency measures through the auction of pollution allowances by power plants through the Regional Greenhouse Gas Initiative; creates stronger incentives for the development of renewable energy, like wind and solar, by requiring 15 percent of electricity to be supplied by new green power facilities by 2020 and establishing a pilot program for utilities to enter into long-term contracts with renewable energy projects; expressly authorizes cities and towns to own renewable energy facilities; and encourages green building design through updated codes, training and assistance. The MDPU has begun to initiate regulatory proceedings to implement various sections of the Act. The impact of any new measures to be required of FG&E in compliance with the Act cannot be estimated at this time.

UES – In July, 2008, the State of New Hampshire passed a law that allows electric utilities to make investments in distributed energy resources including energy efficiency and demand reduction technologies as well as clean cogeneration and renewable generation. In June, 2008, The State of New Hampshire also passed a law approving state participation in the Regional Greenhouse Gas Initiative (RGGI). The RGGI program begins in 2009 and requires large electric generators in 10 northeast and mid-atlantic states to purchase allowances for their carbon emissions. These allowances are being sold through a regional auction process and the funds will be used by the states for investments in energy efficiency and alternative energy.

On March 14, 2008, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective May 1, 2008, including reconciliation of prior year costs and revenues, power supply and power supply-related stranded costs. The filing was approved on April 23, 2008. On July 9, 2008, UES proposed an increase to its External Delivery Charge, effective September 1, 2008, reflecting higher transmission costs. The filing was approved on August 29, 2008.

On June 22, 2007, the NHPUC issued an order in its investigation into implementation of the federal Energy Policy Act of 2005 regarding the adoption of standards for time-based metering and interconnection. On August 31, 2007, the NHPUC issued an order on motion for rehearing, staying the June 22, 2007 order pending hearing and reconsideration of the issues. An order following rehearing was issued on January 22, 2008 finding that it is appropriate to implement some form of time-based metering standards and ordering that the details, including cost-benefit analyses, form of rate design, time of implementation and applicable customer classes shall be determined in separate proceedings to be initiated by the Commission. In a decision issued on September 15, 2008, the NHPUC ordered the establishment of a working group to facilitate the evaluation and implementation of advanced metering infrastructure and time-based rates and that such working group make a report to the Commission by December 1, 2008 with regard to next steps toward utility specific cost-benefit analyses regarding such implementation. The Commission also found that additional review of the energy standards for net metering, fuel diversity and fossil fuel generation efficiency as proposed in the Energy Policy Act of 2005 is not required due to action of the NH legislature and the Commission in adopting comparable standards.

On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. This matter is pending before the NHPUC.

Acquisition of Northern Utilities Inc. and Granite State Gas Transmission, Inc.: On February 15, 2008, the Company entered into a Stock Purchase Agreement with NiSource, Inc. (NiSource) and Bay State Gas Company (Bay State, which is a wholly owned utility subsidiary of NiSource), to acquire all of the outstanding stock of Northern Utilities, Inc. (Northern), and Granite State Gas Transmission, Inc. (Granite) for $160 million in cash, which amount is subject to a working capital adjustment. The transaction is expected to be financed initially with proceeds from newly issued common stock together with a bridge credit facility. In the event that the equity offering is delayed until after the transaction closes, the Company may initially finance the transaction entirely with the bridge facility. The Company expects to repay the bridge facility as soon as practical after the transaction closes using the proceeds from the issuance of notes and newly issued common stock.

On March 31, 2008, Unitil and Northern filed joint petitions and supporting testimony with the Maine Public Utilities Commission (MPUC) and the NHPUC requesting approval of the acquisitions. Subsequently, on May 30, 2008, Unitil and Northern filed joint petitions before both the NHPUC and MPUC requesting authority for Northern to issue unsecured long term debt to finance the acquisition of Northern by Unitil. In August, 2008, unopposed stipulation agreements resolving all outstanding issues and recommending approval of the acquisition and the financing petitions were filed with the MPUC and the NHPUC on behalf of Unitil, Northern and the active parties to the respective Maine and New Hampshire proceedings.

On October 10, 2008, the NHPUC issued orders approving the stipulation agreement and the financing petition, and authorizing the acquisition of Northern by Unitil.

On October 6, 2008, the MPUC publicly deliberated the matter and voted to approve the joint petition and stipulation agreement with conditions, subject to its issuance of a final written order. On October 22, 2008, the MPUC issued its written order approving the stipulation agreement and authorizing the acquisition of Northern by Unitil, subject to several conditions. Based on its review of the written order, Unitil expects to file along with Northern, a motion for reconsideration of the order on narrow grounds requesting clarification and/or modification of conditions of approval contained in the order. These conditions would potentially contravene the allocation of risks agreed to by the parties in the stipulation agreement and underlying Stock Purchase Agreement with regard to several pending regulatory safety and compliance proceedings involving Northern. At this time, Unitil can not predict what changes, if any, the MPUC’s reconsideration and continued deliberation of this matter will have on its order or the unopposed stipulation agreement of the parties in this proceeding.

As a result of statutory changes in Massachusetts (see discussion of “Green Communities Act,” above), on August 13, 2008, Unitil and Bay State also filed a joint petition with the MDPU requesting an advisory ruling that Massachusetts law is not applicable to the proposed transaction, or, in the alternative, that it approve the transaction as consistent with the public interest. The Massachusetts Attorney General has asserted that Massachusetts law grants the MDPU jurisdiction to review the transaction, and argues that Bay State’s customers will be harmed by the sale. Unitil and Bay State dispute the Attorney General’s assertions. On October 1, 2008, a hearing on the joint petition was held before the MDPU, and on October 10 and October 17 the Parties to the proceeding filed their Initial and Reply Briefs, respectively. The Company has requested a final order from the MDPU on or before November 3, 2008, to allow the Company to proceed with the financing and closing of the transaction in the fourth quarter of 2008. The joint petition remains under active consideration by the MDPU.

As of September 30, 2008, the Company has deferred $3.9 million of transaction costs and $0.6 million of financing costs in connection with the Company’s pending acquisition of Northern and Granite, discussed above, and $1.6 million of pre-acquisition system development costs. The transaction is expected to close by the end of 2008, subject to completion of the regulatory review process.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2007 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 12, 2008.

The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company believes it is in compliance in all material respects with all applicable environmental and safety laws and regulations, and the Company believes that as of September 30, 2008, there are no material losses reasonably possible in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at September 30, 2008, in Environmental Obligations is $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant site at Sawyer Passway, located in Fitchburg, Massachusetts. A corresponding regulatory asset was recorded to reflect the future rate recovery of these costs. As noted above, please refer to Note 5 to the financial statements in Item 8 of Part II of the Company’s Form 10-K for December 31, 2007 for additional information. The Company received an insurance settlement during the first quarter of 2008 associated with environmental remediation costs. Any recovery that FG&E receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are split equally between FG&E and its gas customers.

NOTE 8: RETIREMENT BENEFIT OBLIGATIONS

The Company sponsors the following retirement benefit plans to provide certain pension and postretirement benefits for its retirees and current employees as follows:

•

The Unitil Corporation Retirement Plan (Pension Plan)— The Pension Plan is a defined benefit pension plan covering substantially all of its employees. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service.

•

The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan) – The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan.

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) – The SERP is an unfunded retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2008	2007
Used to Determine Plan Costs
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	9.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2016

	2008	2007
Used to Determine Benefit Obligations:
Discount Rate	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.50%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2016

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2008	2007	2008	2007	2008	2007
Service Cost	$488	$492	$355	$358	$37	$40
Interest Cost	944	834	559	514	31	29
Expected Return on Plan Assets	(1,093)	(1,050)	(82)	(61)	—	—
Prior Service Cost Amortization	27	27	341	341	1	—
Transition Obligation Amortization	—	—	6	5	—	—
Actuarial Loss Amortization	318	336	—	17	6	11

Sub-total	684	639	1,179	1,174	75	80
Amounts Capitalized and Deferred	(226)	(215)	(496)	(489)	—	—

Net Periodic Benefit Cost Recognized	$458	$424	$683	$685	$75	$80

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2008	2007	2008	2007	2008	2007
Service Cost	$1,464	$1,476	$1,065	$1,073	$111	$122
Interest Cost	2,831	2,502	1,677	1,543	94	88
Expected Return on Plan Assets	(3,280)	(3,146)	(245)	(184)	—	—
Prior Service Cost Amortization	81	80	1,022	1,020	1	(1)
Transition Obligation Amortization	—	—	17	16	—	—
Actuarial Loss Amortization	956	1,008	—	52	18	33

Sub-total	2,052	1,920	3,536	3,520	224	242
Amounts Capitalized and Deferred	(673)	(651)	(1,448)	(1,506)	—	—

Net Periodic Benefit Cost Recognized	$1,379	$1,269	$2,088	$2,014	$224	$242

Employer Contributions

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA are new minimum funding rules which will go into effect for plan years beginning in 2008. The funding target will be 100% of a plan’s liability with any shortfall amortized over seven years, with lower (92%—100%) funding targets available to well-funded plans during the transition period. As of September 30, 2008, the Company has funded $2.8 million to fund its Pension Plan in 2008 and does not anticipate making additional contributions in 2008.

As of September 30, 2008, the Company had made $1.6 million and $46,000 of contributions to the PBOP and SERP Plans, respectively, in 2008. The Company presently anticipates contributing an additional $1.1 million and $13,000 to the PBOP and SERP Plans, respectively, in 2008.

NOTE 9: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2007, and at each interim reporting date in the period ended September 30, 2008 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2005; December 31, 2006; and December 31, 2007. Income tax filings for the year ended December 31, 2007 have been filed with the Internal Revenue Service. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of earnings or accrued on the balance sheets.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2007 as filed with the Securities and Exchange Commission on February 12, 2008, other than the risks associated with the Company’s recently announced acquisition of Northern and Granite and the risks associated with the recent distress in the financial markets, as discussed in the Cautionary Statement section of Part I, Item 2 of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2008.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/08 – 7/31/08	—	—	—	n/a
8/1/08 – 8/31/08		—	—	n/a
9/1/08 – 9/30/08	225	$26.60	225	n/a

Total	225	$26.60	225	n/a

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 24, 2008 Announcing Earnings For the Quarter Ended September 30, 2008.	Filed herewith

99.2	Maine Public Utilities Commission Order in Docket No. 2008-155	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 24, 2008	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 24, 2008	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer