Form 10-Q
period 2009-03-31
UNITIL CORP
filed 2009-04-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009
Common Stock, No par value	8,106,967 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the Federal Energy Regulatory Commission (the “FERC”) under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly owned distribution utilities: (i) Unitil Energy Systems, Inc. (Unitil Energy), which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the city of Concord, New Hampshire; (ii) Fitchburg Gas and Electric Light Company (Fitchburg), which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts; and (iii) Northern Utilities, Inc. (Northern Utilities), which provides natural gas service in southeastern New Hampshire, including the city of Portsmouth, and portions of southern and central Maine, including the city of Portland. In addition, Unitil is the parent company of Granite State Gas Transmission, Inc. (Granite State), an interstate natural gas transmission pipeline company that principally provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory.

The Company’s distribution utilities serve approximately 100,300 electric customers and 69,300 natural gas customers in their service territory. The Company’s distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in Net Utility Plant of $428.5 million at March 31, 2009. The Company does not own or operate electric generating facilities or major transmission facilities and substantially all of the Company’s utility assets are dedicated to the local delivery of electricity and natural gas to its customers. Substantially all of Unitil’s revenue and earnings are derived from regulated utility operations.

Unitil’s business strategy is to be a leader in the reliable and cost effective management of a growing level of local electric and natural gas distribution assets. The Company’s growth initiatives include evaluation of organic growth opportunities as well as strategic acquisitions. As part of this growth strategy, on December 1, 2008, Unitil purchased (i) all of the outstanding capital stock of Northern Utilities from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State from NiSource Inc. (NiSource) pursuant to the Stock Purchase Agreement dated as of February 15, 2008 by and among NiSource, Bay State and Unitil (the “Acquisitions”). Bay State is a wholly owned subsidiary of NiSource. The aggregate purchase price for the Acquisitions was $160 million in cash, plus an additional working capital adjustment of $49.2 million, including approximately $30.0 million of natural gas storage inventory. To finance the Acquisitions and recapitalize Northern Utilities and Granite State, the Company issued additional equity and debt.

A fifth wholly owned subsidiary, Unitil Power Corp. (Unitil Power), formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy on May 1, 2003 and divested of substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.

The Company also has three other wholly owned subsidiaries: Unitil Service Corp. (Unitil Service); Unitil Realty Corp. (Unitil Realty); and Unitil Resources, Inc. (Unitil Resources). Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, “Usource”) are indirect subsidiaries that are wholly owned by Unitil Resources. Usource provides energy brokering and advisory services to large commercial and industrial customers in the northeastern United States.

RATES AND REGULATION

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 in regards to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, in regards to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC). Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third party suppliers. A majority of Unitil’s largest commercial and industrial (C&I) customers purchase their electric and natural gas supplies from third party suppliers. However, most residential and small customers continue to purchase their electric and natural gas supplies through Unitil’s distribution utilities. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

The regulatory process in both New Hampshire and Maine, in connection with those states’ approvals of the Acquisitions, included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern Utilities’ rates, customer service and operations. The settlement agreements were separately negotiated and filed in each state but reflect a number of common features. For additional discussion, please refer to Unitil’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 18, 2009.

CAUTIONARY STATEMENT

This report and the documents the Company incorporates by reference into this report contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the Company’s future operations, are forward-looking statements.

These statements include declarations regarding the Company’s and its management’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Part II, Item 1A (Risk Factors) and the following:

•

The Company’s ability to integrate the business, operations and personnel of Northern Utilities and Granite State and to achieve the estimated potential synergy savings attributable to the Acquisitions;

•	The Company’s ability to retain existing customers and gain new customers;

•	Variations in weather;

•	Major storms;

•	Changes in the regulatory environment;

•	Customers’ preferences on energy sources;

•	Interest rate fluctuation and credit market concerns;

•

General economic conditions, including recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally and could jeopardize certain of the Company’s counterparty obligations, including those of Unitil’s insurers and financial institutions;

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2009 and March 31, 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As a result of the acquisitions of Northern Utilities and Granite State on December 1, 2008, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in both reporting periods. In particular, the Company expects that consolidated results of operations in future reporting periods will reflect to a greater degree the seasonal nature of natural gas sales. Specifically, the Company expects consolidated results of operations will be positively affected during the first and fourth quarters, and negatively affected during the second and third quarters of future reporting years.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $9.1 million for the first quarter of 2009, an increase of $5.8 million over 2008 first quarter earnings of $3.3 million. Earnings per common share (EPS) were $1.14 for the three months ended March 31, 2009, an improvement of $0.57 per share over the first quarter of 2008. Earnings in the first quarter of 2009 reflect the acquisition, on December 1, 2008, of Northern Utilities and Granite State.

Natural gas sales margin increased $18.1 million in the three months ended March 31, 2009 compared to the same period in 2008. This increase primarily reflects the contribution by Northern Utilities, the Company’s recently acquired local gas distribution utility. Excluding the contribution to sales by Northern Utilities, total therm sales of natural gas increased 6.0% in the three months ended March 31, 2009 compared to the same period in 2008, reflecting increases of 6.3% and 5.9% in sales to residential and C&I customers, respectively. Sales in the first three months of 2009 reflect a colder winter heating season this year and increased usage of natural gas by C&I customers for production operations. Average winter temperatures in the Company’s service territories were 6.4% colder than last year.

Electric sales margin increased $1.3 million in the three months ended March 31, 2009 compared to the same period in 2008, reflecting higher electric base rates in the current quarter, partially offset by lower sales volumes. Total electric kilowatt-hour (kWh) sales decreased 4.7% in the three months ended March 31, 2009 compared to the same period in 2008 driven by lower average usage per customer reflecting the continued economic slowdown and energy conservation.

Total Operation & Maintenance (O&M) expenses increased $5.7 million in the three months ended March 31, 2009 compared to the same period in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $2.1 million of the increase. In addition, higher year over year compensation and employee benefit expenses of $0.7 million and higher utility operating costs of $0.4 million, partially offset by lower professional fees of $0.3 million, contributed to the increase in O&M expenses. The increase in O&M expenses also reflects higher insurance costs in 2009 compared to 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

Depreciation, Amortization, Taxes and Other expenses increased $5.8 million in the three months ended March 31, 2009 compared to the same period in 2008. The increase primarily reflects the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs.

Interest Expense, Net increased $2.2 million in the three months ended March 31, 2009 compared to the same period in 2008. The addition of Northern Utilities and Granite State accounted for $1.7 million of the increase, reflecting the issuance of long-term notes by Northern Utilities and Granite State in December 2008. In addition to this increase in Interest Expense, Net reflects higher average borrowings in the current quarter.

Usource, our non-regulated energy brokering business, recorded revenues of $1.1 million in the first quarter of 2009, an increase of $0.1 million over the first quarter of 2008. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

On December 11 and 12, 2008, a severe ice storm struck the New England region, creating extended power outages for many residents of Massachusetts and New Hampshire, including Unitil’s electric customers in New Hampshire and the greater Fitchburg, Massachusetts service territory. Based on its preliminary assessment, the Company has accrued and deferred, excluding capital construction expenditures, approximately $10 million in costs for the repair and replacement of electric distribution systems damaged during the storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

In December 2008, the Company issued and sold 2,000,000 shares of its common stock at a price of $20.00 per share in a registered public offering. In January 2009, the underwriters exercised the over-allotment option associated with this offering and purchased an additional 270,000 shares of the Company’s common stock. The Company used net proceeds of $41.9 million from these issuances to repay a portion of the bank financing for the Company’s acquisitions of Northern Utilities and Granite State and to repay other short-term indebtedness. Overall, the positive results of operations and net income are reflected over a higher number of average shares outstanding year over year.

In 2008, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2009 and March, 2009 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2009 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s Total Assets increased by $255.6 million as of March 31, 2009 compared to March 31, 2008. The increase in Total Assets was primarily due to the inclusion of the acquisitions of Northern Utilities and Granite State and to capital expenditures related to Unitil Energy’s and Fitchburg’s electric and gas distribution systems. The Company’s Total Capitalization increased by $138.0 million as of March 31, 2009 compared to March 31, 2008 reflecting the issuance of common shares by the Company as part of its financing of the acquisitions of Northern Utilities and Granite State (See Note 3 to the accompanying Consolidated Financial Statements) and the issuance and sale of Senior Unsecured Notes by Northern Utilities and Granite State (See Note 4 to the accompanying Consolidated Financial Statements). The Company’s Total Liabilities increased $117.6 million primarily due to the acquisitions of Northern Utilities and Granite State.

Gas Sales, Revenues and Margin

Therm Sales – Overall, Unitil’s total therm sales of natural gas increased in the three months ended March 31, 2009 compared to the same period in 2008. This increase primarily reflects the contribution of sales by Northern

Utilities. Excluding the contribution to sales by Northern Utilities, total therm sales of natural gas increased 6.0% in the three months ended March 31, 2009 compared to the same period in 2008, reflecting increases of 6.3% and 5.9% in sales to residential and C&I customers, respectively. The higher sales in the first three months of 2009 reflect a colder winter heating season this year and increased usage of natural gas by C&I customers for production operations. Average winter temperatures in the Company’s service territories were 6.4% colder than last year.

The following table details total firm therm sales for the three months ended March 31, 2009 and 2008, by major customer class:

Therm Sales (millions) (a)
	Three Months Ended March 31,
	2009	2008	Change	% Change
Residential	19.3	4.8	14.5	302.1%
Commercial/Industrial	58.1	6.8	51.3	754.4%

Total	77.4	11.6	65.8	567.2%

(a)	2009 Therm Sales include Northern Utilities, acquired on December 1, 2008.

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2009 and 2008:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$30.4	$8.0	$22.4	156.6%
Commercial / Industrial	42.0	6.3	35.7	249.7%

Total Gas Operating Revenue	$72.4	$14.3	$58.1	406.3%

Cost of Gas Sales:
Purchased Gas	$48.4	$9.0	$39.4	275.5%
Conservation & Load Management	0.6	—	0.6	4.2%

Gas Sales Margin	$23.4	$5.3	$18.1	126.6%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $58.1 million in the three months ended March 31, 2009 compared to the same period in 2008. This increase primarily reflects the natural gas sales for Northern Utilities. In addition to the contribution from Northern Utilities, the increase in gas operating revenues reflects a 6.0% increase in natural gas sales. Total Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the first quarter of 2009 reflects higher Purchased Gas costs of $39.4 million, higher C&LM revenues of $0.6 million and higher gas sales margin of $18.1 million.

The Purchased Gas and C&LM component of Gas Operating Revenues increased $40.0 million in the three months ended March 31, 2009 compared to the same period in 2008. This increase primarily reflects the natural gas sales for Northern Utilities. In addition to the contribution from Northern Utilities, the increase reflects the higher sales of natural gas, discussed above. Purchased Gas revenues include the recovery of the cost of gas supply as well as other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $18.1 million in the three months ended March 31, 2009 compared to the same period in 2008. This increase was driven by the higher sales of natural gas, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2009, Unitil’s total electric kWh sales decreased 4.7% compared to the first quarter of 2008. Sales to residential and C&I customers decreased 1.0% and 7.3%, respectively, in the first quarter of 2009 compared to the same period in 2008. The lower kWh sales in 2009 compared to 2008 were primarily driven by lower average usage by the Company’s customers reflecting the continued economic slowdown and energy conservation.

The following table details total kWh sales for the three months ended March 31, 2009 and 2008 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2009	2008	Change	% Change
Residential	180.6	182.4	(1.8)	(1.0%)
Commercial/Industrial	242.1	261.1	(19.0)	(7.3%)

Total	422.7	443.5	(20.8)	(4.7%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2009 and 2008:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$33.2	$30.3	$2.9	5.1%
Commercial / Industrial	28.9	26.3	2.6	4.6%

Total Electric Operating Revenue	$62.1	$56.6	$5.5	9.7%

Cost of Electric Sales:
Purchased Electricity	$47.2	$42.9	$4.3	7.6%
Conservation & Load Management	0.5	0.6	(0.1)	(0.2%)

Electric Sales Margin	$14.4	$13.1	$1.3	2.3%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues increased by $5.5 million, or 9.7%, in the three months ended March 31, 2009 compared to the same period in 2008. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The increase in Total Electric Operating Revenues in the three months ended March 31, 2009 reflects higher Purchased Electricity costs of $4.3 million and higher electric sales margin of $1.3 million, partially offset by lower C&LM revenues of $0.1 million.

The Purchased Electricity and C&LM component of Total Electric Operating Revenues increased a combined $4.2 million, or 7.4%, in the three months ended March 31, 2009 compared to the same period in 2008, reflecting higher electric commodity prices, partially offset by lower electric kWh sales. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $1.3 million in the three months ended March 31, 2009 compared to the same period in 2008, reflecting higher electric base rates in the current quarter, partially offset by lower sales volumes. Lower sales reflect lower average usage by the Company’s customers reflecting the continued economic slowdown and energy conservation.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2009 and 2008:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Other	$1.1	$1.0	$0.1	10.0%

Total Other Operating Revenue	$1.1	$1.0	$0.1	10.0%

Total Other Operating Revenue increased $0.1 million, or 10.0%, in the three month period ended March 31, 2009 compared to the same period in 2008. The increase was the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $39.4 million in the three month period ended March 31, 2009 compared to the same period in 2008. This increase primarily reflects the natural gas supply purchases for Northern Utilities, which were not included in the prior year period. In addition to the natural gas supply purchases for Northern Utilities, the increase in Purchased Gas reflects increased gas supply costs related to the higher sales of natural gas, discussed above which were driven by a colder winter heating season this year and increased usage of natural gas in C&I customers’ production operations. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect Net Income.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity increased $4.3 million, or 10.0%, in the three month period ended March 31, 2009 compared to the same period in 2008, reflecting higher electric commodity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower electric kWh sales. The Company recovers the costs of Purchased Electricity in its rates at cost and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $5.7 million in the three months ended March 31, 2009 compared to the same period in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $2.1 million of the increase. In addition, higher year over year compensation and employee benefit expenses of $0.7 million and higher utility operating costs of $0.4 million, partially offset by lower professional fees of $0.3 million, contributed to the increase in O&M expenses. The increase in O&M expenses also reflects higher insurance costs in 2009 compared to 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

Conservation & Load Management – Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 90% of these costs are related to electric operations and 10% to gas operations.

Total Conservation & Load Management expenses increased by $0.5 million in the three months ended March 31, 2009 compared to the same period in 2008. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $1.1 million, or 21.2%, in the three months ended March 31, 2009 compared to the same period in 2008. The increase primarily reflects the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs.

Local Property and Other Taxes – Local Property and Other Taxes increased by $1.3 million, or 76.5%, in the three months ended March 31, 2009 compared to the same period in 2008. The increase primarily reflects the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher local property tax rates on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes were higher by $3.5 million for the three months ended March 31, 2009 compared to the same period in 2008 reflecting higher pre-tax earnings in the current quarter.

Other Non-Operating Expense

Other Non-operating Expenses decreased by $0.1 million in the three month period ended March 31, 2009 compared to the same period in 2008. This change reflects an adjustment of $0.1 million recorded in the first quarter of 2008 in conjunction with the Company’s approved electric base distribution rate increase in Massachusetts.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2009	2008	Change
Interest Expense
Long-term Debt	$4.6	$2.9	$1.7
Short-term Debt	1.1	0.3	0.8
Regulatory Liabilities	—	—	—

Subtotal Interest Expense	5.7	3.2	2.5

Interest (Income)
Regulatory Assets	(0.7)	(0.6)	(0.1)
AFUDC and Other	(0.2)	—	(0.2)

Subtotal Interest (Income)	(0.9)	(0.6)	(0.3)

Total Interest Expense, Net	$4.8	$2.6	$2.2

Interest Expense, Net increased $2.2 million in the three months ended March 31, 2009 compared to the same period in 2008. The addition of Northern Utilities and Granite State accounted for $1.7 million of the increase, reflecting the issuance of long-term notes by Northern Utilities and Granite State in December 2008. In addition to this increase in Interest Expense, Net reflects higher average borrowings in the current quarter.

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

At March 31, 2009, Unitil had $39.1 million outstanding under a bank financing facility utilized in connection with the financing of the acquisition of Northern Utilities and Granite State on December 1, 2008. The Company expects to repay the outstanding balance under this facility prior to its maturity date of November 1, 2009 by issuing additional equity or debt.

In addition, at March 31, 2009, the Company had $48.6 million in short-term debt outstanding through bank borrowings under its revolving credit agreement (excluding amounts borrowed under the bank financing facility discussed above). The revolving credit agreement contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of March 31, 2009, the Company was in compliance with financial covenants contained in the revolving credit agreement.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2009, there were approximately $27.1 million of guarantees outstanding and these guarantees extend through December 31, 2010.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.6 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

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

Cash Flows

On December 1, 2008, the Company acquired Northern Utilities and Granite State. Cash flow results for the first quarter of 2009 include the activity for the acquired companies. Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2009 compared to the same period in 2008.

	Three Months Ended March 31,
	2009	2008
Cash Provided by Operating Activities	$5.0	$7.9

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $5.0 million during the three months ended March 31, 2009, a decrease of $2.9 million over the comparable period in 2008. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $5.3 million, and uses of cash for working capital increased $4.7 million, while all other sources and uses of cash from Operating Activities resulted in net use of cash of $3.5 million in the first three months of 2009 compared to 2008.

	Three Months Ended March 31,
	2009	2008
Cash (Used in) Investing Activities	$(18.0)	$(4.5)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $18.0 million for the three months ended March 31, 2009, an increase in capital spending of $13.5 million over the comparable period in 2008. Of this amount, $9.9 million is related to expenditures for the December 2008 ice storm, and $2.5 million is related to capital expenditures for Northern Utilities.

	Three Months Ended March 31,
	2009	2008
Cash Provided by (Used in) Financing Activities	$16.0	$(4.0)

Cash Provided by (Used in) Financing Activities – Cash (Used in) Financing Activities was $16.0 million in the three months ended March 31, 2009. Proceeds from the issuance of Common Stock of $5.4 million reflect the exercise of an over-allotment option by underwriters to purchase additional shares related to the Company’s December 2008 public offering. Additional short-term borrowings provided $13.6 million for a total of $19.0 million of cash in the first three months of 2009. Uses of cash of $3.0 million primarily reflect Unitil’s regular quarterly dividend payments on Common and Preferred Stock, and the scheduled repayment of long-term debt.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 18, 2009.

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy is regulated by the FERC and the NHPUC. Fitchburg is regulated by the FERC and the MDPU. Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the provisions of FASB Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” (SFAS No. 71). In accordance with SFAS No. 71, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)
	March 31,		December 31,
	2009	2008	2008
Energy Supply Contract Obligations	$47.7	$67.7	$52.7
Deferred Restructuring Costs	28.2	29.6	28.3
Generation-related Assets	0.6	1.4	0.8

Subtotal – Restructuring Related Items	76.5	98.7	81.8

Retirement Benefit Obligations	45.3	35.1	45.5
Income Taxes	15.6	14.2	16.0
Environmental Obligations	20.9	10.9	19.7
Other	12.0	3.1	10.1

Total Regulatory Assets	$170.3	$162.0	$73.1
Less: Current Portion of Regulatory Assets(1)	26.7	22.8	26.9

Regulatory Assets - noncurrent	$143.6	$139.2	$146.2

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

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

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2008 and 2007, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $200,000 in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2008 and 2007, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $675,000 and $690,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $531,000 and $539,000, respectively. (See Note 8 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2009, 149 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two of these agreements expired on March 31, 2009, and these agreements were successfully renegotiated, with a new combined agreement that will expire on March 31, 2012. Two agreements expire on May 31, 2010, and one agreement expires on June 5, 2010. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2009 and March 31, 2008 were 4.78% and 3.84%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Gas	$72.4	$14.3
Electric	62.1	56.6
Other	1.1	1.0

Total Operating Revenues	135.6	71.9

Operating Expenses
Purchased Gas	48.4	9.0
Purchased Electricity	47.2	42.9
Operation and Maintenance	10.4	4.7
Conservation & Load Management	1.1	0.6
Depreciation and Amortization	6.3	5.2
Provisions for Taxes:
Local Property and Other	3.0	1.7
Federal and State Income	5.3	1.8

Total Operating Expenses	121.7	65.9

Operating Income	13.9	6.0
Other Non-Operating Expense (Income)	—	0.1

Income Before Interest Expense	13.9	5.9
Interest Expense, Net	4.8	2.6

Net Income	9.1	3.3
Less: Dividends on Preferred Stock	—	—

Earnings Applicable to Common Shareholders	$9.1	$3.3

Average Common Shares Outstanding – Basic (000’s)	8,018	5,719
Average Common Shares Outstanding – Diluted (000’s)	8,018	5,724
Earnings Per Common Share (Basic and Diluted)	$1.14	$0.57

Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED)
	March 31,		December 31,
	2009	2008	2008
ASSETS:

Utility Plant:
Electric	$297.2	$271.3	$289.0
Gas	309.1	69.2	304.2
Common	30.4	27.2	30.5
Construction Work in Progress	10.4	4.9	17.7

Total Utility Plant	647.1	372.6	641.4
Less: Accumulated Depreciation	218.6	123.2	218.6

Net Utility Plant	428.5	249.4	422.8

Current Assets:
Cash	14.5	4.0	11.5
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $3.7, $1.4 and $3.0	51.9	28.9	39.7
Accrued Revenue	50.0	38.1	58.9
Gas Inventory	8.7	0.6	31.6
Materials and Supplies	3.1	1.9	2.7
Prepayments and Other	2.9	1.8	5.9

Total Current Assets	131.1	75.3	150.3

Noncurrent Assets:
Regulatory Assets	143.6	139.2	146.2
Other Noncurrent Assets	23.0	6.7	15.9

Total Noncurrent Assets	166.6	145.9	162.1

TOTAL	$726.2	$470.6	$735.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED)
	March 31,		December 31,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$148.5	$100.0	$139.5
Preferred Stock	2.0	2.1	2.0
Long-Term Debt, Less Current Portion	249.2	159.6	249.3

Total Capitalization	399.7	261.7	390.8

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Accounts Payable	29.9	15.6	36.3
Short-Term Debt	87.7	16.7	74.1
Energy Supply Contract Obligations	21.6	20.0	42.0
Other Current Liabilities	36.4	13.2	35.8

Total Current Liabilities	176.0	65.9	188.6

Deferred Income Taxes	29.1	31.9	31.1

Noncurrent Liabilities:
Energy Supply Contract Obligations	31.2	47.7	34.6
Retirement Benefit Obligations	69.7	49.6	67.4
Environmental Obligations	11.4	12.0	12.3
Other Noncurrent Liabilities	9.1	1.8	10.4

Total Noncurrent Liabilities	121.4	111.1	124.7

TOTAL	$726.2	$470.6	$735.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income	$9.1	$3.3
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	6.3	5.2
Deferred Taxes Provision	(1.8)	(0.2)
Changes in Current Assets and Liabilities:
Accounts Receivable	(12.2)	(4.0)
Accrued Revenue	9.4	(1.3)
Accounts Payable	(6.4)	(2.0)
All other Current Assets and Liabilities	2.5	5.3
Other, net	(1.9)	1.6

Cash Provided by Operating Activities	5.0	7.9

Investing Activities:
Property, Plant and Equipment Additions	(18.0)	(4.5)

Cash (Used in) Investing Activities	(18.0)	(4.5)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt	13.6	(2.1)
Dividends Paid	(2.8)	(2.0)
Proceeds from Issuance of Common Stock, net	5.4	0.2
Other, net	(0.2)	(0.1)

Cash Provided by (Used in) Financing Activities	16.0	(4.0)

Net Increase (Decrease) in Cash	3.0	(0.6)
Cash at Beginning of Period	11.5	4.6

Cash at End of Period	$14.5	$4.0

Supplemental Cash Flow Information:
Interest Paid	$2.6	$2.1
Income Taxes Paid	—	0.2

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

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (NiSource) pursuant to the Stock Purchase Agreement dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil (the “Acquisitions”). The purchase price allocation, as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on February 18, 2009, is preliminary and is subject to change due to several factors, including, but not limited to: (1) changes in the fair values of Northern Utilities’ and Granite State’s current assets and liabilities as of the date of the acquisition; (2) the actual transition and transaction costs incurred; and (3) changes in the Company’s valuation estimates that may be made between now and the time the purchase price allocation is finalized. As of March 31, 2009 there have been no material adjustments to the purchase price allocation.

Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern and central Maine and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine (collectively referred to as the distribution utilities).

Granite State is a natural gas transportation pipeline, operating 87 miles of underground gas transmission pipeline primarily located in Maine, New Hampshire and Massachusetts. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third -party marketers.

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service; Unitil Realty; and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource) are wholly-owned subsidiaries of Unitil Resources. Usource provides brokering and advisory services to large commercial and industrial customers in the northeastern United States.

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on February 18, 2008, for a description of the Company’s Basis of Presentation.

As discussed above, the Company acquired Northern Utilities and Granite State on December 1, 2008. Accordingly, the operations of Northern Utilities and Granite State are included in the Company’s consolidated financial statements from the date of acquisition, including the three month period ended March 31, 2009 but not for the three months ended March 31, 2008. See Note 10.

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

Derivatives – The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases NYMEX futures that correspond to the associated delivery month. Any gains or losses on the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. As a result of the ratemaking process, the Company records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in Purchased Gas when recovered in revenues. The Company’s Consolidated Balance Sheets include derivative liabilities related to net unrealized losses on futures contracts in Other Current Liabilities and Noncurrent Liabilities which are offset in Accrued Revenues on the Company’s Consolidated Balance Sheets.

Reclassifications – Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation, principally including the reclassification of $22.8 million of Noncurrent Assets to Current Assets and $20.0 million of Noncurrent Liabilities to Current Liabilities related to current collections and obligations of Regulatory Assets and Regulatory Liabilities for 2008.

Recently Issued Pronouncements – On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSG FAS 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect that the adoption of FSP FAS 107-1 will have an impact on the Company’s Consolidated Financial Statements.

On December 30, 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (FSP FAS 132(R)-1) to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 are to be provided for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of the deferred sections of FSP FAS 132(R)-1 will have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/26/09	05/15/09	05/01/09	$ 0.345
01/15/09	02/16/09	02/02/09	$ 0.345
09/25/08	10/31/08	10/17/08	$ 0.345
06/19/08	08/15/08	08/01/08	$ 0.345
03/20/08	05/15/08	05/01/08	$ 0.345
01/17/08	02/15/08	02/01/08	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

As of August 21, 2008 the Company’s common stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s common stock trades under the symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 8,105,540, 5,763,159 and 7,791,617 of common shares outstanding at March 31, 2009, March 31, 2008 and December 31, 2008, respectively.

Unitil Corporation Common Stock Offering – On December 15, 2008, the Company issued and sold 2,000,000 shares of its common stock at a price of $20.00 per share in a registered public offering. The Company repaid $36.8 million outstanding under the bank financing facility for the Company’s acquisitions of Northern Utilities and Granite State with the net proceeds from the sale and issuance of its common stock.

As part of this offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares to cover any over-allotments. The underwriters exercised their over-allotment option and purchased an additional 270,000 shares of the Company’s common stock in January 2009. The Company’s net increase to Common Equity and Cash proceeds from the over-allotment sales were approximately $5.1 million (after payment of the underwriting discount, but excluding estimated offering expenses) and were used to repay a portion of the bank financing for the Company’s acquisitions of Northern Utilities and Granite State and to repay other short-term indebtedness. The Company recorded the issuance of the 270,000 shares, the sale proceeds and the increase in Common Equity in January 2009.

The Company currently has 1,730,000 shares of its common stock registered on an effective Registration Statement on Form S-3 under the Securities Act of 1933 and available for public offerings. On April 24, 2009, the Company filed a Registration Statement on Form S-3 for 1,270,000 shares of its common stock. As a result, once this Registration Statement is declared effective, the Company will have 3,000,000 shares of its common stock available for future public offerings, including the 1,730,000 shares carried over from the Company’s previously filed Registration Statement.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2009, the Company sold 11,663 shares of its Common Stock, at an average price of $20.29 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $237,000 were used to reduce short-term borrowings.

During the first quarter of 2008, the Company sold 7,596 shares of its Common Stock, at an average price of $27.94 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $212,000 were used to reduce short-term borrowings.

Restricted Stock Plan – The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 17, 2009, 32,260 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $661,007. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.1 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 3.3 years as the shares vest. During the first quarter of 2009, 12,459 restricted shares vested. As of March 31, 2009 there were 52,019 unvested restricted shares.

Preferred Stock

Details on preferred stock at March 31, 2009, March 31, 2008 and December 31, 2008 are shown below:

(Amounts in Millions)

	March 31,		December 31,
	2009	2008	2008
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.9	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.1	$2.0

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at March 31, 2009, March 31, 2008 and December 31, 2008 are shown below ($ Millions):

	March 31,		December 31,
	2009	2008	2008
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	—	30.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	—	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	—	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	4.6	5.0	4.7

Total Long-Term Debt	249.6	160.0	249.7
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$249.2	$159.6	$249.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2009 is estimated to be approximately $232 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

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

Credit Arrangements

At March 31, 2009, Unitil had $39.1 million outstanding under a bank financing facility utilized in connection with the financing of the acquisition of Northern Utilities and Granite State on December 1, 2008. The Company expects to repay the outstanding balance under this facility prior to its maturity date of November 1, 2009 by issuing additional equity or debt.

In addition, at March 31, 2009, the Company had $48.6 million in short-term debt outstanding through bank borrowings under its revolving credit agreement (excluding amounts borrowed under the bank financing facility discussed above). The revolving credit agreement also contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of March 31, 2009, the Company was in compliance with financial covenants contained in the revolving credit agreement.

On November 1, 2008, Northern Utilities entered into a gas storage management agreement (the “Agreement”) pursuant to which (i) Northern Utilities released certain pipeline and storage capacity to an asset manager from November 1, 2008 through April 30, 2009 and (ii) the asset manager financed inventories associated with the released storage capacity from Northern Utilities contemporaneously with the closing of the Acquisitions. The Agreement requires Northern Utilities to repurchase quantities of natural gas over the course of the 2008/2009 winter heating season at a specified price and any remaining balance of the gas inventory on April 30, 2009 at the same price initially paid by the asset manager. The Agreement provides for the Company to issue a guarantee of payment of $15 million for the term of the agreement. There is $5.0 million and $24.0 million outstanding at March 31, 2009 and December 31, 2008, respectively, related to this Agreement.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2009 there are $27.1 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2010. Of this amount, $8.1 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage Agreement discussed above. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.6 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite State notes due 2018. As of March 31, 2009, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. This guarantee will terminate if Granite State reorganizes and merges with and into Northern Utilities.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2009 and March 31, 2008:

Three Months Ended March 31, 2009 (Millions)	Electric	Gas	Other	Non-Regulated	Total
Revenues	$62.1	$72.4	$—	$1.1	$135.6
Segment Profit	1.5	7.6	(0.4)	0.4	9.1
Identifiable Segment Assets	353.5	351.0	20.5	1.1	726.1
Capital Expenditures	13.3	4.6	0.1	—	18.0

Three Months Ended March 31, 2008 (Millions)
Revenues	$56.6	$14.3	$—	$1.0	$71.9
Segment Profit (Loss)	0.5	2.8	(0.1)	0.1	3.3
Identifiable Segment Assets	331.2	111.5	26.9	1.0	470.6
Capital Expenditures	4.2	0.3	—	—	4.5

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 18, 2009.

Legal Proceedings

A putative class action Complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009 an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Storm. The Company believes the suit is without merit, and will defend itself vigorously.

Regulatory Matters

Unitil Energy – On March 12, 2009, Unitil Energy, with the agreement of Staff of the NHPUC, filed a letter with the NHPUC seeking approval of a change in the date of its annual stranded cost recovery and external delivery reconciliation and rate revision filing to allow for inclusion of updated transmission costs that are effective June of each year. Unitil Energy proposes that its annual filing be submitted no later than 45 days before its proposed effective date of August 1, 2009. This matter remains pending.

On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. On January 16, 2009, the NHPUC issued its decision in this matter, concluding that such rate mechanisms should only be implemented on a company-by-company basis in the context of an examination of company specific costs and revenues, service territory, customer mix and rate base investment. On March 23, 2009, the NHPUC denied a Motion for Rehearing of this matter.

Major Ice Storm – On December 11 and 12, 2008, a severe ice storm struck the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities.

An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers. Unitil was able to restore power to one-third of its Massachusetts customers within three days, 80 percent of its customers by day seven, and the final Massachusetts customers, including those with individual service problems, were restored by day 13, December 24, 2008. On January 7, 2009, the MDPU opened an investigation into the Preparation and Response of the Massachusetts electric distribution companies to the December 12, 2008 Winter Storm. On February 23, 2009, each electric distribution company, including Fitchburg, filed a report detailing its response to the storm and outages, and its service restoration efforts with the MDPU. On March 25, 2009, Fitchburg filed with the MDPU a second report, consisting of a self assessment of the Company’s response to the storm, and a set of specific recommendations to improve its ability to respond to such emergencies in the future. Public hearings have been held in each of the electric distribution utilities’ service territories in Massachusetts. Evidentiary hearings before the MDPU concerning Fitchburg’s storm response are scheduled for mid-May, 2009. Based on its preliminary assessment, the Company has accrued and deferred, excluding capital construction expenditures, approximately $10 million in costs for the repair and replacement of electric distribution systems damaged during the storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. This matter remains pending.

Fitchburg – Gas Operations – On March 12, 2009, the MDPU opened an investigation into Fitchburg’s gas procurement practices. The purpose of this investigation is to determine: (1) whether Fitchburg has engaged in a purchasing program to mitigate the volatility of gas commodity prices without MDPU approval; and, if so, (2) an appropriate remedy, including whether Fitchburg’s ratepayers are entitled to reimbursement for any gas supply costs that are higher than they would have been absent such purchasing program. The Company believes that its gas procurement practices have been and remain in compliance and consistent with all relevant MDPU rules and orders and Massachusetts law, and does not believe that the investigation will have a material adverse impact upon the Company’s financial condition or the results of its operations. This matter remains pending.

Fitchburg – Other – On February 11, 2009, the MA Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The Court, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file a proposed plan to establish a smart grid pilot program. On March 31, 2009, pursuant to Section 85 of the GC Act, Fitchburg filed its Smart Grid Pilot Program with the MDPU. Fitchburg’s proposal includes a power quality monitoring pilot, a distribution capacitor bank control pilot, and a residential time-of-use, critical peak period, and demand response pilot.

Northern Utilities – Notices of Probable Violation – Beginning in October 2007, the MPUC initiated formal investigations into a number of Notices of Probable Violation (NOPVs) alleging that Northern Utilities had violated various provisions of the federal pipeline safety regulations, as adopted by the MPUC. Northern Utilities, the MPUC Staff and Unitil filed a comprehensive settlement (Settlement), which was approved by the MPUC on November 21, 2008, resolving these matters. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for certain safety related improvements for which no rate recovery will be allowed and obligations to be undertaken for Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at March 31, 2009 was $2.3 million.

Northern Utilities – New Hampshire 2007/2008 Winter Cost of Gas – On October 31, 2007, the NHPUC issued Order No. 24,798 concerning the 2007/2008 winter cost of gas proceeding for Northern Utilities’ New Hampshire division. In that order, the NHPUC noted that Northern Utilities had identified an unusually high level of lost and unaccounted for gas (UAFG), and ordered Northern Utilities to file a detailed report concerning its investigation of this matter. Through its investigation, Northern Utilities determined that the UAFG affected both its New Hampshire and Maine divisions, and that the cause appeared to be incorrect metering at the Maritimes & Northeast (M&NE) / Portland Natural Gas Transmission System’s (PNGTS) Newington Gate Station caused by an erroneous meter module change. The metering equipment was operated and maintained by a third party, Spectra Energy, the parent company of M&NE. PNGTS and M&NE share joint ownership of the section of the pipeline connected to Granite State at the Newington Gate Station. The error caused Granite State to be billed for 758,702 Dth of natural gas, with Granite State then billing Northern Utilities for an equivalent amount, although the volumes of gas were not actually consumed. The meter error was corrected and Northern Utilities, Granite State, Spectra Energy and PNGTS reached an agreement whereby PNGTS will provide to Northern Utilities, through Granite State, gas volumes equal to the misread amounts to correct for the error, over a period of approximately 18 months. Both the NHPUC and the MPUC have approved this arrangement, as well as Northern Utilities’ methodology for allocating the gas received to its Maine and New Hampshire divisions based upon the actual gas use over the period the meters were misread. As of March 31, 2009, Northern Utilities has recorded approximately $3.0 million reflecting the anticipated liability of the future refund amount based on current market prices with an offsetting receivable from Granite State.

Northern Utilities – Maine Capacity Costs – In its October 28, 2008 approval of Northern Utilities’ Maine Division’s Cost of Gas Factor for the 2008-2009 Winter Period, the MPUC approved recovery of an additional $0.5 million of annual demand costs that had been inadvertently omitted from Northern Utilities’ reconciliation of the 2008-2009 Winter Period rates, although analogous costs had been included in its calculation of 2007-2008 Winter Period rates. The MPUC determined that recovery of these Local Production Capacity Costs was consistent with previous MPUC orders.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 18, 2009.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at March 31, 2009 are current and non-current accrued liabilities totaling $10.8 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Also included on the Company’s Consolidated Balance Sheet at March 31, 2009 are current and non-current accrued liabilities totaling $2.4 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process.

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

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2009	2008
Used to Determine Plan Costs
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

Used to Determine Benefit Obligations:
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2009	2008	2009	2008	2009	2008
Service Cost	$571	$488	$357	$355	$54	$37
Interest Cost	1,073	944	578	559	45	32
Expected Return on Plan Assets	(1,108)	(1,093)	(89)	(81)	—	—
Prior Service Cost Amortization	66	27	428	340	—	—
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	399	319	—	—	18	6

Sub-total	1,001	685	1,279	1,178	117	75
Amounts Capitalized and Deferred	(282)	(201)	(358)	(439)	—	—

Net Periodic Benefit Cost Recognized	$719	$484	$921	$739	$117	$75

Employer Contributions

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA were new minimum funding rules which went into effect for plan years beginning in 2008. The funding target was 100% of a plan’s liability (as determined under the PPA) with any shortfall amortized over seven years, with lower (92%—100%) funding targets available to well-funded plans during the transition period. Due to the significant declines in the valuation of capital markets during 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (Recovery Act) was signed into law on December 23, 2008. Included in the Recovery Act are temporary modifications to the minimum funding rules set forth in the PPA such that all plans, except those that were subject to deficit reduction contribution requirements in 2007, are allowed to amortize any shortfall from the lower funding targets, rather than the 100% target, for the 2008 - 2010 plan years. This did not affect the Company’s Pension Plan in 2008 as its Pension Plan was 99% funded under the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as of January 1, 2008 and met the exemption from the shortfall amortization. The Company expects to contribute approximately $4.0 million to fund its Pension Plan in 2009.

As of March 31, 2009, the Company had made $0.2 million and $13,000 of contributions to the PBOP and SERP Plans, respectively, in 2009. The Company presently anticipates contributing an additional $2.6 million and $40,000 to the PBOP and SERP Plans, respectively, in 2009.

NOTE 9: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2008 and for the current interim reporting period ended March 31, 2009 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2005; December 31, 2006; and December 31, 2007. Income tax filings for the year ended December 31, 2008 have been extended until September 15, 2009. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

NOTE 10: UNAUDITED PRO FORMA FINANCIAL DATA RELATED TO ACQUISITIONS

On December 1, 2008, the Company acquired Northern Utilities and Granite State, as discussed in Note 1. Had the results of operations for Northern Utilities and Granite State been combined with the Company as of the beginning of 2008, the Company’s pro forma results for the three months ended March 31, 2008 would have been as follows:

(Millions, except per share amounts) (Unaudited)	Three Months Ended March 31, 2008
Revenues	$126.4

Earnings Applicable to Common Shareholders	$7.0

Earnings per Share
Basic	$0.88

Diluted	$0.88

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

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2008 as filed with the SEC on February 18, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2009.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 26, 2008, the Company periodically repurchased shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. There was no pool or maximum number of shares related to these purchases; however, the trading plan automatically terminated when $82,500 in value of shares were purchased so that, as of March 31, 2009, the value of shares that may yet be purchased under the trading plan was $0.

The Company adopted a new written trading plan under Rule 10b5-1 under the Exchange Act on March 26, 2009, covering the period March 26, 2009 through March 26, 2010. The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $83,000 in value of shares have been purchased or, if sooner, on March 26, 2010.

The Company’s repurchases are shown in the table below for the monthly periods noted:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
1/1/09 – 1/31/09	—	—	—
2/1/09 – 2/28/09	—	—	—
3/1/09 – 3/31/09	214	$18.61	214

Total	214	$18.61	214

Item 5.	Other Information

On April 27, 2009, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2009. The press release is furnished with the Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2009 Announcing Earnings For the Quarter Ended March 31, 2009.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 28, 2009	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 28, 2009	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2009 Announcing Earnings For the Quarter Ended March 31, 2009.	Filed herewith