Form 10-Q
period 2009-06-30
UNITIL CORP
filed 2009-07-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2009

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009
Common Stock, No par value	10,816,882 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2009

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

The Company’s distribution utilities serve approximately 100,300 electric customers and 69,300 natural gas customers in their service territory. The Company’s distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in Net Utility Plant of $426.8 million at June 30, 2009. The Company does not own or operate electric generating facilities or major transmission facilities and substantially all of the Company’s utility assets are dedicated to the local delivery of electricity and natural gas to its customers. Substantially all of Unitil’s revenue and earnings are derived from regulated utility operations.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2009 and June 30, 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As a result of the acquisitions of Northern Utilities and Granite State on December 1, 2008, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in both reporting periods. In particular, the Company expects that consolidated results of operations in current and future reporting periods will reflect to a greater degree the seasonal nature of the natural gas business. Specifically, the Company expects consolidated results of operations will be positively affected during the first and fourth quarters, and negatively affected during the second and third quarters of current and future reporting years.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $0.2 million for the second quarter of 2009, compared to earnings of $1.6 million for the second quarter of 2008. Earnings per common share (EPS) were $0.03 for the three months ended June 30, 2009 compared with $0.28 in the second quarter of 2008. For the six months ended June 30, EPS were $1.10 for 2009 compared to $0.85 for 2008, an increase of $0.25 per share, or 29%, reflecting the positive impact from the acquisitions of Northern Utilities and Granite State.

Earnings for the second quarter of 2009 reflect the greater degree to which the seasonal nature of the natural gas business now affects the Company’s earnings as a result of the acquisitions of Northern Utilities and Granite State, as discussed above. Earnings in the second quarter reflect higher gas utility sales margins offset by lower electric utility sales margins and higher operating, depreciation and interest costs in the quarter as well as a higher number of average shares outstanding year over year, discussed below.

Natural gas sales margin increased $8.4 million and $26.5 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the contribution by Northern Utilities, the Company’s recently acquired local gas distribution utility. Natural gas sales in the six month period ended June 30, 2009 reflect a colder winter heating season this year. Average winter temperatures in the Company’s service territories were 6.4% colder than last year.

Electric sales margin decreased $1.6 million and $0.3 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, reflecting lower sales volumes. Total electric kilowatt-hour (kWh) sales decreased 6.8% and 5.7% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 due to lower average usage by our customers reflecting the continued regional economic slowdown.

Total Operation & Maintenance (O&M) expenses increased $5.0 million and $10.7 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $4.3 million of the increase in the six month period. For the six month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees expense of $1.9 million, primarily related to the December ice storm discussed below, higher compensation and employee benefit expenses of $0.6 million and higher utility operating costs of $1.1 million contributed to the increase in O&M expenses. The increase in O&M expenses for the six month period also reflects higher insurance costs in 2009 compared to the same period in 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

Depreciation, Amortization, Taxes and Other expenses increased $2.1 million and $7.9 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs.

Interest Expense, Net increased $1.4 million and $3.6 million in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These increases are primarily due to the addition of Northern Utilities and Granite State, reflecting the issuance of long-term notes by Northern Utilities and Granite State in December 2008. In addition, these increases in Interest Expense, Net reflect higher average borrowings in the current periods.

Usource, our non-regulated energy brokering business, recorded revenues of $1.1 million and $2.2 million in the three and six month periods ended June 30, 2009, respectively, increases of $0.3 million and $0.4 million over the comparable periods of 2008. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

On December 11 and 12, 2008, a severe ice storm struck the New England region, creating extended power outages for many residents of Massachusetts and New Hampshire, including Unitil’s electric customers in New Hampshire and the greater Fitchburg, Massachusetts service territory. Based on its preliminary assessment, the Company has accrued and deferred, excluding capital construction expenditures, approximately $12.5 million in costs for the repair and replacement of electric distribution systems damaged during the storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

Between December 2008 and June 2009, the Company issued and sold 4,970,000 shares of its common stock, including its underwriters’ excercise of overallotment options to purchase an additional 570,000 shares, at a price of $20.00 per share in registered public offerings. The Company used net proceeds of $93.1 million from these offerings (i) to repay all amounts outstanding under the bridge credit facility that the Company used to partially finance the acquisition of Northern Utilities and Granite State which closed on December 1, 2008, and (ii) for other general corporate purposes, including capital contributions to Unitil’s distribution utilities and repayment of short-term debt. See Note 4. Overall, the positive results of operations and net income are reflected over a higher number of average shares outstanding year over year.

In 2008, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2009, March, 2009 and June, 2009 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2009 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s Total Assets increased by $230.9 million as of June 30, 2009 compared to June 30, 2008. The increase in Total Assets was primarily due to the inclusion of the acquisitions of Northern Utilities and Granite State and to capital expenditures related to Unitil Energy’s and Fitchburg’s electric and gas distribution systems.

The Company’s Total Capitalization increased by $185.6 million as of June 30, 2009 compared to June 30, 2008 reflecting the issuance of common shares by the Company as part of its financing of the acquisitions of Northern Utilities and Granite State (See Note 4 to the accompanying Consolidated Financial Statements) and the issuance and sale of Senior Unsecured Notes by Northern Utilities and Granite State (See Note 5 to the accompanying Consolidated Financial Statements). The Company’s Total Liabilities increased $45.3 million primarily due to the acquisitions of Northern Utilities and Granite State.

Gas Sales, Revenues and Margin

Therm Sales – Overall, Unitil’s total therm sales of natural gas increased in the three and six month periods ended June 30, 2009 compared to the same periods in 2008. These increases primarily reflect the contribution of sales by Northern Utilities. Excluding the contribution to sales by Northern Utilities, total therm sales of natural gas decreased 9.7% in the three months ended June 30, 2009 compared to the same period in 2008 and increased 1.1% in the six months ended June 30, 2009 compared to the same period in 2008. The increase in the six month period ended June 30, 2009 reflects a colder winter heating season this year. Average winter temperatures in the Company’s service territories were 6.4% colder than last year. The lower sales in the three month period ended June 30, 2009 reflect energy conservation and lower usage of natural gas by C&I customers for production operations.

The following table details total firm therm sales for the three and six months ended June 30, 2009 and 2008, by major customer class:

Therm Sales (millions) (a)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Residential	6.9	2.1	4.8	228.6%	26.2	6.9	19.3	279.7%
Commercial / Industrial	28.5	4.1	24.4	595.1%	86.6	10.9	75.7	694.5%

Total	35.4	6.2	29.2	471.0%	112.8	17.8	95.0	533.7%

(a)	2009 Therm Sales include Northern Utilities, acquired on December 1, 2008.

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2009 and 2008:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change(1)	2009	2008	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$9.6	$3.5	$6.1	92.4%	$40.0	$11.6	$28.4	135.9%
Commercial / Industrial	13.8	3.1	10.7	162.1%	55.8	9.3	46.5	222.5%

Total Gas Operating Revenue	$23.4	$6.6	$16.8	254.5%	$95.8	$20.9	$74.9	358.4%

Cost of Gas Sales:
Purchased Gas	$11.8	$3.9	$7.9	119.7%	$60.2	$12.9	$47.3	226.3%
Conservation & Load Management	0.6	0.1	0.5	7.6%	1.2	0.1	1.1	5.3%

Gas Sales Margin	$11.0	$2.6	$8.4	127.3%	$34.4	$7.9	$26.5	126.8%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $16.8 million and $74.9 million in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the natural gas sales for Northern Utilities. Total Gas Operating Revenues include the recovery of the cost of sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the second quarter of 2009 reflects higher Purchased Gas costs of $7.9 million, higher C&LM revenues of $0.5 million and higher gas sales margin of $8.4 million. The increase in Total Gas Operating Revenues in the first six months of 2009 reflects higher Purchased Gas costs of $47.3 million, higher C&LM revenues of $1.1 million and higher gas sales margin of $26.5 million.

The Purchased Gas and C&LM component of Gas Operating Revenues increased $8.4 million and $48.4 million in the three and six month periods ended June 30, 2009 compared to the same periods in 2008. These increases primarily reflect the natural gas sales for Northern Utilities. Purchased Gas revenues include the recovery of the cost of gas supply as well as other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $8.4 million and $26.5 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the contribution by Northern Utilities.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kilowatt (kWh) sales decreased 6.8% and 5.7% in the three and six month periods ended June 30, 2009, respectively compared to the same periods in 2008. Electric kWh sales to residential customers in the three and six month periods ended June 30, 2009 decreased 4.3% and 2.5%, respectively, compared to the same periods in 2008 while sales to C&I customers decreased 8.2% and 7.7%, respectively, in those periods compared to the same periods in 2008. The lower kWh sales in 2009 compared to 2008 reflect lower average usage by our customers due to the continued regional economic slowdown.

The following table details total kWh sales for the three and six months ended June 30, 2009 and 2008 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Residential	141.1	147.5	(6.4)	(4.3%)	321.7	329.9	(8.2)	(2.5%)
Commercial / Industrial	233.2	254.0	(20.8)	(8.2%)	475.3	515.1	(39.8)	(7.7%)

Total	374.3	401.5	(27.2)	(6.8%)	797.0	845.0	(48.0)	(5.7%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2009 and 2008:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change(1)	2009	2008	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$23.3	$25.9	$(2.6)	(5.0%)	$56.4	$56.2	$0.2	0.2%
Commercial / Industrial	23.7	26.1	(2.4)	(4.6%)	52.7	52.4	0.3	0.3%

Total Electric Operating Revenue	$47.0	$52.0	$(5.0)	(9.6%)	$109.1	$108.6	$0.5	0.5%

Cost of Electric Sales:
Purchased Electricity	$33.4	$36.8	$(3.4)	(6.5%)	$80.6	$79.7	$0.9	0.9%
Conservation & Load Management	0.8	0.8	—	—	1.3	1.4	(0.1)	(0.1%)

Electric Sales Margin	$12.8	$14.4	$(1.6)	(3.1%)	$27.2	$27.5	$(0.3)	(0.3%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues, decreased by $5.0 million, or 9.6%, and increased by $0.5 million, or 0.5%, in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. Total Electric Operating Revenues include the recovery of costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the second quarter of 2009 reflects lower Purchased Electricity costs of $3.4 million and lower electric sales margin of $1.6 million. The increase in Total Electric Operating Revenues in the first six months of 2009 reflects higher Purchased Electricity costs of $0.9 million, partially offset by lower C&LM revenues of $0.1 million and lower electric sales margin of $0.3 million.

The Purchased Electricity and C&LM component of Total Electric Operating Revenues decreased $3.4 million, or 6.5%, and increased a net $0.8 million, or 0.8%, in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in the three month period reflects lower sales volumes and lower electric commodity prices. The increase in the six month period reflects higher electric commodity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales volumes and lower spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin decreased $1.6 million and $0.3 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in the three month period reflects lower sales volumes. The decrease in the six month period reflects lower sales volumes partially offset by higher electric base rates implemented in March 2008.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2009 and 2008:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Other	$1.1	$0.8	$0.3	37.5%	$2.2	$1.8	$0.4	22.2%

Total Other Revenue	$1.1	$0.8	$0.3	37.5%	$2.2	$1.8	$0.4	22.2%

Total Other Revenue increased $0.3 million, or 37.5% and $0.4 million, or 22.2%, in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $7.9 million and $47.3 million in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the natural gas supply purchases for Northern Utilities, which were not included in the prior year period. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $3.4 million, or 9.2%, and increased $0.9 million, or 1.1%, in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in the three month period primarily reflects lower sales volumes and lower electric commodity prices. The increase in the six month period reflects higher electric commodity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales volumes. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $5.0 million and $10.7 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $1.9 million and $4.3 million of the increases in the three and six month periods, respectively. For the three month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees of $2.2 million, primarily related to the internal review and legal and regulatory proceedings associated with the ice storm of December 2008, higher compensation and employee benefit expenses of $0.2 million, reflecting normal annual increases, and higher utility operating costs of $0.7 million contributed to the increase in O&M expenses. For the six month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees of $1.9 million, primarily related to the internal review and legal and regulatory proceedings associated with the ice storm of December 2008, higher compensation and employee benefit expenses of $0.6 million and higher utility operating costs of $1.1 million contributed to the increase in O&M expenses. The increase in the six month period also reflects higher insurance costs in 2009 compared to 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

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

Total C&LM expenses decreased $0.5 million, or 55.6% and $1.0 million, or 66.7%, in the three and six month periods ended June 30, 2009 compared to the same periods in 2008. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $1.9 million, or 42.2% and $3.0 million, or 30.9% in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.8 million and $2.1 million in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher local property tax rates on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $0.6 million in the three month period ended June 30, 2009 compared to the same period in 2008 reflecting lower pre-tax earnings. Federal and State Income Taxes were higher by $2.9 million in the six month period ended June 30, 2009 compared to the same period in 2008 reflecting higher pre-tax earnings.

Other Non-operating Expenses (Income)

Other Non-operating Expenses were flat in the three month period ended June 30, 2009 compared to the same period in 2008. For the six month period ended June 30, 2009, Other Non-operating Expenses decreased $0.1 million compared to the same period in 2008. This change reflects an adjustment of $0.1 million recorded in the first quarter of 2008 in conjunction with the Company’s approved electric base distribution rate increase in Massachusetts.

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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Interest Expense
Long-term Debt	$4.5	$2.9	$1.6	$9.1	$5.7	$3.4
Short-term Debt	0.6	0.2	0.4	1.1	0.5	0.6
Regulatory Liabilities	0.1	—	0.1	0.1	0.1	—

Subtotal Interest Expense	5.2	3.1	2.1	10.3	6.3	4.0

Interest (Income)
Regulatory Assets	(0.6)	(0.7)	0.1	(1.3)	(1.3)	—
AFUDC and Other	(0.9)	(0.1)	(0.8)	(0.5)	(0.1)	(0.4)

Subtotal Interest (Income)	(1.5)	(0.8)	(0.7)	(1.8)	(1.4)	(0.4)

Total Interest Expense, Net	$3.7	$2.3	$1.4	$8.5	$4.9	$3.6

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

Interest Expense, Net increased $1.4 million and $3.6 million in the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2009. These increases were primarily due to the issuance of the long-term notes, noted above, and higher average borrowings in the current periods, partially offset by lower interest expense related to the repayment of the bank financing facility in the second quarter of 2009. In the second quarter of 2009, the permanent financing of the acquisition was completed and the associated interim financing fees and costs of the acquisition were recognized as part of transaction costs, to be amortized over 10 years, in accordance with the provisions of the regulatory orders approving the acquisitions by the NHPUC and MPUC.

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

At June 30, 2009, the Company had $30.6 million in short-term debt outstanding through bank borrowings under its revolving credit agreement. The revolving credit agreement contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of June 30, 2009, the Company was in compliance with financial covenants contained in the revolving credit agreement.

During the second quarter of 2009, the Company repaid the remaining $39.1 million outstanding under a bank financing facility utilized in connection with the financing of the acquisition of Northern Utilities and Granite State on December 1, 2008.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2009, there were approximately $18.3 million of guarantees outstanding and these guarantees extend through December 31, 2010.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.5 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

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

Cash Flows

On December 1, 2008, the Company acquired Northern Utilities and Granite State. Cash flow results for the first six months of 2009 include the activity for the acquired companies. Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2009 compared to the same period in 2008.

	Six Months Ended June 30,
	2009	2008
Cash Provided by Operating Activities	$18.7	$19.8

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $18.7 million during the six months ended June 30, 2009, a decrease of $1.1 million over the comparable period in 2008. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $3.6 million as compared to 2008, and sources of cash for working capital increased $11.2 million, primarily related to the funding in 2009 of deferred regulatory charges related to the December ice storm, while all other sources and uses of cash from Operating Activities resulted in a net use of cash of $15.9 million in the first six months of 2009 compared to 2008.

	Six Months Ended June 30,
	2009	2008
Cash (Used in) Investing Activities	$(26.1)	$(10.2)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $26.1 million for the six months ended June 30, 2009, an increase in capital spending of $15.9 million over the comparable period in 2008. Of this amount, $7.5 million is related to expenditures for the December 2008 ice storm, and $6.9 million is related to capital expenditures for Northern Utilities.

	Six Months Ended June 30,
	2009	2008
Cash Provided by (Used in) Financing Activities	$6.2	$(9.9)

Cash Provided by (Used in) Financing Activities – Cash Provided by Financing Activities was $6.2 million in the six months ended June 30, 2009. Proceeds from the issuance of Common Stock of $56.2 million primarily reflect the issuance of common stock by the Company through public offerings, as discussed above (See Note 4). Short-term borrowings were reduced by $43.5 million in the first six months of 2009 which included the repayment of the temporary bank credit facility utilized in financing the acquisition of Northern Utilities and Granite State on December 1, 2008. Uses of cash of $5.6 million primarily reflect Unitil’s regular quarterly dividend payments on Common and Preferred Stock, and the scheduled repayment of long-term debt.

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

Regulatory Assets consist of the following (millions)
	June 30,		December 31,
	2009	2008	2008
Energy Supply Contract Obligations	$42.8	$62.7	$52.7
Deferred Regulatory and Other Charges	40.9	28.8	28.3
Generation-related Assets	0.4	1.2	0.8

Subtotal – Restructuring Related Items	84.1	92.7	81.8

Retirement Benefit Obligations	46.3	35.2	45.5
Income Taxes	15.3	13.8	16.0
Environmental Obligations	21.4	11.3	19.7
Other	10.2	3.2	10.1

Total Regulatory Assets	$177.3	$156.2	$173.1
Less: Current Portion of Regulatory Assets(1)	24.3	22.4	26.9

Regulatory Assets - noncurrent	$153.0	$133.8	$146.2

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

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

The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2008 and 2007, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $200,000 in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2008 and 2007, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $675,000 and $690,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $531,000 and $539,000, respectively. (See Note 9 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with SFAS No. 5. SFAS No. 5 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2009, 148 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two agreements expire on May 31, 2010, one agreement expires on June 5, 2010 and one agreement expires on March 31, 2012. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2009 and June 30, 2008 were 4.28% and 2.84%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2009 and June 30, 2008 were 4.53% and 3.40%, respectively.

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

ENVIRONMENTAL MATTERS

Please refer to Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1.	Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Gas	$23.4	$6.6	$95.8	$20.9
Electric	47.0	52.0	109.1	108.6
Other	1.1	0.8	2.2	1.8

Total Operating Revenues	71.5	59.4	207.1	131.3

Operating Expenses
Purchased Gas	11.8	3.9	60.2	12.9
Purchased Electricity	33.4	36.8	80.6	79.7
Operation and Maintenance	12.0	7.0	22.4	11.7
Conservation & Load Management	1.4	0.9	2.5	1.5
Depreciation and Amortization	6.4	4.5	12.7	9.7
Provisions for Taxes:
Local Property and Other	2.2	1.4	5.2	3.1
Federal and State Income	0.1	0.7	5.4	2.5

Total Operating Expenses	67.3	55.2	189.0	121.1

Operating Income	4.2	4.2	18.1	10.2
Non-Operating Expenses	0.2	0.2	0.2	0.3

Income Before Interest Expense	4.0	4.0	17.9	9.9
Interest Expense, Net	3.7	2.3	8.5	4.9

Net Income	0.3	1.7	9.4	5.0
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$0.2	$1.6	$9.3	$4.9

Average Common Shares Outstanding – Basic (000’s)	9,014	5,736	8,516	5,728
Average Common Shares Outstanding—Diluted (000’s)	9,014	5,741	8,516	5,733
Earnings Per Common Share (Basic and Diluted)	$0.03	$0.28	$1.10	$0.85

Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED)
	June 30,		December 31,
	2009	2008	2008
ASSETS:

Utility Plant:
Electric	$294.1	$272.8	$289.0
Gas	314.5	69.8	304.2
Common	27.8	27.2	30.5
Construction Work in Progress	13.4	7.3	17.7

Total Utility Plant	649.8	377.1	641.4
Less: Accumulated Depreciation	223.0	126.0	218.6

Net Utility Plant	426.8	251.1	422.8

Current Assets:
Cash	10.3	4.3	11.5
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $2.8, $1.3 and $3.0	30.9	22.5	39.7
Accrued Revenue	31.0	36.6	56.9
Gas Inventory	8.5	2.0	31.6
Materials and Supplies	3.0	1.9	2.7
Prepayments and Other	4.1	2.2	5.9

Total Current Assets	87.8	69.5	148.3

Noncurrent Assets:
Regulatory Assets	153.0	133.8	146.2
Other Noncurrent Assets	26.9	9.2	15.9

Total Noncurrent Assets	179.9	143.0	162.1

TOTAL	$694.5	$463.6	$733.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED)
	June 30,		December 31,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$195.9	$100.0	$139.5
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	249.1	159.4	249.3

Total Capitalization	447.0	261.4	390.8

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Accounts Payable	19.1	18.2	36.3
Short-Term Debt	30.6	12.8	74.1
Energy Supply Contract Obligations	18.1	19.9	42.0
Other Current Liabilities	32.9	8.8	33.8

Total Current Liabilities	101.1	60.1	186.6

Deferred Income Taxes	29.8	34.2	31.1

Noncurrent Liabilities:
Energy Supply Contract Obligations	27.7	42.8	34.6
Retirement Benefit Obligations	71.1	51.0	67.4
Environmental Obligations	11.4	12.0	12.3
Other Noncurrent Liabilities	6.4	2.1	10.4

Total Noncurrent Liabilities	116.6	107.9	124.7

TOTAL	$694.5	$463.6	$733.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net Income	$9.4	$5.0
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	12.7	9.7
Deferred Taxes	(2.6)	1.2
Changes in Current Assets and Liabilities:
Accounts Receivable	8.8	2.4
Accrued Revenue	25.9	(1.5)
Accounts Payable	(17.2)	0.6
All other Current Assets and Liabilities	(4.0)	0.8
Deferred Regulatory and Other Charges	(12.2)	1.7
Other, net	(2.1)	(0.1)

Cash Provided by Operating Activities	18.7	19.8

Investing Activities:
Property, Plant and Equipment Additions	(26.1)	(10.2)

Cash (Used in) Investing Activities	(26.1)	(10.2)

Financing Activities:
Proceeds From (Repayment of) Short-Term Debt, net	(43.5)	(6.0)
Dividends Paid	(5.6)	(4.0)
Proceeds from Issuance of Common Stock, net	56.2	0.5
Other, net	(0.9)	(0.4)

Cash Provided by (Used in) Financing Activities	6.2	(9.9)

Net (Decrease) in Cash	(1.2)	(0.3)
Cash at Beginning of Period	11.5	4.6

Cash at End of Period	$10.3	$4.3

Supplemental Cash Flow Information:
Interest Paid	$9.7	$6.1
Income Taxes Paid	$0.5	$0.5

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

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (NiSource) pursuant to the Stock Purchase Agreement (SPA) dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil (the “Acquisitions”).

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31,

2008, as filed with the Securities and Exchange Commission (SEC) on February 18, 2008, for a description of the Company’s Basis of Presentation.

As discussed above, the Company acquired Northern Utilities and Granite State on December 1, 2008. Accordingly, the operations of Northern Utilities and Granite State are included in the Company’s consolidated financial statements from the date of acquisition, including the three and six months ended June 30, 2009 but not for the three and six months ended June 30, 2008. See Note 11.

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

Reclassifications – Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation, principally including the reclassification of $23.0 million of Noncurrent Assets to Current Assets and $19.9 million of Noncurrent Liabilities to Current Liabilities related to current collections and obligations of Regulatory Assets and Regulatory Liabilities for 2008.

Recently Issued Pronouncements – In May 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 165, “Subsequent Events”, (SFAS No. 165), effective for interim and annual reporting periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 and it did not have an impact on the Company’s Consolidated Financial Statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through July 23, 2009. During this period no material subsequent events came to our attention.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSG FAS 107-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted FSP FAS 107-1 and there was no impact on the Company’s Consolidated Financial Statements. See Note 5 for relevant disclosures on the fair value of the Company’s long-term debt.

On December 30, 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, (FSP FAS 132(R)-1) to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 are to be provided for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of FSP FAS 132(R)-1 will have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – ACQUISITIONS

As discussed above, on December 1, 2008, the Company purchased (i) all of the outstanding capital stock of Northern Utilities from Bay State and (ii) all of the outstanding capital stock of Granite State from NiSource pursuant to the SPA dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil. The aggregate purchase price for the Acquisitions was $209.2 million, comprised of $160 million in cash, plus an additional working capital adjustment of $49.2 million. The largest component of working capital was approximately $30.0 million of natural gas storage inventory.

The Company accounted for the Acquisitions under the purchase method of accounting for business combinations, in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 71. Accordingly, the Company recognized its estimate of the bargain purchase price (see “Plant Acquisition Adjustment” in the table below) at December 1, 2008. The process of valuing the assets, liabilities and transaction, transition and financing costs as a result of the Acquisitions was substantially completed in the second quarter of 2009. As a result, the Company has recognized adjustments to its original estimate of the Plant Acquisition Adjustment (PAA) in the second quarter of 2009.

The adjusted PAA is ($24.2 million), a decrease of $4.1 million from the original estimate of ($28.3 million). The adjusted Transaction and Transition Costs is an increase of $5.4 million over the original estimate, reflecting additional costs to complete the acquisition and financing. Partially offsetting the decrease in the PAA estimate due to the additional Transaction and Transition Costs were subsequent payments, cash settlements between the purchaser and seller and other post-closing adjustments reflecting changes to working capital and Net Utility Plant.

The revised purchase price allocations are as follows:

Purchase Price Allocation

($ Millions)

December 1, 2008
Equity Purchase Price	$160.0
Plus: Working Capital Adjustment	49.2

Aggregate Purchase Price	209.2
Transaction and Transition Costs	13.0

Total Cash Purchase Price	222.2
Allocation To:
Book Value of Net Utility Plant	(197.0)
Cash Acquired	(6.9)
Accounts Receivable and Other Current Assets	(21.7)
Accrued Revenue	(7.0)
Gas Inventory	(32.3)
Regulatory and Other Noncurrent Assets	(32.8)
Accounts Payable and Other Current Liabilities	20.0
Regulatory Liabilities	31.3

Plant Acquisition Adjustment	$(24.2)

In accordance with settlement agreements between the Company, the New Hampshire Public Utilities Commission (NHPUC) and the Maine Public Utilities Commission (MPUC) regarding the Acquisitions, the Company has agreed (i) not to seek recovery of transaction and transition costs in rates and (ii) for regulatory accounting purposes, to amortize, over a ten year period, the transaction and transition costs co-terminus with the Plant Acquisition Adjustment.

NOTE 3 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
06/18/09	08/14/09	07/31/09	$0.345
03/26/09	05/15/09	05/01/09	$0.345
01/15/09	02/16/09	02/02/09	$0.345
09/25/08	10/31/08	10/17/08	$0.345
06/19/08	08/15/08	08/01/08	$0.345
03/20/08	05/15/08	05/01/08	$0.345
01/17/08	02/15/08	02/01/08	$0.345

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

Common Stock

As of August 21, 2008 the Company’s common stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s common stock trades under the symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 10,816,312, 5,773,452 and 7,791,617 of common shares outstanding at June 30, 2009, June 30, 2008 and December 31, 2008, respectively.

Unitil Corporation Common Stock Offerings – On May 27, 2009, the Company issued and sold 2,400,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2009 Offering). As part of the 2009 Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 360,000 shares to cover any over-allotments. The underwriters exercised their over-allotment option and purchased an additional 300,000 shares of the Company’s common stock in June 2009. The Company’s net increase to Common Equity and Cash proceeds from the 2009 Offering, including the over-allotment were approximately $51.2 million (after payment of the underwriting discount, but excluding estimated offering expenses) and were used (i) to repay all amounts outstanding under the bridge credit facility (approximately $39.1 million) that the Company used to partially finance the acquisition of Northern Utilities and Granite State which closed on December 1, 2008, and related transaction costs and expenses and (ii) for other general corporate purposes, including capital contributions to Unitil’s distribution utilities and repayment of short-term debt.

On December 15, 2008, the Company issued and sold 2,000,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2008 Offering). The Company repaid $36.8 million outstanding under the bank financing facility for the Company’s acquisitions of Northern Utilities and Granite State with the net proceeds from the sale and issuance of its common stock.

As part of the 2008 Offering, the Company granted the underwriters a 30-day option to purchase up to an additional 300,000 shares to cover any over-allotments. The underwriters exercised their over-allotment option and purchased an additional 270,000 shares of the Company’s common stock in January 2009. The Company’s net increase to Common Equity and Cash proceeds from the over-allotment sales were approximately $5.1 million (after payment of the underwriting discount, but excluding estimated offering expenses) and were used to repay a portion of the bank financing for the Company’s acquisitions of Northern Utilities and Granite State and to repay other short-term indebtedness. The Company recorded the issuance of the 270,000 shares, the sale proceeds and the increase in Common Equity in January 2009.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2009, the Company sold 22,435 shares of its Common Stock, at an average price of $20.72 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $465,000 were used to reduce short-term borrowings.

During the first six months of 2008, the Company sold 14,889 shares of its Common Stock, at an average price of $27.76 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $413,000 were used to reduce short-term borrowings.

Restricted Stock Plan – The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 17, 2009, 32,260 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $661,007. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.3 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 3.1 years as the shares vest. During the six months ended June 30, 2009, 12,459 restricted shares vested. As of June 30, 2009 there were 52,019 unvested restricted shares.

Preferred Stock

Details on preferred stock at June 30, 2009, June 30, 2008 and December 31, 2008 are shown below:

(Amounts in Millions)

	June 30,		December 31,
	2009	2008	2008
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

NOTE 5 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at June 30, 2009, June 30, 2008 and December 31, 2008 are shown below ($ Millions):

	June 30,		December 31,
	2009	2008	2008
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	—	30.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	—	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	—	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	4.5	4.8	4.7

Total Long-Term Debt	249.5	159.8	249.7
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$249.1	$159.4	$249.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield for June 2009. The carrying value of the Company’s long-term debt at June 30, 2009 is $249.5 million. The fair value of the Company’s long-term debt at June 30, 2009 is estimated to be approximately $247.4 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

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

Credit Arrangements

At June 30, 2009, the Company had $30.6 million in short-term debt outstanding through bank borrowings under its revolving credit agreement. The revolving credit agreement also contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of June 30, 2009, the Company was in compliance with financial covenants contained in the revolving credit agreement.

On November 1, 2008, Northern Utilities entered into a gas storage management agreement pursuant to which (i) Northern Utilities released certain pipeline and storage capacity to an asset manager from November 1, 2008 through April 30, 2009 and (ii) the asset manager financed inventories associated with the released storage capacity from Northern Utilities contemporaneously with the closing of the Acquisitions. Pursuant to the agreement, Northern Utilities repurchased the storage inventory over the course of the 2008/2009 winter heating season at the same price initially paid by the asset manager. Effective May 1, 2009, Northern entered into a subsequent gas storage management agreement which provides for refilling the storage inventory between May 1, 2009 and October 31, 2009. Similar to the prior agreement, the asset manager is maintaining the cost of the inventory. On October 31, 2009, at the end of the refill period, Northern will purchase the inventory associated with this storage asset. There was $3.1 million and $24.0 million outstanding at June 30, 2009 and December 31, 2008, respectively, related to these agreements.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2009 there are $18.3 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2010. These guarantees are not required to be recorded under the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite State notes due 2018. As of June 30, 2009, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. This guarantee will terminate if Granite State reorganizes and merges with and into Northern Utilities.

NOTE 6 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2009 and June 30, 2009 (Millions):

Three Months Ended:	Electric	Gas	Other	Non-Regulated	Total

June 30, 2009
Revenues	$47.0	$23.4	$—	$1.1	$71.5
Segment Profit (Loss)	(0.2)	(0.5)	0.5	0.4	0.2
Capital Expenditures	1.8	6.3	—	—	8.1

June 30, 2008
Revenues	$52.0	$6.6	$—	$0.8	$59.4
Segment Profit (Loss)	2.0	(0.3)	(0.1)	—	1.6
Capital Expenditures	5.4	0.2	0.1	—	5.7

Six Months Ended:

June 30, 2009
Revenues	$109.1	$95.8	$—	$2.2	$207.1
Segment Profit (Loss)	1.3	7.1	0.1	0.8	9.3
Capital Expenditures	15.1	10.9	0.1	—	26.1
Segment Assets	344.4	338.9	10.4	0.8	694.5

June 30, 2008
Revenues	$108.6	$20.9	$—	$1.8	$131.3
Segment Profit (Loss)	2.5	2.5	(0.2)	0.1	4.9
Capital Expenditures	9.6	0.5	0.1	—	10.2
Segment Assets	326.2	108.5	27.9	1.0	463.6

NOTE 7 – REGULATORY MATTERS

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

Regulatory Matters

Major Ice Storm – On December 11 and 12, 2008, a severe ice storm struck the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers. Fitchburg was able to restore power to one-third of its Massachusetts customers within three days, 80 percent of its customers by day seven, and the final Massachusetts customers, including those with individual service problems, were restored by December 24, 2008. On January 7, 2009, the MDPU opened an investigation into the preparation and response of the Massachusetts electric distribution companies to the December 12, 2008 Winter Storm. Evidentiary hearings before the MDPU concerning Fitchburg’s storm response were held in May, 2009. After the hearing, the Massachusetts Attorney General recommended that the MDPU assess fines against Fitchburg totaling $4.65 million as penalties for Fitchburg’s performance during and after the storm. Fitchburg has argued that the Attorney General’s recommendation is not supported by the evidence, is contrary to the record of the Company’s actual performance, and incorrectly interprets the authority of the MDPU to assess such penalties. A decision by the MDPU regarding the results of its investigation and the recommendation of the Attorney General remains pending.

Based on its preliminary assessment, the Company has accrued and deferred as a regulatory asset, excluding capital construction expenditures, approximately $12.5 million in costs for the repair and replacement of electric distribution systems damaged during the storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

Fitchburg – Electric Division – On November 26, 2008, Fitchburg submitted its annual reconciliation of costs and revenues for Transition, Transmission, Standard Offer Service, and Default Service filed under its restructuring plan (the Annual Reconciliation Filing). The rates were approved effective January 1, 2009, subject to reconciliation pursuant to the MDPU’s investigation. This matter remains pending before the MDPU.

Fitchburg – Gas Operations – On March 12, 2009, the MDPU opened an investigation into Fitchburg’s gas procurement practices. The purpose of this investigation is to determine: (1) whether Fitchburg has engaged in a purchasing program to mitigate the volatility of gas commodity prices without MDPU approval; and, if so, (2) an appropriate remedy, including whether Fitchburg’s ratepayers are entitled to reimbursement for any gas supply costs that are higher than they would have been absent such purchasing program. The Company believes that its gas procurement practices have been and remain in compliance and consistent with all relevant MDPU rules and orders and Massachusetts law, and does not believe that the investigation will have a material adverse impact upon the Company’s financial condition or the results of its operations. Evidentiary hearings were concluded in June 2009. The Massachusetts Attorney General, an intervener in the MDPU investigation, has argued that Fitchburg was required to obtain MDPU approval of its gas purchasing program, and has recommended that Fitchburg refund to ratepayers $863,368 of gas supply costs. Fitchburg disagrees with the Attorney General’s analysis and conclusions and believes that the refund recommendation is without precedent and contrary to the evidence. A decision by the MDPU is expected by the end of the year. This matter remains pending.

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

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced energy efficiency investment plans, plans to establish smart grid pilot programs, and special tariffs to allow the net metering of customer-owned renewable generation. This matter remains pending.

Unitil Energy – On June 17, 2009, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective August 1, 2009, including reconciliation of prior year costs and revenues. This matter remains pending.

Northern Utilities – Notices of Probable Violation – Beginning in October 2007, the MPUC initiated formal investigations into a number of Notices of Probable Violation (NOPVs) alleging that Northern Utilities had violated various provisions of the federal pipeline safety regulations, as adopted by the MPUC. Northern Utilities, the MPUC Staff and Unitil filed a comprehensive settlement (Settlement), which was approved by the MPUC on November 21, 2008, resolving these matters. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for certain safety related improvements for which no rate recovery will be allowed and obligations to be undertaken for Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at June 30, 2009 was $2.3 million.

Northern Utilities – New Hampshire 2007/2008 Winter Cost of Gas – On October 31, 2007, the NHPUC issued Order No. 24,798 concerning the 2007/2008 winter cost of gas proceeding for Northern Utilities’ New Hampshire division. In that order, the NHPUC noted that Northern Utilities had identified an unusually high level of lost and unaccounted for gas (UAFG), and ordered Northern Utilities to file a detailed report concerning its investigation of this matter. Through its investigation, Northern Utilities determined that the UAFG affected both its New Hampshire and Maine divisions, and that the cause appeared to be incorrect metering at the Maritimes & Northeast (M&NE) / Portland Natural Gas Transmission System’s (PNGTS) Newington Gate Station caused by an erroneous meter module change. The metering equipment was operated and maintained by a third party, Spectra Energy, the parent company of M&NE. PNGTS and M&NE share joint ownership of the section of the pipeline connected to Granite State at the Newington Gate Station. The error caused Granite State to be billed for 758,702 Dth of natural gas, with Granite State then billing Northern Utilities for an equivalent amount, although the volumes of gas were not actually delivered. The meter error was corrected and Northern Utilities, Granite State, Spectra Energy and PNGTS reached an agreement whereby PNGTS will provide to Northern Utilities, through Granite State, gas volumes equal to the misread amounts to correct for the error, over a period of approximately 18 months. Both the NHPUC and the MPUC have approved this arrangement, as well as Northern Utilities’ methodology for allocating the gas received to its Maine and New Hampshire divisions based upon the actual gas use over the period the meters were misread. As of June 30, 2009, Northern Utilities has recorded approximately $1.7 million reflecting the anticipated liability of the future refund amount based on current market prices, with an offsetting receivable from Granite State, and Granite State has recorded a receivable from PNGTS for this amount.

Northern Utilities – Maine Capacity Costs – In its October 28, 2008 approval of Northern Utilities’ Maine Division’s Cost of Gas Factor for the 2008-2009 Winter Period, the MPUC approved recovery of an additional $0.5 million of annual demand costs that had been inadvertently omitted from Northern Utilities’ reconciliation of the 2008-2009 Winter Period rates, although analogous costs had been included in its calculation of 2007-2008 Winter Period rates. The MPUC determined that recovery of these Local Production Capacity Costs was consistent with previous MPUC orders and the $0.5 million was recovered in Northern Utility’s rates in Maine between November 1, 2008 and April 30, 2009.

Northern Utilities also reported that, upon investigation, these annual demand costs, though approved, were incorrectly excluded from its reconciliation for five previous annual periods. The total impact for the five years is $2.4 million. On November 7, 2008, Northern Utilities, prior to the completion of the acquisition by Unitil, filed a request with the MPUC seeking an accounting order allowing it to defer and amortize for recovery these unrecovered gas costs over a three year period. In its Order dated July 1, 2009, the MPUC denied Northern’s request for an accounting order and denied Northern’s recovery of the unrecovered annual demand gas costs in future rates. Based on the uncertainty of the outcome of this proceeding, the Company had not recorded a regulatory asset related to this matter and therefore the MPUC’s Order does not adversely impact the Company’s financial statements.

NOTE 8 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 18, 2009.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at June 30, 2009 are current and non-current accrued liabilities totaling $10.8 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Also included on the Company’s Consolidated Balance Sheet at June 30, 2009 are current and non-current accrued liabilities totaling $2.4 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process.

NOTE 9 – RETIREMENT BENEFIT OBLIGATIONS

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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) – The SERP is an unfunded retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2009	2008
Used to Determine Plan Costs
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

	2008	2007
Used to Determine Benefit Obligations:
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2009	2008	2009	2008	2009	2008
Service Cost	$571	$488	$357	$355	$54	$37
Interest Cost	1,074	943	579	559	45	31
Expected Return on Plan Assets	(1,108)	(1,094)	(89)	(82)	—	—
Prior Service Cost Amortization	66	27	428	341	(1)	—
Transition Obligation Amortization	—	—	5	6	—	—
Actuarial Loss Amortization	399	319	—	—	18	6

Sub-total	1,002	683	1,280	1,179	116	74
Amounts Capitalized and Deferred	(364)	(246)	(442)	(513)	—	—

Net Periodic Benefit Cost Recognized	$638	$437	$838	$666	$116	$74

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2009	2008	2009	2008	2009	2008
Service Cost	$1,142	$976	$714	$710	$108	$74
Interest Cost	2,147	1,887	1,157	1,118	90	63
Expected Return on Plan Assets	(2,216)	(2,187)	(178)	(163)	—	—
Prior Service Cost Amortization	132	54	856	681	(1)	—
Transition Obligation Amortization	—	—	10	11	—	—
Actuarial Loss Amortization	798	638	—	—	36	12

Sub-total	2,003	1,368	2,559	2,357	233	149
Amounts Capitalized and Deferred	(646)	(447)	(800)	(952)	—	—

Net Periodic Benefit Cost Recognized	$1,357	$921	$1,759	$1,405	$233	$149

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

As of June 30, 2009, the Company had made $0.5 million and $26,000 of contributions to the PBOP and SERP Plans, respectively, in 2009. The Company presently anticipates contributing an additional $2.3 million and $27,000 to the PBOP and SERP Plans, respectively, in 2009.

NOTE 10 – INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2008 and for the current interim reporting period ended June 30, 2009 in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FAS 109, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by FIN 48 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2005; December 31, 2006; and December 31, 2007. Income tax filings for the year ended December 31, 2008 have been extended until September 15, 2009. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

NOTE 11 – UNAUDITED PRO FORMA FINANCIAL DATA RELATED TO ACQUISITIONS

On December 1, 2008, the Company acquired Northern Utilities and Granite State, as discussed in Note 1. Had the results of operations for Northern Utilities and Granite State been combined with the Company as of the beginning of 2008, the Company’s pro forma results for the three and six months ended June 30, 2008 would have been as follows:

(Millions, except per share amounts) (Unaudited)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$79.7	$206.1

Earnings (Loss) Applicable to Common Shareholders	$(0.4)	$7.1

Earnings (Loss) per Share
Basic	$(0.04)	$0.66

Diluted	$(0.04)	$0.66

The Unaudited Pro Forma Financial Data include non-recurring charges to operating expenses of $1.2 million, after tax, related to compliance violation penalties incurred by Northern Utilities in the second quarter of 2008.

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

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. Certain specific matters are discussed in Notes 7 and 8 to the Consolidated Financial Statements. In the opinion of Management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2008 as filed with the SEC on February 18, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2009.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), adopted by the Company on March 26, 2009, the Company periodically repurchases shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. The Company may suspend or terminate its Rule 10b5-1 trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $83,000 in value of shares have been purchased or, if sooner, on March 26, 2010.

The Company’s repurchases are shown in the table below for the monthly periods noted:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
4/1/09 – 4/30/09	—	—	—
5/1/09 – 5/31/09	—	—	—
6/1/09 – 6/30/09	373	$20.03	373

Total	373	$20.03	373

Item 5.	Other Information

On July 23, 2009, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2009. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation of Earnings per Weighted Average Common Share Outstanding	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 23, 2009 Announcing Earnings For the Quarter Ended June 30, 2009.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 24, 2009	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 24, 2009	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation of Earnings per Weighted Average Common Share Outstanding	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 23, 2009 Announcing Earnings For the Quarter Ended June 30, 2009.	Filed herewith