Form 10-Q
period 2009-09-30
UNITIL CORP
filed 2009-10-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2009

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009
Common Stock, No par value	10,826,827 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2009

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

The Company’s distribution utilities serve approximately 100,300 electric customers and 69,300 natural gas customers in their service territory. The Company’s distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in Net Utility Plant of $437.9 million at September 30, 2009. The Company does not own or operate electric generating facilities and substantially all of the Company’s utility assets are dedicated to the local delivery of electricity and natural gas to its customers. Substantially all of Unitil’s revenue is derived from regulated utility operations.

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

ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 168), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The purpose of the Codification is to simplify U.S. GAAP, without change, by consolidating the numerous accounting rules into logically organized topics. The Company has adopted SFAS No. 168 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the Codification.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2009 and September 30, 2008 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As a result of the acquisitions of Northern Utilities and Granite State, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in both reporting periods. In particular, the Company’s results will reflect the seasonal nature of the natural gas business. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was a loss of ($0.6) million for the third quarter of 2009, compared to earnings of $1.5 million for the third quarter of 2008. Earnings (loss) per common share (EPS) were ($0.06) for the three months ended September 30, 2009 compared with $0.27 in the third quarter of 2008. For the nine months ended September 30, 2009, the Company reported net income of $8.7 million, an increase of $2.3 million over the same period of 2008, reflecting the acquisitions of Northern Utilities and Granite State. EPS for the nine months ended September 30 were $0.94 for 2009 compared to $1.12 for 2008, reflecting a higher number of average shares outstanding year over year, discussed below.

Between December 2008 and June 2009, the Company sold 4,970,000 shares of its common stock at a price of $20.00 per share in registered public offerings. The Company used the net proceeds of $93.1 million from these offerings to finance the acquisition of Northern Utilities and Granite State and for capital contributions to Unitil’s other distribution utilities and the repayment of short-term debt. Overall, the results of operations and net income are reflected over a higher number of average shares outstanding year over year.

Earnings in the third quarter reflect higher gas utility sales margins offset by higher operating, depreciation and interest costs in the quarter as well as a higher number of average shares outstanding year over year, discussed above. Natural gas sales margin increased $5.9 million and $32.4 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the contribution by Northern Utilities, the Company’s recently acquired local gas distribution utility. Natural gas sales in the nine month period ended September 30, 2009 reflect a colder winter heating season this year. Average winter temperatures in the Company’s service territories were 6.4% colder than last year.

Electric sales margin increased $0.2 million in the three months ended September 30, 2009 compared to the same period in 2008, reflecting higher rates offset by lower sales. For the nine months ended September 30, 2009, electric sales margin decreased $0.1 million, compared to the same period in 2008, reflecting lower sales volumes. Total electric kilowatt-hour (kWh) sales decreased 4.5% and 5.3% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to lower average usage by our customers reflecting the continued regional economic slowdown and milder summer weather in 2009.

Total Operation & Maintenance (O&M) expenses increased $5.0 million and $15.7 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $7.7 million of the increase in the nine month period. For the nine month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees expense of $2.3 million, including $2.0 million of costs related to the December ice storm discussed below, higher compensation and employee benefit expenses of $1.3 million and higher utility operating costs of $1.6 million contributed to the increase in O&M expenses. The increase in O&M expenses for the nine month period also reflects higher insurance costs in 2009 compared to the same period in 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

Depreciation, Amortization, Taxes and Other expenses increased $1.5 million and $9.4 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs and lower income taxes on lower pre-tax earnings for the three month period.

Interest Expense, Net increased $1.6 million and $5.2 million in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2009. These increases are primarily due to the addition of Northern Utilities and Granite State, reflecting the issuance of long-term notes by Northern Utilities and Granite State in December 2008. In addition, these increases in Interest Expense, Net reflect higher average borrowings in the current periods.

Usource, our non-regulated energy brokering business, recorded revenues of $1.0 million and $3.2 million in the three and nine month periods ended September 30, 2009, respectively, a decrease of $0.1 million and an increase of $0.3 million compared to the same periods of 2008. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

On December 11 and 12, 2008, a severe ice storm struck the New England region, creating extended power outages for many residents of Massachusetts and New Hampshire, including Unitil’s electric customers in New Hampshire and the greater Fitchburg, Massachusetts service territory. Based on its preliminary assessment, the Company has accrued and deferred, excluding capital construction expenditures, approximately $14.1 million in costs for the repair and replacement of electric distribution systems damaged during the storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

In 2008, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2009, March, 2009, June, 2009 and September 2009 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2009 and a period-to-period comparison of changes in financial position are presented below.

Balance Sheet

The Company’s Total Assets increased by $243.7 million as of September 30, 2009 compared to September 30, 2008. The increase in Total Assets was primarily due to the inclusion of the acquisitions of Northern Utilities and Granite State and to capital expenditures related to Unitil Energy’s and Fitchburg’s electric and gas distribution systems. The Company’s Total Capitalization increased by $181.3 million as of September 30, 2009 compared to September 30, 2008 reflecting the issuance of common shares by the Company as part of its financing of the acquisitions of Northern Utilities and Granite State (See Note 4 to the accompanying Consolidated Financial Statements) and the issuance and sale of Senior Unsecured Notes by Northern Utilities and Granite State (See Note 5 to the accompanying Consolidated Financial Statements). The Company’s Total Liabilities increased $62.4 million primarily due to the acquisitions of Northern Utilities and Granite State.

Gas Sales, Revenues and Margin

Therm Sales – Overall, Unitil’s total therm sales of natural gas increased in the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. These increases primarily reflect the contribution of sales by Northern Utilities. Excluding the contribution to sales by Northern Utilities, total therm sales of natural gas were flat in the three months ended September 30, 2009 compared to the same period in 2008 and increased 0.5% in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in the nine month period ended September 30, 2009 reflects a colder winter heating season this year. Average winter temperatures in the Company’s service territories were 6.4% colder than last year.

The following table details total firm therm sales for the three and nine months ended September 30, 2009 and 2008, by major customer class:

Therm Sales (millions) (a)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Residential	2.9	0.7	2.2	314.3%	29.1	7.7	21.4	277.9%
Commercial / Industrial	19.5	3.0	16.5	550.0%	106.1	13.9	92.2	663.3%

Total	22.4	3.7	18.7	505.4%	135.2	21.6	113.6	525.9%

(a)	2009 Therm Sales include Northern Utilities, acquired on December 1, 2008.

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2009 and 2008:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change(1)	2009	2008	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$5.7	$2.1	$3.6	81.8%	$45.9	$13.7	$32.2	127.3%
Commercial / Industrial	9.5	2.3	7.2	163.6%	65.1	11.6	53.5	211.5%

Total Gas Operating Revenue	$15.2	$4.4	$10.8	245.4%	$111.0	$25.3	$85.7	338.8%

Cost of Gas Sales:
Purchased Gas	$6.9	$2.4	$4.5	102.3%	$67.1	$15.3	$51.8	204.7%
Conservation & Load Management	0.4	—	0.4	9.1%	1.6	0.1	1.5	5.9%

Gas Sales Margin	$7.9	$2.0	$5.9	134.0%	$42.3	$9.9	$32.4	128.2%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $10.8 million and $85.7 million in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the natural gas sales for Northern Utilities. Total Gas Operating Revenues include the recovery of the cost of gas sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the third quarter of 2009 reflects higher Purchased Gas costs of $4.5 million, higher C&LM revenues of $0.4 million and higher gas sales margin of $5.9 million. The increase in Total Gas Operating Revenues in the first nine months of 2009 reflects higher Purchased Gas costs of $51.8 million, higher C&LM revenues of $1.5 million and higher gas sales margin of $32.4 million.

The Purchased Gas and C&LM component of Gas Operating Revenues increased $4.9 million and $53.3 million in the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. These increases primarily reflect the natural gas sales for Northern Utilities. Purchased Gas revenues include the recovery of the cost of gas supply as well as other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $5.9 million and $32.4 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the contribution by Northern Utilities.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kilowatt-hour (kWh) sales decreased 4.5% and 5.3% in the three and nine month periods ended September 30, 2009, respectively compared to the same periods in 2008. Electric kWh sales to residential customers in the three and nine month periods ended September 30, 2009 decreased 2.4% in each of those periods compared to the same three and nine month periods in 2008 while sales to C&I customers decreased 5.9% and 7.1%, respectively, in those periods compared to the same periods in 2008. The lower kWh sales in 2009 compared to 2008 reflect lower average usage by our customers due to the continued regional economic slowdown and milder summer weather in 2009.

The following table details total kWh sales for the three and nine months ended September 30, 2009 and 2008 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	% Change	2009	2008	Change	% Change
Residential	172.1	176.3	(4.2)	(2.4%)	493.8	506.2	(12.4)	(2.4%)
Commercial / Industrial	263.0	279.4	(16.4)	(5.9%)	738.3	794.5	(56.2)	(7.1%)

Total	435.1	455.7	(20.6)	(4.5%)	1,232.1	1,300.7	(68.6)	(5.3%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2009 and 2008:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change(1)	2009	2008	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$27.9	$30.9	$(3.0)	(4.7%)	$84.3	$87.0	$(2.7)	(1.6%)
Commercial / Industrial	26.3	32.7	(6.4)	(10.1%)	79.0	85.2	(6.2)	(3.6%)

Total Electric Operating Revenue	$54.2	$63.6	$(9.4)	(14.8%)	$163.3	$172.2	$(8.9)	(5.2%)

Cost of Electric Sales:
Purchased Electricity	$38.9	$48.7	$(9.8)	(15.4%)	$119.5	$128.4	$(8.9)	(5.2%)
Conservation & Load Management	0.8	0.6	0.2	0.3%	2.1	2.0	0.1	0.1%

Electric Sales Margin	$14.5	$14.3	$0.2	0.3%	$41.7	$41.8	$(0.1)	(0.1%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenue, decreased by $9.4 million, or 14.8%, and $8.9 million, or 5.2%, in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. Total Electric Operating Revenues include the recovery of the cost of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the third quarter of 2009 reflects lower Purchased Electricity costs of $9.8 million, partially offset by higher C&LM revenues of $0.2 million and higher electric sales margin of $0.2 million. The decrease in Total Electric Operating Revenues in the first nine months of 2009 reflects lower Purchased Electricity costs of $8.9 million and lower electric sales margin of $0.1 million, partially offset by higher C&LM revenues of $0.1 million.

The Purchased Electricity and C&LM component of Total Electric Operating Revenues decreased $9.6 million, or 15.1%, and $8.8 million, or 5.1%, in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These decreases primarily reflect lower sales volumes and lower electric commodity prices, partially offset by higher spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $0.2 million in the three months ended September 30, 2009 compared to the same period in 2008, reflecting higher rates offset by lower sales. For the nine months ended September 30, 2009, electric sales margin decreased $0.1 million, compared to the same period in 2008, reflecting lower sales volumes.

Operating Revenue - Other

The following table details total Other Revenue for the three and nine months ended September 30, 2009 and 2008:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	$ Change	% Change	2009	2008	$ Change	% Change
Other	$1.0	$1.1	$(0.1)	(9.1%)	$3.2	$2.9	$0.3	10.3%

Total Other Revenue	$1.0	$1.1	$(0.1)	(9.1%)	$3.2	$2.9	$0.3	10.3%

Total Other Revenue decreased $0.1 million, or 9.1% and increased $0.3 million, or 10.3%, in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008, representing changes in period over period revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $4.5 million and $51.8 million in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the natural gas supply purchases for Northern Utilities, which were not included in the prior year period. The Company recovers the costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $9.8 million, or 20.1%, and $8.9 million, or 6.9%, in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These decreases primarily reflect lower electric commodity prices and lower sales volumes in the current periods. The Company recovers the costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $5.0 million and $15.7 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The addition of Northern Utilities and Granite State to consolidated operating results in 2009 accounted for $3.4 million and $7.7 million of the increases in the three and nine month periods, respectively.

For the three month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees of $0.4 million, higher compensation and employee benefit expenses of $0.7 million, reflecting normal annual increases, and higher utility operating costs of $0.5 million contributed to the increase in O&M expenses.

For the nine month period, in addition to the increases due to the acquisition of Northern Utilities and Granite State, higher professional fees expense of $2.3 million, including $2.0 million of costs related to the December ice storm discussed above, higher compensation and employee benefit expenses of $1.3 million and higher utility operating costs of $1.6 million contributed to the increase in O&M expenses. The increase in O&M expenses for the nine month period also reflects higher insurance costs in 2009 compared to the same period in 2008, due to the receipt of a $2.8 million insurance settlement in 2008.

Conservation & Load Management – Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy usage. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 60% of these costs are related to electric operations and 40% to gas operations.

Total C&LM expenses increased $0.6 million, or 100.0% and $1.6 million, or 76.2%, in the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $2.0 million, or 43.5% and $5.0 million, or 35.0% in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher depreciation on normal utility plant additions partially offset by lower amortization on natural gas inventory carrying costs.

Local Property and Other Taxes – Local Property and Other Taxes increased $1.0 million and $3.1 million in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008. These increases primarily reflect the addition of Northern Utilities and Granite State to consolidated operating results in 2009, and higher local property tax rates on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $1.5 million in the three month period ended September 30, 2009 compared to the same period in 2008 reflecting lower pre-tax earnings. Federal and State Income Taxes were higher by $1.4 million in the nine month period ended September 30, 2009 compared to the same period in 2008 reflecting higher pre-tax earnings.

Other Non-operating Expenses (Income)

Other Non-operating Expenses were flat in the three month period ended September 30, 2009 compared to the same period in 2008. For the nine month period ended September 30, 2009, Other Non-operating Expenses decreased $0.1 million compared to the same period in 2008. This change reflects an adjustment of $0.1 million recorded in the first quarter of 2008 in conjunction with the Company’s approved electric base distribution rate increase in Massachusetts.

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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Interest Expense
Long-term Debt	$4.5	$2.9	$1.6	$13.7	$8.6	$5.1
Short-term Debt	0.5	0.2	0.3	1.6	0.7	0.9
Regulatory Liabilities	0.1	—	0.1	0.2	0.1	0.1

Subtotal Interest Expense	5.1	3.1	2.0	15.5	9.4	6.1

Interest (Income)
Regulatory Assets	(0.6)	(0.6)	—	(1.9)	(1.9)	—
AFUDC(1) and Other	(0.5)	(0.1)	(0.4)	(1.1)	(0.2)	(0.9)

Subtotal Interest (Income)	(1.1)	(0.7)	(0.4)	(3.0)	(2.1)	(0.9)

Total Interest Expense, Net	$4.0	$2.4	$1.6	$12.5	$7.3	$5.2

(1)	AFUDC – Allowance for Funds Used During Construction.

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

Interest Expense, Net increased $1.6 million and $5.2 million in the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2009. These increases were primarily due to the issuance of the long-term notes, noted above, and higher average borrowings in the current periods.

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

At September 30, 2009, the Company had $54.0 million in short-term debt outstanding through bank borrowings under its revolving credit agreement. The revolving credit agreement contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of September 30, 2009, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 13, 2009, the Company entered into an amendment to its 364-day revolving credit facility with Bank of America, as administrative agent, and a syndicate of lenders. The Company originally entered into the facility on November 26, 2008. The amendment increases the maximum borrowings under the facility from $60 million to $80 million. It also (i) decreases the upfront fees to 15 basis points of the aggregate commitment, (ii) changes the commitment fees from 30 to 40 basis points per annum of the average difference between the aggregate commitment and the outstanding borrowings, (iii) changes the margin applicable to borrowings from 1.75% to 2.0% per annum, and (iv) extends the maturity date for borrowings to October 12, 2010. Except as expressly amended by the amendment, all other terms and conditions of the facility remain in full force and effect.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of September 30, 2009, there were approximately $21.3 million of guarantees outstanding and the longest term guarantee extends through December 31, 2010.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.4 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

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

Cash Flows

On December 1, 2008, the Company acquired Northern Utilities and Granite State. Cash flow results for the first nine months of 2009 include the activity for the acquired companies. Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2009 compared to the same period in 2008.

	Nine Months Ended Sept. 30,
	2009	2008
Cash Provided by Operating Activities	$21.2	$27.1

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $21.2 million during the nine months ended September 30, 2009, a decrease of $5.9 million over the comparable period in 2008. In the first nine months of 2009 as compared to the first nine months of 2008, Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $10.0 million, sources of cash for working capital increased $2.4 million, and all other sources and uses of cash from Operating Activities decreased $18.3 million, primarily related to the funding in 2009 of non-recurring deferred regulatory charges related to the December 2008 ice storm of $14.0 million.

	Nine Months Ended Sept. 30,
	2009	2008
Cash (Used in) Investing Activities	$(49.8)	$(20.6)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $49.8 million for the nine months ended September 30, 2009, which represents an increase in capital spending of $29.2 million over the comparable period in 2008. In the nine months ended September 30, 2009, $14.4 million is related to capital expenditures for Northern Utilities and Granite State and $6.8 million represents transaction and transition costs incurred in 2009 associated with the acquisitions of Northern Utilities and Granite State.

	Nine Months Ended Sept. 30,
	2009	2008
Cash Provided by (Used in) Financing Activities	$26.1	$(6.1)

Cash Provided by (Used in) Financing Activities – Cash Provided by Financing Activities was $26.1 million in the nine months ended September 30, 2009. Proceeds from the issuance of Common Stock of $56.2 million primarily reflect the issuance of common stock by the Company through public offerings, as discussed above (See Note 4 also). Short-term borrowings were reduced by $20.1 million in the first nine months of 2009 which reflects the net borrowing (repayment) of bank borrowings under our revolving credit agreement and also includes the repayment of $39.1 million outstanding under the temporary bank credit facility utilized in financing the acquisition of Northern Utilities and Granite State. Other uses of cash include $9.4 million for Unitil’s regular quarterly dividend payments on Common and Preferred Stock, and $0.6 million which includes repayment of long-term debt and capital lease activity.

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

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy is regulated by the FERC and the NHPUC. Fitchburg is regulated by the FERC and the MDPU. Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 980-340, “Regulated Operations – Other Assets and Deferred Costs” (ASC 980-340). In accordance with ASC 980-340, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)
	September 30,		December 31,
	2009	2008	2008
Energy Supply Contract Obligations	$38.1	$57.7	$52.7
Deferred Regulatory and Other Charges	42.3	28.1	28.3
Generation-related Assets	0.2	1.0	0.8

Subtotal – Restructuring Related Items	80.6	86.8	81.8

Retirement Benefit Obligations	46.4	35.2	45.5
Income Taxes	15.1	13.4	16.0
Environmental Obligations	21.3	11.6	19.7
Other	8.2	3.3	10.1

Total Regulatory Assets	$171.6	$150.3	$173.1
Less: Current Portion of Regulatory Assets(1)	21.0	21.8	26.9

Regulatory Assets - noncurrent	$150.6	$128.5	$146.2

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

The Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of ASC 980-340. If unable to continue to apply the provisions of ASC 980-340, the Company would be required to apply the provisions of ASC 980-20, “Regulated Operations – Discontinuation of Rate Regulated Accounting”. In the Company’s opinion, its regulated operations will be subject to ASC 980-340 for the foreseeable future.

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

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate reconciliation mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

In September 2006, the FASB issued ASC 715, “Compensation – Retirement Benefits”, (ASC 715). ASC 715 requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates.

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

Income Taxes – Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with ASC 740, “Income Taxes”.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with ASC 450, “Contingencies”, (ASC 450). ASC 450 applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2009, 149 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two agreements expire on May 31, 2010, one agreement expires on June 5, 2010 and one agreement expires on March 31, 2012. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2009 and September 30, 2008 were 2.05% and 3.03%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2009 and September 30, 2008 were 3.82% and 3.28%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Gas	$15.2	$4.4	$111.0	$25.3
Electric	54.2	63.6	163.3	172.2
Other	1.0	1.1	3.2	2.9

Total Operating Revenues	70.4	69.1	277.5	200.4

Operating Expenses
Purchased Gas	6.9	2.4	67.1	15.3
Purchased Electricity	38.9	48.7	119.5	128.4
Operation and Maintenance	12.0	7.0	34.4	18.7
Conservation & Load Management	1.2	0.6	3.7	2.1
Depreciation and Amortization	6.6	4.6	19.3	14.3
Provisions for Taxes:
Local Property and Other	2.4	1.4	7.6	4.5
Federal and State Income	(1.0)	0.5	4.4	3.0

Total Operating Expenses	67.0	65.2	256.0	186.3

Operating Income	3.4	3.9	21.5	14.1
Non-Operating Expenses	—	—	0.2	0.3

Income Before Interest Expense	3.4	3.9	21.3	13.8
Interest Expense, Net	4.0	2.4	12.5	7.3

Net Income (Loss)	(0.6)	1.5	8.8	6.5
Less: Dividends on Preferred Stock	—	—	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$(0.6)	$1.5	$8.7	$6.4

Average Common Shares Outstanding – Basic (000’s)	10,767	5,745	9,267	5,733
Average Common Shares Outstanding – Diluted (000’s)	10,767	5,748	9,267	5,738
Earnings Per Common Share (Basic and Diluted)	$(0.06)	$0.27	$0.94	$1.12
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED) September 30,		December 31,
	2009	2008	2008
ASSETS:

Utility Plant:
Electric	$300.0	$275.5	$289.0
Gas	316.9	71.3	304.2
Common	28.8	27.3	30.5
Construction Work in Progress	19.6	10.9	17.7

Total Utility Plant	665.3	385.0	641.4
Less: Accumulated Depreciation	227.4	129.0	218.6

Net Utility Plant	437.9	256.0	422.8

Current Assets:
Cash	9.0	5.0	11.5
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $2.4, $1.3 and $3.0	27.2	23.2	39.7
Accrued Revenue	34.0	36.5	56.9
Gas Inventory	13.8	3.2	31.6
Materials and Supplies	2.9	1.9	2.7
Prepayments and Other	8.3	2.1	5.9

Total Current Assets	95.2	71.9	148.3

Noncurrent Assets:
Regulatory Assets	150.6	128.5	146.2
Other Noncurrent Assets	27.5	11.1	15.9

Total Noncurrent Assets	178.1	139.6	162.1

TOTAL	$711.2	$467.5	$733.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED) September 30,		December 31,
	2009	2008	2008
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$191.6	$99.9	$139.5
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	249.0	159.4	249.3

Total Capitalization	442.6	261.3	390.8

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Accounts Payable	18.6	18.0	36.3
Short-Term Debt	54.0	21.7	74.1
Energy Supply Contract Obligations	21.4	19.6	42.0
Other Current Liabilities	25.0	10.2	33.8

Total Current Liabilities	119.4	69.9	186.6

Deferred Income Taxes	38.2	34.4	31.1

Noncurrent Liabilities:
Energy Supply Contract Obligations	24.3	38.1	34.6
Retirement Benefit Obligations	69.2	49.5	67.4
Environmental Obligations	10.9	12.0	12.3
Other Noncurrent Liabilities	6.6	2.3	10.4

Total Noncurrent Liabilities	111.0	101.9	124.7

TOTAL	$711.2	$467.5	$733.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net Income	$8.8	$6.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	19.3	14.3
Deferred Taxes	5.1	2.4
Changes in Current Assets and Liabilities:
Accounts Receivable	12.5	1.7
Accrued Revenue	22.9	(2.0)
Accounts Payable	(17.7)	0.4
All other Current Assets and Liabilities	(14.2)	1.0
Deferred Regulatory and Other Charges	(14.0)	2.4
Other, net	(1.5)	0.4

Cash Provided by Operating Activities	21.2	27.1

Investing Activities:
Property, Plant and Equipment Additions	(43.0)	(20.6)
Acquisition Costs	(6.8)	—

Cash (Used in) Investing Activities	(49.8)	(20.6)

Financing Activities:
Proceeds From (Repayment of) Short-Term Debt, net	(20.1)	2.9
Dividends Paid	(9.4)	(6.1)
Proceeds from Issuance of Common Stock, net	56.2	0.7
Other, net	(0.6)	(3.6)

Cash Provided by (Used in) Financing Activities	26.1	(6.1)

Net Increase (Decrease) in Cash	(2.5)	0.4
Cash at Beginning of Period	11.5	4.6

Cash at End of Period	$9.0	$5.0

Supplemental Cash Flow Information:
Interest Paid	$11.6	$8.0
Income Taxes Paid	$0.6	$0.5

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC) on February 18, 2008, for a description of the Company’s Basis of Presentation.

As discussed above, the Company acquired Northern Utilities and Granite State on December 1, 2008. Accordingly, the operations of Northern Utilities and Granite State are included in the Company’s consolidated financial statements from the date of acquisition, including the three and nine months ended September 30, 2009 but not for the three and nine months ended September 30, 2008. See Note 11.

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

Derivatives – The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases NYMEX futures that correspond to the associated delivery month. Any gains or losses on the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. As a result of the ratemaking process, the Company records gains and losses as regulatory liabilities or assets and recognizes such gains or losses in Purchased Gas when recovered in revenues. The Company’s Consolidated Balance Sheets include derivative liabilities related to net unrealized losses on current futures contracts of $3.6 million in Other Current Liabilities and on net unrealized gains on noncurrent futures contracts of $0.1 million in Noncurrent Liabilities at September 30, 2009. These amounts are offset in Accrued Revenues and Other Noncurrent Assets, respectively, on the Company’s Consolidated Balance Sheets.

Reclassifications – Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation, principally including the reclassification of $22.4 million of Noncurrent Assets to Current Assets and $19.6 million of Noncurrent Liabilities to Current Liabilities related to current collections and obligations of Regulatory Assets and Regulatory Liabilities for 2008.

Recently Issued Pronouncements – In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 168), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles. The purpose of the Codification is to simplify U.S. GAAP, without change, by consolidating the numerous accounting rules into logically organized topics. The Company has adopted SFAS No. 168 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the Codification.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, (ASC 855) (originally issued as SFAS No.165, Subsequent Events), effective for interim and annual reporting periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted ASC 855 and it did not have an impact on the Company’s Consolidated Financial Statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through October 23, 2009. During this period no material subsequent events came to our attention.

On April 9, 2009, the FASB issued ASC 825, “Financial Instruments”, (ASC 825) (originally issued as FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.) ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also requires those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted ASC 825 and there was no impact on the Company’s Consolidated Financial Statements. See Note 5 for relevant disclosures on the fair value of the Company’s long-term debt.

On December 30, 2008, the FASB issued ASC 715, “Compensation – Retirement Benefits”, (ASC 715) (originally issued as FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”) to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715 are to be provided for fiscal years ending after December 15, 2009. The Company does not expect that the adoption of ASC 715 will have an impact on the Company’s Consolidated Financial Statements.

Note 2: Acquisitions

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

The Company accounted for the Acquisitions under the purchase method of accounting for business combinations, in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”) and ASC 980-340, “Regulated Operations – Other Assets and Deferred Costs” (ASC 980-340). Accordingly, the Company recognized its estimate of the bargain purchase price (see “Plant Acquisition Adjustment” in the table below) at December 1, 2008. The process of valuing the assets, liabilities and transaction, transition and financing costs as a result of the Acquisitions was substantially completed in the second and third quarters of 2009. As a result, the Company has recognized adjustments to its original estimate of the Plant Acquisition Adjustment (PAA) in the second and third quarters of 2009.

The adjusted PAA is ($24.2 million), a decrease of $4.1 million from the original estimate of ($28.3 million). The adjusted Transaction and Transition Costs is an increase of $6.8 million over the original estimate, reflecting additional costs to complete the acquisition and financing. Partially offsetting the decrease in the PAA estimate due to the additional Transaction and Transition Costs were subsequent payments, cash settlements between the purchaser and seller and other post-closing adjustments reflecting changes to working capital and Net Utility Plant.

The revised purchase price allocations are as follows:

Purchase Price Allocation

($ Millions)

December 1, 2008
Equity Purchase Price	$160.0
Plus: Working Capital Adjustment	49.2

Aggregate Purchase Price	209.2
Transaction and Transition Costs	14.4

Total Cash Purchase Price	223.6
Allocation To:
Book Value of Net Utility Plant	(197.0)
Cash Acquired	(6.9)
Accounts Receivable and Other Current Assets	(21.7)
Accrued Revenue	(7.0)
Gas Inventory	(32.3)
Regulatory and Other Noncurrent Assets	(34.2)
Accounts Payable and Other Current Liabilities	20.0
Regulatory Liabilities	31.3

Plant Acquisition Adjustment	$(24.2)

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

NOTE 3 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/23/09	11/16/09	11/02/09	$ 0.345
06/18/09	08/14/09	07/31/09	$ 0.345
03/26/09	05/15/09	05/01/09	$ 0.345
01/15/09	02/16/09	02/02/09	$ 0.345
09/25/08	10/31/08	10/17/08	$ 0.345
06/19/08	08/15/08	08/01/08	$ 0.345
03/20/08	05/15/08	05/01/08	$ 0.345
01/17/08	02/15/08	02/01/08	$ 0.345

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

Common Stock

As of August 21, 2008 the Company’s common stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s common stock trades under the symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 10,827,061, 5,781,025 and 7,791,617 of common shares outstanding at September 30, 2009, September 30, 2008 and December 31, 2008, respectively.

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

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2009, the Company sold 33,184 shares of its Common Stock, at an average price of $20.88 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $693,000 were used to reduce short-term borrowings.

During the first nine months of 2008, the Company sold 22,462 shares of its Common Stock, at an average price of $27.43 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $616,000 were used to reduce short-term borrowings.

Restricted Stock Plan – The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 17, 2009, 32,260 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $661,007. Compensation expense associated with shares issued under the Plan is recognized ratably as the shares vest and was $0.4 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over approximately 2.9 years as the shares vest. During the nine months ended September 30, 2009, 12,459 restricted shares vested. As of September 30, 2009 there were 52,019 unvested restricted shares.

Preferred Stock

Details on preferred stock at September 30, 2009, September 30, 2008 and December 31, 2008 are shown below:

(Amounts in Millions)

	September 30,		December 31,
	2009	2008	2008
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

NOTE 5 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at September 30, 2009, September 30, 2008 and December 31, 2008 are shown below ($ Millions):

	September 30,		December 31,
	2009	2008	2008
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	—	30.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	—	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	—	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	4.4	4.8	4.7

Total Long-Term Debt	249.4	159.8	249.7
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$249.0	$159.4	$249.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield for September 2009. The carrying value of the Company’s long-term debt at September 30, 2009 is $249.4 million. The fair value of the Company’s long-term debt at September 30, 2009 is estimated to be approximately $275.6 million. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

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

Credit Arrangements

At September 30, 2009, the Company had $54.0 million in short-term debt outstanding through bank borrowings under its revolving credit agreement. The revolving credit agreement contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of September 30, 2009, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 13, 2009, the Company entered into an amendment to its 364-day revolving credit facility with Bank of America, as administrative agent, and a syndicate of lenders. The Company originally entered into the facility on November 26, 2008. The amendment increases the maximum borrowings under the facility from $60 million to $80 million. It also (i) decreases the upfront fees to 15 basis points of the aggregate commitment, (ii) changes the commitment fees from 30 to 40 basis points per annum of the average difference between the aggregate commitment and the outstanding borrowings, (iii) changes the margin applicable to borrowings from 1.75% to 2.0% per annum, and (iv) extends the maturity date for borrowings to October 12, 2010. Except as expressly amended by the amendment, all other terms and conditions of the facility remain in full force and effect.

On November 1, 2008, Northern Utilities entered into a gas storage management agreement pursuant to which (i) Northern Utilities released certain pipeline and storage capacity to an asset manager from November 1, 2008 through April 30, 2009 and (ii) the asset manager financed inventories associated with the released storage capacity from Northern Utilities contemporaneously with the closing of the Acquisitions. Pursuant to the agreement, Northern Utilities repurchased the storage inventory over the course of the 2008/2009 winter heating season at the same price initially paid by the asset manager. Effective May 1, 2009, Northern entered into a subsequent gas storage management agreement which provides for refilling the storage inventory between May 1, 2009 and October 31, 2009. Similar to the prior agreement, the asset manager is maintaining the cost of the inventory. On October 31, 2009, at the end of the refill period, Northern will purchase the inventory associated with this storage asset. Northern has entered into a further asset management arrangement, which becomes effective November 1, 2009, under which Northern will release certain pipeline and storage assets and resell the storage inventory to an asset manager and subsequently repurchase the inventory over the course of the 2009/2010 winter heating season at the same price at which it sold the inventory to the asset manager. There was $7.6 million and $24.0 million outstanding at September 30, 2009 and December 31, 2008, respectively, related to these agreements.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of September 30, 2009 there are $21.3 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2010. These guarantees are not required to be recorded under the provisions of ASC 460, “Guarantees.”

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.4 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite State notes due 2018. As of September 30, 2009, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. This guarantee will terminate if Granite State reorganizes and merges with and into Northern Utilities.

NOTE 6 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2009 and September 30, 2009 (Millions):

Three Months Ended:	Electric	Gas	Other	Non- Regulated	Total

September 30, 2009
Revenues	$54.2	$15.2	$—	$1.0	$70.4
Segment Profit (Loss)	1.9	(2.9)	—	0.4	(0.6)
Capital Expenditures	6.1	10.1	0.7	—	16.9

September 30, 2008
Revenues	$63.6	$4.4	$—	$1.1	$69.1
Segment Profit (Loss)	1.9	(0.6)	—	0.2	1.5
Capital Expenditures	6.3	2.6	1.5	—	10.4

Nine Months Ended:

September 30, 2009
Revenues	$163.3	$111.0	$—	$3.2	$277.5
Segment Profit (Loss)	3.2	4.2	0.1	1.2	8.7
Capital Expenditures	21.2	21.0	0.8	—	43.0
Segment Assets	347.9	352.6	10.7	—	711.2

September 30, 2008
Revenues	$172.2	$25.3	$—	$2.9	$200.4
Segment Profit (Loss)	4.4	1.9	(0.2)	0.3	6.4
Capital Expenditures	15.9	3.1	1.6	—	20.6
Segment Assets	344.9	104.8	17.1	0.7	467.5

NOTE 7 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2008 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 18, 2009.

Legal Proceedings

A putative class action Complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009 an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company continues to believe the suit is without merit, and will defend itself vigorously.

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

As a result of the ice storm, the Company has spent approximately $20 million for the repair and replacement of electric distribution systems damaged during the storm, including $5.9 million related to capital construction and $14.1 million which has been deferred as a regulatory asset. Fitchburg and UES have filed petitions with their respective regulatory commissions, the MDPU and the NHPUC, requesting accounting orders to allow each to defer for future recovery in rates the costs associated with the emergency repair of its electric distribution system for damage caused by the ice storm. These petitions remain pending. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. Also, the Company has spent $2.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. While the Company cannot determine the ultimate outcome of the proceedings discussed above, the Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

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

Fitchburg – Gas Operations – On March 12, 2009, the MDPU opened an investigation into Fitchburg’s gas procurement practices. The purpose of this investigation is to determine: (1) whether Fitchburg has engaged in a purchasing program to mitigate the volatility of gas commodity prices without MDPU approval; and, if so, (2) an appropriate remedy, including whether Fitchburg’s ratepayers are entitled to reimbursement for any gas supply costs that are higher than they would have been absent such purchasing program. The Company believes that its gas procurement practices have been and remain in compliance and consistent with all relevant MDPU rules and orders and Massachusetts law, and does not believe that the investigation will have a material adverse impact upon the Company’s financial condition or the results of its operations. Evidentiary hearings were concluded in June 2009. The Massachusetts Attorney General, an intervener in the MDPU investigation, has argued that Fitchburg was required to obtain MDPU approval of its gas purchasing program, and has recommended that Fitchburg refund to ratepayers $863,368 of gas supply costs. Fitchburg disagrees with the Attorney General’s analysis and conclusions and believes that the refund recommendation is without precedent and contrary to the evidence. A decision by the MDPU remains pending.

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

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, and special tariffs to allow the net metering of customer-owned renewable generation. These matters, under review in separately designated dockets, remain pending.

Unitil Energy – On June 17, 2009, UES made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective August 1, 2009, including reconciliation of prior year costs and revenues. UES filed revisions on July 14, 2009. On July 24, 2009, the NHPUC approved the reconciliation filing and rates effective August 1, 2009.

Northern Utilities – Notices of Probable Violation – Beginning in October 2007, the MPUC initiated formal investigations into a number of Notices of Probable Violation (NOPVs) alleging that Northern Utilities had violated various provisions of the federal pipeline safety regulations, as adopted by the MPUC. Northern Utilities, the MPUC Staff and Unitil filed a comprehensive settlement (Settlement), which was approved by the MPUC on November 21, 2008, resolving these matters. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for certain safety related improvements for which no rate recovery will be allowed and obligations to be undertaken for Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at September 30, 2009 was $2.3 million.

Northern Utilities – New Hampshire 2007/2008 Winter Cost of Gas – On October 31, 2007, the NHPUC issued Order No. 24,798 concerning the 2007/2008 winter cost of gas proceeding for Northern Utilities’ New Hampshire division. In that order, the NHPUC noted that Northern Utilities had identified an unusually high level of lost and unaccounted for gas (UAFG), and ordered Northern Utilities to file a detailed report concerning its investigation of this matter. Through its investigation, Northern Utilities determined that the UAFG affected both its New Hampshire and Maine divisions, and that the cause appeared to be incorrect metering at the Maritimes & Northeast (M&NE) / Portland Natural Gas Transmission System’s (PNGTS) Newington Gate Station caused by an erroneous meter module change. The metering equipment was operated and maintained by a third party, Spectra Energy, the parent company of M&NE. PNGTS and M&NE share joint ownership of the section of the pipeline connected to Granite State at the Newington Gate Station. The error caused Granite State to be billed for 758,702 Dth of natural gas, with Granite State then billing Northern Utilities for an equivalent amount, although the volumes of gas were not actually delivered. The meter error was corrected and Northern Utilities, Granite State, Spectra Energy and PNGTS reached an agreement whereby PNGTS will provide to Northern Utilities, through Granite State, gas volumes equal to the misread amounts to correct for the error, over a period of approximately 18 months. Both the NHPUC and the MPUC have approved this arrangement, as well as Northern Utilities’ methodology for allocating the gas received to its Maine and New Hampshire divisions based upon the actual gas use over the period the meters were misread. As of September 30, 2009, Northern Utilities has recorded approximately $0.7 million reflecting the anticipated liability of the future refund amount based on current market prices, with an offsetting receivable from Granite State, and Granite State has recorded a receivable from PNGTS for this amount.

Northern Utilities – Maine Capacity Costs – In its October 28, 2008 approval of Northern Utilities’ Maine Division’s Cost of Gas Factor for the 2008-2009 Winter Period, the MPUC approved recovery of an additional $0.5 million of annual demand costs that had been inadvertently omitted from Northern Utilities’ reconciliation of the 2008-2009 Winter Period rates, although analogous costs had been included in its calculation of 2007-2008 Winter Period rates. The MPUC determined that recovery of these Local Production Capacity Costs was consistent with previous MPUC orders and the $0.5 million was recovered in Northern Utilities’ rates in Maine between November 1, 2008 and April 30, 2009.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of September 30, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at September 30, 2009 are current and non-current accrued liabilities totaling $10.3 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Also included on the Company’s Consolidated Balance Sheet at September 30, 2009 are current and non-current accrued liabilities totaling $2.4 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company sponsors the following retirement benefit plans to provide certain pension and postretirement benefits for its retirees and current employees as follows:

•

The Unitil Corporation Retirement Plan (Pension Plan) - The Pension Plan is a defined benefit pension plan covering substantially all of its employees. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service. In September 2009, the Company amended the Pension Plan as follows:

•	The Pension Plan will be closed to non-union employees who are hired on or after January 1, 2010.

•	All non-union employees hired before January 1, 2010 will have a choice of either:

•	Remaining in the Pension Plan with the current set of benefits. Non-union employees who elect this option will experience no changes in their pension benefits.

or

•

Electing to move to Unitil Corporation’s enhanced Tax Deferred Savings and Investment Plan. Non-union employees who elect this option will receive a frozen benefit from the existing Pension Plan for all of the benefits that they have accrued to December 31, 2008. This frozen benefit will not grow with future salary increases or future service. Non-union employees who elect this option will receive an enhanced employer matching contribution as well as a Company contribution in the Unitil Corporation Tax Deferred Savings and Investment Plan.

•	Union employees were not affected by this amendment.

•

The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan) – The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan.

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) – The SERP is an unfunded retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2009	2008
Used to Determine Plan Costs
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

	2009	2008
Used to Determine Benefit Obligations:
Discount Rate	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2009	2008	2009	2008	2009	2008
Service Cost	$571	$488	$357	$355	$54	$37
Interest Cost	1,073	944	578	559	46	31
Expected Return on Plan Assets	(1,108)	(1,093)	(89)	(82)	—	—
Prior Service Cost Amortization	66	27	428	341	—	1
Transition Obligation Amortization	—	—	5	6	—	—
Actuarial Loss Amortization	399	318	—	—	17	6

Sub-total	1,001	684	1,279	1,179	117	75
Amounts Capitalized and Deferred	(388)	(226)	(486)	(496)	—	—

Net Periodic Benefit Cost Recognized	$613	$458	$793	$683	$117	$75

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2009	2008	2009	2008	2009	2008
Service Cost	$1,713	$1,464	$1,071	$1,065	$162	$111
Interest Cost	3,220	2,831	1,735	1,677	136	94
Expected Return on Plan Assets	(3,324)	(3,280)	(267)	(245)	—	—
Prior Service Cost Amortization	198	81	1,284	1,022	(1)	1
Transition Obligation Amortization	—	—	15	17	—	—
Actuarial Loss Amortization	1,197	956	—	—	53	18

Sub-total	3,004	2,052	3,838	3,536	350	224
Amounts Capitalized and Deferred	(1,034)	(673)	(1,286)	(1,448)	—	—

Net Periodic Benefit Cost Recognized	$1,970	$1,379	$2,552	$2,088	$350	$224

Employer Contributions

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA are new minimum funding rules which will go into effect for plan years beginning in 2008. The funding target will be 100% of a plan’s liability with any shortfall amortized over seven years, with lower (92% - 100%) funding targets available to well-funded plans during the transition period. As of September 30, 2009, the Company had contributed approximately $4.2 million to fund its Pension Plan in 2009 and does not expect to make any additional contributions in 2009.

As of September 30, 2009, the Company had made $1.1 million and $40,000 of contributions to the PBOP and SERP Plans, respectively, in 2009. The Company presently anticipates contributing an additional $1.7 million and $13,000 to the PBOP and SERP Plans, respectively, in 2009.

NOTE 10: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2008 and for the current interim reporting period ended September 30, 2009 in accordance with ASC 740-25, “Income Taxes – Recognition”, (ASC 740-25), and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by ASC 740-25 is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2006; December 31, 2007; and December 31, 2008. Income tax filings for the year ended December 31, 2008 have been filed with the Internal Revenue Service. In its Federal Income Tax return filings for the year ended December 31, 2008, the Company recognized net operating loss (NOL) carrybacks against its Federal Income Tax returns for the years ended December 31, 2006 and 2007 in the amounts of $5.0 million and $6.7 million, respectively. These NOL carrybacks result in a refund to the Company of $4.0 million. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

NOTE 11: UNAUDITED PRO FORMA FINANCIAL DATA RELATED TO ACQUISITIONS

On December 1, 2008, the Company acquired Northern Utilities and Granite State, as discussed in Note 1. Had the results of operations for Northern Utilities and Granite State been combined with the Company as of the beginning of 2008, the Company’s pro forma results for the three and nine months ended September 30, 2008 would have been as follows:

(Millions, except per share amounts) (Unaudited)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Revenues	$82.0	$288.1

Earnings (Loss) Applicable to Common Shareholders	$(2.1)	$5.0

Earnings (Loss) per Share
Basic	$(0.20)	$0.47

Diluted	$(0.20)	$0.47

The Unaudited Pro Forma Financial Data include non-recurring charges to operating expenses of $0.8 million and $2.0 million, after tax, in the three and nine months ended September 30, 2008, respectively, related to compliance violation penalties incurred by Northern Utilities.

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

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2009.

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

The Company’s repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
7/1/09 – 7/31/09	—	—	—
8/1/09 – 8/31/09	—	—	—
9/1/09 – 9/30/09	251	$21.86	251

Total	251	$21.86	251

Item 5.	Other Information

On October 23, 2009, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2009. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2009 Announcing Earnings For the Quarter Ended September 30, 2009.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 23, 2009	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 23, 2009	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2009 Announcing Earnings For the Quarter Ended September 30, 2009.	Filed herewith