Form 10-K
period 2009-12-31
UNITIL CORP
filed 2010-02-10
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Based on the closing price of June 30, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $219,996,265.

The number of common shares outstanding of the registrant was 10,838,394 as of February 9, 2010.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010 are incorporated by reference into Part III of this Report

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Unitil’s principal business is the local distribution of electricity and natural gas throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the city of Concord, New Hampshire, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland and the Lewiston-Auburn area. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 100,500 electric customers and 70,000 natural gas customers.

Unitil’s distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in net utility plant of $449.7 million at December 31, 2009. Unitil’s total operating revenue was $367.0 million in 2009. Substantially all of Unitil’s operating revenue is derived from regulated utility operations.

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

OPERATIONS

Gas Operations

Unitil’s Gas Operations include gas distribution utility operations and gas transportation pipeline company operations, discussed below. Revenue from Unitil’s gas operations was $152.8 million for 2009, which represent about 42% of Unitil’s total operating revenue. In 2008, the Company significantly expanded its gas operations by acquiring Northern Utilities and Granite State on December 1, 2008.

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, originally founded as Portland Gas Light Company in 1849, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate natural gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource Inc. (NiSource) pursuant to the Stock Purchase Agreement dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil (the Acquisitions). Bay State is a wholly owned subsidiary of NiSource. The aggregate purchase price for the Acquisitions was $160 million in cash, plus an additional working capital adjustment of $49.2 million, including approximately $30.0 million of natural gas storage inventory. To finance the Acquisitions and recapitalize Northern Utilities and Granite State, the Company issued additional equity and debt (see “Liquidity, Commitments and Capital Requirements” section in Part II, Item 7 below). The regulatory process in both New Hampshire and Maine, in connection with those states’ approvals of the Acquisitions, included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern Utilities’ rates, customer service and operations. The settlement agreements were separately negotiated and filed in each state but reflect a number of common features (See Note 6 to the accompanying Consolidated Financial Statements for additional information on these settlement agreements).

Gas Distribution Utility Operations

Unitil’s natural gas utility operations are conducted through two of the Company’s distribution utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territory in New Hampshire, Massachusetts and Maine. As a result of a restructuring of the gas utility industry in New Hampshire, Massachusetts and Maine, Fitchburg’s residential and commercial and industrial (C&I) customers and Northern Utilities’ C&I customers have the opportunity to purchase their natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through Northern Utilities and Fitchburg under regulated rates and tariffs. Northern Utilities and Fitchburg purchase natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies on a pass-through basis through reconciling rate mechanisms that are periodically adjusted.

Natural gas is supplied and distributed by Northern Utilities to approximately 54,800 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the industries of auto, housing, rubber, printing, textile, pharmaceutical, electronics, wires and food production as well as a military installation. Northern Utilities 2009 gas operating revenue was $113.9 million, of which approximately 37.0% was derived from residential firm sales and 63.0% from C&I firm sales.

Natural gas is supplied and distributed by Fitchburg to approximately 15,200 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2009 gas operating revenue was $34.8 million, of which approximately 54.0% was derived from residential firm sales and 46.0% from commercial/industrial firm sales.

Gas Transmission Pipeline Company Operations

Granite State is an interstate natural gas transmission pipeline company, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $4.1 million for 2009. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third-party marketers.

Electric Distribution Utility Operations

Unitil’s electric utility operations are conducted through two of the Company’s distribution utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $209.9 million for 2009, which represent about 57% of Unitil’s total operating revenue.

The primary business of Unitil’s electric utility operations is the local distribution of electricity to customers in its service territory in New Hampshire and Massachusetts. As a result of the implementation of choice in New Hampshire and Massachusetts, Unitil’s customers are free to contract for their supply of electricity with third-party suppliers. The distribution utilities continue to deliver that supply of electricity over their distribution systems. Both Unitil Energy and Fitchburg supply electricity to those customers who do not obtain their supply from third-party suppliers, with the approved costs associated with electricity supplied by the distribution utilities being recovered on a pass-through basis under periodically-adjusted rates.

Unitil Energy distributes electricity to approximately 72,600 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wires and plastics, healthcare and education. Unitil Energy’s 2009 electric operating revenue was $146.4 million, of which approximately 51.0% was derived from residential sales and 49.0% from commercial/industrial sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of northcentral Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is supplied and distributed by Fitchburg to approximately 27,900 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries and education. Fitchburg’s 2009 electric operating revenue was $63.5 million, of which approximately 54.0% was derived from residential sales and 46.0% from commercial/industrial sales.

Seasonality

As a result of the acquisitions of Northern Utilities and Granite State, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in both reporting periods. In particular, the Company’s results will reflect the seasonal nature of the natural gas distribution business. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

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

Non-regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. Revenue from Unitil’s non-regulated operations was $4.3 million in 2009.

The results of Unitil’s other non-utility subsidiaries, Unitil Service and Unitil Realty, and the holding company are included in the Company’s consolidated results of operations. The results of these non-utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income (for segment information, see Part II, Item 8, Note 10 herein).

(For details on Unitil’s Results of Operations, see Part II, Item 7 herein.)

RATES AND REGULATION

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to their rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third party energy supply vendors. Most customers, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

On December 11 and 12, 2008, a severe ice storm struck the New England region (December 2008 Ice Storm), causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers.

The Company has received regulatory approval to defer storm restoration costs and has accrued and deferred approximately $14.6 million of costs, including carrying charges, incurred for the repair of its electric system damaged during the ice storm so that it may seek recovery of these costs in its next base rate cases. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, there may be a significant impact on the Company’s results of operations in future periods.

Also see Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters and Note 6 to the accompanying Consolidated Financial Statements for additional information on Rates and Regulation.

NATURAL GAS SUPPLY

With the purchase of Northern Utilities on December 1, 2008, Unitil now manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Fitchburg’s residential and C&I customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, although most of Fitchburg’s customers continue to purchase such supplies at regulated rates from Fitchburg. Northern Utilities’ C&I natural gas customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply at regulated rates from Northern Utilities under regulated rates and tariffs. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically-adjusted rates and are included in Purchased Gas in the Consolidated Statements of Earnings.

In the fourth quarter of 2009, the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus carrying charges, to its gas customers. Fitchburg recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. Fitchburg has appealed this order to the Massachusetts Supreme Judicial Court. Fitchburg’s assessment is that pre-approval from the MDPU for gas purchases made to stabilize prices for customers was not required and that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. In addition, Fitchburg is able to demonstrate that its gas purchasing practices were previously disclosed to the MDPU at public hearings and in required filings with the MDPU and the Massachusetts Office of the Attorney General. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

Regulated Natural Gas Supply

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of liquefied natural gas (LNG) or liquefied propane gas (LPG), to truck supplies to each storage facility within Fitchburg’s service territory.

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

Northern purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of LNG or LPG, to truck supplies to each storage facility within Northern Utilities’ service territory.

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

ELECTRIC POWER SUPPLY

The restructuring of the utility industry in New Hampshire required the divestiture of Unitil’s power supply arrangements and the procurement of replacement supplies, which provided the flexibility for migration of customers to and from utility energy service. Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the ISO New England, Inc. (ISO-NE) markets for the purpose of facilitating these wholesale electric power supply transactions, which are necessary to serve Unitil’s customers.

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third party energy suppliers. As of December 2009, 99 or 67% of Unitil’s largest New Hampshire customers, representing 24% of total New Hampshire electric energy sales, and 26 or 79% of Unitil’s largest Massachusetts customers, representing 35% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. The concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

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

The NHPUC and MDPU regularly investigate alternatives to their procurement policy, which may lead to future changes in this regulated power supply procurement structure.

Regional Electric Transmission and Power Markets

Fitchburg, Unitil Energy and Unitil Power, as well as virtually all New England electric utilities, are participants in the ISO-NE markets. ISO-NE is the Regional Transmission Organization (RTO) in New England. The purpose of ISO-NE is to assure reliable operation of the bulk power system in the most economic manner for the region. Substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The ISO-NE tariff imposes generating capacity and reserve obligations, and provides for the use of major transmission facilities and support payments associated therewith. The most notable benefits of the ISO-NE are coordinated power system operation in a reliable manner and a supportive business environment for the development of competitive electric markets.

Electric Power Supply Divestiture

Prior to May 1, 2003, Unitil Energy purchased all of its power supply from Unitil Power under the Unitil System Agreement, a FERC-regulated tariff, which provided for the recovery of all of Unitil Power’s power supply-related costs on a cost pass-through basis. Effective May 1, 2003, Unitil Energy and Unitil Power amended the Unitil System Agreement, such that power sales from Unitil Power to Unitil Energy ceased, and Unitil Power sold substantially all of its entitlements under the remaining portfolio of power supply contracts. Under the amended Unitil System Agreement, Unitil Energy continues to pay contract release payments to Unitil Power for stranded costs associated with the portfolio sale and its other ongoing power supply-related costs. In connection with the restructuring of the electric industry, Unitil Power and Fitchburg divested substantially all of their long-term power supply contracts and interests in generation assets through the sale of the interest in those assets or the sale of the entitlements to the electricity provided by those generation assets and long-term power supply contracts.

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

ENVIRONMENTAL MATTERS

Unitil’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg continues to work with environmental regulatory agencies to identify and assess environmental issues at the former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. Fitchburg has proceeded with site remediation work as specified on the Tier 1B permit issued by the Massachusetts Department of Environmental Protection, which allows Fitchburg to work towards temporary closure of the site. A status of temporary closure requires Fitchburg to monitor the site until a feasible permanent remediation alternative can be developed and completed. Also, see Note 6 to the accompanying consolidated financial statements.

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

Northern Utilities’ Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid 1800’s through the mid 1900’s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

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

Also, see Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters and Note 6 to the accompanying Consolidated Financial Statements for additional information on Environmental Matters.

EMPLOYEES

As of December 31, 2009, the Company and its subsidiaries had 431 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2009, 156 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two agreements expire on May 31, 2010, one agreement expires on June 5, 2010 and one agreement expires on March 31, 2012. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

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

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL.”

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information about our directors and senior management as of February 10, 2010:

Name	Age	Position
Robert G. Schoenberger	59	Chairman of the Board, Chief Executive Officer and President
Mark H. Collin	50	Senior Vice President, Chief Financial Officer and Treasurer
Thomas P. Meissner, Jr.	47	Senior Vice President and Chief Operating Officer
Laurence M. Brock	56	Controller and Chief Accounting Officer
Todd R. Black	45	Senior Vice President, External Affairs and Customer Relations, Unitil Service
George R. Gantz	58	Senior Vice President, Distributed Energy Resources, Unitil Service
George E. Long, Jr.	53	Vice President, Administration, Unitil Service
Sandra L. Whitney	46	Corporate Secretary
William D. Adams	62	Director
Dr. Robert V. Antonucci	64	Director
David P. Brownell	66	Director
Michael J. Dalton	69	Director
Albert H. Elfner, III	65	Director
Edward F. Godfrey	60	Director
Michael B. Green	60	Director
Eben S. Moulton	63	Director
M. Brian O’Shaughnessy	66	Director
Dr. Sarah P. Voll	67	Director

Robert G. Schoenberger has been Unitil’s Chairman of the Board of Directors and Chief Executive Officer since 1997, as well as President since 2003. Prior to his employment with Unitil, Mr. Schoenberger was president and chief operating officer of the New York Power Authority (a state-owned utility) from 1993 until 1997. Mr. Schoenberger has also served as a director of SatCon Technology Corporation, Boston, Massachusetts (a company engaged in the development and manufacture of power electronics and control systems) since 2007. Mr. Schoenberger formerly served as chairman and trustee of Exeter Health Resources, Exeter, New Hampshire, from 1998 until 2009, and as a director of the Greater Seacoast (New Hampshire) United Way from 1998 until 2004, the New England Gas Association from 1999 until 2002 and the Southwest Power Pool from 2003 until 2005.

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

George R. Gantz has been Unitil’s Senior Vice President, Distributed Energy Resources, Unitil Service, since September 2009. Mr. Gantz joined Unitil in 1983 and served as Senior Vice President, Communication and Regulation from 1994 until 2003, and Senior Vice President, Customer Services and Communications from 2003 until 2009.

Todd R. Black has been Unitil’s Senior Vice President, External Affairs and Customer Relations, Unitil Service, since September 2009. Mr. Black joined Unitil in 1998 and served as Vice President, Sales and Marketing, for Usource from 1998 until 2003, and President of Usource from 2003 until 2009.

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

William D. Adams has been a member of Unitil’s Board of Directors since 2009. Mr. Adams has been the president of Colby College in Waterville, Maine, since 2000. Mr. Adams also serves on the board of trustees of Colby College. Mr. Adams also served as president of Bucknell University (Bucknell) in Pennsylvania from 1995 until 2000. Prior to leading Bucknell, he served as vice president and secretary of Wesleyan University in Connecticut. Mr. Adams also served as coordinator of the Great Works in Western Culture program at Stanford University and taught political philosophy at the University of North Carolina at Chapel Hill and Santa Clara University. Mr. Adams has served on the board of directors of Wittenburg University since 2007, Maine General Health since 2002, and Maine Public Broadcasting Corporation since 2002.

Dr. Robert V. Antonucci has been a member of Unitil’s Board of Directors since 2004. Dr. Antonucci has been the president of Fitchburg State College (FSC) in Fitchburg, Massachusetts, since 2003. Prior to his employment with FSC, Dr. Antonucci was president of the School Group of Riverdeep, Inc., San Francisco, California, from 2001 until 2003 and president and chief executive officer of Harcourt Learning Direct and Harcourt Online College, Chestnut Hill, Massachusetts from 1998 until 2001. Dr. Antonucci also served as the commissioner of education for the Commonwealth of Massachusetts from 1992 until 1998. In addition, Dr. Antonucci has served as a trustee of Eastern Bank since 1988. Dr. Antonucci also serves and a director of the North Central Massachusetts Chamber of Commerce and a director of the North Central Massachusetts United Way.

David P. Brownell has been a member of Unitil’s Board of Directors since 2001. Mr. Brownell has been a retired senior vice president of Tyco International Ltd. (Tyco) (a diversified global manufacturing and service company), Portsmouth, New Hampshire, since 2003. Mr. Brownell had been with Tyco since 1984. Mr. Brownell was also interim president of the University of New Hampshire (UNH) Foundation, former vice chairman of the board of UNH Foundation, former volunteer board president of the United Way of the Greater Seacoast, and a former board member of the New Hampshire Junior Achievement Advisory Council.

Michael J. Dalton has been a member of Unitil’s Board of Directors since 1984. Mr. Dalton has been the retired president and chief operating officer of Unitil since 2003. Mr. Dalton has been a member of the Industrial Advisory Council of the University of New Hampshire College of Engineering and Physical Sciences since 2003, and vice president since 2009. Mr. Dalton was a director of the New England Gas Association from 2002 until 2003, the Electric Council of New England, the UNH Foundation, the University of New Hampshire Alumni Association, and the University of New Hampshire President’s Council. In addition, Mr. Dalton serves as a mentor with the University of New Hampshire Pathways Mentorship Program.

Albert H. Elfner, III has been a member of Unitil’s Board of Directors since 1999. Mr. Elfner was the chairman of Evergreen Investment Management Company, Boston, Massachusetts, from 1994 until 1999 and its chief executive officer from 1995 until 1999. Mr. Elfner is also a director of NGM Insurance Company (NGM), Jacksonville, Florida, as well as a member of the NGM finance committee, and as a director of Emerson Ecologics, LLC (distributor of natural health care products to health care professionals), and as a trustee of MDT Advisors (a quantitative investment management firm), Boston, Massachusetts.

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

Michael B. Green has been a member of Unitil’s Board of Directors since 2001. Mr. Green has been the president and chief executive officer of Capital Region Health Care and Concord Hospital, Concord, New Hampshire, since 1992. Mr. Green is also a member of the adjunct faculty, Dartmouth Medical School, Dartmouth College, Hanover, New Hampshire. In addition, Mr. Green currently serves on the board of the Foundation for Healthy Communities, is a director of the New Hampshire Hospital Association, a director of New Hampshire Business Council for the Arts, and a director of Merrimack County Savings Bank including membership on the bank’s investment and audit committees.

Eben S. Moulton has been a member of Unitil’s Board of Directors since 2000. Mr. Moulton has been the managing partner of Seacoast Capital Corporation, Danvers, Massachusetts, (a private investment company) since 1995. Mr. Moulton is also a director of IEC Electronics (provider of electronic manufacturing services to advanced technology companies), Newark, New York, a director of six private companies, and a trustee of Colorado College, Colorado Springs, Colorado.

M. Brian O’Shaughnessy has been a member of Unitil’s Board of Directors since 1998. Mr. O’Shaughnessy has been the chairman of the board of Revere Copper Products, Inc. (Revere), Rome, New York, since 1988. Mr. O’Shaughnessy also served as chief executive officer and president of Revere from 1988 until 2007. Mr. O’Shaughnessy also serves on the Board of Directors and as the chief co-chair of the Coalition for a Prosperous America, three copper industry trade associations, three manufacturing associations in New York State regarding energy-related issues, and the Economic Development Growth Enterprise of Mohawk Valley.

Dr. Sarah P. Voll has been a member of Unitil’s Board of Directors since 2003. Dr. Voll has been a retired vice president, National Economic Research Associates, Inc. (NERA), Washington, District of Columbia, a firm of consulting economists specializing in industrial and financial economics, since 2007, but currently serves as a special consultant to NERA. Dr. Voll had been with NERA in the position of vice president since 1999, and in the position of senior consultant from 1996 until 1999. Prior to her employment with NERA, Dr. Voll was a staff member at the NHPUC from 1980 until 1996.

INVESTOR INFORMATION

Annual Meeting

The annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Thursday, April 15, 2010, at 10:30 a.m.

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

The regulators also have authority with respect to the recovery of the Company’s electricity and natural gas supply costs incurred by Unitil Energy, Fitchburg, and Northern Utilities. In the event that the Company is unable to recover a significant amount of these costs or recovery of these costs were to be significantly delayed, the Company’s operating results could be materially adversely affected. Changes in regulations or the imposition of additional regulations could also have an adverse effect on the Company’s operating results.

In the fourth quarter of 2009, the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus carrying charges, to its gas customers. Fitchburg recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. Fitchburg has appealed the gas procurement Order to the Massachusetts Supreme Judicial Court. Fitchburg’s assessment is that pre-approval from the MDPU for gas purchases made to stabilize prices for customers was not required and that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. In addition, Fitchburg is able to demonstrate that its gas purchasing practices were previously disclosed to the MDPU at public hearings and in required filings with the MDPU and the Massachusetts Office of the Attorney General. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

The Company has deferred certain costs associated with the December 2008 Ice Storm for future recovery in rates.

On December 11 and 12, 2008, a severe ice storm struck the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers.

The Company has received regulatory approvals to defer storm restoration costs and has accrued and deferred approximately $14.6 million of costs, including carrying charges, for the repair of its electric system damaged during the December 2008 Ice Storm so that it may seek recovery of these costs in its next base rate cases. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, there may be a significant impact on the Company’s results of operations in future periods.

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

The Company’s power supply-related regulatory assets due to the electric industry restructuring in New Hampshire and Massachusetts for which regulatory approval has been obtained for recovery were approximately $25.6 million for Fitchburg and $9.1 million for Unitil Energy as of December 31, 2009, including $8.4 million and $4.6 million for Fitchburg and Unitil Energy, respectively, recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Additionally, the Company’s other restructuring-related regulatory assets for which regulatory approval has been obtained for recovery were approximately $28.3 million in the aggregate as of December 31, 2009, including $4.7 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet.

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

The Company’s business is influenced by the economic activity within its service territory. The level of economic growth in the Company’s electric and natural gas distribution service territory directly affects the potential for future growth in the Company’s business. As a result, adverse changes in the economy may have negative effects on the Company’s revenues, operating results and financial condition.

The Company may not be able to obtain financing or obtain financing on acceptable terms, which could have an adverse affect on the Company’s operating results and financial condition.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the capital necessary to meet these requirements is derived primarily from internally-generated funds, the Company initially supplements internally generated funds through short-term debt under its current credit facility, as needed, and periodically replaces portions of its short-term debt with permanent financing sources such as long-term debt or equity. General economic conditions and the Company’s operating and financial performance could negatively affect the Company’s ability to obtain financing and the terms of such financing. In addition, the Company may be unable to obtain debt financing under its current credit facility because its lending counterparties may be unwilling or unable to meet their funding obligations. In each case, this could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly have an adverse affect on the Company’s operating results and financial condition. In addition, the material terms of the Company’s existing indebtedness restricts its ability to incur any material amount of additional indebtedness, which could negatively impact its operating results and financial condition. See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 4 to the accompanying Consolidated Financial Statements.

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

The Company made cash contributions of $4.2 million, $2.8 million and $2.8 million to its pension plan in 2009, 2008 and 2007, respectively, which exceeded minimum funding requirements. Recent and future declines in the valuation of capital markets could require the Company to make cash contributions to its pension plans substantially in excess of its cash contributions in prior years, which could adversely affect its financial condition.

The Financial Accounting Standards Board (FASB) guidance on accounting for pension and other post retirement benefit obligations requires companies to record on their balance sheets the funded status of their retirement benefit obligations (RBO). The Company has recognized a liability for the projected RBO of its plans and a corresponding regulatory asset, to recognize the future collection of these obligations in electric and gas rates. In the event that the Company is unable to recover these costs or recovery of these costs were to be significantly delayed, the Company’s operating results could be materially adversely affected. See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 9 to the accompanying Consolidated Financial Statements.

Increases in interest rates could have a negative impact on the Company’s financial condition and the Company may need to use a significant portion of its cash flow to repay its outstanding indebtedness.

The Company and its utility subsidiaries have ongoing capital expenditure and cash funding requirements that they frequently fund by issuing short-term debt and long-term debt.

Short-term debt borrowings are typically at variable rates of interest. Therefore, changes in short-term interest rates will increase or decrease the Company’s interest expense associated with short-term borrowings. Increases in interest rates generally will increase the Company’s borrowing costs with respect to short-term debt and could adversely affect its financial condition or results of operations. As of December 31, 2009, the Company had approximately $64.5 million outstanding under its revolving credit facility.

Long-term debt borrowings are typically at fixed rates of interest. Therefore, changes in interest rates do not affect interest expense associated with presently outstanding fixed rate long-term debt securities. However, changes in interest rates may affect the interest rate and corresponding interest expense on any new long-term debt securities that are issued. See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 4 to the accompanying Consolidated Financial Statements.

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

See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 4 to the accompanying Consolidated Financial Statements.

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

In addition, the Company may incur indebtedness in the future. Before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations.

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

As of December 31, 2009, Unitil owned, through its distribution utilities, three utility operation centers, approximately 2,177 pole miles of local transmission and distribution overhead electric lines and 596 conduit bank miles of underground electric distribution lines, along with 48 electric substations, including three mobile electric substations. Our natural gas operations property includes two LPG plants, two LNG plants and 1,219 miles of underground gas mains. In addition, our real estate subsidiary, Unitil Realty, owns our corporate headquarters building and the 12 acres of land on which it is located.

Unitil Energy owns and maintains distribution operations centers in Concord, New Hampshire and Kensington, New Hampshire. Unitil Energy’s 29 electric distribution substations, including one 5,000 kilovolt ampere and one 10,500 kilovolt ampere kVA mobile substation, constitute 219,037 kVA of capacity, which excludes capacity of spare transformers, for the transformation of electric power from the 34.5 kV subtransmission voltage to other primary distribution voltage levels. The electric substations are located on land owned by Unitil Energy or land occupied by Unitil Energy pursuant to perpetual easements.

Unitil Energy has a total of approximately 1,617 pole miles of local transmission and distribution overhead electric lines and a total of 416 conduit bank miles of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by Unitil Energy without objection by the owners. In the case of certain distribution lines, Unitil Energy owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies.

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

Fitchburg owns a LPG plant and a LNG plant, both of which are located on land owned by Fitchburg. Fitchburg also has 263 miles of underground steel, cast iron and plastic gas mains.

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

Northern Utilities’ distribution system is comprised of 956 miles of gas mains and 38,692 service pipes. The gas mains are primarily made up of polyethylene plastic (65%), coated and wrapped cathodically protected steel (22%), cast/wrought iron (8%), and unprotected bare and coated steel (5%).

Northern Utilities’ New Hampshire division serving 21 communities has 485 miles of distribution gas mains and 19,468 service pipes. Northern Utilities’ Maine division serving 23 communities has 471 miles of distribution and 19,224 service pipes. Northern Utilities also owns a liquid propane gas plant on land owned by Northern Utilities.

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

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the December 2008 Ice Storm. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company continues to believe the suit is without merit, and will defend itself vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Registrant’s common stock is listed on the New York Stock Exchange under the symbol “UTL”. As of December 31, 2009, there were 1,644 shareholders of record.

Common Stock Data

Dividends per Common Share	2009	2008
1st Quarter	$0.345	$0.345
2nd Quarter	0.345	0.345
3rd Quarter	0.345	0.345
4th Quarter	0.345	0.345

Total for Year	$1.38	$1.38

	2009		2008
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$20.75	$17.93	$29.00	$25.75
2nd Quarter	$22.79	$19.05	$28.60	$26.41
3rd Quarter	$23.20	$20.53	$27.94	$25.46
4th Quarter	$23.46	$19.55	$26.60	$19.50

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Restricted Stock Plan (1)	—	N/A	62,318
Equity compensation plans not approved by security holders
1998 Option Plan (2)	63,500	$28.90	—

Total	63,500	$28.90	62,318

NOTES: (also see Note 3 to the accompanying Consolidated Financial Statements)

(1)	The Restricted Stock Plan (the Plan) was approved by shareholders in April 2003. 10,600 shares of restricted stock were awarded to Plan participants in May 2003; 10,700 shares of restricted stock were awarded to Plan participants in April 2004; 10,900 shares of restricted stock were awarded to Plan participants in March 2005; 14,375 shares of restricted stock were awarded to Plan participants in February 2006; 9,020 shares of restricted stock were awarded to Plan participants in February 2007; 15,540 shares of restricted stock were awarded to Plan participants in February 2008; 32,260 shares of restricted stock were awarded to Plan participants in February 2009. 12,520 shares of restricted stock were awarded to Plan participants in February 2010.
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

Stock Performance Graph

The following graph compares Unitil’s cumulative stockholder return since December 31, 2004 with the Peer Group index, comprised of the S&P Utility Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2004.

Comparative Five-Year Total Returns

NOTES:

(1)	The graph above assumes $100 invested on December 31, 2004, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P Utility Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2009.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 26, 2009, the Company periodically repurchases shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. The Company may suspend or terminate its Rule 10b5-1 trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $83,000 in value of shares have been purchased or, if sooner, on March 26, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
10/1/09 – 10/31/09	—	—	—
11/1/09 – 11/30/09	—	—	—
12/1/09 – 12/31/09	2,781	$21.57	2,781

Total	2,781	$21.57	2,781

Item 6.	Selected Financial Data

For the Years Ended December 31,	2009	2008	2007	2006	2005

(all data in millions except shares, % and per share data) (1)
Consolidated Statements of Earnings:

Operating Revenue	$367.0	$288.2	$262.9	$260.9	$232.1

Operating Income	26.1	20.5	18.5	15.8	15.5

Other Non-operating Expense (Income)	0.3	0.3	0.2	—	0.1

Income Before Interest Expense, net	25.8	20.2	18.3	15.8	15.4

Interest Expense, net	15.8	10.5	9.6	7.8	6.8

Net Income	10.0	9.7	8.7	8.0	8.6

Dividends on Preferred Stock	0.1	0.1	0.1	0.1	0.2

Earnings Applicable to Common Shareholders	$9.9	$9.6	$8.6	$7.9	$8.4

Balance Sheet Data:

Utility Plant (Original Cost)	$682.7	$641.4	$380.5	$353.0	$325.0

Total Assets	$725.2	$733.2	$474.6	$483.4	$450.1

Capitalization:

Common Stock Equity	$193.1	$139.5	$100.4	$97.8	$96.3

Preferred Stock	2.0	2.0	2.1	2.1	2.3

Long-Term Debt, less current portion	248.9	249.3	159.6	140.0	125.4

Total Capitalization	$444.0	$390.8	$262.1	$239.9	$224.0

Current Portion of Long-Term Debt	$0.4	$0.4	$0.4	$0.3	$0.3

Short-term Debt	$64.5	$74.1	$18.8	$26.0	$18.7

Capital Structure Ratios:

Common Stock Equity	43%	36%	38%	41%	43%

Preferred Stock	1%	1%	1%	1%	1%

Long-Term Debt	56%	63%	61%	58%	56%

Earnings Per Share Data:

Earnings Per Average Share	$1.03	$1.65	$1.52	$1.41	$1.51

Common Stock Data:

Shares of Common Stock—(Average Outstanding, 000’s)	9,647	5,830	5,672	5,612	5,568

Dividends Paid Per Share	$1.38	$1.38	$1.38	$1.38	$1.38

Book Value Per Share (Year-End)	$17.83	$17.90	$17.50	$17.30	$17.21

Electric and Gas Sales:

Electric Distribution Sales (Millions kWh)	1,618.8	1,695.9	1,743.0	1,751.5	1,790.4

Firm Natural Gas Distribution Sales (Millions Therms)	178.7	47.2	28.4	26.4	24.3

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 100,500 electric customers and 70,000 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in Net Utility Plant of $449.7 million at December 31, 2009. Unitil’s total revenue was $367.0 million in 2009, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. Usource’s total revenues were $4.3 million in 2009. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:

•	The Company’s ability to achieve the estimated potential synergy savings attributable to the Acquisitions;

•	The Company’s ability to retain existing customers and gain new customers;

•	Variations in weather;

•	Major storms;

•	Recovery of deferred major storm costs;

•	Recovery of energy commodity costs;

•	Changes in the regulatory environment;

•	Customers’ preferences on energy sources;

•	Interest rate fluctuation and credit market concerns;

•

General economic conditions that could have an adverse impact on the availability of credit and liquidity resources generally and could jeopardize certain of our counterparty obligations, including those of our insurers and financial institutions;

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

See also Item 1A Risk Factors.

ACCOUNTING CODIFICATION

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 168), a replacement of SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (U.S. GAAP). SFAS No. 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The purpose of the FASB Codification is to simplify U.S. GAAP, without change, by consolidating the numerous accounting rules into logically organized topics. The Company has adopted SFAS No. 168 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the FASB Codification.

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

Net Income and EPS Overview

2009 Compared to 2008—The Company’s Earnings Applicable to Common Shareholders was $1.2 million, or $0.11 per common share, for the fourth quarter of 2009 compared to $3.2 million, or $0.53 per common share, for the fourth quarter of 2008. The Company also reported earnings of $9.9 million for the full year period of 2009, compared to $9.6 million for 2008. Earnings per common share were $1.03 for 2009, ($0.62) per share lower than last year’s earnings of $1.65. The lower earnings per common share in the fourth quarter and full year period of 2009 primarily reflect higher regulatory and legal expenses in 2009 associated with the devastating ice storm that struck New England in December 2008 and a significant non-recurring regulatory matter.

In 2009 the Company recognized professional fees of approximately $3.0 million related to regulatory and legal matters concerning the Company’s preparation and response to the devastating ice storm that struck the New England region on December 11 and 12, 2008. In the fourth quarter of 2009, the Company also recognized a non-recurring accounting charge for a regulatory order that required Fitchburg Gas and Electric Light Company, the Company’s Massachusetts combination gas and electric operating utility, to refund $4.9 million of natural gas supply costs, including carrying charges. Excluding these one-time charges, the Company’s Earnings Applicable to Common Shareholders was $5.1 million, or $0.47 per common share, for the fourth quarter of 2009 and $15.1 million, or $1.57 per share, for the full year ended December 31, 2009.

In addition to the one-time charges, earnings in 2009 reflect higher gas utility sales margins offset by higher operating, depreciation and interest costs. Natural gas sales margin increased $35.1 million in 2009 compared to 2008, reflecting the contribution to natural gas sales by Northern Utilities and Granite State. Natural gas sales margin also includes the unfavorable effect of a refund of $4.9 million of natural gas supply costs recorded in the fourth quarter of 2009. Electric sales margin increased $0.4 million in 2009 compared to 2008, reflecting higher electric rates offset by lower sales. Total electric kilowatt-hour (kWh) sales decreased 4.5% in 2009 compared to 2008, reflecting lower average usage by customers due to the continued economic slowdown and milder summer weather in 2009. Average summer temperatures in the Company’s electric service territories, as measured by cooling degree days, were 31% cooler in 2009 compared to the same period in 2008 and were 26% cooler than normal. Unitil paid common dividends of $1.38 in 2009.

Total Operation & Maintenance (O&M) expenses increased $17.2 million, or 62.5%, in 2009 compared to 2008. The inclusion of Northern Utilities and Granite State for the full year in 2009 accounted for $8.8 million of the increase. In addition, higher compensation and retiree and employee benefit expenses of $2.2 million and net other utility operating costs of $0.4 million contributed to the increase in O&M expenses year over year. As discussed above, in 2009 the Company expensed professional fees of approximately $3.0 million related to regulatory and legal matters concerning the December 2008 Ice Storm. The increase in O&M expenses in 2009 over 2008 also reflects lower O&M recorded in 2008 due to the receipt of a $2.8 million insurance settlement in that year.

Depreciation, Amortization, Taxes and Other expenses increased $13.2 million in 2009 compared to 2008. The increase is largely due to the inclusion of Northern Utilities and Granite State for the full year in 2009, higher depreciation on normal utility plant additions and higher income taxes on higher pre-tax earnings in 2009.

Interest Expense, Net increased $5.3 million in 2009 compared to 2008. The increase is due to the issuance of $90 million of long-term notes issued by Northern Utilities and Granite State in December 2008 to partially finance the acquisition and higher average borrowings during 2009, partially offset by increases in interest income on regulatory assets and Allowance for Funds Used During Construction (AFUDC) in 2009.

The Company’s non-regulated energy brokering and advisory services business, Usource, achieved sales margins of $4.3 million in 2009, and contributed $1.6 million to consolidated Earnings, or $0.16 per share for the year compared to earnings of $0.3 million, or $0.06 per share in 2008.

On December 11 and 12, 2008, a severe ice storm struck the New England region, creating extended power outages for many residents of Massachusetts and New Hampshire, including Unitil’s electric customers in New Hampshire and the greater Fitchburg, Massachusetts service territory. As discussed above, the Company has received approval from the MDPU and the NHPUC to defer storm restoration costs associated with the repair of damages to its electric distribution system caused by the December 2008 Ice Storm and to request recovery for these costs in Fitchburg’s and Unitil Energy’s next rate cases. The Company has accrued and deferred, excluding capital construction expenditures, approximately $14.6 million in costs, including carrying charges, for the repair and replacement of electric distribution systems damaged during the storm. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

In 2009, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2010 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share.

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

2008 Compared to 2007—The Company’s Earnings Applicable to Common Shareholders was $9.6 million for 2008, an increase of 12% over 2007 Earnings of $8.6 million. Earnings per common share were $1.65 for 2008, $0.13 per share higher than last year. Earnings in 2008 reflect the acquisitions, on December 1, 2008, of Northern Utilities and Granite State. The acquisitions have increased the share of the company’s operating results attributable to gas operations, which have a higher proportion of annual gas sales margin during the winter months.

A more detailed discussion of the Company’s 2009 and 2008 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Overall, Unitil’s total therm sales of natural gas increased 278.6% in 2009 compared to 2008, reflecting the contribution to sales by Northern Utilities. Excluding the contribution to sales by Northern Utilities, total therm sales of natural gas decreased 0.7% in 2009 compared to 2008, reflecting a decrease of 2.0% in sales to residential customers and flat year over year sales to C&I customers. The decrease in sales to residential customers reflects lower average usage by our customers, due to a slowing economy and energy conservation, partially offset by a colder winter heating season in the first quarter of 2009.

Overall, Unitil’s total therm sales of natural gas increased 66.2% in 2008 compared to 2007. Excluding the contribution of the acquisition of Northern Utilities, total therm sales of natural gas increased 1.1% in 2008 compared to 2007, reflecting a decrease of 2.0% in sales to residential customers offset by an increase of 2.7% in sales to C&I customers. The lower sales to residential customers in 2008 reflects a milder winter heating season and lower average usage by our customers reflecting a slowing economy and energy conservation. The increase in gas sales to C&I customers in 2008 reflects increased usage of natural gas in those customers’ production operations.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	Change %	Change	Change %
Residential	36.7	13.3	10.2	23.4	175.9%	3.1	30.4%
Commercial / Industrial	142.0	33.9	18.2	108.1	318.9%	15.7	86.3%

Total	178.7	47.2	28.4	131.5	278.6%	18.8	66.2%

Gas Operating Revenues and Sales Margin—The following table details Total Gas Operating Revenue and Gas Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Gas Sales Margin (millions)
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change (1)	$ Change	% Change (1)
Gas Operating Revenue:
Residential	$62.0	$27.5	$18.8	$34.5	60.6%	$8.7	25.4%
Commercial / Industrial	90.8	29.4	15.4	61.4	107.9%	14.0	41.0%

Total Gas Operating Revenue	$152.8	$56.9	$34.2	$95.9	168.5%	$22.7	66.4%

Cost of Gas Sales:
Purchased Gas	$96.4	$37.3	$21.3	$59.1	103.9%	$16.0	46.8%
Conservation & Load Management	1.9	0.2	0.2	1.7	2.9%	—	—

Total Cost of Gas Sales	$98.3	$37.5	$21.5	$60.8	106.8%	$16.0	46.8%

Gas Sales Margin	$54.5	$19.4	$12.7	$35.1	61.7%	$6.7	19.6%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $95.9 million, or 168.5%, in 2009 compared to 2008, reflecting the inclusion of Northern Utilities and Granite State for the full year in 2009. Total Gas Operating Revenues include the recovery of the approved cost of sales, which are recorded as Purchased Gas and Conservation and Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in 2009 reflects higher Purchased Gas costs of $59.1 million, higher C&LM revenues of $1.7 million and higher sales margin of $35.1 million.

Purchased Gas and C&LM revenues increased $60.8 million, or 106.8%, of Total Gas Operating Revenues in 2009 compared to 2008, reflecting the inclusion of Northern Utilities and Granite State for the full year in 2009 and the $4.9 million refund of natural gas supply costs recorded in the fourth quarter of 2009. Purchased Gas revenues include the recovery of the approved cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the approved cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $35.1 million in 2009 compared to 2008, reflecting the contribution to natural gas sales by Northern Utilities and Granite State. Natural gas sales margin also includes the unfavorable effect of a refund of $4.9 million of natural gas supply costs recorded in the fourth quarter of 2009.

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

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales decreased 4.5% in 2009 compared to 2008. Electric kWh sales to residential customers and C&I customers decreased 2.2% and 6.1%, respectively, in 2009 compared to 2008. The lower electric kWh sales in 2009 compared to 2008 reflect lower average usage by our customers due to the continued regional economic slowdown and milder summer weather in 2009. Average summer temperatures in the Company’s electric service territories, as measured by cooling degree days, were 31% cooler in 2009 compared to the same period in 2008 and were 26% cooler than normal.

Unitil’s total electric kWh sales decreased 2.7% in 2008 compared to 2007. Electric kWh sales to residential customers and C&I customers decreased 2.2% and 3.0%, respectively, in 2008 compared to 2007. The lower electric kWh sales in 2008 compared to 2007 were driven by lower average usage per customer reflecting milder summer temperatures, a slowing economy and energy conservation.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				Change kWh	Change %	Change kWh	Change %
Residential	645.9	660.2	674.8	(14.3)	(2.2%)	(14.6)	(2.2%)
Commercial / Industrial	972.9	1,035.7	1068.2	(62.8)	(6.1%)	(32.5)	(3.0%)

Total	1,618.8	1,695.9	1,743.0	(77.1)	(4.5%)	(47.1)	(2.7%)

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Electric Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Electric Sales Margin (millions)
				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change (1)	$ Change	% Change (1)
Electric Operating Revenue:
Residential	$108.9	$114.5	$114.7	$(5.6)	(2.5%)	$(0.2)	(0.1%)
Commercial / Industrial	101.0	113.0	110.3	(12.0)	(5.2%)	2.7	1.2%

Total Electric Operating Revenue	$209.9	$227.5	$225.0	$(17.6)	(7.7%)	$2.5	1.1%

Cost of Electric Sales:
Purchased Electricity	$151.6	$170.1	$165.4	$(18.5)	(8.1%)	$4.7	2.1%
Conservation & Load Management	3.1	2.6	3.4	0.5	0.2%	(0.8)	(0.4%)

Total Cost of Electric Sales	$154.7	$172.7	$168.8	$(18.0)	(7.9%)	$3.9	1.7%

Electric Sales Margin	$55.2	$54.8	$56.2	$0.4	0.2%	$(1.4)	(0.6%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues decreased by $17.6 million, or 7.7%, in 2009 compared to 2008. Total Electric Operating Revenues include the recovery of approved costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The net decrease in Total Electric Operating Revenues in 2009 reflects lower Purchased Electricity costs of $18.5 million offset by higher C&LM revenues of $0.5 million and higher sales margin of $0.4 million.

Purchased Electricity and C&LM revenues decreased $18.0 million, or 7.9%, of Total Electric Operating Revenues in 2009 compared to 2008, primarily reflecting lower sales volumes and lower electric commodity prices, partially offset by higher spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the approved cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $0.4 million in 2009 compared to 2008. The increase in electric sales margin reflects higher rates offset by lower sales volumes. Total electric sales decreased 4.5% in 2009 compared to 2008, reflecting lower average usage by our customers due to the continued economic slowdown and milder summer weather in 2009.

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

Operating Revenue—Other

Total Other Revenue increased $0.5 million in 2009 compared to 2008 and $0.1 million in 2008 compared to 2007. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				$ Change	% Change	$ Change	% Change
Usource	$4.3	$3.8	$3.7	$0.5	13.2%	$0.1	2.7%

Total Other Revenue	$4.3	$3.8	$3.7	$0.5	13.2%	$0.1	2.7%

Operating Expenses

Purchased Gas—Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $59.1 million, or 158.4%, in 2009 compared to 2008. This increase primarily reflects the inclusion of Northern Utilities for the full year in 2009. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2008, Purchased Gas increased $16.0 million, or 75.1%, compared to 2007. The increase in Purchased Gas largely reflects the acquisition of Northern Utilities and Granite State on December 1, 2008. In addition to the increase in Purchased Gas due to the acquisitions, Purchased Gas increased $1.5 million, or 7.0%, in 2008 compared to 2007 reflecting higher natural gas commodity prices and higher sales to C&I customers.

Purchased Electricity—Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $18.5 million, or 10.9%, in 2009 compared to 2008. This decrease reflects lower sales volumes and lower electric commodity prices. The Company recovers the approved costs of Purchased Electricity in its rates at cost and therefore changes in approved expenses do not affect earnings.

In 2008, Purchased Electricity expenses increased $4.7 million, or 2.8%, compared to 2007, reflecting higher electric commodity prices partially offset by lower sales volumes.

Operation and Maintenance (O&M)—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $17.2 million, or 62.5%, in 2009 compared to 2008. The inclusion of Northern Utilities and Granite State for the full year in 2009 accounted for $8.8 million of the increase. In addition, higher compensation and retiree and employee benefit expenses of $2.2 million and net other utility operating costs of $0.4 million contributed to the increase in O&M expenses year over year. As discussed above, in 2009 the Company expensed professional fees of approximately $3.0 million related to regulatory and legal matters concerning the December 2008 Ice Storm. The increase in O&M expenses in 2009 over 2008 also reflects lower O&M recorded in 2008 due to the receipt of a $2.8 million insurance settlement in that year.

In 2008, total O&M expense increased $1.3 million, or 5.0%, compared to 2007. The acquisitions of Northern Utilities and Granite State accounted for $0.9 million of the increase. In addition, the increase in O&M expenses reflects higher employee and retiree compensation and benefit expenses of $2.7 million, including increased employee benefits of $1.4 million, driven primarily by higher medical claims in 2008 and higher employee benefits related to staffing increases, and higher salaries and compensation of $1.3 million, due to normal annual increases and staffing additions. Also contributing to the increase in O&M expenses were higher utility operating costs of $0.3 million and higher bad debt expenses of $0.3 million, partially offset by a reduction of $2.8 million from the proceeds of an insurance settlement and lower professional fees of $0.1 million.

Conservation & Load Management—C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 60% of these costs are related to electric operations and 40% to gas operations.

Total C&LM expenses increased by $2.2 million, in 2009 compared to 2008. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Total C&LM expenses decreased by $0.8 million in 2008 compared to 2007.

Depreciation and Amortization—Depreciation and Amortization expense increased $8.3 million, or 43.5% in 2009 compared to 2008. This increase primarily reflects the inclusion of Northern Utilities and Granite State for the full year in 2009 and higher depreciation on normal utility plant additions.

In 2008, Depreciation and Amortization expense increased $1.3 million, or 7.3%, compared to 2007. The acquisitions of Northern Utilities and Granite State accounted for $0.6 million of the increase. In addition, the increase in Depreciation and Amortization expense reflects higher depreciation on normal utility plant additions.

Local Property and Other Taxes—Local Property and Other Taxes increased by $4.1 million, or 63.1%, in 2009 compared to 2008. This increase primarily reflects the inclusion of Northern Utilities and Granite State for the full year in 2009, and higher local property tax rates on higher levels of utility plant in service.

In 2008, Local Property and Other Taxes increased by $0.9 million, or 16.1%, compared to 2007. The acquisitions of Northern Utilities and Granite State accounted for $0.3 million of the increase. In addition, the increase in Local Property and Other Taxes reflects higher local property tax rates on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes—Federal and State Income Taxes increased by $0.8 million in 2009 compared to 2008 due to higher pre-tax operating income in 2009 compared to 2008 (See Note 8 to the accompanying Consolidated Financial Statements).

Federal and State Income Taxes decreased by $0.1 million in 2008 compared to 2007 due to a lower effective tax rate year over year due to the recognition of higher permanent book/tax differences partially offset by higher pre-tax operating income in 2008 compared to 2007.

Other Non-operating Expenses (Income)

Other Non-operating Expenses (Income) was flat in 2009 compared to 2008.

Other Non-operating Expenses (Income) increased by $0.1 million in 2008 compared to 2007. This change reflects an adjustment of $0.1 million in conjunction with the Company’s electric base distribution rate increase in Massachusetts which was implemented in March of 2008.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. Certain reconciling rate mechanisms used by the Company’s distribution utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated (See Note 4 to the accompanying Consolidated Financial Statements).

Interest Expense, net increased $5.3 million in 2009 compared to 2008. The increase is primarily due to the issuance of $90 million of long-term notes issued by Northern Utilities and Granite State in December 2008 to partially finance the acquisition and higher average borrowings during 2009, partially offset by increases in interest income on regulatory assets and AFUDC in 2009.

In 2008, Interest Expense, net, rose by $0.9 million compared to 2007. The acquisitions of Northern Utilities and Granite State accounted for $0.3 million of the increase. The increase associated with the acquisitions is due to $0.5 million of interest expense from the issuance of long-term notes by Northern Utilities and Granite State in December 2008, partially offset by interest income on regulatory mechanisms. In addition to the increase related to the acquisitions, the remaining $0.6 million increase in Interest Expense, net reflects higher debt outstanding and lower interest earned on regulatory assets compared to the prior period.

LIQUIDITY, COMMITMENTS AND CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent and future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through bank borrowings, as needed, under unsecured short-term credit facilities. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows.

On December 18, 2009, both Unitil Energy and Northern Utilities priced long-term financings scheduled to close in the first quarter of 2010:

(i)	Unitil Energy priced $15,000,000 of First Mortgage Bonds, through a private placement marketing process to institutional investors. The First Mortgage Bonds were priced at a coupon rate of 5.24% and have a final maturity of ten years. Unitil Energy plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Unitil Energy anticipates closing this long-term financing in March 2010.

(ii)	Northern Utilities priced $25,000,000 of Senior Unsecured Notes, through a private placement marketing process to institutional investors. The Senior Unsecured Notes were priced at a coupon rate of 5.29% and have a final maturity of ten years. Northern Utilities plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Northern Utilities anticipates closing this long-term financing in March 2010.

The Unitil Energy and Northern Utilities securities offered will not be, and have not been, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Company, along with its subsidiaries, are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At December 31, 2009 and 2008, all of the Company’s subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

As of December 31, 2009 and 2008, the Company had $64.5 million and $35.0 million, respectively, in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of December 31, 2009 and 2008, the Company was in compliance with the financial covenants contained in the revolving credit facility agreement.

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

Contractual Obligations

The table below lists the Company’s significant contractual obligations as of December 31, 2009.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2009	Total	2010	2011- 2012	2013- 2014	2015 & Beyond
Long-term Debt Obligations	$249.3	$0.4	$1.0	$3.0	$244.9
Interest on Long-term Debt Obligations	284.0	17.9	35.7	35.6	194.8
Gas Supply Contracts (1)	190.5	61.6	58.0	47.6	23.3
Power Supply Contract Obligations	34.7	13.0	17.8	1.8	2.1
Other	5.5	1.7	2.5	0.8	0.5

Total Contractual Cash Obligations	$764.0	$94.6	$115.0	$88.8	$465.6

(1)	Primarily reflects demand charges associated with natural gas transportation contracts.

The Company and its subsidiaries have material energy supply commitments that are discussed in Note 6 to the accompanying Consolidated Financial Statements. Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than a year.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of December 31, 2009, there were approximately $30.5 million of guarantees outstanding and the longest term guarantee extends through December 31, 2010. Of this amount, $8.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage management agreement, discussed below.

Northern enters into asset management agreements under which Northern releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.0 million and $31.8 million outstanding at December 31, 2009 and December 31, 2008, respectively, related to these asset management agreements.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.3 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amount of $4.2 million and $2.8 million in 2009 and 2008, respectively. The Company, along with its subsidiaries (other than Northern Utilities and Granite State), contributed $2.8 million and $2.7 million to Voluntary Employee Benefit Trusts (VEBT) in 2009 and 2008, respectively. The Company expects to contribute approximately $4.0 million and $2.8 million, respectively, to fund its Pension and PBOP Plans in 2010. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in future years in amounts consistent with the amounts recovered in the distribution utilities’ rates for these other postretirement benefit costs. (See Note 9 to the accompanying Consolidated Financial Statements.)

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. (See Note 4 to the accompanying Consolidated Financial Statements.)

Cash Flows

On December 1, 2008, the Company acquired Northern Utilities and Granite State. Cash flow results for 2009 include a full-year of activity for the acquired companies, while cash flow results for 2008 include only one month of activity for the acquired companies. Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2009 and 2008.

(millions)	2009	2008
Cash Provided by Operating Activities	$50.9	$47.3

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $50.9 million in 2009, an increase of $3.6 million over the comparable period in 2008. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $44.5 million in 2009 compared to $36.2 million in 2008, representing an increase of $8.4 million. Working capital changes in Current Assets and Liabilities resulted in a $29.4 million source of cash in 2009, compared to a $0.7 million use of cash in 2008, representing an increased source of cash of $30.1 million primarily due to a reduction in Gas Inventory of 17.3 million and a decrease in Accrued Revenue of $12.9 million. Deferred Regulatory and Other Charges resulted in a $24.6 million use of cash, compared to a $2.6 million source of cash in

2008, primarily related to the funding in 2009 of non-recurring Deferred Regulatory Charges related to the December 2008 Ice Storm of $14.0 million. All other Operating Activities resulted in a source of cash of $1.6 million in 2009, compared to a source of cash of $9.2 million in 2008.

(millions)	2009	2008
Cash (Used in) Investing Activities	$(65.6)	$(238.2)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was $65.6 million for 2009 compared to $238.2 million used in 2008. Northern Utilities and Granite State acquisition costs were $6.9 million in 2009 compared to $209.9 million in 2008. Capital expenditures for property, plant and equipment additions were $58.7 million in 2009 compared to $28.3 million in 2008, representing an increased use of cash of $30.4 million primarily due to the acquisition of Northern Utilities and Granite State. Cash Used in Investing Activities in 2008 included $209.9 million for the Company’s acquisition of Northern Utilities and Granite State on December 1, 2008. Capital expenditures are projected to be approximately $60 million in 2010, reflecting normal electric and gas utility system additions.

(millions)	2009	2008
Cash Provided by Financing Activities	$10.9	$197.8

Cash Provided by Financing Activities—Cash Provided by Financing Activities was $10.9 million in 2009 compared to $197.8 million in 2008. In 2009, sources of cash from financing activities included proceeds from the issuance of common stock of $56.4 million, and uses of cash included a decrease in Gas Inventory Financing of $21.8 million, regular quarterly dividend payments on common and preferred stock of $13.2 million, the repayment of short-term debt of $9.6 million and the scheduled repayment of long-term debt of $0.4 million. Cash Provided by Financing Activities in 2008 primarily reflects the financing activity related to the Company’s acquisition of Northern Utilities and Granite State on December 1, 2008.

FINANCIAL COVENANTS AND RESTRICTIONS

The agreements under which the Company’s and its subsidiaries’ long-term debt were issued contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations and covenants restricting the ability to (i) pay dividends, (ii) incur indebtedness and liens, (iii) merge or consolidate with another entity or (iv) sell, lease or otherwise dispose of all or substantially all assets. (See Note 4 to the accompanying Consolidated Financial Statements.)

The long-term debt and preferred stock of Unitil, Unitil Energy, Fitchburg, Northern Utilities, Granite State and Unitil Realty are privately held, and the Company does not issue commercial paper. For these reasons, the debt securities of Unitil and its subsidiaries are not publicly rated.

The Company’s revolving credit facility contains customary terms and conditions for credit facilities of this type, including certain financial covenants, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit long-term debt to exceed 65% of capitalization at the end of each fiscal quarter.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annualized common dividend was $1.38 per common share in 2009, 2008 and 2007. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2010 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the December 2008 Ice Storm. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company continues to believe the suit is without merit, and will defend itself vigorously.

REGULATORY MATTERS

Overview (Unitil Energy, Fitchburg, and Northern Utilities): Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territory at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next two to four years, is $63.0 million as of December 31, 2009 including $17.7 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans. See Note 6 for additional information on these filings.

Major Ice Storm—On December 11 and 12, 2008, a severe ice storm struck the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers. Unitil was able to restore power to over 80 percent of its customers by day seven, and its final customers, including those with individual service problems, were restored in Massachusetts by December 24, 2008. As a result of the ice storm, the Company has spent approximately $23 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.3 million related to capital construction and $14.6 million, including carrying charges, which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million in 2009 for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

On January 7, 2009, the MDPU opened an investigation into the preparation and response of the Massachusetts electric distribution companies to the December 2008 Ice Storm. Evidentiary hearings before the MDPU concerning Fitchburg’s storm response were held in May, 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service. As a result, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices to address: Unitil’s strategic planning processes; its staffing decisions to the extent to which they affect Fitchburg; its management and control of Fitchburg, including resource allocation decisions made among Unitil’s three subsidiary companies; and customer relations. The order also directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

On July 28, 2009, Fitchburg filed with the MDPU a petition for approval to defer and record as a regulatory asset approximately $11.5 million of costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. On December 30, 2009, the MDPU approved the request. The order of approval stated that it made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. Fitchburg anticipates filing its next rate case during the second quarter of 2010. As of December 31, 2009, Fitchburg has deferred approximately $12.3 million of costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates.

On August 26, 2009, Unitil Energy filed a petition with the NHPUC requesting an accounting order authorizing Unitil Energy to record as a regulatory asset approximately $2 million in expenses associated with network damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s next base rate case. On November 9, 2009, the NHPUC granted the requested accounting order, clarifying that such issues as the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are issues that will be deferred to Unitil Energy’s next rate case. Unitil Energy anticipates filing its next rate case during the second quarter of 2010. As of December 31, 2009, Unitil Energy has deferred approximately $2.3 million of costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates.

On December 3, 2009, the NHPUC issued its final report regarding its ‘after action’ review of the December 2008 Ice Storm. The after action review was a non-docketed investigation by the NHPUC of utility emergency preparedness and response. The report stated that the NHPUC will commence an adjudicative proceeding to examine the reasonableness of the timing of Unitil’s response to the December 2008 Ice Storm, the priorities of its restorations and the allocation of its resources in New Hampshire and Massachusetts. On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. This matter remains pending.

Unitil Energy: On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. On January 16, 2009, the NHPUC issued its decision in this matter, concluding that such rate mechanisms should only be implemented on a company-by-company basis in the context of an examination of company-specific costs and revenues, service territory, customer mix and rate base investment. On March 23, 2009, the NHPUC denied a Motion for Rehearing of this matter.

In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009, Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources.

Fitchburg—Electric Operations: On November 25, 2009, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery is proposed through a Transition Charge Surcharge of $0.004 per kWh. Changes to the Pension /PBOP Adjustment and Residential Assistance Adjustment Factor were proposed in other proceedings. The rates were approved effective January 1, 2010, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order on Fitchburg’s 2008 Annual Reconciliation Filing also remains pending.

On November 12, 2009, the Governor of Massachusetts signed House Bill 4329. The bill (i) requires the MDPU to establish regulations for utilities to respond to emergencies, (ii) requires utilities to file with the MDPU annual emergency response plans, (iii) authorizes the MDPU to impose penalties for a utility’s failure to comply with the MDPU’s regulations, and (iv) allows the chair of the MDPU to issue operational and management directives during an emergency. The bill also authorizes the Massachusetts Attorney General to bring a court action for receivership of a small investor-owned utility where an emergency exists and the utility has materially violated the MDPU’s standards for responding to emergencies. On February 2, 2010, the MDPU issued an order adopting the items required by House Bill 4329.

Fitchburg—Gas Operations: Fitchburg provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDPU. Its current distribution rates were approved by the MDPU in 2007. Fitchburg’s customers may purchase natural gas supplies from third-party vendors or purchase their natural gas from Fitchburg under regulated rates and tariffs. Fitchburg collects its natural gas supply costs through a seasonal reconciling Cost of Gas Adjustment Clause and recovers other related costs through a reconciling Local Distribution Adjustment Clause.

On March 12, 2009, the MDPU opened an investigation into Fitchburg’s gas procurement practices. On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. Fitchburg recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed the gas procurement Order to the Massachusetts Supreme Judicial Court. Fitchburg’s assessment is that pre-approval from the MDPU for gas purchases made to stabilize prices for customers was not required and that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. In addition, Fitchburg is able to demonstrate that its gas purchasing practices were previously disclosed to the MDPU at public hearings and in required filings with the MDPU and the Massachusetts Office of the Attorney General. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

During the summer of 2009, Fitchburg operated its gas system entirely on local production from LNG for approximately three months due to construction on the lateral from Tennessee Gas Pipeline, which is the sole source of pipeline gas to Fitchburg. During this time Fitchburg provided gas LNG supply to all firm sales customers and also to the retail marketers for delivery to firm customers who have contracted for third-party supply. Fitchburg’s management of this project was reviewed by the MDPU during its last Integrated Resource Plan proceeding, before the shutdown occurred. In its order, the MDPU stated it would investigate the costs associated with the shutdown in Fitchburg’s March 2010 Cost of Gas Adjustment Clause filing when its actual costs will be reconciled with its projected costs.

Fitchburg—Other: On June 22, 2007, the MDPU opened an inquiry into revenue decoupling for gas and electric distribution utilities, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to promote efforts to reduce energy consumption by its customers or to facilitate installation of distributed generation to displace electricity delivered by the utility. On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for decoupling to be adopted by gas and electric distribution utilities on a going-forward basis, including company-specific rate cases. Lost base revenue recovery associated with incremental energy efficiency savings will be allowed through 2012 consistent with the MDPU’s expectation that, with limited exceptions, distribution companies will be operating under decoupling plans by year-end 2012.

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

On July 2, 2008, the Governor of Massachusetts singed into law “The Green Communities Act” (the GC Act), energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, and special tariffs to allow the net metering of customer-owned renewable generation. These matters, under review in separately designated dockets, remain pending, except for net metering tariffs which were approved by the MDPU effective December 1, 2009.

Northern Utilities: On December 1, 2008 Unitil completed the purchase of Northern Utilities from Bay State and Granite State from NiSource. Unopposed settlement agreements resolving all outstanding issues and recommending approval of the acquisition were approved by the NHPUC on October 10, 2008, and by the MPUC on November 5, 2008. Pursuant to its expanded authority over holding company mergers under the GC Act, the MDPU also reviewed the transaction and issued its approval on November 18, 2008.

The New Hampshire and Maine settlement agreements included the following provisions with respect to the accounting and rates of Northern Utilities:

•

approval of Northern Utilities’ accounting deferral and 10-year amortization of transaction costs and transition costs resulting from the Company’s acquisition of Northern Utilities and the Company’s agreement not to seek recovery of these costs, or the transaction or transition costs of any other utility subsidiary, in rates;

•	agreement that synergy savings resulting from the acquisition of Northern Utilities will be retained by the Company until the next base rate change and then will flow to customers;

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

•

agreement to hold Northern Utilities’ customers harmless for the elimination of historical accumulated deferred income tax liabilities resulting from its Internal Revenue Service Section 338(h)(10) election;

•	agreement to use an imputed weighted cost of debt for ratemaking purposes until Northern Utilities’ existing debt instruments would have matured; and

•	agreement not to change Northern Utilities’ existing depreciation rates for its Maine division until approved in the next general rate case.

The settlement agreements contained the following commitments related to Granite State:

•

agreement to work collaboratively with the parties to the settlements to design and to conduct a comprehensive study of the issues and costs for modification of the physical, operational, regulatory, and corporate structure necessary for state regulation of Granite State and to provide a report within one year of the closing; and

•

authorization for Northern Utilities to execute a firm service contract with Granite State for 100,000 Dekatherms (Dth) of capacity at Granite State’s current recourse rate of $1.6666 / Dth for the period November 1, 2008 through October 31, 2010.

On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern’s distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at December 31, 2009 was $2.3 million.

On June 27, 2008, the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in the Portland and Westbrook service areas. Northern Utilities anticipates filing testimony and a proposal for a replacement program with the MPUC by mid-February of 2010, and that proceedings will continue on this matter during the second and third quarters 2010.

See Note 6 to the accompanying Consolidated Financial Statements for additional information on Regulatory Matters.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities’ Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid 1800’s through the mid 1900’s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

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

See Note 6 to the accompanying Consolidated Financial Statements for additional information on Environmental Matters.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2009, the Company and its subsidiaries had 431 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2009, 156 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two agreements expire on May 31, 2010, one agreement expires on June 5, 2010 and one agreement expires on March 31, 2012. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the financial statements and Note 1: Summary of Significant Accounting Policies.

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. In accordance with the FASB Codification, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

The FASB Codification specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets”. If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities”.

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

The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates.

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

The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2009 and 2008, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000 and $200,000, respectively, in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2009 and 2008, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $735,000 and $675,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $576,000 and $531,000, respectively. (See Note 9 to the accompanying Consolidated Financial Statements).

Income Taxes—Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes.

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

Please also refer to Item 1A. “Risk Factors.”

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings was 3.4%, 3.8%, and 5.6% during 2009, 2008, and 2007, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders of Unitil Corporation:

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the years ended December 31, 2009, 2008 and 2007. We also have audited Unitil Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Unitil Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in (COSO).

Caturano and Company, P.C.

Boston, Massachusetts

February 10, 2010

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

Year Ended December 31,	2009	2008	2007

Operating Revenues:

Gas	$152.8	$56.9	$34.2

Electric	209.9	227.5	225.0

Other	4.3	3.8	3.7

Total Operating Revenues	367.0	288.2	262.9

Operating Expenses:

Purchased Gas	96.4	37.3	21.3

Purchased Electricity	151.6	170.1	165.4

Operation and Maintenance	44.7	27.5	26.2

Conservation & Load Management	5.0	2.8	3.6

Depreciation and Amortization	27.4	19.1	17.8

Provisions for Taxes:

Local Property and Other	10.6	6.5	5.6

Federal and State Income	5.2	4.4	4.5

Total Operating Expenses	340.9	267.7	244.4

Operating Income	26.1	20.5	18.5

Other Non-Operating Expenses	0.3	0.3	0.2

Income Before Interest Expense	25.8	20.2	18.3

Interest Expense, net	15.8	10.5	9.6

Net Income	10.0	9.7	8.7

Less Dividends on Preferred Stock	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$9.9	$9.6	$8.6

Average Common Shares Outstanding (000’s)—Basic	9,647	5,830	5,659

Average Common Shares Outstanding (000’s)—Diluted	9,647	5,830	5,672

Earnings per Common Share—Basic and Diluted	$1.03	$1.65	$1.52

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2009	2008

Utility Plant:

Electric	$302.3	$289.0

Gas	325.5	304.2

Common	28.9	30.5

Construction Work in Progress	26.0	17.7

Utility Plant	682.7	641.4

Less: Accumulated Depreciation	233.0	218.6

Net Utility Plant	449.7	422.8

Current Assets:

Cash	7.7	11.5

Accounts Receivable—(Net of Allowance for Doubtful Accounts of $2.5 and $3.0)	33.5	39.7

Accrued Revenue	44.0	56.9

Gas Inventory	14.3	31.6

Material and Supplies	2.6	2.7

Prepayments and Other	4.7	5.9

Total Current Assets	106.8	148.3

Noncurrent Assets:

Regulatory Assets	144.5	146.2

Other Noncurrent Assets	24.2	15.9

Total Noncurrent Assets	168.7	162.1

TOTAL	$725.2	$733.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions)

CAPITALIZATION AND LIABILITIES

December 31,	2009	2008

Capitalization:

Common Stock Equity	$193.1	$139.5

Preferred Stock	2.0	2.0

Long-Term Debt, Less Current Portion	248.9	249.3

Total Capitalization	444.0	390.8

Current Liabilities:

Long-Term Debt, Current Portion	0.4	0.4

Accounts Payable	25.1	28.5

Short-Term Debt	64.5	74.1

Energy Supply Contract Obligations	23.1	49.8

Other Current Liabilities	16.6	33.8

Total Current Liabilities	129.7	186.6

Deferred Income Taxes	39.8	31.1

Noncurrent Liabilities:

Energy Supply Contract Obligations	21.7	34.6

Retirement Benefit Obligations	65.5	67.4

Environmental Obligations	14.3	12.3

Other Noncurrent Liabilities	10.2	10.4

Total Noncurrent Liabilities	111.7	124.7

TOTAL	$725.2	$733.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2009	2008	2007

Operating Activities:

Net Income	$10.0	$9.7	$8.7

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	27.4	19.1	17.8
Deferred Taxes Provision	7.1	7.4	(0.9)

Changes in Current Assets and Liabilities:
Accounts Receivable	6.2	(6.4)	(2.4)
Accrued Revenue	12.9	(10.3)	1.1
Gas Inventory	17.3	—	—
Accounts Payable	(3.4)	11.4	(2.2)
All Other Current Assets and Liabilities	(3.6)	4.6	(1.1)

Deferred Regulatory and Other Charges	(24.6)	2.6	3.5

Other, net	1.6	9.2	2.3

Cash Provided by Operating Activities	50.9	47.3	26.8

Investing Activities:

Property, Plant and Equipment Additions	(58.7)	(28.3)	(32.5)

Acquisitions, net (See Note 2)	(6.9)	(209.9)	—

Cash (Used In) Investing Activities	(65.6)	(238.2)	(32.5)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt	(9.6)	55.3	(7.2)

Proceeds from Issuance of Long-Term Debt	—	90.0	20.0

Repayment of Long-Term Debt	(0.4)	(0.4)	(0.3)

Net Increase (Decrease) in Gas Inventory Financing	(21.8)	24.0	—

Dividends Paid	(13.2)	(8.1)	(7.9)

Proceeds from Issuance of Common Stock	56.4	37.4	1.5

Other, net	(0.5)	(0.4)	(0.4)

Cash Provided by Financing Activities	10.9	197.8	5.7

Net Increase (Decrease) in Cash	(3.8)	6.9	—

Cash at Beginning of Year	11.5	4.6	4.6

Cash at End of Year	$7.7	$11.5	$4.6

Supplemental Information:

Interest Paid	$19.3	$12.5	$12.2

Income Taxes Paid (Refunded)	$(3.8)	$(0.5)	$5.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY

(Millions)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2007	$63.5	$34.3	$97.8

Net Income for 2007		8.7	8.7

Dividends		(7.9)	(7.9)

Shares Issued Under Stock Plans	0.8		0.8

Issuance of 38,303 Common Shares	1.0		1.0

Balance at December 31, 2007	65.3	35.1	100.4

Net Income for 2008		9.7	9.7

Dividends		(8.0)	(8.0)

Shares Issued Under Stock Plans	0.4		0.4

Issuance of 32,754 Common Shares	0.8		0.8

Issuance of 2,000,000 Common Shares (See Note 3)	36.2		36.2

Balance at December 31, 2008	102.7	36.8	139.5

Net Income for 2009		10.0	10.0

Dividends		(13.2)	(13.2)

Shares Issued Under Stock Plans	0.4		0.4

Issuance of 43,615 Common Shares	0.9		0.9

Issuance of 2,970,000 Common Shares (See Note 3)	55.5		55.5

Balance at December 31, 2009	$159.5	$33.6	$193.1

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

Basis of Presentation

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly owned subsidiaries and all intercompany transactions are eliminated in consolidation. The operations of Northern Utilities and Granite State are included in the Company’s consolidated financial statements from December 1, 2008 through December 31, 2009.

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

	December 31,
Regulatory Assets consist of the following (millions)	2009	2008
Energy Supply Contract Obligations	$34.7	$52.7
Deferred Restructuring Costs	28.3	27.8
Generation-related Assets	—	0.8

Subtotal—Restructuring Related Items	63.0	81.3
Retirement Benefit Obligations	43.7	45.5
Income Taxes	14.5	16.0
Environmental Obligations	22.7	21.6
Deferred Storm Charges	14.6	—
Other	7.9	10.1

Total Regulatory Assets	$166.4	$174.5
Less: Current Portion of Regulatory Assets (1)	21.9	28.3

Regulatory Assets—noncurrent	$144.5	$146.2

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

The Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

Cash—Cash includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s affiliates Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s affiliates provide cash deposits covering approximately 2-1/2 months of outstanding obligations. On December 31, 2009 and 2008, the Unitil affiliates had deposited $4.5 million and $3.7 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. On December 31, 2009 and 2008, there was $2.9 million and $7.0 million, respectively, deposited for this purpose.

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. (See Note 2).

Off-Balance Sheet Arrangements—As of December 31, 2009, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 4).

Investments and Trading Activities—The Company invests in U.S. Treasuries and short-term investments which traditionally have very little fluctuation in fair value. The Company does not engage in investing or trading activities involving non-exchange traded contracts or other instruments where a periodic analysis of fair value would be required for accounting purposes.

Derivatives—The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases New York Mercantile Exchange (NYMEX) futures that correspond to the associated delivery month. Any gains or losses on the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses as regulatory liabilities or assets, recognizes such gains or losses in Purchased Gas and these gains and losses are passed through to customers through rate reconciling mechanisms.

As of December 31, 2009, the Company had 1.9 billion cubic feet (BCF) outstanding in natural gas purchase contracts under its hedging program. The following tables provide information on the hedging instruments for 2009.

Fair Value of Derivatives Designated as Hedging Instruments as of December 31, 2009 ($ millions)

Description	Balance Sheet Location	Fair Value
NYMEX Contracts	Current and NonCurrent Liabilities	$2.3

Description	Amount of Gain (Loss) Recognized in Regulatory Asset / Liability for Derivatives as of December 31, 2009	Location of Gain (Loss) Reclassified from Regulatory Asset / Liability into Consolidated Statement of Earnings	Amount of Gain (Loss) Reclassified from Regulatory Asset / Liability into Consolidated Statement of Earnings for 2009
NYMEX Contracts (1)	$(2.9)	Purchased Gas	$(9.3)

(1)

Includes approximately $0.6 million of loss on contracts designated for January 2010 that were physically sold in December 2009 and the impact on the Consolidated Balance Sheet has been deferred until January 2010 when the natural gas is used.

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

The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. See Note 9.

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2009, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below. (See Note 6).

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 3.24%, 4.58% and 5.73% in 2009, 2008 and 2007, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, depreciation amounts to provide for future negative salvage value. At December 31, 2009 and December 31, 2008, the Company estimates that the negative salvage value of future retirements recorded on the balance sheet in Accumulated Depreciation is $37.2 million and $33.9 million, respectively.

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Depreciation provisions for Unitil’s utility operating subsidiaries are determined on a group straight-line basis. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2009 – 4.02%, 2008 – 3.94% and 2007 – 4.29%.

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2009, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 6, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Stock-based Employee Compensation—Unitil accounts for stock-based employee compensation using the fair value-based method (See Note 3).

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

Other Recently Issued Pronouncements—In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, (ASC 855) (originally issued as SFAS No. 165, Subsequent Events), effective for interim and annual reporting periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted ASC 855 and it did not have an impact on the Company’s Consolidated Financial Statements. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 9, 2010.

On April 9, 2009, the FASB issued ASC 825, “Financial Instruments”, (ASC 825) (originally issued as FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.) ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825 also requires those disclosures in summarized financial information at interim reporting periods. ASC 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has adopted ASC 825 and included the required disclosures in the Notes to the Company’s Consolidated Financial Statements. See Note 4 for relevant disclosures on the fair value of the Company’s long-term debt and Note 9 for relevant disclosures on the fair value of the Company’s defined benefit pension and other postretirement plan assets.

On December 30, 2008, the FASB issued ASC 715, “Compensation—Retirement Benefits”, (ASC 715) (originally issued as FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”) to provide guidance on an employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715 are to be provided for fiscal years ending after December 15, 2009. The Company has adopted ASC 715 and included the required disclosures in the Notes to the Company’s Consolidated Financial Statements. See Note 9.

Reclassifications—Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation, principally including the reclassification of $7.8 million of Accounts Payable to Energy Supply Obligations and $2.0 million of Accrued Revenue to Other Current Liabilities.

Note 2: Acquisitions

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

The Company accounted for the Acquisitions under the purchase method of accounting for business combinations, in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”) and the FASB Codification on business combinations. Accordingly, the Company recognized its estimate of the bargain purchase price (see “Plant Acquisition Adjustment” in the table below) at December 1, 2008. The process of valuing the assets, liabilities and transaction, transition and financing costs as a result of the Acquisitions was completed in 2009. As a result, the Company has recognized adjustments to its original estimate of the Plant Acquisition Adjustment (PAA) during 2009.

The adjusted PAA is ($24.8 million), a decrease of $3.5 million from the original estimate of ($28.3 million). The adjusted transaction and transition Costs is an increase of $6.9 million over the original estimate, reflecting additional costs to complete the acquisition and financing. Partially offsetting the decrease in the PAA estimate due to the additional transaction and transition Costs were subsequent payments, cash settlements between the purchaser and seller and other post-closing adjustments reflecting changes to working capital, Net Utility Plant and Regulatory Liabilities.

The revised purchase price allocations are as follows:

Purchase Price Allocation

($ Millions)

December 1, 2008
Equity Purchase Price	$160.0
Plus: Working Capital Adjustment	49.2

Aggregate Purchase Price	209.2
Transaction and Transition Costs	14.5

Total Cash Purchase Price	223.7
Allocation To:
Book Value of Net Utility Plant	(197.0)
Cash Acquired	(6.9)
Accounts Receivable and Other Current Assets	(21.2)
Accrued Revenue	(7.0)
Gas Inventory	(32.3)
Regulatory Assets	(34.3)
Accounts Payable and Other Current Liabilities	20.4
Regulatory Liabilities	29.8

Plant Acquisition Adjustment	$(24.8)

In accordance with settlement agreements between the Company, the New Hampshire Public Utilities Commission (NHPUC) and the Maine Public Utilities Commission (MPUC) regarding the Acquisitions, the Company has agreed (i) not to seek recovery of transaction and transition costs in rates and (ii) for regulatory accounting purposes, to amortize, over a ten year period, the transaction and transition costs co-terminus with the Plant Acquisition Adjustment. See Note 12.

Note 3: Equity

The Company has both common and preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

As of August 21, 2008 the Company’s common stock began trading on the New York Stock Exchange and ceased trading on the American Stock Exchange. The Company’s common stock trades under the symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 10,836,759, and 7,791,617 of common shares outstanding at December 31, 2009 and December 31, 2008, respectively.

Unitil Corporation Common Stock Offering—On December 15, 2008, the Company issued and sold 2,000,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2008 Offering). As part of this 2008 common stock offering, the underwriters exercised an over-allotment option and purchased an additional 270,000 shares of the Company’s common stock in January 2009. The Company’s net increase to Common Equity and Cash proceeds from the 2008 Offering including the over-allotment were approximately $41.9 million. On May 27, 2009, the Company issued and sold 2,400,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2009 Offering). As part of the 2009 Offering, the underwriters exercised an over-allotment option and purchased an additional 300,000 shares of the Company’s common stock in June 2009. The Company’s net increase to Common

Equity and Cash proceeds from the 2009 Offering including the over-allotment was approximately $51.2 million. The combined total net increase to Common Equity and Cash proceeds from the 2008 Offering and 2009 Offering of $93.1 million (after payment of underwriting discount, but excluding offering expenses) was used to (i) repay all amounts outstanding under the bank credit facility that the Company used to partially finance the acquisition of Northern Utilities and Granite State which closed on December 1, 2008, and related transaction costs and expenses and (ii) for other general corporate purposes, including capital contributions to Unitil’s distribution utilities and repayment of short-term debt.

Dividend Reinvestment and Stock Purchase Plan—During 2009, the Company sold 43,615 shares of its common stock, at an average price of $20.82 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans. Net proceeds of $0.9 million were used to reduce short-term borrowings. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2008 and 2007, the Company raised $0.8 million and $1.0 million, respectively, of additional common equity through the issuance of 32,754 and 38,309 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Shares Repurchased, Cancelled and Retired—During 2009, 2008 and 2007, Unitil did not repurchase, cancel or retire any of its common stock.

Stock-Based Compensation Plans—Unitil maintains a Restricted Stock plan and two stock option plans, which provided for the granting of options to key employees. The Company accounts for its stock-based compensation plans in accordance with the provisions of the FASB Codification and recognizes compensation costs at fair value at the date of grant. Details of the plans are as follows:

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

Restricted shares issued for 2007 – 2009 in conjunction with the Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
2/9/07	9,020	$0.2
2/6/08	15,540	$0.4
2/17/09	32,260	$0.7

The compensation expense associated with the issuance of shares under the Plan is being accrued over the vesting period and was $0.7 million, $0.5 million and $0.4 million in 2009, 2008 and 2007, respectively. At December 31, 2009, there was approximately $1.0 million of total unrecognized compensation cost related to non-vested shares under the Plan which is expected to be recognized over a weighted average of approximately 2.7 years as the shares vest. There were 32,043 and 21,024 non-vested shares under the Plan as of December 31, 2009 and 2008, respectively. The weighted average grant date fair value of these shares was $22.78 and $27.38, respectively. There were 733 restricted shares forfeited under the Plan during 2009. There were no cancellations under the Plan during 2008.

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

The total compensation expense recorded by the Company with respect to this plan was $57,000 for the year ended December 31, 2007. There was no compensation expense recorded for the years ended December 31, 2008 and 2009 with respect to this plan.

Share Option Activity of the KESOP is presented in the following table:

2007
Beginning Options Outstanding and Exercisable	25,000
Dividend Equivalents Earned—Prior Years	15,388
Dividend Equivalents Earned—Current Year	2,049
Options Exercised	(42,437)

Ending Options Outstanding and Exercisable	—

Weighted Average Exercise Price per Share	$10.70
Range of Option Exercise Price per Share	$12.11-$18.28
Weighted Average Remaining Contractual Life	n/a

Unitil Corporation 1998 Stock Option Plan—The “Unitil Corporation 1998 Stock Option Plan” became effective on December 11, 1998. The number of shares granted under this plan, as well as the terms and conditions of each grant, are determined by the Compensation Committee of the Board of Directors, subject to plan limitations. All options granted under this plan vest over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of this plan, key employees may be granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. All options must be exercised no later than 10 years after the date on which they were granted. This plan was terminated on January 16, 2003 but will remain in effect solely for the purposes of the continued administration of all options currently outstanding under the plan.

In 2008, the Company issued and sold 3,300 shares of its common stock, at a final average price of $24.51 per share, in connection with the exercise of stock options under the Unitil Corporation 1998 Stock Option Plan. The aggregate intrinsic value of the options exercised was less than $0.1 million. Net proceeds of $0.1 million were used by the Company to reduce short-term borrowings. There was no compensation expense associated with this plan in 2009, 2008 and 2007. No further grants of options will be made under this plan. As of December 31, 2009 and 2008, there was no aggregate intrinsic value of the options exercisable. As of December 31, 2007, the intrinsic value of the options exercisable was $0.1 million.

	2009		2008		2007
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Beginning Options Outstanding	97,200	$27.16	107,000	$27.13	107,000	$27.13
Options Granted	—	—	—	—	—	—
Options Exercised	—	—	(3,300)	$24.51	—	—
Options Forfeited / Expired	(33,700)	$23.88	(6,500)	$27.99	—	—

Ending Options Outstanding	63,500	$28.90	97,200	$27.16	107,000	$27.13

Options Vested and Exercisable- end of year	63,500	$28.90	97,200	$27.16	107,000	$27.13

The following summarizes certain data for the options outstanding at December 31, 2009:

Range of Exercise Prices	Options Vested, Exercisable and Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$25.00-$29.99	33,000	$25.88	1.1 years
$30.00-$34.99	30,500	$32.17	0.1 years

	63,500

Preferred Stock

Two of Unitil’s distribution companies, Unitil Energy and Fitchburg, have $2.0 million of preferred stock outstanding. At December 31, 2009, Unitil Energy has $0.2 million of 6.00% Series Non-Redeemable, Non-Cumulative Preferred Stock series outstanding and Fitchburg has two series of Redeemable, Cumulative Preferred Stock outstanding, $0.8 million of 5.125% Series and $1.0 million of 8.00% Series.

Fitchburg is required to offer to redeem annually a given number of shares of each series of Redeemable, Cumulative Preferred Stock and to purchase such shares that shall have been tendered by holders of the respective stock. In addition, Fitchburg may opt to redeem the Redeemable, Cumulative Preferred Stock at a given redemption price, plus accrued dividends.

The aggregate purchases of Redeemable, Cumulative Preferred Stock during 2009, 2008 and 2007 related to the annual redemption offer were $26,000, $21,200 and $21,700, respectively. The aggregate amount of sinking fund requirements of the Redeemable, Cumulative Preferred Stock for each of the five years following 2009 is $117,000 per year.

Earnings Per Share

The following table reconciles basic and diluted earnings per share.

(Millions except shares and per share data)	2009	2008	2007
Earnings Available to Common Shareholders	$9.9	$9.6	$8.6

Weighted Average Common Shares Outstanding—Basic (000’s)	9,647	5,830	5,659
Plus: Diluted Effect of Incremental Shares (000’s)	—	—	13
Weighted Average Common Shares Outstanding—Diluted (000’s)	9,647	5,830	5,672

Earnings per Share—Basic and Diluted	$1.03	$1.65	$1.52

Weighted average options to purchase 63,500, 97,200 and 35,000 shares of common stock were outstanding during 2009, 2008 and 2007, respectively, but were not included in the computation of Weighted Average Common Shares Outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. Additionally, 28,963, 15,985 and 2,030 weighted average non-vested restricted shares for 2009, 2008 and 2007, respectively, were not included in the above computation because the effect would have been antidilutive.

Note 4: Long-Term Debt, Credit Arrangements, Leases and Guarantees

The Company funds a portion of its operations through the issuance of long-term debt and through short-term borrowings under its revolving credit facility. The Company’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their machinery, vehicles and office equipment. Details regarding long-term debt, short-term debt and leases follow:

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

All of the long-term debt of Fitchburg, Northern Utilities and Granite State are issued under Unsecured Promissory Notes with negative pledge provisions. Each issue of long-term debt ranks pari passu with its other senior unsecured long-term debt within that subsidiary. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Fitchburg, Northern Utilities or Granite State to issue new long-term debt, the covenants of the existing long-term agreements of that subsidiary must be satisfied, including that the subsidiary have total funded indebtedness less than 65% of total capitalization. Additionally, to issue new long-term debt, Fitchburg must maintain earnings available for interest equal to at least two times the interest charges for funded indebtedness. As with the Unitil Energy agreements, the Fitchburg, Northern Utilities and Granite State agreements each require that if that subsidiary defaults on any of its own long-term debt agreements, it would constitute a default under all of that subsidiary’s long-term debt agreements. Each of the Fitchburg, Northern Utilities and Granite State default provisions are not triggered by the actions or defaults of Unitil or any of its other subsidiaries.

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

At December 31, 2009, there were no restrictions on Unitil’s Retained Earnings for the payment of common dividends. Unitil Energy, Fitchburg, Northern Utilities and Granite State pay dividends to their sole shareholder, Unitil Corporation, and these dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders.

Debt Repayment and Sinking Funds—The total aggregate amount of sinking fund payments relating to bond issues and normal scheduled long-term debt repayments amounted to $393,946, $363,755, and $335,877 in 2009, 2008, and 2007, respectively.

The aggregate amount of bond sinking fund requirements and normal scheduled long-term debt repayments for each of the five years following 2009 is: 2010 – $426,643; 2011 – $462,055; 2012 – $500,405; 2013 – $541,938; and 2014 – $2,486,919, respectively.

Long-Term Debt Issuances

On December 18, 2009, both Unitil Energy and Northern Utilities priced long-term financings scheduled to close in the first quarter of 2010:

(i)	Unitil Energy priced $15,000,000 of First Mortgage Bonds, through a private placement marketing process to institutional investors. The First Mortgage Bonds were priced at a coupon rate of 5.24% and have a final maturity of ten years. Unitil Energy plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Unitil Energy anticipates closing this long-term financing in March 2010.

(ii)	Northern Utilities priced $25,000,000 of Senior Unsecured Notes, through a private placement marketing process to institutional investors. The Senior Unsecured Notes were priced at a coupon rate of 5.29% and have a final maturity of ten years. Northern Utilities plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Northern Utilities anticipates closing this long-term financing in March 2010.

The Unitil Energy and Northern Utilities securities offered will not be, and have not been, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On May 2, 2007, Unitil completed the sale of $20 million of Senior Long-Term Notes, through a private placement to institutional investors. The Notes have a term of 15 years maturity and a coupon rate of 6.33%. The Company used the proceeds from the long-term Note financing to refinance existing short-term debt and for other corporate purposes of the Company’s principal utility subsidiaries.

Fair Value of Long-Term Debt—Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield for December 2009. The carrying value of the Company’s long-term debt at December 31, 2009 is $249.3 million. The fair value of the Company’s long-term debt at December 31, 2009 is estimated to be approximately $271.6 million. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

Details on long-term debt at December 31, 2009 and 2008 are shown below:

	December 31,
Long-Term Debt (millions)	2009	2008
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0

Unitil Energy First Mortgage Bonds:
8.49% Series, Due October 14, 2024	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0

Fitchburg Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0

Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	4.3	4.7

Total Long-Term Debt	249.3	249.7
Less: Current Portion	0.4	0.4

Total Long-Term Debt, Less Current Portion	$248.9	$249.3

Interest Expense, net—Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs, including carrying charges of $1.1 million in 2009 on deferred storm costs, which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

A summary of interest expense and interest income is provided in the following table:

Interest Expense, net (millions)
	2009	2008	2007
Interest Expense
Long-term Debt	$18.2	$12.0	$11.1
Short-term Debt	2.1	1.3	1.1
Regulatory Liabilities	0.3	0.1	0.8

Subtotal Interest Expense	20.6	13.4	13.0

Interest Income
Regulatory Assets	(3.6)	(2.5)	(2.9)
AFUDC (1) and Other	(1.2)	(0.4)	(0.5)

Subtotal Interest Income	(4.8)	(2.9)	(3.4)

Total Interest Expense, net	$15.8	$10.5	$9.6

(1)	AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

At December 31, 2009, the Company had $64.5 million in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit long-term debt to exceed 65% of capitalization at the end of each fiscal quarter. As of December 31, 2009, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

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

The weighted average interest rates on all short-term borrowings were 3.4%, 3.8%, and 5.6% during 2009, 2008, and 2007, respectively.

Northern enters into asset management agreements under which Northern releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.0 million and $31.8 million outstanding at December 31, 2009 and December 31, 2008, respectively, related to these asset management agreements.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2009, 2008 and 2007 amounted to $1.0 million, $0.6 million and $0.4 million respectively. Fitchburg leases its operations facility in Fitchburg, Massachusetts under an operating lease, with a primary term through January 31, 2013. The lease agreement allows for three additional five-year renewal periods at the option of Fitchburg.

The following is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2009:

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2010	$1,027	$656
2011	906	568
2012	820	252
2013	467	53
2014	250	3
2015 – 2019	467	—

Total Payments	$3,937	$1,532

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of December 31, 2009, there were approximately $30.5 million of guarantees outstanding and the longest term guarantee extends through December 31, 2010. Of this amount, $8.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage management agreement, discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2009, the principal amount outstanding for the 8% Unitil Realty notes was $4.3 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

Note 5: Energy Supply

Natural Gas Supply

With the purchase of Northern Utilities on December 1, 2008, Unitil now manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Fitchburg’s residential and commercial and industrial (C&I) customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, although most of Fitchburg’s customers continue to purchase such supplies at regulated rates from Fitchburg. Northern Utilities’ C&I natural gas customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply at regulated rates from Northern Utilities under regulated rates and tariffs. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically-adjusted rates and are included in Purchased Gas in the Consolidated Statements of Earnings.

In the fourth quarter of 2009, the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus carrying charges, to its gas customers. Fitchburg recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. Fitchburg has appealed this order to the Massachusetts Supreme Judicial Court. Fitchburg’s assessment is that pre-approval from the MDPU for gas purchases made to stabilize prices for customers was not required and that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. In addition, Fitchburg is able to demonstrate that its gas purchasing practices were previously disclosed to the MDPU at public hearings and in required filings with the MDPU and the Massachusetts Office of the Attorney General. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

Regulated Natural Gas Supply

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of liquefied natural gas (LNG) or liquefied propane gas (LPG), to truck supplies to each storage facility within Fitchburg’s service territory.

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

Northern purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG) or liquefied propane gas (LPG), to truck supplies to each storage facility within Northern Utilities’ service territory.

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

Electric Power Supply

The restructuring of the utility industry in New Hampshire required the divestiture of Unitil’s power supply arrangements and the procurement of replacement supplies, which provided the flexibility for migration of customers to and from utility energy service. Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the ISO New England, Inc. (ISO-NE) markets for the purpose of facilitating these wholesale electric power supply transactions, which are necessary to serve Unitil’s customers.

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third party energy suppliers. As of December 2009, 99 or 67% of Unitil’s largest New Hampshire customers, representing 24% of total New Hampshire electric energy sales, and 26 or 79% of Unitil’s largest Massachusetts customers, representing 35% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. The concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

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

The NHPUC and MDPU regularly investigate alternatives to their procurement policy, which may lead to future changes in this regulated power supply procurement structure.

Regional Electric Transmission and Power Markets

Fitchburg, Unitil Energy and Unitil Power, as well as virtually all New England electric utilities, are participants in the ISO-NE markets. ISO-NE is the Regional Transmission Organization (RTO) in New England. The purpose of ISO-NE is to assure reliable operation of the bulk power system in the most economic manner for the region. Substantially all operation and dispatching of electric generation and bulk transmission capacity in New England is performed on a regional basis. The ISO-NE tariff imposes generating capacity and reserve obligations, and provides for the use of major transmission facilities and support payments associated therewith. The most notable benefits of the ISO-NE are coordinated power system operation in a reliable manner and a supportive business environment for the development of competitive electric markets.

Electric Power Supply Divestiture

Prior to May 1, 2003, Unitil Energy purchased all of its power supply from Unitil Power under the Unitil System Agreement, a FERC-regulated tariff, which provided for the recovery of all of Unitil Power’s power supply-related costs on a cost pass-through basis. Effective May 1, 2003, Unitil Energy and Unitil Power amended the Unitil System Agreement, such that power sales from Unitil Power to Unitil Energy ceased, and Unitil Power sold substantially all of its entitlements under the remaining portfolio of power supply contracts. Under the amended Unitil System Agreement, Unitil Energy continues to pay contract release payments to Unitil Power for stranded costs associated with the portfolio sale and its other ongoing power supply-related costs. In connection with the restructuring of the electric industry, Unitil Power and Fitchburg divested substantially all of their long-term power supply contracts and interests in generation assets through the sale of the interest in those assets or the sale of the entitlements to the electricity provided by those generation assets and long-term power supply contracts.

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

Note 6: Commitments and Contingencies

Legal Proceedings

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company continues to believe the suit is without merit, and will defend itself vigorously.

Regulatory Matters

Overview (Unitil Energy, Fitchburg, and Northern Utilities): Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territory at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next two to four years, is $63.0 million as of December 31, 2009 including $17.7 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Major Ice Storm—On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including all of Unitil’s 28,000 Massachusetts customers, and approximately half of its New Hampshire customers. Unitil was able to restore power to over 80 percent of its customers by day seven, and its final customers, including those with individual service problems, were restored in Massachusetts by December 24, 2008. As a result of the December 2008 Ice Storm, the Company has spent approximately $23 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.3 million related to capital construction and $14.6 million, including carrying charges, which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

On January 7, 2009, the MDPU opened an investigation into the preparation and response of the Massachusetts electric distribution companies to the December 2008 Ice Storm. Evidentiary hearings before the MDPU concerning Fitchburg’s storm response were held in May, 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service. As a result, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices to address: Unitil’s strategic planning processes; its staffing decisions to the extent to which they affect Fitchburg; its management and control of Fitchburg, including resource allocation decisions made among Unitil’s three subsidiary companies; and customer relations. The order also directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

On July 28, 2009, Fitchburg filed with the MDPU a petition for approval to defer and record as a regulatory asset approximately $11.5 million of costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. On December 30, 2009, the MDPU approved the request. The order of approval stated that it made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. Fitchburg anticipates filing its next rate case during the second quarter of 2010. As of December 31, 2009, Fitchburg has deferred approximately $12.3 million of costs, including carrying charges, associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates.

On August 26, 2009, Unitil Energy filed a petition with the NHPUC requesting an accounting order authorizing Unitil Energy to record as a regulatory asset approximately $2 million in expenses associated with network damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s next base rate case. On November 9, 2009, the NHPUC granted the requested accounting order, clarifying that such issues as the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are issues that will be deferred to Unitil Energy’s next rate case. Unitil Energy anticipates filing its next rate case during the second quarter 2010. As of December 31, 2009, Unitil Energy has deferred approximately $2.3 million of costs, including carrying charges, associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates.

On December 3, 2009, the NHPUC issued its final report regarding its ‘after action’ review of the December 2008 Ice Storm. The after action review was a non-docketed investigation by the NHPUC of utility emergency preparedness and response. The report stated that the NHPUC will commence an adjudicative proceeding to examine the reasonableness of the timing of Unitil’s response to the December 2008 Ice Storm, the priorities of its restorations and the allocation of its resources in New Hampshire and Massachusetts. On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. This matter remains pending.

Unitil Energy: On May 14, 2007, the NHPUC issued an order opening an investigation into the merits of instituting appropriate rate mechanisms, such as revenue decoupling, which would have the effect of removing obstacles to, and encouraging investment in, energy efficiency. On January 16, 2009, the NHPUC issued its decision in this matter, concluding that such rate mechanisms should only be implemented on a company-by-company basis in the context of an examination of company-specific costs and revenues, service territory, customer mix and rate base investment. On March 23, 2009, the NHPUC denied a Motion for Rehearing of this matter.

In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources. This matter remains pending before the NHPUC.

Fitchburg—Electric Operations: On November 25, 2009, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery is proposed through a Transition Charge Surcharge of $0.00400 per kWh. Changes to the Pension/PBOP Adjustment and Residential Assistance Adjustment Factor were proposed in other proceedings. The rates were approved effective January 1, 2010, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order on Fitchburg’s 2008 Annual Reconciliation Filing also remains pending.

On November 12, 2009, the Governor of Massachusetts signed House Bill 4329. The bill (i) requires the MDPU to establish regulations for utilities to respond to emergencies, (ii) requires utilities to file with the MDPU annual emergency response plans, (iii) authorizes the MDPU to impose penalties for a utility’s failure to comply with the MDPU’s regulations, and (iv) allows the chair of the MDPU to issue operational and management directives during an emergency. The bill also authorizes the Massachusetts Attorney General to bring a court action for receivership of a small investor-owned utility where an emergency exists and the utility has materially violated the MDPU’s standards for responding to emergencies. On February 2, 2010, the MDPU issued an order adopting the items required by House Bill 4329.

Fitchburg—Gas Operations: Fitchburg provides natural gas delivery service to its customers on a firm or interruptible basis under unbundled distribution rates approved by the MDPU. Its current distribution rates were approved by the MDPU in 2007. Fitchburg’s customers may purchase natural gas supplies from third-party vendors or purchase their natural gas from Fitchburg under regulated rates and tariffs. Fitchburg collects its natural gas supply costs through a seasonal reconciling Cost of Gas Adjustment Clause and recovers other related costs through a reconciling Local Distribution Adjustment Clause.

On March 12, 2009, the MDPU opened an investigation into Fitchburg’s gas procurement practices. On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed the gas procurement Order to the Massachusetts Supreme Judicial Court. Fitchburg’s assessment is that pre-approval from the MDPU for gas purchases made to stabilize prices for customers was not required and that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. In addition, Fitchburg is able to demonstrate that its gas purchasing practices were previously disclosed to the MDPU at public hearings and in required filings with the MDPU and the Massachusetts Office of the Attorney General. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

During the summer of 2009, Fitchburg operated its gas system entirely on local production from LNG for approximately three months due to construction on the lateral from Tennessee Gas Pipeline, which is the sole source of pipeline gas to Fitchburg. During this time Fitchburg provided gas LNG supply to all firm sales customers and also to the retail marketers for delivery to firm customers who have contracted for third party supply. Fitchburg’s management of this project was reviewed by the MDPU during its last Integrated

Resource Plan proceeding, before the shutdown occurred. In its order, the MDPU stated it would investigate the costs associated with the shutdown in Fitchburg’s March 2010 Cost of Gas Adjustment Clause filing when its actual costs will be reconciled with its projected costs.

Fitchburg—Other: On June 22, 2007, the MDPU opened an inquiry into revenue decoupling for gas and electric distribution utilities, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to promote efforts to reduce energy consumption by its customers or to facilitate installation of distributed generation to displace electricity delivered by the utility. On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for decoupling to be adopted by gas and electric distribution utilities on a going-forward basis, including company-specific rate cases. Lost base revenue recovery associated with incremental energy efficiency savings will be allowed through 2012 consistent with the MDPU’s expectation that, with limited exceptions, distribution companies will be operating under decoupling plans by year-end 2012.

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

On July 2, 2008, the Governor of Massachusetts singed into law “The Green Communities Act” (the GC Act), energy policy legislation designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, and special tariffs to allow the net metering of customer-owned renewable generation. These matters, under review in separately designated dockets, remain pending, except for net metering tariffs which were approved by the MDPU effective December 1, 2009.

Northern Utilities: On December 1, 2008 Unitil completed the purchase of Northern Utilities from Bay State and Granite State from NiSource. Unopposed settlement agreements resolving all outstanding issues and recommending approval of the acquisition were approved by the NHPUC on October 10, 2008, and by the MPUC on November 5, 2008. Pursuant to its expanded authority over holding company mergers under the GC Act, the MDPU also reviewed the transaction and issued its approval on November 18, 2008.

The New Hampshire and Maine settlement agreements included the following provisions with respect to the accounting and rates of Northern Utilities:

•

approval of Northern Utilities’ accounting deferral and 10-year amortization of transaction costs and transition costs resulting from the Company’s acquisition of Northern Utilities and the Company’s agreement not to seek recovery of these costs, or the transaction or transition costs of any other utility subsidiary, in rates.

•	agreement that synergy savings resulting from the acquisition of Northern Utilities will be retained by the Company until the next base rate change and then will flow to customers;

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

The settlement agreements contained the following commitments related to Granite State:

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

On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (“NOPVs”) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern’s distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at December 31, 2009 was $2.3 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in the Portland and Westbrook service areas. Northern Utilities anticipates filing testimony and a proposal for a replacement program with the MPUC by mid-February of 2010, and that proceedings will continue on this matter during the second and third quarters of 2010.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2009, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution for the Sawyer Passway site, including alternatives for re-use of the site. Included on the Company’s Consolidated Balance Sheet at December 31, 2009 and 2008 in Environmental Obligations are accrued liabilities totaling $12.0 million and $11.1 million, respectively, related to estimated future clean up costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties.

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

Included in the Company’s Consolidated Balance Sheet at December 31, 2009 and 2008 are current and non-current accrued liabilities totaling $2.5 million and $1.6 million, respectively, associated with Northern Utilities environmental remediation obligations for these former MGP sites. A corresponding Regulatory Asset was recorded to reflect that the recovery of these environmental remediation cost is probable through the regulatory process.

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

The following table shows the balances and activity in the Company’s liability for Environmental Obligations for 2009. The liability for Environmental Obligations was initially recognized on the Company’s Consolidated Balance Sheet at December 31, 2006.

ENVIRONMENTAL OBLIGATIONS

	December 31,
(Millions)	2009	2008
Total Environmental Obligations—Balance at Beginning of Period	$12.7	$12.0
Changes in Estimates	1.8	—
Liabilities Assumed	—	1.6
Payments / Reductions	—	0.9

Total Environmental Obligations—Balance at End of Period	14.5	12.7
Less: Current Portion (1)	0.2	0.4

Environmental Obligations—noncurrent—Balance at End of Period	$14.3	$12.3

(1)	Reflects amounts included in Other Current Liabilities on the Company’s Consolidated Balance Sheets.

Note 7: Bad Debts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2009, 2008 and 2007, the Company recorded provisions for the energy commodity portion of bad debts of $1.9 million, $2.1 million and $1.5 million, respectively. These provisions were recognized in Purchased Electricity and Purchased Gas expense as the associated electric and gas utility revenues were billed. Purchased Electricity and Purchased Gas costs are recovered from customers through periodic rate reconciling mechanisms.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2007 – 2009 ($ millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	(a) Other	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2009
Electric	$1.1	$—	$2.3	$0.2	$1.9	$1.7
Gas	1.8	0.5	1.4	0.3	3.3	0.7
Other	0.1	—	—	—	—	0.1

	$3.0	$0.5	$3.7	$0.5	$5.2	$2.5

Year Ended December 31, 2008
Electric	$1.0	$—	$2.2	$0.2	$2.3	$1.1
Gas	0.2	1.4	1.4	0.2	1.4	1.8
Other	0.1	—	—	—	—	0.1

	$1.3	$1.4	$3.6	$0.4	$3.7	$3.0

Year Ended December 31, 2007
Electric	$1.2	$—	$1.4	$0.2	$1.8	$1.0
Gas	0.4	—	1.0	0.1	1.3	0.2
Other	0.1	—	—	—	—	0.1

	$1.7	$—	$2.4	$0.3	$3.1	$1.3

(a)	Includes Allowance for Doubtful Accounts of Northern Utilities and Granite State, which were acquired on December 1, 2008.

Note 8: Income Taxes

Federal Income Taxes were provided for the following items for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Current Federal Tax Provision (Benefit) (000’s):
Operating Income	$(3,226)	$(2,914)	$4,522

Total Current Federal Tax Provision (Benefit)	(3,226)	(2,914)	4,522

Deferred Federal Tax Provision (Benefit) (000’s)
Accelerated Tax Depreciation	8,716	5,159	(444)
Regulatory Assets and Liabilities	(1,308)	1,534	(400)
Other, net	(120)	121	60

Total Deferred Federal Tax Provision (Benefit)	7,288	6,814	(784)

Total Federal Tax Provision	$4,062	$3,900	$3,738

The components of the Federal and State income tax provisions reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2009, 2008 and 2007 are shown in the table below. In addition to the provisions for federal and state income taxes, the Company recorded provisions of $202,000, $165,000 and $203,000 in 2009, 2008 and 2007, respectively for New Hampshire Business Enterprise taxes, which are included in Local Property and Other Taxes on the consolidated statements of earnings.

Federal and State Tax Provision (Benefit) (000’s)	2009	2008	2007
Federal
Current	$(3,226)	$(2,914)	$4,522
Deferred	7,288	6,814	(784)

Total Federal Tax Provision	4,062	3,900	3,738

State
Current	1,376	(42)	896
Deferred	(218)	592	(138)

Total State Tax Provision	1,158	550	758

Total Provision for Federal and State Income Taxes	$5,220	$4,450	$4,496

The differences between the Company’s provisions for Income Taxes, including the provision for Business Enterprise taxes, and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2009	2008	2007
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, Net	6	5	5
Utility Plant Differences	(3)	(6)	(4)
Other, Net	(1)	(1)	—

Effective Income Tax Rate	36%	32%	35%

Temporary differences, including the effect of deferred tax accounting on the assets and liabilities of Northern Utilities and Granite State acquired on December 1, 2008 (see Note 2 above), which gave rise to deferred tax assets and liabilities are shown below:

Deferred Income Taxes (000’s)	2009	2008
Depreciation and Utility Plant	$30,318	$22,611
Regulatory Assets / Liabilities & Mechanisms	29,094	30,071
Retirement Benefit Obligations	(22,537)	(23,029)
Other, net	2,896	1,431

Total Deferred Income Tax Liabilities	$39,771	$31,084

The Company evaluated its tax positions at December 31, 2009 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2006; December 31, 2007; and December 31, 2008. Income tax filings for the year ended December 31, 2008 have been filed with the Internal Revenue Service (IRS). In its Federal Income Tax return filings for the year ended December 31, 2008, the Company recognized net operating loss (NOL) carrybacks against its Federal Income Tax returns for the years ended December 31, 2006 and 2007 in the amounts of $5.0 million and $6.7 million, respectively. These NOL carrybacks resulted in a refund to the Company of $4.0 million which was received in November 2009. According to Internal Revenue Code rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint

Committee of Congress (Joint Committee) and are subject to review by the IRS and attorneys of the Joint Committee. As a result, on December 30, 2009, the Company received notice that its Federal Income Tax return filings for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 are under examination by the IRS. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

Note 9: Retirement Benefit Plans

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

•

The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan)—The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan. In 2009, the Company made the following changes to the PBOP Plan.

Changes to Utility Workers Union of America Local 341 Benefits

A new Collective Bargaining Agreement (“Agreement”) was entered into between Northern Utilities, Inc., Granite State Gas Transmission, Inc. and Utility Workers Union of America Local 341 (“UWUA”) for the period April 1, 2009 through March 31, 2012. Included in the Agreement were changes to retiree medical benefits under the Plan. These changes are as follows:

•

Retirees under sixty-five (65) years and their dependents will be covered by the medical benefits provided by the PBOP Plan. Early retirees will be responsible for contributing 20% of the premium for medical insurance for themselves and their dependents until age sixty-five (65).

•	Retirees over sixty-five (65) years will be covered by a Supplement to Medicare Plan and will be responsible for a 20% premium cost sharing.

•	For all employees hired on or after April 1, 2009, no post-65 retiree medical coverage will be provided.

•	The Company is to determine post-65 drug coverage to be offered to all future retirees eligible for retiree medical.

These above-referenced retiree medical provisions were effective January 1, 2010.

Changes to Non-Union Employee Benefits

In September 2009, the Company announced the following PBOP Plan changes, effective January 1, 2010, for non-union employees:

•	Employees who retire on or after January 1, 2010 will pay 20% of the cost of their retiree medical benefits.

•	Employees who retire on or after January 1, 2010 will not receive any cash payments towards their Medicare premiums.

•

Employees who are hired on or after January 1, 2010 will only be provided with company subsidized medical insurance until they reach age 65 and will not receive a Medicare supplement plan after age 65.

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

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan costs for years ended December 31:	2009	2008	2007
Discount Rate (1)	6.25%	6.00%	5.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.50%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017	2016
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$735	$675	$690
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(576)	$(531)	$(539)

(1)

As a result of the changes to the PBOP Plan in September 2009 discussed above, the Company was required to update the discount rate used in determining the PBOP Plan costs for the remainder of 2009. Based on the market rates for long-term bonds at that time, the Company assumed a discount rate of 5.50% for the PBOP Plan from September through December of 2009.

Used to Determine Benefit Obligations at December 31:
Discount Rate	5.75%	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$5,887	$6,084	$6,282
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(4,704)	$(4,890)	$(5,030)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For 2009, 2008 and 2007, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000, $200,000 and $200,000, respectively, in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2009, 2008 and 2007 was 3.50%, based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan			PBOP Plan			SERP
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service Cost	$2,282	$1,979	$1,968	$1,417	$1,447	$1,431	$217	$150	$163

Interest Cost	4,294	3,800	3,336	2,269	2,212	2,057	182	126	118

Expected Return on Plan Assets	(4,432)	(4,390)	(4,195)	(440)	(325)	(245)	—	—	—

Prior Service Cost Amortization	264	119	106	1,634	1,390	1,360	(2)	(1)	(2)

Transition Obligation Amortization	—	—	—	21	21	21	—	—	—

Curtailment Loss	32	—	—	—	—	—	—	—	—

Actuarial Loss Amortization	1,598	1,274	1,345	—	—	70	70	24	44

Sub-total	4,038	2,782	2,560	4,901	4,745	4,694	467	299	323

Amounts Capitalized and Deferred	(1,409)	(893)	(873)	(1,642)	(1,872)	(2,033)	—	—	—

NPBC Recognized	$2,629	$1,889	$1,687	$3,259	$2,873	$2,661	$467	$299	$323

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs over the next fiscal year is $2.7 million, $1.6 million and $0.1 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2009, 2008 and 2007 before capitalization and deferral was $4.0 million, $2.8 million and $2.6 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2009, 2008 and 2007 would have been $6.3 million, $2.9 million and $2.5 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status ($000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2009	2008	2009	2008	2009	2008

Plan Assets at Beginning of Year	$39,124	$52,162	$4,361	$4,144	$—	$—

Actual Return on Plan Assets	8,017	(15,542)	874	(784)	—	—

Employer Contributions	4,227	2,800	2,800	2,700	53	59

Participant Contributions	—	—	2	—	—	—

Acquired Plan Assets	(544)	2,500	—	—	—	—

Benefits Paid	(3,742)	(2,796)	(1,731)	(1,699)	(53)	(59)

Plan Assets at End of Year	$47,082	$39,124	$6,306	$4,361	$—	$—

Change in PBO:

PBO at Beginning of Year	$70,386	$64,429	$37,655	$37,983	$2,930	$2,144

Service Cost	2,282	1,979	1,417	1,447	217	150

Interest Cost	4,294	3,800	2,269	2,212	182	126

Participant Contributions	—	—	2	—	—	—

Plan Amendments	—	—	(2,382)	—	—	—

Estimated Acquired Obligations	—	4,442	—	2,610	—	—

Curtailment Gain	(599)	—	—	—	—	—

Benefits Paid	(3,742)	(2,796)	(1,731)	(1,699)	(53)	(59)

Actuarial (Gain) or Loss	6,667	(1,468)	(1,536)	(4,898)	703	569

PBO at End of Year	$79,288	$70,386	$35,694	$37,655	$3,979	$2,930

Funded Status: Assets vs PBO	$(32,206)	$(31,262)	$(29,388)	$(33,294)	$(3,979)	$(2,930)

The Company has recorded on its balance sheets as a liability the underfunded status of their retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets of $43.7 million and $45.5 million at December 31, 2009 and 2008, respectively, to recognize the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $69.0 million and $61.1 million as of December 31, 2009 and 2008, respectively. The ABO for the SERP was $0.5 million and $0.5 million as of December 31, 2009 and 2008, respectively. For the PBOP Plan, the ABO and PBO are the same.

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA were new minimum funding rules which went into effect for plan years beginning in 2008. The funding target was 100% of a plan’s liability (as determined under the PPA) with any shortfall amortized over seven years, with lower (92% – 100%) funding targets available to well-funded plans during the transition period. Due to the significant declines in the valuation of capital markets during 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (Recovery Act) was signed into law on December 23, 2008. Included in the Recovery Act are temporary modifications to the minimum funding rules set forth in the PPA such that all plans, except those that were subject to deficit reduction contribution requirements in 2007, are allowed to amortize any shortfall from the lower funding targets, rather than the 100% target, for the 2008 – 2010 plan years. This did not affect the Company’s Pension Plan in 2009 as its Pension Plan was 94% funded under the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as of January 1, 2009 and met the exemption from the shortfall amortization. The Company expects to contribute approximately $4.0 million to fund its Pension Plan in 2010.

The following table represents employer contributions and benefit payments ($000’s). There were no participant contributions.

	Pension Plan			PBOP Plan			SERP
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Employer Contributions	$4,227	$2,800	$2,800	$2,800	$2,700	$2,500	$53	$59	$72
Benefit Payments	$3,742	$2,796	$2,645	$1,731	$1,699	$1,497	$53	$59	$72

The following table represents estimated future benefit payments ($000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2010	$3,585	$1,309	$52
2011	3,685	1,431	51
2012	3,906	1,526	50
2013	4,138	1,610	363
2014	4,376	1,725	362
2015 - 2019	$25,369	$10,047	$1,782

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 57% in common stock equities and 43% in fixed income securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the tables below.

	Target Allocation 2010	Actual Allocation at December 31,
Pension Plan		2009	2008	2007
Equity Securities	57%	59%	54%	57%
Debt Securities	43%	40%	35%	43%
Other	0%	1%	11%	0%

Total		100%	100%	100%

	Target Allocation 2010	Actual Allocation at December 31,
PBOP Plan		2009	2008	2007
Equity Securities	55%	56%	56%	0%
Debt Securities	45%	44%	44%	0%
Other (1)	0%	0%	0%	100%

Total		100%	100%	100%

(1)	Represents investments in Money Market Funds.

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 8.50% for 2009. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

The FASB Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codfiication are described below:

Level 1 – Inputs	are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuations	based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.

Level 3 – Prices	or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

Valuation Techniques

There have been no changes in the valuation techniques used during the current period.

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2009 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Trading Securities	$46,667	$46,667	$—	$—
Escrow	415	415

Total Assets	$47,082	$47,082	$—	$—

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2009 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PBOP Plan Assets:
Trading Securities	$6,306	$6,306	$—	$—

Total Assets	$6,306	$6,306	$—	$—

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

In September 2009, the Company amended the Plan as follows:

For current non-union employees who elect to stay with the Company’s existing Pension Plan, there will be no changes in the 401(k) Plan. For those employees, the Company will continue to match contributions, with a maximum matching contribution of 3% of current compensation and those participants will be 100% vested in these company matching contributions once they have completed three years of service.

For non-union employees who are hired on or after January 1, 2010, and for non-union employees who elect to move from the Company’s existing Pension Plan and accept a frozen pension benefit, the Company will provide the following enhancements to the 401(k) Plan:

•	The Company will contribute 4% of base pay each year, regardless of whether or not the non-union employee elects to contribute to the 401(k) Plan.

•	The Company will increase the matching contributions from 3% of base pay to 6% of base pay. This will be a 100% match of the first 6% of the non-union employee’s contributions.

•	All Company contributions will be 100% vested at all times.

•

New non-union employees will be automatically enrolled in the 401(k) Plan following the completion of 1,000 hours of service, with the automatic employee contribution rate of 3%. This contribution rate will automatically increase by 1% on January 1st of each year until the non-union employee’s contribution is 10% of pay. Non-union employees may elect to opt-out of the automatic enrollment and/or automatic increase features of the enhanced 401(k) Plan.

The Company’s share of contributions to the 401(k) Plan was $671,000, $542,000 and $533,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 10: Segment Information

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

The following table provides significant segment financial data for the years ended December 31, 2009, 2008 and 2007 (Millions):

Year Ended December 31, 2009	Electric	Gas	Other	Non- Regulated	Total

Revenues	$209.9	$152.8	$—	$4.3	$367.0

Interest Income	3.6	0.5	0.7	—	4.8

Interest Expense	9.1	9.7	1.8	—	20.6

Depreciation & Amortization Expense	14.0	12.8	0.6	—	27.4

Income Tax Expense (Benefit)	2.4	1.9	(0.1)	1.0	5.2

Segment Profit (Loss)	4.9	3.3	0.1	1.6	9.9

Segment Assets	347.9	367.4	7.3	2.6	725.2

Capital Expenditures	27.7	30.0	1.0	—	58.7

Year Ended December 31, 2008

Revenues	$227.5	$56.9	$—	$3.8	$288.2

Interest Income	2.2	0.1	0.3	—	2.6

Interest Expense	8.7	2.3	2.1	—	13.1

Depreciation & Amortization Expense	13.1	5.2	0.8	—	19.1

Income Tax Expense (Benefit)	1.9	2.6	(0.3)	0.2	4.4

Segment Profit (Loss)	5.2	4.3	(0.2)	0.3	9.6

Segment Assets	359.2	363.9	9.1	1.0	733.2

Capital Expenditures	19.7	7.6	1.0	—	28.3

Year Ended December 31, 2007

Revenues	$225.0	$34.2	$—	$3.7	$262.9

Interest Income	2.8	0.1	0.5	—	3.4

Interest Expense	9.6	2.1	1.3	—	13.0

Depreciation & Amortization Expense	12.6	3.8	1.3	0.1	17.8

Income Tax Expense (Benefit)	3.8	0.4	0.1	0.2	4.5

Segment Profit (Loss)	7.3	1.0	—	0.3	8.6

Segment Assets	351.9	110.3	11.7	0.7	474.6

Capital Expenditures	26.2	6.1	0.2	—	32.5

Note 11: Quarterly Financial Information (unaudited; Millions, except per share data)

Quarterly earnings per share may not agree with the annual amounts due to rounding and the impact of additional commons share issuances. Basic and Diluted Earnings per Share are the same for the periods presented.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

Total Operating Revenues	$135.6	$71.9	$71.5	$59.4	$70.4	$69.1	$89.5	$87.8

Operating Income	$13.9	$6.0	$4.2	$4.2	$3.4	$3.9	$4.6	$6.4

Net Income (Loss) Applicable to Common	$9.1	$3.3	$0.2	$1.6	$(0.6)	$1.5	$1.2	$3.2

	Per Share Data:

Earnings Per Common Share	$1.14	$0.57	$0.03	$0.28	$(0.06)	$0.27	$0.11	$0.53

Dividends Paid Per Common Share	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345

Note 12: Unaudited Pro Forma Financial Data Related To Acquisitions

On December 1, 2008, the Company acquired Northern Utilities and Granite State, as discussed in Note 2. Had the results of operations for Northern Utilities and Granite State been combined with the Company as of the beginning of 2007, the Company’s pro forma results for 2008 and 2007 would have been as follows:

	Year ended December 31,
(Millions, except per share amounts) (Unaudited)	2008	2007

Revenues	$395.5	$396.2

Earnings Applicable to Common Shareholders	$8.3	$11.5

Earnings per Share
Basic	$0.77	$1.08
Diluted	$0.77	$1.08

The Unaudited Pro Forma Financial Data includes non-recurring charges to operating expenses of $1.7 million, after tax, related to compliance violation penalties incurred by Northern Utilities in 2007 and $2.5 million, after tax, related to compliance violation penalties incurred by Northern Utilities in 2008.

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

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2008 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

During 2009, management conducted an assessment of the Company’s internal control over financial reporting reflected in the financial statements, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management’s assessment, which included a comprehensive review of the design and operating effectiveness of the Company’s internal control over financial reporting, management believes the Company’s internal control over financial reporting is designed and operating effectively as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Caturano and Company, an independent registered public accounting firm. Their report appears in Item 8.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

On December 18, 2009, both Unitil Energy and Northern Utilities priced long-term financings scheduled to close in the first quarter of 2010:

(iii)	Unitil Energy priced $15,000,000 of First Mortgage Bonds, through a private placement marketing process to institutional investors. The First Mortgage Bonds were priced at a coupon rate of 5.24% and have a final maturity of ten years. Unitil Energy plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Unitil Energy anticipates closing this long-term financing in March 2010.

(iv)	Northern Utilities priced $25,000,000 of Senior Unsecured Notes, through a private placement marketing process to institutional investors. The Senior Unsecured Notes were priced at a coupon rate of 5.29% and have a final maturity of ten years. Northern Utilities plans to use the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes. Northern Utilities anticipates closing this long-term financing in March 2010.

The Unitil Energy and Northern Utilities securities offered will not be, and have not been, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in Part I, Item 1 of this Form 10-K. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” and “As to the Election of Directors” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010, as well as the Equity Compensation Plan Benefit Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Transactions with Related Persons” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Principal Accountant Fees and Services” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 15, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2009 and 2008

•	Consolidated Statements of Earnings for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-14 Registration Statement 2-93769

3.2	Articles of Amendment to the Articles of Incorporation Filed on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991

3.3	Articles of Amendment to the Articles of Incorporation Filed on September 23, 2008.	Exhibit 3.3 to Form S-3/A dated November 25, 2008

3.4	By-laws of the Company.	Exhibit 4 to Form S-8 Registration Statement 333-73327

3.5	Articles of Exchange of Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and the Company.	Exhibit 3.3 to 10-K for 1984

3.6	Articles of Exchange of CECo, E&H, and the Company - Stipulation of the Parties Relative to Recordation and Effective Date.	Exhibit 3.4 to Form 10-K for 1984

3.7	The Agreement and Plan of Merger dated March 1, 1989 among the Company, Fitchburg Gas and Electric Light Company (Fitchburg) and UMC Electric Co., Inc. (UMC).	Exhibit 25(b) to Form 8-K dated March 1, 1989

3.8	Amendment No. 1 to The Agreement and Plan of Merger dated March 1, 1989 among the Company, Fitchburg and UMC.	Exhibit 28(b) to Form 8-K dated December 14, 1989

Exhibit Number	Description of Exhibit	Reference*
4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002

4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2028.	Exhibit 4.25 to Form 10-K for 1999

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018	Exhibit 99.1 to Form 8-K dated December 15, 2008

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993

10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008

Exhibit Number	Description of Exhibit	Reference*
10.7***	Unitil Corporation 1998 Stock Option Plan.	Exhibit 10.12 to Form 10-K for 1998

10.8***	Amended and Restated Unitil Corporation Management Incentive Plan effective as of June 19, 2008 as further amended on December 1, 2008.	Exhibit 10.8 to Form 10-K for 2008

10.9	Entitlement Sale and Administrative Service Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999

10.10***	Unitil Corporation 2003 Restricted Stock Plan.	Exhibit 10.16 to Form 10-K for 2002

10.11	Portfolio Sale and Assignment and Transition Service and Default Service Supply Agreement By and Among Unitil Power Corp., Unitil Energy Systems, Inc. and Mirant Americas Energy Marketing, LP.	Exhibit 10.17 to Form 10-K for 2002

10.12	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004

10.13***	Amended and Restated Employment Agreement effective as of November 1, 2009 by and between Unitil Corporation and Robert G. Schoenberger.	Exhibit 10.1 to Form 8-K dated September 23, 2009

10.14	Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008	Exhibit 10.1 to Form 8-K dated November 26, 2008

10.15	Amendment Agreement dated as of January 2, 2009 to the Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008	Exhibit 10.1 to Form 8-K dated January 2, 2009

10.16	Amendment Agreement dated as of October 13, 2009 to the Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008	Exhibit 10.1 to Form 8-K dated October 13, 2009

10.17	Credit Agreement between Unitil Corporation and Royal Bank of Canada dated December 1, 2008	Exhibit 10.2 to Form 8-K dated November 26, 2008

10.18	Transition Services Agreement between Unitil Corporation and NiSource, Inc. dated December 1, 2008	Exhibit 10.3 to Form 8-K dated November 26, 2008

10.19	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018	Exhibit 10.1 to Form 8-K dated December 15, 2008

11.1	Statement Re: Computation in Support of Earnings per Share For the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 10, 2010	By	/s/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	February 10, 2010

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	February 10, 2010

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	February 10, 2010

/S/ MICHAEL J. DALTON Michael J. Dalton	Director	February 10, 2010

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	February 10, 2010

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	February 10, 2010

/S/ WILLIAM D. ADAMS William D. Adams	Director	February 10, 2010

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	February 10, 2010

/S/ EBEN S. MOULTON Eben S. Moulton	Director	February 10, 2010

/S/ DAVID P. BROWNELL David P. Brownell	Director	February 10, 2010

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 10, 2010

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 10, 2010

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	February 10, 2010

EXHIBIT INDEX

Exhibit No.	Description
11.1	Computation in Support of Earnings per Share

12.1	Computation in Support of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1-31.3	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.