Form 10-Q
period 2010-03-31
UNITIL CORP
filed 2010-04-27
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, No par value	10,859,918 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2010

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

The distribution utilities are local “pipes and wires” operating companies and, combined with Granite State, had an investment in Net Utility Plant of $455.1 million at March 31, 2010. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite.

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

The regulatory process in both New Hampshire and Maine, in connection with those states’ approvals of the Acquisitions, included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern Utilities’ rates, customer service and operations. The settlement agreements were separately negotiated and filed in each state but reflect a number of common features. For additional discussion, please refer to Unitil’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 10, 2010.

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

SUBSEQUENT EVENT

On April 15, 2010 Unitil Energy filed a proposed base rate increase of $10.1 million, which represents an increase of 6.5 percent above present rates. Unitil Energy requested temporary rates to be effective July 1, 2010. In addition, Unitil Energy requested adjustments for a Rate Year Step Adjustment, a Large Capital Project Step Adjustment and a long-term rate plan establishing step adjustments associated with the Company’s Reliability Enhancement Plan and Vegetation Management Plan. A decision from the NHPUC on Unitil Energy’s rate increase request may take up to one year.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2010 and March 31, 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

As a result of the issuance of new common shares, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the stock issuance is fully reflected in both reporting periods. Also, the Company’s results are expected to reflect the seasonal nature of the acquired natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $6.5 million for the first quarter of 2010 compared to 2009 first quarter earnings of $9.1 million. Earnings per common share (EPS) were $0.61 for the three months ended March 31, 2010 compared to EPS of $1.14 in the first quarter of 2009. Earnings per share in the first quarter of 2010 are not directly comparable with 2009 due to a 35% increase in average common shares outstanding year over year resulting from the issuance of new common equity in 2009 to complete the financing of the Company’s acquisition of Northern Utilities and Granite State.

Natural gas sales margin decreased $1.4 million in the three months ended March 31, 2010 compared to the same period in 2009 reflecting lower sales volumes. Total therm sales of natural gas decreased 6.5% in the three months ended March 31, 2010 compared to the same period in 2009, reflecting decreases of 7.8% and 6.0% in sales to residential and commercial and industrial (C&I) customers, respectively. The lower sales in the first three months of 2010 reflect a milder winter heating season this year. There were 7.6% fewer Heating Degree Days in the Company’s service territories in the first quarter of 2010 compared to the same period in 2009. On a weather-normalized basis, natural gas sales decreased by 2.7% in the three months ended March 31, 2010 compared to the same period in 2009.

Electric sales margin decreased $0.3 million in the three months ended March 31, 2010 compared to the same period in 2009, reflecting lower sales volumes. Total electric kilowatt-hour (kWh) sales decreased 1.8% in the three months ended March 31, 2010 compared to the same period in 2009 driven by lower average usage per customer reflecting the milder winter weather as well as energy conservation efforts by our customers. On a weather-normalized basis, kWh sales in the three months ended March 31, 2010 were flat compared to the same period in 2009.

Operation & Maintenance (O&M) expenses increased $1.8 million in the three months ended March 31, 2010 compared to the same period in 2009. The increase in O&M expenses primarily reflects higher utility operating costs associated with the completion of the transition and full integration of Northern Utilities and Granite State operations into the Company’s consolidated operating results in the current period.

Depreciation, Amortization, Taxes and Other expenses decreased $0.4 million in the three months ended March 31, 2010 compared to the same period in 2009. Higher depreciation expense on utility plant additions were offset by lower amortization and lower income taxes on lower pre-tax earnings in the quarter.

Interest Expense, Net decreased $0.5 million in the three months ended March 31, 2010 compared to the same period in 2009 reflecting higher acquisition related debt fees incurred in 2009 and lower average borrowings in the current quarter.

Usource, our non-regulated energy brokering business, recorded revenues of $1.1 million in the first quarter of 2010, unchanged when compared to the first quarter of 2009. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Additionally, EPS in the first quarter of 2010 reflect a higher number of average shares outstanding year over year. In May and June 2009, the Company sold 2,700,000 shares of its common stock at a price of $20.00 per share in a registered public offering. The Company used the net proceeds of $51.2 million from this offering to complete the acquisition of Northern Utilities and Granite State.

In 2009, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2010 and March, 2010 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2010.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas decreased 6.5% in the three months ended March 31, 2010 compared to the same period in 2009, reflecting decreases of 7.8% and 6.0% in sales to residential and C&I customers, respectively. The lower sales in the first three months of 2010 reflect a milder winter heating season this year. There were 7.6% fewer Heating Degree Days in the Company’s service territories in the first quarter of 2010 compared to the same period in 2009. On a weather-normalized basis, natural gas sales decreased by 2.7% in the three months ended March 31, 2010 compared to the same period in 2009.

The following table details total firm therm sales for the three months ended March 31, 2010 and 2009, by major customer class:

Therm Sales (millions)

	Three Months Ended March 31,
	2010	2009	Change	% Change
Residential	17.8	19.3	(1.5)	(7.8%)
Commercial/Industrial	54.6	58.1	(3.5)	(6.0%)

Total	72.4	77.4	(5.0)	(6.5%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2010 and 2009:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2010	2009	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$25.8	$30.4	$(4.6)	(6.4%)
Commercial / Industrial	35.3	42.0	(6.7)	(9.2%)

Total Gas Operating Revenue	$61.1	$72.4	$(11.3)	(15.6%)

Cost of Gas Sales:
Purchased Gas	$38.3	$48.4	$(10.1)	(14.0%)
Conservation & Load Management	0.8	0.6	0.2	0.3%

Gas Sales Margin	$22.0	$23.4	$(1.4)	(1.9%)

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues decreased $11.3 million, or 15.6%, in the three months ended March 31, 2010 compared to the same period in 2009. Total Gas Operating Revenues include the recovery of the approved cost of sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The decrease in Total Gas Operating Revenues in the first quarter of 2010 reflects lower Purchased Gas costs of $10.1 million and lower gas sales margin of $1.4 million, partially offset by higher C&LM revenues of $0.2 million.

The Purchased Gas and C&LM component of Gas Operating Revenues decreased $9.9 million, or 13.7%, in the three months ended March 31, 2010 compared to the same period in 2009. The decrease reflects lower natural gas commodity prices and the lower sales of natural gas, discussed above. Purchased Gas revenues include the recovery of the approved cost of gas supply as well as other energy supply related costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin decreased $1.4 million in the three months ended March 31, 2010 compared to the same period in 2009. This decrease was driven by the lower sales of natural gas, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2010, Unitil’s total electric kWh sales decreased 1.8% compared to the first quarter of 2009. Sales to residential and C&I customers decreased 1.6% and 1.9%, respectively, in the first quarter of 2010 compared to the same period in 2009. The lower kWh sales in 2010 compared to 2009 were primarily driven by lower average usage per customer reflecting the milder winter weather as well as energy conservation efforts by our customers. On a weather-normalized basis, kWh sales in the three months ended March 31, 2010 were flat compared to the same period in 2009.

The following table details total kWh sales for the three months ended March 31, 2010 and 2009 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2010	2009	Change	% Change
Residential	177.7	180.6	(2.9)	(1.6%)
Commercial/Industrial	237.5	242.1	(4.6)	(1.9%)

Total	415.2	422.7	(7.5)	(1.8%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2010 and 2009:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2010	2009	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$28.1	$33.2	$(5.1)	(8.2%)
Commercial / Industrial	22.7	28.9	(6.2)	(10.0%)

Total Electric Operating Revenue	$50.8	$62.1	$(11.3)	(18.2%)

Cost of Electric Sales:
Purchased Electricity	$35.8	$47.2	$(11.4)	(18.3%)
Conservation & Load Management	0.9	0.5	0.4	0.6%

Electric Sales Margin	$14.1	$14.4	$(0.3)	(0.5%)

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues decreased by $11.3 million, or 18.2%, in the three months ended March 31, 2010 compared to the same period in 2009. Total Electric Operating Revenues include the recovery of approved costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the three months ended March 31, 2010 reflects lower Purchased Electricity costs of $11.4 million and lower sales margin of $0.3 million, partially offset by higher C&LM revenues of $0.4 million.

The Purchased Electricity and C&LM component of Total Electric Operating Revenues decreased a combined $11.0 million, or 17.7%, in the three months ended March 31, 2010 compared to the same period in 2009, reflecting lower electric commodity prices and lower electric kWh sales. Purchased Electricity revenues include the recovery of the approved cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin decreased $0.3 million in the three months ended March 31, 2010 compared to the same period in 2009, reflecting lower sales volumes. The lower sales are primarily driven by lower average usage per customer reflecting the milder winter weather as well as energy conservation efforts by our customers.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2010 and 2009:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Other	$1.1	$1.1	$—	—

Total Other Operating Revenue	$1.1	$1.1	$—	—

Total Other Operating Revenue was unchanged in the three month period ended March 31, 2010 compared to the same period in 2009. Other operating revenues consist of revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $10.1 million, or 20.9%, in the three month period ended March 31, 2010 compared to the same period in 2009. The decrease in Purchased Gas reflects lower natural gas commodity prices and the lower sales of natural gas, discussed above. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $11.4 million, or 24.2%, in the three month period ended March 31, 2010 compared to the same period in 2009, reflecting lower electric commodity prices and lower electric kWh sales, discussed above. The Company recovers the approved costs of Purchased Electricity in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. O&M expenses increased $1.8 million in the three months ended March 31, 2010 compared to the same period in 2009. The increase in O&M expenses primarily reflects higher utility operating costs associated with the completion of the transition and full integration of Northern Utilities and Granite State operations into the Company’s consolidated operating results in the current period.

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

Total Conservation & Load Management expenses increased by $0.6 million in the three months ended March 31, 2010 compared to the same period in 2009. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.8 million, or 12.7%, in the three months ended March 31, 2010 compared to the same period in 2009. The increase reflects higher depreciation on normal utility plant additions partially offset by lower amortization expenses.

Local Property and Other Taxes – Local Property and Other Taxes increased by $0.1 million, or 3.3%, in the three months ended March 31, 2010 compared to the same period in 2009. The increase reflects higher local property tax rates on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $1.4 million for the three months ended March 31, 2010 compared to the same period in 2009 reflecting lower pre-tax earnings in the current quarter.

Other Non-Operating Expense

Other Non-operating Expenses increased by $0.1 million in the three month period ended March 31, 2010 compared to the same period in 2009.

Interest Expense, Net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs, including carrying charges of $0.3 million in 2010 on deferred storm costs, which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset. The three months ended March 31, 2009 include approximately $0.6 million of interest expense on the Company’s interim bank financing facility used to finance the acquisitions of Northern Utilities and Granite State, which was repaid in the second quarter of 2009 upon the Company’s issuance of additional equity.

Interest Expense, Net (millions)	Three Months Ended March 31,
	2010	2009	Change
Interest Expense
Long-term Debt	$4.7	$4.6	$0.1
Short-term Debt	0.4	1.1	(0.7)
Regulatory Liabilities	0.1	—	0.1

Subtotal Interest Expense	5.2	5.7	(0.5)

Interest (Income)
Regulatory Assets	(0.8)	(0.7)	(0.1)
AFUDC and Other	(0.1)	(0.2)	0.1

Subtotal Interest (Income)	(0.9)	(0.9)	—

Total Interest Expense, Net	$4.3	$4.8	$(0.5)

Interest Expense, Net decreased $0.5 million in the three months ended March 31, 2010 compared to the same period in 2009 reflecting higher acquisition related debt fees incurred in 2009 and lower average borrowings in the current quarter.

On March 2, 2010, UES completed the sale of $15 million of First Mortgage Bonds through a private placement to institutional investors. The First Mortgage Bonds have a maturity of ten years and a coupon rate of 5.24%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

On March 2, 2010, Northern Utilities completed the sale of $25 million of Senior Unsecured Notes through a private placement to institutional investors. The Senior Unsecured Notes have a maturity of ten years and a coupon rate of 5.29%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent and future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through bank borrowings, as needed, under its unsecured short-term bank credit facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows.

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

At March 31, 2010, the Company had $19.3 million in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of March 31, 2010, the Company was in compliance with the financial covenants contained in the revolving credit facility.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2010, there were approximately $39.2 million of guarantees outstanding and the longest term guarantee extends through December 31, 2010.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $4.1 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2010 compared to the same period in 2009.

	Three Months Ended March 31,
	2010	2009
Cash Provided by Operating Activities	$24.3	$31.8

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $24.3 million in the first three months of 2010, a decrease of $7.5 million over the comparable period in 2009. In the first three months of 2010 as compared to the first three months of 2009, Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes decreased by $5.2 million, cash provided by working capital decreased $3.1 million, and cash provided by all other Operating Activities increased $0.8 million.

	Three Months Ended March 31,
	2010	2009
Cash (Used in) Investing Activities	$(10.3)	$(18.0)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was $10.3 million for the three months ended March 31, 2010 compared to $18.0 million for the same period in 2009. Capital spending in the first three months of 2010 includes $4.1 million as a result of a wind storm in February 2010, and capital spending in the same period of 2009 includes $9.9 million resulting from the December 2008 ice storm. All other capital spending in the first three months of 2010 was $6.2 million compared to $8.1 million in the same period of 2009. Capital expenditures are projected to be approximately $64 million in 2010 and $60 million in 2011, reflecting normal electric and gas utility system additions.

	Three Months Ended March 31,
	2010	2009
Cash (Used in) Financing Activities	$(12.9)	$(10.8)

Cash (Used in) Financing Activities – Cash (Used in) Financing Activities was $12.9 million in the three months ended March 31, 2010. In March 2010, Unitil Energy and Northern Utilities closed long-term debt financings of $15.0 million and $25.0 million, respectively. The net proceeds of these financings were used to refinance short-term borrowings. Short-term borrowings were reduced by $45.2 million in the first three months of 2010 which reflects the net borrowing (repayment) of bank borrowings under our revolving credit agreement. Other uses of cash include $3.8 million for quarterly dividend payments and $3.8 million related to gas supply inventory financing. Proceeds from issuances of common stock provided a source of cash of $0.2 million, and all other uses of cash were $0.3 million.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 10, 2010.

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

Regulatory Assets consist of the following (millions)

	March 31,		December 31,
	2010	2009	2009
Energy Supply Contract Obligations	$31.2	$47.7	$34.7
Deferred Restructuring Costs	27.7	30.6	28.3
Generation-related Assets	—	0.6	—

Subtotal – Restructuring Related Items	58.9	78.9	63.0
Retirement Benefit Obligations	43.8	45.3	43.7
Income Taxes	14.0	15.6	14.5
Environmental Obligations	21.9	22.0	22.7
Deferred Storm Charges	19.6	0.6	14.6
Other	8.2	12.0	7.9

Total Regulatory Assets	$166.4	$174.4	$166.4
Less: Current Portion of Regulatory Assets(1)	19.0	30.2	21.9

Regulatory Assets - noncurrent	$147.4	$144.2	$144.5

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

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

The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2009 and 2008, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000 and $200,000, respectively, in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2009 and 2008, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $735,000 and $675,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $576,000 and $531,000, respectively. See Note 8 to the accompanying Consolidated Financial Statements.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2010, the Company and its subsidiaries had 433 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2010, 149 of the Company’s employees were represented by labor unions. These employees are covered by collective bargaining agreements. Two agreements expire on May 31, 2010, one agreement expires on June 5, 2010 and one agreement expires on March 31, 2012. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2010 and March 31, 2009 were 2.26% and 4.78%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Gas	$61.1	$72.4
Electric	50.8	62.1
Other	1.1	1.1

Total Operating Revenues	113.0	135.6

Operating Expenses
Purchased Gas	38.3	48.4
Purchased Electricity	35.8	47.2
Operation and Maintenance	12.2	10.4
Conservation & Load Management	1.7	1.1
Depreciation and Amortization	7.1	6.3
Provisions for Taxes:
Local Property and Other	3.1	3.0
Federal and State Income	3.9	5.3

Total Operating Expenses	102.1	121.7

Operating Income	10.9	13.9
Other Non-Operating Expense (Income)	0.1	—

Income Before Interest Expense	10.8	13.9
Interest Expense, Net	4.3	4.8

Net Income	6.5	9.1
Less: Dividends on Preferred Stock	—	—
Earnings Applicable to Common Shareholders	$6.5	$9.1

Weighted Average Common Shares Outstanding – Basic (000’s)	10,801	8,018
Weighted Average Common Shares Outstanding – Diluted (000’s)	10,803	8,018
Earnings Per Common Share (Basic and Diluted)	$0.61	$1.14

Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	(UNAUDITED)
	March 31,		December 31,
	2010	2009	2009
ASSETS:

Utility Plant:
Electric	$310.8	$297.2	$302.3
Gas	327.9	309.1	325.5
Common	29.5	30.4	28.9
Construction Work in Progress	24.8	10.4	26.0

Total Utility Plant	693.0	647.1	682.7
Less: Accumulated Depreciation	237.9	218.6	233.0

Net Utility Plant	455.1	428.5	449.7

Current Assets:
Cash	8.8	14.5	7.7
Accounts Receivable – Net of Allowance for
Doubtful Accounts of $3.0, $3.7 and $2.5	40.3	51.9	33.5
Accrued Revenue	27.4	46.1	44.0
Gas Inventory	6.6	8.7	14.3
Materials and Supplies	2.9	3.1	2.6
Prepayments and Other	3.8	2.9	4.7

Total Current Assets	89.8	127.2	106.8

Noncurrent Assets:
Regulatory Assets	147.4	144.2	144.5
Other Noncurrent Assets	25.6	22.4	24.2

Total Noncurrent Assets	173.0	166.6	168.7

TOTAL	$717.9	$722.3	$725.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED)
	March 31,		December 31,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$192.6	$148.5	$193.1
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	288.7	249.2	248.9

Total Capitalization	483.3	399.7	444.0

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Accounts Payable	17.8	29.9	25.1
Short-Term Debt	19.3	87.7	64.5
Energy Supply Contract Obligations	18.1	21.6	23.1
Other Current Liabilities	32.1	32.5	16.6

Total Current Liabilities	87.7	172.1	129.7

Deferred Income Taxes	34.3	29.1	39.8

Noncurrent Liabilities:
Energy Supply Contract Obligations	19.4	31.2	21.7
Retirement Benefit Obligations	68.2	69.7	65.5
Environmental Obligations	14.3	11.4	14.3
Other Noncurrent Liabilities	10.7	9.1	10.2

Total Noncurrent Liabilities	112.6	121.4	111.7

TOTAL	$717.9	$722.3	$725.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net Income	$6.5	$9.1
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	7.1	6.3
Deferred Tax Provision	(5.2)	(1.8)
Changes in Current Assets and Liabilities:
Accounts Receivable	(6.8)	(12.2)
Accrued Revenue	16.6	9.4
Gas Inventory	7.7	22.9
Accounts Payable	(7.3)	1.4
All other Current Assets and Liabilities	6.8	(1.4)
Other, net	(1.1)	(1.9)

Cash Provided by Operating Activities	24.3	31.8

Investing Activities:
Property, Plant and Equipment Additions	(10.3)	(18.0)

Cash (Used in) Investing Activities	(10.3)	(18.0)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt	(45.2)	13.6
Proceeds from Issuance of Long-Term Debt	40.0	—
Net Decrease in Gas Inventory Financing	(3.8)	(26.8)
Dividends Paid	(3.8)	(2.8)
Proceeds from Issuance of Common Stock, net	0.2	5.4
Other, net	(0.3)	(0.2)

Cash (Used in) Financing Activities	(12.9)	(10.8)

Net Increase in Cash	1.1	3.0
Cash at Beginning of Period	7.7	11.5

Cash at End of Period	$8.8	$14.5

Supplemental Cash Flow Information:
Interest Paid	$2.0	$2.6
Income Taxes Paid	1.0	—

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

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (NiSource) pursuant to the Stock Purchase agreement dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil (the “Acquisitions”). The final purchase price allocation is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 10, 2010.

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

Granite State is a natural gas transportation pipeline, operating 87 miles of underground gas transmission pipeline primarily located in Maine, New Hampshire and Massachusetts. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third –party marketers.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of

Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC) on February 10, 2010, for a description of the Company’s Basis of Presentation.

As a result of the issuance of new common shares, discussed below, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the stock issuance is fully reflected in both reporting periods. Also, the Company’s results are expected to reflect the seasonal nature of the acquired natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Accounting Codification – In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (SFAS No. 168). SFAS No. 168 was effective for financial statements for interim and annual periods ending after September 15, 2009. The Company has adopted SFAS No. 168 and therefore all references by the Company to authoritative accounting principles recognized by the FASB reflect the FASB Codification.

Derivatives – The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to the associated delivery month. Any gains or losses on the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses as regulatory liabilities or assets, recognizes such gains or losses in Purchased Gas and these gains and losses are passed through to customers through rate reconciling mechanisms.

As of March 31, 2010 and December 31, 2009, the Company had 1.2 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program. The following table provides information on the hedging instruments.

Natural Gas Futures Contracts ($millions)

	As of March 31, 2010	As of December 31, 2009
Balance Sheet Location	Current and Noncurrent Liabilities	Current and Noncurrent Liabilities

Fair Value	$1.9	$2.3

Amount of Gain (Loss) Recognized in Regulatory Asset / Liability for Derivatives (1)	$(3.1)	$(2.9)

For the Three Months Ended March 31, 2010

Location of Gain (Loss) Reclassified from Regulatory Asset / Liability into Consolidated Statement of Earnings	Purchased Gas

Amount of Gain (Loss) Reclassified from Regulatory Asset / Liability into Consolidated Statement of Earnings	$(2.3)

(1)

Includes approximately $1.2 million of loss on contracts designated for April 2010 that were physically sold in March 2010 and the impact on the Consolidated Balance Sheet has been deferred until April 2010 when the natural gas is used.

Subsequent Events – On April 15, 2010 Unitil Energy filed a proposed base rate increase of $10.1 million which represents an increase of 6.5 percent above present rates. Unitil Energy requested temporary rates to be effective July 1, 2010. In addition, Unitil Energy requested adjustments for a Rate Year Step Adjustment, a Large Capital Project Step Adjustment and a long-term rate plan establishing step adjustments associated with the Company’s Reliability Enhancement Plan and Vegetation Management Plan. A decision from the NHPUC on Unitil Energy’s rate increase request may take up to one year.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Reclassifications – Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation.

Recently Issued Pronouncements – There are no recently issued pronouncements that the Company has not already adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/25/10	05/14/10	04/30/10	$ 0.345
01/14/10	02/16/10	02/02/10	$ 0.345
09/23/09	11/16/09	11/2/09	$ 0.345
06/18/09	08/14/09	07/31/09	$ 0.345
03/26/09	05/15/09	05/01/09	$ 0.345
01/15/09	02/16/09	02/02/09	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol, “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 10,859,442, 8,105,540 and 10,836,759 of common shares outstanding at March 31, 2010, March 31, 2009 and December 31, 2009, respectively.

Unitil Corporation Common Stock Offering – Between December 2008 and June 2009, the Company sold 4,970,000 shares of its common stock at a price of $20.00 per share in registered public offerings. The Company used the net proceeds of $93.1 million from these offerings primarily to complete the acquisition of Northern Utilities and Granite State. Please see Note 3 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 10, 2010 for additional information.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2010, the Company sold 10,328 shares of its Common Stock, at an average price of $21.78 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $225,000 were used to reduce short-term borrowings.

During the first quarter of 2009, the Company sold 11,663 shares of its Common Stock, at an average price of $20.29 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $237,000 were used to reduce short-term borrowings.

Restricted Stock Plan – The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 5, 2010, 12,520 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $262,920. There were 42,000 and 49,053 non-vested shares under the Plan as of March 31, 2010 and 2009, respectively. The weighted average grant date fair value of these shares was $22.13 and $23.06, respectively. The compensation expense associated with the issuance of shares under the Plan is being recognized over the vesting period and was $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was approximately $1.1 million of total unrecognized compensation cost under the Plan which is expected to be recognized over approximately 2.9 years. There were 165 restricted shares forfeited under the Plan during the three months ended March 31, 2010. There were no cancellations under the Plan during the three months ended March 31, 2010.

Preferred Stock

Details on preferred stock at March 31, 2010, March 31, 2009 and December 31, 2009 are shown below:

(Amounts in Millions)

	March 31,		December 31,
	2010	2009	2009
Preferred Stock
UES Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
FG&E Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at March 31, 2010, March 31, 2009 and December 31, 2009 are shown below ($ Millions):

	March 31,		December 31,
	2010	2009	2009
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	—	—
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	—	—
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	4.1	4.6	4.3

Total Long-Term Debt	289.1	249.6	249.3
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$288.7	$249.2	$248.9

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2010 is estimated to be approximately $310 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

On March 2, 2010, UES completed the sale of $15 million of First Mortgage Bonds through a private placement to institutional investors. The First Mortgage Bonds have a maturity of ten years and a coupon rate of 5.24%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

On March 2, 2010, Northern Utilities completed the sale of $25 million of Senior Unsecured Notes through a private placement to institutional investors. The Senior Unsecured Notes have a maturity of ten years and a coupon rate of 5.29%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

Credit Arrangements

At March 31, 2010, the Company had $19.3 million in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit long-term debt to exceed 65% of capitalization at the end of each fiscal quarter. As of March 31, 2010, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 13, 2009, the Company entered into an amendment to its 364-day revolving credit facility with Bank of America, as administrative agent, and a syndicate of lenders. The Company originally entered into the facility on November 26, 2008. The amendment increases the maximum borrowings under the facility from $60 million to $80 million.

Northern enters into asset management agreements under which Northern releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.2 million and $5.0 million outstanding at March 31, 2010 and March 31, 2009, respectively, related to these asset management agreements.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2010 there are $39.2 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2010. Of this amount, $12.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage Agreement discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $4.1 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite State notes due 2018. As of March 31, 2010, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. This guarantee will terminate if Granite State reorganizes and merges with and into Northern Utilities.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2010 and March 31, 2009:

Three Months Ended March 31, 2010 (Millions)	Electric	Gas	Other	Non-Regulated	Total
Revenues	$50.8	$61.1	$—	$1.1	$113.0
Segment Profit	1.3	4.6	0.2	0.4	6.5
Identifiable Segment Assets	357.3	348.5	7.9	4.2	717.9
Capital Expenditures	6.9	2.8	0.6	—	10.3

Three Months Ended March 31, 2009 (Millions)
Revenues	$62.1	$72.4	$—	$1.1	$135.6
Segment Profit (Loss)	1.5	7.6	(0.4)	0.4	9.1
Identifiable Segment Assets	355.5	354.8	10.2	1.8	722.3
Capital Expenditures	13.3	4.6	0.1	—	18.0

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2009 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 10, 2010.

Legal Proceedings

A putative class action Complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009 an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in the fall of 2010. The Company continues to believe the suit is without merit, and will defend itself vigorously.

Regulatory Matters

Unitil Energy Rate Case Filing – On April 15, 2010 Unitil Energy filed a proposed base rate increase of $10.1 million which represents an increase of 6.5 percent above present rates. Unitil Energy requested temporary rates to be effective July 1, 2010. In addition, Unitil Energy requested adjustments for a Rate Year Step Adjustment, a Large Capital Project Step Adjustment and a long-term rate plan establishing step adjustments associated with the Company’s Reliability Enhancement Plan and Vegetation Management Plan. A decision from the NHPUC on Unitil Energy’s rate increase request may take up to one year.

Major Ice Storm – On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region. The Company spent approximately $23 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.3 million related to capital construction and $15.0 million, including carrying charges, which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

The MDPU conducted an investigation of Fitchburg’s preparation for and response to the December 2008 Ice Storm during the first half of 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service. As a result, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices, and also directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. On April 20, 2010 the Company issued Requests for Proposals to perform the independent management audit in accordance with the schedule set by the MDPU. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

On July 28, 2009, Fitchburg filed with the MDPU a petition for approval to defer and record as a regulatory asset approximately $11.5 million of costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. On December 30, 2009, the MDPU approved the request. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. As of March 31, 2010, March 31, 2009 and December 31, 2009, Fitchburg has deferred approximately $12.6 million, $0.4 million and $12.3 million of costs, respectively, including carrying charges, associated with the repair of its electric distribution system for future recovery in rates.

On August 26, 2009, Unitil Energy filed a petition with the NHPUC requesting an accounting order authorizing Unitil Energy to record as a regulatory asset approximately $2 million in expenses associated with network damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s next base rate case. On November 9, 2009, the NHPUC granted the requested accounting order, clarifying that such issues as the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are issues that will be deferred to Unitil Energy’s next rate case. As of March 31, 2010, March 31, 2009 and December 31, 2009, Unitil Energy has deferred approximately $2.4 million, $0.2 million and $2.3 million of costs, respectively, including carrying charges, associated with the repair of its electric distribution system for future recovery in rates.

On December 3, 2009, the NHPUC issued its final report regarding its review of the December 2008 Ice Storm. The report stated that the NHPUC will commence an adjudicative proceeding to examine the reasonableness of Unitil’s response to the December 2008 Ice Storm. On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. This matter remains pending.

Fitchburg – Electric Division – On November 25, 2009, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery is proposed through a Transition Charge Surcharge of $0.00400 per kWh. Changes to the Pension/PBOP Adjustment and Residential Assistance Adjustment Factor were proposed in other proceedings. The rates were approved effective January 1, 2010, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order approving Fitchburg’s 2008 Annual Reconciliation Filing was issued on April 12, 2010.

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

Fitchburg – Gas Operations – On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed the gas procurement Order to the Massachusetts Supreme Judicial Court. Fitchburg believes that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. This appeal remains pending before the Massachusetts Supreme Judicial Court. Immediately after the MDPU opened its investigation of this matter in March 2009, Fitchburg ceased making the gas procurement purchases in question and filed a request with the MDPU for approval of a gas procurement plan for future gas purchases. This matter remains pending before the MDPU.

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

Fitchburg – Other – On June 22, 2007, the MDPU opened an inquiry into revenue decoupling for gas and electric distribution utilities, generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales. Revenue decoupling is intended to remove the disincentive a utility has to promote efforts to reduce energy consumption by its customers or to facilitate installation of distributed generation to displace electricity delivered by the utility. On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for decoupling to be adopted by gas and electric distribution utilities on a going-forward basis, including company-specific rate cases. Lost base revenue recovery associated with incremental energy efficiency savings will be allowed through 2012 consistent with the MDPU’s expectation that, with limited exceptions, distribution companies will be operating under decoupling plans by year-end 2012.

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

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, and special tariffs to allow the net metering of customer-owned renewable generation. Three year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. Proposals to purchase long-term contracts for renewable energy are under review in a separately designated docket.

Unitil Energy – Other – In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources. This matter remains pending before the NHPUC.

On February 25, 2010, a significant wind storm struck portions of the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including approximately 85% of the Company’s customers. Unitil Energy was able to restore power to 96% percent of its customers by day three, and its final customers, including those with individual service problems, were restored by day four. As a result of this storm, the Company estimates that it has spent approximately $9.0 million for the repair and replacement of electric distribution systems damaged during the storm. Unitil Energy, in its base rate case filing discussed above, has requested recovery in rates for the costs associated with the emergency repair of its electric distribution system for damage caused by this storm. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in the base rate case proceeding. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

Northern Utilities – On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (“NOPVs”) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern’s distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at March 31, 2010 was $2.3 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in the Portland and Westbrook service areas. Northern Utilities has filed a proposed accelerated replacement program for the MPUC’s consideration. A final decision on this matter is expected by year-end.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2009 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 10, 2010.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2010, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included on the Company’s Consolidated Balance Sheet at March 31, 2010, March 31, 2009 and December 31, 2009 are non-current accrued liabilities totaling $12.0 million, $10.8 million and $12.0 million, respectively, related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Also included on the Company’s Consolidated Balance Sheet at March 31, 2010, March 31, 2009 and December 31, 2009 are current and non-current accrued liabilities totaling $2.5 million, $2.4 million and $2.5 million, respectively, associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process.

NOTE 8: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 9 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 10, 2010 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2010	2009
Used to Determine Plan Costs
Discount Rate	5.75%	6.25%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2010	2009	2010	2009	2010	2009
Service Cost	$652	$571	$367	$357	$71	$54
Interest Cost	1,114	1,073	504	578	57	45
Expected Return on Plan Assets	(1,045)	(1,108)	(150)	(89)	—	—
Prior Service Cost Amortization	63	66	395	428	1	—
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	601	399	—	—	33	18

Sub-total	1,385	1,001	1,121	1,279	162	117
Amounts Capitalized and Deferred	(622)	(282)	(350)	(358)	—	—

Net Periodic Benefit Cost Recognized	$763	$719	$771	$921	$162	$117

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

As of March 31, 2010, the Company had made $13,000 of contributions to the SERP Plan in 2010. The Company presently anticipates contributing $3.5 million to the PBOP Plan and an additional $40,000 to the SERP Plan in 2010.

NOTE 9: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2009 and for the current interim reporting period ended March 31, 2010 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2006; December 31, 2007; and December 31, 2008. Income tax filings for the year ended December 31, 2009 have been extended until September 15, 2010. In its Federal Income Tax return filings for the year ended December 31, 2008, the Company recognized net operating loss (NOL) carrybacks against its Federal Income Tax returns for the years ended December 31, 2006 and 2007 in the amounts of $5.0 million and $6.7 million, respectively. These NOL carrybacks resulted in a refund to the Company of $4.0 million which was received in November 2009. According to Internal Revenue Code rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the Internal Revenue Service (IRS) and attorneys of the Joint Committee. As a result, on December 30, 2009, the Company received notice that its Federal Income Tax return filings for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 are under examination by the IRS. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2009 as filed with the SEC on February 10, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2010.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 26, 2009, the Company periodically repurchased shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. There was no pool or maximum number of shares related to these purchases; however, the trading plan automatically terminated when $83,000 in value of shares were purchased so that, as of March 31, 2010, the value of shares that may yet be purchased under that trading plan was $0.

The Company adopted a new written trading plan under Rule 10b5-1 under the Exchange Act on March 25, 2010, covering the period March 25, 2010 through March 25, 2011. The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $80,700 in value of shares have been purchased or, if sooner, on March 25, 2011.

The Company’s repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
1/1/10 – 1/31/10	—	—	—
2/1/10 – 2/28/10	—	—	—
3/1/10 – 3/31/10	139	$22.24	139

Total	139	$22.24	139

Item 5.	Other Information

On April 27, 2010, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2010. The press release is furnished with the Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2010 Announcing Earnings For the Quarter Ended March 31, 2010.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 27, 2010	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 27, 2010	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2010 Announcing Earnings For the Quarter Ended March 31, 2010.	Filed herewith