Form 10-Q
period 2010-06-30
UNITIL CORP
filed 2010-07-27
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2010

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2010
Common Stock, No par value	10,870,981 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, Inc. (Northern Utilities), a natural gas distribution utility serving customers in New Hampshire and Maine, from Bay State Gas Company and (ii) all of the outstanding capital stock of Granite State Gas Transmission, Inc. (Granite), an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (the Acquisition).

Unitil’s principal business is the local distribution of electricity and natural gas throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

i)	Unitil Energy Systems, Inc. (Unitil Energy), which provides electric service in southeastern seacoast and state capital regions of New Hampshire;

ii)	Fitchburg Gas and Electric Light Company (Fitchburg), which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts; and

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

In addition, Unitil is the parent company of Granite, a natural gas transmission pipeline, regulated by the FERC, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite provides Northern Utilities with interconnection to three major natural gas pipelines and access to pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies and, combined with Granite, had an investment in Net Utility Plant of $456.6 million at June 30, 2010. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources Inc., a wholly-owned subsidiary of Unitil. Usource provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

RATES AND REGULATION

Base Rate Cases:

On April 15, 2010, Unitil Energy filed a proposed annual base rate increase of $10.1 million with the New Hampshire Public Utilities Commission (NHPUC), which represents an increase of 6.5 percent above present rates. Unitil Energy’s filing also included a long-term rate plan establishing base rate step adjustments associated with future planned capital additions and targeted reliability enhancement and vegetation management programs. In its rate filing, Unitil Energy requested that rates initially be set at a lower level on a temporary basis.

On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy. The order provides for a temporary rate increase of $5.2 million (annual) effective July 1, 2010 which will be collected by applying a uniform per kilowatt-hour (kWh) surcharge of $0.00438 to each of Unitil Energy’s current rate schedules. Of the $5.2 million rate increase, $500,000 of the increase is intended to permit Unitil Energy to annually recover expenses incurred during the December 2008 ice storm and another $500,000 of the increase is intended to fund higher planned vegetation management program expenditures. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered, July 1, 2010. Final review and approval by the NHPUC of Unitil Energy’s permanent base rate increase request is currently scheduled to be completed by February 2011.

On June 29, 2010, Granite filed a proposed base transportation rate increase with the FERC, which is Granite’s first filing for a rate change since its last general rate case in 1997. If approved as filed, the rate increase would provide for an increase of approximately $3 million in revenue on an annual basis. The rate case filing reflects a rate base of $18.3 million which includes $4.2 million of capital additions to be made through the end of 2010.

In addition to its request for new base transportation rates, Granite, in its rate case filing, is seeking approval to implement a capital cost surcharge that would allow Granite to implement a rate surcharge annually to recover projected capital expenditures of approximately $12.7 million during the three-year time period 2011-2013. Granite expects the FERC regulatory process to result in an effective date of January 1, 2011 for the requested rate increase.

Additionally, Fitchburg and Northern Utilities are currently preparing base rate cases and anticipate filing them with their respective regulatory commissions within the next year.

Other:

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 in regards to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, in regards to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC). Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2010 and June 30, 2009 and should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Between December 2008 and June 2009 the Company issued 5.0 million common shares to complete the Acquisition. As a result of the Acquisition and the issuance of new common shares, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the Acquisition and stock issuance is fully reflected in both reporting periods. Also, the Company’s results are expected to reflect the seasonal nature of the acquired natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Earnings Overview

The Company’s Earnings (Loss) Applicable to Common Shareholders was a net loss of ($2.1) million for the second quarter of 2010, compared to earnings of $0.2 million for the second quarter of 2009. For the six months ended June 30, 2010, the Company reported net income of $4.4 million compared to $9.3 million for the same period of 2009. Results for the second quarter were driven primarily by higher depreciation and interest expense and lower gas sales margins due to warmer regional temperatures.

Earnings (loss) per common share (EPS) were ($0.19) and $0.41 for the three and six month periods ended June 30, 2010 compared with $0.03 and $1.10 for the same periods of 2009. The Company’s results of operations for 2010 are not directly comparable with 2009 due to the issuance of 5.0 million common shares between December 2008 and June 2009 to complete the financing of the Company’s acquisition of Northern Utilities and Granite.

Natural gas sales margin decreased $2.4 million and $3.8 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Total natural gas therm sales were 5.1% and 6.0% lower in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Lower gas therm sales in the Company’s utility service territories reflect the effect of warmer temperatures in 2010, where there were approximately 22% and 12% fewer Heating Degree Days in the three and six month periods, respectively, compared to the prior year.

Electric sales margin increased $0.4 million and $0.1 million in the three and six months ended June 30, 2010 compared to the same periods in 2009, reflecting higher electric kilowatt-hour (kWh) sales. Total kWh sales increased 5.3% and 1.5% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 reflecting increased sales to all customer groups.

O&M expenses decreased $0.4 million and increased $1.4 million for the three and six months ended June 30, 2010, respectively, compared to 2009. The changes in O&M reflect higher utility operating costs and lower professional fees. The increases in utility operating expenses reflect the full integration of Northern Utilities and Granite into the Company’s consolidated operating results.

Depreciation and Amortization expense increased $0.7 million and $1.5 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 reflecting normal utility plant additions.

Interest Expense, Net increased $0.8 million and $0.3 million in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. In March 2010, Unitil Energy and Northern Utilities collectively issued $40 million of long-term debt which is contributing to the higher interest expense in the three and six month periods. Furthermore, net interest expense in 2010 reflects the permanent financing of Northern Utilities and Granite, which was completed in the second quarter of 2009.

Provisions for Federal and State Income Taxes decreased by $2.5 million due to lower pre-tax income in 2010 compared to 2009.

All other items increased $0.3 million and $0.5 million in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009, primarily reflecting higher property and payroll taxes.

Usource, our non-regulated energy brokering business, recorded revenues of $1.1 million and $2.2 million in the three and six month periods ended June 30, 2010, respectively, which were flat compared to the same periods of 2009. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Additionally, EPS in the three and six months ended June 30, 2010 reflect a higher number of average shares outstanding year over year, as discussed above.

In 2009, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2010, March, 2010 and June 2010 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2010 and a period-to-period comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales – Total therm sales of natural gas decreased 5.1% and 6.0% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Lower gas therm sales in the Company’s utility service territories reflect the effect of warmer temperatures in 2010, where there were approximately 22% and 12% fewer Heating Degree Days in the three and six month periods, respectively, compared to the prior year.

The following table details total firm therm sales for the three and six months ended June 30, 2010 and 2009, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Residential	6.6	6.9	(0.3)	(4.3%)	24.4	26.2	(1.8)	(6.9%)
Commercial / Industrial	27.0	28.5	(1.5)	(5.3%)	81.6	86.6	(5.0)	(5.8%)

Total	33.6	35.4	(1.8)	(5.1%)	106.0	112.8	(6.8)	(6.0%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2010 and 2009:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$10.0	$9.6	$0.4	1.7%	$35.8	$40.0	$(4.2)	(4.4%)
Commercial / Industrial	13.7	13.8	(0.1)	(0.4%)	49.0	55.8	(6.8)	(7.1%)

Total Gas Operating Revenue	$23.7	$23.4	$0.3	1.3%	$84.8	$95.8	$(11.0)	(11.5%)

Cost of Gas Sales:
Purchased Gas	$14.3	$11.8	$2.5	10.7%	$52.6	$60.2	$(7.6)	(7.9%)
Conservation & Load Management	0.8	0.6	0.2	0.9%	1.6	1.2	0.4	0.4%

Gas Sales Margin	$8.6	$11.0	$(2.4)	(10.3%)	$30.6	$34.4	$(3.8)	(4.0%)

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $0.3 million, or 1.3%, and decreased $11.0 million, or 11.5%, in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Total Gas Operating Revenues include the recovery of the approved cost of gas sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the second quarter of 2010 reflects higher Purchased Gas revenues of $2.5 million and higher C&LM revenues of $0.2 million, partially offset by lower gas sales margin of $2.4 million. The decrease in Total Gas Operating Revenues in the first six months of 2010 reflects lower Purchased Gas revenues of $7.6 million and lower gas sales margin of $3.8 million, partially offset by higher C&LM revenues of $0.4 million.

The Purchased Gas and C&LM components of Gas Operating Revenues increased a combined $2.7 million, or 11.6%, of Total Gas Operating Revenue and decreased a combined $7.2 million, or 7.5%, of Total Gas Operating Revenue in the three and six month periods ended June 30, 2010 compared to the same periods in 2009. The increase in the second quarter of 2010 is due to higher natural gas commodity costs, increased spending on energy efficiency and conservation programs, partially offset by lower natural gas sales. Also, Purchased Gas in the second quarter of 2010 reflects an adjustment of $0.8 million due to the recognition, for consistency purposes, of commodity-related bad debt expense previously recorded in O&M expense in the first quarter of 2010. The decrease in the six month period of 2010 primarily reflects lower sales of natural gas, partially offset by increased spending on energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin decreased $2.4 million and $3.8 million in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in the three month period principally reflects lower sales of natural gas, which reflect the effect of warmer temperatures, of approximately $0.5 million, lower estimated unbilled revenue in the current period of $1.1 million and the recognition of commodity-related bad debt, discussed above, of $0.8 million. The decrease in the six month period principally reflects lower sales of natural gas, which reflect the effect of the milder winter heating season, of approximately $2.1 million and lower estimated unbilled revenue in the current period of $1.7 million.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Total electric kilowatt-hour (kWh) sales increased 5.3% and 1.5% in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009 reflecting increased sales to all customer groups.

The following table details total kWh sales for the three and six months ended June 30, 2010 and 2009 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	% Change	2010	2009	Change	% Change
Residential	148.3	141.1	7.2	5.1%	326.0	321.7	4.3	1.3%
Commercial/Industrial	245.8	233.2	12.6	5.4%	483.3	475.3	8.0	1.7%

Total	394.1	374.3	19.8	5.3%	809.3	797.0	12.3	1.5%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2010 and 2009:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change(1)	2010	2009	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$23.8	$23.3	$0.5	1.1%	$51.9	$56.4	$(4.5)	(4.1%)
Commercial/Industrial	22.8	23.7	(0.9)	(1.9%)	45.5	52.7	(7.2)	(6.6%)

Total Electric Operating Revenue	$46.6	$47.0	$(0.4)	(0.8%)	$97.4	$109.1	$(11.7)	(10.7%)

Cost of Electric Sales:
Purchased Electricity	$31.7	$33.4	$(1.7)	(3.6%)	$67.5	$80.6	$(13.1)	(12.0%)
Conservation & Load Management	1.7	0.8	0.9	1.9%	2.6	1.3	1.3	1.2%

Electric Sales Margin	$13.2	$12.8	$0.4	0.9%	$27.3	$27.2	$0.1	0.1%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenue, decreased by $0.4 million, or 0.8%, and $11.7 million, or 10.7%, in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Total Electric Operating Revenues include the recovery of the approved cost of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the second quarter of 2010 reflects lower Purchased Electricity revenues of $1.7 million, partially offset by higher C&LM revenues of $0.9 million and higher electric sales margin of $0.4 million. The decrease in Total Electric Operating Revenues in the first six months of 2010 reflects lower Purchased Electricity revenues of $13.1 million, partially offset by higher C&LM revenues of $1.3 million and higher electric sales margin of $0.1 million.

The Purchased Electricity and C&LM components of Total Electric Operating Revenues decreased a combined $0.8 million, or 1.7%, and $11.8 million, or 10.8%, of Total Electric Operating Revenues in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases primarily reflect an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher spending on energy efficiency and conservation programs and increased sales. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $0.4 million and $0.1 million in the three and six months ended June 30, 2010 compared to the same periods in 2009, reflecting higher electric kWh sales, as discussed above.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2010 and 2009:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Other	$1.1	$1.1	$—	—	$2.2	$2.2	$—	—

Total Other Revenue	$1.1	$1.1	$—	—	$2.2	$2.2	$—	—

Total Other Revenue was on par in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. Other Revenues represents revenues from the Company’s non-regulated energy brokering business, Usource.

Operating Expenses

Purchased Gas – Purchased Gas expenses include the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $2.5 million, or 21.2%, and decreased $7.6 million, or 12.6%, in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in the second quarter of 2010 is due to higher natural gas commodity costs partially offset by lower sales of natural gas. Also, Purchased Gas in the second quarter of 2010 reflects an adjustment of $0.8 million due to the recognition, for consistency purposes, of commodity-related bad debt expense previously recorded in O&M expense in the first quarter of 2010. The decrease in the six month period of 2010 primarily reflects lower sales of natural gas. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Purchased Electricity – Purchased Electricity expenses include the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $1.7 million, or 5.1%, and $13.1 million, or 16.3%, in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases primarily reflect an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity costs, partially offset by increased sales. The Company recovers the approved costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses decreased $0.4 million, or 3.3%, and increased $1.4 million, or 6.3%, for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The changes in O&M reflect higher utility operating costs and lower professional fees. Utility operating costs primarily consist of compensation and benefit costs, utility distribution and transmission system maintenance costs, bad debt expenses, office expenses and insurance costs. The increases in utility operating expenses reflect the full integration of Northern Utilities and Granite into the Company’s consolidated operating results.

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

Total C&LM expenses increased $1.1 million, or 78.6% and $1.7 million, or 68.0%, in the three and six month periods ended June 30, 2010 compared to the same periods in 2009. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.7 million, or 10.9%, and $1.5 million, or 11.8% in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. These increases reflect higher depreciation on normal utility plant additions.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.3 million and $0.4 million in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. These increases reflect higher local property tax rates on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes were lower by $1.1 million and $2.5 million in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 reflecting lower pre-tax earnings in the current periods.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses were on par in the three month period ended June 30, 2010 compared to the same period in 2009 and increased by $0.1 million in the six month period ended June 30, 2010 compared to the same period in 2009.

Interest Expense, Net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Interest Expense
Long-term Debt	$5.1	$4.5	$0.6	$9.8	$9.1	$0.7
Short-term Debt	0.3	0.6	(0.3)	0.8	1.1	(0.3)
Regulatory Liabilities	0.1	0.1	—	0.2	0.1	0.1

Subtotal Interest Expense	5.5	5.2	0.3	10.8	10.3	0.5

Interest (Income)
Regulatory Assets	(0.9)	(0.6)	(0.3)	(1.7)	(1.3)	(0.4)
AFUDC(1) and Other	(0.1)	(0.9)	0.8	(0.3)	(0.5)	0.2

Subtotal Interest (Income)	(1.0)	(1.5)	0.5	(2.0)	(1.8)	(0.2)

Total Interest Expense, Net	$4.5	$3.7	$0.8	$8.8	$8.5	$0.3

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.8 million and $0.3 million in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. In March 2010, Unitil Energy and Northern Utilities collectively issued $40 million of long-term debt which is contributing to the higher interest expense in the three and six month periods. Furthermore, net interest expense in 2010 reflects the permanent financing of Northern Utilities and Granite, which was completed in the second quarter of 2009.

On March 2, 2010, Unitil Energy completed the sale of $15 million of First Mortgage Bonds through a private placement to institutional investors. The First Mortgage Bonds have a maturity of ten years and a coupon rate of 5.24%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

On March 2, 2010, Northern Utilities completed the sale of $25 million of Senior Unsecured Notes through a private placement to institutional investors. The Senior Unsecured Notes have a maturity of ten years and a coupon rate of 5.29%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent and future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally-generated funds through bank borrowings, as needed, under its unsecured short-term bank credit facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows.

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

At June 30, 2010, the Company had $24.6 million in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including certain financial covenants. As of June 30, 2010, the Company was in compliance with the financial covenants contained in the revolving credit facility.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.5 million, $3.1 million and $10.0 million outstanding at June 30, 2010, June 30, 2009 and December 31, 2009, respectively, related to these asset management agreements.

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2010 there are $40.8 million of guarantees outstanding and the longest of these guarantees extends through October 31, 2011. Of this amount, $12.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage Agreement discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of June 30, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $4.0 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite notes due 2018. As of June 30, 2010, the principal amount outstanding for the 7.15% Granite notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2010 compared to the same period in 2009.

	Six Months Ended June 30,
	2010	2009
Cash Provided by Operating Activities	$27.0	$53.5

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $27.0 million in the first six months of 2010 compared to $53.5 million in the same period of 2009. In the first six months of 2010 as compared to the first six months of 2009, net sources of cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes decreased by $6.1 million, changes in current assets and liabilities decreased $19.9 million, and changes in all other Operating Activities decreased $0.5 million. The $19.9 million decrease in changes in current assets and liabilities primarily resulted from a decrease in gas inventory of $19.9 million driven by changes in natural gas prices. The Company finances its gas inventory requirements with asset management agreements (see Credit Arrangements in Note 4).

	Six Months Ended June 30,
	2010	2009
Cash (Used in) Investing Activities	$(19.2)	$(32.2)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was ($19.2) million for the six months ended June 30, 2010 compared to ($32.2) million for the same period in 2009. The Company recorded ($1.3) million of the total expenditures related to the February 2010 wind storm as capital spending and the remaining ($5.9) of expenditures have been deferred as a regulatory asset for future recovery in rates. Capital spending in the same period of 2009 included ($7.5) million related to the December 2008 ice storm and ($6.1) million of acquisition costs related to the acquisition of Northern Utilities and Granite. All other capital spending in the first six months of 2010 was ($17.9) million compared to ($18.6) million in the same period of 2009. Capital expenditures are projected to be approximately ($64.0) million in 2010 and ($60.0) million in 2011, reflecting normal electric and gas utility system additions.

	Six Months Ended June 30,
	2010	2009
Cash (Used in) Financing Activities	$(9.2)	$(22.5)

Cash Provided by (Used in) Financing Activities – Cash Provided by (Used in) Financing Activities was ($9.2) million in the six months ended June 30, 2010 compared to ($22.5) million for the same period in 2009. In March 2010, Unitil Energy and Northern Utilities closed long-term debt financings of $15.0 million and $25.0 million, respectively. The net proceeds of these financings were used to refinance short-term borrowings. Short-term borrowings were reduced by ($39.9) million in the first six months of 2010. Other uses of cash include ($7.6) million for quarterly dividend payments and ($1.6) million related to gas inventory financing. Proceeds from issuances of common stock provided a source of cash of $0.5 million, and all other uses of cash were ($0.3) million.

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

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)

	June 30,		December 31,
	2010	2009	2009
Energy Supply Contract Obligations	$27.8	$42.8	$34.7
Deferred Restructuring Costs	26.9	27.5	28.3
Generation-related Assets	—	0.4	—

Subtotal – Restructuring Related Items	54.7	70.7	63.0
Retirement Benefit Obligations	43.7	46.2	43.7
Income Taxes	13.3	15.3	14.5
Environmental Obligations	21.2	21.9	22.7
Deferred Storm Charges	21.7	12.5	14.6
Other	8.7	10.4	7.9

Total Regulatory Assets	$163.3	$177.0	$166.4
Less: Current Portion of Regulatory Assets(1)	16.6	24.0	21.9

Regulatory Assets – noncurrent	$146.7	$153.0	$144.5

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2010, the Company and its subsidiaries had 431 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2010, 147 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012, May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to successfully negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2010 and June 30, 2009 were 2.33% and 4.28%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2010 and June 30, 2009 were 2.28% and 4.53%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Gas	$23.7	$23.4	$84.8	$95.8
Electric	46.6	47.0	97.4	109.1
Other	1.1	1.1	2.2	2.2

Total Operating Revenues	71.4	71.5	184.4	207.1

Operating Expenses
Purchased Gas	14.3	11.8	52.6	60.2
Purchased Electricity	31.7	33.4	67.5	80.6
Operation and Maintenance	11.6	12.0	23.8	22.4
Conservation & Load Management	2.5	1.4	4.2	2.5
Depreciation and Amortization	7.1	6.4	14.2	12.7
Provisions (Benefit) for Taxes:
Local Property and Other	2.5	2.2	5.6	5.2
Federal and State Income	(1.0)	0.1	2.9	5.4

Total Operating Expenses	68.7	67.3	170.8	189.0

Operating Income	2.7	4.2	13.6	18.1
Non-Operating Expenses (Income)	0.2	0.2	0.3	0.2

Income Before Interest Expense	2.5	4.0	13.3	17.9
Interest Expense, Net	4.5	3.7	8.8	8.5

Net Income (Loss)	(2.0)	0.3	4.5	9.4
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$(2.1)	$0.2	$4.4	$9.3

Weighted Average Common Shares Outstanding – Basic (000’s)	10,820	9,014	10,810	8,516
Weighted Average Common Shares Outstanding – Diluted (000’s)	10,820	9,014	10,811	8,516
Earnings Per Common Share (Basic and Diluted)	$(0.19)	$0.03	$0.41	$1.10
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2010	2009	2009
ASSETS:

Utility Plant:
Electric	$310.7	$294.1	$302.3
Gas	330.2	314.5	325.5
Common	29.7	27.8	28.9
Construction Work in Progress	29.0	13.4	26.0

Total Utility Plant	699.6	649.8	682.7
Less: Accumulated Depreciation	243.0	223.0	233.0

Net Utility Plant	456.6	426.8	449.7

Current Assets:
Cash	6.3	10.3	7.7
Accounts Receivable – Net of Allowance for Doubtful Accounts of $3.0, $2.8 and $2.5	27.9	30.9	33.5
Accrued Revenue	22.5	31.0	44.0
Gas Inventory	11.1	8.5	14.3
Materials and Supplies	3.4	3.0	2.6
Prepayments and Other	4.5	4.1	4.7

Total Current Assets	75.7	87.8	106.8

Noncurrent Assets:
Regulatory Assets	146.7	153.0	144.5
Other Noncurrent Assets	26.6	26.9	24.2

Total Noncurrent Assets	173.3	179.9	168.7

TOTAL	$705.6	$694.5	$725.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

	(UNAUDITED)
	June 30,		December 31,
	2010	2009	2009
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$187.0	$195.9	$193.1
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	288.6	249.1	248.9

Total Capitalization	477.6	447.0	444.0

Current Liabilities:
Long-Term Debt, Current Portion	0.4	0.4	0.4
Accounts Payable	16.7	19.1	25.1
Short-Term Debt	24.6	30.6	64.5
Energy Supply Contract Obligations	19.1	18.1	23.1
Other Current Liabilities	24.6	32.9	16.6

Total Current Liabilities	85.4	101.1	129.7

Deferred Income Taxes	33.6	29.8	39.8

Noncurrent Liabilities:
Energy Supply Contract Obligations	17.1	27.7	21.7
Retirement Benefit Obligations	67.3	71.1	65.5
Environmental Obligations	14.3	11.4	14.3
Other Noncurrent Liabilities	10.3	6.4	10.2

Total Noncurrent Liabilities	109.0	116.6	111.7

TOTAL	$705.6	$694.5	$725.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net Income	$4.5	$9.4
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	14.2	12.7
Deferred Tax Provision	(5.3)	(2.6)
Changes in Current Assets and Liabilities:
Accounts Receivable	5.6	8.8
Accrued Revenue	21.5	25.9
Gas Inventory	3.2	23.1
Accounts Payable	(8.4)	(9.4)
All other Current Assets and Liabilities	0.4	(6.2)
Deferred Regulatory and Other Charges	(5.1)	(12.2)
Other, net	(3.6)	4.0

Cash Provided by Operating Activities	27.0	53.5

Investing Activities:
Property, Plant and Equipment Additions	(19.2)	(26.1)
Acquisition Costs	—	(6.1)

Cash (Used in) Investing Activities	(19.2)	(32.2)

Financing Activities:
Repayment of Short-Term Debt	(39.9)	(43.5)
Proceeds From Issuance (Repayment of) Long-Term Debt, net	39.7	(0.2)
Net Decrease in Gas Inventory Financing	(1.6)	(28.7)
Dividends Paid	(7.6)	(5.6)
Proceeds from Issuance of Common Stock, net	0.5	56.2
Other, net	(0.3)	(0.7)

Cash (Used in) Financing Activities	(9.2)	(22.5)

Net Decrease in Cash	(1.4)	(1.2)
Cash at Beginning of Period	7.7	11.5

Cash at End of Period	$6.3	$10.3

Supplemental Cash Flow Information:
Interest Paid	$9.7	$9.7
Income Taxes Paid	$1.0	$0.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources). Usource, Inc. and Usource L.L.C. are subsidiaries of Unitil Resources.

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite, an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (NiSource) pursuant to the Stock Purchase agreement dated as of February 15, 2008 by and among NiSource, Bay State, and Unitil (the “Acquisitions”). The final purchase price allocation is disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on February 10, 2010.

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

Granite is a natural gas transportation pipeline, operating 87 miles of underground gas transmission pipeline primarily located in Maine, New Hampshire and Massachusetts. Granite provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third –party marketers.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31,

2009, as filed with the Securities and Exchange Commission (SEC) on February 10, 2010, for a description of the Company’s Basis of Presentation.

Between December 2008 and June 2009 the Company issued 5.0 million common shares to complete the Acquisition. As a result of the Acquisition and the issuance of new common shares, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the Acquisition and stock issuance is fully reflected in both reporting periods. Also, the Company’s results are expected to reflect the seasonal nature of the acquired natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

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

Derivatives – The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to the associated delivery month. Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Purchased Gas when the gains and losses are passed through to customers in accordance with rate reconciling mechanisms.

As of June 30, 2010 and December 31, 2009, the Company had 1.3 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

Liability Derivatives ($ millions)

The tables below show derivatives that are not designated as hedging instruments, under FASB ASC 815-20. As discussed above, the change in fair value related to these derivatives is recorded initially as a Regulatory Asset then reclassified to Purchased Gas in accordance with the recovery mechanism. The tables below include disclosure of the Regulatory Asset and reclassifications from the Regulatory Asset into Purchased Gas.

	As of
	June 30, 2010		June 30, 2009		December 31, 2009
Description	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Natural Gas Futures Contracts	Other Current Liabilities	$1.2	Other Current Liabilities	$5.5	Other Current Liabilities	$2.2

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.1	Other Noncurrent Liabilities	—	Other Noncurrent Liabilities	0.1

Total		$1.3		$5.5		$2.3

Regulatory Approved Hedging Programs	Amount of Loss Recognized in Regulatory Assets for Derivatives
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Natural Gas Futures Contracts	$1.0	$2.9

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Natural Gas Futures Contracts	$1.4	$5.6

Location of Loss Reclassified into the Consolidated Statements of Earnings from Regulatory Assets	Amount of Loss Reclassified into the Consolidated Statements of Earnings from Regulatory Assets(1)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Purchased Gas	$1.6	$3.9

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Purchased Gas	$2.8	$5.8

(1)	These amounts are offset in the Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation.

Recently Issued Pronouncements – There are no recently issued pronouncements that the Company has not already adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
06/17/10	08/16/10	08/02/10	$ 0.345
03/25/10	05/14/10	04/30/10	$ 0.345
01/14/10	02/16/10	02/02/10	$ 0.345

09/23/09	11/16/09	11/02/09	$ 0.345
06/18/09	08/14/09	07/31/09	$ 0.345
03/26/09	05/15/09	05/01/09	$ 0.345
01/15/09	02/16/09	02/02/09	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

On September 10, 2008, the Company’s shareholders, at a Special Meeting of Shareholders, approved an increase in the number of authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 8,000,000 shares to 16,000,000 shares in the aggregate. The Company had 10,869,603, 10,816,312 and 10,836,759 of common shares outstanding at June 30, 2010, June 30, 2009 and December 31, 2009, respectively.

Unitil Corporation Common Stock Offering – Between December 2008 and June 2009, the Company sold 4,970,000 shares of its common stock at a price of $20.00 per share in registered public offerings. The Company used the net proceeds of $93.1 million from these offerings primarily to complete the acquisition of Northern Utilities and Granite. Please see Note 3 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 10, 2010 for additional information.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2010, the Company sold 20,639 shares of its Common Stock, at an average price of $21.80 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $450,000 were used to reduce short-term borrowings.

During the first six months of 2009, the Company sold 22,435 shares of its Common Stock, at an average price of $20.72 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) plans. Net proceeds of approximately $465,000 were used to reduce short-term borrowings.

Restricted Stock Plan – The Company maintains a Restricted Stock Plan (the Plan) which has been ratified and approved by the Company’s shareholders. On February 5, 2010, 12,520 restricted shares were issued in conjunction with the Plan with an aggregate market value at the date of issuance of $262,920. There were 37,797 and 44,602 non-vested shares under the Plan as of June 30, 2010 and 2009, respectively. The weighted average grant date fair value of these shares was $22.03 and $22.98, respectively. The compensation expense associated with the issuance of shares under the Plan is being recognized over the vesting period and was $0.3 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was approximately $1.0 million of total unrecognized compensation cost under the Plan which is expected to be recognized over approximately 2.7 years. There were 315 restricted shares forfeited under the Plan during the six months ended June 30, 2010. There were no cancellations under the Plan during the six months ended June 30, 2010.

Preferred Stock

Details on preferred stock at June 30, 2010, June 30, 2009 and December 31, 2009 are shown below:

(Amounts in Millions)

	June 30,		December 31,
	2010	2009	2009
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at June 30, 2010, June 30, 2009 and December 31, 2009 are shown below ($ Millions):

	June 30,		December 31,
	2010	2009	2009
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	—	—
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	—	—
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	4.0	4.5	4.3

Total Long-Term Debt	289.0	249.5	249.3
Less: Current Portion	0.4	0.4	0.4

Total Long-term Debt, Less Current Portion	$288.6	$249.1	$248.9

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at June 30, 2010 is estimated to be approximately $311 million, before considering any costs, including prepayment costs, which generally require a “make-whole” payment, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

On March 2, 2010, Unitil Energy completed the sale of $15 million of First Mortgage Bonds through a private placement to institutional investors. The First Mortgage Bonds have a maturity of ten years and a coupon rate of

5.24%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

On March 2, 2010, Northern Utilities completed the sale of $25 million of Senior Unsecured Notes through a private placement to institutional investors. The Senior Unsecured Notes have a maturity of ten years and a coupon rate of 5.29%. The Company used the proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

Credit Arrangements

At June 30, 2010, the Company had $24.6 million in short-term debt outstanding through bank borrowings under its revolving credit facility. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit long-term debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2010, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 13, 2009, the Company entered into an amendment to its 364-day revolving credit facility with Bank of America, as administrative agent, and a syndicate of lenders. The Company originally entered into the facility on November 26, 2008. The amendment increased the maximum borrowings under the facility from $60 million to $80 million.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.5 million, $3.1 million and $10.0 million outstanding at June 30, 2010, June 30, 2009 and December 31, 2009, respectively, related to these asset management agreements.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2010 there are $40.8 million of guarantees outstanding and the longest of these guarantees extends through October 31, 2011. Of this amount, $12.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage Agreement discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of June 30, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $4.0 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite notes due 2018. As of June 30, 2010, the principal amount outstanding for the 7.15% Granite notes was $10.0 million. This guarantee will terminate if Granite reorganizes and merges with and into Northern Utilities.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2010 and June 30, 2009 (Millions):

Three Months Ended June 30, 2010	Electric	Gas	Other	Non-Regulated	Total
Revenues	$46.6	$23.7	$—	$1.1	$71.4
Segment Profit (Loss)	0.7	(3.1)	—	0.3	(2.1)
Capital Expenditures	1.0	7.5	0.4	—	8.9

Three Months Ended June 30, 2009
Revenues	$47.0	$23.4	$—	$1.1	$71.5
Segment Profit (Loss)	(0.2)	(0.5)	0.5	0.4	0.2
Capital Expenditures	1.8	6.3	—	—	8.1

Six Months Ended June 30, 2010
Revenues	$97.4	$84.8	$—	$2.2	$184.4
Segment Profit (Loss)	2.0	1.5	0.2	0.7	4.4
Capital Expenditures	7.9	10.3	1.0	—	19.2
Segment Assets	352.1	341.4	8.1	4.0	705.6

Six Months Ended June 30, 2009
Revenues	$109.1	$95.8	$—	$2.2	$207.1
Segment Profit (Loss)	1.3	7.1	0.1	0.8	9.3
Capital Expenditures	15.1	10.9	0.1	—	26.1
Segment Assets	345.1	338.9	8.1	2.4	694.5

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

Regulatory Matters

Unitil Energy Rate Case Filing – On April 15, 2010 Unitil Energy filed a proposed base rate increase of $10.1 million which represents an increase of 6.5 percent above present rates. Unitil Energy requested temporary rates to be effective July 1, 2010. In addition, Unitil Energy requested adjustments for a Rate Year Step Adjustment, a Large Capital Project Step Adjustment and a long-term rate plan establishing step adjustments associated with the Company’s Reliability Enhancement Plan and Vegetation Management Plan. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy. The order provides for a temporary rate increase of $5.2 million (annual) effective July 1, 2010 which will be collected by applying a uniform per kilowatt-hour (kWh) surcharge of $0.00438 to each of Unitil Energy’s current rate schedules. Of the $5.2 million rate increase, $500,000 of the increase is intended to permit Unitil Energy to annually recover expenses incurred during the December 2008 ice storm and another $500,000 of the increase is intended to fund higher planned vegetation management program expenditures. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered, July 1, 2010. Final review and approval by the NHPUC of Unitil Energy’s permanent base rate increase request is scheduled to be completed by February 2011.

Major Ice Storm – On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region. The Company spent approximately $24.0 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.3 million related to capital construction and $15.8 million, including carrying charges, which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

The MDPU conducted an investigation of Fitchburg’s preparation for and response to the December 2008 Ice Storm during the first half of 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service, and ordered several remedial actions. First, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit is expected to begin in the third quarter of 2010, subject to the selection of the audit firm by the MDPU from a list of qualified bidders who responded to an RFP issued by Fitchburg. Second, the MDPU directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. All of these operational and capital improvements have either been completed or are currently underway, and remain subject to MDPU review. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

On July 28, 2009, Fitchburg filed with the MDPU a petition for approval to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. On December 30, 2009, the MDPU approved the request. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. As of June 30, 2010, Fitchburg has deferred approximately $13.5 million, including carrying charges, associated with the repair of its electric distribution system for future recovery in rates.

On August 26, 2009, Unitil Energy filed a petition with the NHPUC requesting an accounting order authorizing Unitil Energy to record as a regulatory asset costs associated with electric distribution system damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s next base rate case. On November 9, 2009, the NHPUC granted the requested accounting order, clarifying that such issues as the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are issues that are appropriate for review in Unitil Energy’s rate case. As of June 30, 2010, Unitil Energy has deferred approximately $2.3 million, including carrying charges, associated with the repair of its electric distribution system for future recovery in rates.

On December 3, 2009, the NHPUC issued its “After-Action” report regarding its review of the December 2008 Ice Storm. The report stated that the NHPUC will commence an adjudicative proceeding to examine the reasonableness of Unitil’s response to the December 2008 Ice Storm. On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. This matter remains pending.

Fitchburg – Electric Operations – On November 25, 2009, Fitchburg submitted to the MDPU its annual (2009) reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). The rates were approved effective January 1, 2010, subject to reconciliation pending further investigation by the MDPU. This matter remains pending. A final order approving Fitchburg’s 2008 Annual Reconciliation Filing was issued on April 12, 2010.

On November 12, 2009, the Governor of Massachusetts signed House Bill 4329. The bill (i) requires the MDPU to establish regulations for utilities to respond to emergencies, (ii) requires utilities to file with the MDPU annual emergency response plans, (iii) authorizes the MDPU to impose penalties for a utility’s failure to comply with the MDPU’s regulations, and (iv) allows the chair of the MDPU to issue operational and management directives during an emergency. The bill also authorizes the Massachusetts Attorney General to bring a court action for receivership of a small investor-owned utility where an emergency exists and the utility has materially violated the MDPU’s standards for responding to emergencies. On February 2, 2010, the MDPU issued an order adopting regulations concerning the items required by House Bill 4329. Fitchburg has complied with the requirements concerning the filing of its emergency response plans and has met with MDPU Staff to review them.

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

During the summer of 2009, Fitchburg operated its gas system entirely on local production from LNG for approximately three months due to construction on the lateral from Tennessee Gas Pipeline, which is the sole source of pipeline gas to Fitchburg. During this time Fitchburg provided gas LNG supply to all firm sales customers and also to the retail marketers for delivery to firm customers who have contracted for third party supply. Fitchburg’s management of this project was reviewed by the MDPU during its last Integrated Resource Plan proceeding, before the shutdown occurred. In its order, the MDPU stated it would investigate the costs associated with the shutdown in Fitchburg’s March 2010 Cost of Gas Adjustment (CGA) Clause filing when its actual costs will be reconciled with its projected costs. The Company received some data requests on the subject in the CGA proceeding, but no further investigation was necessary and the proposed CGA rates were approved as filed.

Fitchburg – Other – On July 16, 2008, the MDPU issued an order establishing a comprehensive plan for Revenue Decoupling to be adopted by gas and electric distribution utilities on a going-forward basis, through company-specific rate cases. Revenue decoupling is generally defined as a ratemaking mechanism designed to eliminate or reduce the dependence of a utility’s distribution revenues on sales, and is intended to remove the disincentive a utility has to promote efforts to reduce energy consumption by its customers or to facilitate installation of distributed generation to displace electricity delivered by the utility. It is anticipated that, with limited exceptions, all distribution companies will be operating under decoupling plans by year-end 2012.

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The Court, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Three year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. Proposals to purchase long-term contracts for renewable energy and terms and conditions for purchasing supplier receivables are under review in a separately designated docket.

Unitil Energy – Other – In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources. An order approving a settlement agreement for a time-of-use pilot program was issued on February 26, 2010. On June 11, 2010, the NHPUC issued an order on the remaining two proposed projects and cost recovery. The NHPUC denied one of the two projects, citing that the costs outweighed the benefits but found the other project to be in the public interest. Unitil Energy may also file step adjustments to base distribution rates to collect actual costs associated with authorized DER projects. Recovery of ongoing program management and reporting costs was not allowed at this time, however.

On February 25, 2010, a significant wind storm struck portions of the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including approximately 85% of the Company’s customers. Unitil Energy was able to restore power to 96% percent of its customers by day three, and its final customers, including those with individual service problems, were restored by day four. The Company spent approximately $7.2 million for the repair and replacement of electric distribution systems damaged during the storm, including $1.3 million related to capital construction and $5.9 million which has been deferred as a regulatory asset. Unitil Energy, in its base rate case filing discussed above, has requested recovery in rates for the costs associated with the emergency repair of its electric distribution system for damage caused by this storm. The amount and timing of the cost recovery of the storm restoration expenditures will be determined in the base rate case proceeding. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. However, if it were ultimately determined that certain of these costs were not recoverable in rates, and/or the Company were required to incur additional costs to defend itself, there may be a significant impact on the Company’s results of operations in future periods.

On June 17, 2010, Unitil Energy made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective August 1, 2010, including reconciliation of prior year costs and revenues. This matter remains pending.

Northern Utilities – On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (“NOPVs”) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern’s distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s balance sheet at June 30, 2010 was $2.3 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in portions of Northern Utilities’ Maine service areas. An Agreement resolving this matter, filed on behalf of Northern Utilities, the Maine Office of the Public Advocate, and several state legislator intervenors, was filed with the MPUC on July 6, 2010. Under the Agreement, Northern Utilities will proceed with a comprehensive upgrade and replacement program (the “Program”), which will provide for the systematic replacement of cast iron, wrought iron and bare steel pipe in Northern Utilities’ natural gas distribution system in Portland and Westbrook, Maine and the conversion of the system to intermediate pressure. The Agreement establishes the objective of completing the Program by the end of the 2024 construction season. Under the Agreement, the parties agreed to support a cost recovery mechanism that will provide for the timely recovery of prudently-incurred costs of the Program. The features of this cost recovery mechanism will be finalized during Northern Utilities’ next base rate case proceeding, which is anticipated to be filed in early 2011. On July 7, 2010, the MPUC considered the Agreement during its public deliberation session and voted to approve the Agreement. A written final order of approval has not yet been issued and, as a result, the matter remains pending.

Granite State Gas Transmission, Inc. – Base Rate Case Filing – On June 29, 2010, Granite filed a base transportation rate increase which would provide for an increase of approximately $3 million in annual revenue with the FERC. This represents Granite’s first filing for a rate change since its last general rate case in 1997. The effect of this rate increase would result in an approximate increase of two percent in the total annual bill to an average residential natural gas heating customer served by Northern Utilities. The rate case filing reflects a rate base of $18.3 million, which includes $4.2 million of capital additions to be made through the end of 2010. In addition to its request for new base transportation rates, Granite is seeking FERC approval to implement a capital cost surcharge that would allow Granite to implement a rate surcharge annually to recover projected capital expenditures of approximately $12.7 million during the three-year time period 2011-2013. Granite expects the FERC regulatory process to take approximately six months with a rate order near the beginning of 2011.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 7 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2009 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 10, 2010.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2010, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2010 are accrued liabilities totaling $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Also included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2010 are accrued liabilities totaling $2.3 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.2 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at June 30, 2010 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process.

NOTE 8 – INCOME TAXES

The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2009 and for the current interim reporting period ended June 30, 2010 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no material interest and penalties recognized in the statement of earnings or accrued on the balance sheet.

The Company remains subject to examination by Federal, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2006; December 31, 2007; and December 31, 2008. Income tax filings for the year ended December 31, 2009 have been extended until September 15, 2010. In its Federal Income Tax return filings for the year ended December 31, 2008, the Company recognized net operating loss (NOL) carrybacks against its Federal Income Tax returns for the years ended December 31, 2006 and 2007 in the amounts of $5.0 million and $6.7 million, respectively. These NOL carrybacks resulted in a refund to the Company of $4.0 million which was received in November 2009. According to Internal Revenue Code rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the Internal Revenue Service (IRS) and attorneys of the Joint Committee. As a result, on December 30, 2009, the Company received notice that its Federal Income Tax return filings for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 are under examination by the IRS. The IRS is currently performing fieldwork as part of their audit procedures. Currently, the Company believes that the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations.

NOTE 9 – RETIREMENT BENEFIT OBLIGATIONS

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2010	2009
Used to Determine Plan Costs
Discount Rate	5.75%	6.25%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
Service Cost	$652	$571	$366	$357	$71	$54
Interest Cost	1,115	1,074	504	579	57	45
Expected Return on Plan Assets	(1,046)	(1,108)	(149)	(89)	—	—
Prior Service Cost Amortization	64	66	394	428	1	(1)
Transition Obligation Amortization	—	—	6	5	—	—
Actuarial Loss Amortization	602	399	—	—	33	18

Sub-total	1,387	1,002	1,121	1,280	162	116
Amounts Capitalized and Deferred	(481)	(364)	(237)	(442)	—	—

Net Periodic Benefit Cost Recognized	$906	$638	$884	$838	$162	$116

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2010	2009	2010	2009	2010	2009
Service Cost	$1,304	$1,142	$733	$714	$142	$108
Interest Cost	2,229	2,147	1,008	1,157	114	90
Expected Return on Plan Assets	(2,091)	(2,216)	(299)	(178)	—	—
Prior Service Cost Amortization	127	132	789	856	2	(1)
Transition Obligation Amortization	—	—	11	10	—	—
Actuarial Loss Amortization	1,203	798	—	—	66	36

Sub-total	2,772	2,003	2,242	2,559	324	233
Amounts Capitalized and Deferred	(1,103)	(646)	(587)	(800)	—	—

Net Periodic Benefit Cost Recognized	$1,669	$1,357	$1,655	$1,759	$324	$233

Employer Contributions

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA were new minimum funding rules which went into effect for plan years beginning in 2008. The funding target was 100% of a plan’s liability (as determined under the PPA) with any shortfall amortized over seven years, with lower (92%—100%) funding targets available to well-funded plans during the transition period. Due to the significant declines in the valuation of capital markets during 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (Recovery Act) was signed into law on December 23, 2008. Included in the Recovery Act are temporary modifications to the minimum funding rules set forth in the PPA such that all plans, except those that were subject to deficit reduction contribution requirements in 2007, are allowed to amortize any shortfall from the lower funding targets, rather than the 100% target, for the 2008—2010 plan years. This did not affect the Company’s Pension Plan in 2009 as its Pension Plan was 94% funded under the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as of January 1, 2008 and met the exemption from the shortfall amortization. As of June 30, 2010, the Company had made $1.8 million of contributions to the Pension Plan in 2010. The Company presently anticipates contributing an additional $2.7 million to fund its Pension Plan in 2010.

As of June 30, 2010, the Company had made $1.7 million and $26,000 of contributions to the PBOP and SERP Plans, respectively, in 2010. The Company presently anticipates contributing an additional $1.8 million and $27,000 to the PBOP and SERP Plans, respectively, in 2010.

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

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2010.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 25, 2010, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. There is no pool or maximum number of shares related to these purchases; however, the trading plan will automatically terminate when $80,700 in value of shares have been purchased, or, if sooner, on March 25, 2011.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The Company’s repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
4/1/10 – 4/30/10	—	—	—
5/1/10 – 5/31/10	—	—	—
6/1/10 – 6/30/10	371	$19.91	371

Total	371	$19.91	371

Item 5.	Other Information

On July 27, 2010, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2010. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 27, 2010 Announcing Earnings For the Quarter Ended June 30, 2010.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 27, 2010	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 27, 2010	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 27, 2010 Announcing Earnings For the Quarter Ended June 30, 2010.	Filed herewith