Form 10-K
period 2010-12-31
UNITIL CORP
filed 2011-02-03
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Based on the closing price of June 30, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $224,000,571.

The number of common shares outstanding of the registrant was 10,891,621 as of February 1, 2011.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011 are incorporated by reference into Part III of this Report

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2010

PART I

Item 1.	Business

UNITIL CORPORATION

Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil was incorporated under the laws of the State of New Hampshire in 1984. The following companies are wholly-owned subsidiaries of Unitil:

Company Name	State and Year of Organization	Principal Business

Unitil Energy Systems, Inc. (Unitil Energy)	NH - 1901	Electric Distribution Utility

Fitchburg Gas and Electric Light Company (Fitchburg)	MA - 1852	Electric & Gas Distribution Utility

Northern Utilities, Inc. (Northern Utilities)	NH - 1979	Natural Gas Distribution Utility

Granite State Gas Transmission, Inc. (Granite State)	NH - 1955	Natural Gas Transmission Pipeline

Unitil Power Corp. (Unitil Power)	NH - 1984	Wholesale Electric Power Utility

Unitil Service Corp. (Unitil Service)	NH - 1984	Utility Service Company

Unitil Realty Corp. (Unitil Realty)	NH - 1986	Real Estate Management

Unitil Resources, Inc. (Unitil Resources)	NH - 1993	Non-regulated Energy Services

Usource Inc. and Usource L.L.C. (Usource)	DE - 2000	Energy Brokering Services

Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 100,900 electric customers and 70,800 natural gas customers.

Unitil’s distribution utilities had an investment in Net Utility Plant of $476.5 million at December 31, 2010. Unitil’s total operating revenue was $358.4 million in 2010. Substantially all of Unitil’s operating revenue is derived from regulated distribution utility operations.

A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy in 2003 and divested of substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.

Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource) are indirect subsidiaries that are wholly-owned by Unitil Resources. Usource provides energy brokering and advisory services to large commercial and industrial customers primarily in the northeastern United States.

OPERATIONS

Gas Operations

Unitil’s Gas Operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $150.1 million for 2010, which represent about 42% of Unitil’s total operating revenue. In 2008, the Company significantly expanded its gas operations by acquiring Northern Utilities and Granite State.

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate natural gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource Inc. (NiSource) pursuant to the Stock Purchase Agreement (the Acquisitions). Bay State is a wholly-owned subsidiary of NiSource. The aggregate purchase price for the Acquisitions was $160 million in cash, plus an additional working capital adjustment of $49.2 million, including approximately $30.0 million of natural gas storage inventory. To finance the Acquisitions and recapitalize Northern Utilities and Granite State, the Company issued additional equity and debt (see “Liquidity, Commitments and Capital Requirements” section in Part II, Item 7 below). The regulatory process in both New Hampshire and Maine, in connection with those states’ approvals of the Acquisitions, included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern Utilities’ rates, customer service and operations. The settlement agreements were separately negotiated and filed in each state but reflect a number of common features (See Note 6 to the accompanying Consolidated Financial Statements for additional information on these settlement agreements).

Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territory in New Hampshire, Massachusetts and Maine. As a result of a restructuring of the gas utility industry in New Hampshire, Massachusetts and Maine, Fitchburg’s residential and commercial and industrial (C&I) customers and Northern Utilities’ C&I customers have the opportunity to purchase their natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through Northern Utilities and Fitchburg under regulated rates and tariffs. Northern Utilities and Fitchburg purchase natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies on a pass-through basis through reconciling rate mechanisms that are periodically adjusted.

Natural gas is supplied and distributed by Northern Utilities to approximately 55,500 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the industries of auto, housing, rubber, printing, textile, pharmaceutical, electronics, wires and food production as well as a military installation. Northern Utilities’ 2010 gas operating revenue was $116.2 million, of which approximately 39.0% was derived from residential firm sales and 61.0% from commercial/industrial firm sales.

Natural gas is supplied and distributed by Fitchburg to approximately 15,300 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2010 gas operating revenue was $29.9 million, of which approximately 51% was derived from residential firm sales and 49.0% from commercial/industrial firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $4.0 million for 2010. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party marketers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $203.7 million for 2010, which represents about 57% of Unitil’s total operating revenue.

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

Unitil Energy distributes electricity to approximately 72,700 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wires and plastics, healthcare and education. Unitil Energy’s 2010 electric operating revenue was $140.7 million, of which approximately 54.0% was derived from residential sales and 46.0% from commercial/industrial sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is supplied and distributed by Fitchburg to approximately 28,200 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries and education. Fitchburg’s 2010 electric operating revenue was $63.0 million, of which approximately 53.0% was derived from residential sales and 47.0% from commercial/industrial sales.

Seasonality

As a result of the acquisitions of Northern Utilities and Granite State in 2008, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in all reporting periods presented. In particular, the Company’s results will reflect the seasonal nature of the natural gas distribution business. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher due to heating-related requirements, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

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

Non-regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. Revenue from Unitil’s non-regulated operations was $4.6 million in 2010.

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

(For details on Unitil’s Results of Operations, see Part II, Item 7 herein.)

RATES AND REGULATION

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

Rate Case Activity

On April 15, 2010, Unitil Energy filed for a distribution base rate increase of $10.1 million. The Company’s filing also included a proposed long-term rate plan establishing step adjustments for future utility plant investments and enhanced reliability and vegetation management programs. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy of $5.2 million effective July 1, 2010. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered. The Company is currently engaged in settlement proceedings regarding the permanent rate level and a long-term rate plan. A hearing in this matter is scheduled for early February 2011.

On November 30, 2010 the Company’s interstate natural gas transmission pipeline, Granite State, filed a rate settlement agreement, which provides for an increase of approximately $1.7 million in annual revenue effective January 1, 2011. This settlement agreement was approved by the FERC on January 31, 2011.

On January 14, 2011, the Company’s Massachusetts operating utility, Fitchburg, filed a comprehensive revenue decoupling proposal and a request for distribution rate increases of $7.1 million for its electric division and $4.4 million of its gas division. The Company’s filing also includes a rate-impact mitigation alternative for the electric division that would offset the distribution revenue increase through a corresponding decrease in Fitchburg’s Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term. The Company’s revenue decoupling proposal is modeled closely on decoupling proposals already approved by the MDPU for other utilities operating in the Commonwealth of Massachusetts and is intended to align the Company’s interests with important public policy objectives concerning energy efficiency, energy reliability, national energy security and protecting the environment. The MDPU issued an order suspending and deferring the use of the rates until August 2, 2011, pending an investigation and analysis of the Company’s filing.

Northern Utilities, the Company’s gas distribution utility operating in New Hampshire and Maine, is currently planning to file base rate cases for both its New Hampshire and Maine divisions in the second quarter of 2011. The Company will announce the amount of the requested rate increases and other related information after the filing of the distribution base rate cases.

Also see Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Matters and Note 6 to the accompanying Consolidated Financial Statements for additional information on Rates and Regulation.

NATURAL GAS SUPPLY

Unitil manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Fitchburg’s residential and C&I customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors. Many large and some medium C&I customers purchase their supplies from third-party suppliers, while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. Northern Utilities’ C&I natural gas customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically-adjusted rates and are included in Purchased Gas in the Consolidated Statements of Earnings.

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

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of LNG, to truck supplies to each storage facility within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 100,000 MMbtu per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.4 Bcf of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2010, 104 or 70% of Unitil’s largest New Hampshire customers, representing 24% of total New Hampshire electric energy sales, and 26 or 87% of Unitil’s largest Massachusetts customers, representing 36% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. The concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service energy supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Currently, all Basic Service power supply contracts for large general accounts are three months in duration and provide 100% of supply requirements. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Unitil Energy procures Default Service supply for its large general service accounts through competitive solicitations for power contracts of three months in duration for 100% of supply requirements. Unitil Energy procures Default Service supply for its other customers through a series of two one-year contracts and two two-year contracts, each providing 25% of the total supply requirements of the group.

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

Electric Power Supply Divestiture

In connection with the restructuring of the electric industry, Unitil Power, Unitil Energy and Fitchburg divested and sold substantially their power supply portfolios consisting of long-term power supply contracts and ownership interests in generation assets. Unitil Power, Unitil Energy and Fitchburg recover in their rates all the costs associated with this divestiture and sale and have secured regulatory approval from the FERC, NHPUC and MDPU, respectively, for the recovery of stranded costs, including long term contract buyout agreements, and other restructuring-related regulatory assets. The companies have a continuing obligation to submit regulatory filings that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

ENVIRONMENTAL MATTERS

Unitil’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2010, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. In addition, Fitchburg has filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and expects to receive these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Northern Utilities’ Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

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

EMPLOYEES

As of December 31, 2010, the Company and its subsidiaries had 437 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2010, 150 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012,

May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

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

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL.”

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information about our directors and senior management as of February 3, 2011:

Name	Age	Position
Robert G. Schoenberger	60	Chairman of the Board, Chief Executive Officer and President
Mark H. Collin	51	Senior Vice President, Chief Financial Officer and Treasurer
Thomas P. Meissner, Jr.	48	Senior Vice President and Chief Operating Officer
Laurence M. Brock	57	Controller and Chief Accounting Officer
Todd R. Black	46	Senior Vice President, External Affairs and Customer Relations, Unitil Service
George R. Gantz	59	Senior Vice President, Distributed Energy Resources, Unitil Service
George E. Long, Jr.	54	Vice President, Administration, Unitil Service
Sandra L. Whitney	47	Corporate Secretary
William D. Adams	63	Director
Dr. Robert V. Antonucci	65	Director
David P. Brownell	67	Director
Michael J. Dalton	70	Director
Albert H. Elfner, III	66	Director
Edward F. Godfrey	61	Director
Michael B. Green	61	Director
Eben S. Moulton	64	Director
M. Brian O’Shaughnessy	67	Director
Dr. Sarah P. Voll	68	Director

Robert G. Schoenberger has been Unitil’s Chairman of the Board of Directors and Chief Executive Officer since 1997, as well as President since 2003. Prior to his employment with Unitil, Mr. Schoenberger was president and chief operating officer of the New York Power Authority (a state-owned utility) from 1993 until 1997. Mr. Schoenberger has also served as a director of Satcon Technology Corporation, Boston, Massachusetts (a company that develops innovative power conversion solutions for the renewable power industry) since 2007. Mr. Schoenberger also serves as chairman of the Tocqueville Society of the Greater Seacoast (New Hampshire) United Way. Mr. Schoenberger formerly served as chairman and trustee of Exeter Health Resources, Exeter, New Hampshire, from 1998 until 2009, and as a director of the Southwest Power Pool from 2003 until 2005.

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

William D. Adams has been a member of Unitil’s Board of Directors since 2009. Mr. Adams has been the president of Colby College in Waterville, Maine, since 2000. Mr. Adams also serves on the board of trustees of Colby College. Prior to going to Colby, Mr. Adams served as president of Bucknell University in Pennsylvania from 1995 until 2000. Prior to leading Bucknell, he served as vice president and secretary of Wesleyan University in Connecticut. Mr. Adams also served as coordinator of the Great Works in Western Culture program at Stanford University and taught political philosophy at the University of North Carolina at Chapel Hill and Santa Clara University. Mr. Adams has served on the board of directors of Wittenberg University since 2007, and Maine Public Broadcasting Corporation since 2002. Mr. Adams was also a director of Maine General Health from 2002 to 2010.

Dr. Robert V. Antonucci has been a member of Unitil’s Board of Directors since 2004. Dr. Antonucci has been the president of Fitchburg State University (FSU) in Fitchburg, Massachusetts, since 2003. Prior to his employment with FSU, Dr. Antonucci was president of the School Group of Riverdeep, Inc., San Francisco, California, from 2001 until 2003 and president and chief executive officer of Harcourt Learning Direct and Harcourt Online College, Chestnut Hill, Massachusetts from 1998 until 2001. Dr. Antonucci also served as the commissioner of education for the Commonwealth of Massachusetts from 1992 until 1998. In addition, Dr. Antonucci has served as a trustee of Eastern Bank since 1988. Dr. Antonucci also serves as a director of the North Central Massachusetts Chamber of Commerce and a director of the North Central Massachusetts United Way.

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

Michael J. Dalton has been a member of Unitil’s Board of Directors since 1984. Mr. Dalton retired as President and Chief Operating Officer of Unitil in 2003. Mr. Dalton is a member of the Industrial Advisory Council of the UNH College of Engineering and Physical Science and Vice President of the Alumni Society of the College of Engineering and Physical Science. In addition, Mr. Dalton also serves as a mentor with the UNH Pathways Mentorship Program. Mr. Dalton was formerly a director of the New England Gas Association, the Electric Council of New England, the UNH Foundation, the UNH Alumni Association, and the UNH President’s Council.

Albert H. Elfner, III has been a member of Unitil’s Board of Directors since 1999. Mr. Elfner was the chairman of Evergreen Investment Management Company, Boston, Massachusetts, from 1994 until 1999 and its chief executive officer from 1995 until 1999. Mr. Elfner is also a director of Main Street America Insurance Company (Main Street), Jacksonville, Florida, as well as chairman of the Main Street finance committee.

Edward F. Godfrey has been a member of Unitil’s Board of Directors since 2002. Mr. Godfrey was the executive vice president and chief operating officer of Keystone Investments, Incorporated (Keystone), Boston, Massachusetts, from 1997 until 1998. Mr. Godfrey was senior vice president, chief financial officer and treasurer of Keystone from 1988 until 1996. Mr. Godfrey is also a director of Vector Fleet Management, LLC, Charlotte, North Carolina, since 2006.

Michael B. Green has been a member of Unitil’s Board of Directors since 2001. Mr. Green has been the president and chief executive officer of Capital Region Health Care and Concord Hospital, Concord, New Hampshire, since 1992. Mr. Green is also a member of the adjunct faculty, Dartmouth Medical School, Dartmouth College, Hanover, New Hampshire. In addition, Mr. Green currently serves on the board of the Foundation for Healthy Communities, is a director of the New Hampshire Hospital Association, a director of Concord General Mutual Insurance Company, and a director of Merrimack County Savings Bank (Merrimack), including membership on Merrimack’s investment and audit committees.

Eben S. Moulton has been a member of Unitil’s Board of Directors since 2000. Mr. Moulton has been the managing partner of Seacoast Capital Corporation, Danvers, Massachusetts, (a private investment company) since 1995. Mr. Moulton is also a director of IEC Electronics Corp. (a company that provides electronic manufacturing services to advanced technology companies), Newark, New York, and a director of six private companies.

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

Dr. Sarah P. Voll has been a member of Unitil’s Board of Directors since 2003. Dr. Voll retired in 2007 as vice president from National Economic Research Associates, Inc. (NERA), Washington, District of Columbia, a firm of consulting economists specializing in industrial and financial economics, and currently serves as a special consultant to NERA. Dr. Voll had been with NERA in the position of vice president since 1999, and in the position of senior consultant from 1996 until 1999. Prior to her employment with NERA, Dr. Voll was a staff member at the NHPUC from 1980 until 1996.

INVESTOR INFORMATION

Annual Meeting

The annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Thursday, April 21, 2011, at 10:30 a.m.

Transfer Agent

The Company’s transfer agent, Computershare, is responsible for shareholder records, issuance of common stock, administration of the Dividend Reinvestment and Stock Purchase Plan, and the distribution of Unitil’s dividends and IRS Form 1099-DIV. Shareholders may contact Computershare at:

Computershare

P.O. Box 43078

Providence, RI 02940-3078

Telephone: 800-736-3001

www.computershare.com

Investor Relations

For information about the Company, you may call the Company directly, toll-free, at: 800-999-6501 and ask for the Investor Relations Representative; visit the Investors page at www.unitil.com; or contact the transfer agent, Computershare, at the number listed above.

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

Risks Relating to Our Business

The Company is subject to comprehensive regulation, which could impact the rates it is able to charge, its authorized rate of return and its ability to recover costs. This could adversely affect the Company’s financial condition or results of operations. In addition, certain regulatory authorities have the power to impose finance penalties and other sanctions on the Company, which could adversely affect the Company’s financial condition or results of operations.

The Company is subject to comprehensive regulation by federal regulatory authorities (including the FERC) and state regulatory authorities (including the NHPUC, MDPU and MPUC). These authorities regulate many aspects of the Company’s operations, including the rates that the Company can charge customers, the Company’s authorized rates of return, the Company’s ability to recover costs from its customers, construction and maintenance of the Company’s facilities, the Company’s safety protocols and procedures, the Company’s ability to issue securities, the Company’s accounting matters, and transactions between the Company and its affiliates. The Company is unable to predict the impact on its financial condition or results of operations from the regulatory activities of any of these regulatory authorities. Also, changes in regulations or the imposition of additional regulations could adversely affect the Company’s financial condition or results of operations.

The Company’s ability to obtain rate adjustments to maintain its current authorized rates of return depends upon action by regulatory authorities under applicable statutes, rules and regulations. These regulatory authorities are authorized to leave the Company’s rates unchanged, to grant increases in such rates or to order decreases in such rates. The Company may be unable to obtain favorable rate adjustments or to maintain its current authorized rates of return, which could adversely affect its financial condition or results of operations.

Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Power, Unitil Energy, Fitchburg, and Northern Utilities. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected.

In addition, certain regulatory authorities have the power to impose financial penalties and other sanctions on the Company if the Company is found to have violated statutes, rules or regulations governing its utility operations. This could adversely affect the Company’s financial condition or results of operations. Please see (i) the section entitled Regulatory Matters—Fitchburg—Gas Operations in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (ii) the section entitled Regulatory Matters—Fitchburg—Gas Operations in Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.

Severe storms have struck, and may strike, the New England region, causing extensive damage to the Company’s utility operations and the loss of service to significant numbers of the Company’s customers. If the Company is unable to recover a significant amount of storm costs in its rates, or if the Company’s recovery of storm costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected.

Please see (i) the sections entitled Regulatory Matters—Major Wind Storm and Regulatory Matters—Major Ice Storm in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (ii) the sections entitled Regulatory Matters—Major Wind Storm and Regulatory Matters—Major Ice Storm in Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.

As a result of electric industry restructuring, the Company has a significant amount of stranded electric generation and power supply related supply costs. If the Company is unable to recover a significant amount of stranded costs in its rates, or if the Company’s recovery of stranded costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected.

The stranded electric generation and power supply related supply costs resulting from the implementation of electric industry restructuring mandated by the states of New Hampshire and Massachusetts are recovered by the Company on a pass-through basis through periodically reconciled rates. Any unrecovered balance of stranded costs is deferred for future recovery as a regulatory asset. Such regulatory assets are subject to periodic regulatory review and approval for recovery in future periods.

Substantially all of the Company’s stranded costs relate to (i) Unitil Power’s long-term power purchase agreements (which Unitil Power divested under long-term contract buyout agreements) and (ii) Fitchburg’s formerly owned generation assets and purchase power agreements (which Fitchburg divested under a long-term contract buy-out agreement). Unitil Power made the final payment on its long-term contract buyout agreements in October 2010, which ended its obligations in the underlying purchase power contracts. As a result, in accordance with its retail stranded cost recovery rates, substantially all of Unitil Energy’s stranded costs are projected to be fully recovered by July 31, 2011. Because Fitchburg continues to remain ultimately responsible for purchase power payments underlying its long-term buyout agreements, Fitchburg could incur additional stranded costs were they required to resell such divested entitlements prior to the end of their term for amounts less than the amounts agreed to under the existing long-term buyout agreements. The Company expects that any such additional stranded costs would be recovered from its customers, however such recovery would require approval from the MDPU, the receipt of which cannot be assured. If the Company is unable to recover a significant amount of such stranded costs in its rates, or if the Company’s recovery of such stranded costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected. Please see (i) the section entitled Regulatory Matters—Overview (Unitil Energy, Fitchburg, and Northern Utilities) in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (ii) the section entitled Regulatory Matters—Overview (Unitil Energy, Fitchburg, and Northern Utilities) in Note 6 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements.

The Company’s electric and natural gas sales and revenues are highly correlated with the economy, and national, regional and local economic conditions may adversely affect the Company’s customers and correspondingly the Company’s financial condition or results of operations.

The Company’s business is influenced by the economic activity within its service territory. The level of economic activity in the Company’s electric and natural gas distribution service territory directly affects the Company’s business. As a result, adverse changes in the economy may adversely affect the Company’s financial condition or results or operations.

The Company may not be able to obtain financing, or may not be able to obtain financing on acceptable terms, which could adversely affect the Company’s financial condition or results of operations.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the Company derives the capital necessary to meet these requirements primarily from internally-generated funds, the Company supplements internally generated funds by incurring short-term debt under its current credit facility, as needed. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition or results or operations.

Also, from time to time, the Company repays portions of its short-term debt with the proceeds it receives from long-term debt financings or equity financings. General economic conditions and the Company’s operating and financial performance could negatively affect the Company’s ability to obtain such financings and the terms of such financings, which could correspondingly adversely affect the Company’s financial condition or results or operations.

Declines in the valuation of capital markets could require the Company to make substantial cash contributions to cover its pension obligations. If the Company is unable to recover a significant amount of pension obligation costs in its rates, or if the Company’s recovery of pension obligation costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected.

Please see (i) the section entitled Critical Accounting Policies—Pension Benefit Obligations in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and (ii) Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Increases in interest rates could increase the Company’s interest expense and adversely affect the Company’s financial condition or results of operations.

The Company and its utility subsidiaries have ongoing capital expenditure and cash funding requirements, which they frequently fund by issuing short-term debt and long-term debt.

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition or results of operations. As of December 31, 2010, the Company had approximately $66.8 million in short-term debt outstanding under its revolving credit facility.

The Company’s long-term debt typically has fixed interest rates. Therefore, changes in interest rates will not affect the Company’s interest expense associated with its presently outstanding fixed rate long-term debt. However, an increase or decrease in interest rates may increase or decrease the Company’s interest expense associated with any new fixed rate long-term debt issued by the Company, which could adversely affect the Company’s financial condition or results of operations. See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 4 to the accompanying Consolidated Financial Statements.

In addition, the Company may need to use a significant portion of its cash flow to repay its short-term debt and long-term debt, which would limit the amount of cash it has available for working capital, capital expenditures and other general corporate purposes and could adversely affect its financial condition or results of operations.

The terms of the Company’s and its subsidiaries’ indebtedness restrict the Company’s business operations (including their ability to incur material amounts of additional indebtedness), which could adversely affect the Company’s financial condition or results or operations.

See Part II, Item 7 below for Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Commitments and Capital Requirements section and Note 4 to the accompanying Consolidated Financial Statements.

A significant amount of the Company’s sales are temperature sensitive. Because of this, mild winter and summer temperatures could decrease the Company’s sales, which could adversely affect the Company’s financial condition or results or operations. Also, the Company’s sales may vary from year to year depending on weather conditions, and the Company’s results of operations generally reflect seasonality.

The Company estimates that approximately 50% of its annual natural gas sales are temperature sensitive. Therefore, mild winter temperatures could decrease the amount of natural gas sold by the Company, which could adversely affect the Company’s financial condition or results of operations. The Company’s electric sales also are temperature sensitive, but less so than its natural gas sales. The highest usage of electricity typically occurs in the summer months (due to air conditioning demand) and the winter months (due to heating-related and lighting requirements). Therefore, mild summer temperatures and mild winter temperatures could decrease the amount of electricity sold by the Company, which could adversely affect the Company’s financial condition and results of operations. Also, because of this temperature sensitivity, sales by the Company’s distribution utilities vary from year to year, depending on weather conditions.

In addition, the Company’s results of operations generally reflect seasonality. In particular, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher (due to heating-related requirements), and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Long-term global climate change could adversely affect customer demand or cause extreme weather events that could disrupt the Company’s electric and natural gas distribution services.

Milder winter and summer temperatures due to long-term global climate change may cause a decrease in the amount of natural gas and electricity sold by the Company, which could correspondingly adversely affect the Company’s financial condition and results or operations. Conversely, colder winter temperatures and warmer summer temperatures due to long-term global climate change may cause an increase in the amount of natural gas and electricity sold by the Company.

In addition, extreme weather events (such as hurricanes and severe winter storms) related to long-term global climate change may damage facilities or result in increased service interruptions and outages and increase the Company’s operations and maintenance costs. If the Company is unable to recover a significant amount of such costs in its rates, or if the Company’s recovery of such costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected.

The Company is unable to predict the impacts on its financial condition and results or operations due to changes in weather related to long-term global climate change.

Unitil is a public utility holding company and has no operating income of its own. The Company’s ability to pay dividends on its common stock is dependent on dividends and other payments received from its subsidiaries and on factors directly affecting Unitil, the parent corporation. The Company cannot assure you that its current annual dividend will be paid in the future.

The ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil depends on, among other things:

•	the actual and projected earnings and cash flow, capital requirements and general financial condition of the Company’s subsidiaries;

•	the prior rights of holders of existing and future preferred stock, mortgage bonds, long-term notes and other debt issued by the Company’s subsidiaries;

•

the restrictions on the payment of dividends contained in the existing loan agreements of the Company’s subsidiaries and that may be contained in future debt agreements of the Company’s subsidiaries, if any; and

•	limitations that may be imposed by New Hampshire, Massachusetts and Maine state regulatory agencies.

In addition, before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations.

The Company’s current annual dividend is $1.38 per share of common stock, payable quarterly. However, the Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of the factors referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

The Company’s electric and natural gas distribution activities (including storing natural gas and supplemental gas supplies) involve numerous hazards and operating risks that may result in accidents and other operating risks and costs. Any such accident or costs could adversely affect the Company’s financial position and results of operations.

Inherent in the Company’s electric and natural gas distribution activities are a variety of hazards and operating risks, including leaks, explosions, electrocutions and mechanical problems. These hazards and risks could result in loss of human life, significant damage to property, environmental pollution, damage to natural resources and impairment of the Company’s operations, which could adversely affect the Company’s financial position and results of operations.

The Company maintains insurance against some, but not all, of these risks and losses in accordance with customary industry practice. The location of pipelines, storage facilities and electric distribution equipment near populated areas (including residential areas, commercial business centers and industrial sites) could increase the level of damages associated with these risks. The occurrence of any of these events could adversely affect the Company’s financial position or results of operations.

The Company’s business is subject to environmental regulation in all jurisdictions in which it operates and its costs of compliance are significant. New or changes to existing environmental regulation, including related to climate change or greenhouse gas emissions, and the incurrence of environmental liabilities could adversely affect the Company’s financial condition or results of operations.

The Company’s utility operations are generally subject to extensive federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, natural resources, and the health and safety of the Company’s employees. The Company’s utility operations also may be subject to new and emerging federal, state and local legislative and regulatory initiatives related to climate change or greenhouse gas emissions including the U.S. Environmental Protection Agency’s mandatory greenhouse gas reporting rule. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties and other sanctions; imposition of remedial requirements; and issuance of injunctions to ensure future compliance. Liability under certain environmental laws and regulations is strict, joint and several in nature. Although the Company believes it is in material compliance with all applicable environmental and safety laws and regulations, there can be no assurance that the Company will not incur significant costs and liabilities in the future. Moreover, it is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations, including those related to climate change or greenhouse gas emissions, could result in increased environmental compliance costs.

Catastrophic events could adversely affect the Company’s financial condition or results of operations.

The electric and natural gas utility industries are from time to time affected by catastrophic events, such as unusually severe weather and significant and widespread failures of plant and equipment. Other catastrophic occurrences, such as terrorist attacks on utility facilities, may occur in the future. Such events could inhibit the Company’s ability to provide electric or natural gas distribution services to its customers for an extended period, which could adversely affect the Company’s financial condition and results of operations.

The Company’s business could be adversely affected if it is unable to retain its existing customers or attract new customers.

The success of the Company’s business depends, in part, on its ability to maintain and increase its customer base. The Company’s failure to maintain or increase its customer base could adversely affect its financial condition and results of operations.

The Company’s energy brokering customers may default in their performance under multi-year energy brokering contracts, which could adversely affect the Company’s financial condition and results of operations.

The Company’s non-regulated energy brokering business provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. Revenues from this business are primarily derived from brokering fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts. The Company’s customers may default in their performance under multi-year energy brokering contracts, which could adversely affect the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, Unitil owned, through its distribution utilities, three utility operation centers, approximately 2,181 pole miles of local transmission and distribution overhead electric lines and 549 cable miles of underground electric distribution lines, along with 49 electric substations, including four mobile electric substations. Our natural gas operations property includes two liquid propane gas plants, two liquid natural gas plants and 1,280 miles of underground gas mains. In addition, our real estate subsidiary, Unitil Realty, owns our corporate headquarters building and the 12 acres of land on which it is located.

Unitil Energy owns and maintains distribution operations centers in Concord, New Hampshire and Kensington, New Hampshire. Unitil Energy’s 30 electric distribution substations, including a 5,000 kilovolt ampere (kVA) and a 10,500 kVA mobile substation, constitute 219,002 kVA of capacity, which excludes capacity of spare transformers, for the transformation of electric power from the 34.5 kV subtransmission voltage to other primary distribution voltage levels. The electric substations are located on land owned by Unitil Energy or land occupied by Unitil Energy pursuant to perpetual easements.

Unitil Energy has a total of approximately 1,619 pole miles of local transmission and distribution overhead electric lines and a total of 368 cable miles of underground electric distribution lines. The electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by Unitil Energy without objection by the owners. In the case of certain distribution lines, Unitil Energy owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies.

The physical utility properties of Unitil Energy, with certain exceptions, and its franchises are subject to its indenture of mortgage and deed of trust under which the respective series of first mortgage bonds of Unitil Energy are outstanding.

Fitchburg’s electric properties consist principally of 562 pole miles of local transmission and distribution overhead electric lines, 181 cable miles of underground electric distribution lines and 19 transmission and distribution stations (including two mobile electric substations). The capacity of these substations totals 441,650 kVA, which excludes capacity of spare transformers.

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

Northern Utilities’ distribution system is comprised of 1,017 miles of gas mains and 38,450 service pipes. The gas mains are primarily made up of polyethylene plastic (69%), coated and wrapped cathodically protected steel (19%), cast/wrought iron (7%), and unprotected bare and coated steel (5%).

Northern Utilities’ New Hampshire division serving 21 communities has 499 miles of distribution gas mains and 20,844 service pipes. Northern Utilities’ Maine division serving 23 communities has 518 miles of distribution and 17,606 service pipes. Northern Utilities also owns a liquid propane gas plant and a LNG storage and vaporization facility.

Granite State is a natural gas transmission pipeline, regulated by the FERC, operating 87 miles of underground gas transmission pipeline located primarily in Maine and New Hampshire.

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

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in the fall of 2011. The Company continues to believe the suit is without merit and will defend itself vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Registrant’s common stock is listed on the New York Stock Exchange under the symbol “UTL”. As of December 31, 2010, there were 1,597 shareholders of record.

Common Stock Data

Dividends per Common Share	2010	2009
1st Quarter	$0.345	$0.345
2nd Quarter	0.345	0.345
3rd Quarter	0.345	0.345
4th Quarter	0.345	0.345

Total for Year	$1.38	$1.38

	2010		2009
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$24.40	$20.46	$20.75	$17.50
2nd Quarter	$24.36	$19.28	$22.83	$18.76
3rd Quarter	$22.99	$20.55	$23.26	$20.19
4th Quarter	$23.49	$21.22	$23.67	$19.31

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is set forth in the table below.

Equity Compensation Plan Benefit Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Restricted Stock Plan (1)	—	N/A	62,790
Equity compensation plans not approved by security holders
1998 Option Plan (2)	33,000	$25.88	—

Total	33,000	$25.88	62,790

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

(2)

The 1998 Option Plan was adopted by the Board of Directors of the Company in December 1998. At the time of adoption, the 1998 Option Plan was not required, under American Stock Exchange (the exchange upon which the Company was then listed) rules, to obtain shareholder approval. Options were granted in March 1999, January 2000, and January 2001. On January 16, 2003, the Board of Directors terminated the 1998 Option Plan upon the recommendation of the Compensation Committee. In April 2004, the 177,500 remaining registered and ungranted shares in the 1998 Option Plan were deregistered with the Securities and Exchange Commission. Since the plan’s termination by Board of Directors, no further grants of options were made thereunder. The remaining 33,000 options expired on January 16, 2011 without being exercised.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2005 with the Peer Group index, comprised of the S&P Utility Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2005.

Comparative Five-Year Total Returns

NOTE:

(1)	The graph above assumes $100 invested on December 31, 2005, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P Utility Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2010.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
10/1/10 – 10/31/10	—	—	—
11/1/10 – 11/30/10	—	—	—
12/1/10 – 12/31/10	2,497	$22.98	2,497

Total	2,497	$22.98	2,497

Item 6.	Selected Financial Data

For the Years Ended December 31,	2010	2009	2008	2007	2006

(all data in millions except shares, % and per share data) (1)
Consolidated Statements of Earnings:

Operating Revenue	$358.4	$367.0	$288.2	$262.9	$260.9

Operating Income	28.0	26.1	20.5	18.5	15.8

Other Non-operating Expense	0.3	0.3	0.3	0.2	—

Income Before Interest Expense	27.7	25.8	20.2	18.3	15.8

Interest Expense, net	18.1	15.8	10.5	9.6	7.8

Net Income	9.6	10.0	9.7	8.7	8.0

Dividends on Preferred Stock	0.1	0.1	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$9.5	$9.9	$9.6	$8.6	$7.9

Balance Sheet Data:

Utility Plant (Original Cost)	$728.4	$682.7	$641.4	$380.5	$353.0

Total Assets	$759.6	$725.2	$733.2	$474.6	$483.4

Capitalization:

Common Stock Equity	$189.0	$193.1	$139.5	$100.4	$97.8

Preferred Stock	2.0	2.0	2.0	2.1	2.1

Long-Term Debt, less current portion	288.3	248.9	249.3	159.6	140.0

Total Capitalization	$479.3	$444.0	$390.8	$262.1	$239.9

Current Portion of Long-Term Debt	$0.5	$0.4	$0.4	$0.4	$0.3

Short-term Debt	$66.8	$64.5	$74.1	$18.8	$26.0

Capital Structure Ratios:

Common Stock Equity	39%	43%	36%	38%	41%

Preferred Stock	1%	1%	1%	1%	1%

Long-Term Debt	60%	56%	63%	61%	58%

Earnings Per Share Data:

Earnings Per Average Share	$0.88	$1.03	$1.65	$1.52	$1.41

Common Stock Data:

Shares of Common Stock—(Diluted Average Outstanding, 000’s)	10,824	9,647	5,830	5,672	5,612

Dividends Paid Per Share	$1.38	$1.38	$1.38	$1.38	$1.38

Book Value Per Share (Year-End)	$17.35	$17.83	$17.90	$17.50	$17.30

Electric and Gas Sales:

Electric Distribution Sales (Millions kWh)	1,691.1	1,618.8	1,695.9	1,743.0	1,751.5

Firm Natural Gas Distribution Sales (Millions Therms)	172.9	178.7	47.2	28.4	26.4

(1)

As a result of the acquisitions of Northern Utilities and Granite State on December 1, 2008, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in all reporting periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to Notes to the Consolidated Financial Statements in Item 8.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005. On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in New Hampshire and Maine, from Bay State and (ii) all of the outstanding capital stock of Granite State, an interstate gas transmission pipeline company from NiSource.

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 100,900 electric customers and 70,800 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies and Unitil had an investment in Net Utility Plant of $476.5 million at December 31, 2010. Unitil’s total revenue was $358.4 million in 2010, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and consulting services to large commercial and industrial customers in the northeastern United States. Usource’s total revenues were $4.6 million in 2010. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:

•

the Company’s regulatory environment (including regulations relating to climate change, greenhouse gas emissions and other environmental matters), which could impact the rates the Company is able to charge, the Company’s authorized rate of return and the Company’s ability to recover costs in its rates;

•	fluctuations in the supply of, demand for, transmission capacity and the prices of energy commodities and the Company’s ability to recover energy commodity costs in its rates;

•	customers’ preferences on energy sources;

•	severe storms and the Company’s ability to recover storm costs in its rates;

•	the Company’s stranded electric generation and generation-related supply costs and the Company’s ability to recover stranded costs in its rates;

•

declines in the valuation of capital markets, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;

•

general economic conditions, which could adversely affect (i) the Company’s customers and, consequently, the demand for the Company’s distribution services, (ii) the availability of credit and liquidity resources and (iii) certain of the Company’s counterparty’s obligations (including those of its insurers and lenders);

•	the Company’s ability to obtain debt or equity financing on acceptable terms;

•	increases in interest rates, which could increase the Company’s interest expense;

•	restrictive covenants contained in the terms of the Company’s and its subsidiaries’ indebtedness, which restrict certain aspects of the Company’s business operations;

•	variations in weather, which could decrease demand for the Company’s distribution services;

•	long-term global climate change, which could adversely affect customer demand or cause extreme weather events that could disrupt the Company’s electric and natural gas distribution services;

•	numerous hazards and operating risks relating to the Company’s electric and natural gas distribution activities, which could result in accidents and other operating risks and costs;

•	catastrophic events;

•	the Company’s ability to retain its existing customers and attract new customers;

•	the Company’s energy brokering customers’ performance under multi-year energy brokering contracts; and

•	increased competition.

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

Between December 2008 and June 2009 the Company issued 5.0 million common shares to complete the financing associated with the Acquisitions. As a result of the Acquisitions and the issuance of new common shares, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the Acquisitions and stock issuance is fully reflected in both reporting periods. Also, the Company’s results are expected to reflect the seasonal nature of the acquired natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher (due to heating-related requirements), and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Net Income and EPS Overview

2010 Compared to 2009—The Company’s Earnings Applicable to Common Shareholders (Earnings) were $9.5 million, or $0.88 per share, for the full year of 2010. This compares to Earnings of $9.9 million, or $1.03 per share in 2009.

The Company’s Earnings were $5.2 million, or $0.48 per share, for the fourth quarter of 2010, compared to Earnings of $1.2 million, or $0.11 per share in the fourth quarter of 2009. The results for 2009 include a non-recurring accounting charge in the fourth quarter for a regulatory order in Massachusetts requiring the refund $4.9 million of natural gas supply costs. The Company has appealed this order to the Massachusetts Supreme Judicial Court and anticipates a ruling in late 2011.

Electric sales margin increased $4.8 million in 2010 compared to 2009. The increase in electric sales margin reflects higher electric kilowatt-hour (kWh) sales and an electric rate increase implemented in July 2010 for Unitil Energy, the Company’s New Hampshire electric operating utility. The increase in electric sales reflects higher than average summer temperatures in the Company’s utility service territories in 2010 coupled with an improving regional economy. According to ISO-New England, the electric transmission grid operator for the New England region, July of 2010 was the second-hottest July in New England since 1960 and New England’s all-time electricity consumption for one month was recorded in that month. On a weather-normalized basis, kWh sales in 2010 increased approximately 1.6% compared to 2009.

Natural gas sales margin increased $2.3 million in 2010 compared to 2009, reflecting the effect of the ordered refund of $4.9 million of natural gas supply costs recorded in 2009, discussed above. Absent the effect of this refund, natural gas sales margin decreased $2.6 million in 2010 compared to 2009, principally due to the milder winter heating season in the early part of 2010 compared to 2009. Heating Degree Days in 2010 were 9% fewer than in the prior year. On a weather-normalized basis, natural gas therm sales for the full year of 2010 were essentially flat with therm sales in 2009.

Total Operation & Maintenance (O&M) expenses increased $4.1 million in 2010 compared to 2009. The changes in O&M expenses reflect higher utility operating costs. O&M expenses in 2010 also reflect the full integration of Northern Utilities and Granite State into the Company’s consolidated operating results. In 2009, the Company recognized professional fees of approximately $3.0 million related to regulatory and legal matters concerning the Company’s preparation and response to the severe ice storm that struck the New England region in December 2008.

Depreciation and Amortization expense increased $1.5 million in 2010 compared to 2009, reflecting higher depreciation on normal utility plant additions partially offset by lower amortization expense in the current year.

Interest Expense, net increased $2.3 million in 2010 compared to 2009. The increase is primarily due to the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010.

Federal and State Income Taxes decreased by $0.9 million in 2010 due to lower pre-tax income in 2010 compared to 2009.

All other expenses increased $0.8 million in 2010 compared to 2009, primarily reflecting higher property taxes and payroll taxes.

Usource, our non-regulated energy brokering business, recorded revenues of $4.6 million in 2010, an increase of $0.3 million compared to 2009.

In 2010, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2011 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share.

2009 Compared to 2008—The Company’s Earnings Applicable to Common Shareholders was $9.9 million for 2009, compared to $9.6 million for 2008. Earnings per common share were $1.03 for 2009, ($0.62) per share lower than earnings of $1.65 in 2008. The lower earnings per common share primarily reflect higher regulatory and legal expenses in 2009 associated with the severe ice storm that struck New England in December 2008 and other significant non-recurring regulatory matters.

A more detailed discussion of the Company’s 2010 and 2009 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas decreased 3.2% in 2010 compared to 2009. Lower gas therm sales in the Company’s utility service territories reflect the effect of milder winter temperatures in the early part of 2010 compared to 2009. Heating Degree Days in 2010 were 9% fewer than in the prior year. On a weather-normalized basis, natural gas therm sales in 2010 were essentially flat compared to 2009.

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

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Therms	%	Therms	%
Residential	35.1	36.7	13.3	(1.6)	(4.4%)	23.4	175.9%
Commercial / Industrial	137.8	142.0	33.9	(4.2)	(3.0%)	108.1	318.9%

Total	172.9	178.7	47.2	(5.8)	(3.2%)	131.5	278.6%

Gas Operating Revenues and Sales Margin—The following table details total Gas Operating Revenue and Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%(1)	$	%(1)
Gas Operating Revenue:
Residential	$61.5	$62.0	$27.5	$(0.5)	(0.3%)	$34.5	60.6%
Commercial / Industrial	88.6	90.8	29.4	(2.2)	(1.4%)	61.4	107.9%

Total Gas Operating Revenue	$150.1	$152.8	$56.9	$(2.7)	(1.7%)	$95.9	168.5%

Cost of Gas Sales:
Purchased Gas	$90.5	$96.4	$37.3	$(5.9)	(3.8%)	$59.1	103.9%
Conservation & Load Management	2.8	1.9	0.2	0.9	0.6%	1.7	2.9%

Total Cost of Gas Sales	$93.3	$98.3	$37.5	$(5.0)	(3.2%)	$60.8	106.8%

Gas Sales Margin	$56.8	$54.5	$19.4	$2.3	1.5%	$35.1	61.7%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues decreased $2.7 million, or 1.7%, in 2010 compared to 2009. Total Gas Operating Revenues include the recovery of the approved cost of sales, which are recorded as Purchased Gas and Conservation and Load Management (C&LM) in Operating Expenses. The decrease in Total Gas Operating Revenues in 2010 reflects lower Purchased Gas costs of $5.9 million partially offset by higher C&LM revenues of $0.9 million and higher sales margin of $2.3 million.

Purchased Gas and C&LM revenues decreased $5.0 million, or 3.2%, of Total Gas Operating Revenues in 2010 compared to 2009, primarily reflecting the effect of the ordered refund of $4.9 million of natural gas supply costs recorded in 2009, discussed above, and lower sales of natural gas. Purchased Gas revenues include the recovery of the approved cost of gas supply as well as the other energy supply related costs. C&LM revenues include the recovery of the cost of energy efficiency and conservation programs. The Company recovers the approved cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $2.3 million in 2010 compared to 2009, reflecting the effect of the ordered refund of $4.9 million of natural gas supply costs recorded in 2009, discussed above. Absent the effect of this refund, natural gas sales margin decreased $2.6 million in 2010 compared to 2009, principally due to lower sales of natural gas, which reflect the effect of the milder winter heating season in the early part of 2010 compared to 2009.

Total Gas Operating Revenues increased $95.9 million, or 168.5%, in 2009 compared to 2008, reflecting the inclusion of Northern Utilities and Granite State for the full year in 2009. Total Gas Operating Revenues include the recovery of the approved cost of sales, which are recorded as Purchased Gas and C&LM in Operating Expenses. The increase in Total Gas Operating Revenues in 2009 reflects higher Purchased Gas costs of $59.1 million, higher C&LM revenues of $1.7 million and higher sales margin of $35.1 million.

Natural gas sales margin increased $35.1 million in 2009 compared to 2008, reflecting the contribution to natural gas sales by Northern Utilities and Granite State. Natural gas sales margin also includes the unfavorable effect of the ordered refund of $4.9 million of natural gas supply costs recorded in 2009.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales increased 4.5% in 2010 compared to 2009. Electric kWh sales to residential customers and C&I customers increased 5.5% and 3.8%, respectively, in 2010 compared to 2009. The increased sales reflect higher than average summer temperatures in the Company’s utility service territories in 2010 where there were approximately 61% more Cooling Degree

Days in the three month period ended September 30, 2010, compared to the prior year, coupled with an improving regional economy. According to ISO-New England, the grid operator for the New England region, July of 2010 was the second-hottest July in New England since 1960 and New England’s all-time electricity consumption for one month was recorded in that month. On a weather-normalized basis, kWh sales in 2010 increased 1.6% compared to 2009.

Unitil’s total electric kWh sales decreased 4.5% in 2009 compared to 2008. Electric kWh sales to residential customers and C&I customers decreased 2.2% and 6.1%, respectively, in 2009 compared to 2008. The lower electric kWh sales in 2009 compared to 2008 reflect lower average usage by our customers due to the continued regional economic slowdown and milder summer weather in 2009. Average summer temperatures in the Company’s electric service territories, as measured by cooling degree days, were 31% cooler in 2009 compared to the same period in 2008 and were 26% cooler than normal.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	kWh	%	kWh	%
Residential	681.2	645.9	660.2	35.3	5.5%	(14.3)	(2.2%)
Commercial / Industrial	1,009.9	972.9	1,035.7	37.0	3.8%	(62.8)	(6.1%)

Total	1,691.1	1,618.8	1,695.9	72.3	4.5%	(77.1)	(4.5%)

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues (millions)
				Change
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%(1)	$	%(1)
Electric Operating Revenue:
Residential	$108.5	$108.9	$114.5	$(0.4)	(0.2%)	$(5.6)	(2.5%)
Commercial / Industrial	95.2	101.0	113.0	(5.8)	(2.7%)	(12.0)	(5.2%)

Total Electric Operating Revenue	$203.7	$209.9	$227.5	$(6.2)	(2.9%)	$(17.6)	(7.7%)

Cost of Electric Sales:
Purchased Electricity	$137.7	$151.6	$170.1	$(13.9)	(6.6%)	$(18.5)	(8.1%)
Conservation & Load Management	6.0	3.1	2.6	2.9	1.4%	0.5	0.2%

Total Cost of Electric Sales	$143.7	$154.7	$172.7	$(11.0)	(5.2%)	$(18.0)	(7.9%)

Electric Sales Margin	$60.0	$55.2	$54.8	$4.8	2.3%	$0.4	0.2%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues decreased by $6.2 million, or 2.9%, in 2010 compared to 2009. Total Electric Operating Revenues include the recovery of approved costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The net decrease in Total Electric Operating Revenues in 2010 reflects lower Purchased Electricity costs of $13.9 million offset by higher C&LM revenues of $2.9 million and higher sales margin of $4.8 million.

Purchased Electricity and C&LM revenues decreased $11.0 million, or 5.2%, of Total Electric Operating Revenues in 2010 compared to 2009, reflecting an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity costs, partially offset by higher spending on energy efficiency and conservation programs. Purchased Electricity revenues include the recovery of the cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the approved cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $4.8 million in 2010 compared to 2009. The increase in electric sales margin reflects higher electric kWh sales and an electric rate increase, implemented in July 2010 for the Company’s New Hampshire electric distribution utility.

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

Operating Revenue—Other

Total Other Revenue increased $0.3 million in 2010 compared to 2009 and $0.5 million in 2009 compared to 2008. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	$	%	$	%
Usource	$4.6	$4.3	$3.8	$0.3	7.0%	$0.5	13.2%

Total Other Revenue	$4.6	$4.3	$3.8	$0.3	7.0%	$0.5	13.2%

Operating Expenses

Purchased Gas—Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $5.9 million, or 6.1%, in 2010 compared to 2009. This increase reflects the effect of the ordered refund of $4.9 million of natural gas supply costs recorded in 2009, discussed above. Absent the effect of this refund, Purchased Gas decreased $1.0 million in 2010 compared to 2009, principally due to lower sales of natural gas, which reflect the effect of the milder winter heating season in the early part of 2010 compared to 2009, partially offset by higher natural gas commodity prices in 2010. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2009, Purchased Gas increased $59.1 million, or 158.4%, compared to 2008. This increase primarily reflects the inclusion of Northern Utilities for the full year in 2009.

Purchased Electricity—Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $13.9 million, or 9.2%, in 2010 compared to 2009. This decrease reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity costs, partially offset by increased sales. The Company recovers the approved costs of Purchased Electricity in its rates at cost and therefore changes in approved expenses do not affect earnings.

In 2009, Purchased Electricity expenses decreased $18.5 million, or 10.9%, compared to 2008, reflecting lower sales volumes and lower electric commodity prices.

Operation and Maintenance (O&M)—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $4.1 million, or 9.2%, in 2010 compared to 2009. The changes in O&M expenses reflect higher compensation and retiree employee benefit expenses of $2.7 million and higher utility operating costs of $1.4 million. Utility operating costs primarily consist of utility distribution and transmission system maintenance costs, bad debt expenses, office expenses and insurance costs. O&M expenses in 2010 reflect the full integration of Northern Utilities and Granite State into the Company’s consolidated operating results.

In 2009, total O&M expense increased $17.2 million, or 62.5%, compared to 2008. The inclusion of Northern Utilities and Granite State for the full year in 2009 accounted for $8.8 million of the increase. In addition, higher compensation and retiree and employee benefit expenses of $2.2 million and net other utility operating costs of $0.4 million contributed to the increase in O&M expenses year over year. In 2009 the Company expensed professional fees of approximately $3.0 million related to regulatory and legal matters concerning the December 2008 ice storm. The increase in O&M expenses in 2009 over 2008 also reflects lower O&M recorded in 2008 due to the receipt of a $2.8 million insurance settlement in that year.

Conservation & Load Management—C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 65% of these costs are related to electric operations and 35% to gas operations.

Total Conservation & Load Management expenses increased by $3.8 million, in 2010 compared to 2009. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Total Conservation & Load Management expenses increased by $2.2 million in 2009 compared to 2008.

Depreciation and Amortization—Depreciation and Amortization expense increased $1.5 million, or 5.5% in 2010 compared to 2009. This increase reflects higher depreciation on normal utility plant additions partially offset by lower amortization expense in the current year.

In 2009, Depreciation and Amortization expense increased $8.3 million, or 43.5%, compared to 2008. This increase primarily reflects the inclusion of Northern Utilities and Granite State for the full year in 2009 and higher depreciation on normal utility plant additions.

Local Property and Other Taxes—Local Property and Other Taxes increased $0.8 million, or 7.7%, in 2010 compared to 2009. This increase reflects higher local property tax rates on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

In 2009, Local Property and Other Taxes increased by $4.1 million, or 65.1%, compared to 2008. This increase primarily reflects the inclusion of Northern Utilities and Granite State for the full year in 2009, and higher local property tax rates on higher levels of utility plant in service.

Federal and State Income Taxes—Federal and State Income Taxes decreased by $0.9 million in 2010 compared to 2009 due to lower pre-tax operating income in 2010 compared to 2009 (See Note 8 to the accompanying Consolidated Financial Statements).

Federal and State Income Taxes increased by $0.8 million in 2009 compared to 2008 due to higher pre-tax operating income in 2009 compared to 2008 (See Note 8 to the accompanying Consolidated Financial Statements).

Other Non-operating Expenses (Income)—Other Non-operating Expenses (Income) was flat in 2010 compared to 2009 and in 2009 compared to 2008.

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

Interest Expense, net increased $2.3 million in 2010 compared to 2009. In March 2010, Unitil Energy and Northern Utilities collectively issued $40 million of long-term debt which is contributing to the higher interest expense in 2010.

In 2009, Total Interest Expense, net increased by $5.3 million compared to 2008. The increase was primarily due to the issuance of $90 million of long-term notes issued by Northern Utilities and Granite State in December 2008 to partially finance the acquisition and higher average borrowings during 2009, partially offset by increases in interest income on regulatory assets and Allowance for Funds Used During Construction (AFUDC) in 2009.

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

On March 2, 2010, both Unitil Energy and Northern Utilities closed long-term financings:

(i)	Unitil Energy closed $15,000,000 of First Mortgage Bonds, through a private placement to institutional investors. The First Mortgage Bonds have a coupon rate of 5.24% and have a final maturity of ten years. Unitil Energy used the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

(ii)	Northern Utilities closed $25,000,000 of Senior Unsecured Notes, through a private placement to institutional investors. The Senior Unsecured Notes have a coupon rate of 5.29% and have a final maturity of ten years. Northern Utilities used the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

The Company, along with its subsidiaries, are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At December 31, 2010 and 2009, all of the Company’s subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. There was $66.8 million and $64.5 million in short-term debt outstanding through bank borrowings under the revolving credit facility at December 31, 2010 and 2009, respectively. The total amount of credit available under the Company’s revolving credit facility was $13.2 million and $15.5 million at December 31, 2010 and 2009, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of December 31, 2010 and 2009, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

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

Contractual Obligations

The table below lists the Company’s significant contractual obligations as of December 31, 2010.

		Payments Due by Period
Significant Contractual Obligations (millions) as of December 31, 2010	Total	2011	2012- 2013	2014- 2015	2016 & Beyond
Long-term Debt	$288.8	$0.5	$1.0	$6.5	$280.8
Interest on Long-term Debt	284.1	20.0	39.9	39.6	184.6
Gas Supply Contracts	276.0	43.5	74.0	68.0	90.5
Power Supply Contract Obligations	21.8	9.1	9.6	1.4	1.7
Other	5.6	2.0	2.4	0.9	0.3

Total Contractual Cash Obligations	$876.3	$75.1	$126.9	$116.4	$557.9

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of December 31, 2010, there were approximately $36.3 million of guarantees outstanding and the longest term guarantee extends through December 31, 2012. Of this amount, $12.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage management agreement, discussed below.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $11.7 million and $10.0 million outstanding at December 31, 2010 and 2009, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2010, which is payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $3.8 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amount of $4.3 million and $4.2 million in 2010 and 2009, respectively. The Company, along with its subsidiaries, contributed $3.5 million and $2.8 million to Voluntary Employee Benefit Trusts (VEBT) in 2010 and 2009, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its

Pension Plan and the VEBT’s in 2011 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these other postretirement benefit costs. (See Note 10 to the accompanying Consolidated Financial Statements.)

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash for 2010 and 2009.

(millions)	2010	2009
Cash Provided by Operating Activities	$25.9	$50.9

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $25.9 million in 2010, a decrease of ($25.0) million over the comparable period in 2009. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $49.0 million in 2010 compared to $44.5 million in 2009, representing an increase of $4.5 million. Working capital changes in Current Assets and Liabilities resulted in a ($12.1) million net use of cash in 2010, compared to a $29.4 million net source of cash in 2009, representing a net increased use of cash of ($41.5) million primarily due to increased uses of cash in Accounts Receivable ($9.6) million, Accrued Revenue ($15.6) million, Refundable Taxes ($7.3) million, and Gas Inventory ($13.6 million). Deferred Regulatory and Other Charges resulted in a ($7.9) million use of cash in 2010, compared to a ($24.6) million use of cash in 2009. In 2010, Deferred Regulatory and Other Charges include an approximately ($7.4) million use of cash related to the funding of non-recurring deferred regulated charges related to the 2010 wind storm. In 2009, Deferred Regulatory and Other Charges include an approximately ($14.0) million use of cash related to the funding of non-recurring deferred regulated charges related to the 2008 Ice Storm. All Other, net operating activities resulted in a use of cash of ($3.1) million in 2010 compared to a source of cash of $1.6 million in 2009.

(millions)	2010	2009
Cash (Used in) Investing Activities	$(49.6)	$(65.6)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($49.6) million for 2010 compared to ($65.6) million in 2009. Capital expenditures for property, plant and equipment additions were ($49.6) million in 2010 compared to ($58.7) million in 2009, representing a decreased use of cash of $9.1 million. Cash Used in Investing Activities in 2009 included ($6.9) million related to the Company’s acquisition of Northern Utilities and Granite State. Capital expenditures are projected to be approximately ($57) million in 2011, primarily reflecting normal electric and gas utility system additions.

(millions)	2010	2009
Cash Provided by Financing Activities	$24.9	$10.9

Cash Provided by Financing Activities—Cash Provided by Financing Activities was $24.9 million in 2010 compared to $10.9 million in 2009. In 2010, sources of cash from financing activities included proceeds from issuance of long-term debt, net of $39.5 million, discussed above, proceeds from issuance of short-term debt of $2.3 million and the issuance of common stock of $0.9 million. Uses of cash included regular quarterly dividend payments on common and preferred stock of ($15.0) million, a decrease in gas inventory financing of ($2.2) million and all other financing activities which resulted in a use of ($0.6) million.

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

DIVIDENDS

Unitil’s annualized common dividend was $1.38 per common share in 2010, 2009 and 2008. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2011 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors.

LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in the fall of 2011. The Company continues to believe the suit is without merit and will defend itself vigorously.

REGULATORY MATTERS

Overview (Unitil Energy, Fitchburg, and Northern Utilities)—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern

Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next one to four years, is $46.8 million as of December 31, 2010 including $13.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Fitchburg—Base Rate Case Filings—On January 14, 2011, Fitchburg filed a petition with the MDPU requesting approval of a comprehensive revenue decoupling proposals and for an increase in its electric and gas distribution rates. The Company’s revenue decoupling proposal is modeled closely on proposals already approved by the Department for other gas and electric utilities operating in the Commonwealth of Massachusetts and is intended to facilitate the achievement of important public policy objectives of fostering energy efficiency, conservation and protecting the environment. The proposed rates are scheduled to change in conjunction with the implementation of revenue decoupling and are subject to the review and approval of the MDPU.

In its rate filing the Company made a request for an increase of $7.1 million in its electric distribution rates, including the recovery of deferred emergency storm restoration costs. The Company also proposed a rate-impact mitigation alternative offset, in whole, the electric distribution rate increase with a corresponding decrease in its Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets, discussed above. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term. The Company’s filing included a request for an increase of $4.4 million in its gas distribution rates. The MDPU issued an order suspending and deferring the use of the rates until August 2, 2011, pending an investigation and analysis of the Company’s filing.

Granite State Gas Transmission, Inc.—Base Rate Case Filing—On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the FERC, which is Granite State’s first request for a rate change since its last general rate case in 1997. On July 30, 2010, the FERC ordered the rate increase to be effective on January 1, 2011, subject to refund and hearing and settlement procedures. On November 30, 2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues in the docket. The settlement provides for an increase of approximately $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

Unitil Energy Rate Case Filing—On April 15, 2010, Unitil Energy filed a proposed base rate increase of $10.1 million, an increase of 6.5 percent above present rates. In addition, Unitil Energy’s filing also included a proposed long-term rate plan establishing future rate step adjustments for utility plant investments and enhanced reliability and vegetation management program expenditures. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy of $5.2 million (annual) effective July 1, 2010 which is being collected by a uniform per kilowatt-hour (kWh) surcharge of $0.00438 on each of Unitil Energy’s current rate schedules. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered, July 1, 2010. The Company is currently engaged in settlement proceedings regarding the permanent rate level and a long-term rate plan. A hearing in this matter is scheduled for early February 2011.

Major Wind Storm—On February 25, 2010, a significant wind storm struck portions of the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including approximately 85% of the Unitil Energy’s customers. The Company spent approximately $7.4 million for the repair and replacement of electric distribution systems damaged during the storm, including $1.5 million related to capital construction and $5.9 million which has been deferred as a regulatory asset. Unitil Energy, in its base rate case filing discussed above, has requested recovery in rates for the costs associated with the emergency repair of its electric distribution system for damage caused by this storm.

Major Ice Storm—On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region. The Company spent approximately $24.0 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.6 million related to capital construction and $15.4 million which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. If the Company is unable to recover a significant amount of these deferred storm costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition or results of operations could be adversely affected.

On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. On September 24, 2010, the NHPUC issued its final order in this matter and closed its investigation, accepting the NHPUC Staff’s report finding that Unitil Energy had acted reasonably.

On November 9, 2009, the NHPUC granted Unitil Energy’s petition to defer and record as a regulatory asset costs associated with electric distribution system damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s pending base rate case. The order clarified that the issues of the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are to be reviewed in the rate case. As of December 31, 2010, Unitil Energy has deferred approximately $2.2 million associated with the repair of its electric distribution system for future recovery in rates.

On December 30, 2009, the MDPU approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and confirmed that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. As of December 31, 2010, Fitchburg has deferred approximately $13.2 million associated with the repair of its electric distribution system for future recovery in rates.

The MDPU conducted an investigation of Fitchburg’s preparation for, and response to, the December 2008 Ice Storm during the first half of 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service, and ordered several remedial actions. First, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit, which is being performed by Jacobs Consultancy, Inc., began in the fourth quarter of 2010. Second, the MDPU directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. All of these operational and capital improvements have either been completed or are being implemented, and remain subject to MDPU review. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

Fitchburg—Electric Operations—On November 24, 2010, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery continues through a Transition Charge Surcharge of $0.00400 per kWh. Changes to the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, and Net Metering Recovery Surcharge were proposed in other proceedings. The rates were approved effective January 1, 2011, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order on Fitchburg’s 2009 Annual Reconciliation Filing also remains pending.

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

Fitchburg—Gas Operations—On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed the gas procurement order to the Massachusetts Supreme Judicial Court (SJC). Fitchburg believes that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. The Company filed its Initial brief in this matter on January 10, 2011. This appeal remains pending before the Massachusetts SJC.

Fitchburg—Other—On February 11, 2009, the Massachusetts SJC issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The Massachusetts SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The Massachusetts SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts singed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Three year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. Proposals to purchase long-term contracts for renewable energy and terms and conditions for purchasing supplier receivables are under review in a separately designated docket.

On March 1, 2010, Fitchburg submitted its annual filing to the MDPU of the 2009 Service Quality Reports for both its gas and electric divisions. On October 20, 2010, the MDPU issued its order with respect to Fitchburg’s gas division’s Report and noted that Fitchburg met or exceeded its established benchmarks in all Service Quality measures, that Fitchburg’s performance was consistent with the MDPU’s Service

Quality Guidelines and Fitchburg’s Service Quality plan. An order on Fitchburg’s electric division’s Service Quality plan has not yet been issued and the matter remains pending.

Unitil Energy—Other—In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources (DER). An order approving a settlement agreement for a time-of-use pilot program was issued on February 26, 2010. On June 11, 2010, the NHPUC issued an order on the remaining two proposed projects and cost recovery. The NHPUC denied one of the two projects, citing that the costs outweighed the benefits but found the other project to be in the public interest. On November 1, 2010 Unitil Energy filed adjustments to base distribution rates to collect actual costs associated with authorized DER projects. This matter remains pending.

On June 17, 2010, Unitil Energy made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective August 1, 2010, including reconciliation of prior year costs and revenues. On July 30, 2010, the NHPUC approved the rate filing and reconciliation.

Northern Utilities—On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s consolidated balance sheet at December 31, 2010 was $0.7 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in portions of Northern Utilities’ Maine service areas. In an order issued on July 30, 2010, the MPUC approved a Settlement Agreement resolving this matter, filed on behalf of Northern Utilities, the Maine Office of the Public Advocate, and several state legislator intervenors, which was filed with the MPUC on July 6, 2010. Under the Agreement, Northern Utilities will proceed with a comprehensive upgrade and replacement program (the Program), which will provide for the systematic replacement of cast iron, wrought iron and bare steel pipe in Northern Utilities’ natural gas distribution system in Portland and Westbrook, Maine and the conversion of the system to intermediate pressure. The Agreement establishes the objective of completing the Program by the end of the 2024 construction season. Under the Agreement, the parties agreed to support a cost recovery mechanism that will provide for the timely recovery of prudently-incurred costs of the Program. The features of this cost recovery mechanism will be finalized during Northern Utilities’ next base rate case proceeding, which is anticipated to be filed in early 2011.

ENVIRONMENTAL MATTERS

Unitil’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2010, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. In addition, Fitchburg has filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and expects to receive these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Northern Utilities’ Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

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

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2010, the Company and its subsidiaries had 437 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2010, 150 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012, May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

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

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the Financial Accounting Standards Board Accounting Standards Codification (FASB Codification). In accordance with the FASB Codification, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

The FASB Codification specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover some costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets.” If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.”

The Company’s principal regulatory assets and liabilities are included on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets is provided in Note 1 thereto. The Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the years ended December 31, 2010 and 2009, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000 and $300,000, respectively, in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2010 and 2009, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $728,000 and $735,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $565,000 and $576,000, respectively. (See Note 10 to the accompanying Consolidated Financial Statements).

Income Taxes—The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes.

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known.

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

For further information regarding these types of activities, see Note 1, “Summary of Significant Accounting Policies,” Note 8, “Income Taxes,” Note 5, “Energy Supply,” Note 10, “Retirement Benefit Plans,” and Note 6, “Commitment and Contingencies,” to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings was 2.3%, 3.4%, and 3.8% during 2010, 2009, and 2008, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unitil Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheet of Unitil Corporation and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of earnings, cash flows and changes in common stock equity for the year then ended. We also have audited Unitil Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitil Corporation and subsidiaries as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Unitil Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

February 3, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unitil Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheet of Unitil Corporation and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the years ended December 31, 2009 and 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unitil Corporation and subsidiaries as of December 31, 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, Inc.

Boston, Massachusetts

February 10, 2010

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

Year Ended December 31,	2010	2009	2008

Operating Revenues:

Gas	$150.1	$152.8	$56.9

Electric	203.7	209.9	227.5

Other	4.6	4.3	3.8

Total Operating Revenues	358.4	367.0	288.2

Operating Expenses:

Purchased Gas	90.5	96.4	37.3

Purchased Electricity	137.7	151.6	170.1

Operation and Maintenance	48.8	44.7	27.5

Conservation & Load Management	8.8	5.0	2.8

Depreciation and Amortization	28.9	27.4	19.1

Provisions for Taxes:

Local Property and Other	11.2	10.4	6.3

Federal and State Income	4.5	5.4	4.6

Total Operating Expenses	330.4	340.9	267.7

Operating Income	28.0	26.1	20.5

Other Non-Operating Expenses	0.3	0.3	0.3

Income Before Interest Expense	27.7	25.8	20.2

Interest Expense, net	18.1	15.8	10.5

Net Income	9.6	10.0	9.7

Less Dividends on Preferred Stock	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$9.5	$9.9	$9.6

Average Common Shares Outstanding (000’s)—Basic	10,823	9,647	5,830

Average Common Shares Outstanding (000’s)—Diluted	10,824	9,647	5,830

Earnings per Common Share—Basic and Diluted	$0.88	$1.03	$1.65

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2010	2009

Utility Plant:

Electric	$321.5	$302.3

Gas	360.1	325.5

Common	30.2	28.9

Construction Work in Progress	16.6	26.0

Utility Plant	728.4	682.7

Less: Accumulated Depreciation	251.9	233.0

Net Utility Plant	476.5	449.7

Current Assets:

Cash	8.9	7.7

Accounts Receivable, net	36.9	33.5

Accrued Revenue	46.7	44.0

Refundable Taxes	7.5	1.7

Gas Inventory	10.6	14.3

Material and Supplies	2.9	2.6

Prepayments and Other	3.6	3.0

Total Current Assets	117.1	106.8

Noncurrent Assets:

Regulatory Assets	143.0	144.5

Other Noncurrent Assets	23.0	24.2

Total Noncurrent Assets	166.0	168.7

TOTAL ASSETS	$759.6	$725.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions)

CAPITALIZATION AND LIABILITIES

December 31,	2010	2009

Capitalization:

Common Stock Equity	$189.0	$193.1

Preferred Stock	2.0	2.0

Long-Term Debt, Less Current Portion	288.3	248.9

Total Capitalization	479.3	444.0

Current Liabilities:

Long-Term Debt, Current Portion	0.5	0.4

Accounts Payable	26.5	25.1

Short-Term Debt	66.8	64.5

Energy Supply Contract Obligations	17.0	23.1

Other Current Liabilities	16.1	16.6

Total Current Liabilities	126.9	129.7

Deferred Income Taxes	43.8	39.8

Noncurrent Liabilities:

Energy Supply Contract Obligations	12.6	21.7

Retirement Benefit Obligations	74.0	65.5

Environmental Obligations	14.5	14.3

Other Noncurrent Liabilities	8.5	10.2

Total Noncurrent Liabilities	109.6	111.7

TOTAL CAPITALIZATION AND LIABILITIES	$759.6	$725.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2010	2009	2008

Operating Activities:

Net Income	$9.6	$10.0	$9.7

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	28.9	27.4	19.1

Deferred Taxes Provision	10.5	7.1	7.4

Changes in Working Capital Items:

Accounts Receivable	(3.4)	6.2	(6.4)

Accrued Revenue	(2.7)	12.9	(10.3)

Refundable Taxes	(5.8)	1.5	(2.5)

Gas Inventory	3.7	17.3	—

Accounts Payable	1.4	(3.4)	11.4

Other Changes in Working Capital Items	(5.3)	(5.1)	7.1

Deferred Regulatory and Other Charges	(7.9)	(24.6)	2.6

Other, net	(3.1)	1.6	9.2

Cash Provided by Operating Activities	25.9	50.9	47.3

Investing Activities:

Property, Plant and Equipment Additions	(49.6)	(58.7)	(28.3)

Acquisitions, net (See Note 2)	—	(6.9)	(209.9)

Cash (Used In) Investing Activities	(49.6)	(65.6)	(238.2)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	2.3	(9.6)	55.3

Proceeds from Issuance (Repayment) of Long-Term Debt, net	39.5	(0.4)	89.6

Net Increase (Decrease) in Gas Inventory Financing	(2.2)	(21.8)	24.0

Dividends Paid	(15.0)	(13.2)	(8.0)

Proceeds from Issuance of Common Stock	0.9	56.4	37.4

Other, net	(0.6)	(0.5)	(0.5)

Cash Provided by Financing Activities	24.9	10.9	197.8

Net Increase (Decrease) in Cash	1.2	(3.8)	6.9

Cash at Beginning of Year	7.7	11.5	4.6

Cash at End of Year	$8.9	$7.7	$11.5

Supplemental Information:

Interest Paid	$20.5	$19.3	$12.5

Income Taxes Paid (Refunded)	$2.3	$(3.8)	$(0.5)

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY

(Millions)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2008	$65.3	$35.1	$100.4

Net Income for 2008		9.7	9.7

Dividends		(8.0)	(8.0)

Shares Issued Under Stock Plans	0.4		0.4

Issuance of 32,754 Common Shares	0.8		0.8

Issuance of 2,000,000 Common Shares (See Note 3)	36.2		36.2

Balance at December 31, 2008	102.7	36.8	139.5

Net Income for 2009		10.0	10.0

Dividends		(13.2)	(13.2)

Shares Issued Under Stock Plans	0.4		0.4

Issuance of 43,615 Common Shares	0.9		0.9

Issuance of 2,970,000 Common Shares (See Note 3)	55.5		55.5

Balance at December 31, 2009	159.5	33.6	193.1

Net Income for 2010		9.6	9.6

Dividends		(15.0)	(15.0)

Shares Issued Under Stock Plans	0.4		0.4

Issuance of 41,455 Common Shares	0.9		0.9

Balance at December 31, 2010	$160.8	$28.2	$189.0

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

On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, a natural gas distribution utility serving customers in Maine and New Hampshire, from Bay State Gas Company (Bay State) and (ii) all of the outstanding capital stock of Granite State, an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (NiSource). Bay State is a wholly-owned subsidiary of NiSource.

As a result of the acquisitions of Northern Utilities and Granite State, consolidated results for the Company in the current period may not be directly comparable to prior period results until such time as the acquisitions are fully reflected in all reporting periods. In particular, the Company expects that consolidated results of operations in future reporting periods will reflect to a greater degree the seasonal nature of natural gas sales by the acquired operating utilities. Accordingly, the Company expects that as a result of the acquisitions, consolidated results of operations will be positively affected during the first and fourth quarters, and negatively affected during the second and third quarters of future reporting years.

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

Basis of Presentation

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation. The operations of Northern Utilities and Granite State are included in the Company’s consolidated financial statements from December 1, 2008 through December 31, 2010.

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the Financial Accounting Standards Board Accounting Standards Codification (FASB Codification). The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

	December 31,
Regulatory Assets consist of the following (millions)	2010	2009
Energy Supply Contract Obligations	$21.7	$34.7
Deferred Restructuring Costs	25.0	28.3

Subtotal—Restructuring Related Items	46.7	63.0
Retirement Benefit Obligations	47.1	43.7
Income Taxes	12.7	14.5
Environmental Obligations	20.3	22.7
Deferred Storm Charges	21.0	14.6
Other	10.9	7.9

Total Regulatory Assets	$158.7	$166.4
Less: Current Portion of Regulatory Assets (1)	15.7	21.9

Regulatory Assets—noncurrent	$143.0	$144.5

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

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

Cash—Cash includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s affiliates Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s affiliates provide cash deposits covering approximately 2-1/2 months of outstanding obligations. On December 31, 2010 and 2009, the Unitil affiliates had deposited $7.0 million and

$4.5 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. On December 31, 2010 and 2009, there was $1.5 million and $2.9 million, respectively, deposited for this purpose.

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. (See Note 2).

Off-Balance Sheet Arrangements—As of December 31, 2010, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 4).

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

As of December 31, 2010 and December 31, 2009, the Company had 1.3 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount (millions) Offset in Regulatory Assets (1), as of:

		Fair Value
Description	Balance Sheet Location	December 31, 2010	December 31, 2009
Natural Gas Futures Contracts	Other Current Liabilities	$0.8	$2.2
Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.2	0.1

Total		$1.0	$2.3

(1)	The current portion of Regulatory Assets are recorded as Accrued Revenue on the Company’s Consolidated Balance Sheets.

	Twelve Months Ended December 31,
(millions)	2010	2009
Amount of (Gain)/Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$3.9	$5.9

Amount of Loss Reclassified into Consolidated Statements of Earnings (2):
Purchased Gas	$5.2	$9.3

(2)	These amounts are offset in the Consolidated Statements of Earnings with the recognition of accrued revenue as a component of Gas Operating Revenue and therefore there is no effect on earnings.

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

The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. (See Note 10.)

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2010, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below. (See Note 6).

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 2.25%, 3.24% and 4.58% in 2010, 2009 and 2008, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of and the cost of removal, less salvage, are charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, depreciation amounts to provide for future negative salvage value. At

December 31, 2010 and 2009, the Company estimates that the negative salvage value of future retirements recorded on the consolidated balance sheet in Accumulated Depreciation is $35.5 million and $37.2 million, respectively.

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2010 – 3.99%, 2009 – 4.02% and 2008 – 3.94%.

Gas Inventory—The weighted average cost methodology is used to value natural gas in storage.

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2010, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 6, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

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

Income Taxes—The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes.

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known.

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the years ended December 31, 2010, 2009 and 2008, the Company paid a dividend at an annual rate of $1.38 per common share.

Other Recently Issued Pronouncements—There are no recently issued pronouncements that the Company has not already adopted.

Subsequent Events—The Company evaluates all events or transactions through the date of the related filing. During the period for this filing, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Reclassifications—Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation.

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

The Company accounted for the Acquisitions under the purchase method of accounting for business combinations, in accordance with FASB Statement No. 141, “Business Combinations” (“SFAS No. 141”) and the FASB Codification on business combinations. As the fair value of the net assets acquired exceeded the purchase price, the Company recognized a bargain purchase price (Plant Acquisition Adjustment or PAA) at December 1, 2008. The bargain purchase amount was recorded as a reduction of Utility Plant on the Company’s Consolidated Balance Sheet and in accordance with regulatory settlements, is being amortized over ten years.

In accordance with settlement agreements between the Company, the NHPUC and the MPUC regarding the Acquisitions, the Company has agreed (i) not to seek recovery of transaction and transition costs in rates and (ii) for regulatory accounting purposes, to amortize, over a ten year period, the transaction and transition costs co-terminus with the Plant Acquisition Adjustment.

Note 3: Equity

The Company has both common and preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades under the symbol, “UTL”.

The Company had 10,890,262, and 10,836,759 of common shares outstanding at December 31, 2010 and December 31, 2009, respectively.

Unitil Corporation Common Stock Offering—On December 15, 2008, the Company issued and sold 2,000,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2008 Offering). As part of this 2008 common stock offering, the underwriters exercised an over-allotment option and purchased an additional 270,000 shares of the Company’s common stock in January 2009. The Company’s net increase to Common Equity and Cash proceeds from the 2008 Offering including the over-allotment were approximately $41.9 million. On May 27, 2009, the Company issued and sold 2,400,000 shares of its common stock at a price of $20.00 per share in a registered public offering (2009 Offering). As part of the 2009 Offering, the underwriters exercised an over-allotment option and purchased an additional 300,000 shares of the Company’s common stock in June 2009. The Company’s net increase to Common Equity and Cash proceeds from the 2009 Offering including the over-allotment were approximately $51.2 million. The combined total net increase to Common Equity and Cash proceeds from the 2008 Offering and 2009 Offering of $93.1 million (after payment of underwriting discount, but excluding offering expenses) were used to (i) repay all amounts outstanding under the bank credit facility that the Company used to partially finance the acquisition of Northern Utilities and Granite State which closed on December 1, 2008, and related transaction costs and expenses and (ii) for other general corporate purposes, including capital contributions to Unitil’s distribution utilities and repayment of short-term debt.

Dividend Reinvestment and Stock Purchase Plan—During 2010, the Company sold 41,455 shares of its common stock, at an average price of $21.88 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $0.9 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2009 and 2008, the Company raised $0.9 million and $0.8 million, respectively, of additional common equity through the issuance of 43,615 and 32,754 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Shares Repurchased, Cancelled and Retired—During 2010, 2009 and 2008, Unitil did not repurchase, cancel or retire any of its common stock.

Stock-Based Compensation Plans—Unitil maintains a Restricted Stock plan and two stock option plans, which provided for the granting of options to key employees. The Company accounts for its stock-based compensation plans in accordance with the provisions of the FASB Codification and recognizes compensation costs at fair value at the date of grant. Details of the plans are as follows:

Restricted Stock Plan—The Company has a Restricted Stock Plan (the Plan). Participants in the Plan are selected by the Compensation Committee of the Board of Directors from the eligible Participants to receive an annual award of restricted shares of Company common stock. The Compensation Committee has the power to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Plan; construe and interpret the Plan and any agreement or instrument entered into under the Plan as they apply to participants; establish, amend, or waive rules and regulations for the Plan’s administration as they apply to participants; and, subject to the provisions of the Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Plan. Awards fully vest over a period of four years at a rate of 25% each year.

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

Restricted shares issued for 2008 – 2010 in conjunction with the Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
2/6/08	15,540	$0.4
2/17/09	32,260	$0.7
2/5/10	12,520	$0.3

The compensation expense associated with the issuance of shares under the Plan is being recorded over the vesting period and was $0.5 million, $0.7 million and $0.5 million in 2010, 2009 and 2008, respectively. There were 29,521 and 33,727 non-vested shares under the Plan as of December 31, 2010 and 2009, respectively. The weighted average grant date fair value of these shares was $21.77 and $22.68, respectively. At December 31, 2010, there was approximately $0.8 million of total unrecognized compensation cost under the Plan which is expected to be recognized over approximately 2.5 years. There were 472 restricted shares forfeited under the Plan during 2010. There were no cancellations under the Plan during 2010.

Unitil Corporation 1998 Stock Option Plan—The “Unitil Corporation 1998 Stock Option Plan” became effective on December 11, 1998 and was terminated by the Board of Directors on January 16, 2003. The number of shares granted under this plan, as well as the terms and conditions of each grant, were determined by the Compensation Committee of the Board of Directors, subject to plan limitations. All options that were granted under this plan vested over a three-year period from the date of the grant, with 25% vesting on the first anniversary of the grant, 25% vesting on the second anniversary, and 50% vesting on the third anniversary. Under the terms of the plan, key employees were granted options to purchase the Company’s common stock at no less than 100% of the market price on the date the option is granted. All options had to be exercised no later than 10 years after the date on which they were granted.

There was no compensation expense associated with this plan in 2010, 2009 and 2008. The plan has remained in effect solely for the purposes of the continued administration of any options outstanding under the plan. No further grants of options have been made under this plan since it was terminated by the Board of Directors in 2003. As of December 31, 2010, 2009 and 2008, there was no aggregate intrinsic value of the options exercisable.

	2010		2009		2008
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Beginning Options Outstanding	63,500	$28.90	97,200	$27.16	107,000	$27.13
Options Granted	—	—	—	—	—	—
Options Exercised	—	—	—	—	(3,300)	$24.51
Options Forfeited/Expired	(30,500)	$32.17	(33,700)	$23.88	(6,500)	$27.99

Ending Options Outstanding	33,000	$25.88	63,500	$28.90	97,200	$27.16

Options Vested and Exercisable-end of year	33,000	$25.88	63,500	$28.90	97,200	$27.16

The following summarizes certain data for the options outstanding at December 31, 2010:

Range of Exercise Prices	Options Vested, Exercisable and Outstanding	Weighted Average Exercise Price	Remaining Contractual Life
$25.00-$29.99	33,000	$25.88	0.1 years

The remaining 33,000 options outstanding under the Plan at December 31, 2010 expired without being exercised.

Preferred Stock

Two of Unitil’s distribution companies, Unitil Energy and Fitchburg, have $2.0 million of preferred stock outstanding. At December 31, 2010, Unitil Energy has $0.2 million of 6.00% Series Non-Redeemable, Non-Cumulative Preferred Stock series outstanding and Fitchburg has two series of Redeemable, Cumulative Preferred Stock outstanding, $0.8 million of 5.125% Series and $1.0 million of 8.00% Series.

Fitchburg is required to offer to redeem annually a given number of shares of each series of Redeemable, Cumulative Preferred Stock and to purchase such shares that shall have been tendered by holders of the respective stock. In addition, Fitchburg may opt to redeem the Redeemable, Cumulative Preferred Stock at a given redemption price, plus accrued dividends.

The aggregate purchases of Redeemable, Cumulative Preferred Stock during 2010, 2009 and 2008 related to the annual redemption offer were $25,000, $26,000 and $21,200, respectively. The aggregate amount of sinking fund requirements of the Redeemable, Cumulative Preferred Stock for each of the five years following 2010 is $117,000 per year.

Earnings Per Share

The following table reconciles basic and diluted earnings per share.

(Millions except shares and per share data)	2010	2009	2008
Earnings Available to Common Shareholders	$9.5	$9.9	$9.6

Weighted Average Common Shares Outstanding—Basic (000’s)	10,823	9,647	5,830
Plus: Diluted Effect of Incremental Shares (000’s)	1	—	—
Weighted Average Common Shares Outstanding—Diluted (000’s)	10,824	9,647	5,830

Earnings per Share—Basic and Diluted	$0.88	$1.03	$1.65

Weighted average options to purchase 33,000, 63,500 and 97,200 shares of common stock were outstanding during 2010, 2009 and 2008, respectively, but were not included in the computation of Weighted Average Common Shares Outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. Additionally, 6,164, 28,963 and 15,985 weighted average non-vested restricted shares for 2010, 2009 and 2008, respectively, were not included in the above computation because the effect would have been antidilutive.

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

At December 31, 2010, there were no restrictions on Unitil’s Retained Earnings for the payment of common dividends. Unitil Energy, Fitchburg, Northern Utilities and Granite State pay dividends to their sole shareholder, Unitil Corporation, and these dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders.

Debt Repayment and Sinking Funds—The total aggregate amount of sinking fund payments relating to bond issues and normal scheduled long-term debt repayments amounted to $426,643, $393,946, and $363,755 in 2010, 2009, and 2008, respectively.

The aggregate amount of bond sinking fund requirements and normal scheduled long-term debt repayments for each of the five years following 2010 is: 2011 – $462,055; 2012 – $500,405; 2013 – $541,938; and 2014 – $2,486,919; and 2015 – 4,035,633, respectively.

Long-Term Debt Issuances

On March 2, 2010, both Unitil Energy and Northern Utilities closed long-term financings:

(i)	Unitil Energy closed $15,000,000 of First Mortgage Bonds, through a private placement marketing process to institutional investors. The First Mortgage Bonds have a coupon rate of 5.24% and have a final maturity of ten years. Unitil Energy used the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

(ii)	Northern Utilities closed $25,000,000 of Senior Unsecured Notes, through a private placement marketing process to institutional investors. The Senior Unsecured Notes have a coupon rate of 5.29% and have a final maturity of ten years. Northern Utilities used the net proceeds from this long-term financing to repay short-term debt and for general corporate purposes.

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

Fair Value of Long-Term Debt—Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield for December 2010. The carrying value of the Company’s long-term debt at December 31, 2010 is $288.8 million. The fair value of the Company’s long-term debt at December 31, 2010 is estimated to be approximately $313.8 million. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

Details on long-term debt at December 31, 2010 and 2009 are shown below:

	December 31,
Long-Term Debt (millions)	2010	2009
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0

Unitil Energy First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	—
8.49% Series, Due October 14, 2024	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0

Fitchburg Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	—
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0

Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	3.8	4.3

Total Long-Term Debt	288.8	249.3
Less: Current Portion	0.5	0.4

Total Long-Term Debt, Less Current Portion	$288.3	$248.9

Interest Expense, net—Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs, including carrying charges of $0.9 million and $1.1 million in 2010 and 2009, respectively, on deferred storm costs, which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

A summary of interest expense and interest income is provided in the following table:

Interest Expense, net (millions)
	2010	2009	2008
Interest Expense
Long-term Debt	$20.0	$18.2	$12.0
Short-term Debt	1.7	2.1	1.3
Regulatory Liabilities	0.3	0.3	0.1

Subtotal Interest Expense	22.0	20.6	13.4

Interest Income
Regulatory Assets	(3.5)	(3.6)	(2.5)
AFUDC (1) and Other	(0.4)	(1.2)	(0.4)

Subtotal Interest Income	(3.9)	(4.8)	(2.9)

Total Interest Expense, net	$18.1	$15.8	$10.5

(1)	AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. There was $66.8 million and $64.5 million in short-term debt outstanding through bank borrowings under the revolving credit facility at December 31, 2010 and December 31, 2009, respectively. The total amount of credit available under the Company’s revolving credit facility was $13.2 million and $15.5 million at December 31, 2010 and December 31, 2009, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of December 31, 2010 and December 31, 2009, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

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

The weighted average interest rates on all short-term borrowings were 2.3%, 3.4%, and 3.8% during 2010, 2009, and 2008, respectively.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $11.7 million and $10.0 million outstanding at December 31, 2010 and December 31, 2009, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2010, which is payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2010, 2009 and 2008 amounted to $1.0 million, $1.0 million and $0.6 million respectively. Fitchburg leases its operations facility in Fitchburg, Massachusetts under an operating lease, with a primary term through January 31, 2013. The lease agreement allows for three additional five-year renewal periods at the option of Fitchburg.

The following is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2010:

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2011	$1,178	$780
2012	1,086	469
2013	727	154
2014	484	60
2015	362	35
2016 – 2020	289	2

Total Payments	$4,126	$1,500

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of December 31, 2010, there were approximately $36.3 million of guarantees outstanding and the longest term guarantee extends through December 31, 2012. Of this amount, $12.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage management agreement, discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2010, the principal amount outstanding for the 8% Unitil Realty notes was $3.8 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million. The guarantee related to the Granite State notes will terminate if Granite State reorganizes and merges with and into Northern Utilities.

Note 5: Energy Supply

Natural Gas Supply

Unitil manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Fitchburg’s residential and C&I customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors. Many large and some medium C&I customers purchase their supplies from third-party suppliers, while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. Northern Utilities’ C&I natural gas customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically-adjusted rates and are included in Purchased Gas in the Consolidated Statements of Earnings.

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

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of LNG, to truck supplies to each storage facility within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 100,000 MMbtu per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.4 Bcf of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2010, 104 or 70% of Unitil’s largest New Hampshire customers, representing 24% of total New Hampshire electric energy sales, and 26 or 87% of Unitil’s largest Massachusetts customers, representing 36% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. The concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service energy supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Currently, all Basic Service power supply contracts for large general accounts are three months in duration and provide 100% of supply requirements. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Unitil Energy procures Default Service supply for its large general service accounts through competitive solicitations for power contracts of three months in duration for 100%

of supply requirements. Unitil Energy procures Default Service supply for its other customers through a series of two one-year contracts and two two-year contracts, each providing 25% of the total supply requirements of the group.

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

Electric Power Supply Divestiture

In connection with the restructuring of the electric industry, Unitil Power, Unitil Energy and Fitchburg divested and sold substantially their power supply portfolios consisting of long-term power supply contracts and ownership interests in generation assets. Unitil Power, Unitil Energy and Fitchburg recover in their rates all the costs associated with this divestiture and sale and have secured regulatory approval from the FERC, NHPUC and MDPU, respectively, for the recovery of stranded costs, including long term contract buyout agreements, and other restructuring-related regulatory assets. The companies have a continuing obligation to submit regulatory filings that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Note 6: Commitments and Contingencies

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in the fall of 2011. The Company continues to believe the suit is without merit and will defend itself vigorously.

Regulatory Matters

Overview (Unitil Energy, Fitchburg, and Northern Utilities)—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern

Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next one to four years, is $46.8 million as of December 31, 2010 including $13.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Fitchburg—Base Rate Case Filings—On January 14, 2011, Fitchburg filed a petition with the MDPU requesting approval of a comprehensive revenue decoupling proposals and for an increase in its electric and gas distribution rates. The Company’s revenue decoupling proposal is modeled closely on proposals already approved by the Department for other gas and electric utilities operating in the Commonwealth of Massachusetts and is intended to facilitate the achievement of important public policy objectives of fostering energy efficiency, conservation and protecting the environment. The proposed rates are scheduled to change in conjunction with the implementation of revenue decoupling and are subject to the review and approval of the MDPU.

In its rate filing the Company made a request for an increase of $7.1 million in its electric distribution rates, including the recovery of deferred emergency storm restoration costs. The Company also proposed a rate-impact mitigation alternative offset, in whole, the electric distribution rate increase with a corresponding decrease in its Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets, discussed above. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term. The Company’s filing included a request for an increase of $4.4 million in its gas distribution rates. The MDPU issued an order suspending and deferring the use of the rates until August 2, 2011, pending an investigation and analysis of the Company’s filing.

Granite State Gas Transmission, Inc.—Base Rate Case Filing—On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the FERC, which is Granite State’s first request for a rate change since its last general rate case in 1997. On July 30, 2010, the FERC ordered the rate increase to be effective on January 1, 2011, subject to refund and hearing and settlement procedures. On November 30, 2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues in the docket. The settlement provides for an increase of approximately $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

Unitil Energy Rate Case Filing—On April 15, 2010, Unitil Energy filed a proposed base rate increase of $10.1 million, an increase of 6.5 percent above present rates. In addition, Unitil Energy’s filing also included a proposed long-term rate plan establishing future rate step adjustments for utility plant investments and enhanced reliability and vegetation management program expenditures. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy of $5.2 million (annual) effective July 1, 2010 which is being collected by a uniform per kilowatt-hour (kWh) surcharge of $0.00438 on each of Unitil Energy’s current rate schedules. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered, July 1, 2010. The Company is currently engaged in settlement proceedings regarding the permanent rate level and a long-term rate plan. A hearing in this matter is scheduled for early February 2011.

Major Wind Storm—On February 25, 2010, a significant wind storm struck portions of the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including approximately 85% of the Unitil Energy’s customers. The Company spent approximately $7.4 million for the repair and replacement of electric distribution systems damaged during the storm, including $1.5 million related to capital construction and $5.9 million which has been deferred as a regulatory asset. Unitil Energy, in its base rate case filing discussed above, has requested recovery in rates for the costs associated with the emergency repair of its electric distribution system for damage caused by this storm.

Major Ice Storm—On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region. The Company spent approximately $24.0 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.6 million related to capital construction and $15.4 million which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. If the Company is unable to recover a significant amount of these deferred storm costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition or results of operations could be adversely affected.

On January 8, 2010, the NHPUC opened a docket to consider Unitil Energy’s response to the December 2008 Ice Storm, including the timing of its response, its restoration priorities and strategies and the procurement and allocation of its resources in New Hampshire and Massachusetts. On September 24, 2010, the NHPUC issued its final order in this matter and closed its investigation, accepting the NHPUC Staff’s report finding that Unitil Energy had acted reasonably.

On November 9, 2009, the NHPUC granted Unitil Energy’s petition to defer and record as a regulatory asset costs associated with electric distribution system damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s pending base rate case. The order clarified that the issues of the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are to be reviewed in the rate case. As of December 31, 2010, Unitil Energy has deferred approximately $2.2 million associated with the repair of its electric distribution system for future recovery in rates.

On December 30, 2009, the MDPU approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and confirmed that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. As of December 31, 2010, Fitchburg has deferred approximately $13.2 million associated with the repair of its electric distribution system for future recovery in rates.

The MDPU conducted an investigation of Fitchburg’s preparation for, and response to, the December 2008 Ice Storm during the first half of 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service, and ordered several remedial actions. First, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit, which is being performed by Jacobs Consultancy, Inc., began in the fourth quarter of 2010. Second, the MDPU directed Fitchburg to implement a series of operational and capital improvements which had been identified and recommended through the Company’s self-assessment review. All of these operational and capital improvements have either been completed or are being implemented, and remain subject to MDPU review. Finally, the MDPU noted that the costs incurred by Fitchburg for the December 2008 Ice Storm would be subject to review in Fitchburg’s next electric rate case, along with Fitchburg’s rate of return.

Fitchburg—Electric Operations—On November 24, 2010, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery continues through a Transition Charge Surcharge of $0.00400 per kWh. Changes to the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, and Net Metering Recovery Surcharge were proposed in other proceedings. The rates were approved effective January 1, 2011, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order on Fitchburg’s 2009 Annual Reconciliation Filing also remains pending.

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

Fitchburg—Gas Operations—On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed the gas procurement order to the Massachusetts SJC. Fitchburg believes that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. The Company filed its Initial brief in this matter on January 10, 2011. This appeal remains pending before the Massachusetts SJC.

Fitchburg—Other—On February 11, 2009, the Massachusetts SJC issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The Massachusetts SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The Massachusetts SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts singed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Three year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. Proposals to purchase long-term contracts for renewable energy and terms and conditions for purchasing supplier receivables are under review in a separately designated docket.

On March 1, 2010, Fitchburg submitted its annual filing to the MDPU of the 2009 Service Quality Reports for both its gas and electric divisions. On October 20, 2010, the MDPU issued its order with respect to Fitchburg’s gas division’s Report and noted that Fitchburg met or exceeded its established benchmarks in all Service Quality measures, that Fitchburg’s performance was consistent with the MDPU’s Service Quality Guidelines and Fitchburg’s Service Quality plan. An order on Fitchburg’s electric division’s Service Quality plan has not yet been issued and the matter remains pending.

Unitil Energy—Other—In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources (DER). An order approving a settlement agreement for a time-of-use pilot program was issued on February 26, 2010. On June 11, 2010, the NHPUC issued an order on the remaining two proposed projects and cost recovery. The NHPUC denied one of the two projects, citing that the costs outweighed the benefits but found the other project to be in the public interest. On November 1, 2010 Unitil Energy filed adjustments to base distribution rates to collect actual costs associated with authorized DER projects. This matter remains pending.

On June 17, 2010, Unitil Energy made its annual reconciliation and rate filing with the NHPUC under its restructuring plan, for rates effective August 1, 2010, including reconciliation of prior year costs and revenues. On July 30, 2010, the NHPUC approved the rate filing and reconciliation.

Northern Utilities—On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s consolidated balance sheet at December 31, 2010 was $0.7 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in portions of Northern Utilities’ Maine service areas. In an order issued on July 30, 2010, the MPUC approved a Settlement Agreement resolving this matter, filed on behalf of Northern Utilities, the Maine Office of the Public Advocate, and several state legislator intervenors, which was filed with the MPUC on July 6, 2010. Under the Agreement, Northern Utilities will proceed with a comprehensive upgrade and replacement program (the Program), which will provide for the systematic replacement of cast iron, wrought iron and bare steel pipe in Northern Utilities’ natural gas distribution system in Portland and Westbrook, Maine and the conversion of the system to intermediate pressure. The Agreement establishes the objective of completing the Program by the end of the 2024 construction season. Under the Agreement, the parties agreed to support a cost recovery mechanism that will provide for the timely recovery of prudently-incurred costs of the Program. The features of this cost recovery mechanism will be finalized during Northern Utilities’ next base rate case proceeding, which is anticipated to be filed in early 2011.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2010, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement,

Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. In addition, Fitchburg has filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and expects to receive these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution for the Sawyer Passway site, including alternatives for re-use of the site. Included on the Company’s Consolidated Balance Sheet at December 31, 2010 and 2009 in Environmental Obligations are accrued liabilities totaling $12.0 million and $12.0 million, respectively, related to estimated future clean up costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

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

Include in the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009 are current and non-current accrued liabilities totaling $2.6 million and $2.5 million, respectively, associated with Northern Utilities environmental remediation obligations for these former MGP sites. A corresponding Regulatory Asset was recorded to reflect that the recovery of these environmental remediation cost is probable through the regulatory process.

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

The following table shows the balances and activity in the Company’s liability for Environmental Obligations for 2010.

ENVIRONMENTAL OBLIGATIONS

(Millions)	December 31,
	2010	2009
Total Environmental Obligations—Balance at Beginning of Period	$14.5	$12.7
Changes in Estimates	0.2	1.8
Liabilities Assumed	—	—
Payments/Reductions	0.1	—

Total Environmental Obligations—Balance at End of Period	14.6	14.5
Less: Current Portion (1)	0.1	0.2

Environmental Obligations—noncurrent—Balance at End of Period	$14.5	$14.3

(1)	Reflects amounts included in Other Current Liabilities on the Company’s Consolidated Balance Sheets.

Note 7: Bad Debts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2010, 2009 and 2008, the Company recorded provisions for the energy commodity portion of bad debts of $1.4 million, $1.9 million and $2.1 million, respectively. These provisions were recognized in Purchased Electricity and Purchased Gas expense as the associated electric and gas utility revenues were billed. Purchased Electricity and Purchased Gas costs are recovered from customers through periodic rate reconciling mechanisms.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2008—2010 ($ millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	(a) Other	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2010
Electric	$1.7	$—	$2.0	$0.2	$2.1	$1.8
Gas	0.7	—	2.5	0.4	2.9	0.7
Other	0.1	—	—	—	—	0.1

	$2.5	$—	$4.5	$0.6	$5.0	$2.6

Year Ended December 31, 2009
Electric	$1.1	$—	$2.3	$0.2	$1.9	$1.7
Gas	1.8	0.5	1.4	0.3	3.3	0.7
Other	0.1	—	—	—	—	0.1

	$3.0	$0.5	$3.7	$0.5	$5.2	$2.5

Year Ended December 31, 2008
Electric	$1.0	$—	$2.2	$0.2	$2.3	$1.1
Gas	0.2	1.4	1.4	0.2	1.4	1.8
Other	0.1	—	—	—	—	0.1

	$1.3	$1.4	$3.6	$0.4	$3.7	$3.0

(a)	Includes Allowance for Doubtful Accounts of Northern Utilities and Granite State, which were acquired on December 1, 2008.

Note 8: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2010, 2009 and 2008 are shown in the table below:

	($000’s)
	2010	2009	2008
Current Federal Tax Provision (Benefit)
Current Benefit of Operating Loss Carrybacks	$(6,026)	$(3,226)	$(2,914)

Total Current Federal Tax Provision (Benefit)	(6,026)	(3,226)	(2,914)

Deferred Federal Tax Provision (Benefit)
Utility Plant Differences	11,821	8,716	5,159
Net Operating Loss Carryforwards	(5,520)	—	—
Regulatory Assets and Liabilities	3,338	(1,308)	1,534
Other, net	(480)	(120)	121

Total Deferred Federal Tax Provision (Benefit)	9,159	7,288	6,814

Total Federal Tax Provision	3,133	4,062	3,900

State
Current	28	1,578	123
Deferred	1,303	(218)	592

Total State Tax Provision	1,331	1,360	715

Total Provision for Federal and State Income Taxes	$4,464	$5,422	$4,615

The differences between the Company’s provisions for Income Taxes, including the provision for Business Enterprise taxes, and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2010	2009	2008
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, Net	6	6	5
Utility Plant Differences	(7)	(3)	(6)
Other, Net	(1)	(1)	(1)

Effective Income Tax Rate	32%	36%	32%

Temporary differences, including the effect of deferred tax accounting on utility plant differences and accrued revenue regulatory assets, which gave rise to deferred tax assets and liabilities, are shown below:

Deferred Income Taxes (000’s)	2010	2009
Depreciation and Utility Plant	$44,608	$30,318
Net Operating Loss Carryforwards	(8,567)	—
AMT Tax Credit Carryforwards	(1,366)	—
Regulatory Assets/Liabilities & Mechanisms	33,421	29,094
Retirement Benefit Obligations	(25,155)	(22,537)
Other, net	883	2,896

Total Deferred Income Tax Liabilities	$43,824	$39,771

The Company is subject to Federal and State income taxes as well as various other business taxes. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known.

Concurrent with filing its 2009 Federal income tax return in September of 2010, the Company changed its method of tax accounting for certain construction-related costs previously capitalized as depreciable assets, to account for those expenditures as repairs expense deductions under Sections 162 and 263(a) of the Internal Revenue Code (IRC). In applying the new tax accounting method, certain costs which were previously capitalized and recognized as depreciation deductions over various useful lives for tax accounting purposes are now to be deducted in the year incurred.

The Company applied the tax accounting method change retroactively for additional deductions of $23.9 million in its Federal Income Tax return filing for the year ended December 31, 2009 which resulted in a 2009 net operating loss (NOL) of $26.5 million. As a result, the Company recognized NOL carrybacks against its Federal Income Tax returns for the years ended December 31, 2004, 2005, and 2007 in the amounts of $1.1 million, $12.8 million, and $9.6 million, respectively. The carryback of the 2009 NOL resulted in current tax refunds of $7.5 million and remaining unused NOL and Alternative Minimum Tax (AMT) credit carryforwards of $3.0 million and $1.4 million respectively.

According to IRC rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the Internal Revenue Service (IRS) and attorneys of the Joint Committee. The Company expects to receive notice of examination for the 2009 Federal Income Tax return filings under the Joint Committee rules. The Company remains subject to examination by Federal, Maine, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2008; and December 31, 2007.

In its Federal Income Tax return filings for the year ended December 31, 2008, the Company recognized NOL carrybacks against its Federal Income Tax returns for the years ended December 31, 2006 and 2007 in the amounts of $5.0 million and $6.7 million, respectively. These NOL carrybacks resulted in a refund to the Company of $4.0 million which was received in November 2009. As a result, on December 30, 2009, the Company received notice that its Federal Income Tax return filings for the years ended December 31, 2006, December 31, 2007, and December 31, 2008 were under examination by the IRS. The IRS has performed all fieldwork procedures and the company and the IRS have entered into a settlement, pending approval of the Joint Committee, for certain timing items deducted in previous years to be deducted in the Federal Income Tax return filings for year ended December 31, 2009. As a result of the settlement, in November 2010 the Company paid $0.2 million and $1.5 million for tax years 2006 and 2007, respectively. The amount paid included interest of $0.1 million and $0.1 million for tax years 2006 and 2007, respectively which is recorded in Interest Expense, Net for 2010 in the Consolidated Statements of Earnings.

In total at December 31, 2010, the Company had generated NOL carryforwards for income tax purposes of $8.5 million that will expire in 2011 through 2030, if not utilized. In addition, at December 31, 2010, the Company had $1.4 million of AMT credit carryforwards to offset future AMT indefinitely.

The Company evaluated its tax positions at December 31, 2010 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months.

Note 9: Segment Information

Unitil reports four segments: utility electric operations, utility gas operations, other, and non-regulated. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capitol regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston- Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.

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

Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource) are wholly-owned subsidiaries of Unitil Resources. Usource provides brokering and advisory services to large commercial and industrial customers in the northeastern United States. Unitil Realty and Unitil Service provide centralized facilities, operations and administrative services to support the affiliated Unitil companies. Unitil Resources and Usource are included in the Non-Regulated column below.

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

The following table provides significant segment financial data for the years ended December 31, 2010, 2009 and 2008 (Millions):

Year Ended December 31, 2010	Electric	Gas	Other	Non- Regulated	Total

Revenues	$203.7	$150.1	$—	$4.6	$358.4

Interest Income	3.2	0.5	0.2	0.1	4.0

Interest Expense	9.6	10.5	2.0	—	22.1

Depreciation & Amortization Expense	13.9	14.2	0.8	—	28.9

Income Tax Expense (Benefit)	3.7	(0.7)	0.5	1.0	4.5

Segment Profit (Loss)	8.0	1.4	(1.4)	1.5	9.5

Segment Assets	377.7	370.8	5.7	5.4	759.6

Capital Expenditures	19.8	27.4	2.4	—	49.6

Year Ended December 31, 2009

Revenues	$209.9	$152.8	$—	$4.3	$367.0

Interest Income	3.6	0.5	0.7	—	4.8

Interest Expense	9.1	9.7	1.8	—	20.6

Depreciation & Amortization Expense	14.0	12.8	0.6	—	27.4

Income Tax Expense (Benefit)	2.4	1.9	0.1	1.0	5.4

Segment Profit (Loss)	4.9	3.3	0.1	1.6	9.9

Segment Assets	365.6	349.7	7.3	2.6	725.2

Capital Expenditures	27.7	30.0	1.0	—	58.7

Year Ended December 31, 2008

Revenues	$227.5	$56.9	$—	$3.8	$288.2

Interest Income	2.2	0.1	0.3	—	2.6

Interest Expense	8.7	2.3	2.1	—	13.1

Depreciation & Amortization Expense	13.1	5.2	0.8	—	19.1

Income Tax Expense (Benefit)	1.9	2.6	(0.1)	0.2	4.6

Segment Profit (Loss)	5.2	4.3	(0.2)	0.3	9.6

Segment Assets	372.2	350.9	9.1	1.0	733.2

Capital Expenditures	19.7	7.6	1.0	—	28.3

Note 10: Retirement Benefit Plans

The Company sponsors the following retirement benefit plans to provide certain pension and postretirement benefits for its retirees and current employees as follows:

•

The Unitil Corporation Retirement Plan (Pension Plan)—The Pension Plan is a defined benefit pension plan. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service. In September 2009, the Company amended the Pension Plan as follows:

•	The Pension Plan was closed to non-union employees hired on or after January 1, 2010.

•	All non-union employees hired before January 1, 2010 had a choice of either:

•	Remaining in the Pension Plan with the existing set of benefits, or

•

Electing to move to Unitil Corporation’s enhanced Tax Deferred Savings and Investment Plan. Non-union employees who elected this option received a frozen benefit from the existing Pension Plan for all of the benefits that they had accrued to December 31, 2009. This frozen benefit will not grow with future salary increases or future service. Non-union employees who elected this option will receive an enhanced employer matching contribution as well as a Company contribution in the Unitil Corporation Tax Deferred Savings and Investment Plan.

•	Union employees were not affected by this amendment.

In September 2010, the Company amended the Pension Plan as follows:

•	The Pension Plan was closed to United Steelworker Local 12012-6 employees hired on or after January 1, 2011.

•	All United Steelworker Local 12012-6 employees hired before January 1, 2011 had a choice of either:

•	Remaining in the Pension Plan with the existing set of benefits, or

•

Electing to move to Unitil Corporation’s enhanced Tax Deferred Savings and Investment Plan. The United Steelworker Local 12012-6 employees who elected this option received a frozen benefit from the existing Pension Plan for all of the benefits that they had accrued to December 31, 2010. This frozen benefit will not grow with future salary increases or future service. The employees who elected this option will receive an enhanced employer matching contribution as well as a Company contribution in the Unitil Corporation Tax Deferred Savings and Investment Plan.

•	All other union employees were not affected by this amendment.

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

Changes to United Steelworker Local 12012-6 Benefits

A new Collective Bargaining Agreement (“Agreement”) was entered into between Northern Utilities, Inc. and United Steelworker Local 12012-6 (“USW”) for the period June 6, 2010 through June 5, 2014. Included in the Agreement were changes to retiree medical benefits under the Plan. These changes are as follows:

•

Retirees under sixty-five (65) years and their dependents will be covered by the medical benefits provided by the PBOP Plan. Early retirees will be responsible for contributing 20% of the premium for medical insurance for themselves and their dependents until age sixty-five (65).

•	Retirees over sixty-five (65) years will be covered by a Supplement to Medicare Plan and will be responsible for a 20% premium cost sharing.

•	For all employees hired on or after June 6, 2010, no post-65 retiree medical coverage will be provided.

These above-referenced retiree medical provisions were effective June 6, 2010.

Changes to Non-Union Employee Benefits

In September 2009, the Company announced the following PBOP Plan changes, effective January 1, 2010, for non-union employees:

•	Employees who retire on or after January 1, 2010 will pay 20% of the cost of their retiree medical benefits.

•	Employees who retire on or after January 1, 2010 will not receive any cash payments towards their Medicare premiums.

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

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan costs for years ended December 31:	2010	2009	2008
Discount Rate (1)	5.75%	6.25%	6.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%	8.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$728	$735	$675
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(565)	$(576)	$(531)

(1)

As a result of the changes to the PBOP Plan in September 2009 discussed above, the Company was required to update the discount rate used in determining the PBOP Plan costs for the remainder of 2009. Based on the market rates for long-term bonds at that time, the Company assumed a discount rate of 5.50% for the PBOP Plan from September through December of 2009.

Used to Determine Benefit Obligations at December 31:
Discount Rate	5.35%	5.75%	6.25%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2017	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$7,530	$5,887	$6,084
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(5,997)	$(4,704)	$(4,890)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For 2010, 2009 and 2008, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000, $300,000 and $200,000, respectively, in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2010, 2009 and 2008 was 3.50%, based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan			PBOP Plan			SERP
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Service Cost	$2,608	$2,282	$1,979	$1,466	$1,417	$1,447	$285	$217	$150

Interest Cost	4,457	4,294	3,800	2,016	2,269	2,212	227	181	126

Expected Return on Plan Assets	(4,181)	(4,432)	(4,390)	(599)	(440)	(325)	—	—	—

Prior Service Cost Amortization	253	264	119	1,579	1,634	1,390	2	(2)	(1)

Transition Obligation Amortization	—	—	—	21	21	21	—	—	—

Curtailment Loss	41	32	—	—	—	—	—	—	—

Actuarial Loss Amortization	2,406	1,598	1,274	—	—	—	133	70	24

Sub-total	5,584	4,038	2,782	4,483	4,901	4,745	647	466	299

Amounts Capitalized and Deferred	(2,240)	(1,409)	(893)	(1,183)	(1,642)	(1,872)	—	—	—

NPBC Recognized	$3,344	$2,629	$1,889	$3,300	$3,259	$2,873	$647	$466	$299

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs over the next fiscal year is $3.4 million, $1.7 million and $0.1 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2010, 2009 and 2008 before capitalization and deferral was $5.6 million, $4.0 million and $2.8 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2010, 2009 and 2008 would have been $6.2 million, $6.3 million and $2.9 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status ($000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2010	2009	2010	2009	2010	2009

Plan Assets at Beginning of Year	$47,082	$39,124	$6,306	$4,361	$—	$—

Actual Return on Plan Assets	5,901	8,017	922	874	—	—

Employer Contributions	4,302	4,227	3,482	2,800	53	53

Participant Contributions	—	—	—	2	—	—

Acquired Plan Assets	—	(544)	—	—	—	—

Benefits Paid	(3,185)	(3,742)	(1,848)	(1,731)	(53)	(53)

Plan Assets at End of Year	$54,100	$47,082	$8,862	$6,306	$—	$—

Change in PBO:

PBO at Beginning of Year	$79,288	$70,386	$35,694	$37,655	$3,979	$2,930

Service Cost	2,608	2,282	1,466	1,417	285	217

Interest Cost	4,457	4,294	2,016	2,269	227	181

Participant Contributions	—	—	—	2	—	—

Plan Amendments	—	—	1,683	(2,382)	138	—

Estimated Acquired Obligations	—	—	—	—	—	—

Curtailment Gain	(1)	(599)	—	—	—	—

Benefits Paid	(3,185)	(3,742)	(1,848)	(1,731)	(53)	(53)

Actuarial (Gain) or Loss	6,226	6,667	4,333	(1,536)	(313)	704

PBO at End of Year	$89,393	$79,288	$43,344	$35,694	$4,263	$3,979

Funded Status: Assets vs PBO	$(35,293)	$(32,206)	$(34,482)	$(29,388)	$(4,263)	$(3,979)

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of their retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets of $47.1 million and $43.7 million at December 31, 2010 and 2009, respectively, to recognize the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $78.4 million and $69.0 million as of December 31, 2010 and 2009, respectively. The ABO for the SERP was $0.5 million and $0.5 million as of December 31, 2010 and 2009, respectively. For the PBOP Plan, the ABO and PBO are the same.

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA were new minimum funding rules which went into effect for plan years beginning in 2008. The funding target was 100% of a plan’s liability (as determined under the PPA) with any shortfall amortized over seven years, with lower (92% – 100%) funding targets available to well-funded plans during the transition period. Due to the significant declines in the valuation of capital markets during 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (Recovery Act) was signed into law on December 23, 2008. Included in the Recovery Act are temporary modifications to the minimum funding rules set forth in the PPA such that all plans, except those that were subject to deficit reduction contribution requirements in 2007, are allowed to amortize any shortfall from the lower funding targets, rather than the 100% target, for the 2008 – 2010 plan years. The Company’s Pension Plan was 80% funded under the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as of January 1, 2010 which resulted in a shortfall of $10.2 million. This shortfall is being amortized over seven years with annual payments of $1.7 million, beginning in 2010. The $1.7 million payment for 2010 is included in the Employer Contributions amount shown in the table below. On June 25, 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (Relief Act) was signed into law. The pension relief portion of the Relief Act provides two alternative shortfall amortization periods to the seven year amortization period required under the PPA. The Company has evaluated the two alternative shortfall amortization periods under the Relief Act and made the decision to continue with the seven year amortization period. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2011 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions and benefit payments ($000’s). There were no participant contributions.

	Pension Plan			PBOP Plan			SERP
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Employer Contributions	$4,302	$4,227	$2,800	$3,482	$2,800	$2,700	$53	$53	$59
Benefit Payments	$3,185	$3,742	$2,796	$1,848	$1,731	$1,699	$53	$53	$59

The following table represents estimated future benefit payments ($000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2011	$3,740	$1,512	$52
2012	3,958	1,613	51
2013	4,144	1,710	320
2014	4,365	1,824	318
2015	4,525	1,939	317
2016 - 2020	$26,922	$11,327	$1,555

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

Pension Plan	Target Allocation 2011	Actual Allocation at December 31,
		2010	2009	2008
Equity Securities	57%	58%	59%	54%
Debt Securities	43%	42%	40%	35%
Other	0%	0%	1%	11%

Total		100%	100%	100%

	Target Allocation 2011	Actual Allocation at December 31,
PBOP Plan		2010	2009	2008
Equity Securities	55%	56%	56%	56%
Debt Securities	45%	44%	44%	44%

Total		100%	100%	100%

(1)	Represents investments in Money Market Funds.

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 8.50% for 2010. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

The FASB Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are described below:

Level 1 – Inputs	are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Valuations	based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Prices	or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Valuation Techniques

There have been no changes in the valuation techniques used during the current period.

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2010 and 2009 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Mutual Funds:
Balanced Funds	$31,625	$31,625	$—	$—
Fixed Income Funds	22,475	22,475

Total Assets	$54,100	$54,100	$—	$—

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension Plan Assets:
Mutual Funds:
Balanced Funds	$27,706	$27,706	$—	$—
Fixed Income Funds	18,961	18,961	—	—

Total Mutual Funds	$46,667	$46,667	—	—
Cash Equivalents	415	415	—	—

Total Assets	$47,082	$47,082	$—	$—

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2010 and 2009 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$3,936	$3,936	$—	$—
Index Funds	3,580	3,580
Balanced Funds	1,346	1,346

Total Assets	$8,862	$8,862	$—	$—

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$2,776	$2,776	$—	$—
Index Funds	2,582	2,582
Balanced Funds	948	948

Total Assets	$6,306	$6,306	$—	$—

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

•

New non-union employees will be automatically enrolled in the 401(k) Plan following the completion of 1,000 hours of service, with the automatic contribution rate of 3%. This contribution rate will automatically increase by 1% on January 1 of each year until the non-union employee’s contribution is 10% of pay. Non-union employees may elect to opt-out of the automatic enrollment and/or automatic increase features of the enhanced 401(k) Plan.

The Company’s contributions to the 401(k) Plan were $980,000, $671,000 and $542,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 11: Quarterly Financial Information (unaudited; Millions, except per share data)

Quarterly earnings per share may not agree with the annual amounts due to rounding and the impact of additional common share issuances. Basic and Diluted Earnings per Share are the same for the periods presented.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Total Operating Revenues	$113.0	$135.6	$71.4	$71.5	$76.1	$70.4	$97.9	$89.5
Operating Income	$10.9	$13.9	$2.7	$4.2	$4.6	$3.4	$9.8	$4.6
Net Income (Loss) Applicable to Common	$6.5	$9.1	$(2.1)	$0.2	$(0.1)	$(0.6)	$5.2	$1.2

	Per Share Data:
Earnings Per Common Share	$0.61	$1.14	$(0.19)	$0.03	$(0.01)	$(0.06)	$0.48	$0.11
Dividends Paid Per Common Share	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 21, 2010, the Company was notified that effective July 20, 2010, McGladrey & Pullen, LLP (McGladrey) acquired certain assets of Caturano and Company, Inc. (formerly Caturano and Company, P.C.), the Company’s independent registered public accounting firm (Caturano) and substantially all of the officers and employees of Caturano joined McGladrey. As a result, Caturano resigned as the independent registered public accounting firm for the Company and McGladrey was appointed by the Audit Committee of the Company’s Board of Directors as the Company’s new independent registered public accounting firm on September 22, 2010.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2010 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2010.

McGladrey and Pullen, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this Item is set forth in Part I, Item 1 of this Form 10-K and in the “Proposal I: Election of Directors” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011. Information regarding the Company’s Audit Committee is set forth in the “Corporate Governance and Policies of the Board” and “Committees of the Board” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” and “As to the Election of Directors” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011, as well as the Equity Compensation Plan Benefit Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Transactions with Related Persons” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Principal Accountant Fees and Services” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 21, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2010 and 2009

•	Consolidated Statements of Earnings for the years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of the Company.	Exhibit 3.1 to Form S-14 Registration Statement 2-93769

3.2	Articles of Amendment to the Articles of Incorporation Filed on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991

3.3	Articles of Amendment to the Articles of Incorporation Filed on September 23, 2008.	Exhibit 3.3 to Form S-3/A dated November 25, 2008

3.4	By-laws of the Company.	Exhibit 4 to Form S-8 Registration Statement 333-73327

3.5	Articles of Exchange of Concord Electric Company (CECo), Exeter & Hampton Electric Company (E&H) and the Company.	Exhibit 3.3 to 10-K for 1984

3.6	Articles of Exchange of CECo, E&H, and the Company—Stipulation of the Parties Relative to Recordation and Effective Date.	Exhibit 3.4 to Form 10-K for 1984

3.7	The Agreement and Plan of Merger dated March 1, 1989 among the Company, Fitchburg Gas and Electric Light Company (Fitchburg) and UMC Electric Co., Inc. (UMC).	Exhibit 25(b) to Form 8-K dated March 1, 1989

3.8	Amendment No. 1 to The Agreement and Plan of Merger dated March 1, 1989 among the Company, Fitchburg and UMC.	Exhibit 28(b) to Form 8-K dated December 14, 1989

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002

Exhibit Number	Description of Exhibit	Reference*
4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2028.	Exhibit 4.25 to Form 10-K for 1999

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993

10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008

Exhibit Number	Description of Exhibit	Reference*
10.7***	Unitil Corporation 1998 Stock Option Plan.	Exhibit 10.12 to Form 10-K for 1998

10.8***	Amended and Restated Unitil Corporation Management Incentive Plan effective as of June 19, 2008 as further amended on December 1, 2008.	Exhibit 10.8 to Form 10-K for 2008

10.9	Entitlement Sale and Administrative Service Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999

10.10***	Unitil Corporation 2003 Restricted Stock Plan.	Exhibit 10.16 to Form 10-K for 2002

10.11	Portfolio Sale and Assignment and Transition Service and Default Service Supply Agreement By and Among Unitil Power Corp., Unitil Energy Systems, Inc. and Mirant Americas Energy Marketing, LP.	Exhibit 10.17 to Form 10-K for 2002

10.12	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004

10.13***	Amended and Restated Employment Agreement effective as of November 1, 2009 by and between Unitil Corporation and Robert G. Schoenberger.	Exhibit 10.1 to Form 8-K dated September 23, 2009

10.14	Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008.	Exhibit 10.1 to Form 8-K dated November 26, 2008

10.15	Amendment Agreement dated as of January 2, 2009 to the Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008.	Exhibit 10.1 to Form 8-K dated January 2, 2009

10.16	Amendment Agreement dated as of October 13, 2009 to the Credit Agreement between Unitil Corporation and Bank of America, N.A. dated November 26, 2008.	Exhibit 10.1 to Form 8-K dated October 13, 2009

10.17	Fourth Amendment Agreement dated October 8, 2010 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.5 to Form 8-K dated October 8, 2010

10.18	Credit Agreement between Unitil Corporation and Royal Bank of Canada dated December 1, 2008.	Exhibit 10.2 to Form 8-K dated November 26, 2008

10.19	Transition Services Agreement between Unitil Corporation and NiSource, Inc. dated December 1, 2008.	Exhibit 10.3 to Form 8-K dated November 26, 2008

10.20	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008

10.21	Unitil Corporation—Compensation of Directors.	Filed herewith

11.1	Statement Re: Computation in Support of Earnings per Share For the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

16.1	Letter Re: Change in Certifying Accountant	Exhibit 16.1 to Form 8-K dated September 22, 2010

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated February 3, 2011 Announcing Earnings for the Quarter and Year Ended December 31, 2010.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 3, 2011	By	/s/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	February 3, 2011

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	February 3, 2011

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	February 3, 2011

/S/ MICHAEL J. DALTON Michael J. Dalton	Director	February 3, 2011

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	February 3, 2011

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	February 3, 2011

/S/ WILLIAM D. ADAMS William D. Adams	Director	February 3, 2011

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	February 3, 2011

/S/ EBEN S. MOULTON Eben S. Moulton	Director	February 3, 2011

/S/ DAVID P. BROWNELL David P. Brownell	Director	February 3, 2011

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 3, 2011

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 3, 2011

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	February 3, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.21	Unitil Corporation—Compensation of Directors

11.1	Computation in Support of Earnings per Share

12.1	Computation in Support of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1-31.3	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unitil Corporation Press Release Dated February 3, 2011 Announcing Earnings for the Quarter and Year Ended December 31, 2010.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.