Form 10-Q
period 2011-03-31
UNITIL CORP
filed 2011-04-26
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, No par value	10,925,573 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, Inc. (Northern Utilities), a natural gas distribution utility serving customers in New Hampshire and Maine, from Bay State Gas Company and (ii) all of the outstanding capital stock of Granite State Gas Transmission, Inc. (Granite State), an interstate gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (the Acquisitions).

Unitil’s principal business is the local distribution of electricity and natural gas throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

i)	Unitil Energy Systems, Inc. (Unitil Energy), which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord;

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

In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company, operating 87 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north.

Unitil had an investment in Net Utility Plant of $476.0 million at March 31, 2011. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite.

Unitil also conducts non-regulated operations principally through Usource Inc. and Usource L.L.C. (collectively, “Usource”), which is wholly-owned by Unitil Resources Inc., a wholly-owned subsidiary of Unitil. Usource provides energy brokering and advisory services to large commercial and industrial customers primarily n the northeastern United States. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

RATES AND REGULATION

Rate Case Activity

On April 15, 2010, Unitil Energy filed for a distribution base rate increase of $10.1 million. The Company’s filing also included a proposed long-term rate plan establishing step adjustments for future utility plant investments and enhanced reliability and vegetation management programs. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy of $5.2 million effective July 1, 2010. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered. The Company has filed a settlement agreement with the NHPUC and is expecting an order on a permanent rate plan on or before May 1, 2011.

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

Northern Utilities, the Company’s gas distribution utility operating in New Hampshire and Maine, is currently planning to file base rate cases for both its New Hampshire and Maine divisions in the second quarter of 2011.The Company will announce the amount of the requested rate increases and other related information after the filing of the distribution base rate cases.

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

The regulatory process in both New Hampshire and Maine, in connection with those states’ approvals of the Acquisitions, included the negotiation and filing of settlement agreements reflecting commitments by Unitil with respect to Northern Utilities’ rates, customer service and operations. The settlement agreements were separately negotiated and filed in each state but reflect a number of common features. For additional discussion, please refer to Unitil’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 3, 2011.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2011 and March 31, 2010 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company’s results are expected to reflect the seasonal nature of the natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $8.7 million for the first quarter of 2011, an increase of $2.2 million over the first quarter of 2010. Earnings per common share (EPS) were $0.81 for the first quarter of 2011, an improvement of $0.20 per share over the first quarter of 2010.

Natural gas sales margin increased $3.6 million in the three months ended March 31, 2011 compared to the same period in 2010 reflecting higher sales volumes. Total therm sales of natural gas increased 12.7% in the three months ended March 31, 2011 compared to the same period in 2010, reflecting the effect of colder winter weather in the first quarter of 2011 compared to 2010 as well as higher usage by our large Commercial & Industrial (C&I) customers. Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased by 9.5% in the three months ended March 31, 2011 compared to the same period in 2010.

Electric sales margin increased $2.0 million in the three months ended March 31, 2011 compared to the same period in 2010, reflecting higher electric kilowatt-hour (kWh) sales and an electric rate increase implemented in July 2010 for Unitil Energy, the Company’s New Hampshire electric operating utility.

Total (kWh) sales increased 4.9% in the three months ended March 31, 2011 compared to the first quarter of 2010, reflecting an improving economy and the effect of colder winter weather in the first quarter of 2011 compared to 2010. As discussed above, Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, kWh sales in the three months ended March 31, 2011 increased 3.6% compared to the same period in 2010.

Operation & Maintenance (O&M) expenses increased $0.8 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase in O&M expenses primarily reflects higher utility operating costs, higher professional fees and higher employee and retiree benefit costs, partially offset by the receipt of proceeds from an insurance settlement.

Depreciation and Amortization expense increased $0.8 million in the three months ended March 31, 2011 compared to the same period in 2010, reflecting higher depreciation on normal utility plant additions and higher amortization in the current period.

Federal and State Income Taxes increased by $1.5 million in the three months ended March 31, 2011 compared to the same period in 2010 due to higher pre-tax earnings in 2011 compared to 2010.

All other expenses increased $0.2 million in the three months ended March 31, 2011 compared to the same period in 2010, primarily reflecting higher property taxes.

Interest Expense, net increased $0.3 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase is primarily due to the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010.

Usource, our non-regulated energy brokering business, recorded revenues of $1.3 million in the first quarter of 2011, an increase of $0.2 million compared to the first quarter of 2010.

In 2010, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2011 and March, 2011 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2011 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 12.7% in the three months ended March 31, 2011 compared to the same period in 2010, reflecting increases of 11.8% and 13.0% in sales to residential and C&I customers, respectively. The increase in gas therm sales in the Company’s utility service territories reflects the effect of colder winter weather in the first quarter of 2011 compared to 2010 as well as higher usage by our large C&I customers. Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased 9.5% in the three months ended March 31, 2011 compared to the same period in 2010.

The following table details total firm therm sales for the three months ended March 31, 2011 and 2010, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2011	2010	Change	% Change
Residential	19.9	17.8	2.1	11.8%
Commercial/Industrial	61.7	54.6	7.1	13.0%

Total	81.6	72.4	9.2	12.7%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2011 and 2010:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2011	2010	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$28.0	$25.8	$2.2	3.6%
Commercial / Industrial	37.9	35.3	2.6	4.3%

Total Gas Operating Revenue	$65.9	$61.1	$4.8	7.9%

Cost of Gas Sales:
Purchased Gas	$40.5	$39.1	$1.4	2.3%
Conservation & Load Management	0.6	0.8	(0.2)	(0.3%)

Total Cost of Gas Sales	$41.1	$39.9	$1.2	2.0%

Gas Sales Margin	$24.8	$21.2	$3.6	5.9%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $4.8 million, or 7.9%, in the three months ended March 31, 2011 compared to the same period in 2010. Total Gas Operating Revenues include the recovery of the approved cost of sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the first quarter of 2011 reflects higher Purchased Gas costs of $1.4 million and higher gas sales margin of $3.6 million, partially offset by lower C&LM revenues of $0.2 million.

The Purchased Gas and C&LM component of Gas Operating Revenues increased $1.2 million, or 2.0%, of Total Gas Operating Revenue in the three months ended March 31, 2011 compared to the same period in 2010. The increase reflects higher sales of natural gas, discussed above, partially offset by lower natural gas commodity prices, an increase in the amount of natural gas purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. Purchased Gas revenues include the recovery of the approved cost of gas supply as well as other energy supply related costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $3.6 million in the three months ended March 31, 2011 compared to the same period in 2010. This increase was driven by the higher sales of natural gas, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2011, Unitil’s total electric kWh sales increased 4.9% compared to the first quarter of 2010. Sales to residential and C&I customers increased 6.5% and 3.7%, respectively, in the first quarter of 2011 compared to the same period in 2010, reflecting an improving economy and the effect of colder winter weather in the first quarter of 2011 compared to 2010. As discussed above, Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, kWh sales increased 3.6% in the three months ended March 31, 2011 compared to the same period in 2010.

The following table details total kWh sales for the three months ended March 31, 2011 and 2010 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2011	2010	Change	% Change
Residential	189.2	177.7	11.5	6.5%
Commercial/Industrial	246.3	237.5	8.8	3.7%

Total	435.5	415.2	20.3	4.9%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2011 and 2010:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2011	2010	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$27.0	$28.1	$(1.1)	(2.2%)
Commercial / Industrial	21.2	22.7	(1.5)	(3.0%)

Total Electric Operating Revenue	$48.2	$50.8	$(2.6)	(5.2%)

Cost of Electric Sales:
Purchased Electricity	$31.2	$35.8	$(4.6)	(9.1%)
Conservation & Load Management	0.9	0.9	—	—

Total Cost of Electric Sales	$32.1	$36.7	$(4.6)	(9.1%)

Electric Sales Margin	$16.1	$14.1	$2.0	3.9%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenues decreased by $2.6 million, or 5.2%, in the three months ended March 31, 2011 compared to the same period in 2010. Total Electric Operating Revenues include the recovery of approved costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the three months ended March 31, 2011 reflects lower Purchased Electricity costs of $4.6 million, partially offset by higher sales margin of $2.0 million.

The Purchased Electricity and C&LM component of Total Electric Operating Revenues decreased $4.6 million, or 9.1%, of Total Electric Operating Revenue in the three months ended March 31, 2011 compared to the same period in 2010, reflecting an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity costs, partially offset by increased kWh sales. Purchased Electricity revenues include the recovery of the approved cost of electric supply as well as other energy supply related restructuring costs, including long-term power supply contract buyout costs. C&LM revenues include the recovery of the approved cost of energy efficiency and conservation programs. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $2.0 million in the three months ended March 31, 2011 compared to the same period in 2010, reflecting higher kWh sales and an electric rate increase implemented in July 2010 for Unitil Energy, the Company’s New Hampshire electric operating utility.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2011 and 2010:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Other	$1.3	$1.1	$0.2	18.2%

Total Other Operating Revenue	$1.3	$1.1	$0.2	18.2%

Total Other Operating Revenue increased $0.2 million, or 18.2%, in the three month period ended March 31, 2011 compared to the same period in 2010. This increase was the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $1.4 million, or 3.6%, in the three month period ended March 31, 2011 compared to the same period in 2010. The increase in Purchased Gas reflects higher sales of natural gas, partially offset by lower natural gas commodity prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $4.6 million, or 12.9%, in the three month period ended March 31, 2011 compared to the same period in 2010, reflecting an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower electric commodity costs, partially offset by increased sales. The Company recovers the approved costs of Purchased Electricity in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. O&M expenses increased $0.8 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase in O&M expenses primarily reflects higher utility operating costs of $1.1 million, higher professional fees of $0.5 million and higher employee and retiree benefit costs of $0.2 million, partially offset by a reduction of $1.0 million associated with the proceeds from an insurance settlement.

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

Total Conservation & Load Management expenses decreased by $0.2 million in the three months ended March 31, 2011 compared to the same period in 2010. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.8 million, or 11.3%, in the three months ended March 31, 2011 compared to the same period in 2010. The increase reflects higher depreciation on normal utility plant additions and higher amortization expenses in the current period.

Local Property and Other Taxes – Local Property and Other Taxes increased by $0.2 million, or 6.5%, in the three months ended March 31, 2011 compared to the same period in 2010. The increase reflects higher local property tax rates on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $1.5 million for the three months ended March 31, 2011 compared to the same period in 2010 reflecting higher pre-tax earnings in the current quarter.

Other Non-Operating Expense

Other Non-operating Expenses in the three month period ended March 31, 2011 were flat compared to the same period in 2010.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2011	2010	Change
Interest Expense
Long-term Debt	$5.1	$4.7	$0.4
Short-term Debt	0.4	0.4	—
Regulatory Liabilities	0.1	0.1	—

Subtotal Interest Expense	5.6	5.2	0.4

Interest (Income)
Regulatory Assets	(0.9)	(0.8)	(0.1)
AFUDC and Other	(0.1)	(0.1)	—

Subtotal Interest (Income)	(1.0)	(0.9)	(0.1)

Total Interest Expense, Net	$4.6	$4.3	$0.3

Interest Expense, Net increased $0.3 million in the three months ended March 31, 2011 compared to the same period in 2010. In March 2010, Unitil Energy and Northern Utilities collectively issued $40 million of long-term debt which is contributing to the higher interest expense in the three month period.

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

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. There was $50.6 million, $19.3 million and $66.8 million in short-term debt outstanding through bank borrowings under the revolving credit facility at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. The total amount of credit available under the Company’s revolving credit facility was $29.4 million, $60.7 million and $13.2 million at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of March 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $1.8 million, $6.2 million and $11.7 million outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2011, which is payable in April 2011, is $1.7 million and recorded in Accounts Payable at March 31, 2011. There were no amounts of natural gas inventory released in March 2010 and payable in April 2010 that were recorded in Accounts Payable at March 31, 2010. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2011 there are $37.9 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2012. Of this amount, $5.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage agreement discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of March 31, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.7 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite notes due 2018. As of March 31, 2011, the principal amount outstanding for the 7.15% Granite notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010
Cash Provided by Operating Activities	$36.4	$24.3

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $36.4 million for the first three months of 2011 compared to $24.3 million in the same period of 2010. In the first three months of 2011 as compared to the first three months of 2010, net sources of cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $12.7 million, changes in working capital items decreased $4.0 million, and changes in all other Operating Activities increased $3.4 million.

	Three Months Ended March 31,
	2011	2010
Cash (Used in) Investing Activities	$(10.8)	$(10.3)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was ($10.8) million for the three months ended March 31, 2011 compared to ($10.3) million for the same period in 2010. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions. Capital expenditures are projected to total approximately ($59.8) million for 2011.

	Three Months Ended March 31,
	2011	2010
Cash (Used in) Financing Activities	$(27.9)	$(12.9)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($27.9) million for the three months ended March 31, 2011 compared to ($12.9) million for the same period in 2010. Short-term borrowings were reduced by ($16.2) million in the first three months of 2011. Other uses of cash include ($3.8) million for quarterly dividend payments, gas inventory financing of ($7.8) million, repayment of long-term debt of ($0.1) million, and other of ($0.3) million. Proceeds from issuances of common stock provided a source of cash of $0.3 million.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 3, 2011.

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

Regulatory Assets consist of the following (millions)

	March 31,		December 31,
	2011	2010	2010
Energy Supply Contract Obligations	$19.5	$31.2	$21.7
Deferred Restructuring Costs	24.0	27.7	25.0

Subtotal – Restructuring Related Items	43.5	58.9	46.7
Retirement Benefit Obligations	46.9	43.8	47.1
Income Taxes	12.9	14.0	12.7
Environmental Obligations	18.9	21.9	20.3
Deferred Storm Charges	21.1	19.6	21.0
Other	10.6	8.2	10.9

Total Regulatory Assets	$153.9	$166.4	$158.7
Less: Current Portion of Regulatory Assets(1)	14.3	19.0	15.7

Regulatory Assets – noncurrent	$139.6	$147.4	$143.0

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

The Company’s RBO may also be significantly affected by changes in key actuarial assumptions, including, anticipated rates of return on plan assets and the discount rates used in determining the Company’s RBO. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on a market average of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. For the year ended December 31, 2010, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $300,000 in the Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2010, a 1.0% increase in the assumption of health care cost trend rates would have resulted in an increase in the Net Periodic Benefit Cost for the PBOP Plan of $728,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for that time period would have resulted in a decrease in the Net Periodic Benefit Cost for the PBOP Plan of $565,000. See Note 9 to the accompanying unaudited consolidated financial statements.

Income Taxes – The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included on the Company’s unaudited consolidated balance sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes.

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realizability of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2011, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2011, the Company and its subsidiaries had 447 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2011, 150 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012, May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2011 and March 31, 2010 were 2.29% and 2.26%, respectively.

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

REGULATORY MATTERS

Please refer to Note 6 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1.	Financial Statements

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Gas	$65.9	$61.1
Electric	48.2	50.8
Other	1.3	1.1

Total Operating Revenues	115.4	113.0

Operating Expenses
Purchased Gas	40.5	39.1
Purchased Electricity	31.2	35.8
Operation and Maintenance	12.2	11.4
Conservation & Load Management	1.5	1.7
Depreciation and Amortization	7.9	7.1
Provisions for Taxes:
Local Property and Other	3.3	3.1
Federal and State Income	5.4	3.9

Total Operating Expenses	102.0	102.1

Operating Income	13.4	10.9
Other Non-Operating Expense (Income)	0.1	0.1

Income Before Interest Expense	13.3	10.8
Interest Expense, Net	4.6	4.3

Net Income	8.7	6.5
Less: Dividends on Preferred Stock	—	—

Earnings Applicable to Common Shareholders	$8.7	$6.5

Weighted Average Common Shares Outstanding – Basic (000’s)	10,860	10,801
Weighted Average Common Shares Outstanding – Diluted (000’s)	10,861	10,803
Earnings Per Common Share (Basic and Diluted)	$0.81	$0.61

Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2011	2010	2010
ASSETS:

Utility Plant:
Electric	$325.1	$310.8	$321.5
Gas	362.3	327.9	360.1
Common	30.7	29.5	30.2
Construction Work in Progress	13.9	24.8	16.6

Total Utility Plant	732.0	693.0	728.4
Less: Accumulated Depreciation	256.0	237.9	251.9

Net Utility Plant	476.0	455.1	476.5

Current Assets:
Cash	6.6	8.8	8.9
Accounts Receivable, net	45.7	40.3	36.9
Accrued Revenue	33.9	27.4	46.7
Refundable Taxes	—	—	7.5
Gas Inventory	0.7	6.6	10.6
Materials and Supplies	3.4	2.9	2.9
Prepayments and Other	4.4	3.8	3.6

Total Current Assets	94.7	89.8	117.1

Noncurrent Assets:
Regulatory Assets	139.6	147.4	143.0
Other Noncurrent Assets	26.4	25.6	23.0

Total Noncurrent Assets	166.0	173.0	166.0

TOTAL	$736.7	$717.9	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$190.5	$192.6	$189.0
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	288.2	288.7	288.3

Total Capitalization	480.7	483.3	479.3

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.4	0.5
Accounts Payable	22.5	17.8	26.5
Taxes Payable	0.1	6.4	—
Short-Term Debt	50.6	19.3	66.8
Energy Supply Contract Obligations	9.1	18.1	17.0
Other Current Liabilities	21.1	25.7	16.1

Total Current Liabilities	103.9	87.7	126.9

Deferred Income Taxes	48.7	34.3	43.8

Noncurrent Liabilities:
Energy Supply Contract Obligations	10.4	19.4	12.6
Retirement Benefit Obligations	70.3	68.2	74.0
Environmental Obligations	14.5	14.3	14.5
Other Noncurrent Liabilities	8.2	10.7	8.5

Total Noncurrent Liabilities	103.4	112.6	109.6

TOTAL	$736.7	$717.9	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net Income	$8.7	$6.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	7.9	7.1
Deferred Tax Provision (Benefit)	4.5	(5.2)
Changes in Working Capital Items:
Accounts Receivable	(8.8)	(6.8)
Accrued Revenue	12.8	16.6
Taxes Refundable / Payable	7.6	8.1
Gas Inventory	9.9	7.7
Accounts Payable	(4.0)	(7.3)
Other Changes in Working Capital Items	3.6	6.8
Deferred Regulatory and Other Charges	(2.5)	(6.1)
Other, net	(3.3)	(3.1)

Cash Provided by Operating Activities	36.4	24.3

Investing Activities:
Property, Plant and Equipment Additions	(10.8)	(10.3)

Cash (Used in) Investing Activities	(10.8)	(10.3)

Financing Activities:
Repayment of Short-Term Debt	(16.2)	(45.2)
Proceeds from Issuance (Repayment) of Long-Term Debt	(0.1)	40.0
Net Decrease in Gas Inventory Financing	(7.8)	(3.8)
Dividends Paid	(3.8)	(3.8)
Proceeds from Issuance of Common Stock	0.3	0.2
Other, net	(0.3)	(0.3)

Cash (Used in) Financing Activities	(27.9)	(12.9)

Net Increase (Decrease) in Cash	(2.3)	1.1
Cash at Beginning of Period	8.9	7.7

Cash at End of Period	$6.6	$8.8

Supplemental Cash Flow Information:
Interest Paid	$3.1	$2.0
Income Taxes Paid (Refunded)	$(6.9)	$1.0

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

The Company’s results are expected to reflect the seasonal nature of the natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating and maintenance expenses usually exceed sales margins in the period.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on February 3, 2011, for a description of the Company’s Basis of Presentation.

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

As of March 31, 2011, March 31, 2010 and December 31, 2010 the Company had 1.3 billion, 1.2 billion and 1.3 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount (millions) Offset in Regulatory Assets(1), as of:
		Fair Value
Description	Balance Sheet Location	March 31, 2011	March 31, 2010	December 31, 2010
Natural Gas Futures Contracts	Other Current Liabilities	$0.4	$1.7	$0.8

Natural Gas Futures Contracts	Other Noncurrent Liabilities	—	0.2	0.2

Total		$0.4	$1.9	$1.0

(1)	The current portion of Regulatory Assets are recorded as Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

	Three Months Ended March 31,
(millions)	2011	2010
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.1	$1.9
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(2):
Purchased Gas	$0.7	$2.3

(2)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of March 31, 2011, March 31, 2010 and December 31, 2010, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

(Millions)
	March 31,		December 31,
	2011	2010	2010
Allowance for Doubtful Accounts	$3.0	$3.0	$2.6

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its unaudited consolidated financial statements.

Reclassifications – Based on the Company’s analysis certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation.

Recently Issued Pronouncements – There are no recently issued pronouncements that the Company has not already adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/24/11	05/16/11	05/02/11	$0.345
01/18/11	02/15/11	02/01/11	$0.345

09/22/10	11/15/10	11/01/10	$0.345
06/17/10	08/16/10	08/02/10	$0.345
03/25/10	05/14/10	04/30/10	$0.345
01/14/10	02/16/10	02/02/10	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol, “UTL”.

On April 21, 2011, the Company’s shareholders approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 16,000,000 shares to 25,000,000 shares in the aggregate. The Company had 10,925,136, 10,859,442 and 10,890,262 of common shares outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2011, the Company sold 10,544 shares of its common stock, at an average price of $22.78 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $240,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan – On February 9, 2011, 24,330 restricted shares were issued in conjunction with the 2003 Restricted Stock Plan (Restricted Stock Plan) with an aggregate market value at the date of issuance of $554,237. There were 49,089 and 42,000 non-vested shares under the Restricted Stock Plan as of March 31, 2011 and 2010, respectively. The weighted average grant date fair value of these shares was $22.17 and $22.13, respectively. The compensation expense associated with the issuance of shares under the Restricted Stock Plan is being recognized over the vesting period and was $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was approximately $1.3 million of total unrecognized compensation cost under the Restricted Stock Plan which is expected to be recognized over approximately 2.9 years. There were no forfeitures or cancellations under the Restricted Stock Plan during the three months ended March 31, 2011.

On March 24, 2011, the Board of Directors of the Company amended the Company’s 2003 Restricted Stock Plan (the “Amendment”) and restated the 2003 Restricted Stock Plan, as amended, in its entirety as the Company’s Amended and Restated 2003 Stock Plan (the “Stock Plan”). The Amendment adds restricted stock units as a type of award that the Company may grant to the Company’s employees, Directors or consultants pursuant to the Stock Plan. There were no restricted stock units issued under the Stock Plan during the three months ended March 31, 2011.

Preferred Stock

Details on preferred stock at March 31, 2011, March 31, 2010 and December 31, 2010 are shown below:

(Amounts in Millions)

	March 31,		December 31,
	2011	2010	2010
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

There were 2,250, 2,250 and 2,250 shares of Unitil Energy’s 6.00% Series Preferred Stock outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. There were 7,901, 8,102 and 7,901 shares of Fitchburg’s 5.125% Series Preferred Stock outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively. There were 9,742, 9,791 and 9,742 shares of Fitchburg’s 8.00% Series Preferred Stock outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively.

There was less than $0.1 million and less than $0.1 million of total dividends declared on Preferred Stock in the three months ended March 31, 2011 and March 31, 2010, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at March 31, 2011, March 31, 2010 and December 31, 2010 are shown below ($ Millions):

	March 31,		December 31,
	2011	2010	2010
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	3.7	4.1	3.8

Total Long-Term Debt	288.7	289.1	288.8
Less: Current Portion	0.5	0.4	0.5

Total Long-term Debt, Less Current Portion	$288.2	$288.7	$288.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2011 is estimated to be approximately $315 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

Credit Arrangements

At March 31, 2011, March 31, 2010 and December 31, 2010, the Company had $50.6 million, $19.3 million and $66.8 million, respectively, in short-term debt outstanding through bank borrowings under its revolving credit facility which extends through October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. The total amount of credit available under the Company’s revolving credit facility at March 31, 2011, March 31, 2010 and December 31, 2010 was $29.4 million, $60.7 million and $13.2 million, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of March 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $1.8 million, $6.2 million and $11.7 million outstanding at March 31, 2011, March 31, 2010 and December 31, 2010, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2011, which is payable in April 2011, is $1.7 million and recorded in Accounts Payable at March 31, 2011. There were no amounts of natural gas inventory released in March 2010 and payable in April 2010 that were recorded in Accounts Payable at March 31, 2010. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of March 31, 2011 there are $37.9 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2012. Of this amount, $5.0 million is related to Unitil’s guarantee of payment for the term of the Northern Utilities’ gas storage agreement discussed above.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of March 31, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.7 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite notes due 2018. As of March 31, 2011, the principal amount outstanding for the 7.15% Granite notes was $10.0 million. This guarantee will terminate if Granite reorganizes and merges with and into Northern Utilities.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2011 and March 31, 2010:

Three Months Ended March 31, 2011 (Millions)	Electric	Gas	Other	Non- Regulated	Total
Revenues	$48.2	$65.9	$—	$1.3	$115.4
Segment Profit (Loss)	1.7	6.8	(0.2)	0.4	8.7
Identifiable Segment Assets	369.0	355.4	6.4	5.9	736.7
Capital Expenditures	5.3	5.2	0.3	—	10.8

Three Months Ended March 31, 2010 (Millions)
Revenues	$50.8	$61.1	$—	$1.1	$113.0
Segment Profit	1.3	4.6	0.2	0.4	6.5
Identifiable Segment Assets	371.3	334.6	7.8	4.2	717.9
Capital Expenditures	6.9	2.8	0.6	—	10.3

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 3, 2011.

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

Regulatory Matters

Fitchburg – Base Rate Case Filings – On January 14, 2011, Fitchburg filed a petition with the MDPU requesting approval of a comprehensive revenue decoupling proposal and for an increase in its electric and gas distribution rates. The Company’s revenue decoupling proposal is modeled closely on proposals already approved by the Department for other gas and electric utilities operating in the Commonwealth of

Massachusetts and is intended to facilitate the achievement of important public policy objectives of fostering energy efficiency, conservation and protecting the environment. The proposed rates are scheduled to change in conjunction with the implementation of revenue decoupling and are subject to the review and approval of the MDPU.

In its rate filing the Company made a request for an increase of $7.1 million in its electric distribution rates, including the recovery of deferred emergency storm restoration costs. The Company also proposed a rate-impact mitigation alternative in order to offset, in whole, the electric distribution rate increase with a corresponding decrease in its Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets, discussed above. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term. The Company’s filing included a request for an increase of $4.4 million in its gas distribution rates. The MDPU issued an order suspending and deferring the use of the rates until August 2, 2011, pending an investigation and analysis of the Company’s filing.

Granite State Gas Transmission, Inc. – Base Rate Case Filing – On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the Federal Energy Regulatory Commission (“FERC”), which is Granite State’s first request for a rate change since its last general rate case in 1997. On July 30, 2010, the FERC ordered the rate increase to be effective on January 1, 2011, subject to refund and hearing and settlement procedures. On November 30, 2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues in the docket. The settlement provides for an increase of approximately $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

Unitil Energy Rate Case Filing – On April 15, 2010, Unitil Energy filed a proposed base rate increase of $10.1 million, an increase of 6.5 percent above present rates. In addition, Unitil Energy’s filing also included a proposed long-term rate plan establishing future rate step adjustments for utility plant investments and enhanced reliability and vegetation management program expenditures. On June 29, 2010, the NHPUC issued an order approving a temporary rate increase for Unitil Energy of $5.2 million (annual) effective July 1, 2010 which is being collected by a uniform per kilowatt-hour (kWh) surcharge of $0.00438 on each of Unitil Energy’s current rate schedules. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were ordered, July 1, 2010. The Company has filed a settlement agreement with the NHPUC and is expecting an order on a permanent rate plan on or before May 1, 2011.

Major Wind Storm – On February 25, 2010, a significant wind storm struck portions of the New England region, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. An estimated one million electric customers in the region were affected, including approximately 85% of the Unitil Energy’s customers. The Company spent approximately $7.4 million for the repair and replacement of electric distribution systems damaged during the storm, including $1.5 million related to capital construction and $5.9 million which has been deferred as a regulatory asset. Unitil Energy, in its base rate case filing discussed above, has requested recovery in rates for the costs associated with the emergency repair of its electric distribution system for damage caused by this storm.

Major Ice Storm – On December 11 and 12, 2008, a severe ice storm (December 2008 Ice Storm) struck the New England region. The Company spent approximately $24.2 million for the repair and replacement of electric distribution systems damaged during the storm, including $8.6 million related to capital construction and $15.6 million which has been deferred as a regulatory asset, based on orders issued by the MDPU and NHPUC, discussed below. Also, the Company expensed $3.0 million for professional fees related to the ice storm, in addition to normal anticipated expenditures related to emergency storm preparedness. If the Company is unable to recover a significant amount of these deferred storm costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition or results of operations could be adversely affected.

On November 9, 2009, the NHPUC granted Unitil Energy’s petition to defer and record as a regulatory asset costs associated with electric distribution system damage from the December 2008 Ice Storm until such time as the Commission issues a final order in Unitil Energy’s pending base rate case. The order clarified that the issues of the appropriate amount of the storm related expenses to be recovered, the timing and manner of recovery, and what, if any, return should be applied to the unrecovered balance are to be reviewed in the rate case. As of March 31, 2011, Unitil Energy has deferred approximately $2.2 million associated with the repair of its electric distribution system for future recovery in rates.

On December 30, 2009, the MDPU approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from damage caused by the December 2008 Ice Storm for future recovery in rates. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and confirmed that the MDPU will consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s next rate case. As of March 31, 2011, Fitchburg has deferred approximately $13.4 million associated with the repair of its electric distribution system for future recovery in rates.

The MDPU conducted an investigation of Fitchburg’s preparation for, and response to, the December 2008 Ice Storm during the first half of 2009. On November 2, 2009, the MDPU issued its order with respect to its investigation, finding that Fitchburg’s preparation for, and response to, the December 2008 Ice Storm constituted a failure of the Company to meet its public service obligation to provide safe and reliable service, and ordered several remedial actions. First, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit, which was performed by Jacobs Consultancy, Inc. (Jacobs), was recently completed and the audit report was submitted by Jacobs to the MDPU. The Audit Report found Unitil’s management practices to be comprehensive, sound and in-line with industry practice. It also included sixteen recommendations intended to further improve the results of Unitil’s management strategy, and acknowledged that many of these recommendations were already being implemented by the Company.

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

Fitchburg – Electric Operations – On November 24, 2010, Fitchburg submitted its annual reconciliation of costs and revenues for Transition and Transmission under its restructuring plan (the Annual Reconciliation Filing). In addition, the Standard Offer Service and Default Service Costs incurred during the seven year Standard Offer Service period that ended February 28, 2005 have been combined and recovery continues through a Transition Charge Surcharge of $0.00400 per kWh. Changes to the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, and Net Metering Recovery Surcharge were proposed in other proceedings. The rates were approved effective January 1, 2011, subject to reconciliation pending investigation by the MDPU. This matter remains pending. A final order on Fitchburg’s 2009 Annual Reconciliation Filing also remains pending.

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

Fitchburg – Other – On February 11, 2009, the Massachusetts SJC issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The Massachusetts SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The Massachusetts SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. This matter remains pending before the MDPU.

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

On January 26, 2011, the MDPU issued orders with respect to Fitchburg’s 2008 and 2009 Service Quality Reports for its electric division. Fitchburg failed to meet certain of its service quality benchmarks in 2008, and a penalty of $100,478 was ordered to be refunded to its electric customers. For 2009 performance, no net penalty was asssessed. As required by the Order, on February 16, 2011 Fitchburg filed a report regarding the actions it has taken to improve its performance in the metrics it had not met.

On March 1, 2011, Fitchburg submitted its 2010 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions.

Unitil Energy – Other – In July 2008, the State of New Hampshire enacted legislation that allows electric utilities to make investments in distributed energy resources, including energy efficiency and demand reduction technologies, as well as clean cogeneration and renewable generation. On August 5, 2009 Unitil Energy filed a plan for approval of investment in and rate recovery for Distributed Energy Resources (DER). An order approving a settlement agreement for a time-of-use pilot program was issued on February 26, 2010. On June 11, 2010, the NHPUC issued an order on the remaining two proposed projects and cost recovery. The NHPUC denied one of the two projects, citing that the costs outweighed the benefits but found the other project to be in the public interest. On November 1, 2010 Unitil Energy filed adjustments to base distribution rates to collect actual costs associated with authorized DER projects. The first step adjustment was approved and became effective on April 1, 2011.

Northern Utilities – On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s unaudited consolidated balance sheet at March 31, 2011 was $0.7 million.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 3, 2011.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2011, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at March 31, 2011 are accrued liabilities totaling $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg has filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and received these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third-parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Also included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at March 31, 2011 are accrued liabilities totaling $2.5 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.1 million of accrued liabilities in Other Current Liabilities on the Company’s unaudited Consolidated Balance Sheet at March 31, 2011 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

NOTE 8: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2010 and for the current interim reporting period ended March 31, 2011 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months.

In its Federal Income Tax Return filings for the year ended December 31, 2008, the Company recognized net operating loss (NOL) carrybacks for the years ended December 31, 2006 and December 31, 2007 which resulted in a refund to the Company of $4.0 million, which was received in November 2009. As a result, on December 30, 2009, the Company received notice that its Federal Income Tax filings for the years ended December 31, 2006, December 31, 2007 and December 31, 2008 were under examination by the Internal Revenue Service (IRS). The IRS completed its examination and the Company and the IRS entered into a settlement for certain timing items deducted in previous years to be deducted in the Company’s Federal Income Tax return filing for the year ended December 31, 2009. On March 3, 2011 the Company received notice of approval from the Joint Committee of Congress (Joint Committee) regarding the settlement between the Company and the IRS for tax years ending December 31, 2006, December 31, 2007, and December 31, 2008.

The Company remains subject to examination by Federal, Maine, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2008; and December 31, 2007. Income tax filings for the year ended December 31, 2010 have been extended until September 15, 2011.

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

The Company applied the tax accounting method change retroactively for additional deductions of $23.9 million in its Federal Income Tax return filing for the year ended December 31, 2009 which resulted in a 2009 NOL of $26.5 million. As a result, the Company recognized NOL carrybacks against its Federal Income Tax returns for the years ended December 31, 2004, 2005, and 2007 in the amounts of $1.1 million, $12.8 million, and $9.6 million, respectively. The carryback of the 2009 NOL resulted in current tax refunds of $7.5 million, of which $7.1 million was received in February 2011, and remaining unused NOL and Alternative Minimum Tax (AMT) credit carryforwards of $3.0 million and $1.4 million respectively.

According to IRC rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee and are subject to review by the IRS and attorneys of the Joint Committee. As a result, on April 1, 2011, the Company received notice that its Federal Income Tax return filing for the year ended December 31, 2009 is under examination by the IRS.

In total at December 31, 2010, the Company had generated NOL carryforwards for income tax purposes of $8.5 million. In the three months ended March 31, 2011, the Company applied $6.9 million of NOL carryforwards against current taxes payable. If unused, the Company’s NOL carryforwards will expire in 2029 and 2030. In addition, at March 31, 2011, the Company had $1.4 million of AMT credit carryforwards to offset future AMT indefinitely.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 3, 2011 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2011	2010
Used to Determine Plan Costs
Discount Rate	5.35%	5.75%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2011	2010	2011	2010	2011	2010
Service Cost	$735	$652	$479	$367	$71	$71
Interest Cost	1,171	1,114	570	504	57	57
Expected Return on Plan Assets	(1,210)	(1,045)	(204)	(150)	—	—
Prior Service Cost Amortization	62	63	432	395	3	1
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	783	601	—	—	19	33

Sub-total	1,541	1,385	1,282	1,121	150	162
Amounts Capitalized and Deferred	(503)	(622)	(234)	(350)	—	—

Net Periodic Benefit Cost Recognized	$1,038	$763	$1,048	$771	$150	$162

Employer Contributions

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2011 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

As of March 31, 2011, the Company had made $13,000 of contributions to the SERP Plan in 2011. The Company presently anticipates contributing an additional $40,000 to the SERP Plan in 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2011 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2010 as filed with the SEC on February 3, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2011.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 25, 2010, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. There is no pool or maximum number of shares related to these purchases; however, the trading plan automatically terminated when $80,700 in value of shares were purchased so that, as of March 31, 2011, the value of shares that may yet be purchased under that trading plan was $0.

The Company adopted a new written trading plan under Rule 10b5-1 under the Exchange Act on March 24, 2011, covering the period March 24, 2011 through March 24, 2012. The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $224,500 in value of shares have been purchased or, if sooner, on March 24, 2012.

The Company’s repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
1/1/11 – 1/31/11	—	—	—
2/1/11 – 2/28/11	—	—	—
3/1/11 – 3/31/11	295	$22.70	295

Total	295	$22.70	295

Item 5.	Other Information

On April 26, 2011, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2011. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
10.1	Unitil Corporation Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated March 24, 2011

10.2	Restricted Stock Unit Agreement (form of)	Exhibit 10.2 to Form 8-K dated March 24, 2011

10.3	Restricted Stock Agreement (form of)	Exhibit 10.3 to Form 8-K dated March 24, 2011

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 26, 2011 Announcing Earnings For the Quarter Ended March 31, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 26, 2011	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 26, 2011	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
10.1	Unitil Corporation Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated March 24, 2011

10.2	Restricted Stock Unit Agreement (form of)	Exhibit 10.2 to Form 8-K dated March 24, 2011

10.3	Restricted Stock Agreement (form of)	Exhibit 10.3 to Form 8-K dated March 24, 2011

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 26, 2011 Announcing Earnings For the Quarter Ended March 31, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith