Form 10-Q
period 2011-06-30
UNITIL CORP
filed 2011-07-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2011
Common Stock, No par value	10,935,783 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2011

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

Unitil had an investment in Net Utility Plant of $484.2 million at June 30, 2011. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite.

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

RATES AND REGULATION

Rate Case Activity:

Unitil Energy - On April 26, 2011 the New Hampshire Public Utilities Commission (NHPUC) issued an order approving new base rates (Order). The Order makes permanent a temporary increase of $5.2 million in annual revenue which went into effect on July 1, 2010. The Order also provides for an additional increase in annual revenue of $5.0 million which went into effect on May 1, 2011. The Order extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with estimated future increases in annual revenue of $1.5 million, $1.9 million and $1.4 million to occur on May 1, 2012, May 1, 2013 and May 1, 2014, respectively, to support Unitil Energy’s continued capital improvements to its distribution system. Additionally, the Order provides for an augmented vegetation management program and reliability enhancement program by Unitil Energy which would be funded in the future rate increases discussed above. Finally, the Order provides for recovery of deferred December 2008 ice storm and February 2010 wind storm costs over eight years in the form of a tariff surcharge and establishes a major storm reserve of $400,000 annually, which will be used to recover costs associated with responding to and recovering from future qualifying major storm events.

Granite State - On November 30, 2010 the Company’s interstate natural gas transmission pipeline, Granite State, filed a rate settlement agreement, which provides for an increase of approximately $1.7 million in annual revenue effective January 1, 2011. This settlement agreement was approved by the FERC on January 31, 2011. On July 26, 2011, an amendment to this rate settlement agreement was filed with the FERC on behalf of Granite State and the parties to this proceeding. If approved by the FERC, the amended settlement agreement would result in an additional increase of approximately $0.5 million in Granite State’s annual revenues effective August 1, 2011. Under the amended settlement agreement, beginning in 2012, Granite State would also be permitted to file limited rate adjustment filings to recover the revenue requirements for future capital cost additions to transmission plant for major planned projects as stipulated in the amended settlement.

Fitchburg - On January 14, 2011, the Company’s Massachusetts operating utility, Fitchburg, filed a comprehensive revenue decoupling proposal and a request for an increase of $7.1 million in annual distribution revenue for its electric division, including the recovery of deferred emergency storm restoration costs. The Company’s electric division filing also includes a rate-impact mitigation alternative for the electric division that would offset the distribution revenue increase through a corresponding decrease in Fitchburg’s Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term. The Company also filed a decoupling proposal and a request for an increase of $4.4 million in annual distribution revenue for its gas division. The Company’s revenue decoupling proposals are modeled closely on decoupling proposals already approved by the Massachusetts Department of Public Utilities (MDPU) for other utilities operating in the Commonwealth of Massachusetts and is intended to align the Company’s interests with important public policy objectives concerning energy efficiency, energy reliability, national energy security and protecting the environment. The MDPU issued an order suspending and deferring the use of the rates for both the electric division and the gas division until August 2, 2011. Hearings on the rate requests were held during April 2011, and briefs have been filed. A final decision from the MDPU is expected on August 2, 2011.

Northern Utilities - Northern Utilities, the Company’s gas distribution utility operating in New Hampshire and Maine, filed two separate rate cases, on May 4, 2011 and May 6, 2011, requesting approval to change its natural gas distribution base rates with the NHPUC and the Maine Public Utilities Commission (MPUC), respectively.

The filings represent the first rate case in approximately 10 years for Northern Utilities’ New Hampshire gas distribution operations and 28 years for its Maine gas distribution operations. In New Hampshire, the Company has requested an increase of $5.2 million in annual gas distribution base revenue, which represents an increase of approximately 8.1 percent over annual operating revenue. In Maine, the Company has requested an increase of $10.1 million in annual gas distribution base revenue or an increase of approximately 16.7 percent over current operating revenue. Both filings include a proposed capital cost recovery tracking mechanism to recover the future costs associated with Northern Utilities’ cast iron and bare steel pipe replacement programs. The rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2012. Northern Utilities has also requested temporary rates in both states. In New Hampshire, a settlement of temporary rates was reached among the Company, the NHPUC Staff and the Office of Consumer Advocate. It provides for a temporary increase of approximately $1.7 million in annual revenue to become effective as of August 1, 2011. On July 22, 2011, the NHPUC approved the temporary revenue increase as filed. In New Hampshire, once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, August 1, 2011. The request for temporary rates in Maine remains pending before the MPUC.

Regulation:

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 in regards to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, in regards to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; and Northern Utilities is regulated by the NHPUC and the MPUC. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended June 30, 2011 and June 30, 2010 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company’s results are expected to reflect the seasonal nature of the natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating expenses usually exceed sales margins in those periods.

Earnings Overview

The Company’s Earnings (Loss) Applicable to Common Shareholders was a net loss of ($0.8) million for the second quarter of 2011, an improvement of $1.3 million compared to the second quarter of 2010. For the six months ended June 30, 2011, the Company reported net income of $7.9 million compared to $4.4 million for the same period of 2010. Results for the second quarter and year-to-date period were driven primarily by higher natural gas and electric sales margins reflecting increased sales and higher rates, partially offset by increases in operating and interest expenses. Earnings (loss) per common share were ($0.08) and $0.73 for the three and six month periods ended June 30, 2011, respectively, compared with ($0.19) and $0.41 for the same periods of 2010.

Natural gas sales margin increased $0.4 million and $4.0 million in the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting higher sales volumes. Total natural gas therm sales were 18.8% and 14.6% higher in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The increased sales reflect increased usage by Commercial and Industrial (C&I) customers, growth in new customers and the effect of colder weather. Heating Degree Days in the first six months of 2011 were 10% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased 8.5 % and 9.2% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Electric sales margin increased $2.7 million and $4.7 million in the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting higher rates, implemented in July 2010 for Unitil Energy, the Company’s New Hampshire electric distribution utility, and higher electric sales. Total kWh sales were essentially unchanged in the three months ended June 30, 2011 compared to the same period in 2010 reflecting increased sales to Residential customers offset by lower sales to C&I customers. For the six months ended June 30, 2011, total kWh sales increased 2.5% compared to the same period in 2010 reflecting increased sales to all customer groups. The increased sales to Residential customers in the six month period reflect customer growth and the effect of colder weather compared to the same period in 2010. As discussed above, Heating Degree Days in the first six months of 2011 were 10% greater than in the same period in 2010. Sales to C&I customers decreased by 1.0% in the second quarter but were higher in the six month period by 1.3%. On a weather-normalized basis, total kWh sales decreased 1.4 % and increased 1.2% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Operation and Maintenance (O&M) expenses increased $0.1 million and $0.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The changes in O&M expenses for the six month period reflect higher compensation and benefit costs, higher utility operating costs and higher professional fees, partially offset by a reduction of $1.0 million associated with the proceeds from an insurance settlement received in 2011. Higher utility operating costs in the current period include approximately $0.3 million of increased spending on vegetation management and reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Depreciation and Amortization expense increased $0.5 million and $1.3 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, reflecting higher depreciation on normal utility plant additions and higher amortization expense in the current year.

Local property and other taxes increased $0.5 million and $0.7 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010, reflecting higher property and payroll taxes.

Federal and State Income Taxes increased by $0.7 million and $2.2 million for the three and six month periods, respectively, due to higher pre-tax earnings in 2011 compared to 2010.

Interest Expense, Net increased $0.3 million and $0.6 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The increases in the three and six month periods ended June 30, 2011 are due to lower interest income recorded on regulatory assets and the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.4 million and $2.7 million in the three and six month periods ended June 30, 2011, respectively, increases of $0.3 million and $0.5 million, respectively compared to the same periods of 2010. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

In 2010, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2011, March, 2011 and June 2011 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2011 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Total natural gas therm sales increased 18.8% and 14.6% in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in gas therm sales in the Company’s utility service territories reflects increased usage by both Residential and C&I customers resulting from the addition of new customers. The increased sales also reflect the effect of colder weather compared to the same periods in 2010. Heating Degree Days in the first six months of 2011 were 10% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased 8.5 % and 9.2% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

The following table details total firm therm sales for the three and six months ended June 30, 2011 and 2010, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Residential	8.0	6.6	1.4	21.2%	27.9	24.4	3.5	14.3%
Commercial/Industrial	31.9	27.0	4.9	18.1%	93.6	81.6	12.0	14.7%

Total	39.9	33.6	6.3	18.8%	121.5	106.0	15.5	14.6%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2011 and 2010:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$10.8	$10.0	$0.8	3.3%	$38.8	$35.8	$3.0	3.5%
Commercial / Industrial	14.4	13.7	0.7	3.0%	52.3	49.0	3.3	3.9%

Total Gas Operating Revenue	$25.2	$23.7	$1.5	6.3%	$91.1	$84.8	$6.3	7.4%

Cost of Gas Sales:
Purchased Gas	$15.0	$13.5	$1.5	6.3%	$55.5	$52.6	$2.9	3.4%
Conservation & Load Management	0.4	0.8	(0.4)	(1.7%)	1.0	1.6	(0.6)	(0.7%)

Total Cost of Gas Sales	$15.4	$14.3	$1.1	4.6%	$56.5	$54.2	$2.3	2.7%

Gas Sales Margin	$9.8	$9.4	$0.4	1.7%	$34.6	$30.6	$4.0	4.7%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $1.5 million, or 6.3%, and $6.3 million, or 7.4%, in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. Total Gas Operating Revenues include the recovery of the approved cost of gas sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the second quarter of 2011 reflects higher Purchased Gas revenues of $1.5 million and higher natural gas sales margins of $0.4 million, partially offset by lower C&LM revenues of $0.4 million. The increase in Total Gas Operating Revenues in the first six months of 2011 reflects higher Purchased Gas revenues of $2.9 million and higher natural gas sales margins of $4.0 million, partially offset by lower C&LM revenues of $0.6 million.

The Purchased Gas and C&LM components of Gas Operating Revenues increased a combined $1.1 million, or 4.6%, of Total Gas Operating Revenue and $2.3 million, or 2.7%, of Total Gas Operating Revenue in the three and six month periods ended June 30, 2011 compared to the same periods in 2010. These increases are due to higher sales of natural gas partially offset by lower natural gas commodity costs, an increase in the amount of natural gas purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. The Company recovers the cost of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $0.4 million and $4.0 million in the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting higher sales volumes.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Total kWh sales were essentially unchanged in the three months ended June 30, 2011 compared to the same period in 2010 reflecting increased sales to Residential customers offset by lower sales to C&I customers. For the six months ended June 30, 2011, total kWh sales increased 2.5% compared to the same period in 2010 reflecting increased sales to all customer groups. The increased sales to Residential customers in the six month period reflect customer growth and the effect of colder weather compared to the same period in 2010. As discussed above, Heating Degree Days in the first six months of 2011 were 10% greater than in the same period in 2010. Sales to C&I customers decreased by 1.0% in the second quarter but were higher in the six month period by 1.3%. On a weather-normalized basis, total kWh sales decreased 1.4 % and increased 1.2% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

The following table details total kWh sales for the three and six months ended June 30, 2011 and 2010 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Residential	150.7	148.3	2.4	1.6%	339.9	326.0	13.9	4.3%
Commercial / Industrial	243.4	245.8	(2.4)	(1.0%)	489.7	483.3	6.4	1.3%

Total	394.1	394.1	—	—	829.6	809.3	20.3	2.5%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2011 and 2010:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$22.0	$23.8	$(1.8)	(3.9%)	$48.9	$51.9	$(3.0)	(3.1%)
Commercial / Industrial	20.9	22.8	(1.9)	(4.0%)	42.2	45.5	(3.3)	(3.4%)

Total Electric Operating Revenue	$42.9	$46.6	$(3.7)	(7.9%)	$91.1	$97.4	$(6.3)	(6.5%)

Cost of Electric Sales:
Purchased Electricity	$25.8	$31.7	$(5.9)	(12.6%)	$57.0	$67.5	$(10.5)	(10.8%)
Conservation & Load Management	1.2	1.7	(0.5)	(1.1%)	2.1	2.6	(0.5)	(0.5%)

Total Cost of Electric Sales	$27.0	$33.4	$(6.4)	(13.7%)	$59.1	$70.1	$(11.0)	(11.3%)

Electric Sales Margin	$15.9	$13.2	$2.7	5.8%	$32.0	$27.3	$4.7	4.8%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenue, decreased by $3.7 million, or 7.9%, and $6.3 million, or 6.5%, in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. Total Electric Operating Revenues include the recovery of the approved cost of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the second quarter of 2011 reflects lower Purchased Electricity revenues of $5.9 million and lower C&LM revenues of $0.5 million, partially offset by higher electric sales margin of $2.7 million. The decrease in Total Electric Operating Revenues in the second quarter of 2011 reflects lower Purchased Electricity revenues of $10.5 million and lower C&LM revenues of $0.5 million, partially offset by higher electric sales margin of $4.7 million.

The Purchased Electricity and C&LM components of Total Electric Operating Revenues decreased a combined $6.4 million, or 13.7%, and $11.0 million, or 11.3%, of Total Electric Operating Revenues in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in the three month period primarily reflects lower electric commodity prices, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. The decrease in the six month period primarily reflects lower electric commodity costs, an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs, partially offset by increased sales. The Company recovers the cost of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $2.7 million and $4.7 million in the three and six months ended June 30, 2011 compared to the same periods in 2010, reflecting higher rates, implemented in July 2010 for Unitil Energy, the Company’s New Hampshire electric distribution utility, and higher electric sales.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2011 and 2010:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other	$1.4	$1.1	$0.3	27.3%	$2.7	$2.2	$0.5	22.7%

Total Other Revenue	$1.4	$1.1	$0.3	27.3%	$2.7	$2.2	$0.5	22.7%

Total Other Revenue increased $0.3 million, or 27.3%, and $0.5 million, or 22.7%, in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Purchased Gas – Purchased Gas expenses include the cost to supply interstate pipeline gas and supplemental gas resources (e.g. liquefied natural gas, propane) to meet customers’ total requirements for gas. Purchased Gas increased $1.5 million and $2.9 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases are higher sales of natural gas partially offset by lower natural gas commodity costs and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Purchased Electricity – Purchased Electricity expenses include the cost to supply electricity to meet customers’ total requirements for electricity, as well as other electric supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $5.9 million and $10.5 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in the three month period primarily reflects lower electric commodity costs and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The decrease in the six month period primarily reflects lower electric commodity costs and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by increased sales. The Company recovers the approved costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $0.1 million and $0.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The changes in O&M expenses for the six month period reflect higher compensation and employee benefit costs of $0.8 million, higher utility operating costs of $1.0 million and higher professional fees of $0.1 million, partially offset by a reduction of $1.0 million associated with the proceeds from an insurance settlement. Higher utility operating costs in the current period include approximately $0.3 million of increased spending on vegetation management and reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Conservation & Load Management – Conservation and Load Management expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy usage. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. Approximately 70% of these costs are related to electric operations and 30% to gas operations.

Total C&LM expenses decreased $0.9 million, or 36.0% and $1.1 million, or 26.2%, in the three and six month periods ended June 30, 2011 compared to the same periods in 2010. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.5 million and $1.3 million in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, reflecting higher depreciation on normal utility plant additions and higher amortization expense in the current year.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.5 million and $0.7 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. These increases reflect higher local property taxes on higher levels of utility plant in service and higher payroll taxes on higher compensation expenses.

Federal and State Income Taxes – Federal and State Income Taxes increased by $0.7 million and $2.2 million for the three and six month periods, respectively, due to higher pre-tax earnings in 2011 compared to 2010.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses were on par in the three and six month periods ended June 30, 2011 compared to the same periods in 2010.

Interest Expense, Net

Interest expense is presented in the consolidated financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.

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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$10.2	$9.8	$0.4
Short-term Debt	0.3	0.3	—	0.8	0.8	—
Regulatory Liabilities	0.1	0.1	—	0.1	0.2	(0.1)

Subtotal Interest Expense	5.5	5.5	—	11.1	10.8	0.3

Interest (Income)
Regulatory Assets	(0.6)	(0.9)	0.3	(1.5)	(1.7)	0.2
AFUDC(1) and Other	(0.1)	(0.1)	—	(0.2)	(0.3)	0.1

Subtotal Interest (Income)	(0.7)	(1.0)	0.3	(1.7)	(2.0)	0.3

Total Interest Expense, Net	$4.8	$4.5	$0.3	$9.4	$8.8	$0.6

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.3 million and $0.6 million in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. The increases in the three and six month periods ended June 30, 2011 are due to lower interest income recorded on regulatory assets and the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in future periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally-generated funds through bank borrowings, as needed, under its unsecured short-term bank credit facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows.

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

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. There was $51.3 million, $24.6 million and $66.8 million in short-term debt outstanding through bank borrowings under the revolving credit facility at June 30, 2011, June 30, 2010 and December 31, 2010, respectively. The total amount of credit available under the Company’s revolving credit facility was $28.7 million, $55.4 million and $13.2 million at June 30, 2011, June 30, 2010 and December 31, 2010, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.6 million, $8.5 million and $11.7 million outstanding at June 30, 2011, June 30, 2010 and December 31, 2010, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010. There were no amounts of natural gas inventory released in June 2011 and payable in July 2011 that were recorded in Accounts Payable at June 30, 2011. There were no amounts of natural gas inventory released in June 2010 and payable in July 2010 that were recorded in Accounts Payable at June 30, 2010.

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2011 there are $32.3 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of June 30, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.6 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite notes due 2018. As of June 30, 2011, the principal amount outstanding for the 7.15% Granite notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2011 compared to the same period in 2010.

	Six Months Ended June 30,
	2011	2010
Cash Provided by Operating Activities	$46.6	$27.0

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $46.6 million for the first six months of 2011 compared to $27.0 million in the same period of 2010. In the first six months of 2011 as compared to the first six months of 2010, net sources of cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $14.6 million, changes in working capital items decreased $4.5 million, and changes in all other Operating Activities increased $9.5 million.

	Six Months Ended June 30,
	2011	2010
Cash (Used in) Investing Activities	$(25.1)	$(19.2)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was ($25.1) million for the six months ended June 30, 2011 compared to ($19.2) million for the same period in 2010. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions. Capital expenditures are projected to total approximately ($58.0) million for 2011.

	Six Months Ended June 30,
	2011	2010
Cash (Used in) Financing Activities	$(24.6)	$(9.2)

Cash (Used in) Financing Activities – Cash (Used in) Financing Activities was ($24.6) million for the six months ended June 30, 2011 compared to ($9.2) million for the same period in 2010. Short-term borrowings were reduced by ($15.5) million in the first six months of 2011. Other uses of cash include ($7.6) million for quarterly dividend payments, gas inventory financing of ($1.2) million, repayment of long-term debt of ($0.2) million, and other of ($0.6) million. Proceeds from issuances of common stock provided a source of cash of $0.5 million.

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

Regulatory Assets consist of the following (millions)

	June 30,		December 31,
	2011	2010	2010
Energy Supply Contract Obligations	$17.2	$27.8	$21.7
Deferred Restructuring Costs	23.7	26.9	25.0

Subtotal – Restructuring Related Items	40.9	54.7	46.7
Retirement Benefit Obligations	46.9	43.7	47.1
Income Taxes	12.0	13.3	12.7
Environmental Obligations	18.4	21.2	20.3
Deferred Storm Charges	20.9	21.7	21.0
Other	12.4	8.7	10.9

Total Regulatory Assets	$151.5	$163.3	$158.7
Less: Current Portion of Regulatory Assets(1)	15.4	16.6	15.7

Regulatory Assets – noncurrent	$136.1	$146.7	$143.0

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulatory authorities to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2011, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2011, the Company and its subsidiaries had 455 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2011, 149 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012, May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2011 and June 30, 2010 were 2.23% and 2.33%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2011 and June 30, 2010 were 2.27% and 2.28%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Gas	$25.2	$23.7	$91.1	$84.8
Electric	42.9	46.6	91.1	97.4
Other	1.4	1.1	2.7	2.2

Total Operating Revenues	69.5	71.4	184.9	184.4

Operating Expenses
Purchased Gas	15.0	13.5	55.5	52.6
Purchased Electricity	25.8	31.7	57.0	67.5
Operation and Maintenance	12.5	12.4	24.7	23.8
Conservation & Load Management	1.6	2.5	3.1	4.2
Depreciation and Amortization	7.7	7.2	15.6	14.3
Provisions (Benefit) for Taxes:
Local Property and Other	3.0	2.5	6.3	5.6
Federal and State Income	(0.3)	(1.0)	5.1	2.9

Total Operating Expenses	65.3	68.8	167.3	170.9

Operating Income	4.2	2.6	17.6	13.5
Non-Operating Expenses (Income)	0.1	0.1	0.2	0.2

Income Before Interest Expense	4.1	2.5	17.4	13.3
Interest Expense, Net	4.8	4.5	9.4	8.8

Net Income (Loss)	(0.7)	(2.0)	8.0	4.5
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$(0.8)	$(2.1)	$7.9	$4.4

Weighted Average Common Shares Outstanding – Basic (000’s)	10,877	10,820	10,868	10,810
Weighted Average Common Shares Outstanding – Diluted (000’s)	10,877	10,820	10,871	10,811
Earnings Per Common Share (Basic and Diluted)	$(0.08)	$(0.19)	$0.73	$0.41
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2011	2010	2010
ASSETS:

Utility Plant:
Electric	$326.5	$310.7	$321.5
Gas	366.7	330.2	360.1
Common	30.4	29.7	30.2
Construction Work in Progress	21.2	29.0	16.6

Total Utility Plant	744.8	699.6	728.4
Less: Accumulated Depreciation	260.6	243.0	251.9

Net Utility Plant	484.2	456.6	476.5

Current Assets:
Cash	5.8	6.3	8.9
Accounts Receivable, net	32.9	27.9	36.9
Accrued Revenue	26.0	22.5	46.7
Refundable Taxes	—	—	7.5
Gas Inventory	8.3	11.1	10.6
Materials and Supplies	3.9	3.4	2.9
Prepayments and Other	5.3	4.5	3.6

Total Current Assets	82.2	75.7	117.1

Noncurrent Assets:
Regulatory Assets	136.1	146.7	143.0
Other Noncurrent Assets	25.1	26.6	23.0

Total Noncurrent Assets	161.2	173.3	166.0

TOTAL ASSETS	$727.6	$705.6	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$186.3	$187.0	$189.0
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	288.1	288.6	288.3

Total Capitalization	476.4	477.6	479.3

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.4	0.5
Accounts Payable	15.8	16.7	26.5
Taxes Payable	0.4	5.6	—
Short-Term Debt	51.3	24.6	66.8
Energy Supply Contract Obligations	15.5	19.1	17.0
Other Current Liabilities	17.3	19.0	16.1

Total Current Liabilities	100.8	85.4	126.9

Deferred Income Taxes	48.1	33.6	43.8

Noncurrent Liabilities:
Energy Supply Contract Obligations	8.3	17.1	12.6
Retirement Benefit Obligations	72.1	67.3	74.0
Environmental Obligations	14.5	14.3	14.5
Other Noncurrent Liabilities	7.4	10.3	8.5

Total Noncurrent Liabilities	102.3	109.0	109.6

TOTAL CAPITALIZATION AND LIABILITIES	$727.6	$705.6	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net Income	$8.0	$4.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	15.6	14.3
Deferred Tax Provision (Benefit)	4.5	(5.3)
Changes in Working Capital Items:
Accounts Receivable	4.0	5.6
Accrued Revenue	20.7	21.5
Taxes Refundable / Payable	7.9	7.3
Gas Inventory	2.3	3.2
Accounts Payable	(10.7)	(8.4)
Other Changes in Working Capital Items	(1.8)	(2.3)
Deferred Regulatory and Other Charges	(0.6)	(9.1)
Other, net	(3.3)	(4.3)

Cash Provided by Operating Activities	46.6	27.0

Investing Activities:
Property, Plant and Equipment Additions	(25.1)	(19.2)

Cash (Used in) Investing Activities	(25.1)	(19.2)

Financing Activities:
Repayment of Short-Term Debt	(15.5)	(39.9)
Proceeds From Issuance (Repayment of) Long-Term Debt, net	(0.2)	39.7
Net Decrease in Gas Inventory Financing	(1.2)	(1.6)
Dividends Paid	(7.6)	(7.6)
Proceeds from Issuance of Common Stock, net	0.5	0.5
Other, net	(0.6)	(0.3)

Cash (Used in) Financing Activities	(24.6)	(9.2)

Net (Decrease) in Cash	(3.1)	(1.4)
Cash at Beginning of Period	8.9	7.7

Cash at End of Period	$5.8	$6.3

Supplemental Cash Flow Information:
Interest Paid	$10.8	$9.7
Income Taxes Paid (Refunded)	$(7.3)	$1.0

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

The Company’s results are expected to reflect the seasonal nature of the natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating expenses usually exceed sales margins in those periods.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on February 3, 2011, for a description of the Company’s Basis of Presentation.

Derivatives – The Company has a regulatory commission-approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to the associated delivery month. Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission-approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Purchased Gas when the gains and losses are passed through to customers in accordance with rate reconciling mechanisms.

As of June 30, 2011, June 30, 2010 and December 31, 2010, the Company had 1.5 billion, 1.3 billion and 1.3 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount Offset in Regulatory Assets(1), as of:
		Fair Value
Description	Balance Sheet Location	June 30, 2011	June 30, 2010	December 31, 2010
Natural Gas Futures Contracts	Other Current Liabilities	$0.5	$1.2	$0.8

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.1	0.1	0.2

Total		$0.6	$1.3	$1.0

(1)	The current portion of Regulatory Assets is recorded as Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$1.2	$1.0	$1.3	$2.9
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(2):
Purchased Gas	$1.0	$1.6	$1.7	$3.9

(2)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. Amounts presented are in millions unless otherwise specified.

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

The Allowance for Doubtful Accounts as of June 30, 2011, June 30, 2010 and December 31, 2010, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

	June 30,		December 31,
	2011	2010	2010
Allowance for Doubtful Accounts	$2.8	$3.0	$2.6

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Recently Issued Pronouncements – In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, (ASU 2011-04). This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited, and requires prospective application. The Company does not expect that the adoption of ASU 2011-04 will have a significant, if any, impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
6/16/11	08/15/11	08/01/11	$0.345
03/24/11	05/16/11	05/02/11	$0.345
01/18/11	02/15/11	02/01/11	$0.345

09/22/10	11/15/10	11/01/10	$0.345
06/17/10	08/16/10	08/02/10	$0.345
03/25/10	05/14/10	04/30/10	$0.345
01/14/10	02/16/10	02/02/10	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

On April 21, 2011, the Company’s shareholders approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 16,000,000 shares to 25,000,000 shares in the aggregate. The Company had 10,934,630, 10,869,603 and 10,890,262 of common shares outstanding at June 30, 2011, June 30, 2010 and December 31, 2010, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2011, the Company sold 20,038 shares of its common stock, at an average price of $23.66 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $474,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan – On February 9, 2011, 24,330 restricted shares were issued in conjunction with the 2003 Restricted Stock Plan (Restricted Stock Plan) with an aggregate market value at the date of issuance of $554,237. There were 43,993 and 37,797 non-vested shares under the Restricted Stock Plan as of June 30, 2011 and 2010, respectively. The weighted average grant date fair value of these shares was $22.11 and $22.03, respectively. The compensation expense associated with the issuance of shares under the Restricted Stock Plan is being recognized over the vesting period and was $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, there was approximately $1.2 million of total unrecognized compensation cost under the Restricted Stock Plan which is expected to be recognized over approximately 2.7 years. There were no forfeitures or cancellations under the Restricted Stock Plan during the six months ended June 30, 2011.

On March 24, 2011, the Board of Directors of the Company amended the Company’s 2003 Restricted Stock Plan (the “Amendment”) and restated the 2003 Restricted Stock Plan, as amended, in its entirety as the Company’s Amended and Restated 2003 Stock Plan (the “Stock Plan”).The Amendment adds restricted stock units as a type of award that the Company may grant to the Company’s employees, Directors or consultants pursuant to the Stock Plan. There were no restricted stock units issued under the Stock Plan during the six months ended June 30, 2011.

Preferred Stock

Details on preferred stock at June 30, 2011, June 30, 2010 and December 31, 2010 are shown below:

	June 30,		December 31,
	2011	2010	2010
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

Shares Outstanding	June 30,		December 31,
	2011	2010	2010
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	2,250	2,250	2,250
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	7,861	7,901	7,901
8.00% Series, $100 Par Value	9,696	9,742	9,742

There were $0.1 million and $0.1 million of total dividends declared on Preferred Stock in both the three and six months ended June 30, 2011 and June 30, 2010, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at June 30, 2011, June 30, 2010 and December 31, 2010 are shown below ($ Millions):

	June 30,		December 31,
	2011	2010	2010
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	3.6	4.0	3.8

Total Long-Term Debt	288.6	289.0	288.8
Less: Current Portion	0.5	0.4	0.5

Total Long-term Debt, Less Current Portion	$288.1	$288.6	$288.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at June 30, 2011 is estimated to be approximately $323 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

Credit Arrangements

At June 30, 2011, June 30, 2010 and December 31, 2010, the Company had $51.3 million, $24.6 million and $66.8 million, respectively, in short-term debt outstanding through bank borrowings under its revolving credit facility which extends through October 8, 2013. The borrowing limit under the revolving credit facility is $80.0 million. The total amount of credit available under the Company’s revolving credit facility at June 30, 2011, June 30, 2010 and December 31, 2010 was $28.7 million, $55.4 million and $13.2 million, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.6 million, $8.5 million and $11.7 million outstanding at June 30, 2011, June 30, 2010 and December 31, 2010, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010. There were no amounts of natural gas inventory released in June 2011 and payable in July 2011 that were recorded in Accounts Payable at June 30, 2011.There were no amounts of natural gas inventory released in June 2010 and payable in July 2010 that were recorded in Accounts Payable at June 30, 2010.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to limit these guarantees to two years or less. As of June 30, 2011 there are $32.3 million of guarantees outstanding and the longest of these guarantees extends through December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite. As of June 30, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.6 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite notes due 2018. As of June 30, 2011, the principal amount outstanding for the 7.15% Granite notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2011 and June 30, 2010 (Millions):

Three Months Ended June 30, 2011	Electric	Gas	Other	Non- Regulated	Total
Revenues	$42.9	$25.2	$—	$1.4	$69.5
Segment Profit (Loss)	1.6	(3.0)	0.1	0.5	(0.8)
Capital Expenditures	4.5	8.8	1.0	—	14.3

Three Months Ended June 30, 2010
Revenues	$46.6	$23.7	$—	$1.1	$71.4
Segment Profit (Loss)	0.7	(3.1)	—	0.3	(2.1)
Capital Expenditures	1.0	7.5	0.4	—	8.9

Six Months Ended June 30, 2011
Revenues	$91.1	$91.1	$—	$2.7	$184.9
Segment Profit (Loss)	3.3	3.8	(0.1)	0.9	7.9
Capital Expenditures	9.8	14.0	1.3	—	25.1
Segment Assets	364.5	350.5	6.0	6.6	727.6

Six Months Ended June 30, 2010
Revenues	$97.4	$84.8	$—	$2.2	$184.4
Segment Profit (Loss)	2.0	1.5	0.2	0.7	4.4
Capital Expenditures	7.9	10.3	1.0	—	19.2
Segment Assets	365.7	327.8	8.1	4.0	705.6

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

In its rate filing the Company made a request for an increase of $7.1 million in its annual electric distribution revenues, including the recovery of deferred emergency storm restoration costs incurred as a result of the December 2008 ice storm and subsequent restoration. The MDPU had earlier approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from the ice storm damage for future recovery in rates. The order of approval made no findings as to whether the subject expenses were reasonable or whether they can be recovered from ratepayers, and confirmed that the MDPU would consider the subsequent ratemaking treatment of the expense as part of Fitchburg’s rate case, along with the Company’s rate of return. As of June 30, 2011, Fitchburg has deferred approximately $13.4 million associated with the repair of its electric distribution system for future recovery in rates.

Also in the rate filing, the Company proposed a rate-impact mitigation alternative in order to offset, in whole, the electric distribution rate increase with a corresponding decrease in its Transition Charge. The Transition Charge is the means by which Fitchburg recovers its power supply-related stranded costs and other restructuring-related regulatory assets, discussed above. Any offsetting decrease in the Transition Charge would allow for the recovery of the restructuring related stranded costs over an extended term.

The Company also filed a request for an increase of $4.4 million in its annual gas distribution revenues. The MDPU issued an order suspending and deferring the use of the rates for both the electric division and gas division until August 2, 2011. Hearings on the rate requests were held during April 2011, and briefs have been filed. A final decision from the MDPU is expected on August 2, 2011.

Granite State Gas Transmission, Inc. – Base Rate Case Filing – On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the Federal Energy Regulatory Commission (“FERC”), which is Granite State’s first request for a rate change since its last general rate case in 1997. On July 30, 2010, the FERC ordered the rate increase to be effective on January 1, 2011, subject to refund and hearing and settlement procedures. On November 30, 2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues in the docket. The settlement provided for an increase of approximately $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

On July 26, 2011, an amendment to the rate settlement agreement was filed on behalf of Granite State and the parties to this proceeding. If approved by the FERC, the amended settlement agreement will result in an additional increase of approximately $0.5 million in Granite State’s annual revenues effective August 1, 2011. Under the amended settlement agreement, beginning in 2012, Granite State would also be permitted to file limited rate adjustment filings to recover the revenue requirements for future capital cost additions to transmission plant for major planned projects as stipulated in the amended settlement. The limited rate adjustment filings would be made annually on or about June 29 of each year to be effective August 1 of each year, and are projected to conclude in 2014 when these major projects will be completed. The estimated annual revenue increases for these limited rate adjustment filings of approximately $0.3 million, $0.3 million and $0.6 million would occur on August 1, 2012, August 1, 2013 and August 1, 2014, respectively.

Unitil Energy Base Rate Case Filing – On April 15, 2010, Unitil Energy filed a proposed increase of $10.1 million in annual base revenue, an increase of 6.5 percent above annual operating revenue. In addition, Unitil Energy’s filing included a proposed long-term rate plan establishing future rate step adjustments for utility plant investments and enhanced reliability and vegetation management program expenditures.

On April 26, 2011, the NHPUC approved a final rate settlement which had been reached among the Company, the NHPUC Staff and the Office of Consumer Advocate, resolving all matters concerning the base rate filing. The settlement makes permanent a temporary increase of $5.2 million in annual revenue which went into effect on July 1, 2010. The settlement also provides for an additional increase of $5.0 million in annual revenue which went into effect on May 1, 2011.

The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with estimated future increases of $1.5 million, $1.9 million and $1.4 million in annual revenue to occur on May 1, 2012, May 1, 2013 and May 1, 2014, respectively, to support Unitil Energy’s continued capital improvements to its distribution system. The rate plan allows Unitil to file for additional rate relief if its return on equity is less than seven percent and a sharing of earnings with customers if its return on equity is greater than ten percent in a calendar year. The settlement provides that Unitil Energy’s authorized return on equity would remain at 9.67%, and that the Company will use a common equity ratio of 45.45% and an overall weighted cost of capital of 8.39% to determine changes to distribution rate levels.

The settlement approved Unitil’s proposal for an augmented vegetation management program and reliability enhancement program. Under the augmented vegetation management program, Unitil Energy will be increasing its vegetation management spending from a current spending level of approximately $1.0 million to $3.1 million by 2013. Under the new reliability enhancement program, Unitil Energy will spend $1.8 million annually towards targeted projects designed to enhance system reliability. The funding for both of these programs is included in the future rate increases discussed above.

The settlement provides for recovery of deferred December 2008 ice storm and February 2010 wind storm costs of approximately $7.6 million, including carrying charges. These costs will be recovered over eight years in the form of a tariff surcharge. Finally, the settlement establishes a major storm reserve of $400,000 annually, which will be used to recover costs associated with responding to and recovering from future qualifying major storm events.

Northern Utilities Base Rate Case Filings – In May 2011, Northern Utilities filed two separate rate cases requesting approval to change its natural gas distribution base rates in New Hampshire and Maine, with the NHPUC and the MPUC, respectively.

The filings represent the first rate case in approximately 10 years for Northern’s New Hampshire gas distribution operations and 28 years for its Maine gas distribution operations. In New Hampshire, the Company has requested an increase of $5.2 million in annual gas distribution base revenue, which represents an increase of approximately 8.1 percent over annual operating revenue. In Maine, the Company has requested an increase of $10.1 million in annual gas distribution base revenue or an increase of approximately 16.7 percent over current operating revenue. Both filings include a proposed capital cost recovery tracking mechanism to recover the future costs associated with Northern’s cast iron and bare steel pipe replacement programs. The rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2012. Northern has also requested temporary rates in both states. In New Hampshire, a settlement of temporary rates was reached among the Company, the NHPUC Staff and the Office of Consumer Advocate. It provides for a temporary increase of approximately $1.7 million in annual revenue to become effective as of August 1, 2011. On July 22, 2011, the NHPUC approved the temporary revenue increase as filed. In New Hampshire, once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, August 1, 2011. The request for temporary rates in Maine remains pending before the MPUC.

Fitchburg – Management Audit – As a result of its investigation of Fitchburg’s preparation for, and response to, the December 2008 Ice Storm, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit, which was performed by Jacobs Consultancy, Inc. (Jacobs), was completed and the audit report was submitted by Jacobs to the MDPU on April 13, 2011. The Audit Report found Unitil’s management practices to be comprehensive, sound and in-line with industry practice. It also included sixteen recommendations intended to further improve the results of Unitil’s management strategy, and acknowledged that many of these recommendations were already being implemented by the Company.

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

Fitchburg – Other – On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Three year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. On June 16, 2011, the MDPU issued its final order with respect to the terms and conditions for purchasing supplier receivables (POR). Under POR, the electric distribution companies purchase the billing accounts receivable of competitive suppliers operating in their service territories.

On January 26, 2011, the MDPU issued orders with respect to Fitchburg’s 2008 and 2009 Service Quality Reports for its electric division. Fitchburg failed to meet certain of its service quality benchmarks in 2008, and a penalty of $100,478 was ordered to be refunded to its electric customers. The Company refunded this amount to customers in their June and July 2011 billings. For 2009 performance, no net penalty was assessed. As required by the Order, on February 16, 2011 Fitchburg filed a report regarding the actions it has taken to improve its performance in the metrics it had not met.

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

Unitil Energy – Billing – In early February 2011, Unitil Energy discovered that the electricity consumption of one of its larger customers, The Riverwoods Company at Exeter, had been incorrectly billed since September 10, 2004. The cause of the billing error has been determined to be a current transformer connected to the customer’s meter, which had been mislabeled by the manufacturer, and caused the Company to overcharge the customer for bills issued from October 2004 through January 2011. The amount of the customer’s overpayment is calculated to be approximately $1.8 million. The Company has taken steps to correct the problem by changing its existing billing procedures for this customer. The Company has filed a petition with the NHPUC requesting a declaratory ruling confirming the time period for calculation of a refund to the customer. Statutory provisions may limit the time period for which the Company is responsible for reparations. The Company has also requested authorization to adjust certain account balances in order to correct for this over-collection, which resulted in other customers’ bills being artificially lower than they should have been. The Company believes that an adjustment to the balances of these accounts is appropriate to bring them to the levels they would have been but for the over-collection, and to permit recovery from other customers of approximately $1.4 million, the amount by which they benefited as a result of the over-collection. This would limit the

Company’s responsibility of the overcharge to approximately $350,000. In the meantime, the Company has provided a refund to the customer of $611,699, which was calculated based upon the Company’s understanding of the statutory limitation on reparations for such overcharges. The Company has indicated that it is willing to refund to the customer the full amount of the overcharge, provided that the Commission issues a final ruling that such payment will not run afoul of the statutory limitation on such reparations, and that the Company is authorized to adjust its account balances for the entire period in order to permit collection from other customers of the amount they were undercharged. This matter remains pending. See additional discussion on this matter below in “Legal Proceedings.”

Northern Utilities – Other – On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s unaudited consolidated balance sheet at June 30, 2011 was $0.7 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in portions of Northern Utilities’ Maine service areas. In an order issued on July 30, 2010, the MPUC approved a Settlement Agreement resolving this matter, filed on behalf of Northern Utilities, the Maine Office of the Public Advocate, and several state legislator intervenors, which was filed with the MPUC on July 6, 2010. Under the Agreement, Northern Utilities will proceed with a comprehensive upgrade and replacement program (the Program), which will provide for the systematic replacement of cast iron, wrought iron and bare steel pipe in Northern Utilities’ natural gas distribution system in Portland and Westbrook, Maine and the conversion of the system to intermediate pressure. The Agreement establishes the objective of completing the Program by the end of the 2024 construction season. Under the Agreement, the parties agreed to support a cost recovery mechanism that will provide for the timely recovery of prudently-incurred costs of the Program. The features of this cost recovery mechanism will be finalized during Northern Utilities’ next base rate case proceeding, which is underway, as described above.

Northern Utilities – Maine Sales Tax Under–Collection – As part of a routine internal financial review related to 2010, it was determined that during the conversion of the Northern Utilities customer portfolio from the prior owner to Unitil’s customer information system, a portion of Northern Utilities’ commercial and industrial customers were incorrectly converted as exempt from Maine sales tax. As a result, the Company did not bill and collect sales tax from those customers as of the conversion of the customer portfolio in July 2009. The Company promptly contacted the Maine Revenue Service (MRS) to advise them of the error. A Settlement Agreement between Northern Utilities and MRS was executed on January 31, 2011. Among other things, the Settlement Agreement allowed the Company time to amend all sales tax returns for all relevant periods affected by the sales tax conversion error provided that at the time amended returns were filed that the Company would pay all additional sales tax due plus interest. The Settlement Agreement also provided a waiver from the MRS of any civil penalties for failure to pay such sales taxes at the time when they were due. Accordingly, on May 26, 2011, Northern filed amend sales tax returns and paid sales tax due of $1.0 million to the MRS pursuant to the settlement agreement. Pursuant to state law, the tax shortfall is a debt of the customer to the utility and the Company has a right to recover the sales tax from customers. On June 2, 2011, the Company reached agreement with the MPUC concerning the methodology and procedure by which customers who were incorrectly converted as exempt from Maine sales tax would be billed for their sales tax arrears. The billing and collection of the tax arrears began in June 2011 and the Company anticipates that it will recoup substantially all of the arrears as a result of the collection effort.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 Ice Storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in the fall of 2011. The Company continues to believe the suit is without merit and will defend itself vigorously.

A civil suit was filed against Unitil Energy on June 20, 2011 in Rockingham County Superior Court in Brentwood, New Hampshire, captioned The Riverwoods Company at Exeter v. Unitil Energy Systems, Inc. The suit alleges damage claims for negligence, breach of contract and violation of the New Hampshire Consumer Protection Act, RSA chapter 358-A. Riverwoods seeks recovery of $1.2 million, representing its claim for the balance of overpayments incurred as a result of a billing error, as well as interest, fees and costs, and double or treble damages pursuant to RSA chapter 358-A. The dispute which is the subject matter of this action is also the subject of a petition filed by Unitil Energy with the NHPUC, and which is described more fully above in “Regulatory Matters.”

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 3, 2011.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2011, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at June 30, 2011 are accrued liabilities totaling $12.0 million related to estimated future clean up costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. Fitchburg had filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and received these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third-parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Also included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2011 are accrued liabilities totaling $2.5 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.1 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at June 30, 2011 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

NOTE 8: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

The Company evaluated its tax positions at December 31, 2010 and for the current interim reporting period ended June 30, 2011 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months.

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

The Company applied the tax accounting method change retroactively for additional deductions of $23.9 million in its Federal income tax return filing for the year ended December 31, 2009 which resulted in a 2009 NOL of $26.5 million. As a result, the Company recognized NOL carrybacks against its Federal income tax returns for the years ended December 31, 2004, 2005, and 2007 in the amounts of $1.1 million, $12.8 million, and $9.6 million, respectively. The carryback of the 2009 NOL resulted in current tax refunds of $7.5 million, which were received in 2011, and remaining unused NOL and Alternative Minimum Tax (AMT) credit carryforwards of $3.0 million and $1.4 million respectively.

According to IRC rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee and are subject to review by the IRS and attorneys of the Joint Committee. As a result, on April 1, 2011, the Company received notice that its Federal income tax return filing for the year ended December 31, 2009 is under examination by the IRS.

The Company remains subject to examination by Federal, Maine, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2008; and December 31, 2007. Income tax filings for the year ended December 31, 2010 have been extended until September 15, 2011. In addition, because of the application of the 2009 NOL; tax periods ended December 31, 2004, 2005 and 2007 are subject to examination to the extent of the application of the NOL to those periods.

In total at December 31, 2010, the Company had generated NOL carryforwards for income tax purposes of $8.5 million to offset against taxes payable in future periods. If unused, the Company’s NOL carryforwards will expire in 2029 and 2030. In addition, at December 31, 2010, the Company had $1.4 million of AMT credit carryforwards to offset future AMT indefinitely.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2011	2010
Used to Determine Plan Costs
Discount Rate	5.35%	5.75%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2011	2010	2011	2010	2011	2010
Service Cost	$735	$652	$479	$366	$71	$71
Interest Cost	1,171	1,115	570	504	57	57
Expected Return on Plan Assets	(1,210)	(1,046)	(204)	(149)	—	—
Prior Service Cost Amortization	62	64	432	394	3	1
Transition Obligation Amortization	—	—	5	6	—	—
Actuarial Loss Amortization	783	602	—	—	19	33

Sub-total	1,541	1,387	1,282	1,121	150	162
Amounts Capitalized and Deferred	(677)	(481)	(401)	(237)	—	—

Net Periodic Benefit Cost Recognized	$864	$906	$881	$884	$150	$162

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2011	2010	2011	2010	2011	2010
Service Cost	$1,471	$1,304	$959	$733	$142	$142
Interest Cost	2,342	2,229	1,139	1,008	113	114
Expected Return on Plan Assets	(2,420)	(2,091)	(409)	(299)	—	—
Prior Service Cost Amortization	125	127	864	789	6	2
Transition Obligation Amortization	—	—	11	11	—	—
Actuarial Loss Amortization	1,566	1,203	—	—	39	66

Sub-total	3,084	2,772	2,564	2,242	300	324
Amounts Capitalized and Deferred	(1,180)	(1,103)	(634)	(587)	—	—

Net Periodic Benefit Cost Recognized	$1,904	$1,669	$1,930	$1,655	$300	$324

Employer Contributions

The Company has made $7.7 million of contributions to the Pension Plan in 2011. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2011 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

As of June 30, 2011, the Company had made $26,000 of contributions to the SERP Plan in 2011. The Company presently anticipates contributing an additional $27,000 to the SERP Plan in 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2011 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2011.

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 24, 2011, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $224,500 in value of shares have been purchased or, if sooner, on March 24, 2012.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The Company’s repurchases are shown in the table below for the monthly periods noted:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
4/1/11 – 4/30/11	—	—	—
5/1/11 – 5/31/11	—	—	—
6/1/11 – 6/30/11	223	$25.95	223

Total	223	$25.95	223

Item 5.	Other Information

On July 28, 2011, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2011. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 28, 2011 Announcing Earnings For the Quarter Ended June 30, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 28, 2011	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 28, 2011	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 28, 2011 Announcing Earnings For the Quarter Ended June 30, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith