Form 10-Q
period 2011-09-30
UNITIL CORP
filed 2011-10-27
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2011
Common Stock, No par value	10,945,747 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. On December 1, 2008, the Company purchased: (i) all of the outstanding capital stock of Northern Utilities, Inc. (Northern Utilities), a natural gas distribution utility serving customers in New Hampshire and Maine, from Bay State Gas Company and (ii) all of the outstanding capital stock of Granite State Gas Transmission, Inc. (Granite State), an interstate natural gas transmission pipeline company primarily serving the needs of Northern Utilities, from NiSource, Inc. (the Acquisitions).

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

Unitil had an investment in Net Utility Plant of $499.8 million at September 30, 2011. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity:

Fitchburg - On January 14, 2011, Fitchburg filed a petition with the Massachusetts Department of Public Utilities (MDPU) requesting approval of a comprehensive revenue decoupling proposal and for an increase in its electric and gas distribution rates. In its rate filing the Company made a request for an increase of $7.1 million in its electric distribution rates, including the recovery of deferred emergency storm restoration costs incurred as a result of the December 2008 ice storm and subsequent restoration. The MDPU had earlier approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from the ice storm damage for future recovery in rates. The Company’s filing also included a request for an increase of $4.4 million in its gas distribution rates.

On August 1, 2011, the MDPU issued its Order (the “Order”) approving increases of $3.3 million and $3.7 million in annual distribution revenues for Fitchburg’s electric and gas divisions, respectively. The MDPU also approved revenue decoupling mechanisms and a return on equity of 9.2% for both the electric and gas divisions of the Company. The rate increase for Fitchburg’s electric division included the recovery of $11.4 million of previously deferred emergency storm restoration costs associated with the December 2008 ice storm, which costs are to be amortized and recovered over seven (7) years without carrying costs. As a result, the Company recognized a non-recurring pre-tax charge of $2.0 million in the third quarter of 2011 to charge-off previously accrued carrying costs of $1.8 million and other previously accrued expenses related to the December 2008 ice storm. The Order provides resolution to the open regulatory matters concerning the ratemaking treatment and cost recovery related to the December 2008 ice storm event.

Granite State - On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the FERC. On November 30, 2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues and providing for an increase of $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

On July 26, 2011, an amendment to the rate settlement agreement was filed on behalf of Granite State and the parties to this proceeding. The amendment was approved by the FERC on August 31, 2011. The amended settlement agreement results in an additional increase of approximately $0.5 million in Granite State’s annual revenues effective August 1, 2011. Under the amended settlement agreement, beginning in 2012, Granite State would also be permitted to file limited rate adjustment filings to recover the revenue requirements for future capital cost additions to transmission plant for major planned projects as stipulated in the amended settlement. The limited rate adjustment filings would be made annually on or about June 29 of each year to be effective August 1 of each year, and are projected to conclude in 2014 when these major projects will be completed. The estimated annual revenue increases for these limited rate adjustment filings of approximately $0.3 million, $0.3 million and $0.6 million would occur on August 1, 2012, August 1, 2013 and August 1, 2014, respectively.

Unitil Energy - On April 26, 2011 the New Hampshire Public Utilities Commission (NHPUC) issued an order approving new base rates (Order). The Order makes permanent a temporary increase of $5.2 million in annual revenue which went into effect on July 1, 2010. The Order also provides for an additional increase of $5.0 million in annual revenue which went into effect on May 1, 2011. The Order extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with estimated future increases in annual revenue of $1.5 million, $1.9 million and $1.4 million to occur on May 1, 2012, May 1, 2013 and May 1, 2014, respectively, to support Unitil Energy’s continued capital improvements to its distribution system. Additionally, the Order provides for an augmented vegetation management program and reliability enhancement program by Unitil Energy which would be funded in the future rate increases discussed above. Finally, the Order provides for recovery of deferred December 2008 ice storm and February 2010 wind storm costs over eight years in the form of a tariff surcharge and establishes a major storm reserve of $400,000 annually, which will be used to recover costs associated with responding to and recovering from future qualifying major storm events.

Northern Utilities - In May 2011, Northern Utilities filed two separate rate cases requesting approval to change its natural gas distribution base rates in New Hampshire and Maine, with the NHPUC and the Maine Public Utilities Commission (MPUC), respectively.

The filings represent the first rate case in approximately 10 years for Northern Utilities’ New Hampshire gas distribution operations and 28 years for its Maine gas distribution operations. In New Hampshire, the Company has requested an increase of $5.2 million in annual gas distribution base revenue, which represents an increase of approximately 8.1 percent. In Maine, the Company has requested an increase of $10.1 million in annual gas distribution base revenue which represents an increase of approximately 16.7 percent. Both filings include an initial step increase to reflect 2011 capital spending and a proposed capital cost recovery tracking mechanism to recover the future costs associated with Northern Utilities’ cast iron and bare steel pipe replacement programs. The rate case filings are subject to regulatory review and approval with final rate orders expected by the end of the first quarter of 2012. Northern Utilities has also requested temporary rates in both states. In New Hampshire, a settlement of temporary rates was reached among the Company, the NHPUC Staff and the Office of Consumer Advocate which provides for a temporary increase of approximately $1.7 million in annual revenue to become effective as of August 1, 2011. On July 22, 2011, the NHPUC approved the temporary revenue increase as filed. In New Hampshire, once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, August 1, 2011. Hearings on permanent rates before the NHPUC are currently scheduled for the end of March 2012.

The request for temporary rates in Maine remains pending before the MPUC. On August 3, 2011, the Maine Office of the Public Advocate filed its testimony in the rate case, recommending an increase of $7.4 million, and a number of adjustments to the initial step increase to reflect 2011 capital spending related to the proposed capital cost tracking mechanism. On September 14, 2011, the MPUC Staff submitted its Bench Analysis, which provided the Staff’s view on a number of issues in the company’s requested increase and proposed several modifications. The MPUC Staff did not provide a recommended revenue requirement, but indicated that its analysis showed that the required increase was less than either the Company’s or Public Advocate’s proposals. The Company filed its rebuttal testimony on October 5, 2011, which supports its initial requested increase with several minor adjustments. On October 25, 2011, the Company and the Maine Office of the Public Advocate along with certain other Intervenor parties to this proceeding, entered into a comprehensive settlement agreement resolving all outstanding issues in this rate case among them. The comprehensive settlement agreement supports the Company’s request for a temporary annual increase in distribution revenue of $3.5 million effective November 1, 2011, a permanent annual increase in distribution revenue of $7.8 million effective January 1, 2012, and a permanent annual increase in distribution revenue of $0.8 million to recover the costs of 2011 cast iron capital spending effective May 1, 2012. Hearings before the MPUC on the comprehensive settlement agreement are scheduled for the last week of October. Deliberations for the temporary annual increase in distribution revenue are also scheduled for the last week of October. The Company expects a final decision from the MPUC by November 1, 2011 regarding the temporary annual increase in distribution revenue, and by December 31, 2011 regarding the permanent annual increases in distribution revenue.

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

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation and subject to the rules, policies and procedures in each applicable regulatory jurisdiction. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third party suppliers. A majority of Unitil’s largest commercial and industrial (C&I) customers purchase their electric and natural gas supplies from third-party suppliers. However, most residential and small customers continue to purchase their electric and natural gas supplies through Unitil’s distribution utilities. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

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

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended September 30, 2011 and September 30, 2010 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company’s results are expected to reflect the seasonal nature of its natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating expenses usually exceed sales margins in those periods.

Earnings Overview

The Company’s Earnings (Loss) Applicable to Common Shareholders was $6.3 million, or $0.58 per share, for the nine months ended September 30, 2011, compared to $4.3 million, or $0.40 per share, for the same period of 2010. Results for the nine month period reflect increased electric and gas sales margins and volumes across all of Unitil’s distribution utilities.

For the third quarter of 2011, the Company reported a net loss of ($1.6 million), or ($0.15) per share, compared to a net loss of ($0.1) million, or ($0.01) per share, for the third quarter of 2010. During the third quarter of 2011, the Company’s Massachusetts distribution utility completed its electric and natural gas rate cases which provided: a combined annual revenue increase of $7 million, electric and gas revenue decoupling mechanisms, and recovery of December 2008 ice storm costs. In the third quarter of 2011, in connection with those Massachusetts rate cases, the Company recognized a non-recurring pre-tax charge of $2.0 million, or $0.11 per share, related to the December 2008 ice storm. The conclusion of the Massachusetts rate cases provides resolution to the open regulatory matters concerning the ratemaking treatment and cost recovery related to the December 2008 ice storm event.

Natural gas sales margin increased $0.3 million and $4.3 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting higher sales volumes. Total natural gas therm sales were 6.0% and 13.1% higher in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. The increased sales reflect: increased usage by Commercial and Industrial (C&I) customers, growth in new customers and the effect of colder weather earlier in the year. Heating Degree Days in the first nine months of 2011 were 9.2% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased 5.9% and 8.6% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Electric sales margin increased $0.9 million and $5.6 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting higher rates. Total electric kilowatt hour (kWh) sales decreased 3.4% in the three months ended September 30, 2011 compared to the same period in 2010 reflecting the effect of cooler summer weather in 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, total kWh sales increased 0.3% compared to the same period in 2010 reflecting higher sales to Residential customers partially offset by lower sales to C&I customers. The increased sales to Residential customers in the nine month period reflect customer growth and the effect of colder winter weather in the first quarter of 2011 compared to 2010, partially offset by the effect of cooler summer weather in 2011 compared to 2010. There were 19.8% fewer Cooling Degree Days in the third quarter of 2011 compared to the same period in 2010 while Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, total kWh sales increased 0.8% and 1.0% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Operation and Maintenance (O&M) expenses increased $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The changes in O&M expenses for the three month period reflect higher utility operating costs of $0.8 million and higher compensation and employee benefit costs of $0.2 million, partially offset by lower professional fees of $0.3 million and lower all other operating costs of $0.2 million. The changes in O&M expenses for the nine month period reflect higher utility operating costs of $1.8 million and higher compensation and employee benefit costs of $1.0 million, partially offset by a reduction of $1.0 million associated with the proceeds from an insurance settlement, lower professional fees of $0.2 million and lower all other operating costs of $0.2 million. Utility operating costs in the three and nine month periods ended September 30, 2011 include approximately $0.4 million and $0.8 million, respectively, of spending on vegetation management and reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Depreciation and Amortization expense increased $0.8 million and $2.1 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting normal utility plant additions and a change in depreciation rates resulting from the Company’s recent base rate case in Massachusetts.

Local Property and Other Taxes increased $0.5 million and $1.2 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases reflect higher local property tax rates and higher levels of utility plant in service.

Federal and State Income Taxes decreased by $0.8 million for the three months ended September 30, 2011 compared to the same period in 2010 due to lower pre-tax earnings in the current period. Federal and State Income Taxes increased by $1.4 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to higher pre-tax earnings in 2011 compared to the same period in 2010.

Other Non-Operating Expenses increased $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010.

Interest Expense, Net increased $1.9 million and $2.5 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. The increases in the three and nine month periods ended September 30, 2011 are due to lower interest income recorded on regulatory assets, including a non-recurring pre-tax charge, in the third quarter of 2011, against interest income of $1.8 million related to the final Order issued by the MDPU, discussed above, the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010 and interest expense of $0.1 million recognized in the third quarter of 2011 related to the settlement with a customer regarding a billing error, as discussed below in Note 6 to the Consolidated Financial Statements.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.5 million and $4.2 million in the three and nine month periods ended September 30, 2011, respectively, increases of $0.3 million and $0.8 million, respectively, compared to the same periods of 2010. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

In 2010, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2011, March, 2011, June 2011 and September 2011 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2011 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Total therm sales of natural gas increased 6.0% and 13.1% in the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase in gas therm sales in the Company’s utility service territories reflects increased usage by both Residential and C&I customers resulting from the addition of new customers. The increased sales also reflect the effect of colder weather earlier in the year. Heating Degree Days in the first nine months of 2011 were 9.2% greater than in the same period in 2010. On a weather-normalized basis, natural gas sales increased 5.9% and 8.6% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

The following table details total firm therm sales for the three and nine months ended September 30, 2011 and 2010, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Residential	2.6	2.5	0.1	4.0%	30.5	26.9	3.6	13.4%
Commercial / Industrial	20.5	19.3	1.2	6.2%	114.1	100.9	13.2	13.1%

Total	23.1	21.8	1.3	6.0%	144.6	127.8	16.8	13.1%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2011 and 2010:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$8.0	$6.7	$1.3	7.5%	$46.8	$42.5	$4.3	4.2%
Commercial / Industrial	13.2	10.7	2.5	14.3%	65.5	59.7	5.8	5.7%

Total Gas Operating Revenue	$21.2	$17.4	$3.8	21.8%	$112.3	$102.2	$10.1	9.9%

Cost of Gas Sales:
Purchased Gas	$12.5	$8.9	$3.6	20.7%	$68.0	$61.5	$6.5	6.4%
Conservation & Load Management	0.5	0.6	(0.1)	(0.6%)	1.5	2.2	(0.7)	(0.7%)

Total Cost of Gas Sales	$13.0	$9.5	$3.5	20.1%	$69.5	$63.7	$5.8	5.7%

Gas Sales Margin	$8.2	$7.9	$0.3	1.7%	$42.8	$38.5	$4.3	4.2%

(1)	Represents change as a percent of Total Gas Operating Revenue.

Total Gas Operating Revenues increased $3.8 million, or 21.8%, and $10.1 million, or 9.9%, in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. Total Gas Operating Revenues include the recovery of the approved costs of gas sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The increase in Total Gas Operating Revenues in the third quarter of 2011 reflects higher Purchased Gas revenues of $3.6 million and higher natural gas sales margins of $0.3 million, partially offset by lower C&LM revenues of $0.1 million. The increase in Total Gas Operating Revenues in the first nine months of 2011 reflects higher Purchased Gas revenues of $6.5 million and higher natural gas sales margins of $4.3 million, partially offset by lower C&LM revenues of $0.7 million.

The Purchased Gas and C&LM components of Gas Operating Revenues increased a combined $3.5 million, or 20.1%, of Total Gas Operating Revenue and $5.8 million, or 5.7%, of Total Gas Operating Revenue in the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. These increases are due to higher sales of natural gas partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers and lower spending on energy efficiency and conservation programs. The Company recovers the costs of Purchased Gas and C&LM in its rates at cost on a pass through basis.

Natural gas sales margin increased $0.3 million and $4.3 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, primarily reflecting higher sales volumes.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Total kWh sales decreased 3.4% in the three months ended September 30, 2011 compared to the same period in 2010 reflecting the effect of cooler summer weather in 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, total kWh sales increased 0.3% compared to the same period in 2010 reflecting higher sales to Residential customers partially offset by lower sales to C&I customers. The increased sales to Residential customers in the nine month period reflect customer growth and the effect of colder winter weather earlier in the year partially offset by the effect of cooler summer weather in 2011 compared to 2010. There were 19.8% fewer Cooling Degree Days in the third quarter of 2011 compared to the same period in 2010 while Heating Degree Days in the first quarter of 2011 were 6% greater than in the same period in 2010. On a weather-normalized basis, total kWh sales increased 0.8% and 1.0% in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

The following table details total kWh sales for the three and nine months ended September 30, 2011 and 2010 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change
Residential	190.2	198.7	(8.5)	(4.3%)	530.1	524.7	5.4	1.0%
Commercial / Industrial	276.5	284.6	(8.1)	(2.8%)	766.2	767.9	(1.7)	(0.2%)

Total	466.7	483.3	(16.6)	(3.4%)	1,296.3	1,292.6	3.7	0.3%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2011 and 2010:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change(1)	2011	2010	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$27.2	$31.0	$(3.8)	(6.6%)	$76.1	$82.9	$(6.8)	(4.4%)
Commercial / Industrial	23.3	26.5	(3.2)	(5.6%)	65.5	72.0	(6.5)	(4.2%)

Total Electric Operating Revenue	$50.5	$57.5	$(7.0)	(12.2%)	$141.6	$154.9	$(13.3)	(8.6%)

Cost of Electric Sales:
Purchased Electricity	$31.0	$39.6	$(8.6)	(15.0%)	$88.0	$107.1	$(19.1)	(12.3%)
Conservation & Load Management	1.7	1.0	0.7	1.2%	3.8	3.6	0.2	0.1%

Total Cost of Electric Sales	$32.7	$40.6	$(7.9)	(13.8%)	$91.8	$110.7	$(18.9)	(12.2%)

Electric Sales Margin	$17.8	$16.9	$0.9	1.6%	$49.8	$44.2	$5.6	3.6%

(1)	Represents change as a percent of Total Electric Operating Revenue.

Total Electric Operating Revenue decreased by $7.0 million, or 12.2%, and $13.3 million, or 8.6%, in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. Total Electric Operating Revenues include the recovery of the approved costs of electric sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The decrease in Total Electric Operating Revenues in the third quarter of 2011 reflects lower Purchased Electricity revenues of $8.6 million, partially offset by higher electric sales margin of $0.9 million and higher C&LM revenues of $0.7 million. The decrease in Total Electric Operating Revenues in the first nine months of 2011 reflects lower Purchased Electricity revenues of $19.1 million, partially offset by higher electric sales margin of $5.6 million and higher C&LM revenues of $0.2 million.

The Purchased Electricity and C&LM components of Total Electric Operating Revenues decreased a combined $7.9 million, or 13.8%, and $18.9 million, or 12.2%, of Total Electric Operating Revenues in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in

2010. The decrease in the three month period primarily reflects lower electric kWh sales and lower electric commodity prices, partially offset by increased spending on energy efficiency and conservation programs. The decrease in the nine month period primarily reflects lower electric commodity costs and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by increased sales and increased spending on energy efficiency and conservation programs. The Company recovers the costs of Purchased Electricity and C&LM in its rates at cost on a pass through basis.

Electric sales margin increased $0.9 million and $5.6 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting higher rates. Electric sales margin also reflects the recognition of non-recurring billing adjustments of $0.2 million and $0.3 million in the three and nine month periods ended September 30, 2011, respectively, related to a customer billing error, as discussed below in Note 6 to the Consolidated Financial Statements.

Operating Revenue - Other

The following table details total Other Revenue for the three and nine months ended September 30, 2011 and 2010:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Other	$1.5	$1.2	$0.3	25.0%	$4.2	$3.4	$0.8	23.5%

Total Other Revenue	$1.5	$1.2	$0.3	25.0%	$4.2	$3.4	$0.8	23.5%

Total Other Revenue increased $0.3 million, or 25.0%, and $0.8 million, or 23.5%, in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases were the result of growth in revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Purchased Gas – Purchased Gas expenses include the cost to supply interstate pipeline gas and supplemental gas resources (e.g. liquefied natural gas, propane) to meet customers’ total requirements for gas. Purchased Gas increased $3.6 million and $6.5 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases reflect higher sales of natural gas partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Gas in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Purchased Electricity – Purchased Electricity expenses include the cost to supply electricity to meet customers’ total requirements for electricity, as well as other electric supply related restructuring costs, including long-term power supply contract buyout costs. Purchased Electricity decreased $8.6 million and $19.1 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in the three month period primarily reflects lower electric kWh sales and lower electric commodity costs. The decrease in the nine month period primarily reflects lower electric commodity costs and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by increased sales. The Company recovers the approved costs of Purchased Electricity in its rates at cost on a pass through basis and therefore changes in these expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The changes in O&M expenses for the three month period reflect higher utility operating costs of $0.8 million and higher compensation and employee benefit costs of $0.2 million, partially offset by lower professional fees of $0.3 million and lower all other operating costs of $0.2 million. The changes in O&M expenses for the nine month period reflect higher utility operating costs of $1.8 million and higher compensation and employee benefit costs of $1.0 million, partially offset by a reduction of $1.0 million associated with the proceeds from an insurance settlement, lower professional fees of $0.2 million and lower all other operating costs of $0.2 million. Utility operating costs in the three and nine month periods ended September 30, 2011 include approximately $0.4 million and $0.8 million, respectively, of spending on vegetation management and reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

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

Total C&LM expenses increased $0.6 million, or 37.5% and decreased $0.5 million, or 8.6%, in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.8 million and $2.1 million in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, reflecting normal utility plant additions and a change in depreciation rates resulting from the Company’s recent base rate case in Massachusetts.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.5 million and $1.2 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. These increases reflect higher local property tax rates and higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes decreased by $0.8 million for the three months ended September 30, 2011 compared to the same period in 2010 due to lower pre-tax earnings in the current period. Federal and State Income Taxes increased by $1.4 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to higher pre-tax earnings in 2011 compared to the same period in 2010.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses increased $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010.

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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$15.2	$14.9	$0.3
Short-term Debt	0.4	0.3	0.1	1.2	1.1	0.1
Regulatory Liabilities	0.1	0.1	—	0.2	0.2	—

Subtotal Interest Expense	5.6	5.5	0.1	16.6	16.2	0.4

Interest (Income)
Regulatory Assets	1.2	(0.6)	1.8	(0.2)	(2.3)	2.1
AFUDC(1) and Other	(0.2)	(0.2)	—	(0.4)	(0.4)	—

Subtotal Interest (Income)	1.0	(0.8)	1.8	(0.6)	(2.7)	2.1

Total Interest Expense, Net	$6.6	$4.7	$1.9	$16.0	$13.5	$2.5

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $1.9 million and $2.5 million in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. The increases in the three and nine month periods ended September 30, 2011 are due to lower interest income recorded on regulatory assets, including a non-recurring pre-tax charge, in the third quarter of 2011, against interest income of $1.8 million related to the final Order issued by the MDPU, discussed above, the issuance of $40 million of long-term notes by Unitil Energy and Northern Utilities in March 2010 and interest expense of $0.1 million recognized in the third quarter of 2011 related to the settlement with a customer regarding a billing error, as discussed below in Note 6 to the Consolidated Financial Statements.

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

Unitil has a revolving credit agreement with a group of banks that extends to October 8, 2013. The borrowing limit under the revolving credit agreement was $80.0 million at September 30, 2011, September 30, 2010 and December 31, 2010. There was $65.4 million, $46.3 and $66.8 million in short-term debt outstanding through bank borrowings under the revolving credit agreement at September 30, 2011, September 30, 2010 and December 31, 2010, respectively. The total amount of credit available under the Company’s revolving credit agreement was $14.6 million, $33.7 million and $13.2 million at September 30, 2011, September 30, 2010 and December 31, 2010, respectively. The revolving credit agreement contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of September 30, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 12, 2011, Unitil entered into the fifth amendment agreement with Bank of America, N.A., as administrative agent, and a syndicate of other lenders party thereto, further amending the revolving credit agreement dated as of November 26, 2008. The revolving credit agreement was previously amended on January 2, 2009, March 16, 2009, October 13, 2009 and October 8, 2010 to, among other things, increase the maximum borrowings under the facility, provide for a base rate interest rate option, reflect letter of credit availability, modify certain financial reporting requirements and extend the scheduled termination date of the facility. The fifth amendment agreement increases the maximum borrowings under the facility to $115 million, changes the additional interest margin applicable to borrowings at a fluctuating rate of interest per annum equal to the daily London Interbank Offered Rate from 2.00% to 1.75%, and changes the annual letter of credit fee from 1.625% of the daily amount available to be drawn under letters of credit issued under the credit facility to 1.50% of such daily amount. Also, see Credit Arrangements in Note 4.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $13.0 million, $12.3 million and $11.7 million outstanding at September 30, 2011, September 30, 2010 and December 31, 2010, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2011 and payable in October 2011 that were recorded in Accounts Payable at September 30, 2011. There were no amounts of natural gas inventory released in September 2010 and payable in October 2010 that were recorded in Accounts Payable at September 30, 2010. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to generally limit these guarantees to approximately two years or less. As of September 30, 2011 there are $37.2 million of guarantees outstanding and the longest of these guarantees extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite

State notes due 2018. As of September 30, 2011, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2011 compared to the same period in 2010.

	Nine Months Ended September 30,
	2011	2010
Cash Provided by Operating Activities	$49.8	$21.5

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $49.8 million for the first nine months of 2011 compared to $21.5 million in the same period of 2010. In the first nine months of 2011 as compared to the first nine months of 2010, net sources of cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes increased by $7.5 million, changes in working capital items increased $4.8 million, and changes in all other Operating Activities increased $16.0 million.

	Nine Months Ended September 30,
	2011	2010
Cash (Used in) Investing Activities	$(42.7)	$(33.8)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was ($42.7) million for the nine months ended September 30, 2011 compared to ($33.8) million for the same period in 2010. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions. Capital expenditures are projected to total approximately ($59.0) million for 2011.

	Nine Months Ended September 30,
	2011	2010
Cash Provided by (Used in) Financing Activities	$(8.1)	$12.6

Cash Provided by (Used in) Financing Activities – Cash (Used in) Financing Activities was ($8.1) million for the nine months ended September 30, 2011 compared to Cash Provided by Financing Activities of $12.6 million for the same period in 2010. Short-term borrowings were reduced by ($1.4) million in the first nine months of 2011. Other sources and (uses) of cash include ($11.4) million for quarterly dividend payments, gas inventory financing of $5.1 million, repayment of long-term debt of ($0.3) million, and other of ($0.8) million. Proceeds from issuances of common stock provided a source of cash of $0.7 million.

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

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the Financial Accounting Standards Board (FASB) Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)

	September 30,		December 31,
	2011	2010	2010
Energy Supply Contract Obligations	$14.9	$24.3	$21.7
Deferred Restructuring Costs	22.0	25.8	25.0

Subtotal – Restructuring Related Items	36.9	50.1	46.7
Retirement Benefit Obligations	47.0	43.6	47.1
Income Taxes	12.1	13.2	12.7
Environmental Obligations	17.9	20.6	20.3
Deferred Storm Charges	18.5	21.0	21.0
Other	15.0	10.1	10.9

Total Regulatory Assets	$147.4	$158.6	$158.7
Less: Current Portion of Regulatory Assets(1)	16.5	16.6	15.7

Regulatory Assets – noncurrent	$130.9	$142.0	$143.0

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

Utility Revenue Recognition – Utility revenues are recognized according to regulations and are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

On August 1, 2011, the Massachusetts Department of Public Utilities (MDPU) issued an Order approving revenue decoupling mechanisms (RDM) for the electric and natural gas divisions of the Company’s Massachusetts combination electric and natural gas distribution utility, Fitchburg Gas and Electric Light Company (Fitchburg). Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The purpose of decoupling is to eliminate the disincentive a utility otherwise has to encourage energy efficiency programs. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on predetermined amounts approved by the MDPU. The difference between distribution revenue amounts billed to customers and the predetermined amounts is recognized as increases or decreases in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recovery.

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

Retirement Benefit Obligations – The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan covering substantially all of its employees. The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), covering certain executives of the Company and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2011, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2011, the Company and its subsidiaries had 460 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2011, 152 of the Company’s employees were represented by labor unions. These employees are covered by four separate collective bargaining agreements which expire on March 31, 2012, May 31, 2012, May 31, 2013 and June 5, 2014. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2011 and September 30, 2010 were 2.24% and 2.32%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2011 and September 30, 2010 were 2.26% and 2.30%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Gas	$21.2	$17.4	$112.3	$102.2
Electric	50.5	57.5	141.6	154.9
Other	1.5	1.2	4.2	3.4

Total Operating Revenues	73.2	76.1	258.1	260.5

Operating Expenses
Purchased Gas	12.5	8.9	68.0	61.5
Purchased Electricity	31.0	39.6	88.0	107.1
Operation and Maintenance	13.6	13.1	38.3	36.9
Conservation & Load Management	2.2	1.6	5.3	5.8
Depreciation and Amortization	6.9	6.1	22.5	20.4
Provisions (Benefit) for Taxes:
Local Property and Other	3.2	2.7	9.5	8.3
Federal and State Income	(1.4)	(0.6)	3.7	2.3

Total Operating Expenses	68.0	71.4	235.3	242.3

Operating Income	5.2	4.7	22.8	18.2
Non-Operating Expenses (Income)	0.2	0.1	0.4	0.3

Income Before Interest Expense	5.0	4.6	22.4	17.9
Interest Expense, Net	6.6	4.7	16.0	13.5

Net Income (Loss)	(1.6)	(0.1)	6.4	4.4
Less: Dividends on Preferred Stock	—	—	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$(1.6)	$(0.1)	$6.3	$4.3

Weighted Average Common Shares Outstanding – Basic (000’s)	10,887	10,830	10,875	10,817
Weighted Average Common Shares Outstanding – Diluted (000’s)	10,887	10,830	10,877	10,818
Earnings Per Common Share (Basic and Diluted)	$(0.15)	$(0.01)	$0.58	$0.40
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2011	2010	2010
ASSETS:

Utility Plant:
Electric	$326.6	$313.5	$321.5
Gas	363.9	348.5	360.1
Common	30.4	30.4	30.2
Construction Work in Progress	41.4	18.9	16.6

Total Utility Plant	762.3	711.3	728.4
Less: Accumulated Depreciation	262.5	247.7	251.9

Net Utility Plant	499.8	463.6	476.5

Current Assets:
Cash	7.9	8.0	8.9
Accounts Receivable, net	30.4	27.2	36.9
Accrued Revenue	35.2	35.7	46.7
Refundable Taxes	—	—	7.5
Gas Inventory	15.6	15.9	10.6
Materials and Supplies	3.8	3.3	2.9
Prepayments and Other	4.5	3.0	3.6

Total Current Assets	97.4	93.1	117.1

Noncurrent Assets:
Regulatory Assets	130.9	142.0	143.0
Other Noncurrent Assets	20.6	26.3	23.0

Total Noncurrent Assets	151.5	168.3	166.0

TOTAL ASSETS	$748.7	$725.0	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2011	2010	2010
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$181.2	$183.5	$189.0
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	288.0	288.5	288.3

Total Capitalization	471.2	474.0	479.3

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.5	0.5
Accounts Payable	16.0	16.0	26.5
Taxes Payable	0.6	0.7	—
Short-Term Debt	65.4	46.3	66.8
Energy Supply Contract Obligations	21.8	23.0	17.0
Other Current Liabilities	22.5	23.5	16.1

Total Current Liabilities	126.8	110.0	126.9

Deferred Income Taxes	46.7	37.2	43.8

Noncurrent Liabilities:
Energy Supply Contract Obligations	6.1	13.6	12.6
Retirement Benefit Obligations	74.1	67.2	74.0
Environmental Obligations	14.4	14.2	14.5
Other Noncurrent Liabilities	9.4	8.8	8.5

Total Noncurrent Liabilities	104.0	103.8	109.6

TOTAL CAPITALIZATION AND LIABILITIES	$748.7	$725.0	$759.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net Income	$6.4	$4.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	22.5	20.4
Deferred Tax Provision (Benefit)	2.5	(0.9)
Changes in Working Capital Items:
Accounts Receivable	6.5	6.3
Accrued Revenue	11.5	8.3
Taxes Refundable / Payable	8.1	2.4
Gas Inventory	(5.0)	(1.6)
Accounts Payable	(10.5)	(9.1)
Other Changes in Working Capital Items	4.3	3.8
Deferred Regulatory and Other Charges	8.8	(9.2)
Other, net	(5.3)	(3.3)

Cash Provided by Operating Activities	49.8	21.5

Investing Activities:
Property, Plant and Equipment Additions	(42.7)	(33.8)

Cash (Used in) Investing Activities	(42.7)	(33.8)

Financing Activities:
Repayment of Short-Term Debt	(1.4)	(18.2)
Proceeds From Issuance (Repayment of) Long-Term Debt, net	(0.3)	39.7
Net Increase in Gas Inventory Financing	5.1	2.3
Dividends Paid	(11.4)	(11.3)
Proceeds from Issuance of Common Stock, net	0.7	0.7
Other, net	(0.8)	(0.6)

Cash Provided by (Used in) Financing Activities	(8.1)	12.6

Net Increase (Decrease) in Cash	(1.0)	0.3
Cash at Beginning of Period	8.9	7.7

Cash at End of Period	$7.9	$8.0

Supplemental Cash Flow Information:
Interest Paid	$13.8	$12.5
Income Taxes Paid (Refunded)	$(7.3)	$1.0

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

The Company’s results are expected to reflect the seasonal nature of its natural gas businesses. Accordingly, the Company expects that results of operations will be positively affected during the first and fourth quarters, when sales of natural gas are typically higher, and negatively affected during the second and third quarters, when gas operating expenses usually exceed sales margins in those periods.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. Amounts presented are in millions unless otherwise specified. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the

year ended December 31, 2010, as filed with the Securities and Exchange Commission (SEC) on February 3, 2011, for a description of the Company’s Basis of Presentation.

Utility Revenue Recognition – Utility revenues are recognized according to regulations and are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on estimated customer usage by class and applicable customer rates.

On August 1, 2011, the Massachusetts Department of Public Utilities (MDPU) issued an Order approving revenue decoupling mechanisms (RDM) for the electric and natural gas divisions of the Company’s Massachusetts combination electric and natural gas distribution utility, Fitchburg Gas and Electric Light Company (Fitchburg). Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The purpose of decoupling is to eliminate the disincentive a utility otherwise has to encourage energy efficiency programs. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on predetermined amounts approved by the MDPU. The difference between distribution revenue amounts billed to customers and the predetermined amounts is recognized as increases or decreases in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recovery.

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

As of September 30, 2011, September 30, 2010 and December 31, 2010, the Company had 1.7 billion, 1.3 billion and 1.3 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount Offset in Regulatory Assets(1), as of:
		Fair Value
Description	Balance Sheet Location	September 30, 2011	September 30, 2010	December 31, 2010
Natural Gas Futures Contracts	Other Current Liabilities	$1.2	$1.7	$0.8

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.3	0.3	0.2

Total		$1.5	$2.0	$1.0

(1)	The current portion of Regulatory Assets is recorded as Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.9	$0.7	$1.5	$3.6
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(2):
Purchased Gas	$—	$—	$1.0	$3.9

(2)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of September 30, 2011, September 30, 2010 and December 31, 2010, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

	September 30,		December 31,
	2011	2010	2010
Allowance for Doubtful Accounts	$2.5	$2.6	$2.6

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/21/11	11/15/11	11/01/11	$0.345
06/16/11	08/15/11	08/01/11	$0.345
03/24/11	05/16/11	05/02/11	$0.345

01/18/11	02/15/11	02/01/11	$0.345
09/22/10	11/15/10	11/01/10	$0.345
06/17/10	08/16/10	08/02/10	$0.345
03/25/10	05/14/10	04/30/10	$0.345
01/14/10	02/16/10	02/02/10	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

On April 21, 2011, the Company’s shareholders approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 16,000,000 shares to 25,000,000 shares in the aggregate. The Company had 10,944,675, 10,879,741 and 10,890,262 of common shares outstanding at September 30, 2011, September 30, 2010 and December 31, 2010, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2011, the Company sold 30,083 shares of its common stock, at an average price of $24.35 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $732,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan – On February 9, 2011, 24,330 restricted shares were issued in conjunction with the 2003 Restricted Stock Plan (Restricted Stock Plan) with an aggregate market value at the date of issuance of $554,237. There were 38,811 and 33,608 non-vested shares under the Restricted Stock Plan as of September 30, 2011 and 2010, respectively. The weighted average grant date fair value of these shares was $22.03 and $21.92, respectively. The compensation expense associated with the issuance of shares under the Restricted Stock Plan is being recognized over the vesting period and was $0.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was approximately $1.0 million of total unrecognized compensation cost under the Restricted Stock Plan which is expected to be recognized over approximately 2.5 years. There were no forfeitures or cancellations under the Restricted Stock Plan during the nine months ended September 30, 2011.

On March 24, 2011, the Board of Directors of the Company amended the Company’s 2003 Restricted Stock Plan (the “Amendment”) and restated the 2003 Restricted Stock Plan, as amended, in its entirety as the Company’s Amended and Restated 2003 Stock Plan (the “Stock Plan”). The Amendment adds restricted stock units as a type of award that the Company may grant to the Company’s employees, Directors or consultants pursuant to the Stock Plan. There were no restricted stock units issued under the Stock Plan during the nine months ended September 30, 2011.

Preferred Stock

Details on preferred stock at September 30, 2011, September 30, 2010 and December 31, 2010 are shown below:

	September 30,		December 31,
	2011	2010	2010
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

Shares Outstanding	September 30,		December 31,
	2011	2010	2010
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	2,250	2,250	2,250
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	7,861	7,901	7,901
8.00% Series, $100 Par Value	9,696	9,742	9,742

There were $0.1 million and $0.1 million of total dividends declared on Preferred Stock in the both the three and nine months ended September 30, 2011 and September 30, 2010, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at September 30, 2011, September 30, 2010 and December 31, 2010 are shown below (millions):

	September 30,		December 31,
	2011	2010	2010
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	3.5	4.0	3.8

Total Long-Term Debt	288.5	289.0	288.8
Less: Current Portion	0.5	0.5	0.5

Total Long-term Debt, Less Current Portion	$288.0	$288.5	$288.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at September 30, 2011 is estimated to be approximately $338 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

Credit Arrangements

At September 30, 2011, September 30, 2010 and December 31, 2010, the Company had $65.4 million, $46.3 million and $66.8 million, respectively, in short-term debt outstanding through bank borrowings under its revolving credit facility which extends through October 8, 2013. The borrowing limit under the revolving credit facility was $80.0 million at September 30, 2011, September 30, 2010 and December 31, 2010. The total amount of credit available under the Company’s revolving credit facility at September 30, 2011, September 30, 2010 and December 31, 2010 was $14.6 million, $33.7 million and $13.2 million, respectively. The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of September 30, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

On October 12, 2011, Unitil entered into the fifth amendment agreement with Bank of America, N.A., as administrative agent, and a syndicate of other lenders party thereto, further amending the revolving credit agreement dated as of November 26, 2008. The revolving credit agreement was previously amended on January 2, 2009, March 16, 2009, October 13, 2009 and October 8, 2010 to, among other things, increase the maximum borrowings under the facility, provide for a base rate interest rate option, reflect letter of credit availability, modify certain financial reporting requirements and extend the scheduled termination date of the facility. The fifth amendment agreement increases the maximum borrowings under the facility to $115 million, changes the additional interest margin applicable to borrowings at a fluctuating rate of interest per annum equal to the daily London Interbank Offered Rate from 2.00% to 1.75%, and changes the annual letter of credit fee from 1.625% of the daily amount available to be drawn under letters of credit issued under the credit facility to 1.50% of such daily amount.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $13.0 million, $12.3 million and $11.7 million outstanding at September 30, 2011, September 30, 2010 and December 31, 2010, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2011 and payable in October 2011 that were recorded in Accounts Payable at September 30, 2011. There were no amounts of natural gas inventory released in September 2010 and payable in October 2010 that were recorded in Accounts Payable at September 30, 2010. The amount of natural gas inventory released in December 2010, which was payable in January 2011, is $3.9 million and recorded in Accounts Payable at December 31, 2010.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the three distribution utilities. The Company’s policy is to generally limit these guarantees to approximately two years or less. As of September 30, 2011 there are $37.2 million of guarantees outstanding and the longest of these guarantees extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2011, the principal amount outstanding for the 8% Unitil Realty notes was $3.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10 million Granite State notes due 2018. As of September 30, 2011, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2011 and September 30, 2010 (millions):

Three Months Ended September 30, 2011	Electric	Gas	Other	Non- Regulated	Total
Revenues	$50.5	$21.2	$—	$1.5	$73.2
Segment Profit (Loss)	2.3	(4.2)	(0.1)	0.4	(1.6)
Capital Expenditures	6.7	9.9	1.0	—	17.6

Three Months Ended September 30, 2010
Revenues	$57.5	$17.4	$—	$1.2	$76.1
Segment Profit (Loss)	3.0	(3.4)	(0.1)	0.4	(0.1)
Capital Expenditures	6.0	7.5	1.1	—	14.6

Nine Months Ended September 30, 2011
Revenues	$141.6	$112.3	$—	$4.2	$258.1
Segment Profit (Loss)	5.6	(0.4)	(0.2)	1.3	6.3
Capital Expenditures	16.5	23.9	2.3	—	42.7
Segment Assets	368.9	367.5	6.4	5.9	748.7

Nine Months Ended September 30, 2010
Revenues	$154.9	$102.2	$—	$3.4	$260.5
Segment Profit (Loss)	5.0	(1.9)	0.1	1.1	4.3
Capital Expenditures	13.9	17.8	2.1	—	33.8
Segment Assets	368.6	344.8	6.9	4.7	725.0

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 3, 2011.

Regulatory Matters

Fitchburg – Base Rate Case Filings – On January 14, 2011, Fitchburg filed a petition with the MDPU requesting approval of a comprehensive revenue decoupling proposal and for an increase in its electric and gas distribution rates. In its rate filing the Company made a request for an increase of $7.1 million in its electric distribution rates, including the recovery of deferred emergency storm restoration costs incurred as a result of the December 2008 ice storm and subsequent restoration. The MDPU had earlier approved Fitchburg’s petition to defer and record as a regulatory asset costs associated with the repair of its electric distribution system from the ice storm damage for future recovery in rates. The Company’s filing also included a request for an increase of $4.4 million in its gas distribution rates.

On August 1, 2011, the Massachusetts Department of Public Utilities (“MDPU”) issued its Order (the “Order”) approving increases of $3.3 million and $3.7 million in annual distribution revenues for Fitchburg’s electric and gas divisions, respectively. The MDPU also approved revenue decoupling mechanisms and a return on equity of 9.2% for both the electric and gas divisions of the Company. The rate increase for Fitchburg’s electric division included the recovery of $11.4 million of previously deferred emergency storm restoration costs associated with the December 2008 ice storm, which costs are to be amortized and recovered over seven (7) years without carrying costs. The Order provides resolution to the open regulatory matters concerning the ratemaking treatment and cost recovery related to the December 2008 ice storm event.

Granite State Gas Transmission, Inc. – Base Rate Case Filing – On June 29, 2010, Granite State filed a base transportation rate increase of $2.3 million in annual revenue with the FERC. On November 30,

2010, a settlement was filed on behalf of Granite State and all intervenors in the proceeding, resolving all issues and providing for an increase of $1.7 million in annual revenue, based on new gas transportation rates to be effective January 1, 2011. The settlement was approved by the FERC on January 31, 2011.

On July 26, 2011, an amendment to the rate settlement agreement was filed on behalf of Granite State and the parties to this proceeding. The amendment was approved by the FERC on August 31, 2011. The amended settlement agreement results in an additional increase of approximately $0.5 million in Granite State’s annual revenues effective August 1, 2011. Under the amended settlement agreement, beginning in 2012, Granite State would also be permitted to file limited rate adjustment filings to recover the revenue requirements for future capital cost additions to transmission plant for major planned projects as stipulated in the amended settlement. The limited rate adjustment filings would be made annually on or about June 29 of each year to be effective August 1 of each year, and are projected to conclude in 2014 when these major projects will be completed. The estimated annual revenue increases for these limited rate adjustment filings of approximately $0.3 million, $0.3 million and $0.6 million would occur on August 1, 2012, August 1, 2013 and August 1, 2014, respectively.

Unitil Energy Base Rate Case Filing – On April 26, 2011, the NHPUC approved a final rate settlement which makes permanent a temporary increase of $5.2 million in annual revenue which went into effect on July 1, 2010, and provides for an additional increase of $5.0 million in annual revenue which went into effect on May 1, 2011.

The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with estimated future increases of $1.5 million, $1.9 million and $1.4 million in annual revenue to occur on May 1, 2012, May 1, 2013 and May 1, 2014, respectively, to support Unitil Energy’s continued capital improvements to its distribution system. The rate plan allows Unitil to file for additional rate relief if its return on equity is less than seven percent and a sharing of earnings with customers if its return on equity is greater than ten percent in a calendar year. The settlement provides for a return on equity of 9.67%, a common equity ratio of 45.45% and an overall weighted cost of capital of 8.39% to determine changes to distribution rate levels.

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

The filings represent the first rate case in approximately 10 years for Northern Utilities’ New Hampshire gas distribution operations and 28 years for its Maine gas distribution operations. In New Hampshire, the Company has requested an increase of $5.2 million in annual gas distribution base revenue, which represents an increase of approximately 8.1 percent. In Maine, the Company has requested an increase of $10.1 million in annual gas distribution base revenue which represents an increase of approximately 16.7 percent. Both filings include an initial step increase to reflect 2011 capital spending and a proposed capital cost recovery tracking mechanism to recover the future costs associated with Northern Utilities’ cast iron and bare steel pipe replacement programs. The rate case filings are subject to regulatory review and approval with final rate orders expected by the end of the first quarter of 2012. Northern Utilities has also requested temporary rates in both states. In New Hampshire, a settlement of temporary rates was reached among the Company, the NHPUC Staff and the Office of Consumer Advocate which provides for a temporary increase of approximately $1.7 million in annual revenue to become effective as of August 1, 2011. On July 22, 2011, the NHPUC approved the temporary revenue increase as filed. In New Hampshire, once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, August 1, 2011. Hearings on permanent rates before the NHPUC are currently scheduled for the end of March 2012.

The request for temporary rates in Maine remains pending before the MPUC. On August 3, 2011, the Maine Office of the Public Advocate filed its testimony in the rate case, recommending an increase of $7.4 million, and a number of adjustments to the initial step increase to reflect 2011 capital spending related to the proposed capital cost tracking mechanism. On September 14, 2011, the MPUC Staff submitted its Bench Analysis, which provided the Staff’s view on a number of issues in the company’s requested increase and proposed several modifications. The MPUC Staff did not provide a recommended revenue requirement, but indicated that its analysis showed that the required increase was less than either the Company’s or Public Advocate’s proposals. The Company filed its rebuttal testimony on October 5, 2011, which supports its initial requested increase with several minor adjustments. On October 25, 2011, the Company and the Maine Office of the Public Advocate along with certain other Intervenor parties to this proceeding, entered into a comprehensive settlement agreement resolving all outstanding issues in this rate case among them. The comprehensive settlement agreement supports the Company’s request for a temporary annual increase in distribution revenue of $3.5 million effective November 1, 2011, a permanent annual increase in distribution revenue of $7.8 million effective January 1, 2012, and a permanent annual increase in distribution revenue of $0.8 million to recover the costs of 2011 cast iron capital spending effective May 1, 2012. Hearings before the MPUC on the comprehensive settlement agreement are scheduled for the last week of October. Deliberations for the temporary annual increase in distribution revenue are also scheduled for the last week of October. The Company expects a final decision from the MPUC by November 1, 2011 regarding the temporary annual increase in distribution revenue, and by December 31, 2011 regarding the permanent annual increases in distribution revenue.

Fitchburg – Management Audit – As a result of its investigation of Fitchburg’s preparation for, and response to, the December 2008 ice storm, the MDPU ordered a comprehensive independent management audit of Fitchburg’s management practices. The management audit, which was performed by Jacobs Consultancy, Inc. (Jacobs), was completed and the audit report was submitted by Jacobs to the MDPU on April 13, 2011. The audit report found Unitil’s management practices to be comprehensive, sound and in-line with industry practice. It also included sixteen recommendations intended to further improve the results of Unitil’s management strategy, and acknowledged that many of these recommendations were already being implemented by the Company. On September 1, 2011 the MDPU issued its Order with respect to the audit, accepting the majority of Jacob’s audit report, and requiring the company to implement the remaining recommendations, as well as provide biannual status updates as to the company’s implementation progress. On September 30, 2011, the company filed its first implementation status report with the MDPU.

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

Fitchburg – Gas Operations – On November 2, 2009 the MDPU issued an order finding that Fitchburg engaged in certain price stabilization practices for the 2007 / 2008 and 2008 / 2009 heating seasons without the MDPU’s prior approval and that Fitchburg’s gas purchasing practices were imprudent. As a result, the MDPU required Fitchburg to refund $4.6 million of natural gas costs, plus an appropriate carrying charge based on the prime lending rate, to its gas customers. The Company recorded a pre-tax charge of $4.9 million in the fourth quarter of 2009 based on the MDPU’s order. On November 30, 2009, the MDPU approved Fitchburg’s proposal to amortize its refund of natural gas costs to customers over a five-year period. Fitchburg has appealed to the Massachusetts Supreme Judicial Court (SJC) and is seeking to reverse and vacate the MDPU’s order. Fitchburg believes that its gas-procurement practices were consistent with those of other Massachusetts natural gas distribution companies and all relevant MDPU rules and orders and Massachusetts law. The appeal has been fully briefed and oral argument before the SJC was held on September 7, 2011. A decision from the SJC is anticipated by the end of the year.

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

On March 1, 2011, Fitchburg submitted its 2010 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. The filing remains pending before the MDPU.

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

Unitil Energy – Billing – In August 2011, the Company and one of its larger customers in New Hampshire settled a lawsuit filed by the customer in June 2011 regarding a billing error that resulted from a transformer connected to the customer’s meter, which had been mislabeled by the manufacturer, and caused the Company to overcharge the customer for bills issued from October 2004 through January 2011. The amount of the customer’s overpayment was calculated to be $1.8 million (Distribution and Other Delivery Charges - $0.5 million; Supply Charges - $1.3 million). As a result of the settlement, the Company reimbursed the customer $1.8 million plus $0.3 million of interest. The Company recognized non-recurring charges of $0.3 million and $0.4 million for distribution charges plus interest in the three and nine months ended September 30, 2011, respectively.

As a result of this metering issue, which was discovered in February 2011, certain other customers in the Company’s service territory were underbilled from October 2004 through January 2011 for supply charges. Accordingly, the Company has requested authorization from the NHPUC to process the billing correction. The Company’s request remains pending before the NHPUC. See additional discussion on this matter below in “Legal Proceedings.”

Northern Utilities – Other – On November 21, 2008, the MPUC issued an order approving a settlement agreement resolving a number of Notices of Probable Violation (NOPVs) of certain safety related procedures and rules by Northern Utilities. Under the Settlement, Northern Utilities will incur total expenditures of approximately $3.8 million for safety related improvements to Northern Utilities’ distribution system to ensure compliance with the relevant state and federal gas safety laws, for which no rate recovery will be allowed. These compliance costs were accrued by Northern Utilities prior to the acquisition date and the remaining amount on the Company’s unaudited consolidated balance sheet at September 30, 2011 was $0.8 million.

On June 27, 2008 the MPUC opened an investigation of Northern Utilities’ cast iron pipe replacement activities and the benefits of an accelerated replacement program for cast iron distribution pipe remaining in portions of Northern Utilities’ Maine service areas. In an order issued on July 30, 2010, the MPUC approved a Settlement Agreement resolving this matter, filed on behalf of Northern Utilities, the Maine Office of the Public Advocate, and several state legislator intervenors, which was filed with the MPUC on July 6, 2010. Under the Agreement, Northern Utilities is proceeding with a comprehensive upgrade and replacement program (the Program), which will provide for the systematic replacement of cast iron, wrought iron and bare steel pipe in Northern Utilities’ natural gas distribution system in Portland and Westbrook, Maine and the conversion of the system to intermediate pressure. The Agreement establishes the objective of completing the Program by the end of the 2024 construction season. Under the Agreement, the parties agreed to support a cost recovery mechanism that will provide for the timely recovery of prudently-incurred costs of the Program. The features of this cost recovery mechanism will be finalized during Northern Utilities’ current base rate case proceeding, which is underway, as described above.

Northern Utilities – Maine Sales Tax Under-Collection – As part of a routine internal financial review related to 2010, it was determined that during the conversion of the Northern Utilities customer portfolio from the prior owner to Unitil’s customer information system, a portion of Northern Utilities’ commercial and industrial customers were incorrectly converted as exempt from Maine sales tax. As a result, the Company did not bill and collect sales tax from those customers as of the conversion of the customer portfolio in July 2009. The Company promptly contacted the Maine Revenue Service (MRS) to advise them of the error. A Settlement Agreement between Northern Utilities and MRS was executed on January 31, 2011. Among other things, the Settlement Agreement allowed the Company time to amend all sales tax returns for all relevant periods affected by the sales tax conversion error provided that at the time amended returns were filed that the Company would pay all additional sales tax due plus interest. The Settlement Agreement also provided a waiver from the MRS of any civil penalties for failure to pay such sales taxes at the time when they were due. Accordingly, on May 26, 2011, Northern filed amend sales tax returns and paid sales tax due of $1.0 million to the MRS pursuant to the settlement agreement. Pursuant to state law, the tax shortfall is a debt of the customer to the utility and the Company has a right to recover the sales tax from customers. On June 2, 2011, the Company reached agreement with the MPUC concerning the methodology and procedure by which customers who were incorrectly converted as exempt from Maine sales tax would be billed for their sales tax arrears. The billing and collection of the tax arrears began in June 2011 and the Company has collected substantially all of the arrears as a result of the collection effort.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

A putative class action complaint was filed against Fitchburg on January 7, 2009 in Worcester Superior Court in Worcester, Massachusetts, captioned Bellerman v. Fitchburg Gas and Electric Light Company. On April 1, 2009, an Amended Complaint was filed in Worcester Superior Court and served on Fitchburg. The Amended Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Amended Complaint includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Superior Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. The Company anticipates that the court will decide whether the lawsuit is appropriate for class action treatment in late 2012. The Company continues to believe the suit is without merit and will defend itself vigorously.

A civil suit was filed against Unitil Energy on June 20, 2011 in Rockingham County Superior Court in Brentwood, New Hampshire, captioned The Riverwoods Company at Exeter v. Unitil Energy Systems, Inc. The suit alleged damage claims for negligence, breach of contract and violation of the New Hampshire Consumer Protection Act, RSA chapter 358-A. Riverwoods sought recovery of $1.2 million, representing its claim for the balance of overpayments incurred as a result of a billing error, as well as interest, fees and costs, and double or treble damages pursuant to RSA chapter 358-A. On August 29, 2011, the Company and the customer settled the pending lawsuit. The Company paid the customer an additional $1.5 million, consisting of the remaining amount of overcharges plus interest. The lawsuit has been withdrawn. The dispute which was the subject matter of this action is also the subject of a petition filed by Unitil Energy with the NHPUC, and which is described more fully above in “Regulatory Matters.”

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 6 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2010 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 3, 2011.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of September 30, 2011, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at September 30, 2011 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. Fitchburg had filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and received these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third-parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Also included in Environmental Obligations on the Company’s Consolidated Balance Sheet at September 30, 2011 are accrued liabilities totaling $2.5 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.1 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2011 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

NOTE 8: INCOME TAXES

The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

The Company filed its tax returns for the year ended December 31, 2010 with the Internal Revenue Service (IRS) in September 2011. As a result, the Company generated net operating loss (NOL) carryforwards for income tax purposes of $9.5 million. In total for tax periods ended before December 31, 2010, the Company had generated Federal NOL carryforward deductions for income tax purposes of $4.3 million to offset against taxes payable in future periods. If unused, the Company’s NOL carryforward deductions will expire in 2029 and 2030. In addition, at December 31, 2010, the Company had $1.4 million of Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT indefinitely.

In its Federal income tax return filings for the year ended December 31, 2009, the Company recognized NOL carrybacks against its Federal taxable income for the years ended December 31, 2004, 2005, and 2007 in the amounts of $1.1 million, $12.8 million, and $9.6 million, respectively. The carryback of the 2009 NOL resulted in current tax refunds of $7.5 million, which were received in 2011.

According to Internal Revenue Code (IRC) rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the IRS and attorneys of the Joint Committee. As a result, the Company, on April 1, 2011, received notice that its Federal income tax return filing for the year ended December 31, 2009 is under examination by the IRS. The IRS is currently performing fieldwork as part of their audit procedures. Currently, the Company believes that the ultimate resolution of this examination will not result in a material adverse effect to the Company’s financial position or results of operations. In addition, because of the application of the 2009 NOL; tax periods ended December 31, 2004, 2005 and 2007 are subject to examination to the extent of the application of the NOL to those periods.

On March 3, 2011 the Company received notice of approval from the Joint Committee regarding the settlement between the Company and the IRS for tax years ending December 31, 2006, December 31, 2007, and December 31, 2008, which were previously under examination. As a result of the settlement, in November 2010, the Company paid $1.7 million and $0.2 million in taxes and interest, respectively, principally for certain timing items deducted in previous years which were subsequently deducted in the 2009 Federal income tax returns.

The Company evaluated its tax positions at December 31, 2010 and for the current interim reporting period ended September 30, 2011 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Maine, Massachusetts and New Hampshire tax authorities for the tax periods ended December 31, 2010; December 31, 2009; December 31, 2008; and December 31, 2007.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2011	2010
Used to Determine Plan Costs
Discount Rate	5.35%	5.75%
Rate of Compensation Increase	3.50%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
Service Cost	$735	$653	$479	$366	$71	$71
Interest Cost	1,171	1,114	570	504	57	56
Expected Return on Plan Assets	(1,210)	(1,045)	(204)	(150)	—	—
Prior Service Cost Amortization	62	63	432	395	3	—
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	783	601	—	—	19	34

Sub-total	1,541	1,386	1,282	1,120	150	161
Amounts Capitalized and Deferred	(128)	(522)	(248)	(231)	—	—

Net Periodic Benefit Cost Recognized	$1,413	$864	$1,034	$889	$150	$161

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2011	2010	2011	2010	2011	2010
Service Cost	$2,206	$1,957	$1,438	$1,099	$214	$213
Interest Cost	3,513	3,343	1,709	1,512	170	170
Expected Return on Plan Assets	(3,630)	(3,136)	(613)	(449)	—	—
Prior Service Cost Amortization	187	190	1,296	1,184	8	2
Transition Obligation Amortization	—	—	16	16	—	—
Actuarial Loss Amortization	2,349	1,804	—	—	59	100

Sub-total	4,625	4,158	3,846	3,362	451	485
Amounts Capitalized and Deferred	(1,309)	(1,625)	(882)	(818)	—	—

Net Periodic Benefit Cost Recognized	$3,316	$2,533	$2,964	$2,544	$451	$485

Employer Contributions

The Company has made $8.8 million of contributions to the Pension Plan in 2011. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2011 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

As of September 30, 2011, the Company had made $40,000 of contributions to the SERP Plan in 2011. The Company presently anticipates contributing an additional $13,000 to the SERP Plan in 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2011 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2011.

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

The Company’s repurchases are shown in the table below for the monthly periods noted:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
7/1/11 – 7/31/11	—	—	—
8/1/11 – 8/31/11	—	—	—
9/1/11 – 9/30/11	194	$26.21	194

Total	194	$26.21	194

Item 5.	Other Information

On October 27, 2011, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2011. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 27, 2011 Announcing Earnings For the Quarter Ended September 30, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 27, 2011	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 27, 2011	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 27, 2011 Announcing Earnings For the Quarter Ended September 30, 2011.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith