Form 10-Q
period 2012-06-30
UNITIL CORP
filed 2012-07-25
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2012
Common Stock, No par value	13,759,247 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2012

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

Unitil had an investment in Net Utility Plant of $520 million at June 30, 2012. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource Inc. and Usource L.L.C. (collectively, Usource), which is wholly-owned by Unitil Resources Inc., a wholly-owned subsidiary of Unitil. Usource provides energy brokering and advisory services to commercial and industrial customers primarily in the northeastern United States. As an energy broker and advisor, Usource assists its clients with the procurement and contracting for electricity and natural gas in competitive energy markets. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Realty Corp. (Unitil Realty), which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended June 30, 2012 and June 30, 2011 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions between years may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons.

On May 16, 2012, the Company sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering, including 360,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares of common stock. The Company used the net proceeds of approximately $65.6 million from this offering to make equity capital contributions to its regulated utility subsidiaries, repay short-term debt and for general corporate purposes. Overall, the results of operations and Earnings reflect a higher number of average shares outstanding year over year.

Earnings Overview

The Company’s Earnings (Loss) Applicable to Common Shareholders was a net loss of ($0.4) million, or ($0.03) per share, for the second quarter of 2012, an improvement of $0.4 million, or $0.05 per share, compared to the second quarter of 2011. For the six months ended June 30, 2012, the Company reported Earnings of $8.6 million, or $0.74 per share, compared to $7.9 million, or $0.73 per share, for the same period of 2011. Results for the second quarter and year-to-date period were driven primarily by higher natural gas and electric sales margins reflecting higher rates, partially offset by lower sales volumes and increases in operating expenses.

The Company estimates that the mild weather in the winter and early spring negatively impacted earnings by about $2.0 million, or $0.17 per share, in the first six months of 2012. Based on weather data collected in the Company’s service areas, there were 20% fewer Heating Degree Days in the first six months of 2012 compared to the same period in 2011.

Natural gas sales margins were $12.6 million and $39.9 million in the three and six months ended June 30, 2012, respectively, resulting in increases of $2.8 million and $5.3 million compared to the same periods in 2011. Natural gas sales margins were favorably affected by increased base rates and decoupling revenues from recently completed rate cases, and the growth in new gas customers. Partially offsetting these increases were lower gas therm sales volumes, which decreased 7.8% and 10.1% in the three and six month periods ended June 30, 2012 compared to the same periods in 2011. The decrease in gas therm sales in the Company’s utility service areas reflects the effect of milder weather in the first six months of 2012 compared to 2011. Weather-normalized gas therm sales (excluding decoupled sales) in the three and six month periods ended June 30, 2012 are estimated to be 3.2% and 1.3% higher, respectively, compared to the same periods in 2011. Approximately 13% of natural gas therm sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Electric sales margins were $17.5 million and $33.6 million in the three and six months ended June 30, 2012, respectively, resulting in increases of $1.6 million compared to the same three and six-month periods in 2011. The increases in electric sales margins reflect higher base rates and decoupling revenues from recently completed rate cases, partially offset by lower electric kilowatt-hour (kWh) sales volumes. Total kWh sales decreased 2.7% and 3.8% in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases in kWh sales primarily reflect the effect of milder weather in the first six months of 2012 compared to 2011. Weather-normalized kWh sales (excluding decoupled sales) in the three and six month periods ended June 30, 2012 are estimated to be 3.2% and 2.0% higher, respectively, compared to the same periods in 2011. Approximately 27% of electric kWh sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Operation and Maintenance (O&M) expenses increased $2.4 million and $3.6 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in the three month period reflects higher utility operating costs of $1.4 million, higher professional fees of $0.8 million and higher employee compensation and benefit costs of $0.2 million. The increase in O&M expenses in the first six months of 2012 compared to the same period in 2011 reflects lower O&M expenses recorded in the first quarter of 2011 due to the receipt of a $1.0 million insurance payment. Other changes in O&M expenses in the six month period include higher utility operating costs of $1.2 million, higher employee compensation and benefit costs of $0.9 million, and higher professional fees of $0.5 million. Utility operating costs in the three and six months ended June 30, 2012 include approximately $1.2 million and $1.5 million, respectively, of spending on vegetation management and electric reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Depreciation and Amortization expense increased $1.0 million and $1.4 million in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, principally reflecting normal utility plant additions and amortization of regulatory assets.

Local Property and Other Taxes increased $0.5 million and $0.9 million in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes increased by $0.3 million and $0.2 million for the three and six month periods, respectively, due to higher pre-tax earnings in 2012 compared to 2011.

Interest Expense, Net decreased $0.2 million and increased $0.1 million in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting normal fluctuations in short-term borrowings and interest income.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.3 million and $2.6 million in the three and six month periods ended June 30, 2012, respectively, resulting in decreases of $0.1 million compared to the same three and six-month periods in 2011, reflecting the mild weather in 2012. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

In 2011, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2012, March, 2012 and June 2012 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2012 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Total natural gas therm sales volumes decreased 7.8% and 10.1% in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. Sales to residential customers decreased 18.8% and 15.8%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in 2011. Sales to commercial and industrial (C&I) customers decreased 5.0% and 8.4%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in 2011. The decrease in gas therm sales in the Company’s utility service areas reflects the effect of milder weather in the first six months of 2012 compared to 2011. Based on weather data collected in the Company’s service areas, there were 20% fewer Heating Degree Days in the first six months of 2012 compared to the same period in 2011. Weather-normalized gas therm sales (excluding decoupled sales) in the three and six month periods ended June 30, 2012 are estimated to be 3.2% and 1.3% higher, respectively, compared to the same periods in 2011. Approximately 13% of natural gas therm sales are decoupled and changes in these sales due to the weather do not affect sales margins. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total firm therm sales for the three and six months ended June 30, 2012 and 2011, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Residential	6.5	8.0	(1.5)	(18.8%)	23.5	27.9	(4.4)	(15.8%)
Commercial / Industrial	30.3	31.9	(1.6)	(5.0%)	85.7	93.6	(7.9)	(8.4%)

Total	36.8	39.9	(3.1)	(7.8%)	109.2	121.5	(12.3)	(10.1%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2012 and 2011:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$9.6	$10.8	$(1.2)	(4.8%)	$36.9	$38.8	$(1.9)	(2.1%)
Commercial / Industrial	13.1	14.4	(1.3)	(5.1%)	50.0	52.3	(2.3)	(2.5%)

Total Gas Operating Revenue	$22.7	$25.2	$(2.5)	(9.9%)	$86.9	$91.1	$(4.2)	(4.6%)

Cost of Gas Sales:
Purchased Gas	$9.4	$15.0	$(5.6)	(22.2%)	$45.9	$55.5	$(9.6)	(10.5%)
Conservation & Load Management	0.7	0.4	0.3	1.2%	1.1	1.0	0.1	0.1%

Total Cost of Gas Sales	$10.1	$15.4	$(5.3)	(21.0%)	$47.0	$56.5	$(9.5)	(10.4%)

Gas Sales Margin	$12.6	$9.8	$2.8	11.1%	$39.9	$34.6	$5.3	5.8%

(1)	Represents change as a percent of Total Gas Operating Revenue.

The Company analyzes operating results using Gas Sales Margin. Gas Sales Margin is calculated as Total Gas Operating Revenues less the associated cost of sales, which are recorded as Purchased Gas and Conservation & Load Management (C&LM) in Operating Expenses. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas Operating Revenues since the approved cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Gas Operating Revenues.

Natural gas sales margins were $12.6 million and $39.9 million in the three and six months ended June 30, 2012, respectively, resulting in increases of $2.8 million and $5.3 million compared to the same periods in 2011. Natural gas sales margins were favorably affected by increased base rates and decoupling revenues from recently completed rate cases, and the growth in new gas customers. Partially offsetting these increases were lower gas therm sales volumes, discussed above.

The decrease in Total Gas Operating Revenues of $2.5 million in the second quarter of 2012 reflects lower cost of sales of $5.3 million, including lower Purchased Gas costs of $5.6 million and higher C&LM costs of $0.3 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas base revenues of $2.8 million.

The decrease in Total Gas Operating Revenues of $4.2 million in the six months ended June 30, 2012 reflects lower cost of sales of $9.5 million, including lower Purchased Gas costs of $9.6 million and higher C&LM costs of $0.1 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas base revenues of $5.3 million.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Total kWh sales decreased 2.7% and 3.8% in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. Sales to residential customers decreased 3.6% and 4.5%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in 2011. Sales to commercial and industrial (C&I) customers decreased 2.2% and 3.3%, respectively, in the three and six months ended June 30, 2012 compared to the same periods in 2011. The decreases in kWh sales primarily reflect the effect of milder weather in the first six months of 2012 compared to 2011. As discussed above, there were 20% fewer Heating Degree Days in the first six months of 2012 compared to the same period in 2011. Weather-normalized kWh sales (excluding decoupled sales) in the three and six month periods ended June 30, 2012 are estimated to be 3.2% and 2.0% higher, respectively, compared to the same periods in 2011. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total kWh sales for the three and six months ended June 30, 2012 and 2011 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Residential	145.2	150.7	(5.5)	(3.6%)	324.6	339.9	(15.3)	(4.5%)
Commercial / Industrial	238.1	243.4	(5.3)	(2.2%)	473.4	489.7	(16.3)	(3.3%)

Total	383.3	394.1	(10.8)	(2.7%)	798.0	829.6	(31.6)	(3.8%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2012 and 2011:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$23.4	$22.0	$1.4	3.2%	$51.1	$48.9	$2.2	2.5%
Commercial / Industrial	21.4	20.9	0.5	1.2%	42.4	42.2	0.2	0.2%

Total Electric Operating Revenue	$44.8	$42.9	$1.9	4.4%	$93.5	$91.1	$2.4	2.7%

Cost of Electric Sales:
Purchased Electricity	$25.7	$25.8	$(0.1)	(0.2%)	$56.8	$57.0	$(0.2)	(0.2%)
Conservation & Load Management	1.6	1.2	0.4	0.9%	3.1	2.1	1.0	1.1%

Total Cost of Electric Sales	$27.3	$27.0	$0.3	0.7%	$59.9	$59.1	$0.8	0.9%

Electric Sales Margin	$17.5	$15.9	$1.6	3.7%	$33.6	$32.0	$1.6	1.8%

(1)	Represents change as a percent of Total Electric Operating Revenue.

The Company analyzes operating results using Electric Sales Margin. Electric Sales Margin is calculated as Total Electric Operating Revenues less the associated cost of sales, which are recorded as Purchased Electricity and C&LM in Operating Expenses. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues since the approved cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues.

Electric sales margins were $17.5 million and $33.6 million in the three and six months ended June 30, 2012, respectively, resulting in increases of $1.6 million compared to the same three and six-month periods in 2011. The increases in electric sales margins reflect higher base rates and decoupling revenues from recently completed rate cases, partially offset by lower electric kWh sales volumes, discussed above.

The increase in Total Electric Operating Revenues of $1.9 million in the second quarter of 2012 reflects higher cost of sales of $0.3 million, including lower Purchased Electricity costs of $0.1 million and higher C&LM costs of $0.4 million, which are tracked costs that are passed through directly to customers. Also contributing to the increase in Total Electric Operating Revenue were higher electric base revenues of $1.6 million.

The increase in Total Electric Operating Revenues of $2.4 million in the six months ended June 30, 2012 reflects higher cost of sales of $0.8 million, including lower Purchased Electricity costs of $0.2 million and higher C&LM costs of $1.0 million, which are tracked costs that are passed through directly to customers. Also contributing to the increase in Total Electric Operating Revenue were higher electric base revenues of $1.6 million.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2012 and 2011:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Other	$1.3	$1.4	$(0.1)	(7.1%)	$2.6	$2.7	$(0.1)	(3.7%)

Total Other Revenue	$1.3	$1.4	$(0.1)	(7.1%)	$2.6	$2.7	$(0.1)	(3.7%)

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues decreased $0.1 million in each of the three and six month periods ended June 30, 2012 compared to the same periods in 2011, reflecting the mild weather in 2012. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource does not take title to the energy but solicits energy bids from qualified competitive energy suppliers on behalf of its clients. Usource’s revenues reflect fees that it charges for its services, which are paid by the transacting supplier, typically over the term of the energy contract.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $5.6 million, or 37.3%, and $9.6 million, or 17.3%, in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases reflect lower wholesale natural gas prices and a decline in sales of natural gas compared to the prior period. The Company recovers the approved costs of Purchased Gas through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $0.1 million, or 0.4%, and $0.2 million, or 0.4%, in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases reflect lower kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Electricity through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $2.4 million and $3.6 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in the three month period reflects higher utility operating costs of $1.4 million, higher professional fees of $0.8 million and higher employee compensation and benefit costs of $0.2 million. The increase in O&M expenses in the first six months of 2012 compared to the same period in 2011 reflects lower O&M expenses recorded in the first quarter of 2011 due to the receipt of a $1.0 million insurance payment. Other changes in O&M expenses in the six month period include higher utility operating costs of $1.2 million, higher employee compensation and benefit costs of $0.9 million, and higher professional fees of $0.5 million. Utility operating costs in the three and six months ended June 30, 2012 include approximately $1.2 million and $1.5 million, respectively, of spending on vegetation management and electric reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Conservation & Load Management – C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. In the second quarter of 2012, approximately 70% of these costs were related to electric operations and 30% to gas operations.

Total C&LM expenses increased $0.7 million, or 43.8% and $1.1 million, or 35.5%, in the three and six month periods ended June 30, 2012 compared to the same periods in 2011. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $1.0 million, or 13.0%, and $1.4 million, or 9.0%, in the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, principally reflecting normal utility plant additions and amortization of regulatory assets.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.5 million, or 16.7%, and $0.9 million, or 14.3%, in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $0.3 million and $0.2 million for the three and six month periods, respectively, due to higher pre-tax earnings in 2012 compared to 2011.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses decreased $0.1 million each of the three and six month periods ended June 30, 2012 compared to the same periods in 2011.

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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$10.1	$10.2	$(0.1)
Short-term Debt	0.4	0.3	0.1	0.9	0.8	0.1
Regulatory Liabilities	0.1	0.1	—	0.1	0.1	—

Subtotal Interest Expense	5.6	5.5	0.1	11.1	11.1	—

Interest (Income)
Regulatory Assets	(0.8)	(0.6)	(0.2)	(1.3)	(1.5)	0.2
AFUDC(1) and Other	(0.2)	(0.1)	(0.1)	(0.3)	(0.2)	(0.1)

Subtotal Interest (Income)	(1.0)	(0.7)	(0.3)	(1.6)	(1.7)	0.1

Total Interest Expense, Net	$4.6	$4.8	$(0.2)	$9.5	$9.4	$0.1

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net decreased $0.2 million and increased $0.1 million in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting normal fluctuations in short-term borrowings and interest income.

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

On May 16, 2012, the Company issued and sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering (Offering), including 360,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares of common stock. The Company’s net increase to Common Equity and Cash proceeds from the Offering, including the over-allotment, were approximately $65.6 million and were used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At June 30, 2012, June 30, 2011 and December 31, 2011, all of the Company’s subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. Effective July 24, 2012, Unitil reduced the borrowing limit under its revolving credit facility from $115 million to $60 million. The new $60 million borrowing limit reflects reduced borrowing needs as a result of the recent repayment of short-term debt with the proceeds of the Company’s public equity offering in May 2012.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of June 30, 2012, June 30, 2011 and December 31, 2011:

	June 30,			December 31,
Revolving Credit Facility (Millions)	2012		2011	2011
Limit	$115.0	(1)	$80.0	$115.0
Outstanding	$5.0		$51.3	$87.9
Available	$110.0		$28.7	$27.1

(1)	Effective July 24, 2012, the Revolving Credit Facility borrowing limit was reduced to $60 million.

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2012, June 30, 2011 and December 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement. (See also “Credit Arrangements” in Note 4.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2012, there were approximately $20.6 million of guarantees outstanding and the longest term guarantee extends through February 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were $8.0 million, $6.6 million and $14.9 million outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in June 2012 and payable in July 2012 that were recorded in Accounts Payable at June 30, 2012. There were no amounts of natural gas inventory released in June 2011 and payable in July 2011 that were recorded in Accounts Payable at June 30, 2011. The amount of natural gas inventory released in December 2011, which was payable in January 2012, is $2.5 million and recorded in Accounts Payable at December 31, 2011.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2012, the principal amount outstanding for the 8% Unitil Realty notes was $3.1 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2012 compared to the same period in 2011.

	Six Months Ended June 30,
	2012	2011
Cash Provided by Operating Activities	$52.9	$46.6

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $52.9 million in 2012, an increase of $6.3 million compared to 2011. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $31.0 million in 2012 compared to $28.1 million in 2011, representing an increase of $2.9 million. Working capital changes in Current Assets and Liabilities resulted in a $29.5 million net source of cash in 2012 compared to a $22.4 million net source of cash in 2011, representing an increase of $7.1 million. Deferred Regulatory and Other Charges resulted in a ($1.7) million use of cash in 2012 compared to a ($0.6) million use of cash in 2011. All Other, net operating activities resulted in a use of cash of ($5.9) million in 2012 compared to a use of cash of ($3.3) million in 2011.

	Six Months Ended June 30,
	2012	2011
Cash (Used in) Investing Activities	$(23.9)	$(25.1)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($23.9) million for 2012 compared to ($25.1) million in 2011. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Six Months Ended June 30,
	2012	2011
Cash (Used in) Financing Activities	$(29.7)	$(24.6)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($29.7) million in 2012 compared to ($24.6) million in 2011. Sources of cash in 2012 are from the issuance of common stock of $66.0 million, including the Company’s equity offering in May 2012 and common stock issued in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) Plan. In 2012, uses of cash included repayment of short-term debt of ($82.9) million, a decrease in gas inventory financing of ($4.5) million, regular quarterly dividend payments on common and preferred stock of ($7.6) million and repayment of long-term debt of ($0.2) million. All other financing activities resulted in a net use of cash of ($0.5) million.

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

Regulatory Assets consist of the following (millions)

	June 30,		December 31,
	2012	2011	2011
Energy Supply Contract Obligations	$8.5	$17.2	$12.9
Deferred Restructuring Costs	21.2	23.7	21.8

Subtotal – Restructuring Related Items	29.7	40.9	34.7
Retirement Benefit Obligations	55.1	46.9	55.3
Income Taxes	10.8	12.0	10.9
Environmental Obligations	16.9	18.4	17.5
Deferred Storm Charges	26.2	20.9	22.4
Other	16.0	12.4	17.8

Total Regulatory Assets	$154.7	$151.5	$158.6
Less: Current Portion of Regulatory Assets(1)	14.9	15.4	18.8

Regulatory Assets – noncurrent	$139.8	$136.1	$139.8

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2011, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $325,000 in the Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2011, a 1.0% increase in the assumption of health care cost trend rates would have resulted in an increase in the Net Periodic Benefit Cost for the PBOP Plan of $909,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for 2011 would have resulted in a decrease in the Net Periodic Benefit Cost for the PBOP Plan of $705,000. (See Note 9 to the accompanying unaudited consolidated financial statements).

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2012, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below.

Refer to “Recently Issued Pronouncements in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2012, the Company and its subsidiaries had 462 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2012, 148 of the Company’s employees were represented by labor unions. There are 76 union employees covered by two separate collective bargaining agreements which expire on May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

There are 35 union employees who were covered by a separate collective bargaining agreement which expired on March 31, 2012. The Company and the relevant labor union have prepared a Memorandum of Understanding outlining the terms of a new collective bargaining agreement, which will expire on March 31, 2017, and the labor union has approved such terms. Such terms include discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to execute the final agreement in the third quarter of 2012.

There are 37 union employees who were covered by a separate collective bargaining agreement which expired on May 31, 2012. The Company and the relevant labor union have prepared a Memorandum of Understanding outlining the terms of a new collective bargaining agreement, which will expire on May 31, 2018, and the labor union has approved such terms. Such terms include discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to execute the final agreement in the third quarter of 2012.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2012 and June 30, 2011 were 2.02% and 2.23%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2012 and June 30, 2011 were 2.04% and 2.27%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2011 was 2.2%.

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

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1.	Financial Statements - Unaudited

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues
Gas	$22.7	$25.2	$86.9	$91.1
Electric	44.8	42.9	93.5	91.1
Other	1.3	1.4	2.6	2.7

Total Operating Revenues	68.8	69.5	183.0	184.9

Operating Expenses
Purchased Gas	9.4	15.0	45.9	55.5
Purchased Electricity	25.7	25.8	56.8	57.0
Operation and Maintenance	14.9	12.5	28.3	24.7
Conservation & Load Management	2.3	1.6	4.2	3.1
Depreciation and Amortization	8.7	7.7	17.0	15.6
Provisions (Benefit) for Taxes:
Local Property and Other	3.5	3.0	7.2	6.3
Federal and State Income	—	(0.3)	5.3	5.1

Total Operating Expenses	64.5	65.3	164.7	167.3

Operating Income	4.3	4.2	18.3	17.6
Non-Operating Expenses	—	0.1	0.1	0.2

Income Before Interest Expense	4.3	4.1	18.2	17.4
Interest Expense, Net	4.6	4.8	9.5	9.4

Net Income (Loss)	(0.3)	(0.7)	8.7	8.0
Less: Dividends on Preferred Stock	0.1	0.1	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$(0.4)	$(0.8)	$8.6	$7.9

Weighted Average Common Shares Outstanding – Basic (000’s)	12,331	10,877	11,624	10,868
Weighted Average Common Shares Outstanding – Diluted (000’s)	12,331	10,877	11,627	10,871
Earnings Per Common Share (Basic and Diluted)	$(0.03)	$(0.08)	$0.74	$0.73
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2012	2011	2011
ASSETS:

Utility Plant:
Electric	$345.9	$326.5	$333.3
Gas	393.4	366.7	382.3
Common	30.6	30.4	29.8
Construction Work in Progress	23.1	21.2	28.3

Total Utility Plant	793.0	744.8	773.7
Less: Accumulated Depreciation	273.0	260.6	263.0

Net Utility Plant	520.0	484.2	510.7

Current Assets:
Cash	6.8	5.8	7.5
Accounts Receivable, net	31.7	32.9	44.2
Accrued Revenue	30.7	26.0	56.6
Gas Inventory	9.1	8.3	14.8
Materials and Supplies	4.1	3.9	3.6
Prepayments and Other	6.0	5.3	4.5

Total Current Assets	88.4	82.2	131.2

Noncurrent Assets:
Regulatory Assets	139.8	136.1	139.8
Other Noncurrent Assets	20.1	25.1	18.5

Total Noncurrent Assets	159.9	161.2	158.3

TOTAL ASSETS	$768.3	$727.6	$800.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$254.7	$186.3	$191.7
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	287.6	288.1	287.8

Total Capitalization	544.3	476.4	481.5

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.5	0.5
Accounts Payable	15.9	15.8	26.4
Short-Term Debt	5.0	51.3	87.9
Energy Supply Contract Obligations	12.7	15.5	21.1
Taxes Payable	0.1	0.4	1.0
Other Current Liabilities	20.2	17.3	17.5

Total Current Liabilities	54.4	100.8	154.4

Deferred Income Taxes	51.8	48.1	46.3

Noncurrent Liabilities:
Energy Supply Contract Obligations	3.8	8.3	4.2
Retirement Benefit Obligations	91.1	72.1	91.2
Environmental Obligations	14.5	14.5	14.5
Other Noncurrent Liabilities	8.4	7.4	8.1

Total Noncurrent Liabilities	117.8	102.3	118.0

TOTAL CAPITALIZATION AND LIABILITIES	$768.3	$727.6	$800.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net Income	$8.7	$8.0
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	17.0	15.6
Deferred Tax Provision	5.3	4.5
Changes in Working Capital Items:
Accounts Receivable	12.5	4.0
Accrued Revenue	25.9	20.7
Gas Inventory	5.7	2.3
Accounts Payable	(10.5)	(10.7)
Taxes Payable	(0.9)	7.9
Other Changes in Working Capital Items	(3.2)	(1.8)
Deferred Regulatory and Other Charges	(1.7)	(0.6)
Other, net	(5.9)	(3.3)

Cash Provided by Operating Activities	52.9	46.6

Investing Activities:
Property, Plant and Equipment Additions	(23.9)	(25.1)

Cash (Used in) Investing Activities	(23.9)	(25.1)

Financing Activities:
Repayment of Short-Term Debt	(82.9)	(15.5)
Repayment of Long-Term Debt, net	(0.2)	(0.2)
Net Decrease in Gas Inventory Financing	(4.5)	(1.2)
Dividends Paid	(7.6)	(7.6)
Proceeds from Issuance of Common Stock, net	66.0	0.5
Other, net	(0.5)	(0.6)

Cash (Used in) Financing Activities	(29.7)	(24.6)

Net Decrease in Cash	(0.7)	(3.1)
Cash at Beginning of Period	7.5	8.9

Cash at End of Period	$6.8	$5.8

Supplemental Cash Flow Information:
Interest Paid	$10.8	$10.8
Income Taxes Paid (Refunded)	$0.6	$(7.3)

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

The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions between years may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. For further information, please refer to Note 1 of Part II to the

Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC) on February 1, 2012, for a description of the Company’s Basis of Presentation.

Fair Value – The Financial Accounting Standards Board (FASB) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are described below:

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

As of June 30, 2012, June 30, 2011 and December 31, 2011, the Company had 1.8 billion, 1.5 billion and 1.6 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount Offset in Regulatory Assets(1), as of:
		Fair Value
Description	Balance Sheet Location	June 30, 2012	June 30, 2011	December 31, 2011
Natural Gas Futures Contracts	Other Current Liabilities	$1.4	$0.5	$1.7

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.1	0.1	0.6

Total		$1.5	$0.6	$2.3

(1)	The current portion of Regulatory Assets is recorded as Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.1	$0.5	$1.4	$0.6
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(2):
Purchased Gas	$0.6	$0.3	$2.2	$1.0

(2)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of June 30, 2012, June 30, 2011 and December 31, 2011, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

	June 30,		December 31,
	2012	2011	2011
Allowance for Doubtful Accounts	$2.9	$2.8	$2.3

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Recently Issued Pronouncements – There are no recently issued pronouncements applicable to the Company that have not already been adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
6/6/12	08/15/12	08/01/12	$0.345
03/22/12	05/15/12	05/01/12	$0.345
01/17/12	02/15/12	02/01/12	$0.345

09/21/11	11/15/11	11/01/11	$0.345
06/16/11	08/15/11	08/01/11	$0.345
03/24/11	05/16/11	05/02/11	$0.345
01/18/11	02/15/11	02/01/11	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

The Company had 13,758,805, 10,934,630 and 10,954,065 of common shares outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively.

Unitil Corporation Common Stock Offering – On May 16, 2012, the Company issued and sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering (Offering), including 360,000 shares of common stock pursuant to the underwriters’ option to purchase additional shares of common stock. The Company’s net increase to Common Equity and Cash proceeds from the Offering, including the over-allotment, were approximately $65.6 million and were used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2012, the Company sold 19,919 shares of its common stock, at an average price of $26.53 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) Plan resulting in net proceeds of approximately $528,400. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

Outstanding awards of restricted shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on restricted shares underlying the award may be credited to a participant’s account. Awards may be grossed up to offset the participant’s tax obligations in connection with the award. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death. The maximum number of shares of restricted stock available for awards to participants under the Stock Plan is 677,500. The maximum aggregate number of shares or restricted stock units that may be awarded in any one calendar year to any one participant is 20,000. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

On February 3, 2012, 25,600 restricted shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of $720,896. There were 44,898 and 43,993 non-vested shares under the Stock Plan as of June 30, 2012 and 2011, respectively. The weighted average grant date fair value of these shares was $24.95 and $22.11, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.0 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.8 years. There were 779 restricted shares forfeited and there were no cancellations under the Stock Plan during the six months ended June 30, 2012.

There were no restricted stock units issued under the Stock Plan during the six months ended June 30, 2012.

Preferred Stock

Details on preferred stock at June 30, 2012, June 30, 2011 and December 31, 2011 are shown below:

	June 30,		December 31,
	2012	2011	2011
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

Shares Outstanding	June 30,		December 31,
	2012	2011	2011
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	2,250	2,250	2,250
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	7,823	7,861	7,861
8.00% Series, $100 Par Value	9,654	9,696	9,696

There were $0.1 million and $0.1 million of total dividends declared on Preferred Stock in the both the three and six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at June 30, 2012, June 30, 2011 and December 31, 2011 are shown below ($ Millions):

	June 30,		December 31,
	2012	2011	2011
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	3.1	3.6	3.3

Total Long-Term Debt	288.1	288.6	288.3
Less: Current Portion	0.5	0.5	0.5

Total Long-term Debt, Less Current Portion	$287.6	$288.1	$287.8

Fair Value of Long-Term Debt – Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.) In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

(Millions)	June 30,		December 31,
	2012	2011	2011
Estimated Fair Value of Long-Term Debt	$341.6	$323.0	$338.7

Credit Arrangements

Unitil has a revolving credit facility with a group of banks that extends to October 8, 2013. Effective July 24, 2012, Unitil reduced the borrowing limit under its revolving credit facility from $115 million to $60 million. The new $60 million borrowing limit reflects reduced borrowing needs as a result of the recent repayment of short-term debt with the proceeds of the Company’s public equity offering in May 2012.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of June 30, 2012, June 30, 2011 and December 31, 2011:

	June 30,		December 31,
Revolving Credit Facility (Millions)	2012	2011	2011
Limit	$115.0	$80.0	$115.0
Outstanding	$5.0	$51.3	$87.9
Available	$110.0	$28.7	$27.1

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2012, June 30, 2011 and December 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were $8.0 million, $6.6 million and $14.9 million outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in June 2012 and payable in July 2012 that were recorded in Accounts Payable at June 30, 2012. There were no amounts of natural gas inventory released in June 2011 and payable in July 2011 that were recorded in Accounts Payable at June 30, 2011. The amount of natural gas inventory released in December 2011, which was payable in January 2012, is $2.5 million and recorded in Accounts Payable at December 31, 2011.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2012, there were approximately $20.6 million of guarantees outstanding and the longest term guarantee extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2012, the principal amount outstanding for the 8% Unitil Realty notes was $3.1 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2012 and June 30, 2011 (Millions):

Three Months Ended June 30, 2012	Electric	Gas	Other	Non- Regulated	Total
Revenues	$44.8	$22.7	$—	$1.3	$68.8
Segment Profit (Loss)	1.4	(2.2)	0.1	0.3	(0.4)
Capital Expenditures	4.1	10.0	0.7	—	14.8

Three Months Ended June 30, 2011
Revenues	$42.9	$25.2	$—	$1.4	$69.5
Segment Profit (Loss)	1.6	(3.0)	0.1	0.5	(0.8)
Capital Expenditures	4.5	8.8	1.0	—	14.3

Six Months Ended June 30, 2012
Revenues	$93.5	$86.9	$—	$2.6	$183.0
Segment Profit	2.6	5.4	—	0.6	8.6
Capital Expenditures	9.4	13.1	1.4	—	23.9
Segment Assets	377.7	380.2	3.4	7.0	768.3

Six Months Ended June 30, 2011
Revenues	$91.1	$91.1	$—	$2.7	$184.9
Segment Profit (Loss)	3.3	3.8	(0.1)	0.9	7.9
Capital Expenditures	9.8	14.0	1.3	—	25.1
Segment Assets	364.5	350.5	6.0	6.6	727.6

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

Granite State – Increase in Base Rates Filed – Granite State has in place a FERC approved rate settlement agreement under which it is permitted to file incremental annual rate adjustment filings to recover the revenue requirements for certain specified future capital cost additions to transmission plant projects totaling up to $11.4 million. Of the $11.4 million, $1.6 million has been expended and is being recovered in the 2011 approved rates. On June 29, 2012, Granite State submitted to the FERC an incremental annual rate adjustment filing of $0.3 million due to capital costs additions of $2.4 million, with rates effective August 1, 2012. This matter remains pending.

Unitil Energy – Increase in Base Rates Approved – On April 26, 2011, the New Hampshire Public Utilities Commission (NHPUC) approved a final rate settlement which makes permanent a temporary increase of $5.2 million in annual revenue effective July 1, 2010, and provided for an additional increase of $5.0 million in annual revenue effective May 1, 2011.

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

Unitil Energy filed its first step adjustment filing for $1.47 million on February 29, 2012 for implementation on May 1, 2012, which included rate increases to recover the increased spending for its vegetation management program and reliability enhancement program. The adjustment filing was approved by the NHPUC with minor modifications.

Northern Utilities – Increase in Base Rates Approved, Settlement Reached – In May 2011, Northern Utilities filed two separate rate cases with the NHPUC and Maine Public Utilities Commission (MPUC) requesting approval to increase its natural gas distribution base rates in New Hampshire and Maine, respectively. The Maine rate case was approved in November 2011, and provided for a $7.8 million permanent increase in annual distribution revenue for Northern Utilities’ Maine operations, effective January 1, 2012, and an additional permanent increase in annual distribution revenue of $0.85 million to recover the costs of 2011 cast iron pipe replacement capital spending effective May 1, 2012. The settlement precludes Northern Utilities from filing for a new base rate increase with an effective date prior to January 1, 2014.

On March 22, 2012, Northern Utilities, the Staff of the NHPUC and the Office of Consumer Advocate agreed to a settlement agreement providing for a $3.7 million permanent increase in annual revenues, effective May 1, 2012. A hearing was held on March 29, 2012, and the NHPUC issued an order approving the settlement agreement on April 24, 2012. Permanent rates were reconciled back to August 1, 2011.

Fitchburg – Electric Operations – On November 30, 2011, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing includes the reconciliation of costs and revenues for a number of surcharges and cost factors which are under individual review in separate proceedings before the MDPU, including the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, Net Metering Recovery Surcharge, Attorney General Consultant Expense Factor and Revenue Decoupling Adjustment Factor. The rates were approved effective January 1, 2012, subject to reconciliation pending investigation by the MDPU. This matter, as well as Fitchburg’s 2009 and 2010 annual reconciliation filings, were approved by Order on April 25, 2012.

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

Fitchburg – Storm Cost Deferral Petition – On December 16, 2011, Fitchburg filed a request with the MDPU for authorization to defer, for future recovery in rates, the costs incurred to perform storm-related emergency repairs on its electric distribution system as a result of two recent storms, Tropical Storm Irene, which occurred on August 28, 2011, and a severe snow storm, which occurred on October 29-30, 2011. Fitchburg estimates that, including capitalized amounts, it incurred $1.5 million in costs for Tropical Storm Irene and $3.3 million in costs for the October 2011 snow storm. The Company has requested approval to defer and accrue carrying charges on approximately $4.3 million of the storm costs that were not capitalized into utility plant. On May 1, 2012 the MDPU approved the request to defer the storm costs and ordered that the issue of carrying charges would be addressed in the Company’s next base rate proceeding.

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

Unitil Energy – Annual Rate Reconciliation Filing – On June 15, 2012, Unitil Energy filed its annual reconciliation and rate filing, for rates effective August 1, 2012, including reconciliation of prior year costs and revenues. This filing was approved by the NHPUC on July 20, 2012 with minor modifications.

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

Unitil Corporation – FERC Audit – On November 3, 2011, the FERC commenced an audit of Unitil Corporation, including its associated service company and its electric and natural gas distribution companies. Among other requirements, the audit will evaluate the Company’s compliance with: i) cross-subsidization restrictions on affiliate transactions; ii) regulations under the Energy Policy Act of 2005; and the iii) uniform system of accounts for centralized service companies. The Company expects the final audit report will be issued in September, 2012.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations including laws and regulations related to pipeline safety. The Company believes it is in substantial compliance with applicable environmental, health and safety laws and regulations, and the Company believes that as of June 30, 2012, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increased stringent federal, state or local environmental health and safety laws and regulations, could result in increased compliance costs that we cannot currently quantify and that affect our operations.

Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts, including alternatives for re-use of the site. Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at June 30, 2012 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. Fitchburg had filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and received these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third-parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Also included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2012 are accrued liabilities totaling $2.5 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.3 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at June 30, 2012 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

According to Internal Revenue Code rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the Internal Revenue Service (IRS) and attorneys of the Joint Committee. As a result, the Company, on April 1, 2011, received notice that its federal income tax return filing for the year ended December 31, 2009 would be under examination by the IRS. The IRS has performed all fieldwork procedures and the Company and the IRS have entered into a settlement, pending approval of the Joint Committee, for certain timing items, originally reported in 2009, to be deducted in future periods. The result of the settlement agreement did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company evaluated its tax positions at December 31, 2011 and for the current interim reporting period ended June 30, 2012 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2008; December 31, 2009; and December 31, 2010.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2012	2011
Used to Determine Plan Costs
Discount Rate	4.60%	5.35%
Rate of Compensation Increase	3.00%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	6.50%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2012	2011	2012	2011	2012	2011
Service Cost	$807	$735	$517	$479	$72	$71
Interest Cost	1,158	1,171	576	570	53	57
Expected Return on Plan Assets	(1,347)	(1,210)	(174)	(204)	—	—
Prior Service Cost Amortization	47	62	432	432	3	3
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	904	783	32	—	16	19

Sub-total	1,569	1,541	1,388	1,282	144	150
Amounts Capitalized and Deferred	(725)	(677)	(560)	(401)	—	—

Net Periodic Benefit Cost Recognized	$844	$864	$828	$881	$ 144	$150

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2012	2011	2012	2011	2012	2011
Service Cost	$1,613	$1,471	$1,033	$959	$144	$142
Interest Cost	2,317	2,342	1,151	1,139	106	113
Expected Return on Plan Assets	(2,695)	(2,420)	(348)	(409)	—	—
Prior Service Cost Amortization	94	125	864	864	6	6
Transition Obligation Amortization	—	—	11	11	—	—
Actuarial Loss Amortization	1,808	1,566	65	—	32	39

Sub-total	3,137	3,084	2,776	2,564	288	300
Amounts Capitalized and Deferred	(1,281)	(1,180)	(980)	(634)	—	—

Net Periodic Benefit Cost Recognized	$1,856	$1,904	$1,796	$1,930	$288	$300

Employer Contributions

As of June 30, 2012, the Company had made $6.3 million of contributions to its Pension Plan in 2012. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2012 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

As of June 30, 2012, the Company had made $26,000 of contributions to the SERP Plan in 2012. The Company presently anticipates contributing an additional $27,000 to the SERP Plan in 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2012 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended June 30, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
4/1/12 – 4/30/12	—	—	—	$200,800
5/1/12 – 5/31/12	—	—	—	$200,800
6/1/12 – 6/30/12	237	$26.50	237	$194,520

Total	237		237

(1)	All purchases were made pursuant to the Company’s 2011 Trading Plan (as defined below).
(2)

On March 22, 2012, the Company adopted a written trading plan under Rule 10b5-1 (the 2012 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the stock portion of its Directors’ annual retainer. On March 26, 2012, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2012 Trading Plan. The 2012 Trading Plan provides for the repurchase of up to $200,800 worth of shares of the Company’s common stock during its term. The 2012 Trading Plan became effective on March 22, 2012 and will terminate on March 22, 2013. The Company may suspend or terminate the 2012 Trading Plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act or other applicable securities laws.

Item 5.	Other Information

Effective July 24, 2012, Unitil reduced the borrowing limit under its revolving credit facility from $115 million to $60 million. The new $60 million borrowing limit reflects reduced borrowing needs as a result of the recent repayment of short-term debt with the proceeds of the Company’s public equity offering in May 2012.

On July 25, 2012, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2012. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 25, 2012 Announcing Earnings For the Quarter Ended June 30, 2012.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 25, 2012	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 25, 2012	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 25, 2012 Announcing Earnings For the Quarter Ended June 30, 2012.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith