Form 10-Q
period 2012-09-30
UNITIL CORP
filed 2012-10-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2012
Common Stock, No par value	13,769,825 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2012

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

Unitil had an investment in Net Utility Plant of $535.1 million at September 30, 2012. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended September 30, 2012 and September 30, 2011 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons.

On May 16, 2012, the Company sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering. The Company used the net proceeds of approximately $65.7 million from this offering to make equity capital contributions to its regulated utility subsidiaries, repay short-term debt and for general corporate purposes. Overall, the results of operations and Earnings reflect a higher number of average shares outstanding year over year.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $0.5 million, or $0.03 per share, for the third quarter of 2012, an improvement of $2.1 million, or $0.18 per share, compared to the third quarter of 2011. For the nine months ended September 30, 2012, the Company reported Earnings of $9.1 million, or $0.74 per share, compared to $6.3 million, or $0.58 per share, for the same period of 2011. Results were positively affected by higher natural gas and electric sales margins due to higher distribution rates and new customer growth, and reflect the effect on sales of fluctuations in seasonal weather conditions year over year. The Company estimates that the mild weather in the winter and early spring of 2012 negatively impacted earnings by about $2.0 million, or $0.17 per share. Additionally, in the third quarter of 2011, in connection with rate cases in Massachusetts, the Company recognized a non-recurring pre-tax charge of $2.0 million, or $0.11 per share, related to accrued carrying charges that were disallowed for rate recovery.

Natural gas sales margins were $11.2 million in the three months ended September 30, 2012, or an increase of $3.0 million compared to the third quarter of 2011, reflecting higher distribution rates from recently completed rate cases, new customer growth and a corresponding increase in gas therm sales of 3.0%. Natural gas sales margins were $51.1 million in the nine month period ended September 30, 2012, or an increase of $8.3 million compared to the same nine month period in 2011, reflecting higher distribution rates from recently completed rate cases and new customer growth, but negatively impacted by lower gas therm sales primarily due to mild winter weather earlier in the year. Based on weather data collected in the Company’s service areas, there were 20% fewer Heating Degree Days in the first nine months of 2012 compared to the same period in 2011. Weather-normalized gas therm sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2012 are estimated to be approximately 5% and 2% higher, respectively, compared to the same periods in 2011. Approximately 13% of natural gas therm sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Electric sales margins were $19.1 million in the three months ended September 30, 2012, or an increase of $1.3 million compared to the third quarter of 2011, reflecting higher electric distribution rates and an increase in kilowatt hour (kWh) sales primarily driven by new customer growth and an increase in usage during the summer. There were 19% more Cooling Degree Days in the third quarter of 2012 compared to the same period in 2011. In the nine month period ended September 30, 2012, electric sales margins were $52.7 million, or an increase of $2.9 million compared to the same period in 2011, reflecting higher electric distribution rates and new customer growth, but negatively impacted by lower electric kWh sales primarily due to mild winter weather earlier in the year. Weather-normalized electric kWh sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2012 are estimated to be approximately 2% lower and 1% higher, respectively, compared to the same period in 2011. Approximately 27% of electric kWh sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Operation and Maintenance (O&M) expenses increased $0.8 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in the three month period reflects higher utility operating costs of $1.1 million and higher employee compensation and benefit costs of $0.1 million, partially offset by lower professional fees of $0.4 million. The increase in O&M expenses in the first nine months of 2012 compared to the same period in 2011 reflects lower O&M expenses recorded in the first quarter of 2011 due to the receipt of a $1.0 million insurance payment. Other changes in O&M expenses in the nine month period include higher utility operating costs of $2.3 million, higher employee compensation and benefit costs of $1.0 million, and higher professional fees of $0.1 million. Utility operating costs in the three and nine months ended September 30, 2012 include approximately $1.0 million and $2.5 million, respectively, of spending on new vegetation management and electric reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Depreciation and Amortization expense increased $2.0 million and $3.4 million in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, principally reflecting normal utility plant additions and amortization of regulatory assets.

Local Property and Other Taxes increased $0.3 million and $1.2 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes increased by $1.4 million and $1.6 million for the three and nine month periods, respectively, due to higher pre-tax earnings in 2012 compared to 2011.

Interest Expense, Net decreased $2.2 million and $2.1 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting a non-recurring pre-tax charge, in the third quarter of 2011, against interest income of $1.8 million to charge-off previously accrued carrying costs that were disallowed for rate recovery.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.5 million and $4.1 million for the three and nine month periods ended September 30, 2012, on par with the same periods in 2011.

In 2011, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2012, March, 2012, June 2012 and September 2012 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2012 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Total natural gas therm sales volumes increased 3.0% in the three month period ended September 30, 2012 compared to the same period in 2011, reflecting increased usage by C&I customers in their operations. In the nine months ended September 30, 2012, gas therm sales decreased 8.0% compared to the same period in 2011. The decrease in gas therm sales in the Company’s utility service areas reflects the effect of milder weather in the first nine months of 2012 compared to 2011. Based on weather data collected in the Company’s service areas, there were 20% fewer Heating Degree Days in the first nine months of 2012 compared to the same period in 2011. Weather-normalized gas therm sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2012 are estimated to be approximately 5% and 2% higher, respectively, compared to the same periods in 2011. Approximately 13% of natural gas therm sales are decoupled and changes in these sales due to the weather do not affect sales margins. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total firm therm sales for the three and nine months ended September 30, 2012 and 2011, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Residential	2.5	2.6	(0.1)	(3.8%)	26.0	30.5	(4.5)	(14.8%)
Commercial / Industrial	21.3	20.5	0.8	3.9%	107.0	114.1	(7.1)	(6.2%)

Total	23.8	23.1	0.7	3.0%	133.0	144.6	(11.6)	(8.0%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2012 and 2011:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$7.4	$8.0	$(0.6)	(2.8%)	$44.3	$46.8	$(2.5)	(2.2%)
Commercial / Industrial	12.9	13.2	(0.3)	(1.4%)	62.9	65.5	(2.6)	(2.3%)

Total Gas Operating Revenue	$20.3	$21.2	$(0.9)	(4.2%)	$107.2	$112.3	$(5.1)	(4.5%)

Cost of Gas Sales:
Purchased Gas	$8.6	$12.5	$(3.9)	(18.4%)	$54.5	$68.0	$(13.5)	(12.0%)
Conservation & Load Management	0.5	0.5	—	—	1.6	1.5	0.1	0.1%

Total Cost of Gas Sales	$9.1	$13.0	$(3.9)	(18.4%)	$56.1	$69.5	$(13.4)	(11.9%)

Gas Sales Margin	$11.2	$8.2	$3.0	14.2%	$51.1	$42.8	$8.3	7.4%

(1)	Represents change as a percent of Total Gas Operating Revenue.

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

Natural gas sales margins were $11.2 million in the three months ended September 30, 2012, or an increase of $3.0 million compared to the third quarter of 2011, reflecting higher distribution rates from recently completed rate cases, new customer growth and a corresponding increase in gas therm sales of 3.0%. Natural gas sales margins were $51.1 million in the nine month period ended September 30, 2012, or an increase of $8.3 million compared to the same nine month period in 2011, reflecting higher distribution rates from recently completed rate cases and new customer growth, but negatively impacted by lower gas therm sales of 8.0%, discussed above.

The decrease in Total Gas Operating Revenues of $0.9 million in the third quarter of 2012 reflects lower costs of sales of $3.9 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas base revenues of $3.0 million.

The decrease in Total Gas Operating Revenues of $5.1 million in the nine months ended September 30, 2012 reflects lower costs of sales of $13.4 million, including lower Purchased Gas costs of $13.5 million and higher C&LM costs of $0.1 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas base revenues of $8.3 million.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Total kWh sales increased 0.5% in the three month period ended September 30, 2012 compared to the same period in 2011, reflecting warmer summer weather in 2012 compared to 2011 and customer growth. There were 19% more Cooling Degree Days in the third quarter of 2012 compared to the same period in 2011. Total kWh sales decreased 2.3% in the nine months ended September 30, 2012 compared to the same period in 2011. The decreases in kWh sales in the nine month period primarily reflect the effect of milder weather in the first nine months of 2012 compared to 2011. As discussed above, there were 20% fewer Heating Degree Days in the first nine months of 2012 compared to the same period in 2011. Weather-normalized kWh sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2012 are estimated to be approximately 2% lower and 1% higher, respectively, compared to the same periods in 2011. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total kWh sales for the three and nine months ended September 30, 2012 and 2011 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change	% Change	2012	2011	Change	% Change
Residential	198.2	190.2	8.0	4.2%	522.8	530.1	(7.3)	(1.4%)
Commercial / Industrial	270.7	276.5	(5.8)	(2.1%)	744.1	766.2	(22.1)	(2.9%)

Total	468.9	466.7	2.2	0.5%	1,266.9	1,296.3	(29.4)	(2.3%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2012 and 2011:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change(1)	2012	2011	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$27.4	$27.2	$0.2	0.4%	$78.5	$76.1	$2.4	1.7%
Commercial / Industrial	22.1	23.3	(1.2)	(2.4%)	64.5	65.5	(1.0)	(0.7%)

Total Electric Operating Revenue	$49.5	$50.5	$(1.0)	(2.0%)	$143.0	$141.6	$1.4	1.0%

Cost of Electric Sales:
Purchased Electricity	$28.3	$31.0	$(2.7)	(5.4%)	$85.1	$88.0	$(2.9)	(2.0%)
Conservation & Load Management	2.1	1.7	0.4	0.8%	5.2	3.8	1.4	1.0%

Total Cost of Electric Sales	$30.4	$32.7	$(2.3)	(4.6%)	$90.3	$91.8	$(1.5)	(1.0%)

Electric Sales Margin	$19.1	$17.8	$1.3	2.6%	$52.7	$49.8	$2.9	2.0%

(1)	Represents change as a percent of Total Electric Operating Revenue.

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

Electric sales margins were $19.1 million in the three months ended September 30, 2012, or an increase of $1.3 million compared to the third quarter of 2011, reflecting higher electric distribution rates and an increase in kWh sales primarily driven by new customer growth and an increase in usage during the summer. In the nine month period ended September 30, 2012, electric sales margins were $52.7 million, or an increase of $2.9 million compared to the same period in 2011, reflecting higher electric distribution rates and new customer growth, but negatively impacted by lower electric kWh sales, discussed above.

The decrease in Total Electric Operating Revenues of $1.0 million in the third quarter of 2012 reflects lower cost of sales of $2.3 million, including lower Purchased Electricity costs of $2.7 million and higher C&LM costs of $0.4 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher electric base revenues of $1.3 million.

The increase in Total Electric Operating Revenues of $1.4 million in the nine months ended September 30, 2012 reflects higher electric base revenues of $2.9 million. These higher electric base revenues were partially offset by lower cost of sales of $1.5 million, including lower Purchased Electricity costs of $2.9 million and higher C&LM costs of $1.4 million, which are tracked costs that are passed through directly to customers.

Operating Revenue - Other

The following table details total Other Revenue for the three and nine months ended September 30, 2012 and 2011:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Other	$1.5	$1.5	$—	—	$4.1	$4.2	$(0.1)	(2.4%)

Total Other Revenue	$1.5	$1.5	$—	—	$4.1	$4.2	$(0.1)	(2.4%)

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. For the three months ended September 30, 2012 Usource’s revenues were on par with same period in 2011. Usource’s revenues decreased $0.1 million in the nine month period ended September 30, 2012 compared to the same period in 2011. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource does not take title to the energy but solicits energy bids from qualified competitive energy suppliers on behalf of its clients. Usource’s revenues reflect fees that it charges for its services, which are paid by the transacting supplier, typically over the term of the energy contract.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $3.9 million, or 31.2%, and $13.5 million, or 19.9%, in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. These decreases reflect lower wholesale natural gas prices and a decline in sales of natural gas compared to the prior period. The Company recovers the approved costs of Purchased Gas through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $2.7 million, or 8.7%, and $2.9 million, or 3.3%, in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. The decreases reflect an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower kWh sales for the year-to-date period. The Company recovers the approved costs of Purchased Electricity through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s unregulated business activities. Total O&M expenses increased $0.8 million and $4.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in the three month period reflects higher utility operating costs of $1.1 million and higher employee compensation and benefit costs of $0.1 million, partially offset by lower professional fees of $0.4 million. The increase in O&M expenses in the first nine months of 2012 compared to the same period in 2011 reflects lower O&M expenses recorded in the first quarter of 2011 due to the receipt of a $1.0 million insurance payment. Other changes in O&M expenses in the nine month period include higher utility operating costs of $2.3 million, higher employee compensation and benefit costs of $1.0 million, and higher professional fees of $0.1 million. Utility operating costs in the three and nine months ended September 30, 2012 include approximately $1.0 million and $2.5 million, respectively, of spending on new vegetation management and electric reliability enhancement programs. These costs are recovered through cost tracker rate mechanisms that result in corresponding increases in revenue.

Conservation & Load Management – C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. In the third quarter of 2012, approximately 80% of these costs were related to electric operations and 20% to gas operations.

Total C&LM expenses increased $0.4 million, or 18.2% and $1.5 million, or 28.3%, in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $2.0 million, or 29.0%, and $3.4 million, or 15.1%, in the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, principally reflecting normal utility plant additions and amortization of regulatory assets.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.3 million and $1.2 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $1.4 million and $1.6 million for the three and nine month periods, respectively, due to higher pre-tax earnings in 2012 compared to 2011.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses decreased $0.1 million and $0.2 million in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011.

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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$15.2	$15.2	$—
Short-term Debt	0.2	0.4	(0.2)	1.2	1.2	—
Regulatory Liabilities	—	0.1	(0.1)	0.2	0.2	—

Subtotal Interest Expense	5.3	5.6	(0.3)	16.6	16.6	—

Interest (Income)
Regulatory Assets	(0.7)	1.2	(1.9)	(2.1)	(0.2)	(1.9)
AFUDC(1) and Other	(0.2)	(0.2)	—	(0.6)	(0.4)	(0.2)

Subtotal Interest (Income)	(0.9)	1.0	(1.9)	(2.7)	(0.6)	(2.1)

Total Interest Expense, Net	$4.4	$6.6	$(2.2)	$13.9	$16.0	$(2.1)

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net decreased $2.2 million and $2.1 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting a non-recurring pre-tax charge, in the third quarter of 2011, against interest income of $1.8 million to charge-off previously accrued carrying costs that were disallowed for rate recovery.

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

On May 16, 2012, the Company issued and sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering were approximately $65.7 million and were used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At September 30, 2012, September 30, 2011 and December 31, 2011, all of the Company’s subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of September 30, 2012, September 30, 2011 and December 31, 2011:

	September 30,		December 31,
Revolving Credit Facility (millions)	2012	2011	2011
Limit	$60.0	$80.0	$115.0
Outstanding	$24.1	$65.4	$87.9
Available	$35.9	$14.6	$27.1

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of September 30, 2012, September 30, 2011 and December 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement. (See also “Credit Arrangements” in Note 4.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2012, there were approximately $20.6 million of guarantees outstanding and the longest term guarantee extends through February 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $10.6 million, $13.0 million and $14.9 million outstanding at September 30, 2012, September 30, 2011 and December 31, 2011, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2012 and payable in October 2012 that were recorded in Accounts Payable at September 30, 2012. There were no amounts of natural gas inventory released in September 2011 and payable in October 2011 that were recorded in Accounts Payable at September 30, 2011. The amount of natural gas inventory released in December 2011, which was payable in January 2012, is $2.5 million and recorded in Accounts Payable at December 31, 2011.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2012, the principal amount outstanding for the 8% Unitil Realty notes was $3.0 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2012 compared to the same period in 2011.

	Nine Months Ended September 30,
	2012	2011
Cash Provided by Operating Activities	$61.9	$49.8

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $61.9 million in 2012, an increase of $12.1 million compared to 2011. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $40.0 million in 2012 compared to $31.4 million in 2011, representing an increase of $8.6 million. Working capital changes in Current Assets and Liabilities resulted in a $26.4 million net source of cash in 2012 compared to a $14.9 million net source of cash in 2011, representing an increase of $11.5 million. Deferred Regulatory and Other Charges resulted in a $3.6 million source of cash in 2012 compared to an $8.8 million source of cash in 2011. All Other, net operating activities resulted in a use of cash of ($8.1) million in 2012 compared to a use of cash of ($5.3) million in 2011.

	Nine Months Ended September 30,
	2012	2011
Cash (Used in) Investing Activities	$(47.4)	$(42.7)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($47.4) million for 2012 compared to ($42.7) million in 2011. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Nine Months Ended September 30,
	2012	2011
Cash (Used in) Financing Activities	$(12.5)	$(8.1)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($12.5) million in 2012 compared to ($8.1) million in 2011. Sources of cash in 2012 are from the issuance of common stock of $66.5 million, including the Company’s equity offering in May 2012 and common stock issued in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) Plan. In 2012, uses of cash included net repayment of short-term debt of ($63.8) million, a decrease in net gas inventory financing of ($1.8) million, regular quarterly dividend payments on common and preferred stock of ($12.4) million and repayment of long-term debt of ($0.3) million. All other financing activities resulted in a net use of cash of ($0.7) million.

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

Regulatory Assets consist of the following (millions)

	September 30,		December 31,
	2012	2011	2011
Energy Supply Contract Obligations	$6.4	$14.9	$12.9
Deferred Restructuring Costs	20.2	22.0	21.8

Subtotal – Restructuring Related Items	26.6	36.9	34.7
Retirement Benefit Obligations	55.2	47.0	55.3
Income Taxes	10.6	12.1	10.9
Environmental Obligations	16.7	17.9	17.5
Deferred Storm Charges	25.4	18.5	22.4
Other	14.6	15.0	17.8

Total Regulatory Assets	$149.1	$147.4	$158.6
Less: Current Portion of Regulatory Assets(1)	12.2	16.5	18.8

Regulatory Assets – noncurrent	$136.9	$130.9	$139.8

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2012, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below. Refer to “Recently Issued Pronouncements in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2012, the Company and its subsidiaries had 464 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2012, 153 of the Company’s employees were represented by labor unions. There are 79 union employees covered by two separate collective bargaining agreements which expire on May 31, 2013 and June 5, 2014. The agreements provide discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

There are 35 union employees who are covered by a separate collective bargaining agreement which expires on March 31, 2017. The agreement includes discreet salary adjustments, established work practices and uniform benefit packages.

There are 39 union employees who were covered by a separate collective bargaining agreement which expired on May 31, 2012. The Company and the relevant labor union have prepared a Memorandum of Understanding outlining the terms of a new collective bargaining agreement, which will expire on May 31, 2018, and the labor union has approved such terms. Such terms include discreet salary adjustments, established work practices and uniform benefit packages. The Company expects to execute the final agreement in the fourth quarter of 2012.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2012 and September 30, 2011 were 2.02% and 2.24%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2012 and September 30, 2011 were 2.03% and 2.26%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2011 was 2.2%.

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

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1.	Financial Statements—Unaudited

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues
Gas	$20.3	$21.2	$107.2	$112.3
Electric	49.5	50.5	143.0	141.6
Other	1.5	1.5	4.1	4.2

Total Operating Revenues	71.3	73.2	254.3	258.1

Operating Expenses
Purchased Gas	8.6	12.5	54.5	68.0
Purchased Electricity	28.3	31.0	85.1	88.0
Operation and Maintenance	14.4	13.6	42.7	38.3
Conservation & Load Management	2.6	2.2	6.8	5.3
Depreciation and Amortization	8.9	6.9	25.9	22.5
Provisions (Benefit) for Taxes:
Local Property and Other	3.5	3.2	10.7	9.5
Federal and State Income	—	(1.4)	5.3	3.7

Total Operating Expenses	66.3	68.0	231.0	235.3

Operating Income	5.0	5.2	23.3	22.8
Non-Operating Expenses	0.1	0.2	0.2	0.4

Income Before Interest Expense	4.9	5.0	23.1	22.4
Interest Expense, Net	4.4	6.6	13.9	16.0

Net Income (Loss)	0.5	(1.6)	9.2	6.4
Less: Dividends on Preferred Stock	—	—	0.1	0.1

Earnings (Loss) Applicable to Common Shareholders	$0.5	$(1.6)	$9.1	$6.3

Weighted Average Common Shares Outstanding – Basic (000’s)	13,707	10,887	12,318	10,875
Weighted Average Common Shares Outstanding – Diluted (000’s)	13,709	10,887	12,321	10,877
Earnings Per Common Share (Basic and Diluted)	$0.03	$(0.15)	$0.74	$0.58
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2012	2011	2011
ASSETS:

Utility Plant:
Electric	$348.2	$326.6	$333.3
Gas	398.4	363.9	382.3
Common	30.6	30.4	29.8
Construction Work in Progress	35.8	41.4	28.3

Total Utility Plant	813.0	762.3	773.7
Less: Accumulated Depreciation	277.9	262.5	263.0

Net Utility Plant	535.1	499.8	510.7

Current Assets:
Cash	9.5	7.9	7.5
Accounts Receivable, net	30.7	30.4	44.2
Accrued Revenue	34.6	35.2	56.6
Gas Inventory	12.3	15.6	14.8
Materials and Supplies	3.6	3.8	3.6
Prepayments and Other	4.3	4.5	4.5

Total Current Assets	95.0	97.4	131.2

Noncurrent Assets:
Regulatory Assets	136.9	130.9	139.8
Other Noncurrent Assets	17.0	20.6	18.5

Total Noncurrent Assets	153.9	151.5	158.3

TOTAL ASSETS	$784.0	$748.7	$800.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2012	2011	2011
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$250.9	$181.2	$191.7
Preferred Stock	2.0	2.0	2.0
Long-Term Debt, Less Current Portion	287.5	288.0	287.8

Total Capitalization	540.4	471.2	481.5

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.5	0.5
Accounts Payable	17.1	16.0	26.4
Short-Term Debt	24.1	65.4	87.9
Energy Supply Contract Obligations	13.4	21.8	21.1
Taxes Payable	0.5	0.6	1.0
Other Current Liabilities	21.4	22.5	17.5

Total Current Liabilities	77.0	126.8	154.4

Deferred Income Taxes	51.7	46.7	46.3

Noncurrent Liabilities:
Energy Supply Contract Obligations	3.6	6.1	4.2
Retirement Benefit Obligations	88.9	74.1	91.2
Environmental Obligations	14.5	14.4	14.5
Other Noncurrent Liabilities	7.9	9.4	8.1

Total Noncurrent Liabilities	114.9	104.0	118.0

TOTAL CAPITALIZATION AND LIABILITIES	$784.0	$748.7	$800.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net Income	$9.2	$6.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	25.9	22.5
Deferred Tax Provision	4.9	2.5
Changes in Working Capital Items:
Accounts Receivable	13.5	6.5
Accrued Revenue	22.0	11.5
Gas Inventory	2.5	(5.0)
Accounts Payable	(9.3)	(10.5)
Taxes Refundable / Payable	(0.5)	8.1
Other Changes in Working Capital Items	(1.8)	4.3
Deferred Regulatory and Other Charges	3.6	8.8
Other, net	(8.1)	(5.3)

Cash Provided by Operating Activities	61.9	49.8

Investing Activities:
Property, Plant and Equipment Additions	(47.4)	(42.7)

Cash (Used in) Investing Activities	(47.4)	(42.7)

Financing Activities:
Repayment of Short-Term Debt, net	(63.8)	(1.4)
Repayment of Long-Term Debt, net	(0.3)	(0.3)
Net Increase (Decrease) in Gas Inventory Financing	(1.8)	5.1
Dividends Paid	(12.4)	(11.4)
Proceeds from Issuance of Common Stock, net	66.5	0.7
Other, net	(0.7)	(0.8)

Cash (Used in) Financing Activities	(12.5)	(8.1)

Net Increase (Decrease) in Cash	2.0	(1.0)
Cash at Beginning of Period	7.5	8.9

Cash at End of Period	$9.5	$7.9

Supplemental Cash Flow Information:
Interest Paid	$13.5	$13.8
Income Taxes Paid (Refunded)	$0.7	$(7.3)

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

The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (SEC) on February 1, 2012, for a description of the Company’s Basis of Presentation.

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

As of September 30, 2012, September 30, 2011 and December 31, 2011, the Company had 2.1 billion, 1.7 billion and 1.6 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount Offset in Regulatory Assets(1), as of:
		Fair Value
(millions) Description	Balance Sheet Location	September 30, 2012	September 30, 2011	December 31, 2011
Natural Gas Futures Contracts	Other Current Liabilities	$1.0	$1.2	$1.7

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.2	0.3	0.6

Total		$1.2	$1.5	$2.3

(1)	The current portion of Regulatory Assets is recorded as Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2012	2011	2012	2011
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$(0.3)	$0.9	$1.1	$1.5
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(2):
Purchased Gas	$—	$—	$2.2	$1.0

(2)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of September 30, 2012, September 30, 2011 and December 31, 2011, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

	September 30,		December 31,
	2012	2011	2011
Allowance for Doubtful Accounts	$2.7	$2.5	$2.3

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Recently Issued Pronouncements – There are no recently issued pronouncements applicable to the Company that have not already been adopted.

NOTE 2 – COMMON DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
9/19/12	11/15/12	11/01/12	$0.345
6/6/12	08/15/12	08/01/12	$0.345
03/22/12	05/15/12	05/01/12	$0.345
01/17/12	02/15/12	02/01/12	$0.345

09/21/11	11/15/11	11/01/11	$0.345
06/16/11	08/15/11	08/01/11	$0.345
03/24/11	05/16/11	05/02/11	$0.345
01/18/11	02/15/11	02/01/11	$0.345

As of September 30, 2012, September 30, 2011 and December 31, 2011, the Company had $4.8 million, $3.8 million and $0.0 million, respectively, of common dividends payable recorded in Other Current Liabilities on its unaudited Consolidated Balance Sheets.

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

The Company had 13,769,376, 10,944,675 and 10,954,065 of common shares outstanding at September 30, 2012, September 30, 2011 and December 31, 2011, respectively.

Unitil Corporation Common Stock Offering – On May 16, 2012, the Company issued and sold 2,760,000 shares of its common stock at a price of $25.25 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering were approximately $65.7 million and were used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2012, the Company sold 30,490 shares of its common stock, at an average price of $26.70 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) Plan resulting in net proceeds of approximately $814,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan – The Company maintains the Unitil Corporation Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors from the Company’s, its subsidiaries’ and its affiliates’ employees, directors and consultants to receive an award of shares of Company common stock, including restricted shares (RS), or of restricted stock units (RSU). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

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

On February 3, 2012, 25,600 restricted shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of $720,896. There were 53,942 and 52,362 non-vested shares under the Stock Plan as of September 30, 2012 and 2011, respectively. The weighted average grant date fair value of these shares was $24.67 and $22.21, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.6 years. There were 779 restricted shares forfeited and there were no cancellations under the Stock Plan during the nine months ended September 30, 2012.

There were no RSUs issued under the Stock Plan during the nine months ended September 30, 2012. On October 1, 2012, there were 5,470 fully-vested RSUs issued to members of the Company’s Board of Directors. These restricted stock units will earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The restricted stock units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the restricted stock units.

Preferred Stock

Details on preferred stock at September 30, 2012, September 30, 2011 and December 31, 2011 are shown below:

	September 30,		December 31,
	2012	2011	2011
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	0.8	0.8	0.8
8.00% Series, $100 Par Value	1.0	1.0	1.0

Total Preferred Stock	$2.0	$2.0	$2.0

Shares Outstanding	September 30,		December 31,
	2012	2011	2011
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	2,250	2,250	2,250
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	7,823	7,861	7,861
8.00% Series, $100 Par Value	9,654	9,696	9,696

There were $0.1 million and $0.1 million of total dividends declared on Preferred Stock in the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at September 30, 2012, September 30, 2011 and December 31, 2011 are shown below ($ Millions):

	September 30,		December 31,
	2012	2011	2011
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	3.0	3.5	3.3

Total Long-Term Debt	288.0	288.5	288.3
Less: Current Portion	0.5	0.5	0.5

Total Long-term Debt, Less Current Portion	$287.5	$288.0	$287.8

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

(Millions)	September 30,		December 31,
	2012	2011	2011
Estimated Fair Value of Long-Term Debt	$343.6	$338.0	$338.7

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of September 30, 2012, September 30, 2011 and December 31, 2011:

	September 30,		December 31,
Revolving Credit Facility (millions)	2012	2011	2011
Limit	$60.0	$80.0	$115.0
Outstanding	$24.1	$65.4	$87.9
Available	$35.9	$14.6	$27.1

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of September 30, 2012, September 30, 2011 and December 31, 2011, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $10.6 million, $13.0 million and $14.9 million outstanding at September 30, 2012, September 30, 2011 and December 31, 2011, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2012 and payable in October 2012 that were recorded in Accounts Payable at September 30, 2012. There were no amounts of natural gas inventory released in September 2011 and payable in October 2011 that were recorded in Accounts Payable at September 30, 2011. The amount of natural gas inventory released in December 2011, which was payable in January 2012, is $2.5 million and recorded in Accounts Payable at December 31, 2011.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2012, there were approximately $20.6 million of guarantees outstanding and the longest term guarantee extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2012, the principal amount outstanding for the 8% Unitil Realty notes was $3.0 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2012 and September 30, 2011 (Millions):

Three Months Ended September 30, 2012	Electric	Gas	Other	Non-Regulated	Total
Revenues	$49.5	$20.3	$—	$1.5	$71.3
Segment Profit (Loss)	2.5	(2.4)	—	0.4	0.5
Capital Expenditures	6.1	16.8	0.6	—	23.5

Three Months Ended September 30, 2011
Revenues	$50.5	$21.2	$—	$1.5	$73.2
Segment Profit (Loss)	2.3	(4.2)	(0.1)	0.4	(1.6)
Capital Expenditures	6.7	9.9	1.0	—	17.6

Nine Months Ended September 30, 2012
Revenues	$143.0	$107.2	$—	$4.1	$254.3
Segment Profit	5.1	3.0	—	1.0	9.1
Capital Expenditures	15.5	29.9	2.0	—	47.4
Segment Assets	377.9	394.1	5.8	6.2	784.0

Nine Months Ended September 30, 2011
Revenues	$141.6	$112.3	$—	$4.2	$258.1
Segment Profit (Loss)	5.6	(0.4)	(0.2)	1.3	6.3
Capital Expenditures	16.5	23.9	2.3	—	42.7
Segment Assets	368.9	367.5	6.4	5.9	748.7

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

Granite State – Increase in Base Rates Filed – Granite State has in place a FERC approved rate settlement agreement under which it is permitted to file incremental annual rate adjustment filings to recover the revenue requirements for certain specified future capital cost additions to transmission plant projects totaling up to $11.4 million. Of the $11.4 million, $1.6 million has been expended and is being recovered in the 2011 approved rates. On June 29, 2012, Granite State submitted to the FERC an incremental annual rate adjustment filing of $0.3 million due to capital costs additions of $2.4 million, with rates effective August 1, 2012. On July 27 the FERC accepted the tariffs as proposed.

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

Northern Utilities – Increase in Base Rates Approved, Settlement Reached – In May 2011, Northern Utilities filed two separate rate cases with the NHPUC and Maine Public Utilities Commission (MPUC) requesting approval to increase its natural gas distribution base rates in New Hampshire and Maine, respectively. The Maine rate case was settled with the Office of Public Advocate and approved by the MPUC in November 2011. It provided for a $7.8 million permanent increase in annual distribution revenue for Northern Utilities’ Maine operations, effective January 1, 2012, and an additional permanent increase in annual distribution revenue of $0.85 million to recover the costs of 2011 cast iron pipe replacement capital spending effective May 1, 2012. The settlement precludes Northern Utilities from filing for a new base rate increase with an effective date prior to January 1, 2014.

On March 22, 2012, Northern Utilities, the Staff of the NHPUC and the Office of Consumer Advocate agreed to a settlement agreement providing for a $3.7 million permanent increase in annual revenues, effective May 1, 2012. The NHPUC issued an order approving the settlement agreement on April 24, 2012. Permanent rates were reconciled back to August 1, 2011.

Fitchburg – Electric Operations – On November 30, 2011, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing includes the reconciliation of costs and revenues for a number of surcharges and cost factors which are under individual review in separate proceedings before the MDPU, including the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, Net Metering Recovery Surcharge, Attorney General Consultant Expense Factor and Revenue Decoupling Adjustment Factor. The rates were approved effective January 1, 2012, subject to reconciliation pending investigation by the MDPU. This matter, as well as Fitchburg’s 2009 and 2010 annual reconciliation filings, was approved by Order on April 25, 2012.

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

Unitil Energy – 2011 Storm Costs – On December 16, 2011, Unitil Energy filed a petition with the NHPUC to increase its storm recovery adjustment factor effective May 1, 2012. The increase would allow the Company to recover the approximately $4.4 million of costs of repairing damage to its electrical system resulting from the August 2011 Tropical Storm Irene and the October 2011 snow storm. The NHPUC Staff audited the costs and filed a memorandum with the NHPUC recommending that the costs be recovered by the Company over a five year period with carrying costs of 4.52%, subject to a full reconciliation of all costs recovered. The Company accepted the Staff recommendation. On April 24, 2012, the NHPUC issued an order approving the recommendation of the Staff.

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

As a result of this metering issue, which was discovered in February 2011, certain other customers in the Company’s service areas were under-billed from October 2004 through January 2011 for supply-related charges. Accordingly, the Company requested authorization from the NHPUC to adjust reconciling account balances and process the billing correction. A settlement agreement between Unitil Energy, the Office of Consumer Advocate and the NHPUC Staff has been filed with the NHPUC. The settlement provides for recovery by the Company from its under-billed customers of approximately $1.4 million of the amount it had reimbursed the large customer. The settlement is pending approval before the NHPUC.

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

Unitil Corporation – FERC Audit – On November 3, 2011, the FERC commenced an audit of Unitil Corporation, including its associated service company and its electric and natural gas distribution companies. Among other requirements, the audit will evaluate the Company’s compliance with: i) cross-subsidization restrictions on affiliate transactions; ii) regulations under the Energy Policy Act of 2005; and the iii) uniform system of accounts for centralized service companies. The Company expects the final audit report will be issued in the fourth quarter of 2012.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations including laws and regulations related to pipeline safety. The Company believes it is in substantial compliance with applicable environmental, health and safety laws and regulations, and the Company believes that as of September 30, 2012, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, there can be no assurance that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increased stringent federal, state or local environmental health and safety laws and regulations, could result in increased compliance costs that we cannot currently quantify and that affect our operations.

Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts, including alternatives for re-use of the site. Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheet at September 30, 2012 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs. Fitchburg had filed suit against several of its former insurance carriers seeking coverage for past and future environmental response costs at the site. In January 2011, Fitchburg settled with the remaining insurance carriers for approximately $2.0 million and received these payments in the first quarter of 2011. Any recovery that Fitchburg receives from insurance or third-parties with respect to environmental response costs, net of the unrecovered costs associated therewith, are shared equally between Fitchburg and its gas customers.

Also included in Environmental Obligations on the Company’s Consolidated Balance Sheet at September 30, 2012 are accrued liabilities totaling $2.5 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $0.3 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2012 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

The Company filed its tax returns for the year ended December 31, 2011 with the Internal Revenue Service (IRS) in September 2012 in which it recognized a net operating loss (NOL) of $12.4 million for income tax purposes principally due to bonus depreciation deductions allowed in the period. In total for tax periods ended before December 31, 2011, the Company has generated federal and state NOL carryforward assets for income tax purposes of $9.3 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, for periods ended before December 31, 2011, the Company had $1.5 million of Alternative Minimum Tax (AMT) credit carryforwards to offset future taxes payable indefinitely.

According to Internal Revenue Code rules, NOL refunds in excess of $2.0 million fall under the jurisdiction of the Joint Committee of Congress (Joint Committee) and are subject to review by the IRS and attorneys of the Joint Committee. As a result, the Company, on April 1, 2011, received notice that its federal income tax return filing for the year ended December 31, 2009 would be under examination by the IRS. The IRS has performed all fieldwork procedures and the Company and the IRS have entered into a settlement, pending approval of the Joint Committee, for certain timing items, originally reported in 2009, to be deducted in future periods. The result of the settlement agreement did not have a material impact on the Company’s consolidated financial position or results of operations. The settlement has been submitted to the Joint Committee where approval is pending.

The Company evaluated its tax positions at December 31, 2011 and for the current interim reporting period ended September 30, 2012 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2010; and December 31, 2011.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2012	2011
Used to Determine Plan Costs
Discount Rate	4.60%	5.35%
Rate of Compensation Increase	3.00%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	6.50%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service Cost	$807	$735	$517	$479	$72	$71
Interest Cost	1,158	1,171	576	570	53	57
Expected Return on Plan Assets	(1,347)	(1,210)	(174)	(204)	—	—
Prior Service Cost Amortization	47	62	432	432	3	3
Transition Obligation Amortization	—	—	5	5	—	—
Actuarial Loss Amortization	904	783	32	—	16	19

Sub-total	1,569	1,541	1,388	1,282	144	150
Amounts Capitalized and Deferred	(703)	(874)	(571)	(683)	—	—

Net Periodic Benefit Cost Recognized	$866	$667	$817	$599	$144	$150

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service Cost	$2,420	$2,206	$1,550	$1,438	$217	$214
Interest Cost	3,475	3,513	1,727	1,709	158	170
Expected Return on Plan Assets	(4,042)	(3,630)	(521)	(613)	—	—
Prior Service Cost Amortization	141	187	1,296	1,296	9	8
Transition Obligation Amortization	—	—	16	16	—	—
Actuarial Loss Amortization	2,712	2,349	97	—	47	59

Sub-total	4,706	4,625	4,165	3,846	431	451
Amounts Capitalized and Deferred	(1,984)	(2,055)	(1,551)	(1,317)	—	—

Net Periodic Benefit Cost Recognized	$2,722	$2,570	$2,614	$2,529	$431	$451

Employer Contributions

As of September 30, 2012, the Company had made $9.4 million of contributions to its Pension Plan in 2012. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2012 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

As of September 30, 2012, the Company had made $2.2 million and $40,000 of contributions to the PBOP Plan and the SERP, respectively, in 2012. The Company presently anticipates contributing an additional $13,000 to the SERP in 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2012 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended September 30, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/12 – 7/31/12	—	—	—	$194,520
8/1/12 – 8/31/12	—	—	—	$194,520
9/1/12 – 9/30/12	228	$26.27	228	$188,531

Total	228		228

(1)	All purchases were made pursuant to the Company’s 2012 Trading Plan (as defined below).
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

On October 24, 2012, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2012. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
10.1	Employment Agreement between Unitil Corporation and Robert G. Schoenberger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2012.

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 24, 2012 Announcing Earnings For the Quarter Ended September 30, 2012.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 24, 2012	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 24, 2012	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
10.1	Employment Agreement between Unitil Corporation and Robert G. Schoenberger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2012.

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 24, 2012 Announcing Earnings For the Quarter Ended September 30, 2012.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith