Form 10-Q
period 2013-03-31
UNITIL CORP
filed 2013-04-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, no par value	13,813,228 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2013

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

Unitil had an investment in Net Utility Plant of $608.3 million at March 31, 2013. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to transmission plant projects. In June, Granite State will submit to the FERC its next incremental annual rate adjustment with rates to be effective August 1, 2013.

Unitil Energy – Base Rates – On April 26, 2011, the New Hampshire Public Utilities Commission (NHPUC) approved a rate settlement with a permanent increase of $5.2 million in annual revenue effective July 1, 2010, and an additional increase of $5.0 million in annual revenue effective May 1, 2011. The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with step increases in annual revenue on May 1, 2012, May 1, 2013 and May 1, 2014, to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012. On February 28, 2013, Unitil Energy filed its second step increase of $2.8 million for effect on May 1, 2013, including rate increases to recover the increased spending for its vegetation management and reliability enhancement programs. This matter remains pending.

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed two separate rate cases, with the NHPUC and Maine Public Utilities Commission (MPUC), requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern’s infrastructure replacements and safety and reliability improvements to the natural gas distribution system while avoiding the need to file general rate cases prior to April 2017. In addition, Northern has requested temporary rates in New Hampshire to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2014.

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

On August 1, 2011, the MDPU issued an order approving revenue decoupling mechanisms (RDM) for the electric and natural gas divisions of Fitchburg. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts, to which RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as an increase or a decrease in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively. As a result, the sales margins resulting from those sales are no longer sensitive to weather and economic factors. The Company’s other electric and natural gas distribution utilities are not subject to RDM.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2013 and March 31, 2012 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Earnings) were $10.8 million for the first quarter of 2013, an increase of $1.8 million, or 20.0%, over the first quarter of 2012. Earnings per common share (EPS) were $0.79 for the first quarter of 2013, compared to $0.83 per share in the first quarter of 2012. The 2013 first quarter EPS reflects the higher number of average shares outstanding period over period. The Company’s results for the first quarter of 2013 as compared to the same period in 2012 reflect higher electric and gas sales margins and lower borrowing costs, partially offset by higher operating costs.

Natural gas sales margin was $30.5 million in the three months ended March 31, 2013, an increase of $3.2 million, or 11.7%, compared to the same period in 2012. In the first quarter of 2013, natural gas sales margin was positively affected by higher therm unit sales and higher distribution base rates. Therm sales of natural gas increased 12.3% in the three months ended March 31, 2013 compared to the same period in 2012, principally driven by the effect of colder winter weather and customer growth in the first quarter of 2013 compared to 2012. Based on weather data collected in the Company’s service areas, there were 10% more Heating Degree Days in the first quarter of 2013 compared to the same period in 2012. Weather-normalized gas therm sales (excluding decoupled sales) are estimated to 6.6% higher in the first quarter of 2013 compared to the same period in 2012, reflecting healthy customer growth. Approximately 11.0% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margin.

Electric sales margin was $18.4 million in the three months ended March 31, 2013, an increase of $2.3 million, or 14.3%, compared to the same period in 2012, reflecting higher electric kilowatt-hour (kWh) sales and higher distribution base rates. Electric sales margin in 2013 also reflects higher recovery of $0.9 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.3 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in expenses. Electric kWh sales increased 2.7% compared to the first quarter of 2012, principally driven by the effect of colder winter weather and customer growth in the first quarter of 2013 compared to 2012. Weather-normalized kWh sales (excluding decoupled sales) are estimated to be 1.7% higher in the first quarter of 2013 compared to the same period in 2012. Approximately 27.0% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins.

Operation and Maintenance (O&M) expenses increased $1.9 million in the three months ended March 31, 2013 compared to the same period in 2012. The increase in O&M expenses in the first quarter of 2013 compared to the same period in 2012 reflects higher utility operating costs of $1.1 million, higher professional fees and insurance claims expenses of $1.0 million and a decrease in all other operating costs, net of $0.2 million. The increase in utility operating costs in the first quarter of 2013 compared to same period in 2012 includes an increase of $0.9 million in new spending on vegetation management and electric reliability enhancement programs which is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Depreciation and Amortization expense increased $1.1 million in the three months ended March 31, 2013 compared to the same period in 2012, reflecting higher depreciation on normal utility plant additions of $0.6 million, higher amortization of major storm restoration costs of $0.3 million and an increase in all other amortization of $0.2 million.

Local Property and Other Taxes increased by $0.1 million in the three months ended March 31, 2013 compared to the same period in 2012, reflecting higher property taxes on higher levels of utility plant in service.

Interest Expense, net decreased $0.3 million in the three months ended March 31, 2013 compared to the same period in 2012, reflecting lower average rates and lower short-term borrowings.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.5 million in the first quarter of 2013, an increase of $0.2 million compared to the first quarter of 2012.

In 2012, Unitil’s annual common dividend was $1.38, continuing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2013 and March, 2013 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2013 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 12.3% in the three months ended March 31, 2013 compared to the same period in 2012, reflecting increases of 14.1% and 11.7% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s utility service territories was principally driven by the effect of colder winter weather in the first quarter of 2013 compared to 2012 and the addition of new Residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 10% more Heating Degree Days in the first quarter of 2013 compared to the same period in 2012. Weather-normalized gas therm sales (excluding decoupled sales) are estimated to be 6.6% higher in the first quarter of 2013 compared to the same period in 2012, reflecting healthy customer growth. Approximately 11.0% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margin. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total firm therm sales for the three months ended March 31, 2013 and 2012, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2013	2012	Change	% Change
Residential	19.4	17.0	2.4	14.1%
Commercial/Industrial	61.9	55.4	6.5	11.7%

Total	81.3	72.4	8.9	12.3%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2013 and 2012:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2013	2012	$ Change	% Change(1)
Gas Operating Revenues:
Residential	$29.4	$27.3	$2.1	3.3%
Commercial / Industrial	41.4	36.9	4.5	7.0%

Total Gas Operating Revenues	$70.8	$64.2	$6.6	10.3%

Cost of Gas Sales:
Purchased Gas	$39.7	$36.5	$3.2	5.0%
Conservation & Load Management	0.6	0.4	0.2	0.3%

Total Cost of Gas Sales	$40.3	$36.9	$3.4	5.3%

Gas Sales Margin	$30.5	$27.3	$3.2	5.0%

(1)	Represents change as a percent of Total Gas Operating Revenues.

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

Natural gas sales margin was $30.5 million in the three months ended March 31, 2013, an increase of $3.2 million compared to the same period in 2012. In the first quarter of 2013, natural gas sales margin was positively affected by higher therm unit sales, discussed above, and higher distribution base rates.

The increase in Total Gas Operating Revenues of $6.6 million in the first quarter of 2013 reflects higher gas sales margin of $3.2 million and higher costs of sales of $3.4 million, including higher Purchased Gas costs of $3.2 million and higher C&LM costs of $0.2 million, which are tracked costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2013, Unitil’s total electric kWh sales increased 2.7% compared to the first quarter of 2012. Sales to Residential and C&I customers increased 5.0% and 0.8%, respectively, in the first quarter of 2013 compared to the same period in 2012, principally driven by the effect of colder winter weather and customer growth in the first quarter of 2013 compared to 2012. As discussed above, based on weather data collected in the Company’s service areas, there were 10% more Heating Degree Days in the first quarter of 2013 compared to the same period in 2012. Weather-normalized kWh sales (excluding decoupled sales) are estimated to be 1.7% higher in the first quarter of 2013 compared to the same period in 2012. Approximately 27.0% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins. As discussed above, under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, will be recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and will no longer be dependent on sales volumes.

The following table details total kWh sales for the three months ended March 31, 2013 and 2012 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2013	2012	Change	% Change
Residential	188.4	179.4	9.0	5.0%
Commercial/Industrial	237.3	235.3	2.0	0.8%

Total	425.7	414.7	11.0	2.7%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2013 and 2012:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2013	2012	$ Change	% Change(1)
Electric Operating Revenues:
Residential	$26.2	$27.7	$(1.5)	(3.1%)
Commercial / Industrial	19.7	21.0	(1.3)	(2.7%)

Total Electric Operating Revenues	$45.9	$48.7	$(2.8)	(5.7%)

Cost of Electric Sales:
Purchased Electricity	$26.3	$31.1	$(4.8)	(9.9%)
Conservation & Load Management	1.2	1.5	(0.3)	(0.6%)

Total Cost of Electric Sales	$27.5	$32.6	$(5.1)	(10.5%)

Electric Sales Margin	$18.4	$16.1	$2.3	4.7%

(1)	Represents change as a percent of Total Electric Operating Revenues.

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

Electric sales margin was $18.4 million in the three months ended March 31, 2013, an increase of $2.3 million compared to the same period in 2012, reflecting higher electric kWh sales, discussed above, and higher distribution base rates. As discussed previously, electric sales margin in 2013 also reflects higher recovery of $0.9 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.3 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in expenses.

The decrease in Total Electric Operating Revenues of $2.8 million in the first quarter of 2013 reflects higher electric sales margin of $2.3 million offset by lower costs of sales of $5.1 million, including lower Purchased Electricity costs of $4.8 million and lower C&LM costs of $0.3 million, which are tracked costs that are passed through directly to customers.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2013 and 2012:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Other	$1.5	$1.3	$0.2	15.4%

Total Other Operating Revenue	$1.5	$1.3	$0.2	15.4%

Total Other Operating Revenue, which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, increased $0.2 million in the three month period ended March 31, 2013 compared to the same period in 2012. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas increased $3.2 million, or 8.8%, in the three month period ended March 31, 2013 compared to the same period in 2012. The increase in Purchased Gas reflects higher therm sales of natural gas partially offset by lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Gas through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $4.8 million, or 15.4%, in the three month period ended March 31, 2013 compared to the same period in 2012, reflecting lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher kWh sales. The Company recovers the approved costs of Purchased Electricity through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. O&M expenses increased $1.9 million in the three months ended March 31, 2013 compared to the same period in 2012. The increase in O&M expenses in the first quarter of 2013 compared to the same period in 2012 reflects higher utility operating costs of $1.1 million, higher professional fees and insurance claims expenses of $1.0 million and a decrease in all other operating costs, net of $0.2 million. The increase in utility operating costs in the first quarter of 2013 compared to same period in 2012 includes an increase of $0.9 million in new spending on vegetation management and electric reliability enhancement programs which is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Conservation & Load Management – C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. In the first quarter of 2013, approximately 67% of these costs were related to electric operations and 33% to gas operations.

Total C&LM expenses decreased by $0.1 million in the three months ended March 31, 2013 compared to the same period in 2012. These costs are collected from customers on a fully reconciling basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased by $1.1 million, or 13.3%, in the three months ended March 31, 2013 compared to the same period in 2012, reflecting higher depreciation on normal utility plant additions of $0.6 million, higher amortization of major storm restoration costs of $0.3 million and an increase in all other amortization of $0.2 million.

Local Property and Other Taxes – Local Property and Other Taxes increased by $0.1 million, or 2.7%, in the three months ended March 31, 2013 compared to the same period in 2012, reflecting higher property taxes on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $1.1 million for the three months ended March 31, 2013 compared to the same period in 2012, reflecting higher pre-tax earnings in the current period.

Other Non-Operating Expenses

Other Non-operating Expenses in the three month period ended March 31, 2013 were flat compared to the same period in 2012.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2013	2012	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—
Short-term Debt	0.3	0.5	(0.2)
Regulatory Liabilities	—	—	—

Subtotal Interest Expense	5.4	5.6	(0.2)

Interest (Income)
Regulatory Assets	(0.7)	(0.6)	(0.1)
AFUDC and Other	(0.1)	(0.1)	—

Subtotal Interest (Income)	(0.8)	(0.7)	(0.1)

Total Interest Expense, Net	$4.6	$4.9	$(0.3)

Interest Expense, Net decreased $0.3 million in the three months ended March 31, 2013 compared to the same period in 2012, reflecting lower average rates and lower short-term borrowings.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At March 31, 2013, March 31, 2012 and December 31, 2012, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

Unitil has an unsecured revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the credit facility is $60 million, which the Company believes will be sufficient until its expected renewal.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as March 31, 2013, March 31, 2012 and December 31, 2012:

	Revolving Credit Facility (millions)
	March 31,		December 31,
	2013	2012	2012
Limit	$60.0	$115.0	$60.0
Outstanding	$32.6	$77.6	$49.4
Available	$27.4	$37.4	$10.6

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. At March 31, 2013, March 31, 2012 and December 31, 2012, the Company was in compliance with the financial covenants contained in the revolving credit agreement. (See also “Credit Arrangements” in Note 4.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2013, there were approximately $13.5 million of guarantees outstanding and the longest term guarantee extends through February 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $3.3 million, $6.3 million and $10.7 million outstanding at March 31, 2013, March 31, 2012 and December 31, 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2013 and payable in April 2013 is $1.7 million and is recorded in Accounts Payable at March 31, 2013. The amount of natural gas inventory released in March 2012 and payable in April 2012 is $0.3 million and is recorded in Accounts Payable at March 31, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.7 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2013 compared to the same period in 2012.

	Three Months Ended March 31,
	2013	2012
Cash Provided by Operating Activities	$40.8	$30.4

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $40.8 million in 2013, an increase of $10.4 million compared to 2012. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $25.6 million in 2013 compared to $22.6 million in 2012, representing an increase of $3.0 million. Working capital changes in Current Assets and Liabilities resulted in an $8.9 million net source of cash in 2013 compared to a $7.7 million net source of cash in 2012, representing an increase of $1.2 million. Deferred Regulatory and Other Charges resulted in a $2.9 million source of cash in 2013 compared to a $1.6 million source of cash in 2012. All Other, net operating activities resulted in a source of cash of $3.4 million in 2013 compared to a use of cash of ($1.5) million in 2012.

	Three Months Ended March 31,
	2013	2012
Cash (Used in) Investing Activities	$(14.4)	$(9.1)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($14.4) million for 2013 compared to ($9.1) million in 2012. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Three Months Ended March 31,
	2013	2012
Cash (Used in) Financing Activities	$(28.7)	$(20.6)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($28.7) million in 2013 compared to ($20.6) million in 2012. In 2013, sources of cash came from common stock issued in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) Plan of $0.3 million. Uses of cash included net repayment of short-term debt of ($16.8) million, repayment of long-term debt of ($0.1) million, a decrease in exchange gas financing of ($7.2) million, regular quarterly dividend payments on common and preferred stock of ($4.8) million. All other financing activities resulted in a net use of cash of ($0.1) million.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 30, 2013.

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

	March 31,		December 31,
Regulatory Assets consist of the following (millions)	2013	2012	2012
Energy Supply Mechanisms	$8.7	$14.2	$8.5
Deferred Restructuring Costs	16.5	21.1	20.1
Retirement Benefit Obligations	62.4	55.1	62.5
Income Taxes	10.0	11.2	10.2
Environmental Obligations	16.7	17.1	16.8
Deferred Storm Charges	27.7	26.8	27.8
Regulatory Tracker Mechanisms	6.7	13.8	24.7
Other	10.0	10.9	12.0

Total Regulatory Assets	$158.7	$170.2	$182.6
Less: Current Portion of Regulatory Assets(1)	27.3	32.3	46.6

Regulatory Assets – noncurrent	$131.4	$137.9	$136.0

(1)	Reflects amounts included in Accrued Revenue on the Company’s unaudited Consolidated Balance Sheets.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2013, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below.

Refer to “Recently Issued Pronouncements in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2013, the Company and its subsidiaries had 472 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2013, a total of 156 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 44 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2013; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 35 union employees of Northern Utilities Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; and 38 union employees of Unitil Energy covered by a separate CBA which expires on May 31, 2018. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

In the fall of 2012, the Electric Systems Operators, which is a group of five employees of Unitil Service Corp., voted to be represented by a union. The company is currently in the process of negotiating the terms for a new collective bargaining agreement covering this group of five employees.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2013 and March 31, 2012 were 1.98% and 2.05%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2012 was 2.0%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating Revenues
Gas	$70.8	$64.2
Electric	45.9	48.7
Other	1.5	1.3

Total Operating Revenues	118.2	114.2

Operating Expenses
Purchased Gas	39.7	36.5
Purchased Electricity	26.3	31.1
Operation and Maintenance	15.3	13.4
Conservation & Load Management	1.8	1.9
Depreciation and Amortization	9.4	8.3
Provisions for Taxes:
Local Property and Other	3.8	3.7
Federal and State Income	6.4	5.3

Total Operating Expenses	102.7	100.2

Operating Income	15.5	14.0
Other Non-Operating Expense	0.1	0.1

Income Before Interest Expense	15.4	13.9
Interest Expense, Net	4.6	4.9

Net Income	10.8	9.0
Less: Dividends on Preferred Stock	—	—

Earnings Applicable to Common Shareholders	$10.8	$9.0

Weighted Average Common Shares Outstanding – Basic (000’s)	13,748	10,917
Weighted Average Common Shares Outstanding – Diluted (000’s)	13,750	10,921
Earnings Per Common Share (Basic and Diluted)	$0.79	$0.83

Dividends Declared Per Share of Common Stock	$0.69	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2013	2012	2012
ASSETS:

Utility Plant:
Electric	$359.6	$339.6	$356.9
Gas	429.7	390.0	424.4
Common	32.7	29.9	30.9
Construction Work in Progress	21.2	23.3	21.0

Total Utility Plant	843.2	782.8	833.2
Less: Accumulated Depreciation	234.9	222.7	232.0

Net Utility Plant	608.3	560.1	601.2

Current Assets:
Cash	7.5	8.2	9.8
Accounts Receivable, Net	60.7	47.9	45.9
Accrued Revenue	37.7	40.9	58.1
Exchange Gas Receivable	1.7	6.2	9.4
Gas Inventory	0.5	0.6	1.1
Materials and Supplies	4.6	3.9	4.1
Prepayments and Other	5.3	5.0	4.2

Total Current Assets	118.0	112.7	132.6

Noncurrent Assets:
Regulatory Assets	131.4	137.9	136.0
Other Noncurrent Assets	18.2	20.4	16.8

Total Noncurrent Assets	149.6	158.3	152.8

TOTAL	$875.9	$831.1	$886.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2013	2012	2012
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$262.3	$193.6	$260.4
Preferred Stock	0.2	2.0	0.2
Long-Term Debt, Less Current Portion	287.2	287.7	287.3

Total Capitalization	549.7	483.3	547.9

Current Liabilities:
Long-Term Debt, Current Portion	0.5	0.5	0.5
Accounts Payable	25.8	18.7	30.9
Short-Term Debt	32.6	77.6	49.4
Energy Supply Obligations	7.1	16.1	13.8
Current Deferred Income Taxes	4.9	3.9	13.4
Dividends Declared and Payable	4.8	3.8	—
Interest Payable	5.4	5.5	3.1
Other Current Liabilities	13.2	13.5	14.3

Total Current Liabilities	94.3	139.6	125.4

Noncurrent Liabilities:
Energy Supply Obligations	3.1	4.0	3.3
Noncurrent Deferred Income Taxes	52.5	48.2	38.7
Cost of Removal Obligations	53.0	47.9	51.4
Retirement Benefit Obligations	107.2	89.5	103.7
Environmental Obligations	13.8	14.5	13.8
Other Noncurrent Liabilities	2.3	4.1	2.4

Total Noncurrent Liabilities	231.9	208.2	213.3

TOTAL	$875.9	$831.1	$886.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net Income	$10.8	$9.0
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	9.4	8.3
Deferred Tax Provision	5.4	5.3
Changes in Working Capital Items:
Accounts Receivable	(14.8)	(3.7)
Accrued Revenue	20.4	13.3
Exchange Gas Receivable	7.7	7.3
Accounts Payable	(5.1)	(7.7)
Other Changes in Working Capital Items	0.7	(1.5)
Deferred Regulatory and Other Charges	2.9	1.6
Other, net	3.4	(1.5)

Cash Provided by Operating Activities	40.8	30.4

Investing Activities:
Property, Plant and Equipment Additions	(14.4)	(9.1)

Cash (Used in) Investing Activities	(14.4)	(9.1)

Financing Activities:
Repayment of Short-Term Debt, net	(16.8)	(10.3)
Repayment of Long-Term Debt	(0.1)	(0.1)
Net Decrease in Exchange Gas Financing	(7.2)	(6.5)
Dividends Paid	(4.8)	(3.8)
Proceeds from Issuance of Common Stock	0.3	0.3
Other, net	(0.1)	(0.2)

Cash (Used in) Financing Activities	(28.7)	(20.6)

Net Increase (Decrease) in Cash	(2.3)	0.7
Cash at Beginning of Period	9.8	7.5

Cash at End of Period	$7.5	$8.2

Supplemental Cash Flow Information:
Interest Paid	$2.9	$3.1
Income Taxes Paid	$0.8	$0.6
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.0	$0.7

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources). Usource Inc. and Usource L.L.C. are subsidiaries of Unitil Resources.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC) on January 30, 2013, for a description of the Company’s Basis of Presentation.

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2013, March 31, 2012 and December 31, 2012.

	March 31,		December 31,
Accrued Revenue ($millions)	2013	2012	2012
Regulatory Assets – Current	$27.3	$32.3	$46.6
Unbilled Revenues	10.4	8.6	11.5

Total Accrued Revenue	$37.7	$40.9	$58.1

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2013, March 31, 2012 and December 31, 2012, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $53.0 million, $47.9 million, and $51.4 million, respectively. Prior to December 31, 2012, the cost of removal amounts had been recorded in Accumulated Depreciation on the Consolidated Balance Sheets.

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2013, March 31, 2012 and December 31, 2012.

	March 31,		December 31,
Gas Inventory ($millions)	2013	2012	2012
Natural Gas	$—	$0.1	$0.6
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.2	0.1	0.1

Total Gas Inventory	$0.5	$0.6	$1.1

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. Prior to March 31, 2013, the exchange gas amounts had been recorded in Gas Inventory on the Company’s Consolidated Balance Sheets. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2013, March 31, 2012 and December 31, 2012.

	March 31,		December 31,
Exchange Gas Receivable ($millions)	2013	2012	2012
Northern Utilities	$1.5	$5.9	$8.7
Fitchburg	0.2	0.3	0.7

Total Exchange Gas Receivable	$1.7	$6.2	$9.4

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

Gas Inventory Obligation – Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

Power Supply Contract Divestitures – As a result of the restructuring of the utility industry in New Hampshire and Massachusetts, Unitil Energy’s and Fitchburg’s customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. The obligations related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (long-term portion).

Renewable Energy Portfolio Standards – Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically maintain accrued revenue for RPS compliance which is recorded in Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($millions)	2013	2012	2012
Current:
Exchange Gas Obligation	$1.5	$5.9	$8.7
Power Supply Contract Divestitures	0.9	6.7	0.9
Renewable Energy Portfolio Standards	4.7	3.5	4.2

Total Energy Supply Obligations – Current	$7.1	$16.1	$13.8
Long-Term:
Power Supply Contract Divestitures	$3.1	$4.0	$3.3

Total Energy Supply Obligations	$10.2	$20.1	$17.1

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

As of March 31, 2013, March 31, 2012 and December 31, 2012 the Company had 1.7 billion, 1.5 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

The tables below show derivatives, which are part of the regulatory approved hedging program, that are not designated as hedging instruments under FASB ASC 815-20. As discussed above, the change in fair value related to these derivatives is recorded initially as a regulatory asset or liability then reclassified into Purchased Gas in accordance with the recovery mechanism. The tables below include disclosure of the derivative assets and liabilities and the reclassifications from their corresponding regulatory liabilities and assets, respectively into Purchased Gas. The current and noncurrent portions of these regulatory assets are recorded as Accrued Revenue and Regulatory Assets, respectively, on the Company’s unaudited Consolidated Balance Sheets. The current and noncurrent portions of these regulatory liabilities are recorded as Other Current Liabilities and Other Noncurrent Liabilities, respectively on the Company’s unaudited Consolidated Balance Sheets.

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	March 31, 2013	March 31, 2012	December 31, 2012
Derivative Assets
Natural Gas Futures Contracts	Prepayments and Other	$0.5	$—	$—

Natural Gas Futures Contracts	Other Noncurrent Assets	—	—	—

Total Derivative Assets		$0.5	$—	$—

Derivative Liabilities
Natural Gas Futures Contracts	Other Current Liabilities	$—	$1.8	$0.7

Natural Gas Futures Contracts	Other Noncurrent Liabilities	—	0.2	—

Total Derivative Liabilities		$—	$2.0	$0.7

	Three Months Ended March 31,
(millions)	2013	2012
Amount of Loss (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures Contracts	$(0.3)	$1.3
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(1):
Purchased Gas	$0.9	$1.6

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of March 31, 2013, March 31, 2012 and December 31, 2012, which are included in Accounts Receivable, Net on the accompanying unaudited consolidated balance sheets, were as follows:

(Millions)	March 31,		December 31,
	2013	2012	2012
Allowance for Doubtful Accounts	$2.0	$2.6	$1.9

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

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. In accordance with the FASB Codification, the Company periodically assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known. Deferred income taxes are reflected as Current and Noncurrent Deferred Income Taxes on the Company’s Consolidated Balance Sheets based on the nature of the underlying timing item. Prior to December 31, 2012, deferred income taxes were reflected as a single amount on the Consolidated Balance Sheets.

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its unaudited consolidated financial statements.

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. Most significant has been the reclassification of cost of removal costs associated with asset retirements from Accumulated Depreciation to Cost of Removal Obligations, the reclassification of exchange gas amounts from Gas Inventory to Exchange Gas Receivable and the segregation of Deferred Income Taxes to current and noncurrent amounts on the Company’s Consolidated Balance Sheets, as discussed above in Utility Plant, Exchange Gas Receivable and Income Taxes, respectively.

Recently Issued Pronouncements – There are no recently issued pronouncements that the Company has not already adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

As shown in the table below, the Company declared two quarterly dividends on its common stock in the first quarter of 2013; one which was paid in the first quarter of 2013 and the other which is payable in the second quarter of 2013. The Company typically declares quarterly dividends twice in the first quarter, once in the second quarter and once in the third quarter.

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
03/28/13	05/15/13	05/01/13	$0.345
01/17/13	02/15/13	02/01/13	$0.345

09/19/12	11/15/12	11/01/12	$0.345
06/6/12	08/15/12	08/01/12	$0.345
03/22/12	05/15/12	05/01/12	$0.345
01/17/12	02/15/12	02/01/12	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,812,763, 10,989,389 and 13,780,601 shares of common stock outstanding at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

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

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2013, the Company sold 10,922 shares of its common stock, at an average price of $27.01 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $295,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On February 4, 2013, 21,240 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of $564,134. There were 53,480 and 57,638 non-vested shares under the Stock Plan as of March 31, 2013 and 2012, respectively. The weighted average grant date fair value of these shares was $25.99 and $24.68, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. There were no forfeitures or cancellations under the Stock Plan during the three months ended March 31, 2013.

There were no Restricted Stock Units issued under the Stock Plan during the three months ended March 31, 2013. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2013, March 31, 2012 and December 31, 2012 is less than $0.1 million, zero and less than $0.1 million, respectively, representing the fair value of liabilities associated with the portion of fully vested Restricted Stock Units that will be settled in cash.

Preferred Stock

Details on preferred stock at March 31, 2013, March 31, 2012 and December 31, 2012 are shown below:

(Amounts in Millions)

	March 31,		December 31,
	2013	2012	2012
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	—	0.8	—
8.00% Series, $100 Par Value	—	1.0	—

Total Preferred Stock	$0.2	$2.0	$0.2

There were 2,250 shares of Unitil Energy’s 6.00% Series Preferred Stock outstanding at March 31, 2013, March 31, 2012 and December 31, 2012.

There were 7,861 shares of Fitchburg’s 5.125% Series Preferred Stock and 9,696 shares of Fitchburg’s 8.00% Series Preferred Stock outstanding at March 31, 2012. On December 1, 2012, Fitchburg redeemed and retired the two outstanding issues of its Redeemable, Cumulative Preferred Stock. The 8.00% Series was redeemed at par (aggregate par value of $965,400). The 5.125% Series was redeemed at par plus a premium of 1.28% (aggregate value of $792,313). Fitchburg used operating cash to effect this transaction.

There was less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2013 and March 31, 2012, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at March 31, 2013, March 31, 2012 and December 31, 2012 are shown below ($ Millions):

	March 31,		December 31,
	2013	2012	2012
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	2.7	3.2	2.8

Total Long-Term Debt	287.7	288.2	287.8
Less: Current Portion	0.5	0.5	0.5

Total Long-term Debt, Less Current Portion	$287.2	$287.7	$287.3

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2013 is estimated to be approximately $344 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

Credit Arrangements

Unitil has an unsecured revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the credit facility is $60 million, which the Company believes will be sufficient until its expected renewal.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of March 31, 2013, March 31, 2012 and December 31, 2012:

	Revolving Credit Facility (millions)
	March 31,		December 31,
	2013	2012	2012
Limit	$60.0	$115.0	$60.0
Outstanding	$32.6	$77.6	$49.4
Available	$27.4	$37.4	$10.6

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of March 31, 2013, March 31, 2012 and December 31, 2012, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $3.3 million, $6.3 million and $10.7 million outstanding at March 31, 2013, March 31, 2012 and December 31, 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2013 and payable in April 2013 is $1.7 million and is recorded in Accounts Payable at March 31, 2013. The amount of natural gas inventory released in March 2012 and payable in April 2012 is $0.3 million and is recorded in Accounts Payable at March 31, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2013, there were approximately $13.5 million of guarantees outstanding and the longest term guarantee extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.7 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of March 31, 2013, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2013 and March 31, 2012:

Three Months Ended March 31, 2013 (Millions)	Electric	Gas	Other	Non- Regulated	Total
Revenues	$45.9	$70.8	$—	$1.5	$118.2
Segment Profit (Loss)	2.0	8.3	0.1	0.4	10.8
Identifiable Segment Assets	403.2	460.9	5.5	6.3	875.9
Capital Expenditures	7.0	6.9	0.5	—	14.4

Three Months Ended March 31, 2012 (Millions)
Revenues	$48.7	$64.2	$—	$1.3	$114.2
Segment Profit	1.2	7.6	(0.1)	0.3	9.0
Identifiable Segment Assets	392.2	426.2	6.2	6.5	831.1
Capital Expenditures	5.3	3.1	0.7	—	9.1

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

Regulatory Matters

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to transmission plant projects. In June, Granite State will submit to the FERC its next incremental annual rate adjustment with rates to be effective August 1, 2013.

Unitil Energy – Base Rates – On April 26, 2011, the New Hampshire Public Utilities Commission (NHPUC) approved a rate settlement with a permanent increase of $5.2 million in annual revenue effective July 1, 2010, and an additional increase of $5.0 million in annual revenue effective May 1, 2011. The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with step increases in annual revenue on May 1, 2012, May 1, 2013 and May 1, 2014, to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012. On February 28, 2013, Unitil Energy filed its second step increase of $2.8 million for effect on May 1, 2013, including rate increases to recover the increased spending for its vegetation management and reliability enhancement programs. This matter remains pending.

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed two separate rate cases, with the NHPUC and MPUC, requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern’s infrastructure replacements and safety and reliability improvements to the natural gas distribution system while avoiding the need to file general rate cases prior to April 2017. In addition, Northern has requested temporary rates in New Hampshire to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2014.

Major Storms – Fitchburg and Unitil Energy

Superstorm Sandy – On October 29-30, 2012, a severe storm struck the Eastern seaboard of the United States, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. Fitchburg and Unitil Energy incurred approximately $1.1 million and $2.7 million, respectively, in costs for the repair and replacement of electric distribution systems damaged during the storm, including $0.3 million and $0.4 million related to capital construction for Fitchburg and Unitil Energy, respectively. The amount and timing of the cost recovery of these storm restoration expenditures will be determined in future regulatory proceedings. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations. This matter remains pending.

Fitchburg – Storm Cost Deferral – On May 1, 2012 the MDPU approved Fitchburg’s request to defer $4.3 million of storm costs associated with two severe storms which occurred in 2011, and ordered that the issue of carrying charges would be addressed in the Company’s next base rate proceeding.

Unitil Energy – 2012 Storm Costs – On March 14, 2013, Unitil Energy filed a petition with the NHPUC to increase its storm recovery adjustment factor effective May 1, 2013, to recover approximately $2.3 million of costs to repair damage to its electrical system resulting from Superstorm Sandy. This matter remains pending.

Fitchburg – Electric Operations – On November 30, 2012, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing includes the reconciliation of costs and revenues for a number of surcharges and cost factors which are under individual review in separate proceedings before the MDPU, including the Pension/PBOP Adjustment, Residential Assistance Adjustment Factor, Net Metering Recovery Surcharge, Attorney General Consultant Expense Factor and Revenue Decoupling Adjustment Factor. The rates were approved effective January 1, 2013, subject to reconciliation pending investigation by the MDPU. This matter remains pending.

Fitchburg – Service Quality – On March 1, 2013, Fitchburg submitted its 2012 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. On March 29, 2013, the MDPU issued its order approving the 2011 Service Quality Report for Fitchburg’s gas division. The 2010-2012 Service Quality reports for Fitchburg’s electric division remain pending.

On December 11, 2012, the MDPU opened an investigation into the service quality provided by the gas and electric distribution companies in Massachusetts and the Service Quality guidelines currently in effect. The MDPU investigation will review existing and potential new reliability, safety, and customer satisfaction metrics; potential penalties for downed wire response; potential clean energy metrics; penalty provisions, including penalty offsets for superior performance in other metrics for poor performance on a different metric; and review of historic data for use in establishing service quality benchmarks. Fitchburg has been an active participant in this docket, which remains pending.

Fitchburg – Other – On February 5, 2013, there was a natural gas explosion in Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition or results of operations.

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in the Company’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU has opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of the Company’s bad debt, and the rate decisions in 2006 and 2007. The MDPU has set a procedural schedule providing for an evidentiary hearing in May 2013. This matter remains pending before the MDPU.

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

On August 3, 2012, the Governor of Massachusetts signed into law “An Act Relative to Competitively Priced Electricity in the Commonwealth”, which both increases electric distribution companies’ obligations to purchase renewable energy resources and the availability of net metering. This act also includes changes to the MDPU’s ratemaking procedures and authority for reviewing mergers and acquisitions for electric and gas distribution companies. With these changes, electric distribution companies are required to file rate schedules every five years, and gas distribution companies every ten years. The MDPU has also opened a proceeding, as mandated by the act, to establish a cost-based rate design for costs that are currently recovered from distribution customers through a reconciling factor.

On August 6, 2012, the Governor of Massachusetts also signed into law “An Act Relative to the Emergency Response of Public Utilities”, which establishes a new storm trust fund and requires that penalties levied by the MDPU for violations of its emergency preparedness rules be credited to customers.

Unitil Corporation – FERC Audit – On November 3, 2011, the FERC commenced an audit of Unitil Corporation, including its associated service company and its electric and natural gas distribution companies. Among other requirements, the audit evaluated the Company’s compliance with: i) cross-subsidization restrictions on affiliate transactions; ii) regulations under the Energy Policy Act of 2005; and the iii) uniform system of accounts for centralized service companies. The final audit report was issued on February 28, 2013 and the Company has submitted its plan to address the audit findings and implement the audit recommendations. The Company does not believe the audit findings have an impact on the Company’s financial condition or results of operations and expects to complete tasks associated with the audit recommendations in the second quarter of 2013.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil Corporation’s (the “Company”) Massachusetts based utility, Fitchburg Gas and Electric Light Company (Fitchburg), in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. As a result of this decision, the lawsuit would now proceed with only the twelve named plaintiffs seeking damages; however, the plaintiffs have appealed this decision to the Massachusetts Appeals Court. The Company continues to believe the suit is without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts, including alternatives for re-use of the site. Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheets at March 31, 2013 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

Northern Utilities Manufactured Gas Plant Sites – Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are currently underway. Additionally, Northern Utilities has executed an Option Agreement with New Yard, LLC which establishes conditions for finalizing a long-term lease on the property to redevelop the Portland site as a boat repair facility with lease proceeds being used to offset remediation costs. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at March 31, 2013 are accrued liabilities totaling $1.8 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $1.0 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at March 31, 2013 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

The Company evaluated its tax positions at March 31, 2013 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2010; and December 31, 2011.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 9 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2012 as filed with the SEC on January 30, 2013 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2013	2012
Used to Determine Plan Costs
Discount Rate	4.00%	4.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2013	2012	2013	2012	2013	2012
Service Cost	$893	$807	$631	$517	$18	$72
Interest Cost	1,142	1,158	612	576	60	53
Expected Return on Plan Assets	(1,489)	(1,347)	(180)	(174)	—	—
Prior Service Cost Amortization	52	47	425	432	3	3
Transition Obligation Amortization	—	—	—	5	—	—
Actuarial Loss Amortization	1,059	904	196	32	46	16

Sub-total	1,657	1,569	1,684	1,388	127	144
Amounts Capitalized and Deferred	(616)	(557)	(769)	(420)	—	—

Net Periodic Benefit Cost Recognized	$1,041	$1,012	$915	$968	$127	$144

Employer Contributions

As of March 31, 2013, the Company had not made any contributions to its Pension and PBOP Plans in 2013. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2013 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2013, the Company had made $13,000 of contributions to the SERP Plan in 2013. The Company presently anticipates contributing an additional $40,000 to the SERP Plan in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2013 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2012 as filed with the SEC on January 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended March 31, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
1/1/13 – 1/31/13	—	—	—	$33,258
2/1/13 – 2/28/13	—	—	—	$33,258
3/1/13 – 3/31/13	109	$27.33	109	$91,800

Total	109		109

(1)	All purchases were made pursuant to the Company’s 2012 Trading Plan (as defined below).
(2)

On March 22, 2012, the Company adopted a written trading plan under Rule 10b5-1 (the 2012 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the stock portion of its Directors’ annual retainer. On March 26, 2012, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2012 Trading Plan. The 2012 Trading Plan provides for the repurchase of up to $200,800 worth of shares of the Company’s common stock during its term. The 2012 Trading Plan became effective on March 22, 2012 and terminated on March 22, 2013 (that is, the 2012 Trading Plan terminated during the period covered by the table above).

(3)

On March 28, 2013, the Company adopted a new written trading plan under Rule 10b5-1 (the 2013 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the common stock portion of its Directors’ annual retainer. On March 29, 2013, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2013 Trading Plan. The 2013 Trading Plan provides for the repurchase of up to $91,800 worth of shares of the Company’s common stock during its term. The 2013 Trading Plan became effective on March 28, 2013 and will terminate on March 28, 2014. The Company may suspend or terminate the 2013 Trading Plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act or other applicable securities laws.

Item 5.	Other Information

On April 24, 2013, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2013. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 24, 2013 Announcing Earnings For the Quarter Ended March 31, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 24, 2013	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 24, 2013	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 24, 2013 Announcing Earnings For the Quarter Ended March 31, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith