Form 10-Q
period 2013-06-30
UNITIL CORP
filed 2013-07-24
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, No par value	13,822,660 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2013

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 101,700 electric customers and 73,700 natural gas customers in their service areas.

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

Unitil had an investment in Net Utility Plant of $625.4 million at June 30, 2013. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects. In June 2013, Granite State submitted to the FERC its next incremental annual rate adjustment, in the amount of $0.4 million, with rates to be effective August 1, 2013. A rate order from the FERC on this matter is expected in late July 2013.

Unitil Energy – Base Rates – On April 26, 2011, the New Hampshire Public Utilities Commission (NHPUC) approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012. Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund.

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed two separate rate cases, with the NHPUC and Maine Public Utilities Commission (MPUC), requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates in New Hampshire to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. These rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2014.

Fitchburg – Electric Base Rates Filed – In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to two severe storms in 2011, Tropical Storm Irene and the October snowstorm, and Superstorm Sandy in 2012. The filing includes a proposed modified revenue decoupling mechanism by means of either a capital cost adjustment mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposed major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review and approval with final rate orders expected in the second quarter of 2014.

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

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, in addition to earning a return on their capital investment in utility assets. As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, Unitil’s customers, with the exception of Northern Utilities’ residential customers, have the opportunity to purchase their electricity or natural gas supplies from third-party energy supply vendors. Most residential customers and smaller commercial customers, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

Fitchburg operates under a revenue decoupling mechanisms (RDM) for the electric and natural gas divisions in accordance with regulatory policy in Massachusetts. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company has recognized, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts, to which RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as an increase or a decrease in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively. As a result, the sales margins resulting from those sales are no longer sensitive to weather and economic factors. The Company’s other electric and natural gas distribution utilities are not subject to RDM.

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended June 30, 2013 and June 30, 2012 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Earnings Overview

The Company’s Earnings (Loss) Applicable to Common Shareholders was a net loss of ($0.1) million, or ($0.01) per share, for the second quarter of 2013, an improvement of $0.3 million, or $0.02 per share, compared to the second quarter of 2012. For the six months ended June 30, 2013, the Company reported Earnings of $10.7 million, a 24% increase over the same period in 2012. Earnings Per Share (EPS) for the six months ended June 30, 2013 were $0.78 compared to EPS of $0.74 for the same period of 2012. Results for the second quarter and year-to-date period were driven primarily by increases in natural gas and electric sales margins and lower borrowing costs, partially offset by higher utility operating costs.

Natural gas sales margins were $13.4 million and $43.9 million in the three and six months ended June 30, 2013, respectively, resulting in increases of $0.8 million and $4.0 million, respectively, compared to the same periods in 2012. Natural gas sales margins in the 2013 periods were positively affected by higher therm unit sales, a growing customer base and higher base distribution rates. Therm sales of natural gas increased 12.2% and 12.3% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012, driven by the effect of colder winter weather in 2013 compared to 2012 coupled with the strong growth in the number of new residential as well as new commercial and industrial (C&I) customers. Based on weather data collected in the Company’s service areas, there were 15% more Heating Degree Days in the first six months of 2013 compared to the same period in 2012. Weather-normalized gas therm sales (excluding decoupled sales) in the three and six month periods ended June 30, 2013 are estimated to be up about 3% and 5%, respectively, compared to the same periods in 2012. Approximately 11% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margins.

Electric sales margins were $17.9 million and $36.3 million in the three and six months ended June 30, 2013, respectively, resulting in increases of $0.4 million and $2.7 million, respectively, compared to the same periods in 2012. The increases in electric sales margins reflect higher electric kilowatt-hour (kWh) sales and higher base distribution rates. Electric sales margin in the six months ended June 30, 2013 also reflects higher recovery of $0.8 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.4 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in expenses, discussed below. Electric kWh sales increased 1.7% and 2.2% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012, principally driven by the effect of colder winter weather in 2013 compared to 2012 and the addition of new residential and C&I customers. Weather-normalized kWh sales (excluding decoupled sales) in the three and six month periods ended June 30, 2013 are estimated to be essentially flat and 1% higher, respectively, compared to the same periods in 2012. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins.

Operation and Maintenance (O&M) expenses increased $0.5 million and $2.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period of $0.5 million primarily reflects higher gas system maintenance costs. The increase in O&M expenses in the six month period of $2.4 million reflects higher vegetation management and electric reliability enhancement program costs of $0.8 million, higher gas and electric system maintenance costs of $0.8 million, higher professional fees and insurance claims expenses of $1.0 million and a decrease in all other O&M expenses, net of $0.2 million. The increase of $0.8 million in new spending on vegetation management and electric reliability enhancement programs in the first six months of 2013 compared to same period in 2012 is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Depreciation and Amortization expense increased $0.5 million and $1.6 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher depreciation on normal utility plant additions of $0.3 million, higher amortization of major storm restoration costs of $0.1 million and an increase in all other amortization of $0.1 million. The increase in the six month period reflects higher depreciation on normal utility plant additions of $0.9 million, higher amortization of major storm restoration costs of $0.4 million and an increase in all other amortization of $0.3 million.

Local Property and Other Taxes increased $0.1 million and $0.2 million in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes increased by $1.0 million for the six months ended June 30, 2013 compared to the same period in 2012, due to higher pre-tax earnings in 2013 compared to 2012.

In the three months ended June 30, 2013, Interest Expense, Net was relatively unchanged compared to the same period in 2012. Interest Expense, Net decreased $0.3 million in the six months ended June 30, 2013 compared to the same period in 2012, reflecting lower average rates and lower short-term borrowings.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.4 million and $2.9 million in the three and six month periods ended June 30, 2013, respectively, resulting in increases of $0.1 million and $0.3 million, respectively, compared to the same three and six-month periods in 2012. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

In 2012, Unitil’s annual common dividend was $1.38, continuing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2013, March 2013 and June 2013 meetings, the Unitil Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2013 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 12.2% and 12.3% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. Sales to residential customers increased 21.5% and 16.2%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012. Sales to C&I customers increased 10.2% and 11.2%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012. The increase in gas therm sales in the Company’s utility service areas was driven by the effect of colder winter weather in 2013 compared to 2012 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 15% more Heating Degree Days in the first six months of 2013 compared to the same period in 2012. Weather-normalized gas therm sales (excluding decoupled sales) in the three and six month periods ended June 30, 2013 are estimated to be up about 3% and 5%, respectively, compared to the same periods in 2012. Approximately 11% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

The following table details total firm therm sales for the three and six months ended June 30, 2013 and 2012, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Residential	7.9	6.5	1.4	21.5%	27.3	23.5	3.8	16.2%
Commercial / Industrial	33.4	30.3	3.1	10.2%	95.3	85.7	9.6	11.2%

Total	41.3	36.8	4.5	12.2%	122.6	109.2	13.4	12.3%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2013 and 2012:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$9.4	$9.6	$(0.2)	(0.9%)	$38.8	$36.9	$1.9	2.2%
Commercial / Industrial	12.7	13.1	(0.4)	(1.7%)	54.1	50.0	4.1	4.7%

Total Gas Operating Revenue	$22.1	$22.7	$(0.6)	(2.6%)	$92.9	$86.9	$6.0	6.9%

Cost of Gas Sales:
Purchased Gas	$8.1	$9.4	$(1.3)	(5.7%)	$47.8	$45.9	$1.9	2.2%
Conservation & Load Management	0.6	0.7	(0.1)	(0.4%)	1.2	1.1	0.1	0.1%

Total Cost of Gas Sales	$8.7	$10.1	$(1.4)	(6.1%)	$49.0	$47.0	$2.0	2.3%

Gas Sales Margin	$13.4	$12.6	$0.8	3.5%	$43.9	$39.9	$4.0	4.6%

(1)	Represents change as a percent of Total Gas Operating Revenue.

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

Natural gas sales margins were $13.4 million and $43.9 million in the three and six months ended June 30, 2013, respectively, resulting in increases of $0.8 million and $4.0 million, respectively, compared to the same periods in 2012. Natural gas sales margins in the 2013 periods were positively affected by higher therm unit sales, a growing customer base and higher base distribution rates.

The decrease in Total Gas Operating Revenues of $0.6 million in the second quarter of 2013 reflects lower costs of sales of $1.4 million, including lower Purchased Gas costs of $1.3 million and lower C&LM costs of $0.1 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas sales margin of $0.8 million.

The increase in Total Gas Operating Revenues of $6.0 million in the six months ended June 30, 2013 reflects higher gas sales margin of $4.0 million and higher costs of sales of $2.0 million, including higher Purchased Gas costs of $1.9 million and higher C&LM costs of $0.1 million, which are tracked costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales increased 1.7% and 2.2% in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. Sales to residential customers increased 4.4% and 4.7%, respectively, in the three and six months ended June 30, 2013 compared to the same periods in 2012. Sales to C&I customers in the second quarter of 2013 were relatively unchanged with the same period in 2012 while increasing 0.4% in the six months ended June 30, 2013 compared to the same period in 2012. The increase in kWh sales in the Company’s utility service areas was driven by the effect of colder winter weather in 2013 compared to 2012 coupled with the addition of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 15% more Heating Degree Days in the first six months of 2013 compared to the same period in 2012. Weather-normalized kWh sales (excluding decoupled sales) in the three and six month periods ended June 30, 2013 are estimated to be essentially flat and 1% higher, respectively, compared to the same periods in 2012. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

The following table details total kWh sales for the three and six months ended June 30, 2013 and 2012 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Residential	151.6	145.2	6.4	4.4%	340.0	324.6	15.4	4.7%
Commercial / Industrial	238.1	238.1	—	—	475.4	473.4	2.0	0.4%

Total	389.7	383.3	6.4	1.7%	815.4	798.0	17.4	2.2%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2013 and 2012:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$22.5	$23.4	$(0.9)	(2.0%)	$48.7	$51.1	$(2.4)	(2.5%)
Commercial / Industrial	20.4	21.4	(1.0)	(2.2%)	40.1	42.4	(2.3)	(2.5%)

Total Electric Operating Revenue	$42.9	$44.8	$(1.9)	(4.2%)	$88.8	$93.5	$(4.7)	(5.0%)

Cost of Electric Sales:
Purchased Electricity	$23.4	$25.7	$(2.3)	(5.1%)	$49.7	$56.8	$(7.1)	(7.6%)
Conservation & Load Management	1.6	1.6	—	—	2.8	3.1	(0.3)	(0.3%)

Total Cost of Electric Sales	$25.0	$27.3	$(2.3)	(5.1%)	$52.5	$59.9	$(7.4)	(7.9%)

Electric Sales Margin	$17.9	$17.5	$0.4	0.9%	$36.3	$33.6	$2.7	2.9%

(1)	Represents change as a percent of Total Electric Operating Revenue.

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

Electric sales margins were $17.9 million and $36.3 million in the three and six months ended June 30, 2013, respectively, resulting in increases of $0.4 million and $2.7 million, respectively, compared to the same periods in 2012. The increases in electric sales margins reflect higher electric kWh sales, discussed above, and higher base distribution rates. As discussed previously, electric sales margin in the six months ended June 30, 2013 also reflects higher recovery of $0.8 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.4 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in operating expenses.

The decrease in Total Electric Operating Revenues of $1.9 million in the second quarter of 2013 reflects higher electric sales margin of $0.4 million offset by lower cost of sales of $2.3 million, including lower Purchased Electricity costs of $2.3 million, which are tracked costs that are passed through directly to customers.

The decrease in Total Electric Operating Revenues of $4.7 million in the six months ended June 30, 2013 reflects higher electric sales margin of $2.7 million offset by lower cost of sales of $7.4 million, including lower Purchased Electricity costs of $7.1 million and lower C&LM costs of $0.3 million,, which are tracked costs that are passed through directly to customers.

Operating Revenue - Other

The following table details total Other Revenue for the three and six months ended June 30, 2013 and 2012:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Other	$1.4	$1.3	$0.1	7.7%	$2.9	$2.6	$0.3	11.5%

Total Other Revenue	$1.4	$1.3	$0.1	7.7%	$2.9	$2.6	$0.3	11.5%

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues increased $0.1 million and $0.3 million in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource does not take title to the energy but solicits energy bids from qualified competitive energy suppliers on behalf of its clients. Usource’s revenues reflect fees that it charges for its services, which are paid by the transacting supplier, typically over the term of the energy contract.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $1.3 million, or 13.8%, in the three month period ended June 30, 2013, respectively, compared to the same period in 2012, reflecting lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by an increase in therm sales of natural gas compared to the prior period. Purchased Gas increased $1.9 million, or 4.1%, in the six month period ended June 30, 2013, respectively, compared to the same period in 2012, reflecting higher therm sales of natural gas partially offset by lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved costs of Purchased Gas through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity decreased $2.3 million, or 9.0%, and $7.1 million, or 12.5%, in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases reflect lower wholesale electricity prices partially offset by higher kWh sales. The Company recovers the approved costs of Purchased Electricity through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $0.5 million and $2.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period of $0.5 million primarily reflects higher gas system maintenance costs. The increase in O&M expenses in the six month period of $2.4 million reflects higher vegetation management and electric reliability enhancement program costs of $0.8 million, higher gas and electric system maintenance costs of $0.8 million, higher professional fees and insurance claims expenses of $1.0 million and a decrease in all other O&M expenses, net of $0.2 million. The increase of $0.8 million in new spending on vegetation management and electric reliability enhancement programs in the first six months of 2013 compared to same period in 2012 is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Conservation & Load Management – C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. In the second quarter of 2013, approximately 73% of these costs were related to electric operations and 27% to gas operations.

Total C&LM expenses decreased $0.1 million, or 4.4% and $0.2 million, or 4.8%, in the three and six month periods ended June 30, 2013 compared to the same periods in 2012. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.5 million, or 5.8%, and $1.6 million, or 9.4%, in the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher depreciation on normal utility plant additions of $0.3 million, higher amortization of major storm restoration costs of $0.1 million and an increase in all other amortization of $0.1 million. The increase in the six month period reflects higher depreciation on normal utility plant additions of $0.9 million, higher amortization of major storm restoration costs of $0.4 million and an increase in all other amortization of $0.3 million.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.1 million, or 2.9%, and $0.2 million, or 2.8%, in the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $1.0 million for the six months ended June 30, 2013 compared to the same period in 2012, due to higher pre-tax earnings in 2013 compared to 2012.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses increased $0.1 million each of the three and six month periods ended June 30, 2013 compared to the same periods in 2012.

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

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$10.1	$10.1	$—
Short-term Debt	0.2	0.4	(0.2)	0.6	0.9	(0.3)
Regulatory Liabilities	0.1	0.1	—	0.1	0.1	—

Subtotal Interest Expense	5.4	5.6	(0.2)	10.8	11.1	(0.3)

Interest (Income)
Regulatory Assets	(0.6)	(0.8)	0.2	(1.3)	(1.3)	—
AFUDC(1) and Other	(0.2)	(0.2)	—	(0.3)	(0.3)	—

Subtotal Interest (Income)	(0.8)	(1.0)	0.2	(1.6)	(1.6)	—

Total Interest Expense, Net	$4.6	$4.6	$—	$9.2	$9.5	$(0.3)

(1)	AFUDC – Allowance for Funds Used During Construction.

In the three months ended June 30, 2013, Interest Expense, Net was relatively unchanged compared to the same period in 2012. Interest Expense, Net decreased $0.3 million in the six months ended June 30, 2013 compared to the same period in 2012, lower average rates and lower short-term borrowings.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At June 30, 2013, June 30, 2012 and December 31, 2012, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

Unitil has an unsecured revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the credit facility is currently $60 million, which the Company believes will be sufficient until its expected renewal.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as June 30, 2013, June 30, 2012 and December 31, 2012:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2013	2012	2012
Limit	$60.0	$115.0	$60.0
Outstanding	$24.5	$5.0	$49.4
Available	$35.5	$110.0	$10.6

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. At June 30, 2013, June 30, 2012 and December 31, 2012, the Company was in compliance with the financial covenants contained in the revolving credit agreement. (See also “Credit Arrangements” in Note 4.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2013, there were approximately $13.5 million of guarantees outstanding and the longest term guarantee extends through February 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $7.2 million, $8.0 million and $10.7 million outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2013 and payable in July 2013 is $0.1 million and is recorded in Accounts Payable at June 30, 2013. There were no amounts of natural gas inventory released in June 2012 and payable in July 2012 that were recorded in Accounts Payable at June 30, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.6 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of June 30, 2013, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2013 compared to the same period in 2012.

	Six Months Ended June 30,
	2013	2012
Cash Provided by Operating Activities	$70.3	$52.9

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $70.3 million in 2013, an increase of $17.4 million compared to 2012. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $35.1 million in 2013 compared to $31.0 million in 2012, representing an increase of $4.1 million. Working capital changes in Current Assets and Liabilities resulted in a $22.8 million net source of cash in 2013 compared to a $18.9 million net source of cash in 2012, representing an increase of $3.9 million. Deferred Regulatory and Other Charges resulted in a $7.6 million source of cash in 2013 compared to a $4.1 million source of cash in 2012. All Other, net operating activities resulted in a source of cash of $4.8 million in 2013 compared to a use of cash of ($1.1) million in 2012.

	Six Months Ended June 30,
	2013	2012
Cash (Used in) Investing Activities	$(37.0)	$(23.9)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($37.0) million for 2013 compared to ($23.9) million in 2012. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Six Months Ended June 30,
	2013	2012
Cash (Used in) Financing Activities	$(36.0)	$(29.7)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($36.0) million in 2013 compared to ($29.7) million in 2012. In 2013, sources of cash came from common stock issued in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) Plan of $0.6 million. Uses of cash included net repayment of short-term debt of ($24.9) million, repayment of long-term debt of ($0.2) million, a decrease in exchange gas financing of ($1.6) million, regular quarterly dividend payments on common and preferred stock of ($9.5) million. All other financing activities resulted in a net use of cash of ($0.4) million.

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

The Company’s principal regulatory assets and liabilities are included on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets and Liabilities is provided in Note 1 thereto. The Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements.

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

On August 1, 2011, the MDPU issued an order approving revenue decoupling mechanisms (RDM) for the electric and natural gas divisions of Fitchburg. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company has recognized, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts, to which RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as an increase or a decrease in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company’s other electric and natural gas distribution utilities are not subject to RDM.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2013, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited Consolidated Financial Statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2013, the Company and its subsidiaries had 477 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2013, a total of 156 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 44 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 31 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 38 union employees of Northern Utilities Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; and 38 union employees of Unitil Energy covered by a separate CBA which expires on May 31, 2018. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

In the fall of 2012, the Electric Systems Operators, which is a group of five employees of Unitil Service Corp., voted to be represented by a union. The company is currently in the process of negotiating the terms for a new collective bargaining agreement covering this group of five employees.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2013 and June 30, 2012 were 1.98% and 2.02%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2013 and June 30, 2012 were 1.98% and 2.04%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2012 was 2.0%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues
Gas	$22.1	$22.7	$92.9	$86.9
Electric	42.9	44.8	88.8	93.5
Other	1.4	1.3	2.9	2.6

Total Operating Revenues	66.4	68.8	184.6	183.0

Operating Expenses
Purchased Gas	8.1	9.4	47.8	45.9
Purchased Electricity	23.4	25.7	49.7	56.8
Operation and Maintenance	15.4	14.9	30.7	28.3
Conservation & Load Management	2.2	2.3	4.0	4.2
Depreciation and Amortization	9.2	8.7	18.6	17.0
Provisions (Benefit) for Taxes:
Local Property and Other	3.6	3.5	7.4	7.2
Federal and State Income	(0.1)	—	6.3	5.3

Total Operating Expenses	61.8	64.5	164.5	164.7

Operating Income	4.6	4.3	20.1	18.3
Non-Operating Expenses	0.1	—	0.2	0.1

Income Before Interest Expense	4.5	4.3	19.9	18.2
Interest Expense, Net	4.6	4.6	9.2	9.5

Net Income (Loss)	(0.1)	(0.3)	10.7	8.7
Less: Dividends on Preferred Stock	—	0.1	—	0.1

Earnings (Loss) Applicable to Common Shareholders	$(0.1)	$(0.4)	$10.7	$8.6

Weighted Average Common Shares Outstanding – Basic (000’s)	13,768	12,331	13,758	11,624
Weighted Average Common Shares Outstanding – Diluted (000’s)	13,768	12,331	13,760	11,627
Earnings Per Common Share (Basic and Diluted)	$(0.01)	$(0.03)	$0.78	$0.74
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2013	2012	2012
ASSETS:

Utility Plant:
Electric	$359.1	$345.9	$356.9
Gas	431.6	393.4	424.4
Common	31.5	30.6	30.9
Construction Work in Progress	40.4	24.9	21.0

Total Utility Plant	862.6	794.8	833.2
Less: Accumulated Depreciation	237.2	226.2	232.0

Net Utility Plant	625.4	568.6	601.2

Current Assets:
Cash	7.1	6.8	9.8
Accounts Receivable, net	40.8	33.2	47.7
Accrued Revenue	38.3	41.5	63.4
Exchange Gas Receivable	7.6	8.5	9.4
Gas Inventory	0.8	0.6	1.1
Materials and Supplies	5.4	4.1	4.1
Prepayments and Other	5.6	6.0	4.2

Total Current Assets	105.6	100.7	139.7

Noncurrent Assets:
Regulatory Assets	125.9	135.3	134.6
Other Noncurrent Assets	17.3	20.1	16.8

Total Noncurrent Assets	143.2	155.4	151.4

TOTAL ASSETS	$874.2	$824.7	$892.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2013	2012	2012
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$257.8	$254.7	$260.4
Preferred Stock	0.2	2.0	0.2
Long-Term Debt, Less Current Portion	287.0	287.6	287.3

Total Capitalization	545.0	544.3	547.9

Current Liabilities:
Long-Term Debt, Current Portion	0.6	0.5	0.5
Accounts Payable	21.7	17.4	32.7
Short-Term Debt	24.5	5.0	49.4
Energy Supply Contract Obligations	9.8	17.2	13.8
Current Deferred Income Taxes	3.1	3.7	13.4
Dividends Declared and Payable	4.8	4.8	—
Interest Payable	3.1	3.0	3.1
Regulatory Liabilities	13.3	8.0	6.8
Other Current Liabilities	9.7	10.8	11.4

Total Current Liabilities	90.6	70.4	131.1

Noncurrent Liabilities:
Energy Supply Contract Obligations	2.9	3.8	3.3
Noncurrent Deferred Income Taxes	54.4	48.1	38.7
Cost of Removal Obligations	54.7	48.6	51.4
Retirement Benefit Obligations	110.6	91.1	103.7
Environmental Obligations	13.8	14.5	13.8
Other Noncurrent Liabilities	2.2	3.9	2.4

Total Noncurrent Liabilities	238.6	210.0	213.3

TOTAL CAPITALIZATION AND LIABILITIES	$874.2	$824.7	$892.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net Income	$10.7	$8.7
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	18.6	17.0
Deferred Tax Provision	5.8	5.3
Changes in Working Capital Items:
Accounts Receivable	6.9	11.9
Accrued Revenue	25.1	21.2
Regulatory Liabilities	6.5	(3.2)
Exchange Gas Receivable	1.8	5.0
Accounts Payable	(11.0)	(9.9)
Other Changes in Working Capital Items	(6.5)	(6.1)
Deferred Regulatory and Other Charges	7.6	4.1
Other, net	4.8	(1.1)

Cash Provided by Operating Activities	70.3	52.9

Investing Activities:
Property, Plant and Equipment Additions	(37.0)	(23.9)

Cash (Used in) Investing Activities	(37.0)	(23.9)

Financing Activities:
Repayment of Short-Term Debt	(24.9)	(82.9)
Repayment of Long-Term Debt	(0.2)	(0.2)
Net Decrease in Exchange Gas Financing	(1.6)	(4.5)
Dividends Paid	(9.5)	(7.6)
Proceeds from Issuance of Common Stock, net	0.6	66.0
Other, net	(0.4)	(0.5)

Cash (Used in) Financing Activities	(36.0)	(29.7)

Net Decrease in Cash	(2.7)	(0.7)
Cash at Beginning of Period	9.8	7.5

Cash at End of Period	$7.1	$6.8

Supplemental Cash Flow Information:
Interest Paid	$10.4	$10.8
Income Taxes Paid	$0.8	$0.6
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.8	$1.3

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC) on January 30, 2013, for a description of the Company’s Basis of Presentation.

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

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2013	2012	2012
Energy Supply & Other Regulatory Tracker Mechanisms	$19.3	$30.4	$41.0
Deferred Restructuring Costs	14.5	21.3	20.1
Retirement Benefit Obligations	62.5	55.1	62.5
Income Taxes	9.5	10.8	10.2
Environmental Obligations	16.7	16.9	16.8
Deferred Storm Charges	28.1	26.2	27.8
Other	6.9	9.8	8.1

Total Regulatory Assets	$157.5	$170.5	$186.5
Less: Current Portion of Regulatory Assets(1)	31.6	35.2	51.9

Regulatory Assets – noncurrent	$125.9	$135.3	$134.6

(1)	Reflects amounts included in Accrued Revenue, discussed below, on the Company’s unaudited Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2013	2012	2012
Regulatory Tracker Mechanisms	$13.3	$8.0	$6.8

Total Regulatory Liabilities	$13.3	$8.0	$6.8

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

Prior to June 30, 2013, certain regulatory tracker mechanisms which are currently recorded in Regulatory Liabilities had been recorded in Accrued Revenue and Other Current Liabilities on the Consolidated Balance Sheets. The above table shows the amounts recorded in Regulatory Liabilities subsequent to these reclassifications.

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2013, June 30, 2012 and December 31, 2012.

	June 30,		December 31,
Accrued Revenue ($millions)	2013	2012	2012
Regulatory Assets – Current	$31.6	$35.2	$51.9
Unbilled Revenues	6.7	6.3	11.5

Total Accrued Revenue	$38.3	$41.5	$63.4

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2013, June 30, 2012 and December 31, 2012, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $54.7 million, $48.6 million, and $51.4 million, respectively. Prior to December 31, 2012, the cost of removal amounts had been recorded in Accumulated Depreciation on the Consolidated Balance Sheets.

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2013, June 30, 2012 and December 31, 2012.

	June 30,		December 31,
Gas Inventory ($millions)	2013	2012	2012
Natural Gas	$0.4	$0.1	$0.6
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.8	$0.6	$1.1

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. Prior to March 31, 2013, the exchange gas amounts had been recorded in Gas Inventory on the Company’s Consolidated Balance Sheets. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2013, June 30, 2012 and December 31, 2012.

	June 30,		December 31,
Exchange Gas Receivable ($millions)	2013	2012	2012
Northern Utilities	$7.0	$8.0	$8.7
Fitchburg	0.6	0.5	0.7

Total Exchange Gas Receivable	$7.6	$8.5	$9.4

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

	June 30,		December 31,
Energy Supply Obligations ($millions)	2013	2012	2012
Current:
Exchange Gas Obligation	$7.0	$8.0	$8.7
Power Supply Contract Divestitures	0.9	4.7	0.9
Renewable Energy Portfolio Standards	1.9	4.5	4.2

Total Energy Supply Obligations – Current	$9.8	$17.2	$13.8
Long-Term:
Power Supply Contract Divestitures	$2.9	$3.8	$3.3

Total Energy Supply Obligations	$12.7	$21.0	$17.1

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

Derivatives – The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases natural gas options and futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to the associated delivery month. Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Purchased Gas when the gains and losses are passed through to customers in accordance with rate reconciling mechanisms.

As of June 30, 2013, June 30, 2012 and December 31, 2012, the Company had 1.8 billion, 1.8 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount of Derivative Liabilities (millions) Offset in Regulatory Assets, as of:
		Fair Value
Description	Balance Sheet Location	June 30, 2013	June 30, 2012	December 31, 2012
Derivative Liabilities
Natural Gas Futures Contracts	Other Current Liabilities	$0.3	$1.5	$0.7

Natural Gas Futures Contracts	Other Noncurrent Liabilities	0.1	—	—

Total Derivative Liabilities		$0.4	$1.5	$0.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.9	$0.1	$0.6	$1.4
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(1):
Purchased Gas	$—	$0.6	$0.9	$2.2

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

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

The Allowance for Doubtful Accounts as of June 30, 2013, June 30, 2012 and December 31, 2012, which are included in Accounts Receivable, net on the accompanying unaudited Consolidated Balance Sheets, were as follows:

	June 30,		December 31,
	2013	2012	2012
Allowance for Doubtful Accounts	$2.4	$2.9	$1.9

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

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. Most significant has been the reclassification of certain regulatory tracker mechanisms from Accrued Revenue and Other Current Liabilities to Regulatory Liabilities, the reclassification of cost of removal costs associated with asset retirements from Accumulated Depreciation to Cost of Removal Obligations, the reclassification of exchange gas amounts from Gas Inventory to Exchange Gas Receivable and the segregation of Deferred Income Taxes to current and noncurrent amounts on the Company’s Consolidated Balance Sheets, as discussed above in Regulatory Accounting, Utility Plant, Exchange Gas Receivable and Income Taxes, respectively.

Recently Issued Pronouncements – There are no recently issued pronouncements applicable to the Company that have not already been adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
06/05/13	08/15/13	08/01/13	$0.345
03/28/13	05/15/13	05/01/13	$0.345
01/17/13	02/15/13	02/01/13	$0.345

09/19/12	11/15/12	11/01/12	$0.345
06/06/12	08/15/12	08/01/12	$0.345
03/22/12	05/15/12	05/01/12	$0.345
01/17/12	02/15/12	02/01/12	$0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

The Company had 13,822,318, 13,758,805 and 13,780,601 of common shares outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

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

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2013, the Company sold 20,477 shares of its common stock, at an average price of $28.27 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) Plan resulting in net proceeds of approximately $579,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On February 4, 2013, 21,240 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of $564,134. There were 53,480 and 53,942 non-vested shares under the Stock Plan as of June 30, 2013 and 2012, respectively. The weighted average grant date fair value of these shares was $25.99 and $24.67, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $0.5 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. There were no forfeitures or cancellations under the Stock Plan during the six months ended June 30, 2013.

There were no Restricted Stock Units issued under the Stock Plan during the six months ended June 30, 2013. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2013, June 30, 2012 and December 31, 2012 is less than $0.1 million, zero and less than $0.1 million, respectively, representing the fair value of liabilities associated with the portion of fully vested Restricted Stock Units that will be settled in cash.

Preferred Stock

Details on preferred stock at June 30, 2013, June 30, 2012 and December 31, 2012 are shown below:

	June 30,		December 31,
	2013	2012	2012
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	—	0.8	—
8.00% Series, $100 Par Value	—	1.0	—

Total Preferred Stock	$0.2	$2.0	$0.2

There were 2,250 shares of Unitil Energy’s 6.00% Series Preferred Stock outstanding at June 30, 2013, June 30, 2012 and December 31, 2012.

There were 7,823 shares of Fitchburg’s 5.125% Series Preferred Stock and 9,654 shares of Fitchburg’s 8.00% Series Preferred Stock outstanding at June 30, 2012. On December 1, 2012, Fitchburg redeemed and retired the two outstanding issues of its Redeemable, Cumulative Preferred Stock. The 8.00% Series was redeemed at par (aggregate par value of $965,400). The 5.125% Series was redeemed at par plus a premium of 1.28% (aggregate value of $792,313). Fitchburg used operating cash to effect this transaction.

There were less than $0.1 million of total dividends declared on Preferred Stock in the three and six months ended June 30, 2013, respectively, and $0.1 million of total dividends declared on Preferred Stock in the three and six months ended June 30, 2012, respectively.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at June 30, 2013, June 30, 2012 and December 31, 2012 are shown below ($ Millions):

	June 30,		December 31,
	2013	2012	2012
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities, Inc.:
Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite State Gas Transmission, Inc.:
Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	2.6	3.1	2.8

Total Long-Term Debt	287.6	288.1	287.8
Less: Current Portion	0.6	0.5	0.5

Total Long-term Debt, Less Current Portion	$287.0	$287.6	$287.3

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

(Millions)	June 30,		December 31,
	2013	2012	2012
Estimated Fair Value of Long-Term Debt	$333.2	$341.6	$349.7

Credit Arrangements

Unitil has an unsecured revolving credit facility with a group of banks that extends to October 8, 2013. The borrowing limit under the credit facility is currently $60 million, which the Company believes will be sufficient until its expected renewal.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of June 30, 2013, June 30, 2012 and December 31, 2012:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2013	2012	2012
Limit	$60.0	$115.0	$60.0
Outstanding	$24.5	$5.0	$49.4
Available	$35.5	$110.0	$10.6

The revolving credit facility contains customary terms and conditions for credit facilities of this type, including, without limitation, covenants restricting the Company’s ability to incur liens, merge or consolidate with another entity or change its line of business. The revolving credit agreement also contains a covenant restricting the Company’s ability to permit funded debt to exceed 65% of capitalization at the end of each fiscal quarter. As of June 30, 2013, June 30, 2012 and December 31, 2012, the Company was in compliance with the financial covenants contained in the revolving credit agreement.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $7.2 million, $8.0 million and $10.7 million outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2013 and payable in July 2013 is $0.1 million and is recorded in Accounts Payable at June 30, 2013. There were no amounts of natural gas inventory released in June 2012 and payable in July 2012 that were recorded in Accounts Payable at June 30, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2013, there were approximately $13.5 million of guarantees outstanding and the longest term guarantee extends through February 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.6 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of June 30, 2013, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2013 and June 30, 2012 (Millions):

Three Months Ended June 30, 2013	Electric	Gas	Other	Non- Regulated	Total
Revenues	$42.9	$22.1	$—	$1.4	$66.4
Segment Profit (Loss)	1.4	(2.3)	0.6	0.2	(0.1)
Capital Expenditures	3.4	17.6	1.6	—	22.6

Three Months Ended June 30, 2012
Revenues	$44.8	$22.7	$—	$1.3	$68.8
Segment Profit (Loss)	1.4	(2.2)	0.1	0.3	(0.4)
Capital Expenditures	4.1	10.0	0.7	—	14.8

Six Months Ended June 30, 2013
Revenues	$88.8	$92.9	$—	$2.9	$184.6
Segment Profit	3.4	6.0	0.7	0.6	10.7
Capital Expenditures	10.4	24.5	2.1	—	37.0
Segment Assets	405.7	456.8	5.3	6.4	874.2

Six Months Ended June 30, 2012
Revenues	$93.5	$86.9	$—	$2.6	$183.0
Segment Profit (Loss)	2.6	5.4	—	0.6	8.6
Capital Expenditures	9.4	13.1	1.4	—	23.9
Segment Assets	398.3	416.1	3.3	7.0	824.7

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

Regulatory Matters

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects. In June 2013, Granite State submitted to the FERC its next incremental annual rate adjustment, in the amount of $0.4 million, with rates to be effective August 1, 2013. A rate order from the FERC on this matter is expected in late July 2013.

Unitil Energy – Base Rates – On April 26, 2011, the New Hampshire Public Utilities Commission (NHPUC) approved a rate settlement with a permanent increase of $5.2 million in annual revenue effective July 1, 2010, and an additional increase of $5.0 million in annual revenue effective May 1, 2011. The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with step increases in annual revenue on May 1, 2012, May 1, 2013 and May 1, 2014, to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012. Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund.

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed two separate rate cases, with the NHPUC and MPUC, requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates in New Hampshire to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. These rate case filings are subject to regulatory review and approval with final rate orders expected in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013.

Fitchburg – Electric Base Rates Filed – In July 2013, Fitchburg filed a rate case with the MDPU requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to two severe storms in 2011, Tropical Storm Irene and the October snowstorm, and Superstorm Sandy in 2012. The filing includes a proposed modified revenue decoupling mechanism by means of either a capital cost adjustment mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposed major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review and approval with final rate orders expected in the second quarter of 2014.

Major Storms – Fitchburg and Unitil Energy

Superstorm Sandy – On October 29-30, 2012, a severe storm struck the Eastern seaboard of the United States, causing extensive damage to electric facilities and loss of service to significant numbers of customers of several utilities. Fitchburg and Unitil Energy incurred approximately $1.1 million and $2.7 million, respectively, in costs for the repair and replacement of electric distribution systems damaged during the storm, including $0.3 million and $0.4 million related to capital construction for Fitchburg and Unitil Energy, respectively. The amount and timing of the cost recovery of these storm restoration expenditures for Fitchburg will be determined in its rate case. The cost recovery for Unitil Energy has been approved as discussed below. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

Fitchburg – Storm Cost Deferral – On May 1, 2012 the MDPU approved Fitchburg’s request to defer $4.3 million of storm costs associated with two severe storms which occurred in 2011, and Fitchburg is seeking recovery of these costs in the electric rate case it filed in July 2013.

Unitil Energy – 2012 Storm Costs – On March 14, 2013, Unitil Energy filed a petition with the NHPUC to increase its storm recovery adjustment factor effective May 1, 2013, to recover approximately $2.3 million of costs to repair damage to its electrical system resulting from Superstorm Sandy. On April 25, 2013, the NHPUC approved the recovery of these costs over a five-year period with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, to be applied to the uncollected balance through the recovery period.

Fitchburg – Electric Operations – On November 30, 2012, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. All of the rates were approved effective January 1, 2013 for billing purposes, subject to reconciliation pending investigation by the MDPU. The reconciliation of costs and revenues for transition and transmission was approved on May 14, 2013. The reconciliation of costs and revenues for other surcharge and cost factors remains pending.

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

Fitchburg – Other – On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition or results of operations.

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in the Company’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU has opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of the Company’s bad debt, and the rate decisions in 2006 and 2007. Briefs were filed in June 2013. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Fitchburg’s first two three-year energy efficiency investment plans, plans to establish smart grid pilot programs, net metering tariffs and proposals to purchase long-term contracts for renewable energy have been approved by the MDPU. Terms and conditions for purchasing supplier receivables is under review in a separately designated docket.

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

Unitil Corporation – FERC Audit – On November 3, 2011, the FERC commenced an audit of Unitil Corporation, including its associated service company and its electric and natural gas distribution companies. Among other requirements, the audit evaluated the Company’s compliance with: i) cross-subsidization restrictions on affiliate transactions; ii) regulations under the Energy Policy Act of 2005; and the iii) uniform system of accounts for centralized service companies. The final audit report was issued on February 28, 2013 and the Company submitted its plan to address the audit findings and implement the audit recommendations on March 29, 2013. The Company submitted its quarterly progress update on the implementation of the audit recommendations on April 30, 2013. On June 5, 2013 the FERC advised the Company that the audit is complete; no further action is required by the Company. The audit findings did not have an impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil Corporation’s (the “Company”) Massachusetts based utility, Fitchburg Gas and Electric Light Company (Fitchburg), in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. As a result of this decision, the lawsuit would now proceed with only the twelve named plaintiffs seeking damages; however, the plaintiffs have appealed this decision to the Massachusetts Supreme Judicial Court. The Company continues to believe the suit is without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg is in the process of developing long-range plans for a feasible permanent remediation solution of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts, including alternatives for re-use of the site. Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheets at June 30, 2013 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2013 are accrued liabilities totaling $1.8 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $1.0 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at June 30, 2013 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

The Company evaluated its tax positions at June 30, 2013 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any unrecognized tax liabilities or assets as defined by the FASB Codification is required. The Company does not have any unrecognized tax positions for which it is reasonably possible that the total amounts recognized will significantly change within the next 12 months. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2009; December 31, 2010; and December 31, 2011.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2013	2012
Used to Determine Plan Costs
Discount Rate	4.00%	4.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2013	2012	2013	2012	2013	2012
Service Cost	$894	$807	$631	$517	$18	$72
Interest Cost	1,141	1,158	612	576	60	53
Expected Return on Plan Assets	(1,489)	(1,347)	(180)	(174)	—	—
Prior Service Cost Amortization	52	47	425	432	3	3
Transition Obligation Amortization	—	—	—	5	—	—
Actuarial Loss Amortization	1,056	904	196	32	46	16

Sub-total	1,654	1,569	1,684	1,388	127	144
Amounts Capitalized and Deferred	(768)	(725)	(678)	(560)	—	—

Net Periodic Benefit Cost Recognized	$886	$844	$1,006	$828	$127	$144

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2013	2012	2013	2012	2013	2012
Service Cost	$1,787	$1,613	$1,262	$1,033	$36	$144
Interest Cost	2,283	2,317	1,224	1,151	121	106
Expected Return on Plan Assets	(2,978)	(2,695)	(361)	(348)	—	—
Prior Service Cost Amortization	104	94	850	864	6	6
Transition Obligation Amortization	—	—	—	11	—	—
Actuarial Loss Amortization	2,115	1,808	393	65	92	32

Sub-total	3,311	3,137	3,368	2,776	255	288
Amounts Capitalized and Deferred	(1,384)	(1,281)	(1,447)	(980)	—	—

Net Periodic Benefit Cost Recognized	$1,927	$1,856	$1,921	$1,796	$255	$288

Employer Contributions

As of June 30, 2013, the Company had not made any contributions to its Pension and PBOP Plans in 2013. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2013 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2013, the Company had made $26,000 of contributions to the SERP Plan in 2013. The Company presently anticipates contributing an additional $27,000 to the SERP Plan in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2013 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended June 30, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/13 – 4/30/13	—	—	—	$91,800
5/1/13 – 5/31/13	—	—	—	$91,800
6/1/13 – 6/30/13	279	$28.55	279	$83,834

Total	279		279

(1)	All purchases were made pursuant to the Company’s 2012 Trading Plan (as defined below).
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

On July 24, 2013, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2013. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
10.1	Employment Agreement, dated June 5, 2013, between Unitil Corporation and Robert G. Schoenberger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2013

10.2	Unitil Corporation Management Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 5, 2013

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 24, 2013 Announcing Earnings For the Quarter Ended June 30, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 24, 2013	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 24, 2013	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
10.1	Employment Agreement, dated June 5, 2013, between Unitil Corporation and Robert G. Schoenberger	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 5, 2013

10.2	Unitil Corporation Management Incentive Plan	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 5, 2013

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 24, 2013 Announcing Earnings For the Quarter Ended June 30, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith