Form 10-Q
period 2013-09-30
UNITIL CORP
filed 2013-10-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2013

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
Common Stock, No par value	13,832,063 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2013

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

Unitil had an investment in Net Utility Plant of $647.0 million at September 30, 2013. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects. In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013.

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

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed two separate rate cases, with the NHPUC and Maine Public Utilities Commission (MPUC), requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. In New Hampshire Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013 and the Company expects a final rate order from the NHPUC in the first half of 2014. In Maine, the Company is currently in settlement discussions with the Staff of the MPUC and the Maine Office of Public Advocate to resolve any remaining outstanding issues. Any settlement agreement among the parties in the Northern Utilities Maine rate case is subject to approval by the MPUC. The Company expects a final rate order from the MPUC by the end of 2013.

Fitchburg – Electric Base Rates Filed – In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to two severe storms in 2011, Tropical Storm Irene and the October snowstorm, and Superstorm Sandy in 2012. The filing includes a proposed modified revenue decoupling mechanism by means of either a capital cost adjustment mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposed major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review and approval with final rate orders expected in the second quarter of 2014.

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

RESULTS OF OPERATIONS

The following section of Management’s Discussion & Analysis compares the results of operations for each of the two fiscal periods ended September 30, 2013 and September 30, 2012 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders was $0.6 million, or $0.04 per share, for the third quarter of 2013, an improvement of $0.1 million, or $0.01 per share, compared to the third quarter of 2012. For the nine months ended September 30, 2013, the Company reported Earnings of $11.3 million, a 24% increase over the same period in 2012. Earnings Per Share (EPS) for the nine months ended September 30, 2013 were $0.82 compared to EPS of $0.74 for the same period of 2012. Results for the current year were driven by increases in natural gas and electric sales margins, partially offset by higher utility operating costs. Also, 2013 EPS for the nine month period reflects the sale of 2,760,000 common shares on May 16, 2012, discussed above.

Natural gas sales margins were $12.4 million and $56.3 million in the three and nine months ended September 30, 2013, increases of $1.2 million and $5.2 million, respectively, compared to 2012. Therm sales of natural gas increased 2.5% and 10.5% in the three and nine month periods ended September 30, 2013, compared to 2012, driven by colder winter weather in 2013 and strong customer growth. Weather data collected in the Company’s service areas showed 15% more Heating Degree Days in the first nine months of 2013 compared to 2012. Weather-normalized gas therm sales (excluding decoupled sales) in the nine months ended September 30, 2013 are estimated to be up 5% compared to 2012. Approximately 11% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margins.

Electric sales margins were $20.8 million and $57.1 million in the three and nine months ended September 30, 2013, increases of $1.7 million and $4.4 million, respectively, compared to 2012. Electric sales margin in the nine months ended September 30, 2013 reflects the recovery of $1.1 million of vegetation management and $0.6 million of major storm restoration costs, which are offset by a corresponding increase in operating expenses, discussed below. Electric kilowatt-hour (kWh) sales decreased 0.7% in the third quarter of 2013 and increased 1.1% in the nine month period ended September 30, 2013 compared to 2012. The decrease in kWh sales in the third quarter was driven by the effect of milder summer weather in 2013. Weather data collected in the Company’s service areas showed 15% fewer Cooling Degree Days in the third quarter of 2013 compared to 2012. The increase in kWh sales in the nine month period was driven by colder winter weather in 2013 and customer growth. Weather-normalized kWh sales (excluding decoupled sales) in the nine months ended September 30, 2013 are estimated to be up 1% compared to 2012. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins.

Operation and Maintenance (O&M) expenses increased $1.3 million and $3.7 million for the three and nine months ended September 30, 2013 compared to 2012. The increase in the three month period reflects higher professional fees of $0.5 million, vegetation management program costs of $0.3 million and all other O&M expenses, net of $0.5 million. The increase in the nine month period reflects higher professional fees of $1.5 million, vegetation management program costs of $1.1 million, system maintenance costs of $0.6 million, and all other O&M expenses, net of $0.5 million. The increases in new spending on vegetation management programs are recovered through cost tracker mechanisms that result in corresponding increases in sales margin.

Depreciation and Amortization expense increased $0.7 million and $2.3 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the nine month period reflects higher depreciation on normal utility plant additions of $1.3 million, amortization of major storm restoration costs of $0.6 million and all other amortization of $0.4 million. The increase in major storm restoration cost amortization is also recovered in current electric rates.

Local Property and Other Taxes increased $0.3 million and $0.5 million in the three and nine month periods ended September 30, 2013, respectively, compared to 2012, reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes increased by $1.1 million for the nine months ended September 30, 2013 due to higher pre-tax earnings in 2013 compared to 2012.

Interest Expense, Net increased $0.4 million and $0.1 million in the three and nine months ended September 30, 2013 compared to 2012. The increase in the three and nine month periods reflects lower net interest income on regulatory assets, partially offset by lower average borrowing rates on lower short-term borrowing balances.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $4.4 million for the nine months ended September 30, 2013, an increase of $0.3 million compared to 2012. Usource’s revenues are derived from fees billed to suppliers as customers take delivery of energy under contracts brokered by Usource.

Also in the third quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.345 per share. This quarterly dividend results in a current effective annual dividend rate of $1.38 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2013 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 2.5% and 10.5% in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. Sales to residential customers were relatively unchanged in the third quarter of 2013 compared to the third quarter of 2012 and increased 14.6% in the nine months ended September 30, 2013 compared to the same period in 2012. Sales to Commercial and Industrial (C&I) customers increased 2.8% and 9.5%, respectively, in the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase in gas therm sales in the Company’s utility service areas was driven by the effect of colder winter weather in 2013 compared to 2012 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 15% more Heating Degree Days in the first nine months of 2013 compared to the same period in 2012. Weather-normalized gas therm sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2013 are estimated to be up about 2% and 5%, respectively, compared to the same periods in 2012. Approximately 11% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

The following table details total firm therm sales for the three and nine months ended September 30, 2013 and 2012, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Residential	2.5	2.5	—	—	29.8	26.0	3.8	14.6%
Commercial / Industrial	21.9	21.3	0.6	2.8%	117.2	107.0	10.2	9.5%

Total	24.4	23.8	0.6	2.5%	147.0	133.0	14.0	10.5%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2013 and 2012:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
Gas Operating Revenue:
Residential	$6.8	$7.4	$(0.6)	(3.0%)	$45.6	$44.3	$1.3	1.2%
Commercial / Industrial	12.1	12.9	(0.8)	(3.9%)	66.2	62.9	3.3	3.1%

Total Gas Operating Revenue	$18.9	$20.3	$(1.4)	(6.9%)	$111.8	$107.2	$4.6	4.3%

Cost of Gas Sales:
Purchased Gas	$6.0	$8.6	$(2.6)	(12.8%)	$53.8	$54.5	$(0.7)	(0.7%)
Conservation & Load Management	0.5	0.5	—	—	1.7	1.6	0.1	0.1%

Total Cost of Gas Sales	$6.5	$9.1	$(2.6)	(12.8%)	$55.5	$56.1	$(0.6)	(0.6%)

Gas Sales Margin	$12.4	$11.2	$1.2	5.9%	$56.3	$51.1	$5.2	4.9%

(1)	Represents change as a percent of Total Gas Operating Revenue.

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

Natural gas sales margins were $12.4 million and $56.3 million in the three and nine months ended September 30, 2013, respectively, resulting in increases of $1.2 million and $5.2 million, respectively, compared to the same periods in 2012. Natural gas sales margins in the 2013 periods were positively affected by higher therm unit sales, a growing customer base and higher base distribution rates.

The decrease in Total Gas Operating Revenues of $1.4 million in the third quarter of 2013 reflects lower Purchased Gas costs of $2.6 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher gas sales margin of $1.2 million.

The increase in Total Gas Operating Revenues of $4.6 million in the nine months ended September 30, 2013 reflects higher gas sales margin of $5.2 million partially offset by lower costs of sales of $0.6 million, including lower Purchased Gas costs of $0.7 million and higher C&LM costs of $0.1 million, which are tracked costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 0.7% in the third quarter of 2013 compared to the third quarter of 2012 and increased 1.1% in the nine month period ended September 30, 2013 compared to the same period in 2012. Sales to residential customers decreased 1.6% in the third quarter of 2013 compared to the third quarter of 2012 and increased 2.3% in the nine month period ended September 30, 2013 compared to the same period in 2012. Sales to C&I customers in the third quarter of 2013 were relatively unchanged with the same period in 2012 while increasing 0.3% in the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in kWh sales in the Company’s utility service areas in the third quarter was driven by the effect of milder summer weather in

2013 compared to 2012. Based on weather data collected in the Company’s service areas, there were 15% fewer Cooling Degree Days in the third of 2013 compared to the same period in 2012. The increase in kWh sales in the nine month period was driven by the effect of colder winter weather in 2013 compared to 2012 coupled with the addition of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 15% more Heating Degree Days in the first nine months of 2013 compared to the same period in 2012. Weather-normalized kWh sales (excluding decoupled sales) in the three and nine month periods ended September 30, 2013 are estimated to be 2% and 1% higher, respectively, compared to the same periods in 2012. Approximately 27% of total electric kWh sales are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

The following table details total kWh sales for the three and nine months ended September 30, 2013 and 2012 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change	% Change	2013	2012	Change	% Change
Residential	195.0	198.2	(3.2)	(1.6%)	535.0	522.8	12.2	2.3%
Commercial / Industrial	270.8	270.7	0.1	—	746.2	744.1	2.1	0.3%

Total	465.8	468.9	(3.1)	(0.7%)	1,281.2	1,266.9	14.3	1.1%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2013 and 2012:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change(1)	2013	2012	$ Change	% Change(1)
Electric Operating Revenue:
Residential	$28.7	$27.4	$1.3	2.6%	$77.4	$78.5	$(1.1)	(0.8%)
Commercial / Industrial	23.4	22.1	1.3	2.6%	63.5	64.5	(1.0)	(0.7%)

Total Electric Operating Revenue	$52.1	$49.5	$2.6	5.2%	$140.9	$143.0	$(2.1)	(1.5%)

Cost of Electric Sales:
Purchased Electricity	$29.2	$28.3	$0.9	1.8%	$78.9	$85.1	$(6.2)	(4.4%)
Conservation & Load Management	2.1	2.1	—	—	4.9	5.2	(0.3)	(0.2%)

Total Cost of Electric Sales	$31.3	$30.4	$0.9	1.8%	$83.8	$90.3	$(6.5)	(4.6%)

Electric Sales Margin	$20.8	$19.1	$1.7	3.4%	$57.1	$52.7	$4.4	3.1%

(1)	Represents change as a percent of Total Electric Operating Revenue.

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

Electric sales margins were $20.8 million and $57.1 million in the three and nine months ended September 30, 2013, respectively, resulting in increases of $1.7 million and $4.4 million, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher base distribution rates partially offset by lower kWh sales, discussed above. The increase in electric sales margins in the nine month period reflects higher electric kWh sales, discussed above, and higher base distribution rates. As discussed previously, electric sales margin in the nine months ended September 30, 2013 also reflects higher recovery of $1.1 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.6 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in operating expenses.

The increase in Total Electric Operating Revenues of $2.6 million in the third quarter of 2013 reflects higher electric sales margin of $1.7 million and higher Purchased Electricity costs of $0.9 million, which are tracked costs that are passed through directly to customers.

The decrease in Total Electric Operating Revenues of $2.1 million in the nine months ended September 30, 2013 reflects higher electric sales margin of $4.4 million offset by lower cost of sales of $6.5 million, including lower Purchased Electricity costs of $6.2 million and lower C&LM costs of $0.3 million, which are tracked costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and nine months ended September 30, 2013 and 2012:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Other	$1.5	$1.5	$—	—	$4.4	$4.1	$0.3	7.3%

Total Other Revenue	$1.5	$1.5	$—	—	$4.4	$4.1	$0.3	7.3%

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. For the three month period ended September 30, 2013, Usource’s revenues were on par with the same period in 2012. Usource’s revenues increased $0.3 million in the nine months ended September 30, 2013 compared to the same period in 2012. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource does not take title to the energy but solicits energy bids from qualified competitive energy suppliers on behalf of its clients. Usource’s revenues reflect fees that it charges for its services, which are paid by the transacting supplier, typically over the term of the energy contract.

Operating Expenses

Purchased Gas – Purchased Gas includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements. Purchased Gas decreased $2.6 million, or 30.2%, and $0.7 million, or 1.3%, in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012, reflecting lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by an increase in therm sales of natural gas compared to the prior periods. The Company recovers the approved costs of Purchased Gas through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Purchased Electricity – Purchased Electricity includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs. Purchased Electricity increased $0.9 million, or 3.2%, and decreased $6.2 million, or 7.3%, in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher wholesale electricity prices partially offset by lower kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The decrease in the nine month period reflects lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher kWh sales. The Company recovers the approved costs of Purchased Electricity through reconciling rate mechanisms which track costs and revenues for recovery on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $1.3 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher professional fees of $0.5 million, vegetation management program costs of $0.3 million and all other O&M expenses, net of $0.5 million. The increase in O&M expenses in the nine month period reflects higher professional fees of $1.5 million, vegetation management program costs of $1.1 million, system maintenance costs of $0.6 million and all other O&M expenses, net of $0.5 million. The increases of $0.3 million and $1.1 million in new spending on vegetation management programs in the three and nine month periods ended September 30, 2013 compared to same periods in 2012 is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Conservation & Load Management – C&LM expenses are expenses associated with the development, management, and delivery of the Company’s energy efficiency programs. Energy efficiency programs are designed, in conformity to state regulatory requirements, to help consumers use natural gas and electricity more efficiently and thereby decrease their energy costs. Programs are tailored to residential, small business and large business customer groups and provide educational materials, technical assistance, and rebates that contribute toward the cost of purchasing and installing approved measures. In the third quarter of 2013, approximately 81% of these costs were related to electric operations and 19% to gas operations.

Total C&LM expenses were relatively unchanged in the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, C&LM expenses decreased $0.2 million, or 2.9%, compared to the same period in 2012. These approved costs are collected from customers on a pass through basis and therefore, fluctuations in program costs do not affect earnings.

Depreciation, Amortization and Taxes

Depreciation and Amortization – Depreciation and Amortization expense increased $0.7 million, or 7.9%, and $2.3 million, or 8.9%, in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects higher depreciation on normal utility plant additions of $0.3 million, higher amortization of major storm restoration costs of $0.2 million and an increase in all other amortization of $0.2 million. The increase in the nine month period reflects higher depreciation on normal utility plant additions of $1.3 million, higher amortization of major storm restoration costs of $0.6 million and an increase in all other amortization of $0.4 million. The increase in major storm restoration cost amortization is also recovered in current electric rates.

Local Property and Other Taxes – Local Property and Other Taxes increased $0.3 million, or 8.6%, and $0.5 million, or 4.7%, in the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012, primarily reflecting higher local property taxes on higher levels of utility plant in service.

Federal and State Income Taxes – Federal and State Income Taxes increased by $1.1 million for the nine months ended September 30, 2013 compared to the same period in 2012, due to higher pre-tax earnings in 2013 compared to 2012.

Other Non-Operating Expenses (Income)

Other Non-Operating Expenses was relatively unchanged in the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, Other Non-Operating Expenses increased $0.1 million compared to the same period in 2012.

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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$15.2	$15.2	$—
Short-term Debt	0.3	0.2	0.1	0.9	1.2	(0.3)
Regulatory Liabilities	0.2	—	0.2	0.4	0.2	0.2

Subtotal Interest Expense	5.6	5.3	0.3	16.5	16.6	(0.1)

Interest (Income)
Regulatory Assets	(0.5)	(0.7)	0.2	(1.9)	(2.1)	0.2
AFUDC(1) and Other	(0.3)	(0.2)	(0.1)	(0.6)	(0.6)	—

Subtotal Interest (Income)	(0.8)	(0.9)	0.1	(2.5)	(2.7)	0.2

Total Interest Expense, Net	$4.8	$4.4	$0.4	$14.0	$13.9	$0.1

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.4 million and $0.1 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in the three month period reflects lower net interest income on regulatory assets. The increase in the nine month period reflects lower net interest income on regulatory assets, partially offset by lower average rates and lower short-term borrowings.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At September 30, 2013, September 30, 2012 and December 31, 2012, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders which amended and restated in its entirety the Company’s prior credit agreement, dated as of November 26, 2008, as amended. The Credit Facility extends to October 4, 2018 and provides for a new borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.375%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as September 30, 2013, September 30, 2012 and December 31, 2012:

	Credit Facility (millions)
	September 30,			December 31,
	2013		2012	2012
Limit	$60.0	(1)	$60.0	$60.0
Outstanding	$43.6		$24.1	$49.4
Available	$16.4		$35.9	$10.6

(1)	Effective October 4, 2013, the Credit Facility borrowing limit was increased to $120 million.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2013, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2013, there were approximately $18.5 million of guarantees outstanding and the longest term guarantee extends through October 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $11.8 million, $10.6 million and $10.7 million outstanding at September 30, 2013, September 30, 2012 and December 31, 2012, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2013 and payable in October 2013 that were recorded in Accounts Payable at September 30, 2013. There were no amounts of natural gas inventory released in September 2012 and payable in October 2012 that were recorded in Accounts Payable at September 30, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of September 30, 2013, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2013 compared to the same period in 2012.

	Nine Months Ended September 30,
	2013	2012
Cash Provided by Operating Activities	$84.1	$61.9

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $84.1 million in 2013, an increase of $22.2 million compared to 2012. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $45.5 million in 2013 compared to $40.0 million in 2012, representing an increase of $5.5 million. Working capital changes in Current Assets and Liabilities resulted in a $24.0 million net source of cash in 2013 compared to a $15.9 million net source of cash in 2012, representing an increase of $8.1 million. Deferred Regulatory and Other Charges resulted in a $13.9 million source of cash in 2013 compared to a $9.3 million source of cash in 2012. All Other, net operating activities resulted in a source of cash of $0.7 million in 2013 compared to a use of cash of ($3.3) million in 2012.

	Nine Months Ended September 30,
	2013	2012
Cash (Used in) Investing Activities	$(64.6)	$(47.4)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($64.6) million for 2013 compared to ($47.4) million in 2012. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Nine Months Ended September 30,
	2013	2012
Cash (Used in) Financing Activities	$(17.0)	$(12.5)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($17.0) million in 2013 compared to ($12.5) million in 2012. In 2013, sources of cash came from common stock issued in connection with its Dividend Reinvestment and Stock Purchase Plan and its 401(k) Plan of $0.9 million and an increase in gas inventory financing of $3.1 million. Uses of cash included net repayment of short-term debt of ($5.8) million, repayment of long-term debt of ($0.3) million, and regular quarterly dividend payments on common and preferred stock of ($14.3) million. All other financing activities resulted in a net use of cash of ($0.6) million.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2013, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited Consolidated Financial Statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2013, the Company and its subsidiaries had 479 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2013, a total of 158 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 45 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 37 union employees of Northern Utilities Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; 37 union employees of Unitil Energy covered by a separate CBA which expires on May 31, 2018 and 5 union employees of Unitil Service Corp. covered by a separate CBA which expires on May 31, 2016. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2013 and September 30, 2012 were 1.96% and 2.02%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2013 and September 30, 2012 were 1.97% and 2.03%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2012 was 2.0%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except common shares and per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues
Gas	$18.9	$20.3	$111.8	$107.2
Electric	52.1	49.5	140.9	143.0
Other	1.5	1.5	4.4	4.1

Total Operating Revenues	72.5	71.3	257.1	254.3

Operating Expenses
Purchased Gas	6.0	8.6	53.8	54.5
Purchased Electricity	29.2	28.3	78.9	85.1
Operation and Maintenance	15.7	14.4	46.4	42.7
Conservation & Load Management	2.6	2.6	6.6	6.8
Depreciation and Amortization	9.6	8.9	28.2	25.9
Provisions (Benefit) for Taxes:
Local Property and Other	3.8	3.5	11.2	10.7
Federal and State Income	0.1	—	6.4	5.3

Total Operating Expenses	67.0	66.3	231.5	231.0

Operating Income	5.5	5.0	25.6	23.3
Non-Operating Expenses	0.1	0.1	0.3	0.2

Income Before Interest Expense	5.4	4.9	25.3	23.1
Interest Expense, Net	4.8	4.4	14.0	13.9

Net Income (Loss)	0.6	0.5	11.3	9.2
Less: Dividends on Preferred Stock	—	—	—	0.1

Earnings (Loss) Applicable to Common Shareholders	$0.6	$0.5	$11.3	$9.1

Weighted Average Common Shares Outstanding – Basic (000’s)	13,777	13,707	13,765	12,318
Weighted Average Common Shares Outstanding – Diluted (000’s)	13,780	13,709	13,767	12,321
Earnings Per Common Share (Basic and Diluted)	$0.04	$0.03	$0.82	$0.74
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.38	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2013	2012	2012
ASSETS:

Utility Plant:
Electric	$361.3	$348.2	$356.9
Gas	437.3	398.4	424.4
Common	31.5	30.6	30.9
Construction Work in Progress	58.2	37.8	21.0

Total Utility Plant	888.3	815.0	833.2
Less: Accumulated Depreciation	241.3	229.6	232.0

Net Utility Plant	647.0	585.4	601.2

Current Assets:
Cash	12.3	9.5	9.8
Accounts Receivable, net	35.2	32.8	47.7
Accrued Revenue	40.2	44.5	63.4
Exchange Gas Receivable	12.8	11.3	9.4
Gas Inventory	1.2	1.0	1.1
Materials and Supplies	5.3	3.6	4.1
Prepayments and Other	4.5	4.3	4.2

Total Current Assets	111.5	107.0	139.7

Noncurrent Assets:
Regulatory Assets	120.9	132.5	134.6
Other Noncurrent Assets	15.8	17.0	16.8

Total Noncurrent Assets	136.7	149.5	151.4

TOTAL ASSETS	$895.2	$841.9	$892.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2013	2012	2012
CAPITALIZATION AND LIABILITIES:

Capitalization:
Common Stock Equity	$253.9	$250.9	$260.4
Preferred Stock	0.2	2.0	0.2
Long-Term Debt, Less Current Portion	286.9	287.5	287.3

Total Capitalization	541.0	540.4	547.9

Current Liabilities:
Long-Term Debt, Current Portion	0.6	0.5	0.5
Accounts Payable	21.5	19.2	32.7
Short-Term Debt	43.6	24.1	49.4
Energy Supply Contract Obligations	15.4	17.8	13.8
Current Deferred Income Taxes	2.3	5.9	13.4
Dividends Declared and Payable	4.8	4.8	—
Interest Payable	5.4	5.4	3.1
Regulatory Liabilities	11.4	7.3	6.8
Other Current Liabilities	10.5	10.0	11.4

Total Current Liabilities	115.5	95.0	131.1

Noncurrent Liabilities:
Energy Supply Contract Obligations	2.7	3.6	3.3
Noncurrent Deferred Income Taxes	55.4	45.8	38.7
Cost of Removal Obligations	56.7	50.3	51.4
Retirement Benefit Obligations	107.9	88.9	103.7
Environmental Obligations	13.8	14.5	13.8
Other Noncurrent Liabilities	2.2	3.4	2.4

Total Noncurrent Liabilities	238.7	206.5	213.3

TOTAL CAPITALIZATION AND LIABILITIES	$895.2	$841.9	$892.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net Income	$11.3	$9.2
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	28.2	25.9
Deferred Tax Provision	6.0	4.9
Changes in Working Capital Items:
Accounts Receivable	12.5	12.3
Accrued Revenue	23.2	18.2
Regulatory Liabilities	4.6	(3.9)
Exchange Gas Receivable	(3.4)	2.2
Accounts Payable	(11.2)	(8.1)
Other Changes in Working Capital Items	(1.7)	(4.8)
Deferred Regulatory and Other Charges	13.9	9.3
Other, net	0.7	(3.3)

Cash Provided by Operating Activities	84.1	61.9

Investing Activities:
Property, Plant and Equipment Additions	(64.6)	(47.4)

Cash (Used in) Investing Activities	(64.6)	(47.4)

Financing Activities:
Repayment of Short-Term Debt	(5.8)	(63.8)
Repayment of Long-Term Debt	(0.3)	(0.3)
Net Increase (Decrease) in Exchange Gas Financing	3.1	(1.8)
Dividends Paid	(14.3)	(12.4)
Proceeds from Issuance of Common Stock, net	0.9	66.5
Other, net	(0.6)	(0.7)

Cash (Used in) Financing Activities	(17.0)	(12.5)

Net Increase in Cash	2.5	2.0
Cash at Beginning of Period	9.8	7.5

Cash at End of Period	$12.3	$9.5

Supplemental Cash Flow Information:
Interest Paid	$13.2	$13.5
Income Taxes Paid	$0.8	$0.7
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.1	$1.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources). Usource, Inc. and Usource L.L.C. (collectively, Usource) are subsidiaries of Unitil Resources.

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (SEC) on January 30, 2013, for a description of the Company’s Basis of Presentation.

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

	September 30,		December 31,
Regulatory Assets consist of the following (millions)	2013	2012	2012
Energy Supply & Other Regulatory Tracker Mechanisms	$20.9	$34.0	$41.0
Deferred Restructuring Costs	11.6	20.3	20.1
Retirement Benefit Obligations	62.7	55.2	62.5
Income Taxes	9.3	10.6	10.2
Environmental Obligations	16.1	16.7	16.8
Deferred Storm Charges	26.5	25.4	27.8
Other	6.8	8.4	8.1

Total Regulatory Assets	$153.9	$170.6	$186.5
Less: Current Portion of Regulatory Assets(1)	33.0	38.1	51.9

Regulatory Assets – noncurrent	$120.9	$132.5	$134.6

(1)	Reflects amounts included in Accrued Revenue, discussed below, on the Company’s unaudited Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2013	2012	2012
Regulatory Tracker Mechanisms	$11.4	$7.3	$6.8

Total Regulatory Liabilities	$11.4	$7.3	$6.8

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

Prior to June 30, 2013, certain regulatory tracker mechanisms which are currently recorded in Regulatory Liabilities had been recorded in Accrued Revenue and Other Current Liabilities on the Consolidated Balance Sheets. Amounts previously reported have been reclassified to conform to current year presentation.

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2013, September 30, 2012 and December 31, 2012.

	September 30,		December 31,
Accrued Revenue ($millions)	2013	2012	2012
Regulatory Assets – Current	$33.0	$38.1	$51.9
Unbilled Revenues	7.2	6.4	11.5

Total Accrued Revenue	$40.2	$44.5	$63.4

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2013, September 30, 2012 and December 31, 2012, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $56.7 million, $50.3 million, and $51.4 million, respectively. Prior to December 31, 2012, the cost of removal amounts had been recorded in Accumulated Depreciation on the Consolidated Balance Sheets.

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2013, September 30, 2012 and December 31, 2012.

	September 30,		December 31,
Gas Inventory ($millions)	2013	2012	2012
Natural Gas	$0.8	$0.5	$0.6
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$1.2	$1.0	$1.1

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. Prior to March 31, 2013, the exchange gas amounts had been recorded in Gas Inventory on the Company’s Consolidated Balance Sheets. Amounts previously reported have been reclassified to conform to current year presentation. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2013, September 30, 2012 and December 31, 2012.

	September 30,		December 31,
Exchange Gas Receivable ($millions)	2013	2012	2012
Northern Utilities	$11.8	$10.6	$8.7
Fitchburg	1.0	0.7	0.7

Total Exchange Gas Receivable	$12.8	$11.3	$9.4

Energy Supply Obligations – The following table and discussion summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($millions)	2013	2012	2012
Current:
Exchange Gas Obligation	$11.8	$10.6	$8.7
Renewable Energy Portfolio Standards	2.7	4.4	4.2
Power Supply Contract Divestitures	0.9	2.8	0.9

Total Energy Supply Obligations – Current	$15.4	$17.8	$13.8
Long-Term:
Power Supply Contract Divestitures	$2.7	$3.6	$3.3

Total Energy Supply Obligations	$18.1	$21.4	$17.1

Exchange Gas Obligation – As discussed above, Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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

Fitchburg has a contract for energy procurement with a renewable energy developer which began commercial production in September 2013. No deliveries have occurred to date under this contract. Fitchburg will recover its costs under this contract through a regulatory approved cost tracker rate mechanism.

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

Massachusetts Green Communities Act – In compliance with the Massachusetts Green Communities Act, discussed below in Note 6, Regulatory Matters, in August 2013 Fitchburg entered into a series of long-term renewable energy contracts with renewable energy developers for energy procurement. No activity has occurred to date under these contracts and the contracts remain subject to approval by the MDPU. The anticipated commercial operation start dates of the renewable energy facilities are late 2014 through the end of 2016. Fitchburg will recover its costs under these contracts through a regulatory approved cost tracker rate mechanism.

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

Derivatives – The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that none of its energy supply contracts, other than the regulatory approved hedging program, described below, qualifies as a derivative instrument under the guidance set forth in the FASB Codification.

The Company has a regulatory approved hedging program for Northern Utilities designed to fix a portion of its gas supply costs for the coming year of service. In order to fix these costs, the Company purchases natural gas futures and options contracts on the New York Mercantile Exchange (NYMEX) that correspond to the associated delivery month. Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through a regulatory commission approved recovery mechanism. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Purchased Gas when the gains and losses are passed through to customers in accordance with rate reconciling mechanisms.

As of September 30, 2013, September 30, 2012 and December 31, 2012, the Company had 2.6 billion, 2.1 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	September 30, 2013	September 30, 2012	December 31, 2012
Derivative Assets
Natural Gas Futures Contracts	Prepayments and Other	$—	$—	$—
Natural Gas Futures Contracts	Other Noncurrent Assets	0.1	0.2	—

Total Derivative Assets		$0.1	$0.2	$—

Derivative Liabilities
Natural Gas Futures Contracts	Other Current Liabilities	$0.4	$1.0	$0.7
Natural Gas Futures Contracts	Other Noncurrent Liabilities	—	—	—

Total Derivative Liabilities		$0.4	$1.0	$0.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of (Gain) / Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.1	$(0.7)	$0.7	$0.7
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(1):
Purchased Gas	$0.2	$—	$1.1	$2.2

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company.

The Allowance for Doubtful Accounts as of September 30, 2013, September 30, 2012 and December 31, 2012, which are included in Accounts Receivable, net on the accompanying unaudited Consolidated Balance Sheets, are as follows:

	September 30,		December 31,
	2013	2012	2012
Allowance for Doubtful Accounts	$2.5	$2.7	$1.9

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

Recently Issued Pronouncements – There are no recently issued pronouncements applicable to the Company that have not already been adopted.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
09/18/13	11/15/13	11/01/13	$ 0.345
06/05/13	08/15/13	08/01/13	$ 0.345
03/28/13	05/15/13	05/01/13	$ 0.345
01/17/13	02/15/13	02/01/13	$ 0.345

09/19/12	11/15/12	11/01/12	$ 0.345
06/06/12	08/15/12	08/01/12	$ 0.345
03/22/12	05/15/12	05/01/12	$ 0.345
01/17/12	02/15/12	02/01/12	$ 0.345

NOTE 3 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades under the symbol “UTL”.

The Company had 13,831,624, 13,769,376 and 13,780,601 of common shares outstanding at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

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

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2013, the Company sold 29,783 shares of its common stock, at an average price of $28.73 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) Plan resulting in net proceeds of approximately $856,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan – The Company maintains the Unitil Corporation Second Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including awards of restricted shares (Restricted Shares), or of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

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

Restricted Shares

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

On February 4, 2013, 21,240 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of $564,134. There were 53,480 and 53,942 non-vested shares under the Stock Plan as of September 30, 2013 and 2012, respectively. The weighted average grant date fair value of these shares was $25.99 and $24.67, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $0.6 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.6 years. There were no forfeitures or cancellations under the Stock Plan during the nine months ended September 30, 2013.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2013 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2012	3,883	$27.39
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	141	$28.72
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2013	4,024	$27.44

There were no Restricted Stock Units outstanding as of September 30, 2012. On October 1, 2013 there were 15,300 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors. The fair value of liabilities associated with the cash portion of fully-vested Restricted Stock Units is approximately $0.1 million, zero and approximately $0.1 million as of September 30, 2013, September 30, 2012 and December 31, 2012, respectively, and is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

Preferred Stock

Details on preferred stock at September 30, 2013, September 30, 2012 and December 31, 2012 are shown below:

	September 30,		December 31,
	2013	2012	2012
Preferred Stock
Unitil Energy Preferred Stock, Non-Redeemable, Non-Cumulative:
6.00% Series, $100 Par Value,	$0.2	$0.2	$0.2
Fitchburg Preferred Stock, Redeemable, Cumulative:
5.125% Series, $100 Par Value	—	0.8	—
8.00% Series, $100 Par Value	—	1.0	—

Total Preferred Stock	$0.2	$2.0	$0.2

There were 2,250 shares of Unitil Energy’s 6.00% Series Preferred Stock outstanding at September 30, 2013, September 30, 2012 and December 31, 2012.

There were 7,823 shares of Fitchburg’s 5.125% Series Preferred Stock and 9,654 shares of Fitchburg’s 8.00% Series Preferred Stock outstanding at September 30, 2012. On December 1, 2012, Fitchburg redeemed and retired the two outstanding issues of its Redeemable, Cumulative Preferred Stock. The 8.00% Series was redeemed at par (aggregate par value of $965,400). The 5.125% Series was redeemed at par plus a premium of 1.28% (aggregate value of $792,313). Fitchburg used operating cash to effect this transaction.

There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2013 and in the three months ended September 30, 2012. There were $0.1 million of total dividends declared on Preferred Stock in the nine months ended September 30, 2012.

NOTE 4 – LONG-TERM DEBT, CREDIT ARRANGEMENTS AND GUARANTEES

Long-Term Debt

Details on long-term debt at September 30, 2013, September 30, 2012 and December 31, 2012 are shown below ($ Millions):

	September 30,		December 31,
	2013	2012	2012
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities, Inc.:
Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite State Gas Transmission, Inc.:
Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	2.5	3.0	2.8

Total Long-Term Debt	287.5	288.0	287.8
Less: Current Portion	0.6	0.5	0.5

Total Long-term Debt, Less Current Portion	$286.9	$287.5	$287.3

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

(Millions)	September 30,		December 31,
	2013	2012	2012
Estimated Fair Value of Long-Term Debt	$326.7	$343.6	$349.7

Credit Arrangements

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders which amended and restated in its entirety the Company’s prior credit agreement, dated as of November 26, 2008, as amended. The Credit Facility extends to October 4, 2018 and provides for a new borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.375%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as September 30, 2013, September 30, 2012 and December 31, 2012:

	Credit Facility (millions)
	September 30,			December 31,
	2013		2012	2012
Limit	$60.0	(1)	$60.0	$60.0
Outstanding	$43.6		$24.1	$49.4
Available	$16.4		$35.9	$10.6

(1)	Effective October 4, 2013, the Credit Facility borrowing limit was increased to $120 million.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2013, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There were obligations of $11.8 million, $10.6 million and $10.7 million outstanding at September 30, 2013, September 30, 2012 and December 31, 2012, respectively, related to these asset management agreements. There were no amounts of natural gas inventory released in September 2013 and payable in October 2013 that were recorded in Accounts Payable at September 30, 2013. There were no amounts of natural gas inventory released in September 2012 and payable in October 2012 that were recorded in Accounts Payable at September 30, 2012. The amount of natural gas inventory released in December 2012 and payable in January 2013 is $2.1 million and is recorded in Accounts Payable at December 31, 2012.

Guarantees

The Company also provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2013, there were approximately $18.5 million of guarantees outstanding and the longest term guarantee extends through October 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2013, the principal amount outstanding for the 8% Unitil Realty notes was $2.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of September 30, 2013, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2013 and September 30, 2012 (Millions):

	Electric	Gas	Other	Non- Regulated	Total
Three Months Ended September 30, 2013
Revenues	$52.1	$18.9	$—	$1.5	$72.5
Segment Profit (Loss)	2.6	(1.9)	(0.4)	0.3	0.6
Capital Expenditures	6.1	20.1	1.4	—	27.6

Three Months Ended September 30, 2012
Revenues	$49.5	$20.3	$—	$1.5	$71.3
Segment Profit	2.5	(2.4)	—	0.4	0.5
Capital Expenditures	6.1	16.8	0.6	—	23.5

Nine Months Ended September 30, 2013
Revenues	$140.9	$111.8	$—	$4.4	$257.1
Segment Profit	6.0	4.1	0.3	0.9	11.3
Capital Expenditures	16.5	44.6	3.5	—	64.6
Segment Assets	409.6	474.2	4.9	6.5	895.2

Nine Months Ended September 30, 2012
Revenues	$143.0	$107.2	$—	$4.1	$254.3
Segment Profit	5.1	3.0	—	1.0	9.1
Capital Expenditures	15.5	29.9	2.0	—	47.4
Segment Assets	399.8	430.1	5.8	6.2	841.9

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

Regulatory Matters

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects. In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013.

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

Northern Utilities – Base Rates Filed – In April 2013, Northern Utilities filed separate rate cases, with the NHPUC and MPUC, respectively, requesting approval to increase its natural gas distribution base rates. In New Hampshire, the Company requested an increase of $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. In Maine, the Company requested an increase of $4.6 million in gas distribution base revenue or approximately 6.3 percent over test year operating revenue. Both filings include proposed multi-year rate plans that include cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. In New Hampshire Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013 and the Company expects a final rate order from the NHPUC in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013. In Maine, the Company is currently in settlement discussions with the Staff of the MPUC and the Maine Office of Public Advocate to resolve any remaining outstanding issues. Any settlement agreement among the parties in the Northern Utilities Maine rate case is subject to approval by the MPUC. The Company expects a final rate order from the MPUC by the end of 2013.

Fitchburg – Electric Base Rates Filed – In July 2013, Fitchburg filed a rate case with the MDPU requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to two severe storms in 2011, Tropical Storm Irene and the October snowstorm, and Superstorm Sandy in 2012. The filing includes a proposed modified revenue decoupling mechanism by means of either a capital cost adjustment mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposed major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review and approval with final rate orders expected in the second quarter of 2014.

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

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

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

On August 3, 2012, the Governor of Massachusetts signed into law “An Act Relative to Competitively Priced Electricity in the Commonwealth”, which both increases electric distribution companies’ obligations to purchase renewable energy resources and the availability of net metering. This act also includes changes to the MDPU’s ratemaking procedures and authority for reviewing mergers and acquisitions for electric and gas distribution companies. With these changes, electric distribution companies are required to file rate schedules every five years, and gas distribution companies every ten years. The MDPU has also opened a proceeding, as mandated by the act, to establish a cost-based rate design for costs that are currently recovered from distribution customers through a reconciling factor. Fitchburg has participated with the other electric utilities in Massachusetts and contracted for its pro-rata share of six renewable energy projects. The contracts were submitted to MDPU for approval on September 20, 2013. No deliveries have occurred to date under these contracts. Fitchburg will recover its costs under these contracts through a regulatory approved cost tracker rate mechanism.

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

In early 2009, a putative class action complaint was filed against Unitil Corporation’s (the “Company”) Massachusetts based utility, Fitchburg Gas and Electric Light Company (Fitchburg), in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. As a result of this decision, the lawsuit would now proceed with only the twelve named plaintiffs seeking damages; however, the plaintiffs have appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”). The SJC has accepted the matter for review. The Town of Lunenburg has also filed a separate action in Massachusetts Worcester County Superior Court arising out of the December 2008 ice storm. The parties to this action have agreed to put this matter on hold pending the decision of the Supreme Judicial Court in Bellermann. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 5 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2012 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2013.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in compliance with applicable environmental and safety laws and regulations, and the Company believes that as of September 30, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg is in the process of implementing a permanent remediation solution of a former manufactured gas plant (MGP) site at Sawyer Passway, located in Fitchburg, Massachusetts. Included in Environmental Obligations on the Company’s unaudited Consolidated Balance Sheets at September 30, 2013 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities continue. Additionally, Northern Utilities finalized a long-term lease on the property to redevelop the Portland site as a possible boat repair facility with the lease proceeds being used to offset remediation costs. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at September 30, 2013 are accrued liabilities totaling $1.8 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $1.1 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at September 30, 2013 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

NOTE 8: INCOME TAXES

The Company filed its federal tax return for the year ended December 31, 2012 in September 2013 and recognized a net operating loss (NOL) of $19.3 million principally due to bonus depreciation and tax repair expense allowed in the period. Cumulatively, for tax periods through December 31, 2012, the Company has generated federal and state NOL carryforward assets of $15.4 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2012, the Company had $1.5 million of Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

In the third quarter of 2013, the State of Massachusetts eliminated the classification of Public Service Corporation for utilities and now all public service entities, including utilities, will be taxed at the Massachusetts 8% corporate rate effective tax years beginning after January 1, 2014. Additionally, corporations in Massachusetts will now be able to carryforward NOLs created after January 1, 2014.

The Company evaluated its tax positions at September 30, 2013 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2010; December 31, 2011; and December 31, 2012.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2013	2012
Used to Determine Plan Costs
Discount Rate	4.00%	4.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2013	2012	2013	2012	2013	2012
Service Cost	$893	$807	$630	$517	$19	$72
Interest Cost	1,142	1,158	612	576	60	53
Expected Return on Plan Assets	(1,488)	(1,347)	(180)	(174)	—	—
Prior Service Cost Amortization	52	47	425	432	2	3
Transition Obligation Amortization	—	—	—	5	—	—
Actuarial Loss Amortization	1,057	904	197	32	46	16

Sub-total	1,656	1,569	1,684	1,388	127	144
Amounts Capitalized and Deferred	(805)	(703)	(808)	(571)	—	—

Net Periodic Benefit Cost Recognized	$851	$866	$876	$817	$127	$144

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2013	2012	2013	2012	2013	2012
Service Cost	$2,680	$2,420	$1,892	$1,550	$55	$217
Interest Cost	3,425	3,475	1,836	1,727	181	158
Expected Return on Plan Assets	(4,466)	(4,042)	(541)	(521)	—	—
Prior Service Cost Amortization	156	141	1,275	1,296	8	9
Transition Obligation Amortization	—	—	—	16	—	—
Actuarial Loss Amortization	3,172	2,712	590	97	138	47

Sub-total	4,967	4,706	5,052	4,165	382	431
Amounts Capitalized and Deferred	(2,189)	(1,984)	(2,255)	(1,551)	—	—

Net Periodic Benefit Cost Recognized	$2,778	$2,722	$2,797	$2,614	$382	$431

Employer Contributions – During the nine months ended September 30, 2013, the Company made contributions of $3.7 million to its Pension Plan and contributions of $2.5 million to its PBOP Plan. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2013 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

During the nine months ended September 30, 2013, the Company made $40,000 of contributions to the SERP Plan. The Company presently anticipates contributing an additional $13,000 to the SERP Plan in 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2013 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended September 30, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/13 – 7/31/13	—	—	—	$83,834
8/1/13 – 8/31/13	—	—	—	$83,834
9/1/13 – 9/30/13	277	$28.10	277	$76,050

Total	277		277

(1)	All purchases were made pursuant to the Company’s 2013 Trading Plan (as defined below).
(2)

On March 28, 2013, the Company adopted a new written trading plan under Rule 10b5-1 (the 2013 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the equity portion of its Directors’ annual retainer for those Directors who have elected to receive shares of common stock. On March 29, 2013, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2013 Trading Plan. The 2013 Trading Plan provides for the repurchase of up to $91,800 worth of shares of the Company’s common stock during its term. The 2013 Trading Plan became effective on March 28, 2013 and will terminate on March 28, 2014. The Company may suspend or terminate the 2013 Trading Plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act or other applicable securities laws.

Item 5.	Other Information

On October 23, 2013, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2013. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2013 Announcing Earnings For the Quarter Ended September 30, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 23, 2013	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 23, 2013	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2013 Announcing Earnings For the Quarter Ended September 30, 2013.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith