Form 10-K
period 2013-12-31
UNITIL CORP
filed 2014-01-29
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on June 30, 2013, the aggregate market value of common stock held by non-affiliates of the registrant was $392,955,494.

The number of the registrant’s common shares outstanding was 13,842,877 as of January 24, 2014.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2014 are incorporated by reference into Part III of this Report

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT

This report and the documents incorporated by reference into this report contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the future operations of the Company (as such term is defined in Part I, Item I (Business)), are forward-looking statements.

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

i

Many of these risks are beyond the Company’s control. Any forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for the Company to predict all of these factors, nor can the Company assess the impact of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements.

ii

PART I

Item 1.	Business

UNITIL CORPORATION

In this Annual Report on Form 10-K, the “Company”, “Unitil”, “we”, and “our” refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise. Unitil is a public utility holding company and was incorporated under the laws of the State of New Hampshire in 1984. The following companies are wholly-owned subsidiaries of Unitil:

Company Name	State and Year of Organization	Principal Business

Unitil Energy Systems, Inc. (Unitil Energy)	NH - 1901	Electric Distribution Utility

Fitchburg Gas and Electric Light Company (Fitchburg)	MA - 1852	Electric & Natural Gas Distribution Utility

Northern Utilities, Inc. (Northern Utilities)	NH - 1979	Natural Gas Distribution Utility

Granite State Gas Transmission, Inc. (Granite State)	NH - 1955	Natural Gas Transmission Pipeline

Unitil Power Corp. (Unitil Power)	NH - 1984	Wholesale Electric Power Utility

Unitil Service Corp. (Unitil Service)	NH - 1984	Utility Service Company

Unitil Realty Corp. (Unitil Realty)	NH - 1986	Real Estate Management

Unitil Resources, Inc. (Unitil Resources)	NH - 1993	Non-regulated Energy Services

Usource Inc. and Usource L.L.C. (collectively Usource)	DE - 2000	Energy Brokering Services

Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 178,300 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 102,400 electric customers and 75,900 natural gas customers.

	Customers Served as of December 31, 2013
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	62,818	10,970	73,788
Fitchburg	24,874	3,731	28,605

Total Electric	87,692	14,701	102,393

Natural Gas:
Northern Utilities	43,659	16,646	60,305
Fitchburg	13,957	1,658	15,615

Total Natural Gas	57,616	18,304	75,920

Total Customers Served	145,308	33,005	178,313

Unitil’s distribution utilities had an investment in Net Utility Plant of $665.6 million at December 31, 2013. Unitil’s total operating revenue was $366.9 million in 2013. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations.

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

Unitil also has three other wholly-owned non-utility subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource) are indirect subsidiaries that are wholly-owned by Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. For segment information relating to each segment’s revenue, earnings and assets, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

OPERATIONS

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $170.4 million for 2013, which represents about 46% of Unitil’s total operating revenue.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. As a result of a restructuring of the gas utility industry, Northern Utilities’ commercial and industrial (C&I) customers and Fitchburg’s residential and C&I customers have the opportunity to purchase their natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through Northern Utilities and Fitchburg under regulated rates and tariffs. Northern Utilities and Fitchburg purchase natural gas from unaffiliated wholesale suppliers and recover the actual costs of these supplies on a pass-through basis through reconciling rate mechanisms that are periodically adjusted.

Natural gas is supplied and distributed by Northern Utilities to approximately 60,300 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2013 gas operating revenue was $133.7 million, of which approximately 39% was derived from residential firm sales and 61% from commercial/industrial firm sales.

Natural gas is supplied and distributed by Fitchburg to approximately 15,600 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2013 gas operating revenue was $31.1 million, of which approximately 52% was derived from residential firm sales and 48% from commercial/industrial firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $5.6 million for 2013. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, to third-party marketers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $190.7 million for 2013, which represents about 52% of Unitil’s total operating revenue.

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

Unitil Energy distributes electricity to approximately 73,800 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2013 electric operating revenue was $136.7 million, of which approximately 55% was derived from residential sales and 45% from C&I sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is supplied and distributed by Fitchburg to approximately 28,600 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries and educational institutions. Fitchburg’s 2013 electric operating revenue was $54.0 million, of which approximately 53% was derived from residential sales and 47% from C&I sales.

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

Non-Regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Revenue from Unitil’s non-regulated operations was $5.8 million in 2013.

The results of Unitil’s other non-utility subsidiaries, Unitil Service and Unitil Realty, and the holding company, are included in the Company’s consolidated results of operations. The results of these non-utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income. For segment information, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

RATES AND REGULATION

Rate Case Activity

Northern Utilities—Base Rates—Maine—On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine operations, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) to provide for annual adjustments to distribution base rates to recover costs associated with the Company’s investments in targeted operational and safety-related infrastructure replacement and upgrade projects. The TIRA will have an initial term of four years, and covers expenditures in each of the Calendar Years 2013, 2014, 2015, and 2016.

Northern Utilities—Base Rates—New Hampshire—In April 2013, Northern Utilities’ New Hampshire operations filed a rate case with the New Hampshire Public Utilities Commission (NHPUC) requesting approval to increase its natural gas distribution base rates by $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. The filing included a proposed multi-year rate plan that included cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The Company is currently in settlement discussions with the NHPUC and expects a final rate order from the NHPUC in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013.

Unitil Energy—Base Rates—Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund. On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012.

Granite State—Base Rates—In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013. Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects.

Fitchburg—Electric Base Rates Filed—In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms, Tropical Storm Irene, the October 2011 snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism by means of an annual revenue adjustment mechanism by either a capital cost tracker mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review with hearings scheduled throughout January 2014 and approval with final rate orders expected in the second quarter of 2014.

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; and Northern Utilities is regulated by the NHPUC and MPUC. Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most of Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

Also see Regulatory Matters in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.

NATURAL GAS SUPPLY

Unitil manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Northern Utilities’ C&I customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. Fitchburg’s residential and C&I business customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors. Many large and some medium C&I customers purchase their supplies from third-party suppliers, while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), to truck supplies to storage facilities within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 100,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.4 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round and seasonal transportation and underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2013, 69% of Unitil’s largest New Hampshire customers, representing 23% of total New Hampshire electric energy sales, and 78% of Unitil’s largest Massachusetts customers, representing 31% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. We believe that the concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. On July 31, 2012, the NHPUC approved Unitil Energy’s request to modify its Default Service solicitation to a process where 100% of the Default Service requirements are acquired for six months. Unitil Energy completed the transition to this procurement strategy in late 2013. Currently, Unitil Energy Default Service power supply contracts for small, medium and large customers are acquired every six months, are 12 months in duration and provide 100% of the supply requirements.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service energy supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s ISO-NE settlement account where Fitchburg procures electric supply through ISO-NE’s real-time market.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for its pro-rata share of electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity in the Commonwealth, and the MDPU’s regulations implementing the legislation. The facility associated with one of these contracts has been constructed and is operating. The other contracts are pending approval by the MDPU as well as subsequent facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU approved cost recovery mechanism.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Although Northern Utilities recently finalized a long-term lease on the Portland property, the State of Maine has announced its intention to acquire the site in the short-term for the expansion of the adjacent marine terminal. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs pending either State acquisition or until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg is in the process of seeking regulatory approval to implement a permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

Also, see Environmental Matters in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on Environmental Matters.

EMPLOYEES

As of December 31, 2013, the Company and its subsidiaries had 477 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2013, a total of 158 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 45 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 37 union employees of Northern Utilities’ Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; 37 union employees of Unitil Energy Systems covered by a separate CBA which expires on May 31, 2018 and 5 union employees of Unitil Service Corp. covered by a separate CBA which expires on May 31, 2016. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

AVAILABLE INFORMATION

The Internet address for the Company’s website is www.unitil.com. On its website, the Company makes available, free of charge, its Securities and Exchange Commission (SEC) fillings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as amendments to those reports. These reports are made available free of charge through the Investors section of Unitil’s website.

The Company’s current Code of Ethics was approved by Unitil’s Board of Directors on January 15, 2004. This Code of Ethics, along with any amendments or waivers, is also available on Unitil’s website.

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL”.

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Tuesday, April 22, 2014, at 10:30 a.m.

Transfer Agent

The Company’s transfer agent, Computershare Investor Services, is responsible for shareholder records, issuance of common stock, administration of the Dividend Reinvestment and Stock Purchase Plan, and the distribution of Unitil’s dividends and IRS Form 1099-DIV. Shareholders may contact Computershare at:

Computershare Investor Services

P.O. Box 30170

College Station, TX 77842-3170

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

The New England region in which the Company operates has been and will likely continue to be struck from time to time by severe weather events, including snow, wind and ice storms. These storms have in the past caused extensive damage to the Company’s utility operations and loss of service to the Company’s customers, and future severe weather events are likely to do so as well. If the Company cannot recover a significant amount of storm costs in its rates, or if the recovery of these costs is significantly delayed, then the Company’s financial condition and results of operations could be adversely affected. Please see the sections entitled Regulatory Matters in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operation) and Regulatory Matters in Note 8 (Commitments and Contingencies) to the Company’s Consolidated Financial Statements for a more detailed discussion of the effects of severe weather events on the Company’s financial condition and results of operations.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next year, is $12.7 million as of December 31, 2013, including $10.2 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

If the Company is unable to recover a significant amount of such stranded costs in its rates, or if the Company’s recovery of such stranded costs in its rates is significantly delayed, then the Company’s financial condition or results or operations could be adversely affected. Please see the sections entitled Regulatory Matters—Overview in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Regulatory Matters—Overview in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for a more detailed discussion of the effect of various regulatory matters on the Company and its subsidiaries.

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

The amount of cash contributions the Company is required to make in respect of its pension obligations is dependent upon the valuation of the capital markets. Adverse changes in the valuation of the capital markets could result in the Company being required to make substantial cash contributions in respect of its pension obligations. These cash contributions could have an adverse effect on the Company’s financial condition and results of operations if the Company is unable to recover a such costs in rates or if such recovery is significantly delayed. Please see the section entitled Critical Accounting Policies—Pension Benefit Obligations in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements for a more detailed discussion of the Company’ pension obligations.

Increases in interest rates could increase the Company’s interest expense and adversely affect the Company’s financial condition or results of operations.

The Company and its utility subsidiaries have ongoing capital expenditure and cash funding requirements, which they frequently fund by issuing short-term debt and long-term debt.

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition or results of operations. As of December 31, 2013, the Company had approximately $60.2 million in short-term debt outstanding under its revolving credit facility.

The Company’s long-term debt typically has fixed interest rates. Therefore, changes in interest rates will not affect the Company’s interest expense associated with its presently outstanding fixed rate long-term debt. However, an increase or decrease in interest rates may increase or decrease the Company’s interest expense associated with any new fixed rate long-term debt issued by the Company, which could adversely affect the Company’s financial condition or results of operations. See the sections entitled Liquidity, Commitments and Capital Requirements in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of the effects of changes in interest rates on the Company.

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

The terms of the Company’s and its subsidiaries’ indebtedness impose various restrictions on the Company’s business operations, including the ability of the Company and its subsidiaries to incur additional indebtedness. These restrictions could adversely affect the Company’s financial condition or results of operations. See the sections entitled Liquidity, Commitments and Capital Requirements in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of these restrictions.

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

You can expect the market price of our common stock to decline when our results of operations decline or at any time when events actually or potentially adverse to us or the natural gas and electric industry occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2013, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the 12 acres of land on which it is located.

The following tables detail certain of the Company’s natural gas and electric operations property.

Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	514	536	274	—	1,324
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	21,854	19,985	10,949	—	52,788

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,266	442	1,708
Conduit Distribution Bank Miles—Underground	210	60	270
Transmission and Distribution Substations	33	16	49
Capacity of Substations	215,100 kVa	441,700 kVa	656,800 kVa

The Company’s natural gas operations property includes two liquid propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and a liquid natural gas (LNG) storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (74%), coated and wrapped cathodically protected steel (18%), cast/wrought iron (5%), and unprotected bare and coated steel (3%). Fitchburg’s gas mains are primarily made up of steel (49%), polyethylene plastic (27%), and cast iron (24%).

Granite State’s underground natural gas transmission pipeline, regulated by the FERC, is located primarily in Maine and New Hampshire.

Unitil Energy’s electric substations are located on land owned by Unitil Energy or land occupied by Unitil Energy pursuant to perpetual easements in the southeastern seacoast and state capital regions of New Hampshire. Unitil Energy’s electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by Unitil Energy without objection by the owners. In the case of certain distribution lines, Unitil Energy owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telephone companies.

The physical utility properties of Unitil Energy, with certain exceptions, and its franchises are subject to its indenture of mortgage and deed of trust under which the respective series of first mortgage bonds of Unitil Energy are outstanding.

Fitchburg’s electric substations, with minor exceptions, are located in north central Massachusetts on land owned by Fitchburg or occupied by Fitchburg pursuant to perpetual easements. Fitchburg’s electric distribution lines and gas mains are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, express or implied through use by Fitchburg without objection by the owners.

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

Our common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2013, there were 1,518 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2013	2012
1st Quarter	$0.345	$0.345
2nd Quarter	0.345	0.345
3rd Quarter	0.345	0.345
4th Quarter	0.345	0.345

Total for Year	$1.38	$1.38

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.

	2013		2012
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$28.31	$26.01	$29.00	$26.25
2nd Quarter	$30.82	$27.65	$27.40	$24.76
3rd Quarter	$32.07	$27.78	$27.98	$26.23
4th Quarter	$31.94	$29.00	$27.51	$24.15

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2013, is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Second Amended and Restated 2003 Stock Plan(1)	N/A	N/A	492,436
Equity compensation plans not approved by security holders
N/A	N/A	N/A	N/A

Total	N/A	N/A	492,436

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)

(1)

The Second Amended and Restated 2003 Stock Plan, formerly known as the Restricted Stock Plan (the Plan), was approved by shareholders in April 2003, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 187,085 shares of restricted stock have been awarded to Plan participants through December 31, 2013, of which 2,021 were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2008 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2008.

Comparative Five-Year Total Returns

NOTE:

(1)

The graph above assumes $100 invested on December 31, 2008, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

Holders of record of the Company’s common stock, no par value, and the Company’s employees who hold shares of the Company’s common stock through the Company’s Tax Deferred Savings and Investment Plan are eligible to participate in the Company’s Dividend Reinvestment and Stock Purchase Plan (DRSPP). Pursuant to the DRSPP, participants may automatically reinvest dividends on the Company’s common stock and/or invest cash payments in shares of the Company’s common stock. The Company recently discovered that it was not eligible to use the registration statement on Form S-3 that it previously filed with the SEC to register the shares of its common stock to be issued under the DRSPP when it continued to sell shares to participants in the DRSPP during 2013. During 2013, the Company sold a total of approximately 22,403 shares of common stock to participants in the DRSPP for an aggregate of $652,083. These sales were not registered under the Securities Act of 1933, as amended, and may not have been made pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company used, or will use, the proceeds from these sales for general corporate purposes.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 28, 2013, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $91,800 in value of shares have been purchased or, if sooner, on March 28, 2014.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/13 – 10/31/13	2,044	$29.34	2,044	$16,079
11/1/13 – 11/30/13	—	—	—	$16,079
12/1/13 – 12/31/13	260	$29.91	260	$8,303

Total	2,304	$29.40	2,304

Item 6.	Selected Financial Data

For the Years Ended December 31,	2013	2012	2011	2010	2009

(all data in millions except shares, % and per share data) Consolidated Statements of Earnings:

Operating Revenue	$366.9	$353.1	$352.8	$358.4	$367.0

Operating Income	53.5	47.5	47.2	32.5	31.5

Interest Expense, net	18.8	18.1	20.4	18.1	15.8

Other Expense (Income), net	0.4	0.2	0.4	0.3	0.3

Income Before Income Taxes	34.3	29.2	26.4	14.1	15.4

Income Taxes	12.7	11.0	10	4.5	5.4

Net Income	21.6	18.2	16.4	9.6	10.0

Dividends on Preferred Stock	—	0.1	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$21.6	$18.1	$16.3	$9.5	$9.9

Balance Sheet Data (as of December 31,):

Utility Plant (Original Cost)	$909.1	$833.2	$776.9	$728.4	$682.7

Total Assets	$920.6	$892.3	$856.1	$806.8	$766.0

Capitalization:

Common Stock Equity	$265.0	$260.4	$191.7	$189.0	$193.1

Preferred Stock	0.2	0.2	2.0	2.0	2.0

Long-Term Debt, less current portion	284.8	287.3	287.8	288.3	248.9

Total Capitalization	$550.0	$547.9	$481.5	$479.3	$444.0

Current Portion of Long-Term Debt	$2.5	$0.5	$0.5	$0.5	$0.4

Short-term Debt	$60.2	$49.4	$87.9	$66.8	$64.5

Capital Structure Ratios (as of December 31,):

Common Stock Equity	48%	47%	40%	39%	43%

Preferred Stock	1%	1%	1%	1%	1%

Long-Term Debt	51%	52%	59%	60%	56%

Earnings Per Share Data:

Earnings Per Average Share	$1.57	$1.43	$1.50	$0.88	$1.03

Common Stock Data:

Shares of Common Stock—(Diluted Weighted Average Outstanding, 000’s)	13,775	12,672	10,883	10,824	9,647

Dividends Paid Per Share	$1.38	$1.38	$1.38	$1.38	$1.38

Book Value Per Share (Year-End)	$19.14	$18.90	$17.50	$17.35	$17.83

Electric and Gas Sales:

Electric Distribution Sales (Millions kWh)	1,668.3	1,653.8	1,682.1	1,691.1	1,618.8

Firm Natural Gas Distribution Sales (Millions Therms)	200.7	181.3	186.9	172.9	178.7

Customers Served (Year-End):

Electric:

Residential	87,692	87,062	86,780	86,344	86,055

Commercial & Industrial	14,701	14,612	14,574	14,514	14,443

Total Electric	102,393	101,674	101,354	100,858	100,498

Natural Gas:

Residential	57,616	56,745	55,663	54,944	54,208

Commercial & Industrial	18,304	16,977	16,232	15,807	15,763

Total Natural Gas	75,920	73,722	71,895	70,751	69,971

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 178,300 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 102,400 electric customers and 75,900 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $665.6 million at December 31, 2013. Unitil’s total revenue was $366.9 million in 2013, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and consulting services to a national client base of large commercial and industrial customers. Usource’s total revenues were $5.8 million in 2013. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

Rate Case Activity

Northern Utilities—Base Rates—Maine—On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine operations, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) to provide for annual adjustments to distribution base rates to recover costs associated with the Company’s investments in targeted operational and safety-related infrastructure replacement and upgrade projects. The TIRA will have an initial term of four years, and covers expenditures in each of the Calendar Years 2013, 2014, 2015, and 2016.

Northern Utilities—Base Rates—New Hampshire—In April 2013, Northern Utilities’ New Hampshire operations filed a rate case with the New Hampshire Public Utilities Commission (NHPUC)

requesting approval to increase its natural gas distribution base rates by $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. The filing included a proposed multi-year rate plan that included cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The Company is currently in settlement discussions with the NHPUC and expects a final rate order from the NHPUC in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013.

Unitil Energy—Base Rates—Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund. On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012.

Granite State—Base Rates—In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013. Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects.

Fitchburg—Electric Base Rates Filed—In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms, Tropical Storm Irene, the October 2011 snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism by means of an annual revenue adjustment mechanism by either a capital cost tracker mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review with hearings scheduled throughout January 2014 and approval with final rate orders expected in the second quarter of 2014.

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; and Northern Utilities is regulated by the NHPUC and MPUC. Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

As a result of a restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most of Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through the distribution utilities under regulated energy rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale suppliers and recover the actual approved costs of these supplies on a pass-through basis, as well as certain costs associated with industry restructuring, through reconciling rate mechanisms that are periodically adjusted.

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

Net Income and EPS Overview

2013 Compared to 2012—The Company’s Earnings Applicable to Common Shareholders were $21.6 million and $1.57 per share for the year ended December 31, 2013, an improvement of $3.5 million and $0.14 per share compared to 2012. Results for 2013 were driven by increases in natural gas and electric sales margins, partially offset by higher utility operating costs. Also, earnings per share reflect the sale of 2,760,000 common shares on May 16, 2012, discussed above.

Natural gas sales margins were $85.2 million in 2013, an increase of $9.0 million compared to 2012. Natural gas sales margins in 2013 were positively affected by higher therm unit sales, a growing customer base and higher base distribution rates. Therm sales of natural gas increased 10.7% in 2013 compared to

2012, driven by the colder winter weather in 2013 compared to 2012 coupled with strong growth in the number of new residential and commercial and industrial (C&I) customers. Based on weather data collected in the Company’s service areas, there were 16% more Heating Degree Days in 2013 compared to 2012. Weather-normalized gas therm sales, excluding decoupled sales, in 2013 are estimated to be up 4.2% compared to 2012. Approximately 11% of Unitil’s natural gas therm sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Electric sales margins were $76.2 million in 2013, an increase of $4.3 million compared to 2012, reflecting higher electric kilowatt-hour (kWh) sales and higher electric base distribution rates. Electric kWh sales increased 0.9% in 2013 compared to 2012, driven by the colder winter weather in 2013 compared to 2012 coupled with the addition of new residential and C&I customers. Electric sales margins in 2013 also reflect higher recovery of $1.3 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.7 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in operating expenses, discussed below.

Approximately 27% of Unitil’s electric kWh sales are decoupled and changes in these sales due to the weather do not affect sales margins.

Total Operation & Maintenance (O&M) expenses increased $4.0 million in 2013 compared to 2012. The change in O&M expenses reflects higher utility operating costs of $1.9 million, higher compensation and benefit costs of $1.0 million, higher professional fees of $0.9 million and higher all other O&M expenses, net of $0.2 million. The increase in utility operating costs includes $1.3 million in new spending on vegetation management programs which is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period.

Depreciation and Amortization expense increased $2.6 million in 2013 compared to 2012, reflecting higher depreciation of $1.6 million on normal utility plant additions, higher amortization of major storm restoration costs of $0.7 million and an increase in all other amortization of $0.3 million. The increase in major storm restoration cost amortization is also recovered in current electric rates.

Taxes Other Than Income Taxes increased $1.0 million in 2013 compared to 2012, reflecting higher local property taxes on higher levels of utility plant in service.

Other Expense (Income), net increased $0.2 million in 2013 compared to 2012.

Interest Expense, net increased $0.7 million in 2013 compared to 2012 reflecting lower net interest income on regulatory assets, partially offset by lower average rates on lower short-term borrowings.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $5.8 million in 2013, an increase of $0.3 million compared to 2012. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Income Taxes increased $1.7 million in 2013 due to higher pre-tax earnings in 2013 compared to 2012.

In 2013, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2014 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share.

2012 Compared to 2011—The Company’s Earnings Applicable to Common Shareholders were $18.1 million for the year ended December 31, 2012, an increase of $1.8 million, or 11%, over the $16.3 million the Company earned in 2011. Earnings per common share (EPS) were $1.43 for 2012 compared to $1.50 per share in 2011. As discussed above, the 2012 EPS reflect the higher number of average shares outstanding year over year. The results for 2012 were positively affected by higher natural gas and electric sales margins due to higher distribution rates and new customer growth. Margins were negatively affected in 2012 by the effect on sales of fluctuations in seasonal weather conditions year over year. The Company estimates that the mild weather in 2012 negatively impacted earnings for the gas division by about $1.6 million, or $0.13 per share, and the electric division by about $0.1 million, or $0.01 per share. According to the National Oceanic and Atmospheric Administration, 2012 was the warmest year on record for the northeast region of the United States, in which the Company’s service areas are located.

A more detailed discussion of the Company’s 2013 and 2012 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas increased 10.7% in 2013 compared to 2012. Sales to residential and C&I customers increased 14.4% and 9.8%, respectively, in 2013 compared to 2012. The increase in gas therm sales in the Company’s utility service areas was driven by the colder winter weather in 2013 compared to 2012 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 16% more Heating Degree Days in 2013 compared to 2012. Weather-normalized gas therm sales, excluding decoupled sales, in 2013 are estimated to be up 4.2% compared to 2012. Approximately 11% of the Company’s total therm sales of natural gas are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

Unitil’s total therm sales of natural gas decreased 3.0% in 2012 compared to 2011. The decrease in gas therm sales in the Company’s utility service areas reflects the effect of milder winter weather in 2012 compared to 2011. Based on weather data collected in the Company’s service areas, there were 11% and 16% fewer Heating Degree Days in 2012 compared to 2011 and normal, respectively. Weather-normalized gas therm sales (excluding decoupled sales) in 2012 are estimated to be 3.3% higher compared to 2011. The increase in weather-normalized gas therm sales reflects the addition of new residential and C&I customers during the year.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Therms	%	Therms	%
Residential	39.8	34.8	37.7	5.0	14.4%	(2.9)	(7.7%)
Commercial / Industrial	160.9	146.5	149.2	14.4	9.8%	(2.7)	(1.8%)

Total Therm Sales	200.7	181.3	186.9	19.4	10.7%	(5.6)	(3.0%)

Gas Operating Revenues and Sales Margin—The following table details Total Gas Operating Revenue and Gas Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%(1)	$	%(1)
Gas Operating Revenue:
Residential	$68.5	$65.3	$65.1	$3.2	2.0%	$0.2	0.1%
Commercial / Industrial	101.9	95.3	94.1	6.6	4.1%	1.2	0.8%

Total Gas Operating Revenue	$170.4	$160.6	$159.2	$9.8	6.1%	$1.4	0.9%

Cost of Gas Sales	$85.2	$84.4	$91.3	$0.8	0.5%	$(6.9)	(4.3%)

Gas Sales Margin	$85.2	$76.2	$67.9	$9.0	5.6%	$8.3	5.2%

(1)	Represents change as a percent of Total Gas Operating Revenue.

The Company analyzes operating results using Gas Sales Margin. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas Operating Revenue because the approved cost of sales are tracked costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue.

Natural gas sales margins were $85.2 million in 2013, an increase of $9.0 million compared to 2012, reflecting higher gas distribution rates of $4.0 million, higher gas therm sales of $2.6 million and customer growth of $2.4 million.

The increase in Total Gas Operating Revenues of $9.8 million, or 6.1%, in 2013 compared to 2012 reflects higher gas sales margins of $9.0 million and higher costs of sales of $0.8 million, which are tracked costs that are passed through directly to customers.

Natural gas sales margins were $76.2 million in 2012, or an increase of $8.3 million compared to 2011, reflecting higher gas distribution rates of $12.9 million and customer growth of $1.8 million, partially offset by lower gas therm sales of $1.9 million, and the recovery, in 2011, of $4.5 million of Cost of Gas Sales costs that had been charged off in a prior period.

The increase in Total Gas Operating Revenues of $1.4 million, or 0.9%, in 2012 compared to 2011 reflects higher gas sales margins of $8.3 million. These higher gas sales margins were partially offset by lower Cost of Gas Sales of $6.9 million, which are tracked costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales increased 0.9% in 2013 compared to 2012. Sales to residential and C&I customers increased 1.9% and 0.1%, respectively, in 2013 compared to 2012, driven by the effect of colder winter weather in 2013 compared to 2012 coupled with the addition of new residential and C&I customers. Approximately 27% of Unitil’s total electric kWh sales are decoupled and changes in these sales do not affect sales margins. Under revenue decoupling for Fitchburg, distribution revenues, which are included in sales margin, have been recognized in the Company’s Consolidated Statements of Earnings from August 1, 2011 forward, on established revenue targets and are no longer dependent on sales volumes.

Unitil’s total electric kWh sales decreased 1.7% in 2012 compared to 2011, primarily reflecting the effect of milder winter weather in 2012 compared to 2011. As discussed above, there were 11% and 16% fewer Heating Degree Days in 2012 compared to 2011 and normal, respectively. Weather-normalized kWh sales (excluding decoupled sales) in 2012 are estimated to be about the same compared to 2011.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	kWh	%	kWh	%
Residential	690.9	677.7	682.8	13.2	1.9%	(5.1)	(0.7%)
Commercial / Industrial	977.4	976.1	999.3	1.3	0.1%	(23.2)	(2.3%)

Total kWh Sales	1,668.3	1,653.8	1,682.1	14.5	0.9%	(28.3)	(1.7%)

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Electric Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%(1)	$	%(1)
Electric Operating Revenue:
Residential	$104.1	$102.2	$100.8	$1.9	1.0%	$1.4	0.7%
Commercial / Industrial	86.6	84.8	87.3	1.8	1.0%	(2.5)	(1.3%)

Total Electric Operating Revenue	$190.7	$187.0	$188.1	$3.7	2.0%	$(1.1)	(0.6%)

Cost of Electric Sales	$114.5	$115.1	$120.5	$(0.6)	(0.3%)	$(5.4)	(2.9%)

Electric Sales Margin	$76.2	$71.9	$67.6	$4.3	2.3%	$4.3	2.3%

(1)	Represents change as a percent of Total Electric Operating Revenue.

The Company analyzes operating results using Electric Sales Margin. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues because the approved cost of sales are tracked costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues.

Electric sales margins were $76.2 million in 2013, an increase of $4.3 million compared to 2012, reflecting higher electric distribution rates of $3.7 million, customer growth of $0.5 million and higher electric kWh sales of $0.1 million. As discussed previously, electric sales margins in 2013 reflect higher recovery of $1.3 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.7 million in the recovery of major storm restoration costs, which are offset by a corresponding increase in operating expenses.

The increase in Total Electric Operating Revenue of $3.7 million, or 2.0%, in 2013 compared to 2012 reflects higher electric sales margins of $4.3 million partially offset by lower costs of sales of $0.6 million, which are tracked costs that are passed through directly to customers.

Electric sales margins were $71.9 million in 2012, or an increase of $4.3 million compared 2011, reflecting higher electric distribution rates of $4.0 million and customer growth of $0.6 million, partially offset by reduced margins on lower unit sales of $0.3 million.

The decrease in Total Electric Operating Revenue of $1.1 million, or 0.6%, in 2012 compared to 2011 reflects lower Cost of Sales of $5.4 million, which are tracked costs that are passed through directly to customers. These lower costs of sales were partially offset by higher electric sales margins of $4.3 million.

Operating Revenue—Other

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues in 2013 were $5.8 million, an increase of $0.3 million compared to 2012. Usource’s revenues in 2012 were on par with 2011 at $5.5 million. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource does not take title to the energy but solicits energy bids from qualified competitive energy suppliers on behalf of its clients. Usource’s revenues reflect fees that it charges for its services, which are paid by the transacting supplier, typically over the term of the energy contract.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Usource	$5.8	$5.5	$5.5	$0.3	5.5%	$—	—

Total Other Revenue	$5.8	$5.5	$5.5	$0.3	5.5%	$—	—

Operating Expenses

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.8 million, or 1.0%, in 2013 compared to 2012. This increase reflects higher sales of natural gas and increased spending on energy efficiency programs, partially offset by lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2012, Cost of Gas Sales decreased $6.9 million, or 7.6%, compared to 2011. This decrease reflects lower wholesale natural gas prices, a decline in sales of natural gas compared to the prior period and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. These factors were partially offset by a credit recorded in 2011 of $4.5 million for the recovery of purchased gas costs that had previously been charged off in a prior period and increased spending on energy efficiency programs.

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $0.6 million, or 0.5%, in 2013 compared to 2012. This decrease reflects lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher electric kWh sales and increased spending on energy efficiency programs. The Company recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

In 2012, Cost of Electric Sales decreased $5.4 million, or 4.5%, compared to 2011. This decrease reflects an increase in the amount of electricity purchased by customers directly from third-party suppliers and lower kWh sales, partially offset by increased spending on energy efficiency programs.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $4.0 million, or 7.0%, in 2013 compared to 2012. The change in O&M expenses reflects higher utility operating costs of $1.9 million, higher compensation and benefit costs of $1.0 million, higher professional fees of $0.9 million and higher all other O&M expenses, net of $0.2 million. The increase in utility operating costs includes $1.3 million in new spending on vegetation management programs which is recovered through cost tracker rate mechanisms that result in a corresponding and offsetting increase in revenue and margin in the period. Also, the increase in utility operating costs includes $0.3 million in higher bad debt expense and $0.3 million in higher electric and natural gas maintenance costs.

In 2012, total O&M expense increased $5.5 million, or 10.7%, compared to 2011. The change in O&M expenses reflects higher utility operating costs of $3.7 million, higher employee compensation and benefit costs of $0.5 million, and higher professional fees of $0.3 million. The increase in utility operating costs in 2012 compared to 2011 includes an increase of $2.6 million in new spending on vegetation management and electric reliability enhancement programs of which approximately $1.8 million is recovered through cost tracker rate mechanisms that result in corresponding and offsetting increase in revenue and electric sales margin in the period. Also, the increase in utility operating costs includes $0.5 million in higher bad debt expense, $0.3 million in higher storm costs and all other utility operating cost increases of $0.3 million. The increase in O&M costs in 2012 over the prior also reflects lower O&M expenses recorded in the first quarter of 2011 due to the receipt of a non-recurring insurance payment of $1.0 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $2.6 million, or 7.4%, in 2013 compared to 2012, reflecting higher depreciation of $1.6 million on normal utility plant additions, higher amortization of major storm restoration costs of $0.7 million and an increase in all other amortization of $0.3 million. The increase in major storm restoration cost amortization is also recovered in current electric rates.

In 2012, Depreciation and Amortization expense increased $5.8 million, or 19.8%, compared to 2011, principally reflecting normal utility plant additions and amortization of regulatory assets.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.0 million, or 7.1%, in 2013 compared to 2012, reflecting higher local property taxes on higher levels of utility plant in service.

In 2012, Taxes Other Than Income Taxes increased $1.0 million, or 7.7%, compared to 2011, reflecting higher local property taxes on higher levels of utility plant in service.

Other Expense (Income), net—Other Expense (Income), net increased $0.2 million in 2013 compared to 2012 and decreased $0.2 million in 2012 compared to 2011.

Income Taxes—Income Taxes increased $1.7 million in 2013 compared to 2012 due to higher pre-tax earnings in 2013 compared to 2012 (See Note 9 to the accompanying Consolidated Financial Statements).

In 2012, Income Taxes increased $1.0 million compared to 2011 due to higher pre-tax earnings in 2012 compared to 2011.

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

Interest Expense, net increased $0.7 million in 2013 compared to 2012 reflecting lower net interest income on regulatory assets, partially offset by lower average rates on lower short-term borrowings.

In 2012, Interest Expense, net decreased $2.3 million compared to 2011 primarily reflecting lower interest rates and lower borrowing balances as a result of the equity offering in 2012 as well as the recognition of a non-recurring pre-tax charge, in 2011, against interest income of $1.8 million to charge-off previously accrued carrying costs that were disallowed for rate recovery.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2013 and December 31, 2012, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2013 and December 31, 2012:

Revolving Credit Facility (millions)
	December 31,
	2013	2012
Limit	$120.0	$60.0
Outstanding	$60.2	$49.4
Available	$59.8	$10.6

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At December 31, 2013, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

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

Contractual Obligations

The table below lists the Company’s significant contractual obligations as of December 31, 2013.

		Payments Due by Period
Significant Contractual Obligations (millions) as of December 31, 2013	Total	2014	2015- 2016	2017- 2018	2019 & Beyond
Long-term Debt	$287.3	$2.5	$21.4	$47.3	$216.1
Interest on Long-term Debt	224.2	19.9	39.1	34.7	130.5
Gas Supply Contracts	171.4	39.6	74.3	49.8	7.7
Electric Supply Contracts	10.7	1.1	2.2	1.8	5.6
Other (Including Capital and Operating Lease Obligations)	4.8	1.6	2.2	1.0	—

Total Contractual Cash Obligations	$698.4	$64.7	$139.2	$134.6	$359.9

The Company and its subsidiaries have material energy supply commitments that are discussed in Note 7 to the accompanying Consolidated Financial Statements. Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than a year.

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2013, there were approximately $19.1 million of guarantees outstanding and the longest term guarantee extends through October 2014.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $12.5 million and $10.7 million of natural gas storage inventory at December 31, 2013 and 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2013, which was payable in January 2014, is $2.7 million and recorded in Accounts Payable at December 31, 2013. The amount of natural gas inventory released in December 2012, which was payable in January 2013, is $2.1 million and recorded in Accounts Payable at December 31, 2012.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2013, the principal amount outstanding for the 8% Unitil Realty note was $2.3 million, and the principal amount outstanding for the 7.15% Granite State note was $10.0 million.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amount of $3.7 million and $9.4 million in 2013 and 2012, respectively. The Company, along with its subsidiaries, contributed $3.3 million and $2.2 million to Voluntary Employee Benefit Trusts (VEBTs) in 2013 and 2012, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2014 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2013 and 2012.

	2013	2012
Cash Provided by Operating Activities	$96.3	$66.7

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $96.3 million in 2013, an increase of $29.6 million over 2012. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $71.6 million in 2013 compared to $64.1 million in 2012, representing an increase of $7.5 million. Working capital changes in Current Assets and Liabilities resulted in a $5.8 million net source of cash in 2013 compared to a $1.1 million source of cash in 2012. Deferred Regulatory and Other Charges resulted in a $15.0 million source of cash in 2013, compared to a $5.4 million source of cash in 2012. All Other, net operating activities resulted in a source of cash of $3.9 million in 2013 compared to a use of cash of ($3.9) million in 2012.

	2013	2012
Cash (Used in) Investing Activities	$(89.5)	$(68.5)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($89.5) million for 2013 compared to ($68.5) million in 2012. The capital spending in both periods is representative of distribution utility capital expenditures reflecting electric and gas utility system additions. The increase in capital spending in 2013 compared to 2012 primarily reflects plant additions to connect new gas customers to the Company’s gas distribution system. Capital expenditures are projected to be approximately ($91) million in 2014 reflecting a higher level of capital spending on information system and utility facility projects and planned increases in gas customer additions.

	2013	2012
Cash (Used in) Provided by Financing Activities	$(7.2)	$4.1

Cash (Used in) Provided by Financing Activities—Cash Used in Financing Activities was ($7.2) million in 2013 compared to cash provided of $4.1 million in 2012. In 2013, sources of cash from financing activities included proceeds from issuance of common stock of $1.1 million, proceeds from short-term debt of $10.8 million and an increase in gas inventory financing of $1.2 million. Uses of cash from financing activities included payment of long-term debt of ($0.5) million and regular quarterly dividend payments on common and preferred stock of ($19.1) million. All other financing activities resulted in a use of ($0.7) million.

FINANCIAL COVENANTS AND RESTRICTIONS

The agreements under which the Company and its subsidiaries issue long-term debt contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions, business combinations and covenants restricting the ability to (i) pay dividends, (ii) incur indebtedness and liens, (iii) merge or consolidate with another entity or (iv) sell, lease or otherwise dispose of all or substantially all assets. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

The long-term debt of Unitil, Unitil Energy, Fitchburg, Northern Utilities, Granite State and Unitil Realty are private placements, and the Company does not issue commercial paper. For these reasons, the debt securities of Unitil and its subsidiaries are not publicly rated.

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At December 31, 2013, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annualized common dividend was $1.38 per common share in 2013, 2012 and 2011. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2014 meeting, the Unitil Board of Directors declared a quarterly dividend on the Company’s common stock of $0.345 per share. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

In addition, before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations. See Financial Covenants and Restrictions, above, as well as Note 5 (Debt and Financing Arrangements ) to the accompanying Consolidated Financial Statements.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next year, is $12.7 million as of December 31, 2013 including $10.2 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Northern Utilities—Base Rates—Maine—On December 27, 2013, the MPUC approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine operations, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a TIRA to provide for annual adjustments to distribution base rates to recover costs associated with the Company’s investments in targeted operational and safety-related infrastructure replacement and upgrade projects. The TIRA will have an initial term of four years, and covers expenditures in each of the Calendar Years 2013, 2014, 2015, and 2016. The settlement agreement also provides for Earning Sharing where Northern would be allowed to retain all earnings up to a return of 10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement continues and revises the service quality plan (SQP) that Northern has been operating under since 2004 and established in Docket No. 2002-140. The revised SQP consists of seven metrics with an appurtenant administrative penalty for failure to meet any of the seven metrics. The settlement agreement further provides that Northern will be subject to a maximum annual penalty of $500,000 if it fails to meet any of the baseline performance targets under the revised SQP.

Northern Utilities—Base Rates—New Hampshire—In April 2013, Northern Utilities’ New Hampshire operations filed a rate case with the NHPUC requesting approval to increase its natural gas distribution base rates by $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. The filing included a proposed multi-year rate plan that included cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The Company is currently in settlement discussions with the NHPUC and expects a final rate order from the NHPUC in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013.

Unitil Energy—Base Rates—Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund. On April 26, 2011, the NHPUC approved a rate settlement with a permanent increase of $5.2 million in annual revenue effective July 1, 2010, and an additional increase of $5.0 million in annual revenue effective May 1, 2011. The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with step increases in annual revenue on May 1, 2012, May 1, 2013 and May 1, 2014, to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012.

Granite State—Base Rates—In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013. Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects.

Fitchburg—Electric Base Rates Filed—In July 2013, Fitchburg filed a rate case with the MDPU requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms, Tropical Storm Irene, the October 2011snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism by means of an annual revenue adjustment mechanism by either a capital cost tracker mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review with hearings scheduled throughout January 2014 and approval with final rate orders expected in the second quarter of 2014.

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

Fitchburg—Storm Cost Deferral—On May 1, 2012 the MDPU approved Fitchburg’s request to defer $4.3 million of storm costs associated with two severe storms which occurred in 2011, and Fitchburg is seeking recovery of these costs in the electric rate case it filed in July 2013.

Unitil Energy—2012 Storm Costs—On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Fitchburg—Electric Operations—On November 15, 2013, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. Many of the surcharges and cost factors were redesigned based on cost-based rate design in compliance with a MDPU order in its Investigation into Cost-Based Rate Design for Reconciliation Factors, which resulted from the “Act Relative to Competitively Priced Electricity in the Commonwealth”, signed into law by the Governor of Massachusetts on August 3, 2012. All of the rates were approved effective January 1, 2014 for billing purposes, subject to reconciliation, pending investigation by the MDPU. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2013, Fitchburg submitted its 2012 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. On March 29, 2013, the MDPU issued its order approving the 2011 Service Quality Report for Fitchburg’s gas division. The 2011-2012 Service Quality reports for Fitchburg’s electric division remain pending.

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

Fitchburg—Other—On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition or results of operations.

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

On August 3, 2012, the Governor of Massachusetts signed into law “An Act Relative to Competitively Priced Electricity in the Commonwealth”, which both increases electric distribution companies’ obligations to purchase renewable energy resources and the availability of net metering. This act also includes changes to the MDPU’s ratemaking procedures and authority for reviewing mergers and acquisitions for electric and gas distribution companies. With these changes, electric distribution companies are required to file rate schedules every five years, and gas distribution companies every ten years. The MDPU also opened a proceeding, as mandated by the act, to establish a cost-based rate design for costs that are currently recovered from distribution customers through a reconciling factor. On December 17, 2013, the MDPU issued an order establishing the new rate design allocation methodologies. Fitchburg has participated with the other electric utilities and entered into long-term renewable contracts for its pro-rata share of renewable energy projects. The facility associated with one of these contracts has been constructed and is operating. The other contracts are pending approval by the MDPU as well as subsequent facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

On August 6, 2012, the Governor of Massachusetts also signed into law “An Act Relative to the Emergency Response of Public Utilities”, which establishes a new storm trust fund and requires that penalties levied by the MDPU for violations of its emergency preparedness rules be credited to customers.

On December 23, 2013 the MDPU issued two orders related to Grid Modernization. The MDPU opened an investigation on its own motion into Modernization of the Electric Grid and, in a separate but related order, opened an investigation into Electric Vehicles and Electric Vehicle Charging. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices” and all related objectives. It sets forth a straw proposal which would require each electric distribution company to submit a ten-year strategic grid modernization plan (GMP) within six months of a final Order. As part of the GMP each company must also include a comprehensive advanced metering plan (CAMP), and each company is required to achieve advanced metering functionality. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. A cost recovery mechanism is proposed only for investments in advanced metering. The MDPU also proposes to address in separate, upcoming proceedings (1) time varying rates, (2) cybersecurity, privacy, and access to meter data, and (3) electric vehicles (EVs). In the Electric Vehicle Order, the MDPU seeks to establish policies and regulations that will help facilitate and accommodate the widespread adoption of EVs. Among other objectives, the proceeding looks to evaluate (1) EV charging and its impact on the electric distribution system, (2) electric distribution company involvement in EV charging, (3) residential metering practices and rates for EVs, and (4) consumer protection issues. Both of these matters remain pending.

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

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Although Northern Utilities recently finalized a long-term lease on the Portland property, the State of Maine has announced its intention to acquire the site in the short-term for the expansion of the adjacent marine terminal. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs pending either State acquisition or until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg is in the process of seeking regulatory approval to implement a permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

Also, see Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on Environmental Matters.

EMPLOYEES AND EMPLOYEE RELATIONS

As of December 31, 2013, the Company and its subsidiaries had 477 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2013, a total of 158 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 45 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 37 union employees of Northern Utilities’ Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; 37 union employees of Unitil Energy Systems covered by a separate CBA which expires on May 31, 2018 and 5 union employees of Unitil Service Corp. covered by a separate CBA which expires on May 31, 2016. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

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

Utility Revenue Recognition—Utility revenues are recognized according to regulations and are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are calculated each month based on estimated customer usage by class and applicable customer rates.

On August 1, 2011, the MDPU issued an order approving RDM for the electric and natural gas divisions of Fitchburg. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts, for which RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as increases or decreases in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company’s other electric and natural gas distribution utilities are not subject to RDM.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the years ended December 31, 2013 and 2012, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $431,000 and $367,000, respectively, in the Net Periodic Benefit Cost for the Pension Plan. For the years ended December 31, 2013 and 2012, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $1,169,000 and $981,000, respectively. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for those same time periods would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $895,000 and $756,000, respectively. (See Note 10 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2013, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

Refer to “Recently Issued Accounting Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.

For further information regarding the foregoing matters, see Note 1 (Summary of Significant Accounting Policies), Note 9 (Income Taxes), Note 7 (Energy Supply), Note 10 (Retirement Benefit Plans) and Note 8 (Commitment and Contingencies) to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings was 1.8%, 2.0%, and 2.2% during 2013, 2012, and 2011, respectively.

COMMODITY PRICE RISK

Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed in the section entitled Rates and Regulation in Part I, Item 1 (Business) and in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements, the Company has divested its commodity-related contracts and therefore, further reduced its exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unitil Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the years in the three-year period ended December 31, 2013. We also have audited Unitil Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitil Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Unitil Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Boston, Massachusetts

January 29, 2014

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except common shares and per share data)

Year Ended December 31,	2013	2012	2011

Operating Revenues:

Gas	$170.4	$160.6	$159.2

Electric	190.7	187.0	188.1

Other	5.8	5.5	5.5

Total Operating Revenues	366.9	353.1	352.8

Operating Expenses:

Cost of Gas Sales	85.2	84.4	91.3

Cost of Electric Sales	114.5	115.1	120.5

Operation and Maintenance	61.0	57.0	51.5

Depreciation and Amortization	37.7	35.1	29.3

Taxes Other Than Income Taxes	15.0	14.0	13.0

Total Operating Expenses	313.4	305.6	305.6

Operating Income	53.5	47.5	47.2

Interest Expense, net	18.8	18.1	20.4

Other Expense (Income), net	0.4	0.2	0.4

Income Before Income Taxes	34.3	29.2	26.4

Income Taxes	12.7	11.0	10.0

Net Income	21.6	18.2	16.4

Less Dividends on Preferred Stock	—	0.1	0.1

Earnings Applicable to Common Shareholders	$21.6	$18.1	$16.3

Earnings per Common Share—Basic and Diluted	$1.57	$1.43	$1.50

Average Common Shares Outstanding—Basic	13,772,855	12,669,309	10,880,025

Average Common Shares Outstanding—Diluted	13,775,245	12,671,609	10,882,971

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2013	2012

Current Assets:

Cash and Cash Equivalents	$9.4	$9.8

Accounts Receivable, net	52.2	47.7

Accrued Revenue	56.6	63.4

Exchange Gas Receivable	10.8	9.4

Gas Inventory	1.2	1.1

Material and Supplies	5.0	4.1

Prepayments and Other	4.8	4.2

Total Current Assets	140.0	139.7

Utility Plant:

Gas	477.3	424.4

Electric	375.6	356.9

Common	31.6	30.9

Construction Work in Progress	24.6	21.0

Utility Plant	909.1	833.2

Less: Accumulated Depreciation	243.5	232.0

Net Utility Plant	665.6	601.2

Other Noncurrent Assets:

Regulatory Assets	100.1	134.6

Other Assets	14.9	16.8

Total Other Noncurrent Assets	115.0	151.4

TOTAL ASSETS	$920.6	$892.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions)

LIABILITIES AND CAPITALIZATION

December 31,	2013	2012

Current Liabilities:

Accounts Payable	$38.1	$32.7

Short-Term Debt	60.2	49.4

Long-Term Debt, Current Portion	2.5	0.5

Energy Supply Obligations	14.4	13.8

Deferred Income Taxes	6.7	13.4

Interest Payable	3.1	3.1

Regulatory Liabilities	9.7	6.8

Other Current Liabilities	10.0	11.4

Total Current Liabilities	144.7	131.1

Noncurrent Liabilities:

Energy Supply Obligations	2.5	3.3

Deferred Income Taxes	73.2	38.7

Cost of Removal Obligations	57.3	51.4

Retirement Benefit Obligations	77.3	103.7

Environmental Obligations	13.8	13.8

Other Noncurrent Liabilities	1.8	2.4

Total Noncurrent Liabilities	225.9	213.3

Capitalization:

Long-Term Debt, Less Current Portion	284.8	287.3

Common Stock Equity:

Common Equity	232.1	230.0

Retained Earnings	32.9	30.4

Total Common Stock Equity	265.0	260.4

Preferred Stock	0.2	0.2

Total Capitalization	550.0	547.9

TOTAL LIABILITIES AND CAPITALIZATION	$920.6	$892.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2013	2012	2011

Operating Activities:

Net Income	$21.6	$18.2	$16.4

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	37.7	35.1	29.3

Deferred Taxes Provision	12.3	10.8	8.7

Changes in Working Capital Items:

Accounts Receivable	(4.5)	(2.6)	(7.4)

Accrued Revenue	6.8	(0.7)	(7.7)

Regulatory Liabilities	2.9	(4.4)	5.0

Taxes Refundable / Payable	(0.5)	(0.3)	8.5

Exchange Gas Receivable	(1.4)	4.1	(4.3)

Accounts Payable	5.4	5.4	—

Other Changes in Working Capital Items	(2.9)	(0.4)	(1.3)

Deferred Regulatory and Other Charges	15.0	5.4	1.0

Other, net	3.9	(3.9)	(2.3)

Cash Provided by Operating Activities	96.3	66.7	45.9

Investing Activities:

Property, Plant and Equipment Additions	(89.5)	(68.5)	(57.1)

Cash (Used In) Investing Activities	(89.5)	(68.5)	(57.1)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	10.8	(38.5)	21.1

Repayment of Long-Term Debt	(0.5)	(0.5)	(0.5)

Net Increase (Decrease) in Gas Inventory Financing	1.2	(3.8)	4.6

Dividends Paid	(19.1)	(17.2)	(15.2)

Retirement of Preferred Stock	—	(1.8)	—

Proceeds from Issuance of Common Stock	1.1	66.8	1.0

Other, net	(0.7)	(0.9)	(1.2)

Cash (Used In) Provided by Financing Activities	(7.2)	4.1	9.8

Net Increase (Decrease) in Cash	(0.4)	2.3	(1.4)

Cash at Beginning of Year	9.8	7.5	8.9

Cash at End of Year	$9.4	$9.8	$7.5

Supplemental Information:

Interest Paid	$20.8	$21.2	$21.2

Income Taxes Paid (Refunded)	$0.8	$0.7	$(7.3)

Non-cash Investing Activity:

Capital Expenditures Included in Accounts Payable	$0.7	$1.9	$2.6

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2011	$160.8	$28.2	$189.0

Net Income for 2011		16.4	16.4

Dividends		(15.2)	(15.2)

Shares Issued Under Stock Plans	0.5		0.5

Issuance of 39,473 Common Shares	1.0		1.0

Balance at December 31, 2011	162.3	29.4	191.7

Net Income for 2012		18.2	18.2

Dividends		(17.2)	(17.2)

Shares Issued Under Stock Plans	0.9		0.9

Issuance of 41,752 Common Shares	1.1		1.1

Issuance of 2,760,000 Common Shares (See Note 6)	65.7		65.7

Balance at December 31, 2012	230.0	30.4	260.4

Net Income for 2013		21.6	21.6

Dividends		(19.1)	(19.1)

Shares Issued Under Stock Plans	1.0		1.0

Issuance of 39,559 Common Shares	1.1		1.1

Balance at December 31, 2013	$232.1	$32.9	$265.0

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

Utility Revenue Recognition—Utility revenues are recognized according to regulations and are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are calculated each month based on estimated customer usage by class and applicable customer rates.

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

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2013 – 3.59%, 2012 – 3.60% and 2011 – 3.43%.

Stock-based Employee Compensation—Unitil accounts for stock-based employee compensation using the fair value-based method (See Note 6).

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

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the years ended December 31, 2013, 2012 and 2011, the Company paid quarterly dividends of $0.345 per share, resulting in an annual dividend rate of $1.38 per common share.

Cash and Cash Equivalents—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. On December 31, 2013 and 2012, the Unitil subsidiaries had deposited $7.3 million and $5.4 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. On December 31, 2013 and 2012, there was $0 and $1.2 million, respectively, deposited for this purpose.

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

Accrued Revenue—Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below and unbilled revenues (see Utility Revenue Recognition below.) The following table shows the components of Accrued Revenue as of December 31, 2013 and 2012.

Accrued Revenue (millions)	December 31,
	2013	2012
Regulatory Assets—Current	$43.6	$51.9
Unbilled Revenues	13.0	11.5

Total Accrued Revenue	$56.6	$63.4

Exchange Gas Receivable—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. Prior to March 31, 2013, the exchange gas amounts had been recorded in Gas Inventory on the Company’s Consolidated Balance Sheets. Amounts previously reported have been reclassified to conform to current year presentation. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2013 and 2012.

Exchange Gas Receivable (millions)	December 31,
	2013	2012
Northern Utilities	$9.8	$8.7
Fitchburg	1.0	0.7

Total Exchange Gas Receivable	$10.8	$9.4

Gas Inventory—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2013 and 2012.

Gas Inventory (millions)	December 31,
	2013	2012
Natural Gas	$0.8	$0.6
Propane	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$1.2	$1.1

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 1.92%, 2.04% and 2.28% in 2013, 2012 and 2011, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2013 and 2012, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $57.3 million and $51.4 million, respectively.

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

Regulatory Assets consist of the following (millions)	December 31,
	2013	2012
Energy Supply & Other Regulatory Tracker Mechanisms	$32.5	$41.0
Deferred Restructuring Costs	9.3	20.1
Retirement Benefits	42.6	62.5
Income Taxes	11.9	10.2
Environmental	16.1	16.8
Deferred Storm Charges	25.6	27.8
Other	5.7	8.1

Total Regulatory Assets	$143.7	$186.5
Less: Current Portion of Regulatory Assets(1)	43.6	51.9

Regulatory Assets—noncurrent	$100.1	$134.6

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

Regulatory Liabilities consist of the following (millions)	December 31,
	2013	2012
Regulatory Tracker Mechanisms	$9.7	$6.8

Total Regulatory Liabilities	$9.7	$6.8

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

Derivatives—The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that none of its energy supply contracts, other than the regulatory approved hedging program, described below, qualifies as a derivative instrument under the guidance set forth in the FASB Codification.

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

As of December 31, 2013 and December 31, 2012, the Company had 1.8 billion and 1.9 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

The tables below show derivatives, which are part of the regulatory approved hedging program, that are not designated as hedging instruments under FASB ASC 815-20. The tables below include disclosure of the derivative assets and liabilities and the recognition of the charges from their corresponding regulatory liabilities and assets, respectively into Purchased Gas. The current and noncurrent portions of these regulatory assets are recorded as Accrued Revenue and Regulatory Assets, respectively, on the Company’s unaudited Consolidated Balance Sheets. The current and noncurrent portions of these regulatory liabilities are recorded as Other Current Liabilities and Other Noncurrent Liabilities, respectively on the Company’s unaudited Consolidated Balance Sheets.

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:

		Fair Value
Description	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivative Assets
Natural Gas Futures Contracts	Prepayments and Other	$0.1	$—
Natural Gas Futures Contracts	Other Noncurrent Assets	0.1	—

Total Derivative Assets		$0.2	$—

Derivative Liabilities
Natural Gas Futures Contracts	Other Current Liabilities	$—	$0.7
Natural Gas Futures Contracts	Other Noncurrent Liabilities	—	—

Total Derivative Liabilities		$—	$0.7

	Twelve Months Ended December 31,
	2013	2012
Amount of Loss Recognized in Regulatory Assets for Derivatives:
Natural Gas Futures Contracts	$0.3	$1.0

Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(1):
Purchased Gas	$1.2	$2.6

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. As of December 31, 2013, the unamortized balance of the bargain purchase adjustment is $12.2 million, to be amortized over the next five years.

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2013	2012
Current:
Exchange Gas Obligation	$9.8	$8.7
Renewable Energy Portfolio Standards	3.7	4.2
Power Supply Contract Divestitures	0.9	0.9

Total Energy Supply Obligations—Current	$14.4	$13.8

Long-Term:
Power Supply Contract Divestitures	$2.5	$3.3

Total Energy Supply Obligations	$16.9	$17.1

Exchange Gas Obligation—As discussed above, Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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

Massachusetts Green Communities Act—In compliance with the Massachusetts Green Communities Act, discussed below in Note 8, Commitments and Contingencies, Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits. The facility associated with one of these contracts has been constructed and is operating. The other contracts are pending approval by the MDPU as well as subsequent facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. (See Note 10).

Off-Balance Sheet Arrangements—As of December 31, 2013, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 5).

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2013, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below. (See Note 8).

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2013, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements—In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted ASU 2011-11 and it did not have any impact on the Company’s Consolidated Financial Statements.

Subsequent Events—The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that impacted its Consolidated Financial Statements.

Reclassifications—Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. Most significant has been the reclassification of certain regulatory tracker mechanisms from Accrued Revenue and Other Current Liabilities to Regulatory Liabilities, the reclassification of exchange gas amounts from Gas Inventory to Exchange Gas Receivable on the Company’s Consolidated Balance Sheets, as discussed above in Regulatory Accounting and Exchange Gas Receivable, respectively. Also, energy efficiency program expenses, which were previously presented as Conservation & Load Management on the Company’s Consolidated Statements of Earnings are now included in Cost of Gas Sales and Cost of Electric Sales.

Note 2: Quarterly Financial Information (unaudited; Millions, except per share data)

Quarterly earnings per share may not agree with the annual amounts due to rounding and the impact of additional common share issuances. Basic and Diluted Earnings per Share are the same for the periods presented.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Total Operating Revenues	$118.2	$114.2	$66.4	$68.8	$72.5	$71.3	$109.8	$98.8
Operating Income	$21.9	$19.3	$4.5	$4.3	$5.6	$5.0	$21.5	$18.9
Net Income (Loss) Applicable to Common	$10.8	$9.0	$(0.1)	$(0.4)	$0.6	$0.5	$10.3	$9.0

	Per Share Data:
Earnings Per Common Share	$0.79	$0.83	$(0.01)	$(0.03)	$0.04	$0.03	$0.75	$0.66
Dividends Paid Per Common Share	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345

Note 3: Segment Information

Unitil reports four segments: utility gas operations, utility electric operations, non-regulated, and other. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capitol regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.

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

The segments follow the same accounting policies as described in the Summary of Significant Accounting Policies. Intersegment sales take place at cost and the effects of all intersegment and/or intercompany transactions are eliminated in the consolidated financial statements. Segment profit or loss is based on profit or loss from operations after income taxes and preferred stock dividends. Expenses used to determine operating income before taxes are charged directly to each segment or are allocated based on cost allocation factors included in rate applications approved by the FERC, NHPUC, MDPU, and MPUC. Assets allocated to each segment are based upon specific identification of such assets provided by Company records.

The following table provides significant segment financial data for the years ended December 31, 2013, 2012 and 2011 (millions):

Year Ended December 31, 2013	Gas	Electric	Non- Regulated	Other	Total

Revenues	$170.4	$190.7	$5.8	$—	$366.9

Interest Income	0.5	2.2	0.1	0.4	3.2

Interest Expense	11.0	9.5	—	1.5	22.0

Depreciation & Amortization Expense	17.2	19.5	—	1.0	37.7

Income Tax Expense (Benefit)	7.5	5.1	0.8	(0.7)	12.7

Segment Profit (Loss)	12.5	7.6	1.2	0.3	21.6

Segment Assets	502.3	402.8	6.2	9.3	920.6

Capital Expenditures	61.1	23.6	—	4.8	89.5

Year Ended December 31, 2012

Revenues	$160.6	$187.0	$5.5	$—	$353.1

Interest Income	0.8	2.9	0.1	0.4	4.2

Interest Expense	11.1	9.5	—	1.7	22.3

Depreciation & Amortization Expense	15.7	18.0	—	1.4	35.1

Income Tax Expense (Benefit)	5.8	4.8	0.9	(0.5)	11.0

Segment Profit (Loss)	8.9	7.6	1.3	0.3	18.1

Segment Assets	471.7	409.3	5.7	5.6	892.3

Capital Expenditures	43.9	21.2	—	3.4	68.5

Year Ended December 31, 2011

Revenues	$159.2	$188.1	$5.5	$—	$352.8

Interest Income	0.5	0.9	0.1	0.1	1.6

Interest Expense	10.7	9.6	—	1.7	22.0

Depreciation & Amortization Expense	13.6	14.2	—	1.5	29.3

Income Tax Expense	4.3	5.2	1.1	(0.6)	10.0

Segment Profit	6.7	7.8	1.7	0.1	16.3

Segment Assets	442.2	401.9	5.5	6.5	856.1

Capital Expenditures	33.6	20.3	—	3.2	57.1

Note 4: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2013, 2012 and 2011, the Company recorded provisions for the energy commodity portion of bad debts of $1.4 million, $1.9 million and $1.8 million, respectively. These provisions were recognized in Purchased Electricity and Purchased Gas expense as the associated electric and gas utility revenues were billed. Purchased Electricity and Purchased Gas costs are recovered from customers through periodic rate reconciling mechanisms.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2011 – 2013 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2013
Electric	$1.1	$2.6	$0.2	$2.6	$1.3
Gas	0.7	2.0	0.2	2.7	0.2
Other	0.1	—	—	—	0.1

	$1.9	$4.6	$0.4	$5.3	$1.6

Year Ended December 31, 2012
Electric	$1.7	$1.4	$0.3	$2.3	$1.1
Gas	0.5	2.2	0.3	2.3	0.7
Other	0.1	—	—	—	0.1

	$2.3	$3.6	$0.6	$4.6	$1.9

Year Ended December 31, 2011
Electric	$1.8	$2.1	$0.2	$2.4	$1.7
Gas	0.7	2.2	0.3	2.7	0.5
Other	0.1	—	—	—	0.1

	$2.6	$4.3	$0.5	$5.1	$2.3

Note 5: Debt and Financing Arrangements

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

At December 31, 2013, there were no restrictions on Unitil’s Retained Earnings for the payment of common dividends. Unitil Energy, Fitchburg, Northern Utilities and Granite State pay dividends to their sole shareholder, Unitil Corporation, and these dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders.

Debt Repayment—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $541,938, $500,405, and $462,055 in 2013, 2012, and 2011, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2013 is: 2014 – $2,486,919; 2015 – $4,035,633; 2016 – $17,421,724; 2017 – $17,160,985 and 2018 – $30,133,332, respectively.

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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2013	2012
Estimated Fair Value of Long- Term Debt	$327.3	$349.7

Details on long-term debt at December 31, 2013 and 2012 are shown below:

Long-Term Debt (millions)	December 31,
	2013	2012
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0

Unitil Energy First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0

Fitchburg Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0

Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	2.3	2.8

Total Long-Term Debt	287.3	287.8
Less: Current Portion	2.5	0.5

Total Long-Term Debt, Less Current Portion	$284.8	$287.3

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

A summary of interest expense and interest income is provided in the following table:

Interest Expense, net (millions)
	2013	2012	2011
Interest Expense
Long-term Debt	$20.2	$20.3	$20.3
Short-term Debt	1.2	1.5	1.7
Regulatory Liabilities	0.6	0.5	—

Subtotal Interest Expense	22.0	22.3	22.0

Interest Income
Regulatory Assets	(2.3)	(3.4)	(1.1)
AFUDC(1) and Other	(0.9)	(0.8)	(0.5)

Subtotal Interest Income	(3.2)	(4.2)	(1.6)

Total Interest Expense, net	$18.8	$18.1	$20.4

(1)	AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement with a syndicate of lenders which amended and restated in its entirety the Company’s prior credit agreement, dated as of November 26, 2008, as amended. The Credit Facility extends to October 4, 2018 and provides for a new borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.375%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2013 and December 31, 2012:

Revolving Credit Facility (millions)
	December 31,
	2013	2012
Limit	$120.0	$60.0
Outstanding	$60.2	$49.4
Available	$59.8	$10.6

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At December 31, 2013, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings were 1.8%, 2.0%, and 2.2% during 2013, 2012, and 2011, respectively.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $12.5 million and $10.7 million of natural gas storage inventory at December 31, 2013 and 2012, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2013, which was payable in January 2014, is $2.7 million and recorded in Accounts Payable at December 31, 2013. The amount of natural gas inventory released in December 2012, which was payable in January 2013, is $2.1 million and recorded in Accounts Payable at December 31, 2012.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2013, 2012 and 2011 amounted to $1.2 million, $1.3 million and $1.4 million respectively.

The following is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2013:

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2014	$1,244	$390
2015	1,114	174
2016	926	40
2017	647	—
2018	294	—
2019 – 2023	15	—

Total Payments	$4,240	$604

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2013, there were approximately $19.1 million of guarantees outstanding and the longest term guarantee extends through October 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2013, the principal amount outstanding for the 8% Unitil Realty note was $2.3 million, and the principal amount outstanding for the 7.15% Granite State note was $10.0 million.

Note 6: Equity

The Company has common stock outstanding and Unitil Energy has preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. On April 21, 2011, the Company’s shareholders approved an increase in the authorized shares of the Company’s common stock. Shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock, from 16,000,000 shares to 25,000,000 shares in the aggregate. The Company had 13,841,400 and 13,780,601 shares of common stock outstanding at December 31, 2013 and December 31, 2012, respectively.

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

Dividend Reinvestment and Stock Purchase Plan—During 2013, the Company sold 39,559 shares of its common stock, at an average price of $29.01 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2012 and 2011, the Company raised $1.1 million and $1.0 million, respectively, through the issuance of 41,752 and 39,473 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on March 28, 2013, the Company may periodically repurchase shares of its common stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. (See Part II, Item 5 for additional information). During 2013, 2012 and 2011, the Company repurchased 2,969, 6,368 and 8,765 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.1 million, $0.2 million and $0.2 million in 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, the Company did not cancel or retire any of its common stock.

Stock-Based Compensation Plans—Unitil maintains a stock plan. The Company accounts for its stock-based compensation plan in accordance with the provisions of the FASB Codification and measures compensation costs at fair value at the date of grant. Details of the plan are as follows:

Stock Plan—The Company maintains the Unitil Corporation Second Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including awards of restricted shares (Restricted Shares), or of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

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

Restricted Shares issued for 2011 – 2013 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
2/9/11	24,330	$0.6
2/3/12	25,600	$0.7
2/4/13	21,240	$0.6

There were 53,480 and 53,932 non-vested shares under the Stock Plan as of December 31, 2013 and 2012, respectively. The weighted average grant date fair value of these shares was $25.99 per share and $24.67 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $0.7 million, $1.3 million and $0.7 million in 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $0.7 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.4 years. There were no restricted shares forfeited or cancelled under the Stock Plan during 2013.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. There were no Restricted Stock Units issued in conjunction with the Stock Plan during 2011.

The equity portion of Restricted Stock Units activity during 2013 and 2012 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2013		2012
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	3,883	$27.39	—
Restricted Stock Units Granted	10,710	$29.43	3,829	$27.43
Dividend Equivalents Earned	310	$29.47	54	$24.62
Restricted Stock Units Settled	—		—

Ending Restricted Stock Units	14,903	$28.90	3,883	$27.39

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2013 and 2012 is $0.2 million and less than $0.1 million, respectively, representing the fair value of liabilities associated with the portion of fully vested Restricted Stock Units that will be settled in cash.

Preferred Stock

Unitil Energy, has an aggregate of $0.2 million of 6.00% Series Non-Redeemable, Non-Cumulative Preferred Stock outstanding at December 31, 2013.

On December 1, 2012, Fitchburg redeemed and retired the two outstanding issues of its Redeemable, Cumulative Preferred Stock. The 8.00% Series was redeemed at par (aggregate par value of $1.0 million). The 5.125% Series was redeemed at par plus a premium of 1.28% (aggregate value of $0.8 million). Fitchburg used operating cash to effect this transaction.

Fitchburg was required to offer to redeem annually a given number of shares of each series of its Redeemable, Cumulative Preferred Stock and to purchase such shares that were tendered by holders of the respective stock. In addition, Fitchburg had the option to redeem the Redeemable, Cumulative Preferred Stock at a given redemption price, plus accrued dividends.

The aggregate purchases of Redeemable, Cumulative Preferred Stock during 2013, 2012 and 2011 related to the annual redemption offer were $0, $8,000 and $8,600, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share.

(Millions except shares and per share data)	2013	2012	2011
Earnings Available to Common Shareholders	$21.6	$18.1	$16.3

Weighted Average Common Shares Outstanding—Basic (000’s)	13,773	12,669	10,880
Plus: Diluted Effect of Incremental Shares (000’s)	2	3	3

Weighted Average Common Shares Outstanding—Diluted (000’s)	13,775	12,672	10,883

Earnings per Share—Basic and Diluted	$1.57	$1.43	$1.50

For 2013, 2012 and 2011, respectively, 4,481, 24,325 and 1,642 weighted average non-vested restricted shares were not included in the above computation because the effect would have been antidilutive.

Note 7: Energy Supply

Natural Gas Supply

Unitil manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Northern Utilities’ commercial & industrial (C&I) customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. Fitchburg’s residential and C&I business customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors. Many large and some medium C&I customers purchase their supplies from third-party suppliers, while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), to truck supplies to storage facilities within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 100,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.4 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round and seasonal transportation and underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2013, 69% of Unitil’s largest New Hampshire customers, representing 23% of total New Hampshire electric energy sales, and 78% of Unitil’s largest Massachusetts customers, representing 31% of total Massachusetts electric energy sales, are purchasing their electric power supply in the competitive market. However, most residential and small commercial customers continue to purchase their electric supply through Unitil’s distribution utilities under regulated energy rates and tariffs. We believe that the concentration of the competitive retail market on higher use customers has been a common experience throughout the New England electricity market.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. On July 31, 2012, the NHPUC approved Unitil Energy’s request to modify its Default Service solicitation to a process where 100% of the Default Service requirements are acquired for six months. Unitil Energy completed the transition to this procurement strategy in late 2013. Currently, Unitil Energy Default Service power supply contracts for small, medium and large customers are acquired every six months, are 12 months in duration and provide 100% of the supply requirements.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service energy supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s ISO-NE settlement account where Fitchburg procures electric supply through ISO-NE’s real-time market.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity in the Commonwealth, and the MDPU’s regulations implementing the legislation. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU approved cost recovery mechanism.

Note 8: Commitments and Contingencies

Regulatory Matters

Overview—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. Fitchburg’s electric and gas divisions also operate under revenue decoupling mechanisms. As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most of Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. The remaining balance of these assets, to be recovered principally over the next year, is $12.7 million as of December 31, 2013 including $10.2 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Northern Utilities—Base Rates—Maine—On December 27, 2013, the MPUC approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine operations, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) to provide for annual adjustments to distribution base rates to recover costs associated with the Company’s investments in targeted operational and safety-related infrastructure replacement and upgrade projects. The TIRA will have an initial term of four years, and covers expenditures in each of the Calendar Years 2013, 2014, 2015, and 2016. The settlement agreement also provides for Earning Sharing where Northern would be allowed to retain all earnings up to a return of 10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement continues and revises the service quality plan (SQP) that Northern has been operating under since 2004 and established in Docket No. 2002-140. The revised SQP consists of seven metrics with an appurtenant administrative penalty for failure to meet any of the seven metrics. The settlement agreement further provides that Northern will be subject to a maximum annual penalty of $500,000 if it fails to meet any of the baseline performance targets under the revised SQP.

Northern Utilities—Base Rates—New Hampshire—In April 2013, Northern Utilities’ New Hampshire operations filed a rate case with the NHPUC requesting approval to increase its natural gas distribution base rates by $5.2 million in gas distribution base revenue or approximately 9.4 percent over test year operating revenue. The filing included a proposed multi-year rate plan that included cost tracking mechanisms to recover future capital costs associated with Northern Utilities’ infrastructure replacements and safety and reliability improvements to the natural gas distribution system. Northern Utilities has been authorized to implement temporary rates to collect a $2.5 million increase (annualized) in gas distribution revenue, effective July 1, 2013. The Company is currently in settlement discussions with the NHPUC and expects a final rate order from the NHPUC in the first half of 2014. Once permanent rates are approved by the NHPUC, they will be reconciled to the date temporary rates were established, July 1, 2013.

Unitil Energy—Base Rates—Unitil Energy’s second step increase of $2.8 million went into effect on May 1, 2013, which included rate increases to recover capital improvements, increased spending for its vegetation management and reliability enhancement programs and an increase in its storm reserve fund. On April 26, 2011, the NHPUC approved a rate settlement with a permanent increase of $5.2 million in annual revenue effective July 1, 2010, and an additional increase of $5.0 million in annual revenue effective May 1, 2011. The settlement extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with step increases in annual revenue on May 1, 2012, May 1, 2013 and May 1, 2014, to support Unitil Energy’s continued capital improvements to its distribution system. Unitil Energy’s first step increase was approved as filed, effective May 1, 2012.

Granite State—Base Rates—In June 2013, Granite State submitted to the FERC its latest incremental annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The FERC approved the increase on July 30, 2013. Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file a limited Section 4 rate case that includes incremental annual rate adjustments to recover the revenue requirements for certain specified future capital cost additions to gas transmission plant projects.

Fitchburg—Electric Base Rates Filed—In July 2013, Fitchburg filed a rate case with the MDPU requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or approximately 11.5 percent over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms, Tropical Storm Irene, the October 2011 snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism by means of an annual revenue adjustment mechanism by either a capital cost tracker mechanism or a multi-year rate plan featuring a revenue cap index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms by collecting $2.8 million per year through a reconciling storm recovery adjustment factor beginning January 1, 2015. The rate case filing is subject to regulatory review with hearings scheduled throughout January 2014 and approval with final rate orders expected in the second quarter of 2014.

Major Storms—Fitchburg and Unitil Energy

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

Fitchburg—Storm Cost Deferral—On May 1, 2012 the MDPU approved Fitchburg’s request to defer $4.3 million of storm costs associated with two severe storms which occurred in 2011, and Fitchburg is seeking recovery of these costs in the electric rate case it filed in July 2013.

Unitil Energy—2012 Storm Costs—On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Fitchburg—Electric Operations—On November 15, 2013, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. Many of the surcharges and cost factors were redesigned based on cost-based rate design in compliance with a MDPU order in its Investigation into Cost-Based Rate Design for Reconciliation Factors, which resulted from the “Act Relative to Competitively Priced Electricity in the Commonwealth”, signed into law by the Governor of Massachusetts on August 3, 2012. All of the rates were approved effective January 1, 2014 for billing purposes, subject to reconciliation, pending investigation by the MDPU. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2013, Fitchburg submitted its 2012 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. On March 29, 2013, the MDPU issued its order approving the 2011 Service Quality Report for Fitchburg’s gas division. The 2011-2012 Service Quality reports for Fitchburg’s electric division remain pending.

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

Fitchburg—Other—On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition or results of operations.

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

On August 3, 2012, the Governor of Massachusetts signed into law “An Act Relative to Competitively Priced Electricity in the Commonwealth”, which both increases electric distribution companies’ obligations to purchase renewable energy resources and the availability of net metering. This act also includes changes to the MDPU’s ratemaking procedures and authority for reviewing mergers and acquisitions for electric and gas distribution companies. With these changes, electric distribution companies are required to file rate schedules every five years, and gas distribution companies every ten years. The MDPU also opened a proceeding, as mandated by the act, to establish a cost-based rate design for costs that are currently recovered from distribution customers through a reconciling factor. On December 17, 2013, the MDPU issued an order establishing the new rate design allocation methodologies. Fitchburg has participated with the other electric utilities and entered into long-term renewable contracts for its pro-rata share of renewable energy projects. The facility associated with one of these contracts has been constructed and is operating. The other contracts are pending approval by the MDPU as well as subsequent facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

On August 6, 2012, the Governor of Massachusetts also signed into law “An Act Relative to the Emergency Response of Public Utilities”, which establishes a new storm trust fund and requires that penalties levied by the MDPU for violations of its emergency preparedness rules be credited to customers.

On December 23, 2013 the MDPU issued two orders related to Grid Modernization. The MDPU opened an investigation on its own motion into Modernization of the Electric Grid and, in a separate but related order, opened an investigation into Electric Vehicles and Electric Vehicle Charging. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices” and all related objectives. It sets forth a straw proposal which would require each electric distribution company to submit a ten-year strategic grid modernization plan (GMP) within six months of a final Order. As part of the GMP each company must also include a comprehensive advanced metering plan (CAMP), and each company is required to achieve advanced metering functionality. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. A cost recovery mechanism is proposed only for investments in advanced metering. The MDPU also proposes to address in separate, upcoming proceedings (1) time varying rates, (2) cybersecurity, privacy, and access to meter data, and (3) electric vehicles (EVs). In the Electric Vehicle Order, the MDPU seeks to establish policies and regulations that will help facilitate and accommodate the widespread adoption of EVs. Among other objectives, the proceeding looks to evaluate (1) EV charging and its impact on the electric distribution system, (2) electric distribution company involvement in EV charging, (3) residential metering practices and rates for EVs, and (4) consumer protection issues. Both of these matters remain pending.

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

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2013, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Although Northern Utilities recently finalized a long-term lease on the Portland property, the State of Maine has announced its intention to acquire the site in the short-term for the expansion of the adjacent marine terminal. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs pending either State acquisition or until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at December 31, 2013 are accrued liabilities totaling $1.8 million associated with Northern Utilities’ environmental remediation obligations for former MGP sites. In addition to the amounts noted above, there are $1.0 million of accrued liabilities in Other Current Liabilities on the Company’s Consolidated Balance Sheet at December 31, 2013 associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg is in the process of seeking regulatory approval to implement a permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts. Included in Environmental Obligations on the Company’s Consolidated Balance Sheets at December 31, 2013 are accrued liabilities totaling $12.0 million related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

The following table shows the balances and activity in the Company’s liability for Environmental Obligations for 2013 and 2012.

ENVIRONMENTAL OBLIGATIONS

(Millions)	December 31,
	2013	2012
Total Environmental Obligations—Balance at Beginning of Period	$14.8	$14.7
Changes in Estimates	—	0.1
Liabilities Assumed	—	—
Less: Payments / Reductions	—	—

Total Environmental Obligations—Balance at End of Period	14.8	14.8
Less: Current Portion(1)	1.0	1.0

Environmental Obligations—noncurrent—Balance at End of Period	$13.8	$13.8

(1)	Reflects amounts included in Other Current Liabilities on the Company’s Consolidated Balance Sheets.

Note 9: Income Taxes

Provisions for Federal and State Income Taxes in the accompanying consolidated statements of earnings for the years ended December 31, 2013, 2012 and 2011 are shown in the table below:

	($000’s)
	2013	2012	2011
Current Federal Tax Provision (Benefit)
Current Benefit of Operating Loss Carrybacks	$—	$—	$—

Total Current Federal Tax Provision (Benefit)	—	—	—

Deferred Federal Tax Provision (Benefit)
Utility Plant Differences	28,907	6,019	13,002
Net Operating Loss Carryforwards	(8,053)	2,835	(4,844)
Regulatory Assets and Liabilities	(11,483)	472	513
Other, net	681	(241)	(695)

Total Deferred Federal Tax Provision (Benefit)	10,052	9,085	7,976

Total Federal Tax Provision	10,052	9,085	7,976

State
Current	386	132	1,358
Deferred	2,214	1,759	691

Total State Tax Provision	2,600	1,891	2,049

Total Provision for Federal and State Income Taxes	$12,652	$10,976	$10,025

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2013	2012	2011
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, Net	5	5	5
Utility Plant Differences	(2)	(2)	(1)
Other, Net	—	1	—

Effective Income Tax Rate	37%	38%	38%

Temporary differences which gave rise to current deferred tax assets and liabilities in 2013 and 2012, are shown below:

Current Deferred Income Taxes (000’s)	2013	2012
Accrued Revenue, Current Portion	$6,583	$13,568
Other, net	108	(168)

Total Current Deferred Income Tax Liabilities	$6,691	$13,400

Temporary differences which gave rise to noncurrent deferred tax assets and liabilities in 2013 and 2012, are shown below:

Noncurrent Deferred Income Taxes (000’s)	2013	2012
Utility Plant Differences	$102,479	$66,907
Net Operating Loss Carryforwards	(17,403)	(8,521)
AMT Tax Credit Carryforwards	(1,538)	(1,538)
Regulatory Assets & Liabilities	17,174	17,872
Retirement Benefit Obligations	(28,287)	(38,644)
Other, net	754	2,606

Total Noncurrent Deferred Income Tax Liabilities	$73,179	$38,682

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

The Company filed its tax returns for the year ended December 31, 2012 with the Internal Revenue Service (IRS) in September 2013 and generated federal net operating loss (NOL) carryforward assets of $6.6 million principally due to tax repair expensing and bonus depreciation. As of December 31, 2013, the Company had recorded cumulative federal and state NOL carryforward assets of $17.4 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2013, the Company had $1.5 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

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

The Company evaluated its tax positions at December 31, 2013 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2010; December 31, 2011; and December 31, 2012.

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

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2013	2012	2011
Used to Determine Plan costs for years ended December 31:
Discount Rate	4.00%	4.60%	5.35%
Rate of Compensation Increase	3.00%	3.00%	3.50%
Expected Long-term rate of return on plan assets	8.50%	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	6.50%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2017	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$1,169	$981	$909
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(895)	$(756)	$(705)

Used to Determine Benefit Obligations at December 31:
Discount Rate	4.80%	4.00%	4.60%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2018	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$9,957	$11,808	$9,109
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(7,942)	$(9,291)	$(7,217)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2013, 2012 and 2011, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $431,000, $367,000 and $325,000, respectively, in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2013, 2012 and 2011 was 3.00%, 3.00% and 3.50%, based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan			PBOP Plan			SERP
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service Cost	$3,573	$3,227	$2,941	$2,523	$2,066	$1,918	$73	$289	$285

Interest Cost	4,567	4,633	4,684	2,448	2,303	2,279	241	211	227

Expected Return on Plan Assets	(5,955)	(5,390)	(4,840)	(722)	(695)	(818)	—	—	—

Prior Service Cost Amortization	208	188	249	1,701	1,729	1,729	11	11	11

Transition Obligation Amortization	—	—	—	—	21	21	—	—	—

Actuarial Loss Amortization	4,229	3,617	3,132	786	129	—	184	64	78

Sub-total	6,622	6,275	6,166	6,736	5,553	5,129	509	575	601

Amounts Capitalized and Deferred	(2,929)	(2,726)	(2,590)	(3,010)	(2,127)	(1,622)	—	—	—

NPBC Recognized	$3,693	$3,549	$3,576	$3,726	$3,426	$3,507	$509	$575	$601

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs over the next fiscal year is $3.1 million, $1.7 million and $0.1 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2013, 2012 and 2011 before capitalization and deferral was $6.6 million, $6.3 million and $6.2 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2013, 2012 and 2011 would have been $6.6 million, $6.7 million and $5.7 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status ($000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2013	2012	2013	2012	2013	2012

Plan Assets at Beginning of Year	$72,411	$59,700	$8,301	$7,339	$—	$—

Actual Return on Plan Assets	10,204	7,780	1,154	837	—	—

Employer Contributions	3,700	9,387	3,280	2,190	53	53

Participant Contributions	—	—	36	18	—	—

Acquired Plan Assets	—	—	—	—	—	—

Benefits Paid	(3,764)	(4,456)	(1,942)	(2,083)	(53)	(53)

Plan Assets at End of Year	$82,551	$72,411	$10,829	$8,301	$—	$—

Change in PBO:

PBO at Beginning of Year	$116,492	$102,719	$62,092	$50,930	$6,207	$4,615

Service Cost	3,573	3,227	2,523	2,066	73	289

Interest Cost	4,567	4,633	2,448	2,303	241	211

Participant Contributions	—	—	36	18	—	—

Plan Amendments	—	617	(183)	(318)	—	—

Benefits Paid	(3,764)	(4,456)	(1,942)	(2,083)	(53)	(53)

Actuarial (Gain) or Loss	(12,573)	9,752	(8,075)	9,176	(611)	1,145

PBO at End of Year	$108,295	$116,492	$56,899	$62,092	$5,857	$6,207

Funded Status: Assets vs PBO	$(25,744)	$(44,081)	$(46,070)	$(53,791)	$(5,857)	$(6,207)

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets of $42.6 million and $62.5 million at December 31, 2013 and 2012, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $96.9 million and $103.4 million as of December 31, 2013 and 2012, respectively. The ABO for the SERP was $5.1 million and $4.8 million as of December 31, 2013 and 2012, respectively. For the PBOP Plan, the ABO and PBO are the same.

On August 17, 2006, the Pension Protection Act of 2006 (PPA) was signed into law. Included in the PPA were new minimum funding rules which went into effect for plan years beginning in 2008. The funding target was 100% of a plan’s liability (as determined under the PPA) with any shortfall amortized over seven years, with lower (92% – 100%) funding targets available to well-funded plans during the transition period. Due to the significant declines in the valuation of capital markets during 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (Recovery Act) was signed into law on December 23, 2008. Included in the Recovery Act are temporary modifications to the minimum funding rules set forth in the PPA such that all plans, except those that were subject to deficit reduction contribution requirements in 2007, are allowed to amortize any shortfall from the lower funding targets, rather than the 100% target, for the 2008—2010 plan years. The Company’s Pension Plan was 80% funded under the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) as of January 1, 2010, which resulted in a shortfall of $10.2 million. This shortfall was being amortized over seven years with annual payments of $1.7 million, beginning in 2010. The $1.7 million payment for 2011 is included in the Employer Contributions amounts shown in the table below.

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

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2014 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments ($000’s).

	Pension Plan			PBOP Plan			SERP
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Employer Contributions	$3,700	$9,387	$8,813	$3,280	$2,190	$—	$53	$53	$53
Participant Contributions	$—	$—	$—	$36	$18	$13	$—	$—	$—
Benefit Payments	$3,764	$4,456	$3,438	$1,942	$2,083	$1,644	$53	$53	$53

The following table represents estimated future benefit payments ($000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2014	$4,495	$1,914	$384
2015	4,617	2,056	380
2016	4,742	2,129	375
2017	5,050	2,277	369
2018	5,188	2,404	364
2019 - 2023	$31,826	$14,496	$1,925

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 48% in common stock equities, 37% in fixed income securities, 10% in real estate securities and 5% in a combined equity and debt fund. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the tables below.

Pension Plan	Target Allocation 2014	Actual Allocation at December 31,
		2013	2012	2011
Equity Funds	48%	54%	48%	49%
Debt Funds	37%	32%	47%	46%
Real Estate Fund	10%	1%	0%	0%
Asset Allocation Fund(1)	5%	5%	5%	5%
Other(2)	0%	8%	0%	0%

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.
(2)	Represents investments being held in cash equivalents as of December 31, 2013 pending transfer into a Real Estate Fund.

PBOP Plan	Target Allocation 2014	Actual Allocation at December 31,
		2013	2012	2011
Equity Funds	55%	57%	56%	55%
Debt Funds	45%	43%	44%	45%

Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 8.50% for 2013. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013 and 2012. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.

Equity, Fixed Income, Index and Asset Allocation Funds

These investments are valued based on quoted prices from active markets. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.

Cash Equivalents

These investments are valued at cost, which approximates fair value, and are categorized in Level 1.

Real Estate Fund

These investments are valued at net asset value (NAV) per unit based on a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity and are categorized in Level 3.

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2013 and 2012 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Pension Plan Assets:
Equity Funds	$44,201	$44,201	$—	$—
Fixed Income Funds	26,276	26,276	—	—
Asset Allocation Fund	4,574	4,574	—	—
Real Estate Fund	1,125	—	—	1,125
Cash Equivalents	6,375	6,375	—	—

Total Assets	$82,551	$81,426	$—	$1,125

2012
Pension Plan Assets:
Equity Funds	$34,742	$34,742	$—	$—
Fixed Income Funds	34,251	34,251	—	—
Asset Allocation Fund	3,418	3,418	—	—

Total Assets	$72,411	$72,411	$—	$—

The following tables set forth additional disclosures of Pension Plan investments whose fair value is estimated using net asset value per share as of December 31, 2013. There were no Pension Plan investments whose fair value is estimated using net asset value per share as of December 31, 2012:

	Fair Value Estimated Using NAV Per Share
	December 31, 2013
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period

SEI Core Property Collective Investment Trust Fund(1)	$1,125,000	$—	Quarterly	65 days

(1)

The SEI Core Property Collective Investment Trust Fund, through the SEI Core Property Fund, seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the year ended December 31, 2013:

Level 3 Assets
SEI Core Property Collective Investment Trust Fund
Balance at December 31, 2012	$—
Purchases	1,125,000

Balance at December 31, 2013	$1,125,000

Amount of Total Gains or Losses for the Year Attributable to the Change in Unrealized Gains or Losses Relating to Assets Still Held at December 31, 2013	$—

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2013 and 2012 are as follows ($000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$4,689	$4,689	$—	$—
Index Funds	4,467	4,467
Equity Funds	1,673	1,673

Total Assets	$10,829	$10,829	$—	$—

2012
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$3,670	$3,670	$—	$—
Index Funds	3,357	3,357
Equity Funds	1,274	1,274

Total Assets	$8,301	$8,301	$—	$—

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

The Company’s contributions to the 401(k) Plan were $1,678,000, $1,387,000 and $1,190,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2013 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based upon criteria established in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2013.

McGladrey LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B.	Other Information

On January 29, 2014, the Company issued a press release announcing its results of operations for the quarter and year ended December 31, 2013. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2013 and 2012

•	Consolidated Statements of Earnings for the years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 3.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

3.6	Stock Purchase Agreement among Nisource Inc., Bay State Gas Company and Unitil Corporation.	Exhibit 2.1 to Form 8-K dated February 15, 2008 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986 (SEC File No. 1-8858)

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987 (SEC File No. 1-8858)

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.7***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.8	Entitlement Sale and Administrative Services Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999 (SEC File No. 1-8858)

10.9***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

10.10***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.11***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan (Amended and Restated Effective as of January 1, 2009), as amended to date	Filed herewith

10.14***	Amended and Restated Employment Agreement effective as of November 1, 2012 by and between Unitil Corporation and Robert G. Schoenberger.	Exhibit 10.1 to Form 8-K dated September 19, 2012 (SEC File No. 1-8858)

10.15***	Employment Agreement dated June 5, 2013 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.16	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.17	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.18***	Unitil Corporation—Compensation of Directors.	Exhibit 10.21 to Form 10-K for 2012 (SEC File No. 1-8858)

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
16.1	Letter Re: Change in Certifying Accountant	Exhibit 16.1 to Form 8-K dated September 19, 2013 (SEC File No. 1-8858)

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated January 29, 2014 Announcing Earnings For the Quarter and Year Ended December 31, 2013	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date January 29, 2014	By	/s/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	January 29, 2014

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	January 29, 2014

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	January 29, 2014

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	January 29, 2014

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	January 29, 2014

/S/ WILLIAM D. ADAMS William D. Adams	Director	January 29, 2014

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	January 29, 2014

/S/ EBEN S. MOULTON Eben S. Moulton	Director	January 29, 2014

/S/ DAVID P. BROWNELL David P. Brownell	Director	January 29, 2014

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	January 29, 2014

/S/ MICHAEL B. GREEN Michael B. Green	Director	January 29, 2014

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	January 29, 2014

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	January 29, 2014

/S/ DAVID A. WHITELEY David A. Whiteley	Director	January 29, 2014

EXHIBIT INDEX

Exhibit No.	Description
10.13	Unitil Corporation Tax Deferred Savings and Investment Plan (Amended and Restated Effective as of January 1, 2009), as amended to date

11.1	Computation in Support of Earnings per Share

12.1	Computation in Support of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1-31.3	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unitil Corporation Press Release Dated January 29, 2014 Announcing Earnings For the Quarter and Year Ended December 31, 2013

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.