Form 10-Q
period 2014-03-31
UNITIL CORP
filed 2014-04-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2014
Common Stock, no par value	13,887,087 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2014

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

Unitil had an investment in Net Utility Plant of $666.8 million at March 31, 2014. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity

Northern Utilities – Maine – On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years, and covers targeted capital expenditures in 2013 through 2016. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing is pending final approval of the MPUC. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – New Hampshire – On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provides for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million, effective May 1, 2015. The newly-approved rates will be reconciled to the effective date temporary rates were established, July 1, 2013.

Unitil Energy – On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On March 3, 2014 Unitil Energy filed its third step increase of $1.5 million in annual revenue for effect on May 1, 2014, subject to final approval of the NHPUC.

Granite State – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. Granite State received approval from the FERC for its latest annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The next rate adjustment is scheduled to be filed in the second quarter of this year for a projected $0.6 million for rates effective August 1, 2014.

Fitchburg – Electric – In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting approval to increase its electric base distribution rates. The Company requested an increase of $6.7 million in electric base revenue or 11.5% over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms; Tropical Storm Irene, the October 2011 snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism to adjust base electric distribution revenue annually by means of either i) a capital cost tracker mechanism, or ii) a multi-year rate plan featuring a revenue cap inflation-based index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms through a reconciling storm recovery adjustment factor beginning January 1, 2015. Hearings were held over a three week period during January 2014, and the matter has been fully briefed. A final rate order is expected in the second quarter of 2014.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2014 and March 31, 2013 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company’s results of operations reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s natural gas sales margins are derived from a higher percentage of fixed billing components, including customer charges. Therefore, natural gas revenues and margin will be less affected by the seasonal nature of the natural gas business. In addition, as discussed above, approximately 27% and 11% of the Company’s total annual electric and natural gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect sales margin.

Earnings Overview

The Company’s Earnings Applicable to Common Shareholders (Net Income) was $12.6 million, an increase of $1.8 million, or 17%, compared to the Company’s results for the first quarter of 2013. Earnings Per Share was $0.91 for the first quarter of 2014, up $0.12 per share compared to 2013. The Company’s earnings for the first three months of 2014 were driven by increases in natural gas and electric sales and margins.

Natural gas sales margins were $36.5 million in the first quarter of 2014, an increase of $6.0 million compared to the same period in 2013. Natural gas sales margins in the first quarter of 2014 were positively affected by higher therm unit sales, a growing customer base and recently approved distribution rates. Therm sales of natural gas increased 14.9% in the first quarter of 2014 compared to 2013, driven by the colder winter weather in the first quarter of 2014 compared to 2013. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first quarter of 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, in the first quarter of 2014 are estimated to be up 6.4% compared to 2013. As of March 31, 2014, the number of total natural gas customers served has increased by 3.1% in the last twelve months.

Electric sales margins were $19.2 million in the first quarter of 2014, an increase of $0.8 million compared to 2013, reflecting higher electric kilowatt-hour (kWh) sales and recently approved electric distribution rates. Electric kWh sales increased 5.0% in the first quarter of 2014 compared to 2013, driven by the colder winter weather in the first quarter of 2014 compared to 2013.

Operation and Maintenance (O&M) expenses increased $1.9 million in the three months ended March 31, 2014 compared to the same period in 2013. The change in O&M expenses reflects higher compensation costs of $0.9 million, higher employee and retiree benefit costs of $0.6 million and higher utility operating costs of $0.5 million; partially offset by lower all other operating costs, net of $0.1 million.

Depreciation and Amortization expense increased $0.7 million in the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher depreciation of $0.5 million on normal utility plant additions and higher amortization of major storm restoration costs of $0.2 million.

Taxes Other Than Income Taxes increased $0.8 million in the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher local property taxes on higher levels of utility plant in service.

Interest Expense, net increased $0.6 million in the three months ended March 31, 2014 compared to the same period in 2013, reflecting lower interest income on regulatory assets.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.6 million in the first quarter of 2014, an increase of $0.1 million compared to the first quarter of 2013.

In 2013, Unitil’s annual common dividend was $1.38, continuing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January, 2014 and April, 2014 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.345 per share.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2014 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 14.9% in the three months ended March 31, 2014 compared to the same period in 2013, reflecting increases of 18.0% and 13.9% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter weather in the first quarter of 2014 compared to 2013 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first quarter of 2014 compared to the same period in 2013. Weather-normalized gas therm sales, excluding decoupled sales, are estimated to be up 6.4% in the first quarter of 2014 compared to the same period in 2013. As of March 31, 2014, the number of total natural gas customers served has increased by 3.1% in the last twelve months.

The following table details total firm therm sales for the three months ended March 31, 2014 and 2013, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2014	2013	Change	% Change
Residential	22.9	19.4	3.5	18.0%
Commercial/Industrial	70.5	61.9	8.6	13.9%

Total	93.4	81.3	12.1	14.9%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2014 and 2013:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Gas Operating Revenues:
Residential	$37.7	$29.4	$8.3	28.2%
Commercial / Industrial	54.9	41.4	13.5	32.6%

Total Gas Operating Revenues	$92.6	$70.8	$21.8	30.8%

Cost of Gas Sales	$56.1	$40.3	$15.8	39.2%

Gas Sales Margin	$36.5	$30.5	$6.0	19.7%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas

Operating Revenue because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue.

Natural gas sales margin was $36.5 million in the three months ended March 31, 2014, an increase of $6.0 million compared to the same period in 2013. Approximately $2.3 million of this increase reflects higher natural gas distribution rates, and $3.7 million of the increase reflects higher sales volumes related to the effect of the colder winter weather and customer growth.

The increase in Total Gas Operating Revenues of $21.8 million in the first quarter of 2014 reflects higher gas sales margin of $6.0 million and higher Cost of Gas Sales of $15.8 million, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2014, Unitil’s total electric kWh sales increased 5.0% compared to the first quarter of 2013. Sales to Residential and C&I customers increased 7.2% and 3.3%, respectively, in the first quarter of 2014 compared to the same period in 2013, driven by the effect of colder winter weather in the first quarter of 2014 compared to 2013 coupled with the addition of new residential and C&I customers. As discussed above, sales margin derived from decoupled sales is not sensitive to changes in electric kWh sales. As of March 31, 2014, the number of total electric customers served has increased by 0.6% in the last twelve months.

The following table details total kWh sales for the three months ended March 31, 2014 and 2013 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2014	2013	Change	% Change
Residential	201.9	188.4	13.5	7.2%
Commercial/Industrial	245.1	237.3	7.8	3.3%

Total	447.0	425.7	21.3	5.0%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2014 and 2013:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Electric Operating Revenues:
Residential	$34.8	$26.2	$8.6	32.8%
Commercial / Industrial	27.1	19.7	7.4	37.6%

Total Electric Operating Revenues	$61.9	$45.9	$16.0	34.9%

Total Cost of Electric Sales	$42.7	$27.5	$15.2	55.3%

Electric Sales Margin	$19.2	$18.4	$0.8	4.3%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues.

Electric sales margin was $19.2 million in the three months ended March 31, 2014, an increase of $0.8 million compared to the same period in 2013. Approximately $0.5 million of this increase reflects higher electric distribution rates and, $0.3 million of this increase reflects higher sales volumes related to the effect of the colder winter weather and customer growth.

The increase in Total Electric Operating Revenues of $16.0 million in the first quarter of 2014 reflects higher electric sales margin of $0.8 million and higher Costs of Electric Sales of $15.2 million, which are tracked and reconciled costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Operating Revenue for the three months ended March 31, 2014 and 2013:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Other	$1.6	$1.5	$0.1	6.7%

Total Other Operating Revenue	$1.6	$1.5	$0.1	6.7%

Total Other Operating Revenue, which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, increased $0.1 million in the three month period ended March 31, 2014 compared to the same period in 2013. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $15.8 million, or 39.2%, in the three months ended March 31, 2014 compared to the same period in 2013. This increase reflects higher sales of natural gas and higher wholesale natural gas prices, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $15.2 million, or 55.3%, in the three months ended March 31, 2014 compared to the same period in 2013. This increase reflects higher electric kWh sales, higher wholesale electricity prices and increased spending on energy efficiency programs, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $1.9 million, or 12.5%, in the three months ended March 31, 2014 compared to the same period in 2013. The change in O&M expenses reflects higher compensation costs of $0.9 million, higher employee and retiree benefit costs of $0.6 million and higher utility operating costs of $0.5 million; partially offset by lower all other operating costs, net of $0.1 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.7 million, or 7.4%, in the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher depreciation of $0.5 million on normal utility plant additions and higher amortization of major storm restoration costs of $0.2 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.8 million, or 21.1%, in the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher local property taxes on higher levels of utility plant in service.

Other Expense, net – Other Expense, net in the three month period ended March 31, 2014 were flat compared to the same period in 2013.

Income Taxes – Federal and State Income Taxes increased by $1.1 million for the three months ended March 31, 2014 compared to the same period in 2013, reflecting higher pre-tax earnings in the current period.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is calculated.

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

Interest Expense, net (millions)	Three Months Ended March 31,
	2014	2013	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—
Short-term Debt	0.3	0.3	—
Regulatory Liabilities	0.1	—	0.1

Subtotal Interest Expense	5.5	5.4	0.1

Interest (Income)
Regulatory Assets	(0.2)	(0.7)	0.5
AFUDC and Other	(0.1)	(0.1)	—

Subtotal Interest (Income)	(0.3)	(0.8)	0.5

Total Interest Expense, net	$5.2	$4.6	$0.6

Interest Expense, net increased $0.6 million in the three months ended March 31, 2014 compared to the same period in 2013, reflecting lower interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At March 31, 2014, March 31, 2013 and December 31, 2013, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as March 31, 2014, March 31, 2013 and December 31, 2013:

	Revolving Credit Facility (millions)
	March 31,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$59.2	$32.6	$60.2
Available	$60.8	$27.4	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a construction line of credit in the maximum amount of $15 million, available until August 31, 2015, which will convert into a lease when the project is complete. The lease has an initial term of five years. The Company received its first funding under this financing arrangement in April 2014 in the amount of $4.4 million. These funds were used to pay down short-term borrowings.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2014, there were approximately $31.0 million of guarantees outstanding and the longest term guarantee extends through April 2015.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $3.3 million, $3.3 million and $12.5 million of natural gas storage inventory at March 31, 2014, March 31, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2014 and payable in April 2014 is $2.2 million and is recorded in Accounts Payable at March 31, 2014. The amount of natural gas inventory released in March 2013 and payable in April 2013 was $1.7 million and was recorded in Accounts Payable at March 31, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $2.2 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2014 compared to the same period in 2013.

	Three Months Ended March 31,
	2014	2013
Cash Provided by Operating Activities	$28.7	$40.8

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $28.7 million in the first quarter of 2014, a decrease of $12.1 million compared to 2013. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $29.8 million in 2014 compared to $25.7 million in 2013, representing an increase of $4.1 million principally driven by higher net income and deferred taxes in 2014. Working capital changes in Current Assets and Liabilities resulted in a ($0.6) million net use of cash in 2014 compared to a $8.9 million net source of cash in 2013, representing a decrease of $9.5 million. The decrease in cash flow from working capital was principally driven by a reduction in cash flow from accrued revenue of $9.0 million reflecting lower collections of flowthrough costs in 2014. Deferred

Regulatory and Other Charges resulted in a ($1.9) million use of cash in 2014 compared to a $2.9 million source of cash in 2013. All Other, net operating activities resulted in a source of cash of $1.4 million in 2014 compared to a source of cash of $3.3 million in 2013.

	Three Months Ended March 31,
	2014	2013
Cash (Used in) Investing Activities	$(9.2)	$(14.4)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($9.2) million for the first quarter of 2014 compared to ($14.4) million in 2013. The lower cash used in investing activities in the 2014 period is reflective of the timing of cash disbursements which is expected to increase during the year. The Company’s capital spending budget for 2014 is $91 million. The capital spending in both periods is representative of normal distribution utility capital expenditures reflecting normal electric and gas utility system additions.

	Three Months Ended March 31,
	2014	2013
Cash (Used in) Financing Activities	$(14.6)	$(28.7)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($14.6) million in the first quarter of 2014 compared to ($28.7) million in 2013. The lower cash used in financing activities in 2014 primarily reflects lower repayments of short-term debt in 2014 of ($1.0) million compared to ($16.8) million in 2013 as a result of lower cash provided by operating activities in 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 29, 2014.

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

The Company’s principal regulatory assets and liabilities are included on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets and Regulatory Liabilities is provided in Note 1 thereto. The Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s consolidated financial statements.

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

On August 1, 2011, the MDPU issued an order approving a RDM for the electric and natural gas divisions of Fitchburg. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts, for which the RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as increases or decreases in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company’s other electric and natural gas distribution utilities are not subject to the RDM.

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset to recognize the future collection of these obligations in electric and gas rates.

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

Depreciation – Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s unaudited consolidated financial statements.

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2014, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes to the unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2014, the Company and its subsidiaries had 483 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2014, a total of 159 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 44 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2014; 37 union employees of Northern Utilities’ Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; 39 union employees of Unitil Energy Systems covered by a separate CBA which expires on May 31, 2018 and 5 union employees of Unitil Service Corp. covered by a separate CBA which expires on May 31, 2016. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2014 and March 31, 2013 were 1.55% and 1.98%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2013 was 1.8%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Gas	$92.6	$70.8
Electric	61.9	45.9
Other	1.6	1.5

Total Operating Revenues	156.1	118.2

Operating Expenses
Cost of Gas Sales	56.1	40.3
Cost of Electric Sales	42.7	27.5
Operation and Maintenance	17.1	15.2
Depreciation and Amortization	10.2	9.5
Taxes Other Than Income Taxes	4.6	3.8

Total Operating Expenses	130.7	96.3

Operating Income	25.4	21.9
Interest Expense, net	5.2	4.6
Other Expense, net	0.1	0.1

Income Before Income Taxes	20.1	17.2
Income Taxes	7.5	6.4

Earnings Applicable to Common Shareholders	$12.6	$10.8

Earnings Per Common Share (Basic and Diluted)	$0.91	$0.79
Weighted Average Common Shares Outstanding – (Basic and Diluted)	13.8	13.7
Dividends Declared Per Share of Common Stock	$0.345	$0.69

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2014	2013	2013
ASSETS:

Current Assets:
Cash and Cash Equivalents	$14.3	$7.5	$9.4
Accounts Receivable, net	69.5	62.0	52.2
Accrued Revenue	49.6	47.4	56.6
Exchange Gas Receivable	1.3	1.7	10.8
Gas Inventory	0.6	0.5	1.2
Materials and Supplies	5.1	4.6	5.0
Prepayments and Other	5.2	5.3	4.8

Total Current Assets	145.6	129.0	140.0

Utility Plant:
Gas	483.0	429.7	477.3
Electric	377.3	359.6	375.6
Common	31.6	32.7	31.6
Construction Work in Progress	21.3	21.2	24.6

Total Utility Plant	913.2	843.2	909.1
Less: Accumulated Depreciation	246.4	234.9	243.5

Net Utility Plant	666.8	608.3	665.6

Other Noncurrent Assets:
Regulatory Assets	96.5	130.0	100.1
Other Assets	19.1	18.2	14.9

Total Other Noncurrent Assets	115.6	148.2	115.0

TOTAL ASSETS	$928.0	$885.5	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2014	2013	2013
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$31.8	$27.1	$38.1
Short-Term Debt	59.2	32.6	60.2
Long-Term Debt, Current Portion	2.5	0.5	2.5
Energy Supply Obligations	6.1	7.1	14.4
Deferred Income Taxes	3.4	4.9	6.7
Dividends Declared and Payable	—	4.8	—
Environmental Obligations	1.4	1.0	1.0
Interest Payable	5.4	5.4	3.1
Regulatory Liabilities	13.1	11.6	9.7
Other Current Liabilities	8.8	8.9	9.0

Total Current Liabilities	131.7	103.9	144.7

Noncurrent Liabilities:
Deferred Income Taxes	82.5	52.5	73.2
Cost of Removal Obligations	59.2	53.0	57.3
Retirement Benefit Obligations	79.1	107.2	77.3
Environmental Obligations	12.8	13.8	13.8
Other Noncurrent Liabilities	4.0	5.4	4.3

Total Noncurrent Liabilities	237.6	231.9	225.9

Capitalization:
Long-Term Debt, Less Current Portion	284.7	287.2	284.8
Common Stock Equity:
Common Equity (Outstanding: 13,886,768, 13,812,763 and 13,841,400 Shares)	233.1	230.7	232.1
Retained Earnings	40.7	31.6	32.9

Total Common Stock Equity	273.8	262.3	265.0
Preferred Stock	0.2	0.2	0.2

Total Capitalization	$558.7	$549.7	$550.0

TOTAL LIABILITIES AND CAPITALIZATION	$928.0	$885.5	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net Income	$12.6	$10.8
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	10.2	9.5
Deferred Tax Provision	7.0	5.4
Changes in Working Capital Items:
Accounts Receivable	(17.3)	(14.3)
Accrued Revenue	7.0	16.0
Exchange Gas Receivable	9.5	7.7
Regulatory Liabilities	3.4	4.8
Accounts Payable	(6.3)	(5.6)
Other Changes in Working Capital Items	3.1	0.3
Deferred Regulatory and Other Charges	(1.9)	2.9
Other, net	1.4	3.3

Cash Provided by Operating Activities	28.7	40.8

Investing Activities:
Property, Plant and Equipment Additions	(9.2)	(14.4)

Cash (Used in) Investing Activities	(9.2)	(14.4)

Financing Activities:
Repayment of Short-Term Debt, net	(1.0)	(16.8)
Repayment of Long-Term Debt	(0.1)	(0.1)
Net Decrease in Exchange Gas Financing	(8.8)	(7.2)
Dividends Paid	(4.8)	(4.8)
Proceeds from Issuance of Common Stock	0.3	0.3
Other, net	(0.2)	(0.1)

Cash (Used in) Financing Activities	(14.6)	(28.7)

Net Increase (Decrease) in Cash	4.9	(2.3)
Cash at Beginning of Period	9.4	9.8

Cash at End of Period	$14.3	$7.5

Supplemental Cash Flow Information:
Interest Paid	$3.0	$2.9
Income Taxes Paid	$0.3	$0.8
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.4	$1.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2014	$232.1	$32.9	$265.0

Net Income		12.6	12.6
Dividends on Common Shares		(4.8)	(4.8)
Stock Compensation Plans	0.7		0.7
Issuance of 9,868 Common Shares	0.3		0.3

Balance at March 31, 2014	$233.1	$40.7	$273.8

Balance at January 1, 2013	$230.0	$30.4	$260.4

Net Income		10.8	10.8
Dividends on Common Shares		(9.6)	(9.6)
Stock Compensation Plans	0.4		0.4
Issuance of 10,922 Common Shares	0.3		0.3

Balance at March 31, 2013	$230.7	$31.6	$262.3

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC) on January 29, 2014, for a description of the Company’s Basis of Presentation.

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

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. In accordance with the FASB Codification, the Company periodically assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known. Deferred income taxes are reflected as Deferred Income Taxes in Current and Noncurrent Liabilities on the Consolidated Balance Sheets based on the nature of the underlying timing item.

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator – New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. As of March 31, 2014, March 31, 2013 and December 31, 2013, the Unitil subsidiaries had deposited $9.8 million, $5.6 million and $7.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. As of March 31, 2014, March 31, 2013 and December 31, 2013, there was $0.1 million, $0 and $0, respectively, deposited for this purpose.

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

The Allowance for Doubtful Accounts as of March 31, 2014, March 31, 2013 and December 31, 2013, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

($ millions)
	March 31,		December 31,
	2014	2013	2013
Allowance for Doubtful Accounts	$2.1	$2.0	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2014, March 31, 2013 and December 31, 2013.

	March 31,		December 31,
Accrued Revenue ($ millions)	2014	2013	2013
Regulatory Assets – Current	$39.7	$37.0	$43.6
Unbilled Revenues	9.9	10.4	13.0

Total Accrued Revenue	$49.6	$47.4	$56.6

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2014, March 31, 2013 and December 31, 2013.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2014	2013	2013
Northern Utilities	$1.0	$1.5	$9.8
Fitchburg	0.3	0.2	1.0

Total Exchange Gas Receivable	$1.3	$1.7	$10.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2014, March 31, 2013 and December 31, 2013.

	March 31,		December 31,
Gas Inventory ($ millions)	2014	2013	2013
Natural Gas	$0.2	$—	$0.8
Propane	0.1	0.3	0.3
Liquefied Natural Gas & Other	0.3	0.2	0.1

Total Gas Inventory	$0.6	$0.5	$1.2

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2014, March 31, 2013 and December 31, 2013, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $59.2 million, $53.0 million, and $57.3 million, respectively.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2014	2013	2013
Energy Supply & Other Regulatory Tracker Mechanisms	$30.3	$26.2	$32.5
Deferred Restructuring Costs	6.9	17.0	9.3
Retirement Benefit	42.3	62.4	42.6
Income Taxes	10.7	10.0	11.9
Environmental	16.0	16.7	16.1
Deferred Storm Charges	24.2	27.7	25.6
Other	5.8	7.0	5.7

Total Regulatory Assets	$136.2	$167.0	$143.7
Less: Current Portion of Regulatory Assets(1)	39.7	37.0	43.6

Regulatory Assets – noncurrent	$96.5	$130.0	$100.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2014	2013	2013
Regulatory Tracker Mechanisms	$13.1	$11.6	$9.7

Total Regulatory Liabilities	$13.1	$11.6	$9.7

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of March 31, 2014, all futures contracts purchased under the prior program design were sold and the hedging portfolio now consists entirely of call option contracts.

Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through Northern Utilities’ Cost of Gas Adjustment Clause. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Cost of Gas Sales when the gains and losses are passed through to customers through the Cost of Gas Adjustment Clause.

As of March 31, 2014, March 31, 2013 and December 31, 2013 the Company had 1.1 billion, 1.7 billion and 1.8 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

The tables below show derivatives, which are part of the regulatory approved hedging program, that are not designated as hedging instruments under FASB ASC 815-20. The tables below include disclosure of the derivative assets and liabilities and the recognition of the charges from their corresponding regulatory liabilities and assets, respectively into Cost of Gas Sales. The current and noncurrent portions of these regulatory assets are recorded as Accrued Revenue and

Regulatory Assets, respectively, on the Company’s unaudited Consolidated Balance Sheets. The current and noncurrent portions of these regulatory liabilities are recorded as Regulatory Liabilities and Other Noncurrent Liabilities, respectively on the Company’s unaudited Consolidated Balance Sheets.

Fair Value Amount of Derivative Assets / Liabilities ($ millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	March 31, 2014	March 31, 2013	December 31, 2013
Derivative Assets
Natural Gas Futures/Options Contracts	Prepayments and Other	$0.2	$0.5	$0.1
Natural Gas Futures/Options Contracts	Other Assets	—	—	0.1

Total Derivative Assets		$0.2	$0.5	$0.2

Derivative Liabilities
Natural Gas Futures/Options Contracts	Other Current Liabilities	$—	$—	$—
Natural Gas Futures/Options Contracts	Other Noncurrent Liabilities	—	—	—

Total Derivative Liabilities		$—	$—	$—

	Three Months Ended March 31,
($ millions)	2014	2013
Amount of Loss (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures/Options Contracts	$0.9	$(0.3)
Amount of Loss Reclassified into unaudited Consolidated Statements of Earnings(1):
Cost of Gas Sales	$0.9	$0.9

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current Energy Supply Obligations and the noncurrent amount of Energy Supply Obligations which is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2014	2013	2013
Current:
Exchange Gas Obligation	$1.0	$1.5	$9.8
Renewable Energy Portfolio Standards	4.3	4.7	3.7
Power Supply Contract Divestitures	0.8	0.9	0.9

Total Energy Supply Obligations – Current	$6.1	$7.1	$14.4
Long-Term:
Power Supply Contract Divestitures	$2.3	$3.1	$2.5

Total Energy Supply Obligations	$8.4	$10.2	$16.9

Exchange Gas Obligation – Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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

Fitchburg has a contract for energy procurement with a renewable energy developer which began commercial production in September 2013. Fitchburg will recover its costs under this contract through a regulatory approved cost tracker reconciling rate mechanism.

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

Massachusetts Green Communities Act – In compliance with the Massachusetts Green Communities Act, discussed below in Note 6, Regulatory Matters, Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits. The facility associated with one of these contracts has been constructed and is operating. The other contracts have been approved by the MDPU and are pending facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg recovers its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

Recently Issued Pronouncements – There are no recently issued pronouncements that the Company has not already adopted or that have a material impact on the Company.

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period, other than the financing arrangement entered into by Unitil Service Corp. in April 2014 (see Note 4), the Company did not have any material subsequent events that impacted its unaudited consolidated financial statements.

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. The Company has reclassified certain regulatory tracker and rate reconciliation mechanisms from Accrued Revenue and Other Current Liabilities to Regulatory Liabilities on the Company’s Consolidated Balance Sheets, as discussed above in Regulatory Accounting and reclassified the funding of regulatory-approved major storm cost reserves from Operation and Maintenance expense to Depreciation and Amortization expense on the Company’s Consolidated Statements of Earnings. Also, energy efficiency program expenses, which were previously presented as Conservation & Load Management on the Company’s Consolidated Statements of Earnings are now included in Cost of Gas Sales and Cost of Electric Sales.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/22/14	05/29/14	05/15/14	$ 0.345
01/16/14	02/28/14	02/14/14	$ 0.345

09/18/13	11/15/13	11/01/13	$ 0.345
06/05/13	08/15/13	08/01/13	$ 0.345
03/28/13	05/15/13	05/01/13	$ 0.345
01/17/13	02/15/13	02/01/13	$ 0.345

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2014 and March 31, 2013:

	Electric	Gas	Other	Non-Regulated	Total
Three Months Ended March 31, 2014 ($ millions)
Revenues	$61.9	$92.6	$—	$1.6	$156.1
Segment Profit	0.9	11.5	—	0.2	12.6
Identifiable Segment Assets	405.1	506.1	11.0	5.8	928.0
Capital Expenditures	5.1	3.0	1.0	0.1	9.2

Three Months Ended March 31, 2013 ($ millions)
Revenues	$45.9	$70.8	$—	$1.5	$118.2
Segment Profit	2.0	8.3	0.1	0.4	10.8
Identifiable Segment Assets	411.5	462.2	5.5	6.3	885.5
Capital Expenditures	7.0	6.9	0.5	—	14.4

As of December 31, 2013 ($ millions)
Identifiable Segment Assets	$502.3	$402.8	$6.2	$9.3	$920.6

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

Details on long-term debt at March 31, 2014, March 31, 2013 and December 31, 2013 are shown below:

($ millions)	March 31,		December 31,
	2014	2013	2013
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	2.2	2.7	2.3

Total Long-Term Debt	287.2	287.7	287.3
Less: Current Portion	2.5	0.5	2.5

Total Long-term Debt, Less Current Portion	$284.7	$287.2	$284.8

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt at March 31, 2014 is estimated to be approximately $332.8 million, before considering any costs, including prepayment costs, to market the Company’s debt. Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving credit facility as of March 31, 2014, March 31, 2013 and December 31, 2013:

	Revolving Credit Facility (millions)
	March 31,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$59.2	$32.6	$60.2
Available	$60.8	$27.4	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a construction line of credit in the maximum amount of $15 million, available until August 31, 2015, which will convert into a lease when the project is complete. The lease has an initial term of five years. The Company received its first funding under this financing arrangement in April 2014 in the amount of $4.4 million. These funds were used to pay down short-term borrowings.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $3.2 million, $3.3 million and $12.5 million of natural gas storage inventory at March 31, 2014, March 31, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2014 and payable in April 2014 is $2.2 million and is recorded in Accounts Payable at March 31, 2014. The amount of natural gas inventory released in March 2013 and payable in April 2013 was $1.7 million and was recorded in Accounts Payable at March 31, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2014, there were approximately $31.0 million of guarantees outstanding and the longest term guarantee extends through April 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $2.2 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of March 31, 2014, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,886,768, 13,812,763 and 13,841,400 shares of common stock outstanding at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2014, the Company sold 9,868 shares of its common stock, at an average price of $31.39 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $310,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

Restricted Shares

Outstanding awards of Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Restricted Shares underlying the award may be credited to a participant’s account. Awards may be grossed up to offset the participant’s tax obligations in connection with the award. For purposes of compensation expense, Restricted Shares vest immediately upon a participant becoming eligible for retirement, as defined in the Stock Plan. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death.

On January 31, 2014, 35,500 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 69,073 and 53,480 non-vested shares under the Stock Plan as of March 31, 2014 and 2013, respectively. The weighted average grant date fair value of these shares was $28.52 and $25.99, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was approximately $1.1 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. There were no forfeitures or cancellations under the Stock Plan during the three months ended March 31, 2014.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2014 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2013	14,903	$28.90
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	163	$31.48
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2014	15,066	$28.93

There were 3,932 Restricted Stock Units outstanding as of March 31, 2013 with a weighted average stock price of $27.39. The fair value of liabilities associated with the cash portion of fully-vested Restricted Stock Units is approximately $0.2 million, less than $0.1 million and approximately $0.2 million as of March 31, 2014, March 31, 2013 and December 31, 2013, respectively, and is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

Preferred Stock

There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2014, March 31, 2013 and December 31, 2013. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2014 and March 31, 2013, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2013 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 29, 2014.

Regulatory Matters

Northern Utilities – Base Rates – Maine – On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years, and covers targeted capital expenditures in 2013 through 2016. The settlement agreement also provides for Earning Sharing where Northern would be allowed to retain all earnings up to a return of 10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement continues and revises the service quality plan (SQP) that Northern Utilities has been operating under since 2004 and established in Docket No. 2002-140. The revised SQP consists of seven metrics with an appurtenant administrative penalty for failure to meet any of the seven metrics. The settlement agreement further provides that Northern Utilities will be subject to a maximum annual penalty of $500,000 if it fails to meet any of the baseline performance targets under the revised SQP. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing is pending final approval of the MPUC. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – Base Rates – New Hampshire – On April 21, 2014, the NHPUC approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provides for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million, effective May 1, 2015. The settlement agreement also provides for Earning Sharing where Northern Utilities would be allowed to retain all earnings up to a return of

10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement provides that the Company’s next filing of a distribution base rate case is to be based on an historic test year of no earlier than twelve months ending December 31, 2016. The newly-approved rates will be reconciled to the effective date temporary rates were established, July 1, 2013.

Unitil Energy – Base Rates – On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On March 3, 2014 Unitil Energy filed its third step increase of $1.5 million in annual revenue for effect on May 1, 2014, subject to final approval of the NHPUC.

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. Granite State received approval from the FERC for its latest annual rate adjustment, in the amount of $0.4 million, with rates effective August 1, 2013. The next rate adjustment is scheduled to be filed in the second quarter of this year for a projected $0.6 million for rates effective August 1, 2014.

Fitchburg – Electric Base Rates Filed – In July 2013, Fitchburg filed a rate case with the MDPU requesting approval to increase its electric distribution rates. The Company requested an increase of $6.7 million in electric base revenue or 11.5% over test year operating revenue. Included in the amount of this annual increase is approximately $2.1 million for the recovery over a three year period of extraordinary storm costs incurred by the Company related to three severe storms, Tropical Storm Irene, the October 2011 snowstorm and Superstorm Sandy. The filing includes a proposed modified revenue decoupling mechanism to adjust base electric distribution revenue annually by means of either i) a capital cost tracker mechanism, or ii) a multi-year rate plan featuring a revenue cap inflation-based index. The filing also includes a proposal to establish a major storm reserve fund to address the costs of future major storms through a reconciling storm recovery adjustment factor beginning January 1, 2015. Hearings were held over a three week period during January 2014, and the matter has been fully briefed. A final rate order is expected in the second quarter of 2014.

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

Fitchburg – Storm Cost Deferral – On May 1, 2012 the MDPU approved Fitchburg’s request to defer $4.3 million of 2011 storm costs associated with Tropical Storm Irene and the October 2011 snowstorm, and Fitchburg is seeking recovery of these costs in the electric rate case it filed in July 2013.

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Fitchburg – Electric Operations – On November 15, 2013, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. Many of the surcharges and cost factors were redesigned based on cost-based rate design in compliance with a MDPU order in its Investigation into Cost-Based Rate Design for Reconciliation Factors, which resulted from the “Act Relative to Competitively Priced Electricity in the Commonwealth”, signed into law by the Governor of Massachusetts on August 3, 2012. All of the rates were approved effective January 1, 2014 for billing purposes, subject to reconciliation, pending investigation by the MDPU.

Fitchburg – Service Quality – On March 1, 2014, Fitchburg submitted its 2013 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division. The electric division met or exceeded all metric benchmarks except for two measures relating to the performance of certain individual distribution circuits as compared to the performance of the system as a whole. As a result of penalty offsets earned in six metrics where company performance exceeded the benchmark measure, however, no penalties are due.

On December 11, 2012, the MDPU opened an investigation into the service quality provided by the gas and electric distribution companies in Massachusetts and the Service Quality guidelines currently in effect. The MDPU investigation will review existing and potential new reliability, safety, and customer satisfaction metrics; potential penalties for downed wire response; potential clean energy metrics; penalty provisions, including penalty offsets for superior performance in other metrics for poor performance on a different metric; and review of historic data for use in establishing service quality benchmarks. Fitchburg has been an active participant in this docket.

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

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in the

Company’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of the Company’s bad debt, and the rate decisions in 2006 and 2007. Briefs were filed in June 2013. This matter remains pending before the MDPU.

On July 2, 2008, the Governor of Massachusetts signed into law “The Green Communities Act” (the GC Act), an energy policy statute designed to substantially increase energy efficiency and the development of renewable energy resources in Massachusetts. The GC Act provides for utilities to recover in rates the incremental costs associated with its various mandated programs. Several regulatory proceedings have been initiated to implement various provisions of the GC Act, including provisions for each distribution company to file enhanced three-year energy efficiency investment plans, plans to establish smart grid pilot programs, proposals to purchase long-term contracts for renewable energy, special tariffs to allow the net metering of customer-owned renewable generation, and terms and conditions for purchasing supplier receivables. Fitchburg’s first two three-year energy efficiency investment plans, plans to establish smart grid pilot programs, and net metering tariffs have been approved by the MDPU. Fitchburg’s proposal for a long term contract for renewable energy was approved by the MDPU, and the facility has been constructed and is now operating. Fitchburg’s costs associated with the contract are recovered through a MDPU approved tariff. Terms and conditions for purchasing supplier receivables are under review in a separately designated docket.

On August 3, 2012, the Governor of Massachusetts signed into law “An Act Relative to Competitively Priced Electricity in the Commonwealth,” which both increases electric distribution companies’ obligations to purchase renewable energy resources and the availability of net metering. The Act also includes changes to the MDPU’s ratemaking procedures and authority for reviewing mergers and acquisitions for electric and gas distribution companies. With these changes, electric distribution companies are required to file rate schedules every five years, and gas distribution companies every ten years. The MDPU also opened a proceeding, as mandated by the Act, to establish a cost-based rate design for costs that are currently recovered from distribution customers through a reconciling factor. On December 17, 2013, the MDPU issued an order establishing the new rate design allocation methodologies. The Act also requires electric distribution companies to participate in joint solicitations and enter into additional long-term renewable contracts for 4% of distribution company load. A Request For Proposal for a long-term renewable energy contract, jointly prepared by Fitchburg and the other utility companies in consultation with the Massachusetts Attorney General and the Massachusetts Department of Energy Resources and approved by the MDPU, was issued in the Spring of 2013. After analysis and contract negotiations, contracts for six projects were awarded and submitted for MDPU approval. Three of the contracts were terminated during the approval process, and the MDPU approved the remaining three contracts. Fitchburg’s costs associated with these contracts will be recovered through a MDPU approved tariff.

On December 23, 2013 the MDPU issued two orders related to Grid Modernization. The MDPU opened an investigation on its own motion into Modernization of the Electric Grid and, in a separate but related order, opened an investigation into Electric Vehicles and Electric Vehicle Charging. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices” and all related objectives. It sets forth a straw proposal which would require each electric distribution company to submit a ten-year strategic grid modernization plan (GMP) within six months of a final Order. As part of the GMP each company must also include a comprehensive advanced metering plan (CAMP), and each company is required to achieve advanced metering functionality. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. A cost recovery mechanism is proposed only for investments in advanced metering. The MDPU also proposes to address in separate, upcoming proceedings (1) time varying rates, (2) cybersecurity, privacy, and access to meter data, and (3) electric vehicles (EVs). In the Electric Vehicle Order, the MDPU seeks to establish policies and regulations that will help facilitate and accommodate the widespread adoption of EVs. Among other objectives, the proceeding looks to evaluate (1) EV charging and its impact on the electric distribution system, (2) electric distribution company involvement in EV charging, (3) residential metering practices and rates for EVs, and (4) consumer protection issues. These matters remain pending.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil Corporation’s (the “Company”) Massachusetts based utility, Fitchburg Gas and Electric Light Company (Fitchburg), in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. As a result of this decision, the lawsuit would now proceed with only the twelve named plaintiffs seeking damages; however, the plaintiffs have appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”). The SJC accepted the matter for review, briefs have been submitted and oral arguments have been held. The decision of the SJC is pending. The Town of Lunenburg has also filed a separate action in Massachusetts Worcester County Superior Court arising out of the December 2008 ice storm. The parties to this action have agreed to put this matter on hold pending the decision of the SJC in Bellermann. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2013 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 29, 2014.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites – Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. This program has also documented the presence of MGP sites in Lewiston and Portland, Maine and a former MGP disposal site in Scarborough, Maine. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. In April 2014, the State of Maine announced its intention to acquire the site via an eminent domain taking for the expansion of the adjacent marine terminal. Northern Utilities continues to negotiate with the State of Maine on the details of the taking. Future operation, maintenance and remedial costs have been accrued, although there will be uncertainty regarding future costs pending either the outcome of negotiations with the State of Maine or until all remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 are $0.4 million and $1.0 million, respectively of current accrued liabilities, and $1.8 million and $1.8 million, respectively, of non-current accrued liabilities associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg anticipates beginning the implementation of a permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at March 31, 2014 and December 31, 2013 are $1.0 million and $0, respectively of current accrued liabilities, and $11.0 million and $12.0 million, respectively, of non-current accrued liabilities related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2012 with the Internal Revenue Service (IRS) in September 2013 and generated federal net operating loss (NOL) carryforward assets of $6.6 million principally due to bonus depreciation and targeted asset repair deductions. As of December 31, 2013, the Company had recorded cumulative federal and state NOL carryforward assets of $17.4 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2013, the Company had $1.5 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

The Company evaluated its tax positions at March 31, 2014 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2010; December 31, 2011; and December 31, 2012.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2013 as filed with the SEC on January 29, 2014 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2014	2013
Used to Determine Plan Costs
Discount Rate	4.80%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2017

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2014	2013	2014	2013	2014	2013
Service Cost	$751	$893	$497	$631	$14	$18
Interest Cost	1,273	1,142	672	612	68	60
Expected Return on Plan Assets	(1,561)	(1,489)	(230)	(180)	—	—
Prior Service Cost Amortization	53	52	420	425	3	3
Actuarial Loss Amortization	712	1,059	14	196	25	46

Sub-total	1,228	1,657	1,373	1,684	110	127
Amounts Capitalized and Deferred	(344)	(616)	(473)	(769)	—	—

Net Periodic Benefit Cost Recognized	$884	$1,041	$900	$915	$110	$127

Employer Contributions

As of March 31, 2014, the Company had made $0.9 million of contributions to its Pension Plan in 2014 and had not made any contributions to its PBOP Plan in 2014. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2014 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2014, the Company had made $13,000 of contributions to the SERP Plan in 2014. The Company presently anticipates contributing an additional $40,000 to the SERP Plan in 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2014 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, the Registrant continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2013 as filed with the SEC on January 29, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended March 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
1/1/14 – 1/31/14	—	—	—	$8,303
2/1/14 – 2/28/14	—	—	—	$8,303
3/1/14 – 3/31/14	157	$31.16	157	$—

Total	157		157

(1)	All purchases were made pursuant to the Company’s 2013 Trading Plan (as defined below).

(2)

On March 28, 2013, the Company adopted a written trading plan under Rule 10b5-1 (the 2013 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the stock portion of its Directors’ annual retainer. On March 29, 2013, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2013 Trading Plan. The 2013 Trading Plan provides for the repurchase of up to $91,800 worth of shares of the Company’s common stock during its term. The 2013 Trading Plan became effective on March 28, 2013 and terminated on March 28, 2014 (that is, the 2013 Trading Plan terminated during the period covered by the table above).

(3)

The Company anticipates the adoption of a new written trading plan under Rule 10b5-1 (the 2014 Trading Plan) under the Exchange Act in May 2014 to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the common stock portion of its Directors’ annual retainer during the remainder of 2014 and the first quarter of 2015.

Item 5.	Other Information

On April 23, 2014, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2014. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 23, 2014 Announcing Earnings For the Quarter Ended March 31, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 23, 2014	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 23, 2014	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 23, 2014 Announcing Earnings For the Quarter Ended March 31, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith