Form 10-Q
period 2014-06-30
UNITIL CORP
filed 2014-07-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2014
Common Stock, No par value	13,897,549 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2014

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

Unitil had an investment in Net Utility Plant of $681.7 million at June 30, 2014. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Rate Case Activity

Northern Utilities – Maine – On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years, and covers targeted capital expenditures in 2013 through 2016. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing was approved by the MPUC on April 29, 2014. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – New Hampshire – On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas main extensions and infrastructure replacement projects. The 2014 step adjustment provides for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million, effective May 1, 2015. The newly-approved rates will be reconciled to the effective date temporary rates were established, July 1, 2013.

Unitil Energy – On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On April 30, 2014 the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. The FERC accepted this filing on June 18, 2014 and the new rates will be effective August 1, 2014 as proposed.

Fitchburg – Electric – In July 2013, Fitchburg filed a rate case with the Massachusetts Department of Public Utilities (MDPU) requesting an increase of $6.7 million in electric base revenue. A final rate order was issued by the MDPU on May 30, 2014 for rates effective June 1, 2014, approving a $5.6 million increase in electric base revenue, or 9.5% over 2012 test year operating revenue. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 as a result of Hurricane Irene and the October snow storm and in 2012 as a result of Superstorm Sandy. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2014 and June 30, 2013 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $1.1 million, or $0.08 per share, for the second quarter of 2014, an increase of $1.2 million, or $0.09 per share, compared to the second quarter of 2013. For the six months ended June 30, 2014, the Company reported Net Income of $13.7 million, a 28% increase over the same period in 2013. Earnings Per Share (EPS) for the six months ended June 30, 2014 were $0.99 compared to EPS of $0.78 for the same period of 2013. The Company’s earnings for 2014 were driven by increases in natural gas and electric sales and margins.

Natural gas sales margins were $16.3 million and $52.8 million in the three and six months ended June 30, 2014, respectively, resulting in increases of $2.9 million and $8.9 million, respectively, compared to the same periods in 2013. Natural gas sales margins in 2014 were positively affected by higher therm unit sales, a growing customer base and recently approved distribution rates. Therm sales of natural gas increased 12.9% in the first six months of 2014 compared to 2013, driven by the colder winter weather and new customer additions in 2014 compared to 2013. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first six months of 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, in the first six months of 2014 are estimated to be up 6.4% compared to 2013.

Electric sales margins were $18.9 million and $38.1 million in the three and six months ended June 30, 2014, respectively, resulting in increases of $1.0 million and $1.8 million, respectively, compared to 2013. These increases reflect recently approved electric distribution rates. Electric kWh sales increased 2.0% in the first six months of 2014 compared to the same period in 2013, driven by the colder winter weather and new customer additions in 2014 compared to 2013.

Operation and Maintenance (O&M) expenses increased $0.2 million and $2.1 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in O&M expenses in the three month and six month periods primarily reflects higher compensation and benefit costs.

Depreciation and Amortization expense increased $0.7 million and $1.4 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher depreciation of $0.6 million on normal utility plant additions, higher amortization of $0.2 million of major storm restoration costs and a decrease in all other amortization of $0.1 million. The increase in the six month period reflects higher depreciation of $1.1 million on normal utility plant additions, higher amortization of $0.4 million of major storm restoration costs and a decrease in all other amortization of $0.1 million.

Taxes Other Than Income Taxes increased $0.4 million and $1.2 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily reflecting higher local property taxes on higher levels of utility plant in service.

Interest Expense, net increased $0.7 million and $1.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, reflecting lower interest income on regulatory assets.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $3.0 million for the six months ended June 30, 2014, an increase of $0.1 million compared to the same period in 2013.

Also in the second quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.345 per share. This quarterly dividend results in a current effective annual dividend rate of $1.38 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2014 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 9.0% and 12.9% in the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013. Sales to residential customers increased 12.7% and 16.5%, respectively, in the three and six months ended June 30, 2014 compared to the same periods in 2013. Sales to Commercial and Industrial (C&I) customers increased 8.1% and 11.9%, respectively, in the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter and spring weather in 2014 compared to 2013 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first six months of 2014 compared to the same period in 2013. Weather-normalized gas therm sales, excluding decoupled sales, are estimated to be up 6.9% and 6.4%, respectively, in the three and six months ended June 30, 2014 compared to the same periods in 2013.

The following table details total firm therm sales for the three and six months ended June 30, 2014 and 2013, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Residential	8.9	7.9	1.0	12.7%	31.8	27.3	4.5	16.5%
Commercial / Industrial	36.1	33.4	2.7	8.1%	106.6	95.3	11.3	11.9%

Total	45.0	41.3	3.7	9.0%	138.4	122.6	15.8	12.9%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2014 and 2013:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Gas Operating Revenue:
Residential	$10.6	$9.4	$1.2	12.8%	$48.3	$38.8	$9.5	24.5%
Commercial / Industrial	15.2	12.7	2.5	19.7%	70.1	54.1	16.0	29.6%

Total Gas Operating Revenue	$25.8	$22.1	$3.7	16.7%	$118.4	$92.9	$25.5	27.4%

Cost of Gas Sales	$9.5	$8.7	$0.8	9.2%	$65.6	$49.0	$16.6	33.9%

Gas Sales Margin	$16.3	$13.4	$2.9	21.6%	$52.8	$43.9	$8.9	20.3%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas Operating Revenue because the approved cost of sales are tracked and reconciled to costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue.

Natural gas sales margins were $16.3 million and $52.8 million in the three and six months ended June 30, 2014, respectively, resulting in increases of $2.9 million and $8.9 million, respectively, compared to the same periods in 2013. For the second quarter, approximately $1.9 million of the increase reflects higher natural gas distribution rates and $1.0 million of the increase reflects higher sales volumes related to the colder spring weather and customer growth. For the six month period, approximately $4.3 million of the increase reflects higher natural gas distribution rates and $4.6 million of the increase reflects higher sales volumes related to the colder than normal weather and customer growth.

The increase in Total Gas Operating Revenues of $3.7 million in the second quarter of 2014 reflects higher gas sales margin of $2.9 million and higher cost of gas sales of $0.8 million, which are tracked and reconciled to costs that are passed through directly to customers.

The increase in Total Gas Operating Revenues of $25.5 million in the first six months of 2014 reflects higher gas sales margin of $8.9 million and higher cost of gas sales of $16.6 million, which are tracked and reconciled to costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 1.4% and increased 2.0%, respectively in the three and six month periods ended June 30, 2014 compared to the same periods in 2013. In the second quarter of 2014, sales to residential and C&I customers decreased 3.0% and 0.3%, respectively, compared to the same period in 2013, driven by milder early summer weather in 2014. For the six months ended June 30, 2014, sales to residential and C&I customers increased 2.6% and 1.5%, respectively, compared to the same period in 2013, driven by the effect of colder than normal weather in 2014 coupled with the addition of new residential and C&I customers. As discussed above, sales margin derived from decoupled sales is not sensitive to changes in electric kWh sales. As of June 30, 2014, the number of total electric customers served has increased by 1.0% in the last twelve months.

The following table details total kWh sales for the three and six months ended June 30, 2014 and 2013 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Residential	147.0	151.6	(4.6)	(3.0%)	348.9	340.0	8.9	2.6%
Commercial / Industrial	237.4	238.1	(0.7)	(0.3%)	482.5	475.4	7.1	1.5%

Total	384.4	389.7	(5.3)	(1.4%)	831.4	815.4	16.0	2.0%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2014 and 2013:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Electric Operating Revenue:
Residential	$23.4	$22.5	$0.9	4.0%	$58.2	$48.7	$9.5	19.5%
Commercial / Industrial	22.7	20.4	2.3	11.3%	49.8	40.1	9.7	24.2%

Total Electric Operating Revenue	$46.1	$42.9	$3.2	7.5%	$108.0	$88.8	$19.2	21.6%

Cost of Electric Sales	$27.2	$25.0	$2.2	8.8%	$69.9	$52.5	$17.4	33.1%

Electric Sales Margin	$18.9	$17.9	$1.0	5.6%	$38.1	$36.3	$1.8	5.0%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues because the approved cost of sales are tracked and reconciled to costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues.

Electric sales margins were $18.9 million and $38.1 million in the three and six months ended June 30, 2014, respectively, resulting in increases of $1.0 million and $1.8 million, respectively, compared to the same periods in 2013. For the second quarter, the increase reflects higher electric distribution rates. For the six month period, approximately $1.5 million of the increase reflects higher electric distribution rates and $0.3 million of the increase reflects higher sales volumes related to the colder winter weather and customer growth.

The increase in Total Electric Operating Revenues of $3.2 million in the second quarter of 2014 reflects higher electric sales margin of $1.0 million and higher cost of electric sales of $2.2 million, which are tracked and reconciled to costs that are passed through directly to customers.

The increase in Total Electric Operating Revenues of $19.2 million in the first six months of 2014 reflects higher electric sales margin of $1.8 million and higher cost of electric sales of $17.4 million, which are tracked and reconciled to costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and six months ended June 30, 2014 and 2013:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other	$1.4	$1.4	$—	—	$3.0	$2.9	$0.1	3.4%

Total Other Revenue	$1.4	$1.4	$—	—	$3.0	$2.9	$0.1	3.4%

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. For the three month period ended June 30, 2014, Usource’s revenues were on par with the same period in 2013. Usource’s revenues increased $0.1 million in the six month period ended June 30, 2014 compared to the same period in 2013. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.8 million, or 9.2%, and $16.6 million, or 33.9%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher sales of natural gas and increased spending on energy efficiency programs, partially offset by lower wholesale natural gas prices. The increase in the six month period reflects higher sales of natural gas, higher wholesale natural gas prices, and increased spending on energy efficiency programs, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $2.2 million, or 8.8%, and $17.4 million, or 33.1%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher wholesale electricity prices and increased spending on energy efficiency programs, partially offset by lower kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The increase in the six month period reflects higher wholesale electricity prices, higher kWh sales and increased spending on energy efficiency programs, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $0.2 million, or 1.3%, and $2.1 million, or 6.9%, for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher compensation and benefit costs of $0.2 million. The increase in O&M expenses in the six month period reflects compensation and benefit costs of $1.7 million and higher utility operating costs of $0.5 million; partially offset by lower all other operating costs, net of $0.1 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.7 million, or 7.4%, and $1.4 million, or 7.4%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher depreciation of $0.6 million on normal utility plant additions, higher amortization of $0.2 million of major storm restoration costs and a decrease in all other amortization of $0.1 million. The increase in the six month period reflects higher depreciation of $1.1 million on normal utility plant additions, higher amortization of $0.4 million of major storm restoration costs and a decrease in all other amortization of $0.1 million. The increase in major storm restoration cost amortization is also recovered in current electric rates.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.4 million, or 11.1%, and $1.2 million, or 16.2%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily reflecting higher local property taxes on higher levels of utility plant in service.

Other Expense, net – Other Expense, net was relatively unchanged in the three and six months ended June 30, 2014 compared to the same periods in 2013.

Income Taxes – Federal and State Income Taxes increased by $0.7 million and $1.8 million for the three and six months ended June 30, 2014 compared to the same periods in 2013, due to higher pre-tax earnings in 2014 compared to 2013.

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

Interest Expense, net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest Expense
Long-term Debt	$5.1	$5.1	$—	$10.1	$10.1	$—
Short-term Debt	0.3	0.2	0.1	0.6	0.6	—
Regulatory Liabilities	0.1	0.1	—	0.2	0.1	0.1

Subtotal Interest Expense	5.5	5.4	0.1	10.9	10.8	0.1

Interest (Income)
Regulatory Assets	(0.1)	(0.6)	0.5	(0.2)	(1.3)	1.1
AFUDC(1) and Other	(0.1)	(0.2)	0.1	(0.2)	(0.3)	0.1

Subtotal Interest (Income)	(0.2)	(0.8)	0.6	(0.4)	(1.6)	1.2

Total Interest Expense, net	$5.3	$4.6	$0.7	$10.5	$9.2	$1.3

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net increased $0.7 million and $1.3 million in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, reflecting lower interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At June 30, 2014, June 30, 2013 and December 31, 2013, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as June 30, 2014, June 30, 2013 and December 31, 2013:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$35.0	$24.5	$60.2
Available	$85.0	$35.5	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of June 30, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $5.0 million, which was used to fund project costs.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2014, there were approximately $28.5 million of guarantees outstanding and the longest term guarantee extends through April 2015. Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.8 million, $7.2 million and $12.5 million of natural gas storage inventory at June 30, 2014, June 30, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2014 and payable in July 2014 is $0.2 million and is recorded in Accounts Payable at June 30, 2014. The amount of natural gas inventory released in June 2013 and payable in July 2013 was $0.2 million and was recorded in Accounts Payable at June 30, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $2.1 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of June 30, 2014, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the six months ended June 30, 2014 compared to the same period in 2013.

	Six Months Ended June 30,
	2014	2013
Cash Provided by Operating Activities	$63.6	$70.3

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $63.6 million in the six months ended June 30, 2014, a decrease of $6.7 million compared to 2013. Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $41.8 million in 2014 compared to $35.5 million in 2013, representing an increase of $6.3 million principally driven by higher net income and deferred taxes in 2014. Working capital changes in Current Assets and Liabilities resulted in a $22.2 million net source of cash in 2014 compared to a $22.8 million net source of cash in 2013, representing a decrease of $0.6 million. Deferred Regulatory and Other Charges resulted in a ($0.3) million use of cash in 2014 compared to a $7.6 million source of cash in 2013. All Other, net operating activities resulted in a use of cash of ($0.1) million in 2014 compared to a source of cash of $4.4 million in 2013.

	Six Months Ended June 30,
	2014	2013
Cash (Used in) Investing Activities	$(29.1)	$(37.0)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($29.1) million in the six months ended June 30, 2014 compared to ($37.0) million in 2013. The lower cash used in investing activities in the 2014 period is reflective of the timing of cash disbursements which is expected to increase during the year. The actual capital spending in both the three and six-month periods is representative of normal distribution utility capital expenditures reflecting electric and gas utility system additions. The Company’s projected capital spending range for 2014 is $91million to $96 million.

	Six Months Ended June 30,
	2014	2013
Cash (Used in) Financing Activities	$(31.9)	$(36.0)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($31.9) million in the six months ended June 30, 2014 compared to ($36.0) million in 2013.

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

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, as a result of the MDPU’s final rate order dated May 30, 2014, discussed above, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of June 30, 2014, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 6, Regulatory Matters and Note 7, Environmental Matters to the Company’s unaudited Consolidated Financial Statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of June 30, 2014, the Company and its subsidiaries had 497 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2014, a total of 160 employees of certain of the Company’s subsidiaries were represented by labor unions. There are 46 union employees of Fitchburg covered by a collective bargaining agreement (CBA) which expires on May 31, 2019; 34 union employees of Northern Utilities’ New Hampshire division covered by a separate CBA which expires on June 5, 2017; 37 union employees of Northern Utilities’ Maine division and Granite State covered by a separate CBA which expires on March 31, 2017; 38 union employees of Unitil Energy Systems covered by a separate CBA which expires on May 31, 2018 and 5 union employees of Unitil Service Corp. covered by a separate CBA which expires on May 31, 2016. The agreements provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2014 and June 30, 2013 were 1.55% and 1.98%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2014 and June 30, 2013 were 1.55% and 1.98%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2013 was 1.8%.

COMMODITY PRICE RISK

Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for the reconciliation and collection of approved purchased electricity and gas costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed above and below in Regulatory Matters, the Company has divested its commodity-related contracts and therefore, further reduced its exposure to commodity risk.

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues
Gas	$25.8	$22.1	$118.4	$92.9
Electric	46.1	42.9	108.0	88.8
Other	1.4	1.4	3.0	2.9

Total Operating Revenues	73.3	66.4	229.4	184.6

Operating Expenses
Cost of Gas Sales	9.5	8.7	65.6	49.0
Cost of Electric Sales	27.2	25.0	69.9	52.5
Operation and Maintenance	15.3	15.1	32.4	30.3
Depreciation and Amortization	10.2	9.5	20.4	19.0
Taxes Other Than Income Taxes	4.0	3.6	8.6	7.4

Total Operating Expenses	66.2	61.9	196.9	158.2

Operating Income	7.1	4.5	32.5	26.4
Interest Expense, net	5.3	4.6	10.5	9.2
Other Expense, net	0.1	0.1	0.2	0.2

Income (Loss) Before Income Taxes	1.7	(0.2)	21.8	17.0
Income Tax Expense (Benefit)	0.6	(0.1)	8.1	6.3

Net Income (Loss)	$1.1	$(0.1)	$13.7	$10.7

Net Income (Loss) Per Common Share (Basic and Diluted)	$0.08	$(0.01)	$0.99	$0.78
Weighted Average Common Shares Outstanding – (Basic and Diluted)	13.8	13.8	13.8	13.8
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$0.69	$1.035

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2014	2013	2013
ASSETS:

Current Assets:
Cash and Cash Equivalents	$12.0	$7.1	$9.4
Accounts Receivable, net	44.9	40.8	52.2
Accrued Revenue	33.4	38.3	56.6
Exchange Gas Receivable	8.3	7.6	10.8
Gas Inventory	0.8	0.8	1.2
Deferred Income Taxes	1.5	—	—
Materials and Supplies	6.1	5.4	5.0
Prepayments and Other	6.9	5.6	4.8

Total Current Assets	113.9	105.6	140.0

Utility Plant:
Gas	483.9	431.6	477.3
Electric	379.1	359.1	375.6
Common	32.3	31.5	31.6
Construction Work in Progress	34.3	40.4	24.6

Total Utility Plant	929.6	862.6	909.1
Less: Accumulated Depreciation	247.9	237.2	243.5

Net Utility Plant	681.7	625.4	665.6

Other Noncurrent Assets:
Regulatory Assets	88.1	125.9	100.1
Other Assets	16.9	17.3	14.9

Total Other Noncurrent Assets	105.0	143.2	115.0

TOTAL ASSETS	$900.6	$874.2	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2014	2013	2013
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$20.5	$21.7	$38.1
Short-Term Debt	35.0	24.5	60.2
Long-Term Debt, Current Portion	2.5	0.6	2.5
Energy Supply Obligations	12.3	9.8	14.4
Deferred Income Taxes	—	3.1	6.7
Dividends Declared and Payable	—	4.8	—
Environmental Obligations	6.4	1.0	1.0
Interest Payable	3.1	3.1	3.1
Regulatory Liabilities	13.0	13.3	9.7
Other Current Liabilities	9.8	8.7	9.0

Total Current Liabilities	102.6	90.6	144.7

Noncurrent Liabilities:
Deferred Income Taxes	87.8	54.4	73.2
Cost of Removal Obligations	60.8	54.7	57.3
Retirement Benefit Obligations	80.8	110.6	77.3
Capital Lease Obligations	5.6	0.4	0.2
Environmental Obligations	2.0	13.8	13.8
Other Noncurrent Liabilities	5.6	4.7	4.1

Total Noncurrent Liabilities	242.6	238.6	225.9

Capitalization:
Long-Term Debt, Less Current Portion	284.6	287.0	284.8
Common Stock Equity:
Common Equity (Outstanding 13,895,777, 13,822,318 and 13,841,400 Shares)	233.6	231.0	232.1
Retained Earnings	37.0	26.8	32.9

Total Common Stock Equity	270.6	257.8	265.0
Preferred Stock	0.2	0.2	0.2

Total Capitalization	555.4	545.0	550.0

TOTAL LIABILITIES AND CAPITALIZATION	$900.6	$874.2	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net Income	$13.7	$10.7
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	20.4	19.0
Deferred Tax Provision	7.7	5.8
Changes in Working Capital Items:
Accounts Receivable	7.3	6.9
Accrued Revenue	23.2	25.1
Regulatory Liabilities	3.3	6.5
Exchange Gas Receivable	2.5	1.8
Accounts Payable	(17.6)	(11.0)
Other Changes in Working Capital Items	3.5	(6.5)
Deferred Regulatory and Other Charges	(0.3)	7.6
Other, net	(0.1)	4.4

Cash Provided by Operating Activities	63.6	70.3

Investing Activities:
Property, Plant and Equipment Additions	(29.1)	(37.0)

Cash (Used in) Investing Activities	(29.1)	(37.0)

Financing Activities:
Repayment of Short-Term Debt, net	(25.2)	(24.9)
Repayment of Long-Term Debt	(0.2)	(0.2)
Increase / (Decrease) in Capital Lease Obligations	4.7	(0.4)
Net Decrease in Exchange Gas Financing	(2.2)	(1.6)
Dividends Paid	(9.6)	(9.5)
Proceeds from Issuance of Common Stock, net	0.6	0.6

Cash (Used in) Financing Activities	(31.9)	(36.0)

Net Increase (Decrease) in Cash and Cash Equivalents	2.6	(2.7)
Cash and Cash Equivalents at Beginning of Period	9.4	9.8

Cash and Cash Equivalents at End of Period	$12.0	$7.1

Supplemental Cash Flow Information:
Interest Paid	$10.6	$10.4
Income Taxes Paid	$0.3	$0.8
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.4	$1.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2014	$232.1	$32.9	$265.0

Net Income		13.7	13.7
Dividends on Common Shares		(9.6)	(9.6)
Stock Compensation Plans	0.9		0.9
Issuance of 18,877 Common Shares	0.6		0.6

Balance at June 30, 2014	$233.6	$37.0	$270.6

Balance at January 1, 2013	$230.0	$30.4	$260.4

Net Income		10.7	10.7
Dividends on Common Shares		(14.3)	(14.3)
Stock Compensation Plans	0.4		0.4
Issuance of 20,477 Common Shares	0.6		0.6

Balance at June 30, 2013	$231.0	$26.8	$257.8

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC) on January 29, 2014, for a description of the Company’s Basis of Presentation.

Fair Value –The Financial Accounting Standards Board (FASB) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are described below:

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. As of June 30, 2014, June 30, 2013 and December 31, 2013, the Unitil subsidiaries had deposited $8.8 million, $4.8 million and $7.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. As of June 30, 2014, June 30, 2013 and December 31, 2013, there was $0, $0.7 million and $0, respectively, deposited for this purpose.

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, as a result of the MDPU’s final rate order dated May 30, 2014, discussed below, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company.

The Allowance for Doubtful Accounts as of June 30, 2014, June 30, 2013 and December 31, 2013, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

($ millions)
	June 30,		December 31,
	2014	2013	2013
Allowance for Doubtful Accounts	$1.7	$2.4	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2014, June 30, 2013 and December 31, 2013.

	June 30,		December 31,
Accrued Revenue ($ millions)	2014	2013	2013
Regulatory Assets – Current	$27.3	$31.6	$43.6
Unbilled Revenues	6.1	6.7	13.0

Total Accrued Revenue	$33.4	$38.3	$56.6

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2014, June 30, 2013 and December 31, 2013.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2014	2013	2013
Northern Utilities	$7.6	$7.0	$9.8
Fitchburg	0.7	0.6	1.0

Total Exchange Gas Receivable	$8.3	$7.6	$10.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2014, June 30, 2013 and December 31, 2013.

	June 30,		December 31,
Gas Inventory ($ millions)	2014	2013	2013
Natural Gas	$0.5	$0.4	$0.8
Propane	0.1	0.3	0.3
Liquefied Natural Gas & Other	0.2	0.1	0.1

Total Gas Inventory	$0.8	$0.8	$1.2

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2014, June 30, 2013 and December 31, 2013, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $60.8 million, $54.7 million, and $57.3 million, respectively. Included in Construction Work in Progress at June 30, 2014 is approximately $5.0 million related to the development of a new customer information system.

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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2014	2013	2013
Energy Supply & Other Regulatory Tracker Mechanisms	$17.7	$19.3	$32.5
Deferred Restructuring Costs	4.7	14.5	9.3
Retirement Benefit	42.2	62.5	42.6
Income Taxes	10.4	9.5	11.9
Environmental	10.6	16.7	16.1
Deferred Storm Charges	22.3	28.1	25.6
Other	7.5	6.9	5.7

Total Regulatory Assets	$115.4	$157.5	$143.7
Less: Current Portion of Regulatory Assets(1)	27.3	31.6	43.6

Regulatory Assets – noncurrent	$88.1	$125.9	$100.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2014	2013	2013
Regulatory Tracker Mechanisms	$13.0	$13.3	$9.7

Total Regulatory Liabilities	$13.0	$13.3	$9.7

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of June 30, 2014, all futures contracts purchased under the prior program design were sold and the hedging portfolio now consists entirely of call option contracts.

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

As of June 30, 2014, June 30, 2013 and December 31, 2013 the Company had 2.3 billion, 1.8 billion and 1.8 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities ($ millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	June 30, 2014	June 30, 2013	December 31, 2013
Derivative Assets
Natural Gas Futures/Options Contracts	Prepayments and Other	$—	$—	$0.1
Natural Gas Futures/Options Contracts	Other Assets	—	—	0.1

Total Derivative Assets		$—	$—	$0.2

Derivative Liabilities
Natural Gas Futures/Options Contracts	Other Current Liabilities	$0.1	$0.3	$—
Natural Gas Futures/Options Contracts	Other Noncurrent Liabilities	0.1	0.1	—

Total Derivative Liabilities		$0.2	$0.4	$—

	Three Months Ended June 30,		Six Months Ended June 30,
($ millions)	2014	2013	2014	2013
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$0.4	$0.9	$(0.5)	$0.6
Amount of Loss / (Gain) Reclassified into unaudited Consolidated Statements of Earnings(1):
Cost of Gas Sales	$—	$—	$(0.9)	$0.9

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current Energy Supply Obligations and the noncurrent amount of Energy Supply Obligations which is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2014	2013	2013
Current:
Exchange Gas Obligation	$7.6	$7.0	$9.8
Renewable Energy Portfolio Standards	4.0	1.9	3.7
Power Supply Contract Divestitures	0.7	0.9	0.9

Total Energy Supply Obligations – Current	$12.3	$9.8	$14.4
Long-Term:
Power Supply Contract Divestitures	$2.2	$2.9	$2.5

Total Energy Supply Obligations	$14.5	$12.7	$16.9

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

Recently Issued Pronouncements – On May 28, 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2016. The Company does not expect that the adoption of the new guidance will have a material impact on the Company’s Consolidated Financial Statements.

Other than ASU 2014-09, there are no recently issued pronouncements that the Company has not already adopted or that have a material impact on the Company.

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events that impacted its unaudited consolidated financial statements.

Reclassifications – Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. The Company has reclassified the funding of regulatory-approved major storm cost reserves from Operation and Maintenance expense to Depreciation and Amortization expense on the Company’s Consolidated Statements of Earnings. Also, energy efficiency program expenses, which were previously presented as Conservation & Load Management on the Company’s Consolidated Statements of Earnings are now included in Cost of Gas Sales and Cost of Electric Sales.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/22/14	08/29/14	08/15/14	$ 0.345
04/22/14	05/29/14	05/15/14	$ 0.345
01/16/14	02/28/14	02/14/14	$ 0.345

09/18/13	11/15/13	11/01/13	$ 0.345
06/05/13	08/15/13	08/01/13	$ 0.345
03/28/13	05/15/13	05/01/13	$ 0.345
01/17/13	02/15/13	02/01/13	$ 0.345

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2014 and June 30, 2013 and as of December 31, 2013 (Millions):

	Electric	Gas	Other	Non-Regulated	Total
Three Months Ended June 30, 2014
Revenues	$46.1	$25.8	$—	$1.4	$73.3
Segment Profit (Loss)	1.4	(0.7)	0.2	0.2	1.1
Capital Expenditures	5.0	13.3	1.4	0.2	19.9

Three Months Ended June 30, 2013
Revenues	$42.9	$22.1	$—	$1.4	$66.4
Segment Profit (Loss)	1.4	(2.3)	0.6	0.2	(0.1)
Capital Expenditures	3.4	17.6	1.6	—	22.6

Six Months Ended June 30, 2014
Revenues	$108.0	$118.4	$—	$3.0	$229.4
Segment Profit	2.3	10.8	0.2	0.4	13.7
Capital Expenditures	10.1	16.3	2.4	0.3	29.1
Segment Assets	391.6	490.6	12.3	6.1	900.6

Six Months Ended June 30, 2013
Revenues	$88.8	$92.9	$—	$2.9	$184.6
Segment Profit	3.4	6.0	0.7	0.6	10.7
Capital Expenditures	10.4	24.5	2.1	—	37.0
Segment Assets	405.7	456.8	5.3	6.4	874.2

As of December 31, 2013
Segment Assets	$502.3	$402.8	$6.2	$9.3	$920.6

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt

Details on long-term debt at June 30, 2014, June 30, 2013 and December 31, 2013 are shown below ($ Millions):

	June 30,		December 31,
	2014	2013	2013
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities, Inc.:
Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite State Gas Transmission, Inc.:
Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	2.1	2.6	2.3

Total Long-Term Debt	287.1	287.6	287.3
Less: Current Portion	2.5	0.6	2.5

Total Long-term Debt, Less Current Portion	$284.6	$287.0	$284.8

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

(Millions)	June 30,		December 31,
	2014	2013	2013
Estimated Fair Value of Long-Term Debt	$338.5	$333.2	$327.3

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of June 30, 2014, June 30, 2013 and December 31, 2013:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$35.0	$24.5	$60.2
Available	$85.0	$35.5	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of June 30, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $5.0 million, which was used to fund project costs.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.8 million, $7.2 million and $12.5 million of natural gas storage inventory at June 30, 2014, June 30, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2014 and payable in July 2014 is $0.2 million and is recorded in Accounts Payable at June 30, 2014. The amount of natural gas inventory released in June 2013 and payable in July 2013 was $0.1 million and was recorded in Accounts Payable at June 30, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30 2014, there were approximately $28.5 million of guarantees outstanding and the longest term guarantee extends through April 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $2.1 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of June 30, 2014, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,895,777, 13,822,318 and 13,841,400 shares of common stock outstanding at June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the six months of 2014, the Company sold 18,877 shares of its common stock, at an average price of $32.07 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $605,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 31, 2014, 35,500 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 67,334 and 53,480 non-vested shares under the Stock Plan as of June 30, 2014 and 2013, respectively. The weighted average grant date fair value of these shares was $28.51 and $25.99, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.2 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.8 years. There were no forfeitures or cancellations under the Stock Plan during the six months ended June 30, 2014.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2014 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2013	14,903	$28.90
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	322	$32.08
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2014	15,225	$28.97

There were 3,977 Restricted Stock Units (equity portion) outstanding as of June 30, 2014 with a weighted average stock price of $27.42. The fair value of liabilities associated with the cash portion of fully-vested Restricted Stock Units is approximately $0.2 million, less than $0.1 million and approximately $0.2 million as of June 30, 2014, June 30, 2013 and December 31, 2013, respectively, and is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

Preferred Stock

There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2014, June 30, 2013 and December 31, 2013. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2014 and June 30, 2013, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2013 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 29, 2014.

Regulatory Matters

Northern Utilities – Base Rates – Maine – On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years, and covers targeted capital expenditures in 2013 through 2016. The settlement agreement also provides for Earning Sharing where Northern would be allowed to retain all earnings up to a return of 10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement continues and revises the service quality plan (SQP) that Northern Utilities has been operating under since 2004 and established in Docket No. 2002-140. The revised SQP consists of seven metrics with an appurtenant administrative penalty for failure to meet any of the seven metrics. The settlement agreement further provides that Northern Utilities will be subject to a maximum annual penalty of $500,000 if it fails to meet any of the baseline performance targets under the revised SQP. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing was approved by the MPUC on April 29, 2014. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

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

Unitil Energy – Base Rates – On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On April 30, 2014 the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. With this filing, Granite State has reached the settlement agreement cost cap. The FERC accepted this filing on June 18, 2014 and the new rates will be effective August 1, 2014 as proposed.

Fitchburg – Electric Base Rates – In July 2013, Fitchburg filed a rate case with the MDPU requesting an increase of $6.7 million in electric base revenue. A final rate order was issued by the MDPU on May 30, 2014 for rates effective June 1, 2014, approving a $5.6 million increase in electric base revenue, or 9.5% over 2012 test year operating revenue. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 as a result of Hurricane Irene and the October snow storm and in 2012 as a result of Superstorm Sandy. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

Major Storms – Fitchburg and Unitil Energy

Fitchburg – 2011 Storm Cost Deferral and 2012 Storm Costs - As part of its May 30, 2014 order approving a base rate increase for Fitchburg, the MDPU approved the recovery over three years, without carrying charges, of $5.0 million of costs of repair for damage due to severe storms, including previously deferred costs incurred in 2011, as well as costs incurred in 2012 as a result of Superstorm Sandy.

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Fitchburg – Electric Operations – On November 15, 2013, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. Many of the surcharges and cost factors were redesigned based on cost-based rate design in compliance with a MDPU order in its Investigation into Cost-Based Rate Design for Reconciliation Factors, which resulted from the “Act Relative to Competitively Priced Electricity in the Commonwealth”, signed into law by the Governor of Massachusetts on August 3, 2012. All of the rates were approved effective January 1, 2014 for billing purposes, subject to reconciliation pending investigation by the MDPU. On June 4, 2014, the MDPU issued a final order approving Fitchburg’s annual reconciliation filing. Other cost factors are pending final approval.

Fitchburg – Gas Operations – On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends DPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the DPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. It is expected the MDPU will open a proceeding to address and implement changes resulting from this new law in the near future.

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

On December 11, 2012, the MDPU opened an investigation into the service quality provided by the gas and electric distribution companies in Massachusetts and the Service Quality Guidelines currently in effect. The order invited comments on a variety of topics related to service quality. After review of all the comments and discovery responses, on July 11, 2014, the MDPU issued an order containing proposed revisions to their Service Quality Guidelines. Comments are due within 30 days of their order and reply comments are due 15 days thereafter. The Department proposes several changes to its Service Quality standards. The changes apply in various ways to the different metrics but, in sum, they involve three interrelated purposes: (1) increasing the level of performance required by companies through new approaches for calculating penalty thresholds and the elimination of offsets; (2) establishing statewide standards applicable to all companies; and (3) updating the standards to eliminate unnecessary or outdated metrics and adding new metrics to align company incentives with the MDPU’s policy objectives. This initial determination may be subject to modification upon the receipt of comments by interested parties.

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

On December 23, 2013 the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices” and all related objectives. On June 12, 2014 the Department issued a further order as a result of its investigation. It sets forth a requirement that each electric distribution company submit a ten-year strategic grid modernization plan (“GMP”) within nine months of the issuance of a Final Order in related, but still ongoing, MDPU proceedings. As part of the GMP, each company must include a five-year short-term investment plan (“STIP”), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the company should have proceeded with these investments. Also on June 12, 2014, the MPDU issued an order setting forth its initial policy with respect to time varying rates, finding that the provision of basic energy service should be designed as time varying rates for all rate classes following the deployment of advanced metering functionality. This initial determination may be subject to modification upon the receipt of comments by interested parties. The MDPU also proposes to address in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles (EVs). These matters remain pending.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of June 30, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. In May 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of the outcome of negotiations with the State, future operation, maintenance and remedial costs have been accrued, to ensure that applicable remedial activities are completed.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Included in Environmental Obligations on the Company’s Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and December 31, 2013 are $1.2 million, $1.0 million and $1.0 million, respectively, of current accrued liabilities, and $2.0 million, $1.8 million and $1.8 million, respectively, of non-current accrued liabilities associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. Work is expected to be completed in the fourth quarter of 2014. During the second quarter of 2014, the Company updated its estimate for remediation of this site based upon revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million, with $0.3 million having already been spent in 2014. Included in Environmental Obligations on the Company’s Consolidated Balance Sheet at June 30, 2014, June 30, 2013 and December 31, 2013 are $5.2 million, $0 and $0, respectively of current accrued liabilities, and $0, $12.0 million and $12.0 million, respectively, of non-current accrued liabilities related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site with a corresponding Regulatory Asset recorded to reflect that the recovery of this environmental remediation cost is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

The Company evaluated its tax positions at June 30, 2014 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2010; December 31, 2011; and December 31, 2012.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2014	2013
Used to Determine Plan Costs
Discount Rate	4.80%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2017

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2014	2013	2014	2013	2014	2013
Service Cost	$751	$894	$497	$631	$14	$18
Interest Cost	1,273	1,141	672	612	68	60
Expected Return on Plan Assets	(1,561)	(1,489)	(230)	(180)	—	—
Prior Service Cost Amortization	53	52	420	425	3	3
Actuarial Loss Amortization	712	1,056	14	196	25	46

Sub-total	1,228	1,654	1,373	1,684	110	127
Amounts Capitalized and Deferred	(501)	(768)	(593)	(678)	—	—

Net Periodic Benefit Cost Recognized	$727	$886	$780	$1,006	$110	$127

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2014	2013	2014	2013	2014	2013
Service Cost	$1,502	$1,787	$994	$1,262	$28	$36
Interest Cost	2,546	2,283	1,344	1,224	136	121
Expected Return on Plan Assets	(3,122)	(2,978)	(460)	(361)	—	—
Prior Service Cost Amortization	106	104	840	850	6	6
Actuarial Loss Amortization	1,424	2,115	28	393	50	92

Sub-total	2,456	3,311	2,746	3,368	220	255
Amounts Capitalized and Deferred	(844)	(1,384)	(1,065)	(1,447)	—	—

Net Periodic Benefit Cost Recognized	$1,612	$1,927	$1,681	$1,921	$220	$255

Employer Contributions

As of June 30, 2014, the Company had made $1.9 million of contributions to its Pension Plan in 2014 and had not made any contributions to its PBOP Plan in 2014. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2014 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in rates for these Pension and PBOP Plan costs.

As of June 30, 2014, the Company had made $26,000 of contributions to the SERP Plan in 2014. The Company presently anticipates contributing an additional $27,000 to the SERP Plan in 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2014 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. During 2015, the Company intends to implement a new customer information system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended June 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/14 – 4/30/14	—	—	—	$—
5/1/14 – 5/31/14	—	—	—	$90,000
6/1/14 – 6/30/14	174	$33.68	174	$84,140

Total	174		174

(1)	All purchases were made pursuant to the Company’s 2014 Trading Plan (as defined below).
(2)

On May 1, 2014, the Company adopted a written trading plan under Rule 10b5-1 (the 2014 Trading Plan) under the Exchange Act to facilitate the repurchase of shares of its common stock on the open market in connection with its Employee Length of Service Awards and the stock portion of its Directors’ annual retainer. On May 1, 2014, the Company filed a Current Report on Form 8-K announcing that it had adopted the 2014 Trading Plan. The 2014 Trading Plan provides for the repurchase of up to $90,000 worth of shares of the Company’s common stock during its term. The 2014 Trading Plan became effective on May 1, 2014 and will terminate on May 1, 2015. The Company may suspend or terminate the 2014 Trading Plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act or other applicable securities laws.

Item 5.	Other Information

On July 23, 2014, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2014. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 23, 2014 Announcing Earnings For the Quarter Ended June 30, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 23, 2014	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 23, 2014	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 23, 2014 Announcing Earnings For the Quarter Ended June 30, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith