Form 10-Q
period 2014-09-30
UNITIL CORP
filed 2014-10-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2014
Common Stock, No par value	13,907,610 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2014

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 102,400 electric customers and 75,900 natural gas customers in their service territories.

In addition, Unitil is the parent company of Granite State Gas Transmission, Inc. (Granite State), an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north.

Unitil had an investment in Net Utility Plant of $706.0 million at September 30, 2014. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the

Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp. (Unitil Realty), which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire; and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

RATES AND REGULATION

Rate Case Activity

Northern Utilities – Maine – On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing was approved by the MPUC on April 29, 2014. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – New Hampshire – On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas main extensions and infrastructure replacement projects. The 2014 step adjustment provides for an annual increase in revenue of $1.4 million effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million effective May 1, 2015. The newly-approved rates will be reconciled to the effective date temporary rates were established, July 1, 2013.

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

Granite State – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. The FERC accepted this filing on June 18, 2014 and the new rates became effective August 1, 2014.

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

On August 1, 2011, the MDPU issued an order approving revenue decoupling mechanisms (RDM) for the electric and natural gas divisions of Fitchburg. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. One of the primary purposes of decoupling is to eliminate the disincentive a utility otherwise has to encourage and promote energy conservation programs designed to reduce energy usage. Under the RDM, the Company will recognize, in its Consolidated Statements of Earnings from August 1, 2011 forward, distribution revenues for Fitchburg based on established revenue targets. These revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. As discussed above, Fitchburg’s electric division received a final rate order, issued by the MDPU on May 30, 2014, for rates effective June 1, 2014, approving a $5.6 million increase in electric base revenue.

The established revenue targets for the gas division may be subject to periodic adjustments to account for customer growth and special contracts to which RDM does not apply. The difference between distribution revenue amounts billed to customers and the targeted amounts is recognized as an increase or a decrease in Accrued Revenue which form the basis for future reconciliation adjustments in periodically resetting rates for future cash recoveries from, or credits to, customers. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively. As a result, the sales margins resulting from those sales are no longer sensitive to weather and economic factors. The Company’s other electric and natural gas distribution utilities are not subject to RDM.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2014 and September 30, 2013 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company’s results of operations reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s natural gas sales margins are derived from a higher percentage of fixed billing components, including customer charges. Therefore, natural gas revenues and margin will be less affected by the seasonal nature of the natural gas business. In addition, as discussed above, approximately 27% and 11% of the Company’s total annual electric and natural gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect sales margin.

Earnings Overview

The Company’s Net Income was $1.6 million, or $0.11 per share, for the third quarter of 2014, an increase of $1.0 million, or $0.07 per share, compared to the third quarter of 2013. For the nine months ended September 30, 2014, the Company reported Net Income of $15.3 million, a 35% increase over the same period in 2013. Earnings Per Share (EPS) for the nine months ended September 30, 2014 were $1.10 compared to EPS of $0.82 for the same period of 2013. The Company’s earnings for 2014 were driven by increases in natural gas and electric sales and margins.

Natural gas sales margins were $15.2 million and $68.0 million in the three and nine months ended September 30, 2014, respectively, resulting in increases of $2.8 million and $11.7 million, respectively, compared to the same periods in 2013. Natural gas sales margins in 2014 were positively affected by higher therm unit sales, a growing customer base and recently approved distribution rates. Therm sales of natural gas increased 11.2% in the first nine months of 2014 compared to 2013, driven by the colder winter weather and new customer additions in 2014 compared to 2013. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first nine months of 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, in the first nine months of 2014 are estimated to be up 5.7% compared to 2013.

Electric sales margins were $22.6 million and $60.7 million in the three and nine months ended September 30, 2014, respectively, resulting in increases of $1.8 million and $3.6 million, respectively, compared to 2013. These increases reflect recently approved electric distribution rates. In the third quarter of 2014, electric kilowatt-hour (kWh) sales decreased 2.2% compared to the same period in 2013, driven by the effect of milder summer weather in 2014. Based on weather data collected in the Company’s service areas, there were 21% fewer Cooling Degree Days in the third quarter of 2014 compared to the same period in 2013. Electric kWh sales increased 0.4% in the first nine months of 2014 compared to the same period in 2013, driven by the addition of new customers and the effect of colder than normal winter weather earlier in 2014, partially offset by milder summer weather.

Operation and Maintenance (O&M) expenses increased $1.4 million and $3.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher compensation and benefit costs of $0.7 million, higher utility operating costs of $0.6 million and higher all other operating costs, net of $0.1 million. The increase in O&M expenses in the nine month period reflects higher compensation and benefit costs of $2.4 million and higher utility operating costs of $1.1 million.

Depreciation and Amortization expense increased $1.0 million and $2.4 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher depreciation of $0.6 million on higher utility plant assets in service and higher amortization of $0.4 million of major storm restoration costs. The increase in the nine month period reflects higher depreciation of $1.6 million on higher utility plant assets in service, higher amortization of $0.9 million of major storm restoration costs and a decrease in all other amortization of $0.1 million.

Taxes Other Than Income Taxes increased $0.4 million and $1.6 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Interest Expense, net increased $0.2 million and $1.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, reflecting lower interest income on regulatory assets.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $4.5 million for the nine months ended September 30, 2014, an increase of $0.1 million compared to the same period in 2013.

Also in the third quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.345 per share. This quarterly dividend results in a current effective annual dividend rate of $1.38 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2014 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 2.5% and 11.2% in the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013. Sales to residential customers increased 8.0% and 15.8%, respectively, in the three and nine months ended September 30, 2014 compared to the same periods in 2013. Sales to Commercial and Industrial (C&I) customers increased 1.8% and 10.0%, respectively, in the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter and spring weather in 2014 compared to 2013 coupled with strong growth in the number of new customers. The number of natural gas customers has increased by 2.5% over the past twelve months. Based on weather data collected in the Company’s service areas, there were 12% more Heating Degree Days in the first nine months of 2014 compared to the same period in 2013. Weather-normalized gas therm sales, excluding decoupled sales, are estimated to be up 2.2% and 5.7%, respectively, in the three and nine months ended September 30, 2014 compared to the same periods in 2013. As discussed above, sales margin derived from decoupled sales is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2014 and 2013, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Residential	2.7	2.5	0.2	8.0%	34.5	29.8	4.7	15.8%
Commercial / Industrial	22.3	21.9	0.4	1.8%	128.9	117.2	11.7	10.0%

Total	25.0	24.4	0.6	2.5%	163.4	147.0	16.4	11.2%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2014 and 2013:

Gas Operating Revenues and Sales Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Gas Operating Revenue:
Residential	$7.6	$6.8	$0.8	11.8%	$55.9	$45.6	$10.3	22.6%
Commercial / Industrial	13.3	12.1	1.2	9.9%	83.4	66.2	17.2	26.0%

Total Gas Operating Revenue	$20.9	$18.9	$2.0	10.6%	$139.3	$111.8	$27.5	24.6%

Cost of Gas Sales	$5.7	$6.5	$(0.8)	(12.3%)	$71.3	$55.5	$15.8	28.5%

Gas Sales Margin	$15.2	$12.4	$2.8	22.6%	$68.0	$56.3	$11.7	20.8%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas Operating Revenue because the approved cost of sales are tracked and reconciled to costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Natural gas sales margins were $15.2 million and $68.0 million in the three and nine months ended September 30, 2014, respectively, resulting in increases of $2.8 million and $11.7 million, respectively, compared to the same periods in 2013. For the third quarter, approximately $2.4 million of the increase reflects higher natural gas distribution rates and $0.4 million of the increase reflects higher sales volumes due to customer growth. For the nine month period, approximately $8.6 million of the increase reflects higher natural gas distribution rates and $3.1 million of the increase reflects higher sales volumes related to the colder than normal weather and customer growth.

The increase in Total Gas Operating Revenues of $2.0 million in the third quarter of 2014 reflects higher gas sales margin of $2.8 million, partially offset by lower costs of gas sales of $0.8 million, which are tracked and reconciled to costs that are passed through directly to customers.

The increase in Total Gas Operating Revenues of $27.5 million in the first nine months of 2014 reflects higher gas sales margin of $11.7 million and higher costs of gas sales of $15.8 million, which are tracked and reconciled to costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 2.2% and increased 0.4%, respectively in the three and nine month periods ended September 30, 2014 compared to the same periods in 2013. In the third quarter of 2014, sales to residential customers decreased

5.8% compared to the same period in 2013, driven by the effect of milder summer weather in 2014, while sales to C&I customers increased 0.4% for that same period. Based on weather data collected in the Company’s service areas, there were 21% fewer Cooling Degree Days in the third quarter of 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, sales to residential customers decreased 0.5% and sales to C&I customers increased 1.1% compared to the same period in 2013, respectively. The decrease in sales to residential customers in the nine month period was driven by the effect of milder summer weather in 2014, partially offset by colder than normal winter weather earlier in 2014. The increase in sales to C&I customers in the nine month period was driven by the addition of new customers and the effect of colder than normal winter weather earlier in 2014. As discussed above, sales margin derived from decoupled sales is not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and nine months ended September 30, 2014 and 2013 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change	% Change	2014	2013	Change	% Change
Residential	183.6	195.0	(11.4)	(5.8%)	532.5	535.0	(2.5)	(0.5%)
Commercial / Industrial	271.8	270.8	1.0	0.4%	754.3	746.2	8.1	1.1%

Total	455.4	465.8	(10.4)	(2.2%)	1,286.8	1,281.2	5.6	0.4%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2014 and 2013:

Electric Operating Revenues and Sales Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Electric Operating Revenue:
Residential	$29.2	$28.7	$0.5	1.7%	$87.4	$77.4	$10.0	12.9%
Commercial / Industrial	25.0	23.4	1.6	6.8%	74.8	63.5	11.3	17.8%

Total Electric Operating Revenue	$54.2	$52.1	$2.1	4.0%	$162.2	$140.9	$21.3	15.1%

Cost of Electric Sales	$31.6	$31.3	$0.3	1.0%	$101.5	$83.8	$17.7	21.1%

Electric Sales Margin	$22.6	$20.8	$1.8	8.7%	$60.7	$57.1	$3.6	6.3%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues because the approved cost of sales are tracked and reconciled to costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Electric sales margins were $22.6 million and $60.7 million in the three and nine months ended September 30, 2014, respectively, resulting in increases of $1.8 million and $3.6 million, respectively, compared to the same periods in 2013. For the third quarter, approximately $2.2 million of the increase reflects higher electric distribution rates partially offset by lower sales margin of $0.4 million due to lower sales volumes related to the mild summer weather in 2014. For the nine month period, the increase primarily reflects higher electric distribution rates.

The increase in Total Electric Operating Revenues of $2.1 million in the third quarter of 2014 reflects higher electric sales margin of $1.8 million and higher costs of electric sales of $0.3 million, which are tracked and reconciled to costs that are passed through directly to customers.

The increase in Total Electric Operating Revenues of $21.3 million in the first nine months of 2014 reflects higher electric sales margin of $3.6 million and higher costs of electric sales of $17.7 million, which are tracked and reconciled to costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and nine months ended September 30, 2014 and 2013:

Other Revenue ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Other	$1.5	$1.5	$—	—	$4.5	$4.4	$0.1	2.3%

Total Other Revenue	$1.5	$1.5	$—	—	$4.5	$4.4	$0.1	2.3%

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. For the third quarter of 2014, Usource’s revenues were essentially unchanged compared to the same period in 2013. For the nine months ended September 30, 2014, Usource’s revenues increased $0.1 million compared to the same period in 2013. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $0.8 million, or 12.3%, and increased $15.8 million, or 28.5%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in the three month period reflects lower wholesale natural gas prices partially offset by higher sales of natural gas and increased spending on energy efficiency programs. The increase in the nine month period reflects higher sales of natural gas, higher wholesale natural gas prices, and increased spending on energy efficiency programs, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $0.3 million, or 1.0%, and $17.7 million, or 21.1%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher wholesale electricity prices, partially offset by lower kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The increase in the nine month period reflects higher wholesale electricity prices, higher kWh sales and increased spending on energy efficiency programs, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $1.4 million, or 9.0%, and $3.5 million, or 7.6%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher compensation and benefit costs of $0.7 million, higher utility operating costs of $0.6 million and higher all other operating costs, net of $0.1 million. The increase in O&M expenses in the nine month period reflects higher compensation and benefit costs of $2.4 million and higher utility operating costs of $1.1 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $1.0 million, or 10.2%, and $2.4 million, or 8.3%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in the three month period reflects higher depreciation of $0.6 million on higher utility plant assets in service and higher amortization of $0.4 million of major storm restoration costs. The increase in the nine month period reflects higher depreciation of $1.6 million on higher utility plant assets in service, higher amortization of $0.9 million of major storm restoration costs and a decrease in all other amortization of $0.1 million. The increase in major storm restoration cost amortization is currently recovered in electric rates.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.4 million, or 10.5%, and $1.6 million, or 14.3%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Other Expense, net – Other Expense, net was relatively unchanged in the three and nine months ended September 30, 2014 compared to the same periods in 2013.

Income Tax Expense – Federal and State Income Taxes increased by $0.6 million and $2.4 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013, reflecting higher pre-tax earnings in 2014 compared to 2013.

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

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, net ($ millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest Expense
Long-term Debt	$5.0	$5.1	$(0.1)	$15.1	$15.2	$(0.1)
Short-term Debt	0.3	0.3	—	0.9	0.9	—
Regulatory Liabilities	0.1	0.2	(0.1)	0.4	0.4	—

Subtotal Interest Expense	5.4	5.6	(0.2)	16.4	16.5	(0.1)

Interest (Income)
Regulatory Assets	(0.2)	(0.5)	0.3	(0.5)	(1.9)	1.4
AFUDC(1) and Other	(0.2)	(0.3)	0.1	(0.4)	(0.6)	0.2

Subtotal Interest (Income)	(0.4)	(0.8)	0.4	(0.9)	(2.5)	1.6

Total Interest Expense, net	$5.0	$4.8	$0.2	$15.5	$14.0	$1.5

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net increased $0.2 million and $1.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, reflecting lower interest income on regulatory assets.

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

On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors and repaid $42.3 million of short-term debt from the proceeds. The remainder of the proceeds will be used for general corporate purposes. As a result of this subsequent event, the Company reclassified $42.3 million of short-term debt to long-term debt on its Consolidated Balance Sheet as of September 30, 2014.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At September 30, 2014, September 30, 2013 and December 31, 2013, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2014, September 30, 2013 and December 31, 2013:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$43.7	$43.6	$60.2
Available	$76.3	$16.4	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of September 30, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $6.0 million, which was used to fund project costs.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2014, there were approximately $29.7 million of guarantees outstanding and the longest term guarantee extends through April 2015.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $13.6 million, $11.8 million and $12.5 million of natural gas storage inventory at September 30, 2014, September 30, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2014 and payable in October 2014 is $0.2 million and is recorded in Accounts Payable at September 30, 2014. The were no amounts of natural gas inventory released in September 2013 and payable in October 2013 that were recorded in Accounts Payable at September 30, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $1.9 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of September 30, 2014, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the nine months ended September 30, 2014 compared to the same period in 2013.

	Nine Months Ended September 30,
	2014	2013
Cash Provided by Operating Activities	$82.6	$84.1

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $82.6 million in the nine months ended September 30, 2014, a decrease of $1.5 million compared to 2013.

Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $54.7 million in 2014 compared to $46.1 million in 2013, representing an increase of $8.6 million. The increase in net income in the nine months ended September 30, 2014 compared to the same period in 2013 is primarily attributable to increases in natural gas and electric sales margins as a result of higher unit sales and base rate relief from recently completed base rate cases. The increase in depreciation and amortization in 2014 compared to 2013 reflects higher utility depreciation from higher net utility plant in service and higher amortization from major storm restoration costs. The increase in the deferred tax provision in 2014 compared to 2013 is due to higher tax depreciation and tax repair expense on capital additions partially offset by federal and state net operating loss carryforward assets.

Changes in working capital items resulted in a $23.6 million net source of cash in 2014 compared to a $24.0 million net source of cash in 2013, representing a decrease of $0.4 million. Uses of cash for Accounts Payable were higher by $7.6 million in 2014 compared to 2013 as a result of normal variations in payment patterns from year-to-year. All other changes in Current Assets and Liabilities, including increases in Interest Payable and Environmental Obligations, resulted in an increase in sources of cash of $7.2 million in 2014 compared to 2013.

Changes in Deferred Regulatory and Other Charges resulted in a $5.1 million source of cash in 2014 compared to a $14.0 million source of cash in 2013. The reduction in sources of cash from Deferred Regulatory and Other Charges in 2014 compared to 2013 is primarily due to the higher recovery in 2013 of stranded costs related to electric industry restructuring in Massachusetts. All Other, net operating activities resulted in a use of cash of ($0.8) million in 2014 compared to $0.0 million in 2013.

	Nine Months Ended September 30,
	2014	2013
Cash (Used in) Investing Activities	$(60.7)	$(64.6)

Cash (Used in) Investing Activities – Cash Used in Investing Activities was ($60.7) million in the nine months ended September 30, 2014 compared to ($64.6) million in 2013. The lower cash used in investing activities in the 2014 period is reflective of the timing of cash disbursements which is expected to increase during the year. The actual capital spending in both 2014 and 2013 is representative of distribution utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2014 is $91 million to $96 million.

	Nine Months Ended September 30,
	2014	2013
Cash (Used in) Financing Activities	$(21.2)	$(17.0)

Cash (Used in) Financing Activities – Cash Used in Financing Activities was ($21.2) million in the nine months ended September 30, 2014 compared to ($17.0) million in 2013. The higher cash used in financing activities in 2014 compared to 2013 is primarily a result of greater repayments of Short-Term Debt of $10.7 million offset by an increase in funding from Capital Lease Obligations of $6.2 million.

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of September 30, 2014, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 6, Regulatory Matters and Note 7, Environmental Matters to the Company’s unaudited Consolidated Financial Statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of September 30, 2014, the Company and its subsidiaries had 496 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2014, a total of 161 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2014:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	34	06/05/2017
Northern Utilities ME Division/Granite State	38	03/31/2017
Unitil Energy	39	03/31/2018
Unitil Service	5	05/31/2016

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2014 and September 30, 2013 were 1.55% and 1.96%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2014 and September 30, 2013 were 1.55% and 1.97%, respectively.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues
Gas	$20.9	$18.9	$139.3	$111.8
Electric	54.2	52.1	162.2	140.9
Other	1.5	1.5	4.5	4.4

Total Operating Revenues	76.6	72.5	306.0	257.1

Operating Expenses
Cost of Gas Sales	5.7	6.5	71.3	55.5
Cost of Electric Sales	31.6	31.3	101.5	83.8
Operation and Maintenance	16.9	15.5	49.3	45.8
Depreciation and Amortization	10.8	9.8	31.2	28.8
Taxes Other Than Income Taxes	4.2	3.8	12.8	11.2

Total Operating Expenses	69.2	66.9	266.1	225.1

Operating Income	7.4	5.6	39.9	32.0
Interest Expense, net	5.0	4.8	15.5	14.0
Other Expense, net	0.1	0.1	0.3	0.3

Income Before Income Taxes	2.3	0.7	24.1	17.7
Income Tax Expense	0.7	0.1	8.8	6.4

Net Income	$1.6	$0.6	$15.3	$11.3

Net Income Per Common Share (Basic and Diluted)	$0.11	$0.04	$1.10	$0.82
Weighted Average Common Shares Outstanding – (Basic and Diluted)	13.8	13.8	13.8	13.8
Dividends Declared Per Share of Common Stock	$0.345	$0.345	$1.035	$1.38

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2014	2013	2013
ASSETS:

Current Assets:
Cash and Cash Equivalents	$10.1	$12.3	$9.4
Accounts Receivable, net	41.6	35.2	52.2
Accrued Revenue	31.4	40.2	56.6
Exchange Gas Receivable	14.5	12.8	10.8
Gas Inventory	1.0	1.2	1.2
Deferred Income Taxes	2.1	—	—
Materials and Supplies	6.6	5.3	5.0
Prepayments and Other	5.1	4.5	4.8

Total Current Assets	112.4	111.5	140.0

Utility Plant:
Gas	488.9	437.3	477.3
Electric	382.9	361.3	375.6
Common	32.4	31.5	31.6
Construction Work in Progress	54.2	58.2	24.6

Total Utility Plant	958.4	888.3	909.1
Less: Accumulated Depreciation	252.4	241.3	243.5

Net Utility Plant	706.0	647.0	665.6

Other Noncurrent Assets:
Regulatory Assets	85.3	120.9	100.1
Other Assets	12.8	15.8	14.9

Total Other Noncurrent Assets	98.1	136.7	115.0

TOTAL ASSETS	$916.5	$895.2	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2014	2013	2013
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$19.3	$21.5	$38.1
Short-Term Debt	1.4	43.6	60.2
Long-Term Debt, Current Portion	2.5	0.6	2.5
Energy Supply Obligations	18.1	15.4	14.4
Deferred Income Taxes	—	2.3	6.7
Dividends Declared and Payable	—	4.8	—
Environmental Obligations	5.3	1.1	1.0
Interest Payable	5.4	5.4	3.1
Regulatory Liabilities	13.0	11.4	9.7
Other Current Liabilities	11.0	9.4	9.0

Total Current Liabilities	76.0	115.5	144.7

Noncurrent Liabilities:
Deferred Income Taxes	88.3	55.4	73.2
Cost of Removal Obligations	63.2	56.7	57.3
Retirement Benefit Obligations	81.8	107.9	77.3
Capital Lease Obligations	6.5	0.3	0.2
Environmental Obligations	2.0	13.8	13.8
Other Noncurrent Liabilities	4.1	4.6	4.1

Total Noncurrent Liabilities	245.9	238.7	225.9

Capitalization:
Long-Term Debt, Less Current Portion	326.7	286.9	284.8
Stockholders’ Equity:
Common Equity (Outstanding 13,906,964, 13,831,624 and 13,841,400 Shares)	233.9	231.3	232.1
Retained Earnings	33.8	22.6	32.9

Total Common Stock Equity	267.7	253.9	265.0
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	267.9	254.1	265.2

Total Capitalization	594.6	541.0	550.0

TOTAL LIABILITIES AND CAPITALIZATION	$916.5	$895.2	$920.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Income	$15.3	$11.3
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	31.2	28.8
Deferred Tax Provision	8.2	6.0
Changes in Working Capital Items:
Accounts Receivable	10.6	12.5
Accrued Revenue	25.2	23.2
Exchange Gas Receivable	(3.7)	(3.4)
Accounts Payable	(18.8)	(11.2)
Regulatory Liabilities	3.3	4.6
Other Changes in Working Capital Items	7.0	(1.7)
Deferred Regulatory and Other Charges	5.1	14.0
Other, net	(0.8)	—

Cash Provided by Operating Activities	82.6	84.1

Investing Activities:
Property, Plant and Equipment Additions	(60.7)	(64.6)

Cash (Used in) Investing Activities	(60.7)	(64.6)

Financing Activities:
Repayment of Short-Term Debt, net	(16.5)	(5.8)
Repayment of Long-Term Debt	(0.4)	(0.3)
Increase / (Decrease) in Capital Lease Obligations	5.6	(0.6)
Net Decrease in Exchange Gas Financing	3.6	3.1
Dividends Paid	(14.4)	(14.3)
Proceeds from Issuance of Common Stock, net	0.9	0.9

Cash (Used in) Financing Activities	(21.2)	(17.0)

Net Increase in Cash and Cash Equivalents	0.7	2.5
Cash and Cash Equivalents at Beginning of Period	9.4	9.8

Cash and Cash Equivalents at End of Period	$10.1	$12.3

Supplemental Cash Flow Information:
Interest Paid	$13.5	$13.2
Income Taxes Paid	$1.2	$0.8
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.7	$1.1

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2014	$232.1	$32.9	$265.0

Net Income		15.3	15.3
Dividends on Common Shares		(14.4)	(14.4)
Stock Compensation Plans	0.9		0.9
Issuance of 28,958 Common Shares	0.9		0.9

Balance at September 30, 2014	$233.9	$33.8	$267.7

Balance at January 1, 2013	$230.0	$30.4	$260.4

Net Income		11.3	11.3
Dividends on Common Shares		(19.1)	(19.1)
Stock Compensation Plans	0.4		0.4
Issuance of 29,783 Common Shares	0.9		0.9

Balance at September 30, 2013	$231.3	$22.6	$253.9

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

The Company’s earnings are seasonal and are typically higher in the first and fourth quarters when customers use natural gas for heating purposes.

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (SEC) on January 29, 2014, for a description of the Company’s Basis of Presentation.

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator – New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. As of September 30, 2014, September 30, 2013 and December 31, 2013, the Unitil subsidiaries had deposited $8.0 million, $8.8 million and $7.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. As of September 30, 2014, September 30, 2013 and December 31, 2013, there was $0, $0.7 million and $0, respectively, deposited for this purpose.

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

The Allowance for Doubtful Accounts as of September 30, 2014, September 30, 2013 and December 31, 2013, which are included in Accounts Receivable, net on the accompanying unaudited Consolidated Balance Sheets, were as follows:

	September 30,		December 31,
Allowance for Doubtful Accounts ($ millions)	2014	2013	2013
Allowance for Doubtful Accounts	$2.1	$2.5	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2014, September 30, 2013 and December 31, 2013.

	September 30,		December 31,
Accrued Revenue ($ millions)	2014	2013	2013
Regulatory Assets – Current	$24.6	$33.0	$43.6
Unbilled Revenues	6.8	7.2	13.0

Total Accrued Revenue	$31.4	$40.2	$56.6

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2014, September 30, 2013 and December 31, 2013.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2014	2013	2013
Northern Utilities	$13.4	$11.8	$9.8
Fitchburg	1.1	1.0	1.0

Total Exchange Gas Receivable	$14.5	$12.8	$10.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2014, September 30, 2013 and December 31, 2013.

	September 30,		December 31,
Gas Inventory ($ millions)	2014	2013	2013
Natural Gas	$0.8	$0.8	$0.8
Propane	0.1	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$1.0	$1.2	$1.2

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2014, September 30, 2013 and December 31, 2013, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $63.2 million, $56.7 million, and $57.3 million, respectively. Included in Construction Work in Progress at September 30, 2014 is approximately $6.9 million related to the development of a new customer information system.

Regulatory Accounting – The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission, and which consist of the following:

	September 30,		December 31,
Regulatory Assets ($ millions)	2014	2013	2013
Energy Supply & Other Regulatory Tracker Mechanisms	$17.6	$20.9	$32.5
Deferred Restructuring Costs	2.1	11.6	9.3
Retirement Benefit	42.2	62.7	42.6
Income Taxes	10.1	9.3	11.9
Environmental	10.6	16.1	16.1
Deferred Storm Charges	20.7	26.5	25.6
Other	6.6	6.8	5.7

Total Regulatory Assets	$109.9	$153.9	$143.7
Less: Current Portion of Regulatory Assets(1)	24.6	33.0	43.6

Regulatory Assets – noncurrent	$85.3	$120.9	$100.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities ($ millions)	2014	2013	2013
Regulatory Tracker Mechanisms	$13.0	$11.4	$9.7

Total Regulatory Liabilities	$13.0	$11.4	$9.7

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of September 30, 2014, all futures contracts purchased under the prior program design have been sold and the hedging portfolio now consists entirely of call option contracts.

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

As of September 30, 2014, September 30, 2013 and December 31, 2013 the Company had 3.0 billion, 2.6 billion and 1.8 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities ($ millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	September 30, 2014	September 30, 2013	December 31, 2013
Derivative Assets
Natural Gas Futures/ Options Contracts	Prepayments and Other	$—	$—	$0.1
Natural Gas Futures/ Options Contracts	Other Assets	—	0.1	0.1

Total Derivative Assets		$—	$0.1	$0.2

Derivative Liabilities
Natural Gas Futures/ Options Contracts	Other Current Liabilities	$0.1	$0.4	$—
Natural Gas Futures/ Options Contracts	Other Noncurrent Liabilities	0.1	—	—

Total Derivative Liabilities		$0.2	$0.4	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
($ millions)	2014	2013	2014	2013
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$0.1	$0.1	$(0.4)	$0.7
Amount of Loss / (Gain) Reclassified into unaudited Consolidated Statements of Earnings(1):
Cost of Gas Sales	$0.1	$0.2	$(0.8)	$1.1

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current Energy Supply Obligations and the noncurrent amount of Energy Supply Obligations which is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2014	2013	2013
Current:
Exchange Gas Obligation	$13.4	$11.8	$9.8
Renewable Energy Portfolio Standards	4.1	2.7	3.7
Power Supply Contract Divestitures	0.6	0.9	0.9

Total Energy Supply Obligations – Current	$18.1	$15.4	$14.4
Long-Term:
Power Supply Contract Divestitures	$2.1	$2.7	$2.5

Total Energy Supply Obligations	$20.2	$18.1	$16.9

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

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events that impacted its unaudited consolidated financial statements. As discussed above in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and below in Note 4 to the Company’s Consolidated Financial Statements, “Debt and Financing Arrangements”, on October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors and repaid $42.3 million of short-term debt from the proceeds. As a result of this subsequent event, the Company reclassified $42.3 million of short-term debt to long-term debt on its Consolidated Balance Sheet as of September 30, 2014.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/21/14	11/28/14	11/14/14	$ 0.345
07/22/14	08/29/14	08/15/14	$ 0.345
04/22/14	05/29/14	05/15/14	$ 0.345
01/16/14	02/28/14	02/14/14	$ 0.345

09/18/13	11/15/13	11/01/13	$ 0.345
06/05/13	08/15/13	08/01/13	$ 0.345
03/28/13	05/15/13	05/01/13	$ 0.345
01/17/13	02/15/13	02/01/13	$ 0.345

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2014 and September 30, 2013 and as of December 31, 2013 ($ millions):

	Gas	Electric	Non-Regulated	Other	Total
Three Months Ended September 30, 2014
Revenues	$20.9	$54.2	$1.5	$—	$76.6
Segment Profit (Loss)	(1.5)	2.9	0.2	—	1.6
Capital Expenditures	23.1	7.1	0.1	1.3	31.6

Three Months Ended September 30, 2013
Revenues	$18.9	$52.1	$1.5	$—	$72.5
Segment Profit (Loss)	(1.9)	2.6	0.3	(0.4)	0.6
Capital Expenditures	20.1	6.1	—	1.4	27.6

Nine Months Ended September 30, 2014
Revenues	$139.3	$162.2	$4.5	$—	$306.0
Segment Profit	9.3	5.2	0.6	0.2	15.3
Capital Expenditures	39.4	17.2	0.4	3.7	60.7
Segment Assets	505.6	392.1	6.4	12.4	916.5

Nine Months Ended September 30, 2013
Revenues	$111.8	$140.9	$4.4	$—	$257.1
Segment Profit	4.1	6.0	0.9	0.3	11.3
Capital Expenditures	44.6	16.5	—	3.5	64.6
Segment Assets	474.2	409.6	6.5	4.9	895.2

As of December 31, 2013
Segment Assets	$502.3	$402.8	$6.2	$9.3	$920.6

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt – On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors and repaid $42.3 million of short-term debt from the proceeds. The remainder of the proceeds will be used for general corporate purposes. As a result of this subsequent event, the Company reclassified $42.3 million of short-term debt to long-term debt on its Consolidated Balance Sheet as of September 30, 2014.

Details on long-term debt at September 30, 2014, September 30, 2013 and December 31, 2013 are shown below ($ millions):

	September 30,		December 31,
	2014	2013	2013
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	19.0	19.0	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities, Inc.:
Senior Notes:
6.95% Senior Notes, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0

Granite State Gas Transmission, Inc.:
Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	1.9	2.5	2.3

Total Long-Term Debt	286.9	287.5	287.3
Short-Term Debt Reclassifed to Long-Term Debt	42.3	—	—

Total Long-Term Debt After Reclassification	329.2	287.5	287.3
Less: Current Portion	2.5	0.6	2.5

Total Long-Term Debt, Less Current Portion	$326.7	$286.9	$284.8

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

($ millions)	September 30,		December 31,
	2014	2013	2013
Estimated Fair Value of Long-Term Debt	$378.2	$326.7	$327.3

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2014, September 30, 2013 and December 31, 2013:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2014	2013	2013
Limit	$120.0	$60.0	$120.0
Outstanding	$43.7	$43.6	$60.2
Available	$76.3	$16.4	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of September 30, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $6.0 million, which was used to fund project costs.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $13.6 million, $11.8 million and $12.5 million of natural gas storage inventory at September 30, 2014, September 30, 2013 and December 31, 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2014 and payable in October 2014 is $0.2 million and is recorded in Accounts Payable at September 30, 2014. The were no amounts of natural gas inventory released in September 2013 and payable in October 2013 that were recorded in Accounts Payable at September 30, 2013. The amount of natural gas inventory released in December 2013 and payable in January 2014 was $2.7 million and was recorded in Accounts Payable at December 31, 2013.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2014, there were approximately $29.7 million of guarantees outstanding and the longest term guarantee extends through April 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $1.9 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of September 30, 2014, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,906,964, 13,831,624 and 13,841,400 shares of common stock outstanding at September 30, 2014, September 30, 2013 and December 31, 2013, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2014, the Company sold 28,958 shares of its common stock, at an average price of $32.20 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $932,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

Restricted Shares

Outstanding awards of Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Restricted Shares underlying the award may be credited to a participant’s account. Awards may be grossed up to offset the participant’s tax obligations in connection with the award. For purposes of compensation expense, the Company uses the non-substantive vesting period approach, under which compensation expense is recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved if that date is expected to occur during the normal vesting period. Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death.

On January 31, 2014, 35,500 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.1 million. There were 67,334 and 53,480 non-vested shares under the Stock Plan as of September 30, 2014 and 2013, respectively. The weighted average grant date fair value of these shares was $28.51 and $25.99, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.3 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.6 years. There were no forfeitures or cancellations under the Stock Plan during the nine months ended June 30, 2014.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2014 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2013	14,903	$28.90
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	473	$32.19
Restricted Stock Units Settled	(1,106)	$29.49

Restricted Stock Units as of September 30, 2014	14,270	$28.96

There were 4,024 Restricted Stock Units (equity portion) outstanding as of September 30, 2013 with a weighted average stock price of $27.44. On October 1, 2014, there were 12,969 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors. The fair value of liabilities associated with the cash portion of fully-vested Restricted Stock Units is approximately $0.2 million, $0.1 million and 0.2 million as of September 30, 2014, September 30, 2013 and December 31, 2013, respectively, and is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

Preferred Stock

There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2014, September 30, 2013 and December 31, 2013. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2014 and September 30, 2013, respectively.

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

Northern Utilities – Base Rates – New Hampshire – On April 21, 2014, the NHPUC approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. The settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provides for an annual increase in revenue of $1.4 million effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million effective May 1, 2015. The settlement agreement also provides for Earning Sharing where Northern Utilities would be allowed to retain all earnings up to a return of 10%. Earnings in excess of 10% and up to and including 11% will be shared equally, between ratepayers and the Company. Earnings in excess of 11% shall be returned to ratepayers. The settlement agreement provides that the Company’s next filing of a distribution base rate case is to be based on an historic test year of no earlier than twelve months ending December 31, 2016. The newly-approved rates have been reconciled to the effective date temporary rates were established, July 1, 2013.

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

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. With this filing, Granite State has reached the settlement agreement cost cap. The FERC accepted this filing on June 18, 2014 and the new rates became effective August 1, 2014.

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

Major Storms – Fitchburg and Unitil Energy

Fitchburg – 2011 Storm Cost Deferral and 2012 Storm Costs – As part of its May 30, 2014 order approving a base rate increase for Fitchburg, the MDPU approved the recovery over three years, without carrying charges, of $5.0 million of costs of repair for damage due to severe storms, including previously deferred costs incurred in 2011, as well as costs incurred in 2012 as a result of Superstorm Sandy.

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Northern Utilities – Other – On September 12, 2014, Northern Utilities purchased a property for its new Maine Gas Distribution Operations Center (DOC). The new property includes an existing building and is located at 400 Riverside Industrial Parkway in Portland, Maine. In addition, on September 19, 2014, Northern Utilities sold its existing DOC facility located at 1075 Forest Avenue in Portland, Maine. The MPUC approved the sale of Northern Utilities’ existing DOC facility. The approval to sell was contingent upon completion of the acquisition of the new DOC property. The new DOC facility was needed due space limitations at the existing DOC. In recent years the Company’s gas expansion initiative and the work associated with it resulted in staff, company vehicles, and material storage additions to a facility that could not adequately handle these additions. The new DOC facility is currently undergoing renovations and the Company plans to occupy the new DOC in 2015. Until the Company moves into the new DOC facility, it is leasing its previous DOC facility from the new owner under a lease that can be cancelled by the Company with a 30 day notice at any time.

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

Fitchburg – Gas Operations – On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. It is expected the MDPU will open a proceeding to address and implement changes resulting from this new law in the near future.

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

On December 11, 2012, the MDPU opened an investigation into the service quality provided by the gas and electric distribution companies in Massachusetts and the Service Quality Guidelines currently in effect. The order invited comments on a variety of topics related to service quality. After review of all the comments and discovery responses, on July 11, 2014, the MDPU issued an order containing proposed revisions to their Service Quality Guidelines. The MDPU proposes several changes to its Service Quality standards. The changes apply in various ways to the different metrics but, in sum, they involve three interrelated purposes: (1) increasing the level of performance required by companies through new approaches for calculating penalty thresholds and the elimination of offsets; (2) establishing statewide standards applicable to all companies; and (3) updating the standards to eliminate unnecessary or outdated metrics and adding new metrics to align company incentives with the MDPU’s policy objectives. Fitchburg, along with other Massachusetts utility companies, has submitted comments critical of several aspects of the proposed changes. Technical sessions to discuss the changes are to be held by the MDPU in mid-October. A final order in this investigation is expected by the end of the year.

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

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in the Fitchburg’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of the Fitchburg’s bad debt, and the rate decisions in 2006 and 2007. Briefs were filed in June 2013. This matter remains pending before the MDPU.

On December 23, 2013 the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices” and all related objectives. On June 12, 2014 the MDPU issued a further order as a result of its investigation. It sets forth a requirement that each electric distribution company submit a ten-year strategic grid modernization plan (GMP) within nine months of the issuance of a Final Order in related, but still ongoing, MDPU proceedings. As part of the GMP, each company must include a five-year short-term investment plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the company should have proceeded with these investments. Also on June 12, 2014, the MPDU issued an order setting forth its initial policy with respect to time varying rates, finding that the provision of basic energy service should be designed as time varying rates for all rate classes following the deployment of advanced metering functionality. This initial determination may be subject to modification upon the receipt of comments by interested parties. The MDPU also proposes to address in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil Corporation’s (the “Company”) Massachusetts based utility, Fitchburg Gas and Electric Light Company (Fitchburg), in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December, 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. On September 4, 2009, the Court issued its order on the Company’s Motion to Dismiss the Complaint, granting it in part and denying it in part. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. As a result of this decision, the lawsuit would now proceed with only the twelve named plaintiffs seeking damages; however, the plaintiffs have appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”). The SJC accepted the matter for review, briefs have been submitted and oral arguments have been held. The decision of the SJC is pending. The Town of Lunenburg has also filed a separate action in the Court arising out of the December 2008 ice storm. The parties to this action have agreed to put this matter on hold pending the decision of the SJC in Bellermann. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2013 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 29, 2014.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of September 30, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Final remediation activities in Portland are scheduled to occur in 2015. In May 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of the outcome of negotiations with the State, future operation, maintenance and remedial costs have been accrued, to ensure that applicable remedial activities are completed. Additionally, as a result of the eminent domain taking by the State of Maine, a long-term lease on the property previously entered into by Northern Utilities and New Yard LLC in 2013, to redevelop the Portland site as a possible boat repair facility was terminated.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

The Environmental Obligations table below shows the amounts accrued for Northern Utilities related to estimated future cleanup costs associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. Work is expected to be completed in the fourth quarter of 2014. During the second quarter of 2014, the Company updated its estimate for remediation of this site based upon revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million. As of September 30, 2014, $1.4 million was spent in 2014 on this remediation project. The Environmental Obligations table below shows the amounts accrued for Fitchburg related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site with a corresponding Regulatory Asset recorded to reflect that the recovery of these environmental remediation costs are probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

Environmental Obligations – The following table shows the Environmental Obligations recognized by the Company as of September 30, 2014, September 30, 2013 and December 31, 2013.

	September 30,		December 31,
Environmental Obligations ($ millions)	2014	2013	2013
Current:
Northern Utilities	$1.2	$1.1	$1.0
Fitchburg	4.1	—	—

Total Current Environmental Obligations	5.3	1.1	1.0

Noncurrent:
Northern Utilities	2.0	1.8	1.8
Fitchburg	—	12.0	12.0

Total Noncurrent Environmental Obligations	2.0	13.8	13.8

Total Environmental Obligations	$7.3	$14.9	$14.8

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2013 with the Internal Revenue Service (IRS) in September 2014 and generated federal net operating loss (NOL) carryforward assets of $2.1 million principally due to bonus depreciation and tangible asset and repair deductions. As of December 31, 2013, the Company had recorded cumulative federal and state NOL carryforward assets of $19.0 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2013, the Company had $2.1 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

The Company evaluated its tax positions at September 30, 2014 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2011; December 31, 2012; and December 31, 2013.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2014	2013
Used to Determine Plan Costs
Discount Rate	4.80%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2017

The following tables provide the components of the Company’s Retirement plan costs ($ 000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2014	2013	2014	2013	2014	2013
Service Cost	$753	$893	$497	$630	$15	$19
Interest Cost	1,273	1,142	671	612	68	60
Expected Return on Plan Assets	(1,562)	(1,488)	(230)	(180)	—	—
Prior Service Cost Amortization	52	52	421	425	2	2
Actuarial Loss Amortization	711	1,057	14	197	25	46

Sub-total	1,227	1,656	1,373	1,684	110	127
Amounts Capitalized and Deferred	(556)	(805)	(632)	(808)	—	—

Net Periodic Benefit Cost Recognized	$671	$851	$741	$876	$110	$127

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2014	2013	2014	2013	2014	2013
Service Cost	$2,255	$2,680	$1,491	$1,892	$43	$55
Interest Cost	3,819	3,425	2,015	1,836	204	181
Expected Return on Plan Assets	(4,684)	(4,466)	(690)	(541)	—	—
Prior Service Cost Amortization	158	156	1,261	1,275	8	8
Actuarial Loss Amortization	2,135	3,172	42	590	75	138

Sub-total	3,683	4,967	4,119	5,052	330	382
Amounts Capitalized and Deferred	(1,400)	(2,189)	(1,697)	(2,255)	—	—

Net Periodic Benefit Cost Recognized	$2,283	$2,778	$2,422	$2,797	$330	$382

Employer Contributions

As of September 30, 2014, the Company had made $3.5 million of contributions to its Pension Plan in 2014 and had not made any contributions to its PBOP Plan in 2014. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2014 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in rates for these Pension and PBOP Plan costs.

As of September 30, 2014, the Company had made $40,000 of contributions to the SERP Plan in 2014. The Company presently anticipates contributing an additional $13,000 to the SERP Plan in 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2014 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of shares of the Company’s common stock during the fiscal quarter ended September 30, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/14 – 7/31/14	—	—	—	$84,140
8/1/14 – 8/31/14	—	—	—	$84,140
9/1/14 – 9/30/14	160	$32.30	160	$78,972

Total	160		160

(1)	All purchases were made pursuant to the Company’s 2014 Trading Plan (as defined below).
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

On October 23, 2014, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2014. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
4.1	Form of Note Purchase Agreement dated as of October 15, 2014 by and among Northern Utilities and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.2	Form of Note issued pursuant to the Note Purchase Agreement dated as of October 15, 2014 by and among Northern Utilities and the several purchasers named therein.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2014 Announcing Earnings For the Quarter Ended September 30, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 23, 2014	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 23, 2014	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference
4.1	Form of Note Purchase Agreement dated as of October 15, 2014 by and among Northern Utilities and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.2	Form of Note issued pursuant to the Note Purchase Agreement dated as of October 15, 2014 by and among Northern Utilities and the several purchasers named therein.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 23, 2014 Announcing Earnings For the Quarter Ended September 30, 2014.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith