Form 10-K
period 2014-12-31
UNITIL CORP
filed 2015-01-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on June 30, 2014, the aggregate market value of common stock held by non-affiliates of the registrant was $461,676,973.

The number of the registrant’s common shares outstanding was 13,916,578 as of January 23, 2015.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 22, 2015 are incorporated by reference into Part III of this Report

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2014

CAUTIONARY STATEMENT

This report and the documents incorporated by reference into this report contain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the future operations of the Company (as such term is defined in Part I, Item I (Business)), are forward-looking statements.

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

•

fluctuations in the supply of, demand for, and the prices of, gas and electric energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;

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

i

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 180,600 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 102,700 electric customers and 77,900 natural gas customers.

	Customers Served as of December 31, 2014
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	63,153	11,007	74,160
Fitchburg	24,859	3,733	28,592

Total Electric	88,012	14,740	102,752

Natural Gas:
Northern Utilities	46,214	15,962	62,176
Fitchburg	14,022	1,662	15,684

Total Natural Gas	60,236	17,624	77,860

Total Customers Served	148,248	32,364	180,612

Unitil’s distribution utilities had an investment in Net Utility Plant of $733.7 million at December 31, 2014. Unitil’s total operating revenue was $425.8 million in 2014. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations.

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

OPERATIONS

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $201.4 million for 2014, which represents about 47% of Unitil’s total operating revenue.

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

Natural gas is supplied and distributed by Northern Utilities to approximately 62,200 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2014 gas operating revenue was $159.5 million, of which approximately 39% was derived from residential firm sales and 61% from C&I firm sales.

Natural gas is supplied and distributed by Fitchburg to approximately 15,700 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2014 gas operating revenue was $35.9 million, of which approximately 51% was derived from residential firm sales and 49% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.0 million for 2014. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party marketers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $218.7 million for 2014, which represents about 51% of Unitil’s total operating revenue.

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

Unitil Energy distributes electricity to approximately 74,100 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2014 electric operating revenue was $151.2 million, of which approximately 54% was derived from residential sales and 46% from C&I sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is supplied and distributed by Fitchburg to approximately 28,600 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries and educational institutions. Fitchburg’s 2014 electric operating revenue was $67.5 million, of which approximately 53% was derived from residential sales and 47% from C&I sales.

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

Non-Regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Revenue from Unitil’s non-regulated operations was $5.7 million in 2014.

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

RATES AND REGULATION

Rate Case Activity

Northern Utilities—Maine—On December 27, 2013, the Maine Public Utilities Commission (MPUC) approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. On February 28, 2014 Northern Utilities filed its first annual TIRA for rates effective May 1, 2014, seeking an annual increase in base distribution revenue of $1.3 million. This filing was approved by the MPUC on April 29, 2014. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities—New Hampshire—On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. The newly-approved rates were reconciled to the effective date temporary rates were established, July 1, 2013. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas main extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million effective May 1, 2015.

Unitil Energy—On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On April 30, 2014, the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State—Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. The FERC accepted this filing on July 18, 2014 and the new rates became effective August 1, 2014. For 2015, the rate settlement agreement requires Granite State to file a Section 4 FERC rate case by June 2015 with rates effective by January 1, 2016.

Fitchburg—Electric—On May 30, 2014, the Massachusetts Department of Public Utilities (MDPU) issued its final order approving a $5.6 million increase in Fitchburg’s electric revenue decoupling mechanism (RDM) base revenue target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

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

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may also recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms.

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

Fitchburg is subject to RDM. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted RDM amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These RDM revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

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

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), to truck supplies to storage facilities within Northern Utilities’ service territory.

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

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round transportation and underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

ELECTRIC POWER SUPPLY

The restructuring of the electric utility industry in New Hampshire required the divestiture of Unitil’s power supply arrangements and the procurement of replacement supplies, which provided the flexibility for migration of customers to and from utility energy service. Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating these wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers.

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2014, 71% of Unitil’s largest New Hampshire customers, representing 22% of total New Hampshire electric energy sales, and 81% of Unitil’s largest Massachusetts customers, representing 31% of total Massachusetts electric energy sales; are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Town of Lunenburg has an active municipal aggregation and the Town of Ashby has an approved municipal aggregation that is currently inactive. Customers in Lunenburg comprise about 17 percent of Fitchburg’s customer base and customers in Ashby comprise another 5 percent. In New Hampshire, the number of residential customers purchasing from a third party supplier has increased more than sevenfold in the past two years and stands at just under 10 percent of customers. Notwithstanding this activity, most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Currently, with approval of the NHPUC, Unitil Energy purchases Default Service power supply contracts for small, medium and large customers every six months for 100% of the supply requirements.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s ISO-NE settlement account where Fitchburg procures electric supply through ISO-NE’s real-time market.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facility associated with one of these contracts has been constructed and is operating. The other contracts have been approved by the MDPU and are pending facility construction and operation. These generating facilities are anticipated to begin operation by the end of 2016. Fitchburg recovers its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Final remediation activities in Portland are scheduled to occur in 2015. In May 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of the outcome of negotiations with the State of Maine, future operation, maintenance and remedial costs have been accrued, to ensure that applicable remedial activities are completed. Additionally, as a result of the eminent domain taking by the State of Maine, a long-term lease on the property previously entered into by Northern Utilities and New Yard LLC in 2013, to redevelop the Portland site as a possible boat repair facility was terminated.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. The scheduled site work was completed in December 2014. A limited sediment investigation is nearing completion—the results of which will be included in the closure documentation associated with the permanent remediation solution. Based on the results of site investigations and evaluations and initial remediation efforts, the Company updated its estimate for remediation of this site during the second quarter of 2014 using revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million. As of December 31, 2014, $3.6 million was spent on this remediation project. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

EMPLOYEES

As of December 31, 2014, the Company and its subsidiaries had 495 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2014, a total of 161 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2014:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	34	06/05/2017
Northern Utilities ME Division/Granite State	38	03/31/2017
Unitil Energy	39	05/31/2018
Unitil Service	5	05/31/2016

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

AVAILABLE INFORMATION

The Internet address for the Company’s website is www.unitil.com. On the Investors section of Unitil’s website, the Company makes available, free of charge, its Securities and Exchange Commission (SEC) filings, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as amendments to those reports.

The Company’s current Code of Ethics was approved by Unitil’s Board of Directors on January 15, 2004. This Code of Ethics, along with any amendments or waivers, is also available on Unitil’s website.

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL”.

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 22, 2015, at 11:30 a.m.

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

Risks Relating to Our Business

The Company is subject to comprehensive regulation, which could adversely impact the rates it is able to charge, its authorized rate of return and its ability to recover costs. In addition, certain regulatory authorities have the statutory authority to impose financial penalties and other sanctions on the Company, which could adversely affect the Company’s financial condition and results of operations.

The Company is subject to comprehensive regulation by federal regulatory authorities (including the FERC) and state regulatory authorities (including the NHPUC, MDPU and MPUC). These authorities regulate many aspects of the Company’s operations, including the rates that the Company can charge customers, the Company’s authorized rates of return, the Company’s ability to recover costs from its customers, construction and maintenance of the Company’s facilities, the Company’s safety protocols and procedures, including environmental compliance, the Company’s ability to issue securities, the Company’s accounting matters, and transactions between the Company and its affiliates. The Company is unable to predict the impact on its financial condition and results of operations from the regulatory activities of any of these regulatory authorities. Changes in regulations, the imposition of additional regulations or regulatory decisions particular to the Company could adversely affect the Company’s financial condition and results of operations.

The Company’s ability to obtain rate adjustments to maintain its current authorized rates of return depends upon action by regulatory authorities under applicable statutes, rules and regulations. These regulatory authorities are authorized to leave the Company’s rates unchanged, to grant increases in such rates or to order decreases in such rates. The Company may be unable to obtain favorable rate adjustments or to maintain its current authorized rates of return, which could adversely affect its financial condition and results of operations.

Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Power, Unitil Energy, Fitchburg, and Northern Utilities. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition and results or operations could be adversely affected.

In addition, certain regulatory authorities have the statutory authority to impose financial penalties and other sanctions on the Company if the Company is found to have violated statutes, rules or regulations governing its utility operations. Any such penalties or sanctions could adversely affect the Company’s financial condition and results of operations.

The Company’s electric and natural gas sales and revenues are highly correlated with the economy, and national, regional and local economic conditions may adversely affect the Company’s customers and correspondingly the Company’s financial condition and results of operations.

The Company’s business is influenced by the economic activity within its service territory. The level of economic activity in the Company’s electric and natural gas distribution service territories directly affects the Company’s business. As a result, adverse changes in the economy may adversely affect the Company’s financial condition and results or operations. Economic downturns or periods of high electric and gas supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. This focus on conservation, energy efficiency and self-generation may result in a decline in electricity and gas sales in our service territories. If any such declines were to occur without corresponding adjustments in rates, then our revenues would be reduced and our future growth prospects would be limited. In addition, a period of prolonged economic weakness could impact customers’ ability to pay bills in a timely manner and increase customer bankruptcies, which may lead to increased bad debt expenses or other adverse effects on our financial position, results of operations and/or cash flows.

The Company may not be able to obtain financing, or may not be able to obtain financing on acceptable terms, which could adversely affect the Company’s financial condition and results of operations.

The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the Company derives the capital necessary to meet these requirements primarily from internally-generated funds, the Company supplements internally-generated funds by incurring short-term and long-term debt, as needed. Additionally, from time to time, the Company has accessed the public capital markets through public offerings of equity securities. A downgrade of our credit rating or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2014, the Company had approximately $29.3 million in short-term debt outstanding under its revolving credit facility. Additionally, if the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition and results of operations.

Also, from time to time, the Company repays portions of its short-term debt with the proceeds it receives from long-term debt financings or equity financings. General economic conditions, conditions in the capital and credit markets and the Company’s operating and financial performance could negatively affect the Company’s ability to obtain such financings or the terms of such financings, which could correspondingly adversely affect the Company’s financial condition and results of operations. The Company’s long-term debt typically has fixed interest rates. Therefore, changes in interest rates will not affect the Company’s interest expense associated with its presently outstanding fixed rate long-term debt. However, an increase or decrease in interest rates may increase or decrease the Company’s interest expense associated with any new fixed rate long-term debt issued by the Company, which could adversely affect the Company’s financial condition and results of operations.

In addition, the Company may need to use a significant portion of its cash flow to repay its short-term debt and long-term debt, which would limit the amount of cash it has available for working capital, capital expenditures and other general corporate purposes and could adversely affect its financial condition and results of operations.

Declines in the valuation of capital markets could require the Company to make substantial cash contributions to cover its pension and other post-retirement benefit obligations. If the Company is unable to recover a significant amount of pension and other post-retirement benefit obligation costs in its rates, or if the Company’s recovery of these costs in its rates is significantly delayed, then the Company’s financial condition and results of operations could be adversely affected.

The amount of cash contributions the Company is required to make in respect of its pension and other post-retirement benefit obligations is dependent upon the valuation of the capital markets. Adverse changes in the valuation of the capital markets could result in the Company being required to make substantial cash contributions in respect to these obligations. These cash contributions could have an adverse effect on the Company’s financial condition and results of operations if the Company is unable to recover such costs in rates or if such recovery is significantly delayed. Please see the section entitled Critical Accounting Policies—Pension Benefit Obligations in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements for a more detailed discussion of the Company’ pension obligations.

The terms of the Company’s and its subsidiaries’ indebtedness restrict the Company’s and its subsidiaries’ business operations (including their ability to incur material amounts of additional indebtedness), which could adversely affect the Company’s financial condition and results of operations.

The terms of the Company’s and its subsidiaries’ indebtedness impose various restrictions on the Company’s business operations, including the ability of the Company and its subsidiaries to incur additional indebtedness. These restrictions could adversely affect the Company’s financial condition and results of operations. See the sections entitled Liquidity, Commitments and Capital Requirements in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of these restrictions.

A significant amount of the Company’s sales are temperature sensitive. Because of this, mild winter and summer temperatures could decrease the Company’s sales, which could adversely affect the Company’s financial condition and results of operations. Also, the Company’s sales may vary from year to year depending on weather conditions, and the Company’s results of operations generally reflect seasonality.

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

•	limitations that may be imposed by New Hampshire, Massachusetts and Maine state regulatory authorities.

In addition, before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations.

As of January 26, 2015 the Company’s current annual dividend is $1.40 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

A substantial disruption or lack of growth in interstate natural gas pipeline transmission and storage capacity and electric transmission capacity may impair the Company’s ability to meet customers’ existing and future requirements.

In order to meet existing and future customer demands for natural gas and electricity, the Company must acquire sufficient supplies of natural gas and electricity. In addition, the Company must contract for reliable and adequate upstream transmission and transportation capacity for its distribution systems while considering the dynamics of the natural gas interstate pipelines and storage, the electric transmission markets and its own on-system resources. The Company’s financial condition or results of operations may be adversely affected if the future availability of natural gas and electric supply were insufficient to meet future customer demands for natural gas and electricity.

The Company’s electric and natural gas distribution activities (including storing natural gas and supplemental gas supplies) involve numerous hazards and operating risks that may result in accidents and other operating risks and costs. Any such accident or costs could adversely affect the Company’s financial position or results of operations.

Inherent in the Company’s electric and natural gas distribution activities are a variety of hazards and operating risks, including leaks, explosions, electrocutions and mechanical problems. These hazards and risks could result in loss of human life, significant damage to property, environmental pollution, damage to natural resources and impairment of the Company’s operations, which could adversely affect the Company’s financial position or results of operations.

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

The Company’s business is subject to environmental regulation in all jurisdictions in which it operates and its costs of compliance are significant. New, or changes to existing, environmental regulation, including those related to climate change or greenhouse gas emissions, and the incurrence of environmental liabilities could adversely affect the Company’s financial condition and results of operations.

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

Catastrophic events could adversely affect the Company’s financial condition and results of operations.

The electric and natural gas utility industries are from time to time affected by catastrophic events, such as unusually severe weather and significant and widespread failures of plant and equipment. Other catastrophic occurrences, such as terrorist attacks on utility facilities, may occur in the future. Such events could inhibit the Company’s ability to deliver electric or natural gas to its customers for an extended period, which could adversely affect the Company’s financial condition and results of operations. Also, if the Company is unable to recover a significant amount of costs associated with catastrophic events in its rates, or if the Company’s recovery of such costs in its rates is significantly delayed, then the Company’s financial condition and results or operations may be adversely affected.

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

The operation of the Company’s extensive electricity and natural gas systems rely on evolving information technology systems and network infrastructures that are likely to become more complex as new technologies and systems are developed. The Company’s business is highly dependent on its ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex. The failure of these information systems and networks could significantly disrupt operations; result in outages and/or damages to the Company’s assets or operations or those of third parties on which it relies; and subject the Company to claims by customers or third parties, any of which could have a material effect on the Company’s financial condition, results of operations, and cash flows.

The Company’s information systems, including its financial information, operational systems, metering, and billing systems, require constant maintenance, modification, and updating, which can be costly and increases the risk of errors and malfunction. Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could negatively impact the effectiveness of the Company’s control environment, and/or the Company’s ability to timely file required regulatory reports. Despite implementation of security and mitigation measures, all of the Company’s technology systems are vulnerable to impairment or failure due to cyber-attacks, computer viruses, human errors, acts of war or terrorism and other reasons. If the Company’s information technology systems were to fail or be materially impaired, the Company might be unable to fulfill critical business functions and serve its customers, which could have a material effect on the Company’s financial condition, results of operations, and cash flows.

In addition, in the ordinary course of its business, the Company collects and retains sensitive electronic data including personal identification information about customers and employees, customer energy usage, and other confidential information. The theft, damage, or improper disclosure of sensitive electronic data through security breaches or other means could subject the Company to penalties for violation of applicable privacy laws or claims from third parties and could harm the Company’s reputation and adversely affect the Company’s financial condition and results of operations.

The inability to attract and retain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, could have an adverse effect on the Company’s operations.

The success of our business depends on the leadership of our executive officers and other key employees to implement our business strategies. The inability to maintain a qualified workforce including, but not limited to, executive officers, key employees and employees with specialized skills, may negatively affect our ability to service our existing or new customers, or successfully manage our business or achieve our business objectives. There may not be sufficiently skilled employees available internally to replace employees when they retire or otherwise leave active employment. Shortages of certain highly skilled employees may also mean that qualified employees are not available externally to replace these employees when they are needed. In addition, shortages in highly skilled employees coupled with competitive pressures may require the Company to incur additional employee recruiting and compensation expenses.

The Company may be adversely impacted by work stoppages, labor disputes, and/or pandemic illness to which it may not able to promptly respond.

Approximately one-third of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Disputes with the unions over terms and conditions of the agreements could result in instability in the Company’s labor relationships and work stoppages that could impact the timely delivery of natural gas and electricity, which could strain relationships with customers and state regulators and cause a loss of revenues. The Company’s collective bargaining agreements may also increase the cost of employing its union workforce, affect its ability to continue offering market-based salaries and employee benefits, limit its flexibility in dealing with its workforce, and limit its ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect the Company’s financial condition and results of operations.

Additionally, pandemic illness could result in part, or all, of the Company’s workforce being unable to operate or maintain the Company’s infrastructure or perform other tasks necessary to conduct the Company’s business. A slow or inadequate response to this type of event may adversely affect the Company’s financial condition and results of operations.

The Company’s business could be adversely affected if it is unable to retain its existing customers or attract new customers, or if customers’ demand for its current products and services significantly decreases.

The success of the Company’s business depends, in part, on its ability to maintain and increase its customer base and the demand that those customers have for the Company’s products and services. The Company’s failure to maintain or increase its customer base and/or customer demand for its products and services could adversely affect its financial condition and results of operations.

The natural gas and electric supply requirements of the Company’s customers are fulfilled by the Company or, in some instances and as allowed by state regulatory authorities, by third-party suppliers who contract directly with customers. In either scenario, significant increases in natural gas and electricity commodity prices may negatively impact the Company’s ability to attract new customers and grow its customer base.

Developments in distributed generation, energy conservation, power generation and energy storage could affect the Company’s revenues and the timing of the recovery of the Company’s costs. Advancements in power generation technology are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Such developments could reduce customer purchases of electricity, but may not necessarily reduce the Company’s investment and operating requirements due to the Company’s obligation to serve customers, including those self-supply customers whose equipment has failed for any reason, to provide the power they need. In addition, since a portion of the Company’s costs are recovered through charges based upon the volume of power delivered, reductions in electricity deliveries will affect the timing of the Company’s recovery of those costs and may require changes to the Company’s rate structures.

The financial performance of the Company’s non-regulated energy brokering business, Usource, may be adversely affected if suppliers and/or customers default in their performance under multi-year energy brokering contracts or by competition from other energy brokers.

Usource provides energy brokering and consulting services to a national client base of large commercial and industrial customers. Revenues from this business are primarily derived from brokering fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts. Usource’s customers and/or the suppliers providing energy to Usource’s customers may default in their performance under multi-year energy brokering contracts, which could adversely affect the Company’s financial condition and results of operations. In addition, Usource may lose market share to other energy brokers which could adversely affect the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2014, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the 12 acres of land on which it is located.

The following tables detail certain of the Company’s natural gas and electric operations properties.

Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	524	553	276	—	1,353
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	22,318	20,844	10,927	—	54,089

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,267	443	1,710
Conduit Distribution Bank Miles—Underground	214	61	275
Transmission and Distribution Substations	33	16	49
Capacity of Transmission and Distribution Substations	215,400 kVa	438,200 kVa	653,600 kVa

The Company’s natural gas operations property includes a liquefied propane gas plant and two LNG plants. Northern Utilities owns a LNG storage and vaporization facility. Fitchburg owns a propane gas plant and a LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (75%), coated cathodically protected steel (18%), cast/wrought iron (5%) and steel (2%). Fitchburg’s gas mains are primarily made up of steel (48%), polyethylene plastic (30%) and cast iron (22%).

Granite State’s underground natural gas transmission pipeline is made up of coated and cathodically protected steel and is located primarily in Maine and New Hampshire.

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

Fitchburg’s electric transmission facilities, including Flagg Pond substation, with minor exceptions, are located in north central Massachusetts on land owned by Fitchburg or occupied by Fitchburg pursuant to perpetual easements. Fitchburg’s electric transmission lines are located in or on public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, express or implied through use by Fitchburg without objection by the owners.

The physical utility properties of Unitil Energy, with certain exceptions, and its franchises are subject to its indenture of mortgage and deed of trust under which the respective series of first mortgage bonds of Unitil Energy are outstanding. Additions to Northern Utilities and Fitchburg’s physical utility properties are periodically financed by senior and long-term notes.

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

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC has now upheld the lower Court’s order. The Company does not have any information at this time as to whether the plaintiffs will proceed with their lawsuit on an individual basis in light of the decision by the SJC. The Town of Lunenburg has also filed a separate action in the Court arising out of the December 2008 ice storm. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2014, there were 1,477 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2014	2013
1st Quarter	$0.345	$0.345
2nd Quarter	0.345	0.345
3rd Quarter	0.345	0.345
4th Quarter	0.345	0.345

Total for Year	$1.38	$1.38

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.

	2014		2013
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$33.22	$29.05	$28.31	$26.01
2nd Quarter	$34.84	$31.62	$30.82	$27.65
3rd Quarter	$34.00	$31.02	$32.07	$27.78
4th Quarter	$38.55	$31.07	$31.94	$29.00

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2014, is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	455,830
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	455,830

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)

(1)

Consists of the Second Amended and Restated 2003 Stock Plan (the Plan)On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 222,585 shares of restricted stock have been awarded and 1,106 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2014. As of December 31, 2014, a total of 2,021 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2009 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2009.

Comparative Five-Year Total Returns

NOTE:

(1)

The graph above assumes $100 invested on December 31, 2009, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2014.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $90,000 in value of shares have been purchased or, if sooner, on May 1, 2015.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14 – 10/31/14	2,151	$31.38	2,151	$11,474
11/1/14 – 11/30/14	—	—	—	$11,474
12/1/14 – 12/31/14	121	$35.44	121	$7,186

Total	2,272	$31.60	2,272

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2014	2013	2012	2011	2010
Customers Served (Year-End):
Electric:
Residential	88,012	87,692	87,062	86,780	86,344
Commercial & Industrial	14,740	14,701	14,612	14,574	14,514

Total Electric	102,752	102,393	101,674	101,354	100,858

Natural Gas:
Residential	60,236	57,616	56,745	55,663	54,944
Commercial & Industrial	17,624	18,304	16,977	16,232	15,807

Total Natural Gas	77,860	75,920	73,722	71,895	70,751

Total Customers Served	180,612	178,313	175,396	173,249	171,609

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,679.0	1,668.3	1,653.8	1,682.1	1,691.1
Firm Natural Gas Distribution Sales (therms)	216.2	200.7	181.3	186.9	172.9
Consolidated Statements of Earnings:
Operating Revenue	$425.8	$366.9	$353.1	$352.8	$358.4
Operating Income	60.0	53.5	47.5	47.2	32.5
Interest Expense, net	20.9	18.8	18.1	20.4	18.1
Other Expense, net	0.4	0.4	0.2	0.4	0.3

Income Before Income Taxes	38.7	34.3	29.2	26.4	14.1
Income Taxes	14.0	12.7	11.0	10	4.5

Net Income	24.7	21.6	18.2	16.4	9.6
Dividends on Preferred Stock	—	—	0.1	0.1	0.1

Earnings Applicable to Common Shareholders	$24.7	$21.6	$18.1	$16.3	$9.5

Earnings Per Average Share:	$1.79	$1.57	$1.43	$1.50	$0.88
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	13,847	13,775	12,672	10,883	10,824
Dividends Declared Per Share	$1.38	$1.38	$1.38	$1.38	$1.38
Book Value Per Share (Year-End)	$19.62	$19.14	$18.90	$17.50	$17.35
Balance Sheet Data (as of December 31,):
Utility Plant	$988.8	$909.1	$833.2	$776.9	$728.4
Total Assets	$1,000.2	$920.6	$892.3	$856.1	$806.8
Capitalization:
Common Stock Equity	$273.1	$265.0	$260.4	$191.7	$189.0
Preferred Stock	0.2	0.2	0.2	2.0	2.0
Long-Term Debt, less current portion	328.9	284.8	287.3	287.8	288.3

Total Capitalization	$602.2	$550.0	$547.9	$481.5	$479.3

Current Portion of Long-Term Debt	$4.0	$2.5	$0.5	$0.5	$0.5
Short-Term Debt	$29.3	$60.2	$49.4	$87.9	$66.8
Capital Structure Ratios (as of December 31,):
Common Stock Equity	45%	48%	47%	40%	39%
Preferred Stock	1%	1%	1%	1%	1%
Long-Term Debt, less current portion	54%	51%	52%	59%	60%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 180,600 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 102,700 electric customers and 77,900 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $733.7 million at December 31, 2014. Unitil’s total revenue was $425.8 million in 2014, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and consulting services to a national client base of large commercial and industrial customers. Usource’s total revenues were $5.7 million in 2014. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may also recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms.

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

Also see Regulatory Matters shown below and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.

Fitchburg is subject to RDM. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted RDM amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These RDM revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the accompanying Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s natural gas sales margins are derived from a higher percentage of fixed billing components, including customer charges. Therefore, natural gas revenues and margin will be less affected by the seasonal nature of the natural gas business. In addition, as discussed above, approximately 27% and 11% of the Company’s total annual electric and natural gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect sales margin on decoupled sales volumes.

Net Income and EPS Overview

2014 Compared to 2013—The Company’s Net Income was $24.7 million, or $1.79 per share, for the year ended December 31, 2014, an increase of $3.1 million, or $0.22 per share, compared to 2013. The 14.0% increase in 2014 earnings was driven by higher natural gas and electric sales margins partially offset by higher net operating expenses.

Natural gas sales margins were $97.4 million in 2014, resulting in an increase of $12.2 million compared to 2013. Natural gas sales margins were positively affected by higher therm unit sales in 2014, a growing customer base and recently approved distribution rates compared to 2013. Therm sales of natural gas increased 7.7% in 2014 compared to 2013, driven by the colder winter weather and new customer additions in 2014 compared to 2013. Based on weather data collected in the Company’s service areas, there were 5.9% more Heating Degree Days in 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, in 2014 are estimated to be up 5.2% compared to 2013.

Electric sales margins were $80.8 million in 2014, resulting in an increase of $4.6 million compared to 2013. This increase reflects recently approved electric distribution rates and higher electric kilowatt-hour (kWh) sales. Electric kWh sales increased 0.6% in 2014 compared to 2013, driven by the addition of new customers and the effect of colder than normal winter weather earlier in 2014, partially offset by milder summer weather.

Total Operation & Maintenance (O&M) expenses increased $4.4 million, or 7.3%, in 2014 compared to 2013. The change in O&M expenses reflects higher compensation and benefit costs of $2.8 million and higher utility operating costs of $1.6 million. The increase in utility operating costs includes $0.7 million in higher electric and natural gas maintenance costs, $0.6 million in higher bad debt expense and higher all other utility operating costs, net of $0.3 million.

Depreciation and Amortization expense increased $3.6 million in 2014 compared to 2013, reflecting higher depreciation of $2.2 million on higher utility plant assets in service, higher amortization of major storm restoration costs of $1.3 million and an increase in all other amortization of $0.1 million. The increase in major storm restoration cost amortization is currently recovered in electric rates.

Taxes Other Than Income Taxes increased $2.2 million in 2014 compared to 2013, reflecting higher local property taxes on higher levels of utility plant in service.

Interest Expense, net increased $2.1 million in 2014 compared to 2013 reflecting lower net interest income on regulatory assets and higher interest on long-term debt, related to the issuance of $50 million in Senior Unsecured Notes by Northern Utilities in October 2014.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $5.7 million in 2014. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Income Taxes increased $1.3 million in 2014 due to higher pre-tax earnings in 2014 compared to 2013.

In 2014, Unitil’s annual common dividend was $1.38, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2015 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.35 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.40 from $1.38.

2013 Compared to 2012—The Company’s Net Income was $21.6 million, or $1.57 per share, for the year ended December 31, 2013, an increase of $3.5 million, or $0.14 per share, compared to 2012. Results for 2013 were driven by increases in natural gas and electric sales margins, partially offset by higher utility operating costs. Also, earnings per share reflect the sale of 2,760,000 common shares, discussed below.

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

A more detailed discussion of the Company’s 2014 and 2013 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas increased 7.7% in 2014 compared to 2013. Sales to residential and C&I customers increased 12.3% and 6.6%, respectively, in 2014 compared to 2013.

The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter and spring weather in 2014 compared to 2013 coupled with strong growth in the number of new customers. The number of natural gas customers has increased by 2.6% over the past twelve months. Based on weather data collected in the Company’s service areas, there were 5.9% more Heating Degree Days in 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, were estimated to be up 5.2% in 2014 compared to 2013. As discussed above, sales margin derived from decoupled sales is not sensitive to changes in gas therm sales.

Unitil’s total therm sales of natural gas increased 10.7% in 2013 compared to 2012. The increase in gas therm sales in the Company’s utility service areas was driven by colder winter weather in 2013 compared to 2012 coupled with strong growth in the number of new residential and C&I customers. Based on weather data collected in the Company’s service areas, there were 16% more Heating Degree Days in 2013 compared to 2012. Weather-normalized gas therm sales, excluding decoupled sales, in 2013 were estimated to be up 4.2% compared to 2012.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Therms	%	Therms	%
Residential	44.7	39.8	34.8	4.9	12.3%	5.0	14.4%
Commercial & Industrial	171.5	160.9	146.5	10.6	6.6%	14.4	9.8%

Total Therm Sales	216.2	200.7	181.3	15.5	7.7%	19.4	10.7%

Gas Operating Revenues and Sales Margin—The following table details total Gas Operating Revenue and Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Gas Operating Revenue:
Residential	$80.0	$68.5	$65.3	$11.5	16.8%	$3.2	4.9%
Commercial & Industrial	121.4	101.9	95.3	19.5	19.1%	6.6	6.9%

Total Gas Operating Revenue	$201.4	$170.4	$160.6	$31.0	18.2%	$9.8	6.1%

Cost of Gas Sales	$104.0	$85.2	$84.4	$18.8	22.1%	$0.8	0.9%

Gas Sales Margin	$97.4	$85.2	$76.2	$12.2	14.3%	$9.0	11.8%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is a better measure to analyze profitability than Total Gas Operating Revenue because the approved cost of sales are tracked and reconciled to costs that are passed through directly to customers, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Natural gas sales margins were $97.4 million in 2014, resulting in an increase of $12.2 million compared to 2013. Approximately $7.6 million of the increase reflects higher natural gas distribution rates and $4.6 million of the increase reflects higher sales volumes related to the colder than normal weather and customer growth.

The increase in Total Gas Operating Revenues of $31.0 million, or 18.2%, in 2014 compared to 2013 reflects higher gas sales margins of $12.2 million and higher costs of sales of $18.8 million, which are tracked costs that are passed through directly to customers.

Natural gas sales margins were $85.2 million in 2013, an increase of $9.0 million compared to 2012, reflecting higher gas distribution rates of $4.0 million, higher gas therm sales of $2.6 million and customer growth of $2.4 million.

The increase in Total Gas Operating Revenues of $9.8 million, or 6.1%, in 2013 compared to 2012 reflected higher gas sales margins of $9.0 million and higher costs of sales of $0.8 million, which are tracked costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales increased 0.6% in 2014 compared to 2013. Sales to residential customers decreased 0.5% in 2014 compared to 2013, reflecting the effect of milder summer weather in 2014, partially offset by colder than normal winter weather earlier in 2014. Based on weather data collected in the Company’s service areas, there were 25% fewer Cooling Degree Days in 2014 compared to 2013. Sales to C&I customers increased 1.4% in 2014 compared to 2013, reflecting the addition of new customers and higher average customer usage. As discussed above, sales margin derived from decoupled unit sales (representing approximately 27% of total annual sales volume) is not sensitive to changes in customer usage.

Unitil’s total electric kWh sales increased 0.9% in 2013 compared to 2012, driven by the effect of colder winter weather in 2013 compared to 2012 coupled with the addition of new residential and C&I customers.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	kWh	%	kWh	%
Residential	687.6	690.9	677.7	(3.3)	(0.5%)	13.2	1.9%
Commercial & Industrial	991.4	977.4	976.1	14.0	1.4%	1.3	0.1%

Total kWh Sales	1,679.0	1,668.3	1,653.8	10.7	0.6%	14.5	0.9%

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Electric Operating Revenue:
Residential	$118.0	$104.1	$102.2	$13.9	13.4%	$1.9	1.9%
Commercial & Industrial	100.7	86.6	84.8	14.1	16.3%	1.8	2.1%

Total Electric Operating Revenue	$218.7	$190.7	$187.0	$28.0	14.7%	$3.7	2.0%

Cost of Electric Sales	$137.9	$114.5	$115.1	$23.4	20.4%	$(0.6)	(0.5%)

Electric Sales Margin	$80.8	$76.2	$71.9	$4.6	6.0%	$4.3	6.0%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is a better measure to analyze profitability than Total Electric Operating Revenues because the approved cost of sales are tracked and reconciled to costs that are passed through directly to customers resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Electric sales margins were $80.8 million in 2014, resulting in an increase of $4.6 million compared to 2013. Approximately $4.4 million of the increase reflects higher electric distribution rates and $0.2 million reflects higher sales volume due to growth in customers.

The increase in Total Electric Operating Revenue of $28.0 million, or 14.7%, in 2014 compared to 2013 reflects higher electric sales margins of $4.6 million and higher costs of sales of $23.4 million, which are tracked costs that are passed through directly to customers.

Electric sales margins were $76.2 million in 2013, an increase of $4.3 million compared to 2012, reflecting higher electric distribution rates of $3.7 million, customer growth of $0.5 million and higher electric kWh sales of $0.1 million. Electric sales margins in 2013 reflected higher recovery of $1.3 million of vegetation management and electric reliability enhancement expenditures as well as an increase of $0.7 million in the recovery of major storm restoration costs, which were offset by a corresponding increase in operating expenses.

The increase in Total Electric Operating Revenue of $3.7 million, or 2.0%, in 2013 compared to 2012 reflected higher electric sales margins of $4.3 million partially offset by lower costs of sales of $0.6 million, which are tracked costs that are passed through directly to customers.

Operating Revenue—Other

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues in 2014 were $5.7 million, a decrease of $0.1 million compared to 2013. Usource’s revenues in 2013 were $5.8 million, an increase of $0.3 million compared to 2012. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Usource	$5.7	$5.8	$5.5	$(0.1)	(1.7%)	$0.3	5.5%

Total Other Revenue	$5.7	$5.8	$5.5	$(0.1)	(1.7%)	$0.3	5.5%

Operating Expenses

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $18.8 million, or 22.1%, in 2014 compared to 2013. This increase reflects higher sales of natural gas, increased spending on energy efficiency programs and higher wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

In 2013, Cost of Gas Sales increased $0.8 million, or 1.0%, compared to 2012. This increase reflected higher sales of natural gas and increased spending on energy efficiency programs, partially offset by lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers.

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $23.4 million, or 20.4%, in 2014 compared to 2013. This increase reflects higher wholesale electricity prices, increased spending on energy efficiency programs and higher electric kWh sales. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

In 2013, Cost of Electric Sales decreased $0.6 million, or 0.5%, compared to 2012. This decrease reflected lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher electric kWh sales and increased spending on energy efficiency programs.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $4.4 million, or 7.3%, in 2014 compared to 2013. The change in O&M expenses reflects higher compensation and benefit costs of $2.8 million and higher utility operating costs of $1.6 million. The increase in utility operating costs includes $0.7 million in higher electric and natural gas maintenance costs, $0.6 million in higher bad debt expense and higher all other utility operating costs, net of $0.3 million.

In 2013, total O&M expenses increased $4.1 million, or 7.3%, compared to 2012. The change in O&M expenses reflected higher utility operating costs of $1.9 million, higher compensation and benefit costs of $1.0 million, higher professional fees of $0.9 million and higher all other O&M expenses, net of $0.3 million. The increase in utility operating costs included $1.3 million in new spending on vegetation management programs which is recovered through cost tracker rate mechanisms that resulted in a corresponding and offsetting increase in revenue and sales margin in the period. Also, the increase in utility operating costs included $0.3 million in higher bad debt expense and $0.3 million in higher electric and natural gas maintenance costs.

Depreciation and Amortization—Depreciation and Amortization expense increased $3.6 million, or 9.4%, in 2014 compared to 2013, reflecting higher depreciation of $2.2 million on higher utility plant assets in service, higher amortization of major storm restoration costs of $1.3 million and an increase in all other amortization of $0.1 million. The increase in major storm restoration cost amortization is currently recovered in electric rates and reflected in electric sales margin.

In 2013, Depreciation and Amortization expense increased $2.5 million, or 6.9%, compared to 2012, reflecting higher depreciation of $1.6 million on higher utility plant assets in service, higher amortization of major storm restoration costs of $0.6 million and an increase in all other amortization of $0.3 million. The increase in major storm restoration cost amortization is currently recovered in electric rates and reflected in electric sales margin.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $2.2 million, or 14.7%, in 2014 compared to 2013, reflecting higher local property taxes on higher levels of utility plant in service.

In 2013, Taxes Other Than Income Taxes increased $1.0 million, or 7.1%, compared to 2012, primarily reflecting higher local property taxes on higher levels of utility plant in service.

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

Interest Expense, net increased $2.1 million in 2014 compared to 2013 reflecting lower net interest income on regulatory assets and higher interest on long-term debt, related to the issuance of $50 million in Senior Unsecured Notes by Northern Utilities in October 2014.

In 2013, Interest Expense, net increased $0.7 million compared to 2012 reflecting lower net interest income on regulatory assets, partially offset by lower average rates on lower short-term borrowings.

Other Expense (Income), net

Other Expense (Income), was essentially unchanged in 2014 compared to 2013 and increased $0.2 million in 2013 compared to 2012.

Income Taxes

Income Taxes increased $1.3 million in 2014 compared to 2013 due to higher pre-tax earnings in 2014 compared to 2013 (See Note 9 to the accompanying Consolidated Financial Statements).

In 2013, Income Taxes increased $1.7 million compared to 2012 due to higher pre-tax earnings in 2013 compared to 2012.

LIQUIDITY, COMMITMENTS AND CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally-generated funds through bank borrowings, as needed, under its unsecured short-term revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time, the Company has accessed the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.

On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2014 and December 31, 2013, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2014 and December 31, 2013:

Revolving Credit Facility (millions)
	December 31,
	2014	2013
Limit	$120.0	$120.0
Outstanding	$29.3	$60.2
Available	$90.7	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

On December 23, 2014, Standard & Poor’s Ratings Services assigned its “BBB+” issuer credit rating to Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy and Northern Utilities.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of December 31, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $6.9 million, which was used to fund project costs.

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

Contractual Obligations

The table below lists the Company’s significant contractual obligations as of December 31, 2014.

		Payments Due by Period
Significant Contractual Obligations (millions) as of December 31, 2014	Total	2015	2016- 2017	2018- 2019	2020 & Beyond
Long-Term Debt	$332.9	$4.0	$34.6	$48.9	$245.4
Interest on Long-Term Debt	270.5	21.8	41.7	35.4	171.6
Gas Supply Contracts	153.9	49.6	74.2	29.5	0.6
Electric Supply Contracts	9.1	1.0	1.8	1.9	4.4
Other (Including Capital and Operating Lease Obligations)	11.7	1.8	9.3	0.5	0.1

Total Contractual Cash Obligations	$778.1	$78.2	$161.6	$116.2	$422.1

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2014, there were approximately $39.1 million of guarantees outstanding and the longest term guarantee extends through April 2015.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $15.1 million and $12.5 million of natural gas storage inventory at December 31, 2014 and 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2014, which was payable in January 2015, was $1.0 million and recorded in Accounts Payable at December 31, 2014. The amount of natural gas inventory released in December 2013, which was payable in January 2014, was $2.7 million and recorded in Accounts Payable at December 31, 2013.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $1.7 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $4.2 million and $3.7 million in 2014 and 2013, respectively. The Company, along with its subsidiaries, contributed $3.7 million and $3.3 million to Voluntary Employee Benefit Trusts (VEBTs) in 2014 and 2013, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2015 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of December 31, 2014, there were approximately $39.1 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through April 2015. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2014 and 2013.

	2014	2013
Cash Provided by Operating Activities	$84.0	$96.3

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $84.0 million in 2014, a decrease of $12.3 million compared to 2013.

Cash flows from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $81.2 million in 2014 compared to $72.4 million in 2013, representing an increase of $8.8 million. The increase in net income in 2014 compared to 2013 is primarily attributable to increases in natural gas and electric sales margins as a result of higher unit sales and base rate relief from recently completed base rate cases. The increase in depreciation and amortization in 2014 compared to 2013 reflects higher utility depreciation from higher net utility plant in service and higher amortization from major storm restoration costs. The increase in the deferred tax provision in 2014 compared to 2013 is due to higher tax depreciation and tax repair expense on capital additions offset by the partial utilization of federal and state net operating loss carryforward assets.

Changes in working capital items resulted in a $7.0 million net source of cash in 2014 compared to a $5.8 million net source of cash in 2013, representing an increase of $1.2 million. The change in working capital in 2014 compared to 2013 is reflective of normal fluctuations in business and operating conditions.

Changes in Deferred Regulatory and Other Charges resulted in a ($1.6) million use of cash in 2014 compared to a $15.0 million source of cash in 2013. The reduction in sources of cash from Deferred Regulatory and Other Charges in 2014 compared to 2013 is primarily due to the higher recovery in 2013 of stranded costs related to electric industry restructuring in Massachusetts. All Other, net operating activities resulted in a use of cash of ($2.6) million in 2014 compared to a source of cash of $3.1 million in 2013.

	2014	2013
Cash (Used in) Investing Activities	$(92.6)	$(89.5)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($92.6) million in 2014 compared to ($89.5) million in 2013. The actual capital spending in both 2014 and 2013 is representative of distribution utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2015 is $95 million to $100 million.

	2014	2013
Cash (Used in) Provided by Financing Activities	$7.6	$(7.2)

Cash (Used in) Provided by Financing Activities—Cash Provided by Financing Activities was $7.6 million in 2014 compared to ($7.2) million in 2013, reflecting an increase of $14.8 million. The higher cash provided by financing activities in 2014 compared to 2013 is primarily a result of an issuance of long-term debt of $50 million in 2014, an increase in funding from Capital Lease Obligations of $7.2 million, partially offset by greater repayment of short-term debt of ($41.7) million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.38 per common share in 2014, 2013 and 2012. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2015 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.35 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.40 from $1.38. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

In addition, before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations. See Financial Covenants and Restrictions, above, as well as Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC has now upheld the lower Court’s order. The Company does not have any information at this time as to whether the plaintiffs will proceed with their lawsuit on an individual basis in light of the decision by the SJC. The Town of Lunenburg has also filed a separate action in the Court arising out of the December 2008 ice storm. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

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

As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted. The MPUC, the MDPU, and the NHPUC have each continued to approve these reconciling rate mechanisms which allow Fitchburg, Unitil Energy and Northern Utilities to recover their actual wholesale energy costs for electric power and natural gas.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2014. The remaining balance of these assets is $4.0 million as of December 31, 2014, including $2.1 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $1.9 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next seven years. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

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

Northern Utilities—Base Rates—New Hampshire—On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. The newly-approved rates were reconciled to the effective date temporary rates were established, July 1, 2013. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas main extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million effective May 1, 2015.

Unitil Energy—Base Rates—On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On April 30, 2014, the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State—Base Rates—Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. The FERC accepted this filing on July 18, 2014 and the new rates became effective August 1, 2014. For 2015, the rate settlement agreement requires Granite State to file a Section 4 FERC rate case by June 2015 with rates effective by January 1, 2016.

Fitchburg—Base Rates—Electric—On May 30, 2014, the MDPU issued its final order approving a $5.6 million increase in Fitchburg’s electric revenue decoupling mechanisms (RDM) base revenue target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

Major Storms—Fitchburg and Unitil Energy

Fitchburg—2011 Storm Cost Deferral and 2012 Storm Costs—As part of its May 30, 2014 order approving a base rate increase for Fitchburg, the MDPU approved the recovery over three years, without carrying charges, of $5.0 million of costs of repair for damage due to severe storms, including previously deferred costs incurred in 2011, as well as costs incurred in 2012 as a result of Superstorm Sandy.

Unitil Energy—2012 Storm Costs—On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Thanksgiving 2014 Snow Storm—Both Fitchburg and Unitil Energy experienced a significant snow storm that began the afternoon of November 26, 2014 and ended the morning of November 27, 2014, Thanksgiving Day. Unitil Energy spent approximately $2.1 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.1 million related to capital construction and $2.0 million for which Unitil Energy will seek recovery of through its approved storm reserve fund, subject to review by the NHPUC in a future regulatory proceeding. Fitchburg spent approximately $0.3 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.1 million related to capital construction and $0.2 million in storm expense. As Fitchburg does not have an approved storm reserve fund, these expenses resulted in a pre-tax charge against 2014 earnings of $0.2 million. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

Northern Utilities—Approval of Authority for Debt Issuance: In April 2014, Northern Utilities filed petitions with the MPUC and the NHPUC for authority to issue senior unsecured notes up to an aggregate amount of $50 million. The petitions were approved by the MPUC and NHPUC on June 10, 2014 and June 23, 2014, respectively.

Northern Utilities—Other—On September 12, 2014, Northern Utilities purchased a property for its new Maine Gas Distribution Operations Center (DOC). The new property includes an existing building and is located at 400 Riverside Industrial Parkway in Portland, Maine. In addition, on September 19, 2014, Northern Utilities sold its existing DOC facility located at 1075 Forest Avenue in Portland, Maine. The MPUC approved the sale of Northern Utilities’ existing DOC facility. The approval to sell was contingent upon completion of the acquisition of the new DOC property. The new DOC facility was needed due to space limitations at the existing DOC. In recent years the Company’s gas expansion initiative and the work associated with it resulted in staff, company vehicles, and material storage additions to a facility that could not adequately handle these additions. The new DOC facility is currently undergoing renovations and the Company plans to occupy the new DOC in 2015. Until the Company moves into the new DOC facility, it is leasing its previous DOC facility from the new owner under a lease that can be cancelled by the Company with a 30 day notice at any time.

Fitchburg—Electric Operations—On November 24, 2014, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. All of the rates were approved effective January 1, 2015 for billing purposes, subject to reconciliation pending investigation by the MDPU. This matter remains pending.

Fitchburg—Gas Operations—On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. The infrastructure replacement program allows gas distribution companies to accelerate the replacement of eligible infrastructure in order to improve public safety or infrastructure reliability, and to reduce or potentially reduce lost and unaccounted for natural gas.

The law also authorizes gas companies to begin to recover through rates the estimated costs associated with infrastructure plans once they are approved by the MDPU, subject to reconciliation to actual prudently incurred costs. Pursuant to this new law, on October 31, 2014, Fitchburg Gas filed with the MDPU a 20 year gas system enhancement plan (GSEP) to replace aging natural gas pipeline infrastructure. The Company seeks approval to collect $0.3 million to recover the estimated cost to replace eligible leak-prone infrastructure in the first year of the program, calendar year 2015. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2014, Fitchburg submitted its 2013 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division. The electric division met or exceeded all metric benchmarks except for two measures relating to the performance of certain individual distribution circuits as compared to the performance of the system as a whole. However, as a result of penalty offsets earned in six metrics where company performance exceeded the benchmark measure, no penalties are assessed. On December 22, 2014, the MDPU approved Fitchburg’s 2011 electric division Service Quality Report as filed. Fitchburg’s 2012 and 2013 Service Quality Reports remain pending.

Amendments to MDPU Service Quality Guidelines—On December 22, 2014, the MDPU issued an order adopting new Service Quality Guidelines. The new guidelines, which are to be implemented over several years, establish state-wide standards for most metrics, impose new methods for calculating penalty thresholds, eliminate the ability to offset subpar performance in one metric by exemplary performance in another, and add several new or enhanced metrics. The Company does not believe that the MDPU’s new Service Quality Guidelines will have a material adverse impact on the Company’s financial condition or results of operations.

Fitchburg—Other—On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in Fitchburg’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of Fitchburg’s bad debt, and the rate decisions in 2006 and 2007. Briefs were filed in June 2013. This matter remains pending before the MDPU.

On December 23, 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” On June 12, 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the company should have proceeded with these investments. On November 5, 2014, the MDPU issued two inter-related orders regarding Grid Modernization. The first order provides guidance and filing requirements for the business case justification that the electric companies must file as part of their GMPs. The second order requires the electric companies to implement sufficient advanced metering functionality to enable the sale of electricity to Basic Service customers via time varying rates (rates which vary depending upon the period or time of day that the electricity is consumed). The MDPU determined that time varying rates will establish pricing signals that will enable customers to save money by altering usage patterns and reducing peak load, among other enumerated benefits. The electric companies’ initial GMPs are to be filed within nine months of the November 2014 orders. The MDPU also proposes to address in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Final remediation activities in Portland are scheduled to occur in 2015. In May 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of the outcome of negotiations with the State of Maine, future operation, maintenance and remedial costs have been accrued, to ensure that applicable remedial activities are completed. Additionally, as a result of the eminent domain taking by the State of Maine, a long-term lease on the property previously entered into by Northern Utilities and New Yard LLC in 2013, to redevelop the Portland site as a possible boat repair facility was terminated.

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over a seven-year amortization period. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over a rolling five-year amortization schedule.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. The scheduled site work was completed in December 2014. A limited sediment investigation is nearing completion—the results of which will be included in the closure documentation associated with the permanent remediation solution. Based on the results of site investigations and evaluations and initial remediation efforts, the Company updated its estimate for remediation of this site during the second quarter of 2014 using revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million. As of December 31, 2014, $3.6 million was spent on this remediation project. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the financial statements and Note 1: Summary of Significant Accounting Policies.

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

Fitchburg is subject to RDM. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted RDM amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These RDM revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Allowance for Doubtful Accounts—The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2014, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $341,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $390,000 in the Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2014, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $989,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $771,000. The PBO’s for the Pension and PBOP plans increased $28.4 million and $17.0 million, respectively, as of December 31, 2014 compared to December 31, 2013. These increases are primarily due to a reduction in the assumed discount rate from 4.8% as of December 31, 2013 to 4.0% as of December 31, 2014 and the 2014 adoption of the Society of Actuaries RP-2014 table with MP-2014 projection, used in determining PBO. (See Note 10 to the accompanying Consolidated Financial Statements).

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

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances that gave rise to the revision become known.

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2014, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short- term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings was 1.6%, 1.8%, and 2.0% during 2014, 2013, and 2012, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unitil Corporation:

We have audited the accompanying consolidated balance sheet of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statement of earnings, changes in common stock equity, cash flows for the one year ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitil Corporation and subsidiaries as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Boston, MA

January 28, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unitil Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of earnings, cash flows and changes in common stock equity for each of the two years in the period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitil Corporation and subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

January 29, 2014

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2014	2013	2012

Operating Revenues:

Gas	$201.4	$170.4	$160.6

Electric	218.7	190.7	187.0

Other	5.7	5.8	5.5

Total Operating Revenues	425.8	366.9	353.1

Operating Expenses:

Cost of Gas Sales	104.0	85.2	84.4

Cost of Electric Sales	137.9	114.5	115.1

Operation and Maintenance	64.6	60.2	56.1

Depreciation and Amortization	42.1	38.5	36.0

Taxes Other Than Income Taxes	17.2	15.0	14.0

Total Operating Expenses	365.8	313.4	305.6

Operating Income	60.0	53.5	47.5

Interest Expense, net	20.9	18.8	18.1

Other Expense (Income), net	0.4	0.4	0.2

Income Before Income Taxes	38.7	34.3	29.2

Income Taxes	14.0	12.7	11.0

Net Income	24.7	21.6	18.2

Less Dividends on Preferred Stock	—	—	0.1

Earnings Applicable to Common Shareholders	$24.7	$21.6	$18.1

Earnings per Common Share—Basic and Diluted	$1.79	$1.57	$1.43

Weighted Average Common Shares Outstanding—(Basic and Diluted)	13.8	13.8	12.7

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2014	2013

Current Assets:

Cash and Cash Equivalents	$8.4	$9.4

Accounts Receivable, net	60.7	52.2

Accrued Revenue	48.5	56.6

Exchange Gas Receivable	15.0	10.8

Gas Inventory	1.1	1.2

Material and Supplies	6.3	5.0

Prepayments and Other	5.2	4.8

Total Current Assets	145.2	140.0

Utility Plant:

Gas	522.9	477.3

Electric	390.6	375.6

Common	32.7	31.6

Construction Work in Progress	42.6	24.6

Utility Plant	988.8	909.1

Less: Accumulated Depreciation	255.1	243.5

Net Utility Plant	733.7	665.6

Other Noncurrent Assets:

Regulatory Assets	107.6	100.1

Other Assets	13.7	14.9

Total Other Noncurrent Assets	121.3	115.0

TOTAL ASSETS	$1,000.2	$920.6

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2014	2013

Current Liabilities:

Accounts Payable	$44.2	$38.1

Short-Term Debt	29.3	60.2

Long-Term Debt, Current Portion	4.0	2.5

Energy Supply Obligations	22.1	14.4

Deferred Income Taxes	3.1	6.7

Environmental Obligations	3.5	1.0

Interest Payable	3.5	3.1

Regulatory Liabilities	8.7	9.7

Other Current Liabilities	11.0	9.0

Total Current Liabilities	129.4	144.7

Noncurrent Liabilities:

Energy Supply Obligations	1.9	2.5

Deferred Income Taxes	72.9	73.2

Cost of Removal Obligations	63.8	57.3

Retirement Benefit Obligations	118.6	77.3

Capital Lease Obligations	7.5	0.2

Environmental Obligations	2.0	13.8

Other Noncurrent Liabilities	1.9	1.6

Total Noncurrent Liabilities	268.6	225.9

Capitalization:

Long-Term Debt, Less Current Portion	328.9	284.8

Stockholders’ Equity:

Common Equity (Outstanding 13,916,026 and 13,841,400 Shares)	234.7	232.1

Retained Earnings	38.4	32.9

Total Common Stock Equity	273.1	265.0

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	273.3	265.2

Total Capitalization	602.2	550.0

Commitments and Contingencies (Note 8)

TOTAL LIABILITIES AND CAPITALIZATION	$1,000.2	$920.6

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2014	2013	2012

Operating Activities:

Net Income	$24.7	$21.6	$18.2

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	42.1	38.5	36.0

Deferred Taxes Provision	14.4	12.3	10.8

Changes in Working Capital Items:

Accounts Receivable	(8.5)	(4.5)	(2.6)

Accrued Revenue	8.1	6.8	(0.7)

Regulatory Liabilities	(1.0)	2.9	(4.4)

Taxes Refundable / Payable	(0.1)	(0.5)	(0.3)

Exchange Gas Receivable	(4.2)	(1.4)	4.1

Accounts Payable	6.1	5.4	5.4

Other Changes in Working Capital Items	6.6	(2.9)	(0.4)

Deferred Regulatory and Other Charges	(1.6)	15.0	5.4

Other, net	(2.6)	3.1	(4.8)

Cash Provided by Operating Activities	84.0	96.3	66.7

Investing Activities:

Property, Plant and Equipment Additions	(92.6)	(89.5)	(68.5)

Cash (Used In) Investing Activities	(92.6)	(89.5)	(68.5)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	(30.9)	10.8	(38.5)

Issuance of Long-Term Debt	50.0	—	—

Repayment of Long-Term Debt	(4.4)	(0.5)	(0.5)

Increase / (Decrease) in Capital Lease Obligations	6.5	(0.7)	(0.9)

Net Increase (Decrease) in Exchange Gas Financing	4.4	1.2	(3.8)

Dividends Paid	(19.2)	(19.1)	(17.2)

Retirement of Preferred Stock	—	—	(1.8)

Proceeds from Issuance of Common Stock	1.2	1.1	66.8

Cash (Used In) Provided by Financing Activities	7.6	(7.2)	4.1

Net Increase (Decrease) in Cash	(1.0)	(0.4)	2.3

Cash at Beginning of Year	9.4	9.8	7.5

Cash at End of Year	$8.4	$9.4	$9.8

Supplemental Information:

Interest Paid	$20.8	$20.8	$21.2

Income Taxes Paid	$1.2	$0.8	$0.7

Capital Expenditures Included in Accounts Payable	$0.3	$0.7	$1.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2012	$162.3	$29.4	$191.7

Net Income for 2012		18.2	18.2

Dividends ($1.38 per Common Share)		(17.2)	(17.2)

Shares Issued Under Stock Plans	0.9		0.9

Issuance of 41,752 Common Shares	1.1		1.1

Issuance of 2,760,000 Common Shares (Note 6)	65.7		65.7

Balance at December 31, 2012	230.0	30.4	260.4

Net Income for 2013		21.6	21.6

Dividends ($1.38 per Common Share)		(19.1)	(19.1)

Shares Issued Under Stock Plans	1.0		1.0

Issuance of 39,559 Common Shares	1.1		1.1

Balance at December 31, 2013	232.1	32.9	265.0

Net Income for 2014		24.7	24.7

Dividends ($1.38 per Common Share)		(19.2)	(19.2)

Shares Issued Under Stock Plans	1.4		1.4

Issuance of 38,020 Common Shares	1.2		1.2

Balance at December 31, 2014	$234.7	$38.4	$273.1

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

Fitchburg is subject to RDM. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted RDM amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These RDM revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Revenue Recognition—Non-regulated Operations—Usource, Unitil’s competitive energy brokering subsidiary, records energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period.

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2014 – 3.56%, 2013 – 3.59% and 2012 – 3.60%.

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

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. In accordance with the FASB Codification, the Company periodically assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances that gave rise to the revision become known. Deferred income taxes are reflected as current and noncurrent Deferred Income Taxes on the Consolidated Balance Sheets based on the nature of the underlying timing item.

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the years ended December 31, 2014, 2013 and 2012, the Company paid quarterly dividends of $0.345 per share, resulting in an annual dividend rate of $1.38 per common share.

Cash and Cash Equivalents—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. On December 31, 2014 and 2013, the Unitil subsidiaries had deposited $6.3 million and $7.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of December 31, 2014 and 2013.

Allowance for Doubtful Accounts—The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including expected fuel assistance payments from governmental authorities and the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

Accrued Revenue—Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below) and unbilled revenues (see “Utility Revenue Recognition” above.) The following table shows the components of Accrued Revenue as of December 31, 2014 and 2013.

Accrued Revenue (millions)	December 31,
	2014	2013
Regulatory Assets—Current	$37.8	$43.6
Unbilled Revenues	10.7	13.0

Total Accrued Revenue	$48.5	$56.6

Exchange Gas Receivable—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2014 and 2013.

Exchange Gas Receivable (millions)	December 31,
	2014	2013
Northern Utilities	$14.2	$9.8
Fitchburg	0.8	1.0

Total Exchange Gas Receivable	$15.0	$10.8

Gas Inventory—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2014 and 2013.

Gas Inventory (millions)	December 31,
	2014	2013
Natural Gas	$0.8	$0.8
Propane	0.2	0.3
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$1.1	$1.2

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 1.56%, 1.92% and 2.04% in 2014, 2013 and 2012, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2014 and 2013, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $63.8 million and $57.3 million, respectively.

Regulatory Accounting—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated

Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)	December 31,
	2014	2013
Retirement Benefits	$65.1	$42.6
Energy Supply & Other Regulatory Tracker Mechanisms	31.0	32.5
Deferred Storm Charges	21.2	25.6
Environmental	11.0	16.1
Income Taxes	9.7	11.9
Deferred Restructuring Costs	1.6	9.3
Other	5.8	5.7

Total Regulatory Assets	$145.4	$143.7
Less: Current Portion of Regulatory Assets(1)	37.8	43.6

Regulatory Assets—noncurrent	$107.6	$100.1

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets and in the Accrued Revenue table shown above.

Regulatory Liabilities consist of the following (millions)	December 31,
	2014	2013
Regulatory Tracker Mechanisms	$8.7	$9.7

Total Regulatory Liabilities	$8.7	$9.7

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of December 31, 2014, all futures contracts purchased under the prior program design have been sold and the hedging portfolio now consists entirely of call option contracts.

Any gains or losses resulting from the change in the fair value of these derivatives are passed through to customers directly through Northern Utilities’ Cost of Gas Adjustment Clause. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Cost of Gas Sales when the gains and losses are passed through to customers through the Cost of Gas Adjustment Clause.

As of December 31, 2014 and December 31, 2013, the Company had 2.4 billion and 1.8 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

The tables below show derivatives, which are part of the regulatory approved hedging program, that are not designated as hedging instruments under FASB ASC 815-20. The tables below include disclosure of the derivative assets and liabilities and the recognition of the charges from their corresponding regulatory liabilities and assets, respectively into Cost of Gas Sales. The current and noncurrent portions of these regulatory assets are recorded as Accrued Revenue and Regulatory Assets, respectively, on the Company’s Consolidated Balance Sheets. The current and noncurrent portions of these regulatory liabilities are recorded as Regulatory Liabilities and Other Noncurrent Liabilities, respectively on the Company’s Consolidated Balance Sheets.

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:

		Fair Value
Description	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivative Assets
Natural Gas Futures / Options Contracts	Prepayments and Other	$—	$0.1
Natural Gas Futures / Options Contracts	Other Noncurrent Assets	0.1	0.1

Total Derivative Assets		$0.1	$0.2

Derivative Liabilities
Natural Gas Futures / Options Contracts	Other Current Liabilities	$—	$—
Natural Gas Futures / Options Contracts	Other Noncurrent Liabilities	—	—

Total Derivative Liabilities		$—	$—

	Twelve Months Ended December 31,
	2014	2013
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$(0.7)	$0.3

Amount of Loss / (Gain) Reclassified into the Consolidated Statements of Earnings(1):
Cost of Gas Sales	$(0.8)	$1.2

(1)	These amounts are offset in the Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. As of December 31, 2014, the unamortized balance of the bargain purchase adjustment was $9.7 million, to be amortized over the next four years.

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2014	2013
Current:
Exchange Gas Obligation	$14.2	$9.8
Renewable Energy Portfolio Standards	7.4	3.7
Power Supply Contract Divestitures	0.5	0.9

Total Energy Supply Obligations—Current	$22.1	$14.4

Long-Term:
Power Supply Contract Divestitures	$1.9	$2.5

Total Energy Supply Obligations	$24.0	$16.9

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

Retirement Benefit Obligations—The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan. Effective January 1, 2010, the Pension Plan was closed to new non-union employees. For union employees, the Pension Plan was closed on various dates between December 31, 2010 and June 1, 2013, depending on the various Collective Bargaining Agreements of each union. The Company also sponsors an unfunded retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.

The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates (See Note 10).

Off-Balance Sheet Arrangements—As of December 31, 2014, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 5).

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2014, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below (See Note 8).

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2014, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements—On May 28, 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2016. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

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

Reclassifications—Certain amounts previously reported have been reclassified to improve the financial statements’ presentation and to conform to current year presentation. The Company has reclassified the charges for regulatory approved major storm cost reserves from Operation and Maintenance expense to Depreciation and Amortization expense on the Company’s Consolidated Statements of Earnings.

Note 2: Quarterly Financial Information (unaudited; millions, except per share data)

Quarterly earnings per share may not agree with the annual amounts due to rounding and the impact of additional common share issuances. Basic and Diluted Earnings per Share are the same for the periods presented.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Total Operating Revenues	$156.1	$118.2	$73.3	$66.4	$76.6	$72.5	$119.8	$109.8
Operating Income	$25.4	$21.9	$7.1	$4.5	$7.4	$5.6	$20.1	$21.5
Net Income (Loss) Applicable to Common	$12.6	$10.8	$1.1	$(0.1)	$1.6	$0.6	$9.4	$10.3

	Per Share Data:
Earnings Per Common Share	$0.91	$0.79	$0.08	$(0.01)	$0.11	$0.04	$0.69	$0.75
Dividends Paid Per Common Share	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345	$0.345

Note 3: Segment Information

Unitil reports three segments: utility gas operations, utility electric operations and non-regulated. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.

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

The following table provides significant segment financial data for the years ended December 31, 2014, 2013 and 2012 (millions):

Year Ended December 31, 2014	Gas	Electric	Non- Regulated	Other	Total

Revenues	$201.4	$218.7	$5.7	$—	$425.8

Interest Income	0.3	0.6	0.1	0.3	1.3

Interest Expense	11.5	9.1	—	1.6	22.2

Depreciation & Amortization Expense	18.8	22.3	—	1.0	42.1

Income Tax Expense (Benefit)	10.8	4.5	0.6	(1.9)	14.0

Segment Profit	15.8	6.8	0.9	1.2	24.7

Segment Assets	566.3	414.1	6.3	13.5	1,000.2

Capital Expenditures	62.3	24.8	0.3	5.2	92.6

Year Ended December 31, 2013

Revenues	$170.4	$190.7	$5.8	$—	$366.9

Interest Income	0.5	2.2	0.1	0.4	3.2

Interest Expense	11.0	9.5	—	1.5	22.0

Depreciation & Amortization Expense	17.2	20.3	—	1.0	38.5

Income Tax Expense (Benefit)	7.5	5.1	0.8	(0.7)	12.7

Segment Profit	12.5	7.6	1.2	0.3	21.6

Segment Assets	502.3	402.8	6.2	9.3	920.6

Capital Expenditures	61.1	23.6	—	4.8	89.5

Year Ended December 31, 2012

Revenues	$160.6	$187.0	$5.5	$—	$353.1

Interest Income	0.8	2.9	0.1	0.4	4.2

Interest Expense	11.1	9.5	—	1.7	22.3

Depreciation & Amortization Expense	15.7	18.9	—	1.4	36.0

Income Tax Expense (Benefit)	5.8	4.8	0.9	(0.5)	11.0

Segment Profit	8.9	7.6	1.3	0.3	18.1

Segment Assets	471.7	409.3	5.7	5.6	892.3

Capital Expenditures	43.9	21.2	—	3.4	68.5

Note 4: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2014, 2013 and 2012, the Company recorded provisions for the energy commodity portion of bad debts of $2.6 million, $1.4 million and $1.9 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, as a result of the MDPU’s final rate order dated May 30, 2014, discussed below, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2012—2014 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2014
Electric	$1.3	$2.9	$0.3	$3.2	$1.3
Gas	0.2	3.1	0.3	3.2	0.4
Other	0.1	—	—	—	0.1

	$1.6	$6.0	$0.6	$6.4	$1.8

Year Ended December 31, 2013
Electric	$1.1	$2.6	$0.2	$2.6	$1.3
Gas	0.7	2.0	0.2	2.7	0.2
Other	0.1	—	—	—	0.1

	$1.9	$4.6	$0.4	$5.3	$1.6

Year Ended December 31, 2012
Electric	$1.7	$1.4	$0.3	$2.3	$1.1
Gas	0.5	2.2	0.3	2.3	0.7
Other	0.1	—	—	—	0.1

	$2.3	$3.6	$0.6	$4.6	$1.9

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

At December 31, 2014, there were no restrictions on Unitil’s Retained Earnings for the payment of common dividends. Unitil Energy, Fitchburg, Northern Utilities and Granite State pay dividends to their sole shareholder, Unitil Corporation, and these dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders.

Issuance of Long-Term Debt—On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes.

Debt Repayment—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $4,386,919, $541,938, and $500,405 in 2014, 2013, and 2012, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2014 is: 2015 – $4,035,633; 2016 – $17,421,724; 2017 – $17,160,985; 2018 – $30,133,332; 2019 – $18,800,000; and thereafter $245,400,000.

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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2014	2013
Estimated Fair Value of Long-Term Debt	$380.6	$327.3

Details on long-term debt at December 31, 2014 and 2013 are shown below:

Long-Term Debt (millions)	December 31,
	2014	2013
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0

Unitil Energy First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0

Fitchburg Long-Term Notes:
6.75% Notes, Due November 30, 2023	15.2	19.0
7.37% Notes, Due January 15, 2029	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	—

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0

Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	1.7	2.3

Total Long-Term Debt	332.9	287.3
Less: Current Portion	4.0	2.5

Total Long-Term Debt, Less Current Portion	$328.9	$284.8

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

A summary of interest expense and interest income is provided in the following table:

Interest Expense, net (millions)
	2014	2013	2012
Interest Expense
Long-Term Debt	$20.5	$20.2	$20.3
Short-Term Debt	1.1	1.2	1.5
Regulatory Liabilities	0.6	0.6	0.5

Subtotal Interest Expense	22.2	22.0	22.3

Interest Income
Regulatory Assets	(0.6)	(2.3)	(3.4)
AFUDC(1) and Other	(0.7)	(0.9)	(0.8)

Subtotal Interest Income	(1.3)	(3.2)	(4.2)

Total Interest Expense, net	$20.9	$18.8	$18.1

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2014 and December 31, 2013:

Revolving Credit Facility (millions)
	December 31,
	2014	2013
Limit	$120.0	$120.0
Outstanding	$29.3	$60.2
Available	$90.7	$59.8

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings were 1.6%, 1.8%, and 2.0% during 2014, 2013, and 2012, respectively.

On December 23, 2014, Standard & Poor’s Ratings Services assigned its “BBB+” issuer credit rating to Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy and Northern Utilities.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of December 31, 2014, Unitil Service Corp. has received funding under this financing arrangement in the amount of $6.9 million, which was used to fund project costs.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $15.1 million and $12.5 million of natural gas storage inventory at December 31, 2014 and 2013, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2014, which was payable in January 2015, was $1.0 million and recorded in Accounts Payable at December 31, 2014. The amount of natural gas inventory released in December 2013, which was payable in January 2014, was $2.7 million and recorded in Accounts Payable at December 31, 2013.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2014, 2013 and 2012 amounted to $1.3 million, $1.2 million and $1.3 million respectively.

Assets under capital leases amounted to approximately $9.7 million and $1.4 million as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $0.8 million and $0.8 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2014. The payments for capital leases consist of $0.4 million included in Other Current Liabilities and $7.5 million of noncurrent Capital Lease Obligations on the Company’s Consolidated Balance Sheets as of December 31, 2014. The $7.5 million of noncurrent Capital Lease Obligations includes $6.9 million under a master lease agreement for the financing of the construction and installation of a customer information system, including software and equipment, with a maximum availability of $15 million. The customer information system is expected to be placed in service at the end of 2015 at which point the final term of the lease will be determined.

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2015	$1,277	$471
2016	1,090	7,256
2017	810	154
2018	460	39
2019	123	3
2020 – 2024	75	—

Total Payments	$3,835	$7,923

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2014, there were approximately $39.1 million of guarantees outstanding and the longest term guarantee extends through April 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $1.7 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Note 6: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 13,916,026 and 13,841,400 shares of common stock outstanding at December 31, 2014 and December 31, 2013, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2014 and December 31, 2013.

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

Dividend Reinvestment and Stock Purchase Plan—During 2014, the Company sold 38,020 shares of its common stock, at an average price of $32.83 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.2 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2013 and 2012, the Company raised $1.1 million and $1.1 million, respectively, through the issuance of 39,559 and 41,752 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. (See Part II, Item 5, for additional information). During 2014, 2013 and 2012, the Company repurchased 2,763, 2,969 and 6,368 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.1 million, $0.1 million and $0.2 million in 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, the Company did not cancel or retire any of its common stock.

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

Restricted Shares

Outstanding awards of Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an Award.

Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death.

Restricted Shares issued for 2012 – 2014 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
2/3/12	25,600	$0.7
2/4/13	21,240	$0.6
1/31/14	35,500	$1.1

There were 67,334 and 53,480 non-vested shares under the Stock Plan as of December 31, 2014 and 2013, respectively. The weighted average grant date fair value of these shares was $28.51 per share and $25.99 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $1.4 million, $0.7 million and $1.3 million in 2014, 2013 and 2012, respectively. At December 31, 2014, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.5 years. There were no restricted shares forfeited or cancelled under the Stock Plan during 2014. On January 26, 2015, there were 40,010 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.5 million.

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

The equity portion of Restricted Stock Units activity during 2014 and 2013 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2014		2013
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	14,903	$28.90	3,883	$27.39
Restricted Stock Units Granted	9,078	$31.23	10,710	$29.43
Dividend Equivalents Earned	701	$33.18	310	$29.47
Restricted Stock Units Settled	(1,106)	$29.49	—

Ending Restricted Stock Units	23,576	$29.90	14,903	$28.90

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2014 and 2013 is $0.4 million and $0.2 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

One of Unitil’s distribution utility companies, Unitil Energy, has an aggregate of $0.2 million of 6.00% Series Non-Redeemable, Non-Cumulative Preferred Stock outstanding at December 31, 2014.

On December 1, 2012, Fitchburg redeemed and retired the two outstanding issues of its Redeemable, Cumulative Preferred Stock. The 8.00% Series was redeemed at par (aggregate par value of $1.0 million). The 5.125% Series was redeemed at par plus a premium of 1.28% (aggregate value of $0.8 million). Fitchburg used operating cash to effect this transaction.

The aggregate purchases of Redeemable, Cumulative Preferred Stock during 2014, 2013 and 2012 related to the annual redemption offer were $0, $0 and $8,000, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share.

(Millions except shares and per share data)	2014	2013	2012
Earnings Available to Common Shareholders	$24.7	$21.6	$18.1

Weighted Average Common Shares Outstanding—Basic (000’s)	13,843	13,773	12,669
Plus: Diluted Effect of Incremental Shares (000’s)	4	2	3

Weighted Average Common Shares Outstanding—Diluted (000’s)	13,847	13,775	12,672

Earnings per Share—Basic and Diluted	$1.79	$1.57	$1.43

For 2014, 2013 and 2012, respectively, 0, 4,481 and 24,325 weighted average non-vested restricted shares were not included in the above computation because the effect would have been antidilutive.

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

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), to truck supplies to storage facilities within Northern Utilities’ service territory.

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

Fitchburg purchases natural gas under contracts of one year or less, as well as from producers and marketers on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round transportation and underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

Electric Power Supply

The restructuring of the electric utility industry in New Hampshire required the divestiture of Unitil’s power supply arrangements and the procurement of replacement supplies, which provided the flexibility for migration of customers to and from utility energy service. Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating these wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers.

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2014, 71% of Unitil’s largest New Hampshire customers, representing 22% of total New Hampshire electric energy sales, and 81% of Unitil’s largest Massachusetts customers, representing 31% of total Massachusetts electric energy sales; are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Town of Lunenburg has an active municipal aggregation and the Town of Ashby has an approved municipal aggregation that is currently inactive. Customers in Lunenburg comprise about 17 percent of Fitchburg’s customer base and customers in Ashby comprise another 5 percent. In New Hampshire, the number of residential customers purchasing from a third party supplier has increased more than sevenfold in the past two years and stands at just under 10 percent of customers. Notwithstanding this activity, most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

Regulated Electric Power Supply

In order to provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts with various wholesale suppliers.

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Currently, with approval of the NHPUC, Unitil Energy purchases Default Service power supply contracts for small, medium and large customers every six months for 100% of the supply requirements.

Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. MDPU policy dictates the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential, small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s ISO-NE settlement account where Fitchburg procures electric supply through ISO-NE’s real-time market.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facility associated with one of these contracts has been constructed and is operating. The other contracts have been approved by the MDPU and are pending facility construction and operation. These generating facilities are anticipated to begin operation by the end of 2016. Fitchburg recovers its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

As a result of the restructuring of the utility industry in New Hampshire, Massachusetts and Maine, most Unitil customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers have the opportunity to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted. The Maine Public Utilities Commission (MPUC), the Massachusetts Department of Public Utilities (MDPU), and the New Hampshire Public Utilities Commission (NHPUC) have each continued to approve these reconciling rate mechanisms which allow Fitchburg, Unitil Energy and Northern Utilities to recover their actual wholesale energy costs for electric power and natural gas.

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2014. The remaining balance of these assets is $4.0 million as of December 31, 2014, including $2.1 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $1.9 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next seven years. Unitil’s distribution companies have a continuing obligation to submit filings in both states that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

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

Northern Utilities—Base Rates—New Hampshire—On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. The newly-approved rates were reconciled to the effective date temporary rates were established, July 1, 2013. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas main extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million effective May 1, 2015.

Unitil Energy—Base Rates—On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system. On April 30, 2014, the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State—Base Rates—Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. The FERC accepted this filing on July 18, 2014 and the new rates became effective August 1, 2014. For 2015, the rate settlement agreement requires Granite State to file a Section 4 FERC rate case by June 2015 with rates effective by January 1, 2016.

Fitchburg—Base Rates—Electric—On May 30, 2014, the MDPU issued its final order approving a $5.6 million increase in Fitchburg’s electric revenue decoupling mechanisms (RDM) base revenue target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

Major Storms—Fitchburg and Unitil Energy

Fitchburg—2011 Storm Cost Deferral and 2012 Storm Costs—As part of its May 30, 2014 order approving a base rate increase for Fitchburg, the MDPU approved the recovery over three years, without carrying charges, of $5.0 million of costs of repair for damage due to severe storms, including previously deferred costs incurred in 2011, as well as costs incurred in 2012 as a result of Superstorm Sandy.

Unitil Energy—2012 Storm Costs—On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period.

Thanksgiving 2014 Snow Storm—Both Fitchburg and Unitil Energy experienced a significant snow storm that began the afternoon of November 26, 2014 and ended the morning of November 27, 2014, Thanksgiving Day. Unitil Energy spent approximately $2.1 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.1 million related to capital construction and $2.0 million for which Unitil Energy will seek recovery of through its approved storm reserve fund, subject to review by the NHPUC in a future regulatory proceeding. Fitchburg spent approximately $0.3 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.1 million related to capital construction and $0.2 million in storm expense. As Fitchburg does not have an approved storm reserve fund, these expenses resulted in a pre-tax charge against 2014 earnings of $0.2 million. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

Northern Utilities—Approval of Authority for Debt Issuance: In April 2014, Northern Utilities filed petitions with the MPUC and the NHPUC for authority to issue senior unsecured notes up to an aggregate amount of $50 million. The petitions were approved by the MPUC and NHPUC on June 10, 2014 and June 23, 2014, respectively.

Northern Utilities—Other—On September 12, 2014, Northern Utilities purchased a property for its new Maine Gas Distribution Operations Center (DOC). The new property includes an existing building and is located at 400 Riverside Industrial Parkway in Portland, Maine. In addition, on September 19, 2014, Northern Utilities sold its existing DOC facility located at 1075 Forest Avenue in Portland, Maine. The MPUC approved the sale of Northern Utilities’ existing DOC facility. The approval to sell was contingent upon completion of the acquisition of the new DOC property. The new DOC facility was needed due to space limitations at the existing DOC. In recent years the Company’s gas expansion initiative and the work associated with it resulted in staff, company vehicles, and material storage additions to a facility that could not adequately handle these additions. The new DOC facility is currently undergoing renovations and the Company plans to occupy the new DOC in 2015. Until the Company moves into the new DOC facility, it is leasing its previous DOC facility from the new owner under a lease that can be cancelled by the Company with a 30 day notice at any time.

Fitchburg—Electric Operations—On November 24, 2014, Fitchburg submitted its annual reconciliation of costs and revenues for transition and transmission under its restructuring plan. The filing also includes the reconciliation of costs and revenues for a number of other surcharges and cost factors which are subject to review and approval by the MDPU. All of the rates were approved effective January 1, 2015 for billing purposes, subject to reconciliation pending investigation by the MDPU. This matter remains pending.

Fitchburg—Gas Operations—On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. The infrastructure replacement program allows gas distribution companies to accelerate the replacement of eligible infrastructure in order to improve public safety or infrastructure reliability, and to reduce or potentially reduce lost and unaccounted for natural gas.

The law also authorizes gas companies to begin to recover through rates the estimated costs associated with infrastructure plans once they are approved by the MDPU, subject to reconciliation to actual prudently incurred costs. Pursuant to this new law, on October 31, 2014, Fitchburg Gas filed with the MDPU a 20 year gas system enhancement plan (GSEP) to replace aging natural gas pipeline infrastructure. The Company seeks approval to collect $0.3 million to recover the estimated cost to replace eligible leak-prone infrastructure in the first year of the program, calendar year 2015. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2014, Fitchburg submitted its 2013 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division. The electric division met or exceeded all metric benchmarks except for two measures relating to the performance of certain individual distribution circuits as compared to the performance of the system as a whole. However, as a result of penalty offsets earned in six metrics where company performance exceeded the benchmark measure, no penalties are assessed. On December 22, 2014, the MDPU approved Fitchburg’s 2011 electric division Service Quality Report as filed. Fitchburg’s 2012 and 2013 Service Quality Reports remain pending.

Amendments to MDPU Service Quality Guidelines—On December 22, 2014, the MDPU issued an order adopting new Service Quality Guidelines. The new guidelines, which are to be implemented over several years, establish state-wide standards for most metrics, impose new methods for calculating penalty thresholds, eliminate the ability to offset subpar performance in one metric by exemplary performance in another, and add several new or enhanced metrics. The Company does not believe that the MDPU’s new Service Quality Guidelines will have a material adverse impact on the Company’s financial condition or results of operations.

Fitchburg—Other—On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On February 11, 2009, the Massachusetts Supreme Judicial Court (SJC) issued its decision in the Attorney General’s (AG) appeal of the MDPU orders relating to Fitchburg’s recovery of bad debt expense. The SJC agreed with the AG that the MDPU was required to hold hearings regarding changes in Fitchburg’s tariff and rates, and on that basis vacated the MDPU orders. The SJC, however, declined to rule on an appropriate remedy, and remanded the cases back to the MDPU for consideration of that issue. In the Company’s August 1, 2011 rate decision, the MDPU held that the approval of dollar for dollar collection of supply-related bad debt in Fitchburg’s rate cases in 2006 (gas) and 2007 (electric) satisfied the requirement for a hearing ordered by the SJC. The MDPU opened a docket to address the amounts collected by Fitchburg between the time the MDPU first approved dollar for dollar collection of Fitchburg’s bad debt, and the rate decisions in 2006 and 2007. Briefs were filed in June 2013. This matter remains pending before the MDPU.

On December 23, 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” On June 12, 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the company should have proceeded with these investments. On November 5, 2014, the MDPU issued two inter-related orders regarding Grid Modernization. The first order provides guidance and filing requirements for the business case justification that the electric companies must file as part of their GMPs. The second order requires the electric companies to implement sufficient advanced metering functionality to enable the sale of electricity to Basic Service customers via time varying rates (rates which vary depending upon the period or time of day that the electricity is consumed). The MDPU determined that time varying rates will establish pricing signals that will enable customers to save money by altering usage patterns and reducing peak load, among other enumerated benefits. The electric companies’ initial GMPs are to be filed within nine months of the November 2014 orders. The MDPU also proposes to address in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC has now upheld the lower Court’s order. The Company does not have any information at this time as to whether the plaintiffs will proceed with their lawsuit on an individual basis in light of the decision by the SJC. The Town of Lunenburg has also filed a separate action in the Court arising out of the December 2008 ice storm. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2014, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Somersworth, Portsmouth, Lewiston and Scarborough sites. The site in Portland has been investigated and remedial activities are ongoing with the most recent phase completed in December 2013. Final remediation activities in Portland are scheduled to occur in 2015. In May 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of the outcome of negotiations with the State of Maine, future operation, maintenance and remedial costs have been accrued, to ensure that applicable remedial activities are completed. Additionally, as a result of the eminent domain taking by the State of Maine, a long-term lease on the property previously entered into by Northern Utilities and New Yard LLC in 2013, to redevelop the Portland site as a possible boat repair facility was terminated.

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

Fitchburg’s Manufactured Gas Plant Site—Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. The scheduled site work was completed in December 2014. A limited sediment investigation is nearing completion—the results of which will be included in the closure documentation associated with the permanent remediation solution. Based on the results of site investigations and evaluations and initial remediation efforts, the Company updated its estimate for remediation of this site during the second quarter of 2014 using revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million. As of December 31, 2014, $3.6 million was spent on this remediation project. The Environmental Obligations table below shows the amounts accrued for Fitchburg related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site with a corresponding Regulatory Asset recorded to reflect that the recovery of these environmental remediation costs are probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years ended December 31, 2014 and 2013.

Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2014	2013	2014	2013	2014	2013
Total Balance at Beginning of Period	$12.0	$12.0	$2.8	$2.8	$14.8	$14.8
Additions	—	0.2	1.3	0.4	1.3	0.6
Less: Payments / Reductions	10.1	0.2	0.5	0.4	10.6	0.6

Total Balance at End of Period	$1.9	$12.0	$3.6	$2.8	$5.5	$14.8

Less: Current Portion	1.9	—	1.6	1.0	3.5	1.0

Noncurrent Balance at December 31, 2014	$—	$12.0	$2.0	$1.8	$2.0	$13.8

Note 9: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2014, 2013 and 2012 are shown in the table below:

	($000’s)
	2014	2013	2012
Current Federal Tax Provision (Benefit)
Operating Income	$3,179	$—	$—
Current Benefit of Operating Loss Carrybacks	(3,179)	—	—

Total Current Federal Tax Provision (Benefit)	—	—	—

Deferred Federal Tax Provision (Benefit)
Utility Plant Differences	10,649	28,907	6,019
Net Operating Loss Carryforwards	2,589	(8,053)	2,835
Regulatory Assets and Liabilities	(5,946)	(11,483)	472
Other, net	3,517	681	(241)

Total Deferred Federal Tax Provision (Benefit)	10,809	10,052	9,085

Total Federal Tax Provision	10,809	10,052	9,085

State
Current	(387)	386	132
Deferred	3,573	2,214	1,759

Total State Tax Provision	3,186	2,600	1,891

Total Provision for Federal and State Income Taxes	$13,995	$12,652	$10,976

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2014	2013	2012
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, net	2	5	5
Utility Plant Differences	(1)	(2)	(2)
Other, net	1	—	1

Effective Income Tax Rate	36%	37%	38%

Temporary differences which gave rise to current deferred tax assets and liabilities in 2014 and 2013, are shown below:

Current Deferred Income Taxes (000’s)	2014	2013
Accrued Revenue, Current Portion	$3,038	$6,583
Other, net	90	108

Total Current Deferred Income Tax Liabilities	$3,128	$6,691

Temporary differences which gave rise to noncurrent deferred tax assets and liabilities in 2014 and 2013, are shown below:

Noncurrent Deferred Income Taxes (000’s)	2014	2013
Utility Plant Differences	$120,534	$102,479
Retirement Benefit Obligations	(44,829)	(28,287)
Net Operating Loss Carryforwards	(13,122)	(17,403)
Regulatory Assets & Liabilities	12,740	17,174
AMT Tax Credit Carryforwards	(2,139)	(1,538)
Other, net	(314)	754

Total Noncurrent Deferred Income Tax Liabilities	$72,870	$73,179

The Company is subject to federal and state income taxes as well as various other business taxes. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances that gave rise to the revision become known.

The Company filed its tax returns for the year ended December 31, 2013 with the Internal Revenue Service in September 2014 and generated additional federal net operating loss (NOL) carryforward assets of $0.6 million and state NOL carryforward assets of $1.0 million principally due to current tax repair deductions and tax depreciation. For the year ended December 31, 2014, the Company utilized $3.2 million of its federal NOL carryforward assets and $2.7 million of its state NOL carryforward assets in the calculation of its provisions for federal and state income taxes for the period. As of December 31, 2014, the Company had recorded cumulative federal and state NOL carryforward assets of $13.1 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2014, the Company had $2.1 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

The Company evaluated its tax positions at December 31, 2014 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2011; December 31, 2012; and December 31, 2013.

Note 10: Retirement Benefit Plans

The Company sponsors the following retirement benefit plans to provide certain pension and post-retirement benefits for its retirees and current employees as follows:

•

The Unitil Corporation Retirement Plan (Pension Plan)— The Pension Plan is a defined benefit pension plan. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service.

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

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2014	2013	2012
Used to Determine Plan costs for years ended December 31:
Discount Rate	4.80%	4.00%	4.60%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.50%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%	6.50%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2017	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$989	$1,169	$981
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(771)	$(895)	$(756)

Used to Determine Benefit Obligations at December 31:
Discount Rate	4.00%	4.80%	4.00%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	8.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2018	2018	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$15,325	$9,957	$11,808
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(11,829)	$(7,942)	$9,291)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2014, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $341,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2014 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Service Cost	$3,006	$3,573	$3,227	$1,988	$2,523	$2,066	$57	$73	$289

Interest Cost	5,092	4,567	4,633	2,686	2,448	2,303	272	241	211

Expected Return on Plan Assets	(6,245)	(5,955)	(5,390)	(920)	(722)	(695)	—	—	—

Prior Service Cost Amortization	211	208	188	1,682	1,701	1,729	11	11	11

Transition Obligation Amortization	—	—	—	—	—	21	—	—	—

Actuarial Loss Amortization	2,847	4,229	3,617	56	786	129	100	184	64

Sub-total	4,911	6,622	6,275	5,492	6,736	5,553	440	509	575

Amounts Capitalized and Deferred	(1,881)	(2,929)	(2,726)	(2,270)	(3,010)	(2,127)	—	—	—

NPBC Recognized	$3,030	$3,693	$3,549	$3,222	$3,726	$3,426	$440	$509	$575

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs or as a reduction of regulatory assets over the next fiscal year is $4.9 million, $2.8 million and $0.1 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2014, 2013 and 2012 before capitalization and deferral was $4.9 million, $6.6 million and $6.3 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2014, 2013 and 2012 would have been $4.3 million, $6.6 million and $6.7 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2014	2013	2014	2013	2014	2013

Plan Assets at Beginning of Year	$82,551	$72,411	$10,829	$8,301	$—	$—

Actual Return on Plan Assets	4,248	10,204	486	1,154	—	—

Employer Contributions	4,191	3,700	3,650	3,280	53	53

Participant Contributions	—	—	59	36	—	—

Benefits Paid	(4,246)	(3,764)	(2,184)	(1,942)	(53)	(53)

Plan Assets at End of Year	$86,744	$82,551	$12,840	$10,829	$—	$—

Change in PBO:

PBO at Beginning of Year	$108,295	$116,492	$56,899	$62,092	$5,857	$6,207

Service Cost	3,005	3,573	1,988	2,523	57	73

Interest Cost	5,092	4,567	2,686	2,448	272	241

Participant Contributions	—	—	59	36	—	—

Plan Amendments	—	—	—	(183)	—	—

Benefits Paid	(4,246)	(3,764)	(2,184)	(1,942)	(53)	(53)

Actuarial (Gain) or Loss	24,516	(12,573)	14,475	(8,075)	1,832	(611)

PBO at End of Year	$136,662	$108,295	$73,923	$56,899	$7,965	$5,857

Funded Status: Assets vs PBO	$(49,918)	$(25,744)	$(61,083)	$(46,070)	$(7,965)	$(5,857)

The PBO’s for the Pension and PBOP plans, as shown in the table above, increased $28.4 million and $17.0 million, respectively, as of December 31, 2014 compared to December 31, 2013. These increases are primarily due to a reduction in the assumed discount rate from 4.8% as of December 31, 2013 to 4.0% as of December 31, 2014 and the 2014 adoption of the Society of Actuaries RP-2014 table with MP-2014 projection, used in determining PBO.

The funded status of the Pension, PBOP and SERP Plans is calculated based on the difference between the benefit obligation and the fair value of plan assets and is recorded on the balance sheets as an asset or a liability. Because the Company recovers the retiree benefit costs from customers through rates, regulatory assets are recorded in lieu of an adjustment to Accumulated Other Comprehensive Income/(Loss).

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets of $65.1 million and $42.6 million at December 31, 2014 and 2013, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $121.8 million and $96.9 million as of December 31, 2014 and 2013, respectively. The ABO for the SERP was $6.3 million and $5.1 million as of December 31, 2014 and 2013, respectively. For the PBOP Plan, the ABO and PBO are the same.

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2015 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Employer Contributions	$4,191	$3,700	$9,387	$3,650	$3,280	$2,190	$53	$53	$53
Participant Contributions	$—	$—	$—	$59	$36	$18	$—	$—	$—
Benefit Payments	$4,246	$3,764	$4,456	$2,184	$1,942	$2,083	$53	$53	$53

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2015	$4,712	$1,977	$408
2016	4,955	2,093	403
2017	5,186	2,237	398
2018	5,325	2,368	392
2019	5,864	2,524	386
2020 - 2024	34,931	15,415	2,252

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

Pension Plan	Target Allocation 2015	Actual Allocation at December 31,
		2014	2013	2012
Equity Funds	48%	49%	54%	48%
Debt Funds	37%	36%	32%	47%
Real Estate Fund	10%	10%	1%	0%
Asset Allocation Fund(1)	5%	5%	5%	5%
Other(2)	0%	0%	8%	0%

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.
(2)	Represents investments being held in cash equivalents as of December 31, 2013 pending transfer into a Real Estate Fund.

PBOP Plan	Target Allocation 2015	Actual Allocation at December 31,
		2014	2013	2012
Equity Funds	55%	56%	57%	56%
Debt Funds	45%	44%	43%	44%

Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 8.00% for 2014. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2014 and 2013 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Pension Plan Assets:
Equity Funds	$42,760	$42,760	$—	$—
Fixed Income Funds	31,136	31,136	—	—
Asset Allocation Fund	4,676	4,676	—	—
Real Estate Fund	8,172	—	—	8,172

Total Assets	$86,744	$78,572	$—	$8,172

2013
Pension Plan Assets:
Equity Funds	$44,201	$44,201	$—	$—
Fixed Income Funds	26,276	26,276	—	—
Asset Allocation Fund	4,574	4,574	—	—
Real Estate Fund	1,125	—	—	1,125
Cash Equivalents	6,375	6,375	—	—

Total Assets	$82,551	$81,426	$—	$1,125

The following tables set forth additional disclosures of Pension Plan investments whose fair value is estimated using net asset value per share as of December 31, 2014 and 2013:

	Fair Value Estimated Using NAV Per Share
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period
	December 31, 2014
SEI Core Property Collective Investment Trust Fund (1)	$8,172,378	$—	Quarterly	65 days

	December 31, 2013

SEI Core Property Collective Investment Trust Fund (1)	$1,125,000	$—	Quarterly	65 days

(1)

The SEI Core Property Collective Investment Trust Fund, through the SEI Core Property Fund, seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31, 2014 and 2013:

Level 3 Assets—SEI Core Property Collective Investment Trust Fund
	December 31,
	2014	2013
Beginning Balance	$1,125,000	$—
Actual Return on Investments:
Related to Investments Held at Year-End	672,378	—
Related to Investments Sold During the Year	—	—

Total Return on Investments	672,378	—
Purchases, Sales and Settlements	6,375,000	1,125,000

Ending Balance	$8,172,378	$1,125,000

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2014 and 2013 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$5,661	$5,661	$—	$—
Index Funds	5,313	5,313
Equity Funds	1,866	1,866

Total Assets	$12,840	$12,840	$—	$—

2013
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$4,689	$4,689	$—	$—
Index Funds	4,467	4,467
Equity Funds	1,673	1,673

Total Assets	$10,829	$10,829	$—	$—

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

The Company’s contributions to the 401(k) Plan were $1,877,000, $1,678,000 and $1,387,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2014 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based upon criteria established in the “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting. During 2015, the Company intends to implement a new customer information system.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board— Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board— Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 22, 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets—December 31, 2014 and 2013

•	Consolidated Statements of Earnings for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
2.1	Stock Purchase Agreement among Nisource Inc., Bay State Gas Company and Unitil Corporation.	Exhibit 2.1 to Form 8-K dated February 15, 2008 (SEC File No. 1-8858)

3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986 (SEC File No. 1-8858)

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987 (SEC File No. 1-8858)

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.7***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.8	Entitlement Sale and Administrative Services Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999 (SEC File No. 1-8858)

10.9***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

10.10***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.11***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.14***	Employment Agreement dated June 5, 2013 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.15	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.16	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.17***	Unitil Corporation—Compensation of Directors.	Exhibit 10.21 to Form 10-K for 2012 (SEC File No. 1-8858)

10.18***	Unitil Corporation—Compensation of Directors.	Filed herewith

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date January 28, 2015	By	/s/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	January 28, 2015

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	January 28, 2015

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	January 28, 2015

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	January 28, 2015

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	January 28, 2015

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	January 28, 2015

/S/ EBEN S. MOULTON Eben S. Moulton	Director	January 28, 2015

/S/ DAVID P. BROWNELL David P. Brownell	Director	January 28, 2015

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	January 28, 2015

/S/ MICHAEL B. GREEN Michael B. Green	Director	January 28, 2015

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	January 28, 2015

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	January 28, 2015

/S/ DAVID A. WHITELEY David A. Whiteley	Director	January 28, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference*
2.1	Stock Purchase Agreement among Nisource Inc., Bay State Gas Company and Unitil Corporation.	Exhibit 2.1 to Form 8-K dated February 15, 2008 (SEC File No. 1-8858)

3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

Exhibit Number	Description of Exhibit	Reference*
4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986 (SEC File No. 1-8858)

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987 (SEC File No. 1-8858)

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.7***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.8	Entitlement Sale and Administrative Services Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999 (SEC File No. 1-8858)

10.9***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

10.10***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

Exhibit Number	Description of Exhibit	Reference*
10.11***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.14***	Employment Agreement dated June 5, 2013 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.15	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.16	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.17***	Unitil Corporation—Compensation of Directors.	Exhibit 10.21 to Form 10-K for 2012 (SEC File No. 1-8858)

10.18***	Unitil Corporation—Compensation of Directors.	Filed herewith

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.