Form 10-Q
period 2015-03-31
UNITIL CORP
filed 2015-04-23
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2015
Common Stock, no par value	13,966,702 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2015

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

Unitil had an investment in Net Utility Plant of $738.2 million at March 31, 2015. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

RATES AND REGULATION

Regulation

Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.

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

Fitchburg is subject to revenue decoupling mechanisms (RDM). Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted RDM amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These RDM revenue targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that RDM applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Rate Case Activity

Northern Utilities – Pipeline Refund – On May 12, 2010, Portland Natural Gas Transmission System (PNGTS) filed a Natural Gas Act Section 4 rate case with the FERC proposing increased pipeline rates of approximately 55 percent over the previously approved rate. The filing was docketed as RP10-729 and rates went into effect on December 1, 2010, subject to refund pending the determination in the rate proceeding. Northern Utilities and other long-term shippers on PNGTS opposed the proposed rate increase. On December 8, 2011, an Initial Decision was issued and on March 21, 2013, the FERC issued Opinion No. 524. Opinion No. 524 was appealed and the FERC issued Opinion No. 524-A on February 19, 2015 denying all appeals and ordering PNGTS to issue refunds to shippers within 60 days. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to retail customers. Northern Utilities has proposed to credit the refund to customers over a three year period with interest and that proposal is pending review of the MPUC and the NHPUC.

The Company has recorded Accrued Revenue and Regulatory Liabilities of $22.0 million each on its Consolidated Balance Sheets as of March 31, 2015.

Northern Utilities – Maine – On December 27, 2013, the MPUC approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years, and covers targeted capital expenditures in 2013 through 2016. The 2014 TIRA provided for an annual increase in base distribution revenue of $1.3 million, effective May 1, 2014. On February 27, 2015 Northern Utilities filed its second annual TIRA for rates effective May 1, 2015, seeking an annual increase in base distribution revenue of $1.2 million. This filing remains pending. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – New Hampshire – On April 21, 2014, the NHPUC approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million, effective May 1, 2014. On February 27, 2015 Northern Utilities’ New Hampshire

division filed for a step increase of $1.8 million in base distribution revenue effective May 1, 2015. On April 15, 2015, the NHPUC approved the step increase as filed by issuing an Order Nisi. The Order is effective April 28, 2015, subject to the right of any party to file comments or request a hearing prior to the effective date.

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

Granite State – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. With this filing, Granite State reached the cost cap. The FERC accepted this filing on July 18, 2014 and the new rates became effective August 1, 2014. For 2015, the rate settlement agreement requires Granite State to file a Section 4 FERC rate case by June 2015 with rates effective by January 1, 2016.

Fitchburg – Electric – On May 30, 2014, the Massachusetts Department of Public Utilities (MDPU) issued its final order approving a $5.6 million increase in Fitchburg’s electric RDM base revenue target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2015 and March 31, 2014 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $13.6 million, or $0.98 per share, for the first quarter of 2015, an increase of $1.0 million, or $0.07 per share, compared to the first quarter of 2014. The 7.9% increase in earnings for the first three months of 2015 was driven by higher natural gas and electric sales and margins partially offset by higher net operating expenses.

Natural gas sales margin was $38.8 million in the three months ended March 31, 2015, resulting in an increase of $2.3 million compared to the same period in 2014. Natural gas sales margin was positively affected by higher therm unit sales in the first quarter of 2015, a growing customer base and higher distribution rates. Therm sales of natural gas increased 6.5% in the three months ended March 31, 2015 compared to the same period in 2014. The increase in gas therm sales in the Company’s utility service territories was driven by colder winter weather in the first quarter of 2015 compared to 2014 coupled with strong growth in the number of customers. Based on weather data collected in the Company’s service areas, there were 4% more Heating Degree Days (HDD) in the first quarter of 2015 compared to the same period in 2014 and 14% more HDD than normal. Weather-normalized gas therm sales are estimated to be up 4.6% in the first quarter of 2015 compared to the same period in 2014.

Electric sales margin was $21.2 million in the three months ended March 31, 2015, resulting in an increase of $2.0 million compared to the same period in 2014 primarily reflecting higher electric distribution rates. Electric kilowatt-hour (kWh) sales increased 0.3% compared to the first quarter of 2014.

Operation and Maintenance (O&M) expenses decreased $0.2 million in the three months ended March 31, 2015 compared to the same period in 2014. The change in O&M expenses reflects lower professional fees of $0.8 million, partially offset by higher utility operating costs of $0.4 million and higher compensation and benefit costs of $0.3 million. All other O&M costs, net were $0.1 million lower in the first quarter of 2015 compared to 2014. Included in the increase in utility operating costs are $0.2 million of higher vegetation management costs which are currently recovered in electric rates and reflected in electric sales margin.

Depreciation and Amortization expense increased $1.2 million in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher depreciation of $0.6 million on normal utility plant assets in service, higher amortization of major storm restoration costs of $0.4 million and an increase in all other amortization of $0.2 million. The amortization of major storm restoration costs is currently recovered in electric rates and reflected in electric sales margin.

Taxes Other Than Income Taxes increased $0.3 million in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher local property taxes on higher levels of utility plant in service.

Interest Expense, net increased $0.6 million in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher levels of long-term debt and lower net interest income on regulatory assets.

Revenues of $1.6 million in the first quarter of 2015 for Usource, the Company’s non-regulated energy brokering business, were on par with results for the first quarter of 2014.

At its January 2015 and April 2015 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.35 per share, resulting in an increase in the effective annual dividend rate to $1.40 per share from $1.38 per share. These dividend declarations continue an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2015 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 6.5% in the three months ended March 31, 2015 compared to the same period in 2014, reflecting increases of 9.6% and 5.5% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter weather in the first quarter of 2015 compared to 2014 coupled with strong growth in the number of customers. Based on weather data collected in the Company’s service areas, there were 4% more HDD in the first quarter of 2015 compared to the same period in 2014 and 14% more HDD than normal. Weather-normalized gas therm sales are estimated to be up 4.6% in the first quarter of 2015 compared to the same period in 2014. As of March 31, 2015, the number of total natural gas customers served has increased by 2.3% in the last twelve months.

The following table details total firm therm sales for the three months ended March 31, 2015 and 2014, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2015	2014	Change	% Change
Residential	25.1	22.9	2.2	9.6%
Commercial/Industrial	74.4	70.5	3.9	5.5%

Total	99.5	93.4	6.1	6.5%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2015 and 2014:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Gas Operating Revenues:
Residential	$40.5	$37.7	$2.8	7.4%
Commercial / Industrial	59.8	54.9	4.9	8.9%

Total Gas Operating Revenues	$100.3	$92.6	$7.7	8.3%

Cost of Gas Sales	$61.5	$56.1	$5.4	9.6%

Gas Sales Margin	$38.8	$36.5	$2.3	6.3%

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

Natural gas sales margin was $38.8 million in the three months ended March 31, 2015, resulting in an increase of $2.3 million compared to the same period in 2014. The increase in gas sales margin is attributable to customer growth of approximately $1.0 million; $0.8 million in higher distribution rates related to Northern Utilities’ TIRA and step adjustments which went into effect in the second quarter of 2014; and $0.5 million related to the effect of the colder winter weather in 2015.

The increase in Total Gas Operating Revenues of $7.7 million in the first quarter of 2015 reflects higher gas sales margin of $2.3 million and higher Cost of Gas Sales of $5.4 million, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2015, Unitil’s total electric kWh sales increased 0.3% compared to the first quarter of 2014. Sales to Residential customers decreased 1.6% in the first quarter of 2015 compared to the same period in 2014, reflecting lower average usage in 2015 compared to 2014. Sales to C&I customers increased 1.9% in the first quarter of 2015 compared to the same period in 2014, driven by the addition of new customers. As discussed above, sales margin derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) is not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2015 and 2014 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2015	2014	Change	% Change
Residential	198.6	201.9	(3.3)	(1.6%)
Commercial/Industrial	249.8	245.1	4.7	1.9%

Total	448.4	447.0	1.4	0.3%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2015 and 2014:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Electric Operating Revenues:
Residential	$42.7	$34.8	$7.9	22.7%
Commercial / Industrial	27.6	27.1	0.5	1.8%

Total Electric Operating Revenues	$70.3	$61.9	$8.4	13.6%

Total Cost of Electric Sales	$49.1	$42.7	$6.4	15.0%

Electric Sales Margin	$21.2	$19.2	$2.0	10.4%

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

Electric sales margin was $21.2 million in the three months ended March 31, 2015, resulting in an increase of $2.0 million compared to the same period in 2014 primarily reflecting higher electric distribution rates resulting from Fitchburg’s recent base rate case and Unitil Energy’s most recent step adjustment, both of which went into effect in the second quarter of 2014.

The increase in Total Electric Operating Revenues of $8.4 million in the first quarter of 2015 reflects higher electric sales margin of $2.0 million and higher Costs of Electric Sales of $6.4 million, which are tracked and reconciled costs that are passed through directly to customers.

Operating Revenue - Other

The following table details total Other Operating Revenue for the three months ended March 31, 2015 and 2014:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Other	$1.6	$1.6	$—	—

Total Other Operating Revenue	$1.6	$1.6	$—	—

Total Other Operating Revenue in the first quarter of 2015, which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, was on par with results for the first quarter of 2014. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $5.4 million, or 9.6%, in the three months ended March 31, 2015 compared to the same period in 2014. This increase reflects higher sales of natural gas and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by lower wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $6.4 million, or 15.0%, in the three months ended March 31, 2015 compared to the same period in 2014. This increase reflects higher wholesale electricity prices, an increase in the amount of electricity purchased by customers directly from third-party suppliers and higher electric sales. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses decreased $0.2 million, or 1.2%, in the three months ended March 31, 2015 compared to the same period in 2014. The change in O&M expenses reflects lower professional fees of $0.8 million, partially offset by higher utility operating costs of $0.4 million and higher compensation and benefit costs of $0.3 million. All other O&M costs, net were $0.1 million lower in the first quarter of 2015 compared to 2014. Included in the increase in utility operating costs are $0.2 million of higher vegetation management costs which are currently recovered in electric rates and reflected in electric sales margin.

Depreciation and Amortization – Depreciation and Amortization expense increased $1.2 million, or 11.8%, in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher depreciation of $0.6 million on normal utility plant assets in service, higher amortization of major storm restoration costs of $0.4 million and an increase in all other amortization of $0.2 million. The amortization of major storm costs is currently recovered in electric rates and reflected in electric sales margin.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.3 million, or 6.5%, in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher local property taxes on higher levels of utility plant in service.

Other Expense, net – Other Expense, net in the three month period ended March 31, 2015 was flat compared to the same period in 2014.

Income Taxes – Federal and State Income Taxes increased by $1.4 million for the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher pre-tax earnings in the current period.

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

Interest Expense, net (millions)	Three Months Ended March 31,
	2015	2014	Change
Interest Expense
Long-term Debt	$5.5	$5.1	$0.4
Short-term Debt	0.2	0.3	(0.1)
Regulatory Liabilities	0.2	0.1	0.1

Subtotal Interest Expense	5.9	5.5	0.4

Interest (Income)
Regulatory Assets	—	(0.2)	0.2
AFUDC and Other	(0.1)	(0.1)	—

Subtotal Interest (Income)	(0.1)	(0.3)	0.2

Total Interest Expense, net	$5.8	$5.2	$0.6

Interest Expense, net increased $0.6 million in the three months ended March 31, 2015 compared to the same period in 2014, reflecting higher levels of long-term debt and lower net interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving credit facility. At March 31, 2015, March 31, 2014 and December 31, 2014, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2015, March 31, 2014 and December 31, 2014:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2015	2014	2014
Limit	$120.0	$120.0	$120.0
Outstanding	$32.0	$59.2	$29.3
Available	$88.0	$60.8	$90.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2015, March 31, 2014 and December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

On December 23, 2014, Standard &Poor’s Ratings Services assigned its “BBB+” issuer credit rating to Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy and Northern Utilities.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of March 31, 2015, Unitil Service Corp. has received funding under this financing arrangement in the amount of $7.7 million, which was used to fund project costs.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2015, there were approximately $37.1 million of guarantees outstanding and the longest term guarantee extends through April 2015.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.6 million, $3.2 million and $15.1 million of natural gas storage inventory at March 31, 2015, March 31, 2014 and December 31, 2014, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2015 and payable in April 2015 is $2.0 million and is recorded in Accounts Payable at March 31, 2015. The amount of natural gas inventory released in March 2014 and payable in April 2014 was $2.2 million and is recorded in Accounts Payable at March 31, 2014. The amount of natural gas inventory released in December 2014 and payable in January 2015 was $1.0 million and was recorded in Accounts Payable at December 31, 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2015, the principal amount outstanding for the 8% Unitil Realty notes was $1.5 million. On December 15, 2008, the Company entered into a guarantee for the payment of principal, interest and other amounts payable on the $10.0 million Granite State notes due 2018. As of March 31, 2015, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

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

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for the three months ended March 31, 2015 compared to the same period in 2014.

	Three Months Ended March 31,
	2015	2014
Cash Provided by Operating Activities	$27.8	$28.7

Cash Provided by Operating Activities – Cash Provided by Operating Activities was $27.8 million in the three months ended March 31, 2015, a decrease of $0.9 million compared to the same period in 2014.

Cash flow from Net Income, adjusted for non-cash charges to depreciation, amortization and deferred taxes, was $33.8 million in 2015 compared to $29.8 million in 2014, representing an increase of $4.0 million. The increase in net income in the three months ended March 31, 2015 compared to the same period in 2014 is primarily attributable to increases in natural gas and electric sales margins as a result of higher unit sales from colder weather and customer growth, as well as base rate relief from recently completed base rate cases. The increase in depreciation and amortization in 2015 compared to 2014 reflects higher utility depreciation from higher net utility plant in service and higher amortization from major storm restoration costs. The increase in the deferred tax provision in 2015 compared to 2014 is due to higher tax depreciation and tax repair expense on capital additions partially offset by federal and state net operating loss carryforward assets.

Changes in working capital items resulted in a $7.6 million net use of cash in 2015 compared to a $0.6 million net use of cash in 2014, representing an increase in the use of cash of $7.0 million.

Uses of cash for Accounts Receivable were higher by $7.9 million in 2015 compared to 2014 as a result of normal variations in payment patterns by customers and higher electricity costs. All other changes in Current Assets and Liabilities resulted in an increase in sources of cash of $0.9 million in 2015 compared to 2014.

Changes in Deferred Regulatory and Other Charges and Other, net operating activities resulting in an increase in sources of cash of $2.1 million in 2015 compared to 2014.

	Three Months Ended March 31,
	2015	2014
Cash (Used in) Investing Activities	$(13.1)	$(9.2)

Cash (Used in) Investing Activities – Cash (Used in) Investing Activities was ($13.1) million in the three months ended March 31, 2015 compared to ($9.2) million in 2014. The higher cash used in investing activities in the 2015 period is reflective of normal variations in the timing of cash disbursements. The actual capital spending in both 2015 and 2014 is representative of distribution utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2015 is $95 million to $100 million.

	Three Months Ended March 31,
	2015	2014
Cash (Used in) Financing Activities	$(11.9)	$(14.6)

Cash (Used in) Financing Activities – Cash (Used in) Financing Activities was ($11.9) million in the three months ended March 31, 2015 compared to ($14.6) million in 2014. The lower cash used in financing activities in 2015 is primarily a result of greater Short-Term Debt financing of $3.7 million in 2015 compared to 2014.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 28, 2015.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2014, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $341,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $390,000 in the

Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2014, a 1.0% increase in the assumption of health care cost trend rates would have resulted in an increase in the Net Periodic Benefit Cost for the PBOP Plan of $989,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates for that same time period would have resulted in a decrease in the Net Periodic Benefit Cost for the PBOP Plan of $771,000. (See Note 9 to the accompanying Consolidated Financial Statements.)

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

Commitments and Contingencies – The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of March 31, 2015, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s unaudited consolidated financial statements below.

Refer to “Recently Issued Pronouncements” in Note 1 of the Notes to the unaudited Consolidated Financial Statements for information regarding recently issued accounting standards.

LABOR RELATIONS

As of March 31, 2015, the Company and its subsidiaries had 495 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2015, a total of 158 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2015:

	Employees Covered	CBA Expiration
Fitchburg	44	05/31/2019
Northern Utilities NH Division	34	06/05/2017
Northern Utilities ME Division/Granite State	37	03/31/2017
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2016

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2015 and March 31, 2014 were 1.57% and 1.55%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2014 was 1.60%.

COMMODITY PRICE RISK

Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, the Company has divested its commodity-related contracts and therefore, further reduced its exposure to commodity risk.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Gas	$100.3	$92.6
Electric	70.3	61.9
Other	1.6	1.6

Total Operating Revenues	172.2	156.1

Operating Expenses
Cost of Gas Sales	61.5	56.1
Cost of Electric Sales	49.1	42.7
Operation and Maintenance	16.9	17.1
Depreciation and Amortization	11.4	10.2
Taxes Other than Income Taxes	4.9	4.6

Total Operating Expenses	143.8	130.7

Operating Income	28.4	25.4
Interest Expense, net	5.8	5.2
Other Expense, net	0.1	0.1

Income Before Income Taxes	22.5	20.1
Income Taxes	8.9	7.5

Net Income	$13.6	$12.6

Net Income Per Common Share (Basic and Diluted)	$0.98	$0.91
Weighted Average Common Shares Outstanding – (Basic and Diluted)	13.9	13.8
Dividends Declared Per Share of Common Stock	$0.350	$0.345

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2015	2014	2014
ASSETS:

Current Assets:
Cash and Cash Equivalents	$11.2	$14.3	$8.4
Accounts Receivable, net	85.9	69.5	60.7
Accrued Revenue	64.2	49.6	48.5
Exchange Gas Receivable	4.0	1.3	15.0
Deferred Income Taxes	2.6	—	—
Gas Inventory	0.4	0.6	1.1
Materials and Supplies	5.9	5.1	6.3
Prepayments and Other	5.9	5.2	5.2

Total Current Assets	180.1	145.6	145.2

Utility Plant:
Gas	529.7	483.0	522.9
Electric	393.7	377.3	390.6
Common	34.6	31.6	32.7
Construction Work in Progress	39.4	21.3	42.6

Total Utility Plant	997.4	913.2	988.8
Less: Accumulated Depreciation	259.2	246.4	255.1

Net Utility Plant	738.2	666.8	733.7

Other Noncurrent Assets:
Regulatory Assets	106.2	96.5	107.6
Other Assets	16.3	19.1	13.7

Total Other Noncurrent Assets	122.5	115.6	121.3

TOTAL ASSETS	$1,040.8	$928.0	$1,000.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2015	2014	2014
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$34.8	$31.8	$44.2
Short-Term Debt	32.0	59.2	29.3
Long-Term Debt, Current Portion	4.0	2.5	4.0
Energy Supply Obligations	12.6	6.1	22.1
Deferred Income Taxes	—	3.4	3.1
Environmental Obligations	3.4	1.4	3.5
Interest Payable	6.3	5.4	3.5
Regulatory Liabilities (Note 6)	39.4	13.1	8.7
Other Current Liabilities	7.9	8.8	11.0

Total Current Liabilities	140.4	131.7	129.4

Noncurrent Liabilities:
Deferred Income Taxes	87.3	82.5	72.9
Cost of Removal Obligations	65.7	59.2	63.8
Retirement Benefit Obligations	121.4	79.1	118.6
Capital Lease Obligations	8.2	0.1	7.5
Energy Supply Obligations	1.9	2.3	1.9
Environmental Obligations	2.0	12.8	2.0
Other Noncurrent Liabilities	1.9	1.6	1.9

Total Noncurrent Liabilities	288.4	237.6	268.6

Capitalization:
Long-Term Debt, Less Current Portion	328.7	284.7	328.9
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:13,966,150, 13,886,768 and 13,916,026 Shares)	236.0	233.1	234.7
Retained Earnings	47.1	40.7	38.4

Total Common Stock Equity	283.1	273.8	273.1
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	283.3	274.0	273.3

Total Capitalization	612.0	558.7	602.2

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,040.8	$928.0	$1,000.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Income	$13.6	$12.6
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	11.4	10.2
Deferred Tax Provision	8.8	7.0
Changes in Working Capital Items:
Accounts Receivable	(25.2)	(17.3)
Accrued Revenue	6.3	7.0
Exchange Gas Receivable	11.0	9.5
Regulatory Liabilities	8.7	3.4
Accounts Payable	(9.4)	(6.3)
Other Changes in Working Capital Items	1.0	3.1
Deferred Regulatory and Other Charges	(0.5)	(1.9)
Other, net	2.1	1.4

Cash Provided by Operating Activities	27.8	28.7

Investing Activities:
Property, Plant and Equipment Additions	(13.1)	(9.2)

Cash (Used in) Investing Activities	(13.1)	(9.2)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	2.7	(1.0)
Repayment of Long-Term Debt	(0.2)	(0.1)
Increase / (Decrease) in Capital Lease Obligations	0.7	(0.1)
Net Decrease in Exchange Gas Financing	(10.5)	(8.8)
Dividends Paid	(4.9)	(4.8)
Proceeds from Issuance of Common Stock	0.3	0.3
Other, net	—	(0.1)

Cash (Used in) Financing Activities	(11.9)	(14.6)

Net Increase in Cash and Cash Equivalents	2.8	4.9
Cash and Cash Equivalents at Beginning of Period	8.4	9.4

Cash and Cash Equivalents at End of Period	$11.2	$14.3

Supplemental Cash Flow Information:
Interest Paid	$3.1	$3.0
Income Taxes Paid	$1.4	$0.3
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.4	$0.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2015	$234.7	$38.4	$273.1
Net Income		13.6	13.6
Dividends on Common Shares		(4.9)	(4.9)
Stock Compensation Plans	1.0		1.0
Issuance of 10,114 Common Shares	0.3		0.3

Balance at March 31, 2015	$236.0	$47.1	$283.1

Balance at January 1, 2014	$232.1	$32.9	$265.0
Net Income		12.6	12.6
Dividends on Common Shares		(4.8)	(4.8)
Stock Compensation Plans	0.7		0.7
Issuance of 9,868 Common Shares	0.3		0.3

Balance at March 31, 2014	$233.1	$40.7	$273.8

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (SEC) on January 28, 2015, for a description of the Company’s Basis of Presentation.

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

Level 1 -	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 -	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Provisions for income taxes are calculated in each of the jurisdictions in which the Company operates for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s current and deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. In accordance with the FASB Codification, the Company periodically assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known. Deferred income taxes are reflected as Deferred Income Taxes in Current Assets and Noncurrent Liabilities on the Consolidated Balance Sheets based on the nature of the underlying timing item.

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator – New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations. As of March 31, 2015, March 31, 2014 and December 31, 2014, the Unitil subsidiaries had deposited $1.5 million, $9.8 million and $6.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. As of March 31, 2015, March 31, 2014 and December 31, 2014, there was $0, $0.1 million and $0, respectively, deposited for this purpose.

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

The Allowance for Doubtful Accounts as of March 31, 2015, March 31, 2014 and December 31, 2014, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, were as follows:

($ millions)	March 31,		December 31,
	2015	2014	2014
Allowance for Doubtful Accounts	$1.9	$2.1	$1.8

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2015, March 31, 2014 and December 31, 2014.

	March 31,		December 31,
Accrued Revenue ($ millions)	2015	2014	2014
Regulatory Assets – Current	$33.7	$39.7	$37.8
Gas Pipeline Refund (Note 6)	22.0	—	—
Unbilled Revenues	8.5	9.9	10.7

Total Accrued Revenue	$64.2	$49.6	$48.5

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2015, March 31, 2014 and December 31, 2014.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2015	2014	2014
Northern Utilities	$3.6	$1.0	$14.2
Fitchburg	0.4	0.3	0.8

Total Exchange Gas Receivable	$4.0	$1.3	$15.0

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2015, March 31, 2014 and December 31, 2014.

	March 31,		December 31,
Gas Inventory ($ millions)	2015	2014	2014
Natural Gas	$0.1	$0.2	$0.8
Propane	0.2	0.1	0.2
Liquefied Natural Gas & Other	0.1	0.3	0.1

Total Gas Inventory	$0.4	$0.6	$1.1

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2015, March 31, 2014 and December 31, 2014, the

Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $65.7 million, $59.2 million, and $63.8 million, respectively.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2015	2014	2014
Retirement Benefits	$65.0	$42.3	$65.1
Energy Supply & Other Regulatory Tracker Mechanisms	28.5	30.3	31.0
Deferred Storm Charges	20.1	24.2	21.2
Environmental	11.0	16.0	11.0
Income Taxes	9.5	10.7	9.7
Deferred Restructuring Costs	—	6.9	1.6
Other	5.8	5.8	5.8

Total Regulatory Assets	139.9	136.2	145.4
Less: Current Portion of Regulatory Assets(1)	33.7	39.7	37.8

Regulatory Assets – noncurrent	$106.2	$96.5	$107.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2015	2014	2014
Regulatory Tracker Mechanisms	$17.4	$13.1	$8.7
Gas Pipeline Refund (Note 6)	22.0	—	—

Total Regulatory Liabilities	$39.4	$13.1	$8.7

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of March 31, 2015, all futures contracts purchased under the prior program design have been sold and the hedging portfolio now consists entirely of call option contracts.

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

As of March 31, 2015, March 31, 2014 and December 31, 2014 the Company had 2.0 billion, 1.1 billion and 2.4 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities ($ millions) Offset in Regulatory Liabilities / Assets, as of:
		Fair Value
Description	Balance Sheet Location	March 31, 2015	March 31, 2014	December 31, 2014
Derivative Assets
Natural Gas Futures/ Options Contracts	Prepayments and Other	$0.1	$0.2	$—
Natural Gas Futures/ Options Contracts	Other Assets	—	—	0.1

Total Derivative Assets		$0.1	$0.2	$0.1

Derivative Liabilities
Natural Gas Futures/ Options Contracts	Other Current Liabilities	$—	$—	$—
Natural Gas Futures/ Options Contracts	Other Noncurrent Liabilities	—	—	—

Total Derivative Liabilities		$—	$—	$—

	Three Months Ended March 31,
($ millions)	2015	2014
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$—	$0.9
Amount of Loss / (Gain) Reclassified into unaudited Consolidated Statements of Earnings(1):
Cost of Gas Sales	$—	$0.9

(1)	These amounts are offset in the unaudited Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2015	2014	2014
Current:
Exchange Gas Obligation	$3.6	$1.0	$14.2
Renewable Energy Portfolio Standards	8.5	4.3	7.4
Power Supply Contract Divestitures	0.5	0.8	0.5

Total Energy Supply Obligations – Current	12.6	6.1	22.1
Long-Term:
Power Supply Contract Divestitures	1.9	2.3	1.9

Total Energy Supply Obligations	$14.5	$8.4	$24.0

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

Recently Issued Pronouncements – On April 7, 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. The effective date of this pronouncement is for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

On May 28, 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

Other than ASU 2015-03 and ASU 2014-09, there are no recently issued pronouncements that the Company has not already adopted or that have a material impact on the Company.

Subsequent Events – The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that impacted its Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/22/15	05/28/15	05/14/15	$ 0.350
01/26/15	02/27/15	02/13/15	$ 0.350

10/21/14	11/28/14	11/14/14	$0.345
07/22/14	08/29/14	08/15/14	$0.345
04/22/14	05/29/14	05/15/14	$ 0.345
01/16/14	02/28/14	02/14/14	$ 0.345

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2015 and March 31, 2014:

Three Months Ended March 31, 2015 ($ millions)	Gas	Electric	Non- Regulated	Other	Total
Revenues	$100.3	$70.3	$1.6	$—	$172.2
Segment Profit (Loss)	11.6	1.8	0.3	(0.1)	13.6
Identifiable Segment Assets	593.2	421.3	5.6	20.7	1,040.8
Capital Expenditures	7.2	4.4	—	1.5	13.1

Three Months Ended March 31, 2014 ($ millions)
Revenues	$92.6	$61.9	$1.6	$—	$156.1
Segment Profit	11.5	0.9	0.2	—	12.6
Identifiable Segment Assets	506.1	405.1	5.8	11.0	928.0
Capital Expenditures	3.0	5.1	0.1	1.0	9.2

As of December 31, 2014 ($ millions)
Identifiable Segment Assets	$566.3	$414.1	$6.3	$13.5	$1,000.2

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt – On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes.

Details on long-term debt at March 31, 2015, March 31, 2014 and December 31, 2014 are shown below:

($ millions)	March 31,		December 31,
	2015	2014	2014
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	15.0	15.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	15.2	19.0	15.2
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	—	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	1.5	2.2	1.7

Total Long-Term Debt	332.7	287.2	332.9
Less: Current Portion	4.0	2.5	4.0

Total Long-term Debt, Less Current Portion	$328.7	$284.7	$328.9

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

($ millions)	March 31,		December 31,
	2015	2014	2014
Estimated Fair Value of Long-Term Debt	$385.3	$332.8	$380.6

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

The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2015, March 31, 2014 and December 31, 2014:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2015	2014	2014
Limit	$120.0	$120.0	$120.0
Outstanding	$32.0	$59.2	$29.3
Available	$88.0	$60.8	$90.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At March 31, 2015, March 31, 2014 and December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

On December 23, 2014, Standard &Poor’s Ratings Services assigned its “BBB+” issuer credit rating to Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy and Northern Utilities.

In April 2014, Unitil Service Corp. entered into an arrangement for the financing of the construction and installation of a customer information system, including software and equipment. The financing arrangement is structured as a capital lease obligation with maximum availability of $15 million. As of March 31, 2015, Unitil Service Corp. has received funding under this financing arrangement in the amount of $7.7 million, which was used to fund project costs.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.6 million, $3.2 million and $15.1 million of natural gas storage inventory at March 31, 2015, March 31, 2014 and December 31, 2014, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2015 and payable in April 2015 is $2.0 million and is recorded in Accounts Payable at March 31, 2015. The amount of natural gas inventory released in March 2014 and payable in April 2014 was $2.2 million and is recorded in Accounts Payable at March 31, 2014. The amount of natural gas inventory released in December 2014 and payable in January 2015 was $1.0 million and was recorded in Accounts Payable at December 31, 2014.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2015, there were approximately $37.1 million of guarantees outstanding and the longest term guarantee extends through April 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2015, the principal amount outstanding for the 8% Unitil Realty notes was $1.5 million. As of March 31, 2015, the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,886,768, 13,916,026 and 13,966,150 shares of common stock outstanding at March 31, 2014, December 31, 2014 and March 31, 2015, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2015, the Company sold 10,114 shares of its common stock, at an average price of $34.27 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $347,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

Stock Plan - The Company maintains the Unitil Corporation Second Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including awards of restricted shares (Restricted Shares), or of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

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

On January 26, 2015, 40,010 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.5 million. There were 81,251 and 69,073 non-vested shares under the Stock Plan as of March 31, 2015 and 2014, respectively. The weighted average grant date fair value of these shares was $33.15 and $28.52, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was approximately $1.5 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. There were no forfeitures or cancellations under the Stock Plan during the three months ended March 31, 2015.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2015 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2014	23,576	$29.90
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	243	$33.98
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2014	23,819	$29.94

There were 15,066 Restricted Stock Units outstanding as of March 31, 2014 with a weighted average stock price of $28.93. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and December 31, 2014 is $0.4 million, $0.2 million and $0.4 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2015, March 31, 2014 and December 31, 2014. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2015 and March 31, 2014, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2014 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2015.

Regulatory Matters

Northern Utilities – Base Rates – Maine – On December 27, 2013, the MPUC approved a settlement agreement providing for a $3.8 million permanent increase in annual revenue for Northern Utilities’ Maine division, effective January 1, 2014. The settlement agreement also provided that the Company shall be allowed to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2014 TIRA provided for an annual increase in base distribution revenue of $1.3 million, effective May 1, 2014. On February 27, 2015 Northern

Utilities filed its second annual TIRA for rates effective May 1, 2015, seeking an annual increase in base distribution revenue of $1.2 million. This filing remains pending. TIRA filings in future periods are projected to result in annual increases in revenue of approximately $1.0 million each year.

Northern Utilities – New Hampshire – On April 21, 2014, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue and a return on equity of 9.5% for Northern Utilities’ New Hampshire division. In addition, the settlement agreement provides for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment is for a projected annual increase in revenue of approximately $1.4 million, effective May 1, 2015. On February 27, 2015 Northern Utilities’ New Hampshire division filed for a step increase of $1.8 million in base distribution revenue effective May 1, 2015. On April 15, 2015, the NHPUC approved the step increase as filed by issuing an Order Nisi. The Order is effective April 28, 2015, subject to the right of any party to file comments or request a hearing prior to the effective date.

Northern Utilities – Pipeline Refund – On May 12, 2010, Portland Natural Gas Transmission System (PNGTS) filed a Natural Gas Act Section 4 rate case with the FERC proposing increased pipeline rates of approximately 55 percent over the previously approved rate. The filing was docketed as RP10-729 and rates went into effect on December 1, 2010, subject to refund pending the determination in the rate proceeding. Northern Utilities and other long-term shippers on PNGTS opposed the proposed rate increase. On December 8, 2011, an Initial Decision was issued and on March 21, 2013, the FERC issued Opinion No. 524. Opinion No. 524 was appealed and the FERC issued Opinion No. 524-A on February 19, 2015 denying all appeals and ordering PNGTS to issue refunds to shippers within 60 days. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to retail customers. Northern Utilities has proposed to credit the refund to customers over a three year period with interest and that proposal is pending review of the MPUC and the NHPUC.

The Company has recorded Accrued Revenue and Regulatory Liabilities of $22.0 million each on its Consolidated Balance Sheets as of March 31, 2015. This amount has been presented on net basis on the Consolidated Statement of Cash Flows for the period ended March 31, 2015.

Unitil Energy – Base Rates – On April 26, 2011, the NHPUC approved a rate settlement that extends through May 1, 2016 and provides for a long-term rate plan and earnings sharing mechanism, with a series of step adjustments to increase revenue in future years to support Unitil Energy’s continued capital improvements to its distribution system, along with an approved return on equity of 9.67%. On April 30, 2014, the NHPUC approved Unitil Energy’s third and final step increase of $1.5 million in annual revenue effective May 1, 2014.

Granite State – Base Rates – Granite State has in place a FERC approved rate settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 27, 2014, Granite State filed to increase its rates and annual revenue by an additional $0.6 million beginning August 1, 2014. With this filing, Granite State reached the cost cap. The FERC accepted this filing on July 18, 2014 and the new rates became effective August 1, 2014. For 2015, the rate settlement agreement requires Granite State to file a Section 4 FERC rate case by June 2015 with rates effective by January 1, 2016.

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

Thanksgiving 2014 Snow Storm—Both Fitchburg and Unitil Energy experienced a significant snow storm that began the afternoon of November 26, 2014 and ended the morning of November 27, 2014, Thanksgiving Day. Unitil Energy spent approximately $2.1 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.4 million related to capital construction and $1.7 million for which Unitil Energy will seek recovery of through its approved storm reserve fund, subject to review by the NHPUC in a future regulatory proceeding. Fitchburg spent approximately $0.3 million for the repair and replacement of electric distribution systems damaged during the storm, including $0.1 million related to capital construction and $0.2 million in storm expense. As Fitchburg does not have an approved storm reserve fund, these expenses resulted in a pre-tax charge against 2014 earnings of $0.2 million. The Company does not believe these storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

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

Fitchburg—Gas Operations—On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. The infrastructure replacement program allows gas distribution companies to accelerate the replacement of eligible infrastructure in order to improve public safety or infrastructure reliability, and to reduce or potentially reduce lost and unaccounted for natural gas. The law also authorizes gas companies to begin to recover through rates the estimated costs associated with infrastructure plans once they are approved by the MDPU, subject to reconciliation to actual prudently incurred costs. Pursuant to this new law, on October 31, 2014, Fitchburg Gas filed with the MDPU a 20 year gas system enhancement plan to replace aging natural gas pipeline infrastructure. The Company seeks approval to collect $0.3 million to recover the estimated cost to be incurred in calendar year 2015, the first year of the program, to replace eligible leak-prone infrastructure, with rates effective May 1, 2015. This matter remains pending.

Fitchburg – Service Quality – On March 1, 2015, Fitchburg submitted its 2014 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division except for the metric related to consumer complaints. As a result of penalty offsets earned, no net penalty was assessed. The electric division met or exceeded all metric benchmarks. On December 22, 2014, the MDPU approved Fitchburg’s 2011 electric division Service Quality Report as filed. Fitchburg’s 2012, 2013, and 2014 Service Quality Reports remain pending.

Amendments to MDPU Service Quality Guidelines – On December 22, 2014, the MDPU issued an order adopting new Service Quality Guidelines. The new guidelines, which are to be implemented over several years, establish state-wide standards for most metrics, impose new methods for calculating penalty thresholds, eliminate the ability to offset subpar performance in one metric by exemplary performance in another, and add several new or enhanced metrics. The joint utilities have filed a motion with the MDPU to reconsider the adoption of state-wide standards and have requested reconsideration and clarification on other technical issues. The Company does not believe that the MDPU’s new Service Quality Guidelines will have a material adverse impact on the Company’s financial condition or results of operations.

Fitchburg – Other – On February 5, 2013, there was a natural gas explosion in the city of Fitchburg, Massachusetts in an area served by Fitchburg’s gas division resulting in property damage to a number of commercial and residential properties. The MDPU, pursuant to its authority under state and federal law, has commenced an investigation of the incident, with which Fitchburg is cooperating. The Company has resolved some claims through settlement and will continue to work with various affected parties to resolve their claims. The Company does not believe this incident or investigation will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

On December 23, 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” On June 12, 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. On November 5, 2014, the MDPU issued two inter-related orders regarding Grid Modernization. The first order provides guidance and filing requirements for the business case justification that the electric companies must file as part of their GMPs. The second order requires the electric companies to implement sufficient advanced metering functionality to enable the sale of electricity to Basic Service customers via time varying rates (rates which vary depending upon the period or time of day that the electricity is consumed). The MDPU determined that time varying rates will establish pricing signals that will enable customers to save money by altering usage patterns and reducing peak load, among other enumerated benefits. The electric companies’ initial GMPs are to be filed within nine months of the November 2014 orders. The MDPU is addressing in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on the Company’s financial position.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellerman et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC has now upheld the lower Court’s order. The Company does not have any information at this time as to whether the plaintiffs will proceed with their lawsuit on an individual basis in light of the decision by the SJC. Plaintiffs have filed a renewed motion to certify a class under a different theory than previously argued. The Company has filed its opposition to this motion and has also filed a motion for summary judgment. Oral arguments on both motions are scheduled for June 5, 2015. The Town of Lunenburg has also filed a separate action in the Court arising out of the December 2008 ice storm. The Court accepted the parties’ joint schedule with discovery continuing into 2016 and trial likely in late 2016. The Company continues to believe these suits are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2014 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2015.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2015, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

The NHPUC and MPUC have approved the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC approved the recovery of MGP environmental costs over succeeding seven-year periods, without carrying costs. For Northern Utilities’ Maine division, the MPUC authorized the recovery of environmental remediation costs over succeeding five-year periods, without carrying costs.

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

Fitchburg’s Manufactured Gas Plant Site – Fitchburg began work on the permanent remediation solution at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the second quarter of 2014. The scheduled site work was completed in December 2014. A limited sediment investigation is nearing completion – the results of which will be included in the closure documentation associated with the permanent remediation solution. Based on the results of site investigations and evaluations and initial remediation efforts, the Company updated its estimate for remediation of this site during the second quarter of 2014 using revised estimates from the consultant performing the work. Consequently, the Company’s previously recorded estimate for this work was adjusted from $12.0 million to $5.5 million. As of March 31, 2015, $3.7 million was spent on this remediation project. The Environmental Obligations table below shows the amounts accrued for Fitchburg related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site with a corresponding Regulatory Asset recorded to reflect that the recovery of these environmental remediation costs are probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2015 and 2014.

Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Total Balance at Beginning of Period	$1.9	$12.0	$3.6	$2.8	$5.5	$14.8
Additions	—	1.0	0.1	—	0.1	1.0
Less: Payments / Reductions	0.1	1.0	0.1	0.6	0.2	1.6

Total Balance at End of Period	1.8	12.0	3.6	2.2	5.4	14.2

Less: Current Portion	1.8	1.0	1.6	0.4	3.4	1.4

Noncurrent Balance at End of Period	$—	$11.0	$2.0	$1.8	$2.0	$12.8

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2013 with the Internal Revenue Service (IRS) in September 2014 and generated federal net operating loss (NOL) carryforward assets of $2.1 million principally due to bonus depreciation and targeted asset repair deductions. As of December 31, 2014, the Company had recorded cumulative federal and state NOL carryforward assets of $13.1 million to offset against taxes payable in future periods. If unused, the Company’s state NOL carryforward assets will begin to expire in 2019 and the federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2014, the Company had $2.1 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

The Company evaluated its tax positions at March 31, 2015 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2011; December 31, 2012; and December 31, 2013.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2014 as filed with the SEC on January 28, 2015 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2015	2014
Used to Determine Plan Costs
Discount Rate	4.00%	4.80%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	6.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2018

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2015	2014	2015	2014	2015	2014
Service Cost	$916	$751	$656	$497	$28	$14
Interest Cost	1,343	1,273	729	672	78	68
Expected Return on Plan Assets	(1,694)	(1,561)	(273)	(230)	—	—
Prior Service Cost Amortization	54	53	420	420	3	3
Actuarial Loss Amortization	1,180	712	288	14	84	25

Sub-total	1,799	1,228	1,820	1,373	193	110
Amounts Capitalized and Deferred	(708)	(344)	(760)	(473)	—	—

Net Periodic Benefit Cost Recognized	$1,091	$884	$1,060	$900	$193	$110

Employer Contributions

As of March 31, 2015, the Company had made $0.9 million of contributions to its Pension Plan in 2015 and had not made any contributions to its PBOP Plan in 2015. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2015 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2015, the Company had made $13,000 of contributions to the SERP Plan in 2015. The Company presently anticipates contributing an additional $40,000 to the SERP Plan in 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2015 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2014 as filed with the SEC on January 28, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/15 – 1/31/15	—	—	—	$7,186
2/1/15 – 2/28/15	—	—	—	$7,186
3/1/15 – 3/31/15	127	$33.55	127	$2,925

Total	127		127

Item 5.	Other Information

On April 23, 2015, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2015. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Unitil Corporation Incentive Plan – Amended and Restated as of January 26, 2015	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 23, 2015 Announcing Earnings For the Quarter Ended March 31, 2015.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 23, 2015	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 23, 2015	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference

10.1	Unitil Corporation Incentive Plan – Amended and Restated as of January 26, 2015	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 23, 2015 Announcing Earnings For the Quarter Ended March 31, 2015.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith