Form 10-K
period 2015-12-31
UNITIL CORP
filed 2016-01-28
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8858

UNITIL CORPORATION

(Exact name of registrant as specified in its charter)

New Hampshire	02-0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Lane West, Hampton, New Hampshire	03842-1720
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 772-0775

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer   ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on June 30, 2015, the aggregate market value of common stock held by non-affiliates of the registrant was $452,207,259.

The number of shares of the registrant’s common stock outstanding was 13,992,817 as of January 25, 2016.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 20, 2016 are incorporated by reference into Part III of this Report

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 182,000 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 103,300 electric customers and 78,700 natural gas customers.

	Customers Served as of December 31, 2015
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	63,462	11,056	74,518
Fitchburg	24,982	3,769	28,751

Total Electric	88,444	14,825	103,269

Natural Gas:
Northern Utilities	47,247	15,823	63,070
Fitchburg	14,023	1,656	15,679

Total Natural Gas	61,270	17,479	78,749

Total Customers Served	149,714	32,304	182,018

Unitil’s distribution utilities had an investment in Net Utility Plant of $808.9 million at December 31, 2015. Unitil’s total operating revenue was $426.8 million in 2015. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations.

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

Unitil also has three other wholly-owned non-utility subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource) are indirect subsidiaries that are wholly-owned by Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. For segment information relating to each segment’s revenue, earnings and assets, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.

OPERATIONS

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $202.6 million for 2015, which represents about 47% of Unitil’s total operating revenue.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. As a result of a restructuring of the gas utility industry, Northern Utilities’ Commercial and Industrial (C&I) customers and Fitchburg’s residential and C&I customers have the opportunity to purchase their natural gas supplies from third-party energy supply vendors. Most customers, however, continue to purchase such supplies through Northern Utilities and Fitchburg under regulated rates and tariffs. Northern Utilities and Fitchburg purchase natural gas from unaffiliated wholesale suppliers and recover the actual costs of these natural gas supplies on a pass-through basis through reconciling rate mechanisms that are periodically adjusted.

Natural gas is supplied and distributed by Northern Utilities to approximately 63,000 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2015 gas operating revenue was $165.3 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.

Natural gas is supplied and distributed by Fitchburg to approximately 15,700 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2015 gas operating revenue was $31.0 million, of which approximately 52% was derived from residential firm sales and 48% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.3 million for 2015. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party marketers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $218.0 million for 2015, which represents about 51% of Unitil’s total operating revenue.

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

Unitil Energy distributes electricity to approximately 74,500 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2015 electric operating revenue was $154.7 million, of which approximately 57% was derived from residential sales and 43% from C&I sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is supplied and distributed by Fitchburg to approximately 28,800 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries and educational institutions. Fitchburg’s 2015 electric operating revenue was $63.3 million, of which approximately 60% was derived from residential sales and 40% from C&I sales.

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

Non-Regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Revenue from Unitil’s non-regulated operations was $6.2 million in 2015.

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

Northern Utilities—Pipeline Refund—On February 19, 2015 the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund will be credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities will be credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $7.6 million and $8.1 million, respectively, on its Consolidated Balance Sheets as of December 31, 2015.

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

Granite State—Base Rates—Granite State had in place a FERC approved amended settlement agreement under which it had been permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. The final rate adjustment under this agreement was effective August 1, 2014. Granite State has received FERC approval of a second amended settlement agreement under which it will continue to be permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a cost cap. The FERC approval of the second amended settlement included a rate increase of $0.4 million, effective August 1, 2015.

Fitchburg—Base Rates—Electric—On May 30, 2014, the Massachusetts Department of Public Utilities (MDPU) approved a $5.6 million increase in Fitchburg’s base revenue decoupling target, effective

June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

On June 16, 2015, Fitchburg filed for a $3.8 million increase in electric base revenue decoupling target, which represents a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover prudently incurred additions to utility plant on an annual basis. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Fitchburg—Base Rates—Gas—On June 16, 2015, Fitchburg filed for a $3.0 million increase in gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

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

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

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

Northern Utilities has available under firm contract 115,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.6 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts from producers and marketers on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round transportation and 0.33 BCF of underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2015, 79% of Unitil’s largest

New Hampshire customers, representing 26% of total New Hampshire electric energy sales, and 88% of Unitil’s largest Massachusetts customers, representing 34% of total Massachusetts electric energy sales; are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base and customers in Ashby comprise another 5%. In New Hampshire, the number of residential customers purchasing from a third party supplier has increased more than tenfold in the past three years and stands at 13% of residential customers. Notwithstanding this activity, most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity (2012) in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facilities associated with two of these contracts have been constructed and are operating. Another contract has been approved by the MDPU and is pending facility construction and operation, which is anticipated to begin by the end of 2016. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2015, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. In Maine, Northern Utilities has documented the presence of MGP sites in Lewiston and Portland, and a former MGP disposal site in Scarborough. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Dover, Somersworth, Portsmouth, Lewiston and Scarborough sites, though future activities may be required.

The site in Portland has been investigated and remedial activities have largely been completed. Final remediation activities were completed in the fourth quarter of 2015, and closure documentation will be prepared for submittal to the regulatory agency in the first half of 2016. In the second quarter of 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of this taking, and pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

Although remediation at the site in Exeter has been substantially completed, sediment contamination attributed to the former MGP was identified off-site. This off-site location has been investigated and remediation activities in Exeter commenced in the fourth quarter of 2015. The anticipated completion of these activities is in the first quarter of 2016.

The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods, without carrying costs. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods, without carrying costs.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg completed the scheduled site work at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the fourth quarter of 2014. The closure documentation for the site was submitted in the fourth quarter of 2015 and is under review by the Massachusetts Department of Environmental Protection.

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

EMPLOYEES

As of December 31, 2015, the Company and its subsidiaries had 500 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2015, a total of 159 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2015:

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

AVAILABLE INFORMATION

The Internet address for the Company’s website is www.unitil.com. On the Investors section of the Company’s website, the Company makes available, free of charge, its Securities and Exchange Commission (SEC) reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after the Company electronically files such material with, or furnishes such material to, the SEC.

The Company’s current Code of Ethics was approved by Unitil’s Board of Directors on January 15, 2004. This Code of Ethics, along with any amendments or waivers, is also available on Unitil’s website.

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL”.

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 20, 2016, at 11:30 a.m.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2015, the Company had approximately $42.0 million in short-term debt outstanding under its revolving credit facility. Additionally, if the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition and results or operations.

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

The amount of cash contributions the Company is required to make in respect of its pension and other post-retirement benefit obligations is dependent upon the valuation of the capital markets. Adverse changes in the valuation of the capital markets could result in the Company being required to make substantial cash contributions in respect to these obligations. These cash contributions could have an adverse effect on the Company’s financial condition and results of operations if the Company is unable to recover such costs in rates or if such recovery is significantly delayed. Please see the section entitled Critical Accounting Policies—Retirement Benefit Obligations in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements for a more detailed discussion of the Company’ pension obligations.

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

The Company estimates that approximately 70% of its annual natural gas sales are temperature sensitive. Therefore, mild winter temperatures could decrease the amount of natural gas sold by the Company, which could adversely affect the Company’s financial condition and results of operations. The Company’s electric sales also are temperature sensitive, but less so than its natural gas sales. The highest usage of electricity typically occurs in the summer months (due to air conditioning demand) and the winter months (due to heating-related and lighting requirements). Therefore, mild summer temperatures and mild winter temperatures could decrease the amount of electricity sold by the Company, which could adversely affect the Company’s financial condition and results of operations. Also, because of this temperature sensitivity, sales by the Company’s distribution utilities vary from year to year, depending on weather conditions.

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

As of January 27, 2016, the Company’s current annual dividend is $1.42 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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

In addition, the Company’s electric and natural gas distribution and transmission delivery systems are part of an interconnected regional grid and pipeline system. If these neighboring interconnected systems were to be disrupted due to cyber-attacks, computer viruses, human errors, acts of war or terrorism or other reasons, the Company’s operations and its ability to serve its customers would be adversely affected, which could have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

As of December 31, 2015, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the 12 acres of land on which it is located. In 2015, the Company completed its acquisition of a property for its new Maine Gas Distribution Operations Center (See Note 8 to the accompanying Consolidated Financial Statements).

The following tables detail certain of the Company’s natural gas and electric operations properties.

Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	528	557	275	—	1,360
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	22,707	21,212	10,924	—	54,843

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,270	443	1,713
Conduit Distribution Bank Miles—Underground	216	62	278
Transmission and Distribution Substations	33	16	49
Capacity of Transmission and Distribution Substations	225,900 kVa	438,200 kVa	664,100 kVa

The Company’s natural gas operations property includes two liquid propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (77%), coated and wrapped cathodically protected steel (16%), cast/wrought iron (4%), and unprotected bare and coated steel (3%). Fitchburg’s gas mains are primarily made up of steel (47%), polyethylene plastic (32%), and cast iron (21%).

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

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC upheld the lower Court’s order. Subsequently, Plaintiffs filed a renewed motion to certify a class under a different theory than previously argued. The Company filed its opposition to this motion and also filed a motion for summary judgment. On July 27, 2015, the Court issued its decision allowing class certification and denying the Company’s motion for summary judgment. The Company appealed this decision to the SJC, and on October 15, 2015, the SJC granted the Company’s motion for direct review of the case, and it is being briefed by the parties and set for oral argument during the first quarter of 2016. The Town of Lunenburg has filed a separate action in the Court arising out of the December 2008 ice storm. The Court accepted the parties’ joint schedule with discovery continuing into 2016 and trial likely in late 2016. The Company continues to believe that both of these suits are without merit and will continue to defend itself vigorously. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these suits will not have a material impact on its financial position, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2015, there were 1,443 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2015	2014
1st Quarter	$0.350	$0.345
2nd Quarter	0.350	0.345
3rd Quarter	0.350	0.345
4th Quarter	0.350	0.345

Total for Year	$1.40	$1.38

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.

	2015		2014
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$39.00	$32.99	$33.22	$29.05
2nd Quarter	$35.29	$32.63	$34.84	$31.62
3rd Quarter	$37.59	$32.75	$34.00	$31.02
4th Quarter	$38.75	$33.75	$38.55	$31.07

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2015, is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	416,691
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	416,691

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)

(1)

Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 262,595 shares of restricted stock have been awarded and 1,106 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2015. As of December 31, 2015, a total of 2,892 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2010 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2010.

Comparative Five-Year Total Returns

NOTE:

(1)

The graph above assumes $100 invested on December 31, 2010, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2015.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2015, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $76,000 in value of shares have been purchased or, if sooner, on May 1, 2016.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/15 – 10/31/15	1,419	$36.61	1,419	$10,781
11/1/15 – 11/30/15	—	—	—	$10,781
12/1/15 – 12/31/15	53	$35.32	53	$8,909

Total	1,472	$36.56	1,472

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2015	2014	2013	2012	2011
Customers Served (Year-End):
Electric:
Residential	88,444	88,012	87,692	87,062	86,780
Commercial & Industrial	14,825	14,740	14,701	14,612	14,574

Total Electric	103,269	102,752	102,393	101,674	101,354

Natural Gas:
Residential	61,270	60,236	57,616	56,745	55,663
Commercial & Industrial	17,479	17,624	18,304	16,977	16,232

Total Natural Gas	78,749	77,860	75,920	73,722	71,895

Total Customers Served	182,018	180,612	178,313	175,396	173,249

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,667.7	1,679.0	1,668.3	1,653.8	1,682.1
Firm Natural Gas Distribution Sales (Therms)	219.4	216.2	200.7	181.3	186.9
Consolidated Statements of Earnings:
Operating Revenue	$426.8	$425.8	$366.9	$353.1	$352.8
Operating Income	63.1	60.0	53.5	47.5	47.2
Interest Expense, net	21.9	20.9	18.8	18.1	20.4
Other (Income) Expense, net	(0.5)	0.4	0.4	0.2	0.4

Income Before Income Taxes	41.7	38.7	34.3	29.2	26.4
Income Taxes	15.4	14.0	12.7	11.0	10

Net Income	26.3	24.7	21.6	18.2	16.4
Dividends on Preferred Stock	—	—	—	0.1	0.1

Earnings Applicable to Common Shareholders	$26.3	$24.7	$21.6	$18.1	$16.3

Earnings Per Average Share:	$1.89	$1.79	$1.57	$1.43	$1.50
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	13,920	13,847	13,775	12,672	10,883
Dividends Declared Per Share	$1.40	$1.38	$1.38	$1.38	$1.38
Book Value Per Share (Year-End)	$20.20	$19.62	$19.14	$18.90	$17.50
Balance Sheet Data (as of December 31,):
Utility Plant	$1,080.6	$988.8	$909.1	$833.2	$776.9
Capital Lease Obligations(1)	$14.1	$8.0	$0.6	$1.0	$1.5
Total Assets	$1,046.4	$1,000.2	$920.6	$892.3	$856.1
Capitalization:
Common Stock Equity	$282.6	$273.1	$265.0	$260.4	$191.7
Preferred Stock	0.2	0.2	0.2	0.2	2.0
Long-Term Debt, less current portion	308.1	328.9	284.8	287.3	287.8

Total Capitalization	$590.9	$602.2	$550.0	$547.9	$481.5

Current Portion of Long-Term Debt	$17.4	$4.0	$2.5	$0.5	$0.5
Short-Term Debt	$42.0	$29.3	$60.2	$49.4	$87.9
Capital Structure Ratios (as of December 31,):
Common Stock Equity	48%	45%	48%	48%	40%
Long-Term Debt, less current portion	52%	55%	52%	52%	60%

(1)	Includes amounts due within one year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 182,000 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 103,300 electric customers and 78,700 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $808.9 million at December 31, 2015. Unitil’s total revenue was $426.8 million in 2015, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and consulting services to a national client base of large commercial and industrial customers. Usource’s total revenues were $6.2 million in 2015. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

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

Net Income and EPS Overview

2015 Compared to 2014—The Company’s Net Income was $26.3 million, or $1.89 per share, for the year ended December 31, 2015, an increase of $1.6 million, or $0.10 per share, compared to 2014. The Company’s earnings for 2015 were driven by increases in natural gas and electric sales margins partially offset by higher utility operating expenses.

Natural gas sales margin was $101.9 million in 2015, resulting in an increase of $4.5 million compared to 2014. Natural gas sales margin was positively affected by higher therm unit sales in 2015, a growing customer base and higher distribution rates compared to 2014. Therm sales of natural gas increased

1.5% in 2015 compared to 2014. The impact of growth in the number of customers year over year was partially offset by warmer weather in 2015 compared to the prior year. For the full year, based on weather data collected in the Company’s service areas, there were 2.3% fewer Heating Degree Days in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up four percent in 2015, led by a year over year increase of eight percent in gas therm sales to large Commercial and Industrial (C&I) customers.

Electric sales margin was $85.5 million in 2015, resulting in an increase of $4.7 million compared to 2014. The increase in electric sales margin primarily reflects higher electric distribution rates. Electric kilowatt-hour (kWh) sales decreased 0.7% in 2015 compared to 2014, reflecting a decrease in average use per customer for Residential customers, partially offset by an increase in electric sales to C&I customers.

Total Operation & Maintenance (O&M) expenses increased $2.5 million in 2015 compared to 2014. The change in O&M expenses reflects higher compensation and benefit costs of $3.5 million partially offset by lower professional fees of $0.3 million and lower all other utility O&M costs, net of $0.7 million.

Depreciation and Amortization expense increased $3.6 million in 2015 compared to 2014, reflecting higher depreciation of $2.4 million on normal utility plant assets in service, higher amortization of major storm restoration costs of $0.9 million and an increase in all other amortization of $0.3 million. The increase in major storm restoration cost amortization is currently recovered in electric rates and reflected in electric sales margin.

Taxes Other Than Income Taxes increased $0.5 million in 2015 compared to 2014, primarily reflecting higher local property tax expense.

Interest Expense, net increased $1.0 million in 2015 compared to 2014 reflecting higher levels of long-term debt and higher interest expense on regulatory liabilities.

Other (Income) Expense, net changed from an expense of $0.4 million in 2014 to income of $0.5 million in 2015. This change was the result of the recognition of a pre-tax gain of $0.9 million in the fourth quarter of 2015 on the sale of property.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $6.2 million in 2015, representing an increase of $0.5 million compared to 2014. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Income Taxes increased $1.4 million in 2015 due to higher pre-tax earnings in 2015 compared to 2014.

In 2015, Unitil’s annual common dividend was $1.40 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2016 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.3550 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.42 per share from $1.40 per share.

2014 Compared to 2013—The Company’s Net Income was $24.7 million, or $1.79 per share, for the year ended December 31, 2014, an increase of $3.1 million, or $0.22 per share, compared to 2013. The 14.0% increase in 2014 earnings was driven by higher natural gas and electric sales margins partially offset by changes in operating expenses.

A more detailed discussion of the Company’s 2015 and 2014 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas increased 1.5% in 2015 compared to 2014. Sales to residential and C&I customers increased 1.1% and 1.6%, respectively, in 2015 compared to 2014.

The impact of growth in the number of customers year over year was partially offset by warmer weather in 2015 compared to the prior year. The average number of natural gas customers served has increased by 1.8% compared to the prior year. For the full year, based on weather data collected in the Company’s service areas, there were 2.3% fewer Heating Degree Days in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up four percent in 2015, led by a year over year increase of eight percent in gas therm sales to large C&I customers.

Unitil’s total therm sales of natural gas increased 7.7% in 2014 compared to 2013. The increase in gas therm sales in the Company’s utility service territories was driven by the colder winter and spring weather in 2014 compared to 2013 coupled with strong growth in the number of new customers. Based on weather data collected in the Company’s service areas, there were 5.9% more Heating Degree Days in 2014 compared to 2013. Weather-normalized gas therm sales, excluding decoupled sales, were estimated to be up 5.2% in 2014 compared to 2013.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Therms	%	Therms	%
Residential	45.2	44.7	39.8	0.5	1.1%	4.9	12.3%
Commercial & Industrial	174.2	171.5	160.9	2.7	1.6%	10.6	6.6%

Total Therm Sales	219.4	216.2	200.7	3.2	1.5%	15.5	7.7%

Gas Operating Revenues and Sales Margin—The following table details total Gas Operating Revenue and Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Gas Operating Revenue:
Residential	$78.5	$80.0	$68.5	$(1.5)	(1.9%)	$11.5	16.8%
Commercial & Industrial	124.1	121.4	101.9	2.7	2.2%	19.5	19.1%

Total Gas Operating Revenue	$202.6	$201.4	$170.4	$1.2	0.6%	$31.0	18.2%

Cost of Gas Sales	$100.7	$104.0	$85.2	$(3.3)	(3.2%)	$18.8	22.1%

Gas Sales Margin	$101.9	$97.4	$85.2	$4.5	4.6%	$12.2	14.3%

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

Natural gas sales margin was $101.9 million in 2015, resulting in an increase of $4.5 million compared to 2014. Approximately $3.4 million of the increase reflects higher natural gas distribution rates and $1.1 million of the increase reflects higher sales volumes related to customer growth, net of the impact of warmer weather in 2015.

The increase in Total Gas Operating Revenues of $1.2 million, or 0.6%, in 2015 compared to 2014 reflects higher gas base rates and sales volumes, partially offset by lower costs of gas sales, which are tracked and reconciled to costs that are passed through directly to customers.

Natural gas sales margin was $97.4 million in 2014, resulting in an increase of $12.2 million compared to 2013. Approximately $7.6 million of the increase reflects higher natural gas distribution rates and $4.6 million of the increase reflects higher sales volumes related to the colder than normal weather and customer growth.

The increase in Total Gas Operating Revenues of $31.0 million, or 18.2%, in 2014 compared to 2013 reflects higher gas base rates and higher costs of gas sales, which are tracked and reconciled to costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales decreased 0.7% in 2015 compared to 2014. Sales to residential customers decreased 2.4% in 2015 compared to 2014, reflecting a decrease in average use per customer. Sales to C&I customers increased 0.5% in 2015 compared to 2014, reflecting the addition of new customers. The average number of natural gas customers served has increased by 0.5% compared to the prior year. As discussed above, sales margins derived from revenue decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.

Unitil’s total electric kWh sales increased 0.6% in 2014 compared to 2013. Sales to residential customers decreased 0.5% in 2014 compared to 2013, reflecting the effect of milder summer weather in 2014, partially offset by colder than normal winter weather earlier in 2014.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	kWh	%	kWh	%
Residential	671.4	687.6	690.9	(16.2)	(2.4%)	(3.3)	(0.5%)
Commercial & Industrial	996.3	991.4	977.4	4.9	0.5%	14.0	1.4%

Total kWh Sales	1,667.7	1,679.0	1,668.3	(11.3)	(0.7%)	10.7	0.6%

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Electric Operating Revenue:
Residential	$125.9	$118.0	$104.1	$7.9	6.7%	$13.9	13.4%
Commercial & Industrial	92.1	100.7	86.6	(8.6)	(8.5%)	14.1	16.3%

Total Electric Operating Revenue	$218.0	$218.7	$190.7	$(0.7)	(0.3%)	$28.0	14.7%

Cost of Electric Sales	$132.5	$137.9	$114.5	$(5.4)	(3.9%)	$23.4	20.4%

Electric Sales Margin	$85.5	$80.8	$76.2	$4.7	5.8%	$4.6	6.0%

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

Electric sales margin was $85.5 million in 2015, resulting in an increase of $4.7 million compared to 2014. Higher electric distribution rates of $5.0 million and the positive impact of $0.7 million resulting from warmer summer weather in 2015 were partially offset by approximately $1.0 million of lower electric sales margin, reflecting lower average usage in 2015.

The decrease in Total Electric Operating Revenue of $0.7 million, or 0.3%, in 2015 compared to 2014 reflects lower costs of electric sales, which are tracked costs that are passed through directly to customers, partially offset by higher electric distribution rates.

Electric sales margin was $80.8 million in 2014, resulting in an increase of $4.6 million compared to 2013. Approximately $4.4 million of the increase reflects higher electric distribution rates and $0.2 million reflects higher sales volume due to growth in customers.

The increase in Total Electric Operating Revenue of $28.0 million, or 14.7%, in 2014 compared to 2013 reflects higher electric distribution rates and higher costs of electric sales, which are tracked costs that are passed through directly to customers.

Operating Revenue—Other

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues in 2015 were $6.2 million, an increase of $0.5 million compared to 2014. Usource’s revenues in 2014 were $5.7 million, a decrease of $0.1 million compared to 2013. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Usource	$6.2	$5.7	$5.8	$0.5	8.8%	$(0.1)	(1.7%)

Total Other Revenue	$6.2	$5.7	$5.8	$0.5	8.8%	$(0.1)	(1.7%)

Operating Expenses

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $3.3 million, or 3.2%, in 2015 compared to 2014. This decrease reflects lower wholesale natural gas prices and decreased spending on energy efficiency programs, partially offset by higher sales of natural gas and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2014, Cost of Gas Sales increased $18.8 million, or 22.1%, compared to 2013. This increase reflects higher sales of natural gas, increased spending on energy efficiency programs and higher wholesale natural gas prices.

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $5.4 million, or 3.9%, in 2015 compared to 2014. This decrease reflects lower electric kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2014, Cost of Electric Sales increased $23.4 million, or 20.4%, compared to 2013. This increase reflects higher wholesale electricity prices, increased spending on energy efficiency programs and higher electric kWh sales.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $2.5 million, or 3.9%, in 2015 compared to 2014. The change in O&M expenses reflects higher compensation and benefit costs of $3.5 million partially offset by lower professional fees of $0.3 million and lower all other utility O&M costs, net of $0.7 million. The decrease in utility operating costs includes $0.8 million in lower electric and natural gas maintenance costs and higher all other utility operating costs, net of $0.1 million.

In 2014, total O&M expenses increased $4.4 million, or 7.3%, compared to 2013. The change in O&M expenses reflects higher compensation and benefit costs of $2.8 million and higher utility operating costs of $1.6 million. The increase in utility operating costs in 2014 includes $0.7 million in higher electric and natural gas maintenance costs, $0.6 million in higher bad debt expense and higher all other utility operating costs, net of $0.3 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $3.6 million, or 8.6%, in 2015 compared to 2014, reflecting higher depreciation of $2.4 million on normal utility plant assets in service, higher amortization of major storm restoration costs of $0.9 million and an increase in all other amortization of $0.3 million. The increase in major storm restoration cost amortization is currently recovered in electric rates and reflected in electric sales margin.

In 2014, Depreciation and Amortization expense increased $3.6 million, or 9.4%, compared to 2013, reflecting higher depreciation of $2.2 million on higher utility plant assets in service, higher amortization of major storm restoration costs of $1.3 million and an increase in all other amortization of $0.1 million. The increase in major storm restoration cost amortization is currently recovered in electric rates and reflected in electric sales margin.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $0.5 million, or 2.9%, in 2015 compared to 2014, primarily reflecting higher local property tax expense.

In 2014, Taxes Other Than Income Taxes increased $2.2 million, or 14.7%, compared to 2013, reflecting higher local property taxes on higher levels of utility plant in service.

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

Interest Expense, net increased $1.0 million, or 4.8%, in 2015 compared to 2014 reflecting higher levels of long-term debt and higher interest expense on regulatory liabilities.

In 2014, Interest Expense, net increased $2.1 million, or 11.2%, compared to 2013 reflecting lower net interest income on regulatory assets and higher interest on long-term debt, related to the issuance of $50 million in Senior Unsecured Notes by Northern Utilities in October 2014.

Other (Income) Expense, net

Other (Income) Expense, net changed from an expense of $0.4 million in 2014 to income of $0.5 million in 2015. This change was the result of the recognition of a pre-tax gain of $0.9 million in the fourth quarter of 2015 on the sale of property (See Note 8 to the accompanying Consolidated Financial Statements).

Other (Income) Expense, net, was essentially unchanged in 2014 compared to 2013.

Income Taxes

Income Taxes increased $1.4 million in 2015 compared to 2014 due to higher pre-tax earnings in 2015 compared to 2014 (See Note 9 to the accompanying Consolidated Financial Statements).

In 2014, Income Taxes increased $1.3 million compared to 2013 due to higher pre-tax earnings in 2014 compared to 2013.

LIQUIDITY, COMMITMENTS AND CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally-generated funds, which consist of cash flows from operating activities. The Company initially supplements internally-generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time, the Company has accessed the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2015 and December 31, 2014, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders which amended and restated in its entirety the Company’s prior credit agreement, dated as of November 26, 2008, as amended. The Credit Facility extends to October 4, 2018 and provides for a new borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.375%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

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

The Company utilizes the credit facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $140.3 million and $179.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. Total gross repayments were $127.6 million and $210.3 million for the years ended December 31, 2015 and December 31, 2014, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2015 and December 31, 2014:

Revolving Credit Facility (millions)
	December 31,
	2015	2014
Limit	$120.0	$120.0
Outstanding	$42.0	$29.3
Available	$78.0	$90.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2015 and December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, and Northern Utilities are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2015, there are $2.6 million of current and $10.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

Contractual Obligations

The table below lists the Company’s known specified contractual obligations as of December 31, 2015.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2015	Total	2016	2017- 2018	2019- 2020	2021 & Beyond
Long-Term Debt	$325.5	$17.4	$47.3	$38.6	$222.2
Interest on Long-Term Debt	246.7	21.2	38.4	31.8	155.3
Gas Supply Contracts	247.7	42.4	58.9	27.9	118.5
Electric Supply Contracts	13.0	1.2	2.5	2.5	6.8
Other (Including Capital and Operating Lease Obligations)	17.8	4.4	7.6	5.7	0.1

Total Contractual Cash Obligations	$850.7	$86.6	$154.7	$106.5	$502.9

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2015, there were approximately $19.3 million of guarantees outstanding and the longest term guarantee extends through August 2016.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.8 million and $15.1 million of natural gas storage inventory at December 31, 2015 and 2014, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2015, which was payable in January 2016, was $0.6 million and recorded in Accounts Payable at December 31, 2015. The amount of natural gas inventory released in December 2014, which was payable in January 2015, was $1.0 million and recorded in Accounts Payable at December 31, 2014.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2014, the principal amount outstanding for the 8% Unitil Realty notes was $1.1 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $4.2 million in each of 2015 and 2014. The Company, along with its subsidiaries, contributed $4.0 million and $3.7 million to Voluntary Employee Benefit Trusts (VEBTs) in 2015 and 2014, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2016 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of December 31, 2015, there were approximately $19.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2016. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2015 and 2014.

	2015	2014
Cash Provided by Operating Activities	$115.1	$84.0

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $115.1 million in 2015, an increase of $31.1 million compared to 2014.

Cash flow from net income, adjusted for the total of non-cash charges to depreciation, amortization and deferred taxes, was $83.9 million in 2015 compared to $81.2 million in 2014, reflecting an increase of $2.7 million. The increase in net income of $1.6 million in 2015 compared to 2014 is primarily attributable to increases in natural gas and electric sales margins as a result of base rate relief and higher gas unit sales and customer growth. The increase in depreciation and amortization of $3.6 million in 2015 compared to 2014 reflects higher utility depreciation from higher net utility plant in service and higher amortization from major storm restoration costs. The decrease in the deferred tax provision of ($2.5) million in 2015 compared to 2014 is primarily due to a deferred tax asset recorded in 2015 related to the pipeline refund from Portland Natural Gas Transmission System (PNGTS) (See Note 8). This was partially offset by the use of a portion of federal net operating loss carryforwards.

Changes in working capital items resulted in a $17.8 million source of cash in 2015 compared to a $7.0 million source of cash in 2014, representing an increase of $10.8 million. Changes in Regulatory Liabilities resulted in an increase in sources of cash of $7.9 million in 2015 compared to 2014, primarily driven by the current portion of the PNGTS to be refunded to customers (see Note 8) of $7.6 million as of December 31, 2015. All other changes in working capital reflect normal variations from year-to-year, including changes in underlying commodity prices.

Changes in Deferred Regulatory and Other Charges resulted in an increase in sources of cash of $10.8 million in 2015 compared to 2014, primarily driven by the long-term portion of the PNGTS refund of $8.1 million as of December 31, 2015. The change in Other, net in 2015 compared to 2014 was $6.8 million.

	2015	2014
Cash (Used in) Investing Activities	$(103.9)	$(92.6)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($103.9) million in 2015 compared to ($92.6) million in 2014. The actual capital spending in both 2015 and 2014 is related to utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2016 is $95 million to $100 million.

	2015	2014
Cash (Used in) Provided by Financing Activities	$(10.9)	$7.6

Cash (Used in) Provided by Financing Activities—Cash (Used in) Provided by Financing Activities was ($10.9) million in 2015 compared to $7.6 million in 2014. The higher cash used in financing activities in 2015 compared to 2014 is primarily attributable to lesser proceeds from the issuance of long-term debt of ($50.0) million, greater repayment of long-term debt of ($3.0) million and a net decrease in Exchange Gas Financing of ($8.4) million, partially offset by greater proceeds from short-term debt of $43.6 million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2015 and December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.40 per common share in 2015 and $1.38 per common share in both 2014 and 2013. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2016 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.3550 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.42 from $1.40. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

LEGAL PROCEEDINGS

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the Massachusetts Supreme Judicial Court (the “SJC”), and the SJC upheld the lower Court’s order. Subsequently, Plaintiffs filed a renewed motion to certify a class under a different theory than previously argued. The Company filed its opposition to this motion and also filed a motion for summary judgment. On July 27, 2015, the Court issued its decision allowing class certification and denying the Company’s motion for summary judgment. The Company appealed this decision to the SJC, and on October 15, 2015, the SJC granted the Company’s motion for direct review of the case, and it is being briefed by the parties and set for oral argument during the first quarter of 2016. The Town of Lunenburg has filed a separate action in the Court arising out of the December 2008 ice storm. The Court accepted the parties’ joint schedule with discovery continuing into 2016 and trial likely in late 2016. The Company continues to believe that both of these suits are without merit and will continue to defend itself vigorously. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these suits will not have a material impact on its financial position, operating results or cash flows.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2015. The remaining balance of these assets is $1.9 million as of December 31, 2015, including $0.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $1.6 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next six years. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

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

Northern Utilities—Base Rates—New Hampshire—On April 21, 2014, the NHPUC approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue, effective May 1, 2014. The settlement agreement provided for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment provided for an annual increase of $1.8 million in revenue effective May 1, 2015.

Northern Utilities—Pipeline Refund—On February 19, 2015 the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015.

As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund will be credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities will be credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $7.6 million and $8.1 million, respectively, on its Consolidated Balance Sheets as of December 31, 2015.

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

Granite State—Base Rates—Granite State had in place a FERC approved amended settlement agreement under which it had been permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. The final rate adjustment under this agreement was effective August 1, 2014. Granite State has received FERC approval of a second amended settlement agreement under which it will continue to be permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a cost cap. The FERC approval of the second amended settlement included a rate increase of $0.4 million, effective August 1, 2015.

Fitchburg—Base Rates—Electric—On May 30, 2014, the Massachusetts Department of Public Utilities (MDPU) approved a $5.6 million increase in Fitchburg’s base revenue decoupling target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

On June 16, 2015, Fitchburg filed for a $3.8 million increase in electric base revenue decoupling target, which represents a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover prudently incurred additions to utility plant on an annual basis. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Fitchburg—Base Rates—Gas—On June 16, 2015, Fitchburg filed for a $3.0 million increase in gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

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

NHPUC Energy Efficiency Resource Standard Proceeding—On May 8, 2015, the NHPUC issued an order of notice commencing a proceeding to establish an Energy Efficiency Resource Standard, an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. In this proceeding the Commission will define the savings targets and address issues related to public and private funding; program cost recovery; lost-revenue recovery (e.g. decoupling); performance-based incentives and penalties; program administration; and evaluation, measurement, and verification. Initial comments were filed by interested parties on December 9, 2015, and the matter remains pending.

Northern Utilities—Other—In the fourth quarter of 2015, Northern Utilities completed the transition into a new Distribution Operations Center (DOC) for its operations in Portland, Maine. The new property includes an existing building and is located at 376 Riverside Industrial Parkway in Portland, Maine. On September 19, 2014, Northern Utilities sold its existing DOC facility located at 1075 Forest Avenue in Portland, Maine. While the new DOC facility was being renovated, Northern Utilities leased back its existing DOC facility from the new owner. The new DOC facility was needed due to space limitations at the existing DOC. In recent years Northern Utilities’ gas expansion initiative and the work associated with it resulted in staff, company vehicles, and material storage additions to a facility that could not adequately handle these additions. Northern Utilities recognized a net gain on sale of the Forest Avenue property of $0.9 million in the fourth quarter of 2015.

Fitchburg—Electric Operations—On November 24, 2014, Fitchburg submitted its 2014 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were approved, subject to investigation and reconciliation, effective January 1, 2015 for billing purposes, and given final approval by the MDPU on June 16, 2015.

On November 17, 2015, Fitchburg submitted its 2015 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were approved, subject to investigation and reconciliation, effective January 1, 2016 for billing purposes, and given final approval by the MDPU on December 29, 2015.

Fitchburg—Gas Operations—On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. The infrastructure replacement program allows gas distribution companies to accelerate the replacement of eligible infrastructure in order to improve public safety or infrastructure reliability, and to reduce or potentially reduce lost and unaccounted for natural gas. The law also authorizes gas companies to begin to recover through rates the estimated costs associated with infrastructure plans once they are approved by the MDPU, subject to reconciliation to actual prudently incurred costs. Pursuant to this new law, on October 31, 2014, Fitchburg Gas filed with the MDPU a 20 year gas system enhancement plan to replace aging natural gas pipeline infrastructure. On April 30, 2015, the MDPU approved the Company’s plan and allowed the Company to collect $0.3 million to recover the estimated cost to be incurred in calendar year 2015, the first year of the program, to replace eligible leak-prone infrastructure, effective May 1, 2015. The second annual filing, to recover the estimated costs to be incurred in calendar year 2016, was made on October 31, 2015. The Company seeks approval to collect in rates $0.9 million for the costs of its cumulative capital investments for 2015 and 2016, effective May 1, 2016. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2015, Fitchburg submitted its 2014 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division except for the metric related to consumer complaints. As a result of penalty offsets earned, no net penalty was assessed. The electric division met or exceeded all metric benchmarks. On July 7, 2015, the MDPU approved Fitchburg’s 2013 gas division Service Quality Report as filed. On October 21, 2015, the MDPU approved Fitchburg’s 2012 electric division Service Quality Report as filed. On November 25, 2015, the MDPU approved Fitchburg’s 2014 gas division Service Quality Report as filed. Fitchburg’s 2013 and 2014 electric division Service Quality Reports remain pending.

Amendments to MDPU Service Quality Guidelines—On December 22, 2014, the MDPU issued an order adopting new Service Quality Guidelines. The new guidelines, which are to be implemented over several years, establish state-wide standards for most metrics, impose new methods for calculating penalty thresholds, eliminate the ability to offset subpar performance in one metric by exemplary performance in another, and add several new or enhanced metrics. The joint utilities filed a motion with the MDPU to reconsider the adoption of state-wide standards and requested reconsideration and clarification on other technical issues. On December 18, 2015, the MDPU issued its order on the motion to reconsider, and issued revised guidelines. The new guidelines reverse the change to state-wide standards in favor of the company specific standards currently in place, eliminate several metric and reporting requirements and revise several existing metrics in addition to the changes noted above. The Company does not believe that the MDPU’s new Service Quality Guidelines will have a material adverse impact on the Company’s financial condition or results of operations.

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

On December 23, 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” On June 12, 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-

year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. On November 5, 2014, the MDPU issued two inter-related orders regarding Grid Modernization. The first order provided guidance and filing requirements for the business case justification that the electric companies must file as part of their GMPs. The second order required the electric companies to implement sufficient advanced metering functionality to enable the sale of electricity to Basic Service customers via time varying rates (rates which vary depending upon the period or time of day that the electricity is consumed). The MDPU determined that time varying rates will establish pricing signals that will enable customers to save money by altering usage patterns and reducing peak load, among other enumerated benefits. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. These filing are currently under the MDPU’s review. The MDPU is addressing in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

FERC Transmission Formula Rate Proceeding—On December 28, 2015, FERC issued an order, pursuant to section 206 of the Federal Power Act, instituting a proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that this proceeding results in any changes to the rates being charged, a refund period will begin as of January 4, 2016. The Company does not believe this investigation will have a material adverse impact on the Company’s financial condition or results of operations.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2015, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former MGP sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. In Maine, Northern Utilities has documented the presence of MGP sites in Lewiston and Portland, and a former MGP disposal site in Scarborough. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Dover, Somersworth, Portsmouth, Lewiston and Scarborough sites, though future activities may be required.

The site in Portland has been investigated and remedial activities have largely been completed. Final remediation activities were completed in the fourth quarter of 2015, and closure documentation will be prepared for submittal to the regulatory agency in the first half of 2016. In the second quarter of 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of this taking, and pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

Although remediation at the site in Exeter has been substantially completed, sediment contamination attributed to the former MGP was identified off-site. This off-site location has been investigated and remediation activities in Exeter commenced in the fourth quarter of 2015. The anticipated completion of these activities is in the first quarter of 2016.

The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods, without carrying costs. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods, without carrying costs.

Fitchburg’s Manufactured Gas Plant Site—Fitchburg completed the scheduled site work at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the fourth quarter of 2014. The closure documentation for the site was submitted in the fourth quarter of 2015 and is under review by the Massachusetts Department of Environmental Protection.

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

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

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

The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2015, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $472,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $424,000 in the Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2015, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $1,383,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $1,040,000. (See Note 10 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2015, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings was 1.5%, 1.6%, and 1.8% during 2015, 2014, and 2013, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unitil Corporation

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, changes in common stock equity, and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unitil Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Boston, MA

January 28, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Unitil Corporation and subsidiaries:

We have audited the accompanying consolidated statements of earnings, cash flows and changes in common stock equity of Unitil Corporation for the year ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Unitil Corporation and subsidiaries for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Boston, Massachusetts

January 29, 2014

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2015	2014	2013

Operating Revenues:

Gas	$202.6	$201.4	$170.4

Electric	218.0	218.7	190.7

Other	6.2	5.7	5.8

Total Operating Revenues	426.8	425.8	366.9

Operating Expenses:

Cost of Gas Sales	100.7	104.0	85.2

Cost of Electric Sales	132.5	137.9	114.5

Operation and Maintenance	67.1	64.6	60.2

Depreciation and Amortization	45.7	42.1	38.5

Taxes Other Than Income Taxes	17.7	17.2	15.0

Total Operating Expenses	363.7	365.8	313.4

Operating Income	63.1	60.0	53.5

Interest Expense, net	21.9	20.9	18.8

Other (Income) Expense, net	(0.5)	0.4	0.4

Income Before Income Taxes	41.7	38.7	34.3

Income Taxes	15.4	14.0	12.7

Net Income Applicable to Common Shares	$26.3	$24.7	$21.6

Earnings per Common Share—Basic and Diluted	$1.89	$1.79	$1.57

Weighted Average Common Shares Outstanding—(Basic and Diluted)	13.9	13.8	13.8

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2015	2014

Current Assets:

Cash and Cash Equivalents	$8.7	$8.4

Accounts Receivable, net	49.8	60.7

Accrued Revenue	38.4	48.5

Exchange Gas Receivable	11.1	15.0

Gas Inventory	0.8	1.1

Deferred Income Taxes	4.7	—

Prepayments and Other	12.4	11.5

Total Current Assets	125.9	145.2

Utility Plant:

Gas	576.8	522.9

Electric	408.4	390.6

Common	35.5	32.7

Construction Work in Progress	59.9	42.6

Utility Plant	1,080.6	988.8

Less: Accumulated Depreciation	271.7	255.1

Net Utility Plant	808.9	733.7

Other Noncurrent Assets:

Regulatory Assets	99.6	107.6

Other Assets	12.0	13.7

Total Other Noncurrent Assets	111.6	121.3

TOTAL ASSETS	$1,046.4	$1,000.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2015	2014

Current Liabilities:

Accounts Payable	$33.3	$44.2

Short-Term Debt	42.0	29.3

Long-Term Debt, Current Portion	17.4	4.0

Regulatory Liabilities	15.6	8.7

Energy Supply Obligations	14.6	22.1

Environmental Obligations	1.3	3.5

Capital Lease Obligations	3.1	0.5

Deferred Income Taxes	—	3.1

Taxes Payable	2.4	0.1

Other Current Liabilities	14.9	13.9

Total Current Liabilities	144.6	129.4

Noncurrent Liabilities:

Deferred Income Taxes	92.2	72.9

Cost of Removal Obligations	70.1	63.8

Retirement Benefit Obligations	124.4	118.6

Regulatory Liabilities	8.1	0.1

Capital Lease Obligations	11.0	7.5

Environmental Obligations	1.5	2.0

Other Noncurrent Liabilities	3.6	3.7

Total Noncurrent Liabilities	310.9	268.6

Capitalization:

Long-Term Debt, Less Current Portion	308.1	328.9

Stockholders’ Equity:

Common Equity (Outstanding 13,991,430 and 13,916,026 Shares)	237.5	234.7

Retained Earnings	45.1	38.4

Total Common Stock Equity	282.6	273.1

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	282.8	273.3

Total Capitalization	590.9	602.2

Commitments and Contingencies (Note 8)

TOTAL LIABILITIES AND CAPITALIZATION	$1,046.4	$1,000.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2015	2014	2013

Operating Activities:

Net Income	$26.3	$24.7	$21.6

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	45.7	42.1	38.5

Deferred Taxes Provision	11.9	14.4	12.3

Changes in Working Capital Items:

Accounts Receivable	10.9	(8.5)	(4.5)

Accrued Revenue	10.1	8.1	6.8

Regulatory Liabilities	6.9	(1.0)	2.9

Taxes Refundable / Payable	2.3	(0.1)	(0.5)

Exchange Gas Receivable	3.9	(4.2)	(1.4)

Accounts Payable	(10.9)	6.1	5.4

Other Changes in Working Capital Items	(5.4)	6.6	(2.9)

Deferred Regulatory and Other Charges	9.2	(1.6)	15.0

Other, net	4.2	(2.6)	3.1

Cash Provided by Operating Activities	115.1	84.0	96.3

Investing Activities:

Property, Plant and Equipment Additions	(103.9)	(92.6)	(89.5)

Cash Used In Investing Activities	(103.9)	(92.6)	(89.5)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	12.7	(30.9)	10.8

Issuance of Long-Term Debt	—	50.0	—

Repayment of Long-Term Debt	(7.4)	(4.4)	(0.5)

Increase / (Decrease) in Capital Lease Obligations	6.1	6.5	(0.7)

Net (Decrease) Increase in Exchange Gas Financing	(4.0)	4.4	1.2

Dividends Paid	(19.6)	(19.2)	(19.1)

Proceeds from Issuance of Common Stock	1.3	1.2	1.1

Cash (Used In) Provided by Financing Activities	(10.9)	7.6	(7.2)

Net Increase (Decrease) in Cash	0.3	(1.0)	(0.4)

Cash at Beginning of Year	8.4	9.4	9.8

Cash at End of Year	$8.7	$8.4	$9.4

Supplemental Information:

Interest Paid	$22.3	$20.8	$20.8

Income Taxes Paid	$1.8	$1.2	$0.8

Payments on Capital Leases	$1.1	$0.6	$0.7

Capital Expenditures Included in Accounts Payable	$0.4	$0.3	$0.7

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2013	$230.0	$30.4	$260.4

Net Income for 2013		21.6	21.6

Dividends ($1.38 per Common Share)		(19.1)	(19.1)

Shares Issued Under Stock Plans	1.0		1.0

Issuance of 39,559 Common Shares	1.1		1.1

Balance at December 31, 2013	232.1	32.9	265.0

Net Income for 2014		24.7	24.7

Dividends ($1.38 per Common Share)		(19.2)	(19.2)

Shares Issued Under Stock Plans	1.4		1.4

Issuance of 38,020 Common Shares	1.2		1.2

Balance at December 31, 2014	234.7	38.4	273.1

Net Income for 2015		26.3	26.3

Dividends ($1.40 per Common Share)		(19.6)	(19.6)

Shares Issued Under Stock Plans	1.5		1.5

Issuance of 36,265 Common Shares	1.3		1.3

Balance at December 31, 2015	$237.5	$45.1	$282.6

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

Basis of Presentation

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

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

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Revenue Recognition—Non-regulated Operations—Usource, Unitil’s competitive energy brokering subsidiary, records energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period.

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2015 – 3.57%, 2014 – 3.56% and 2013 – 3.59%.

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

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2015 the Company paid quarterly dividends of $0.350 per share, resulting in an annual dividend rate of $1.40 per common share. For the years ended December 31, 2014 and 2013, the Company paid quarterly dividends of $0.345 per share, resulting in an annual dividend rate of $1.38 per common share. At its January 2016 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.3550 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.42 per share from $1.40 per share.

Cash and Cash Equivalents—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2015 and 2014, the Unitil subsidiaries had deposited $2.3 million and $6.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities maintains an account used to implement its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of December 31, 2015 and 2014.

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

Accrued Revenue—Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below) and unbilled revenues (see “Utility Revenue Recognition” above.) The following table shows the components of Accrued Revenue as of December 31, 2015 and 2014.

Accrued Revenue (millions)	December 31,
	2015	2014
Regulatory Assets—Current	$26.8	$37.8
Unbilled Revenues	11.6	10.7

Total Accrued Revenue	$38.4	$48.5

Exchange Gas Receivable—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2015 and 2014.

Exchange Gas Receivable (millions)	December 31,
	2015	2014
Northern Utilities	$10.3	$14.2
Fitchburg	0.8	0.8

Total Exchange Gas Receivable	$11.1	$15.0

Gas Inventory—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2015 and 2014.

Gas Inventory (millions)	December 31,
	2015	2014
Natural Gas	$0.3	$0.8
Propane	0.3	0.2
Liquefied Natural Gas & Other	0.2	0.1

Total Gas Inventory	$0.8	$1.1

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 2.32%, 1.56% and 1.92% in 2015, 2014 and 2013, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2015 and 2014, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $70.1 million and $63.8 million, respectively.

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

Regulatory Assets consist of the following (millions)	December 31,
	2015	2014
Retirement Benefits	$64.7	$65.1
Energy Supply & Other Regulatory Tracker Mechanisms	21.3	31.0
Deferred Storm Charges	15.4	21.2
Environmental	11.2	11.0
Income Taxes	8.5	9.7
Deferred Restructuring Costs	—	1.6
Other	5.3	5.8

Total Regulatory Assets	$126.4	$145.4
Less: Current Portion of Regulatory Assets(1)	26.8	37.8

Regulatory Assets—noncurrent	$99.6	$107.6

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets and in the Accrued Revenue table shown above.

Regulatory Liabilities consist of the following (millions)	December 31,
	2015	2014
Regulatory Tracker Mechanisms	$8.0	$8.8
Gas Pipeline Refund (Note 8)	15.7	—

Total Regulatory Liabilities	23.7	8.8
Less: Current Portion of Regulatory Liabilities	15.6	8.7

Regulatory Liabilities—noncurrent	$8.1	$0.1

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2015 are $6.6 million of deferred storm charges to be recovered over the next two and a half years and $7.4 million of rate case costs and other expenditures to be recovered over the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Prior to April 2013 Northern Utilities purchased natural gas futures contracts on the New York Mercantile Exchange (NYMEX) that correspond to associated delivery months. Beginning in April 2013, the hedging program was redesigned and the Company began purchasing call option contracts on NYMEX natural gas futures contracts for future winter period months. As of December 31, 2015, all futures contracts purchased under the prior program design have been sold and the hedging portfolio now consists entirely of call option contracts.

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

As of December 31, 2015 and December 31, 2014, the Company had 2.5 billion and 2.4 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:

Fair Value
Description	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivative Assets
Natural Gas Futures / Options Contracts	Prepayments and Other	$—	$—
Natural Gas Futures / Options Contracts	Other Noncurrent Assets	—	0.1

Total Derivative Assets		$—	$0.1

Derivative Liabilities
Natural Gas Futures / Options Contracts	Other Current Liabilities	$—	$—
Natural Gas Futures / Options Contracts	Other Noncurrent Liabilities	—	—

Total Derivative Liabilities		$—	$—

	Twelve Months Ended December 31,
	2015	2014
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$0.3	$(0.7)

Amount of Loss / (Gain) Reclassified into the Consolidated Statements of Earnings(1):
Cost of Gas Sales	$0.2	$(0.8)

(1)	These amounts are offset in the Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Investments in Marketable Securities—In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 10).

At December 31, 2015 and 2014, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Prepayments and Other, are $0.7 million and $0, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.

Fair Value of Marketable Securities (millions)	December 31,
	2015	2014
Equity Funds	$0.4	$—
Fixed Income Funds	0.3	—

Total Marketable Securities	$0.7	$—

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. As of December 31, 2015, the unamortized balance of the bargain purchase adjustment was $7.2 million, to be amortized over the next three years.

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2015	2014
Current:
Exchange Gas Obligation	$10.3	$14.2
Renewable Energy Portfolio Standards	4.0	7.4
Power Supply Contract Divestitures	0.3	0.5

Total Energy Supply Obligations—Current	$14.6	$22.1

Noncurrent:
Power Supply Contract Divestitures	$1.6	$1.9

Total Energy Supply Obligations	$16.2	$24.0

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

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits. The generating facilities associated with two of these contracts have been constructed and are operating. Another contract has been approved by the MDPU and is pending facility construction and operation, which is anticipated to begin by the end of 2016. Fitchburg will recover its costs under this contract through a regulatory approved cost tracker rate mechanism.

Power Supply Contract Divestitures—As a result of the restructuring of the utility industry in New Hampshire and Massachusetts, Unitil Energy’s and Fitchburg’s customers have the opportunity to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).

Massachusetts Green Communities Act—In compliance with the Massachusetts Green Communities Act, discussed below in Note 8, Commitments and Contingencies, Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits. The generating facility associated with two of these contracts have been constructed and are operating. Another contract has been approved by the MDPU and is pending facility construction and operation, which is anticipated to begin by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

Retirement Benefit Obligations—The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan. Effective January 1, 2010, the Pension Plan was closed to new non-union employees. For union employees, the Pension Plan was closed on various dates between December 31, 2010 and June 1, 2013, depending on the various Collective Bargaining Agreements of each union. The Company also sponsors a non-qualified retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.

The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates (See Note 10).

Off-Balance Sheet Arrangements—As of December 31, 2015, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 5).

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2015, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below (See Note 8).

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2015, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements—In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01 which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right either to receive cash or another financial instruments from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods with earlier application permitted as of the beginning of the fiscal year of adoption. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17 which simplifies the presentation of deferred income taxes in a classified statement of financial position. Current generally accepted accounting principles (GAAP) require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 amends current GAAP to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This pronouncement is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect this new guidance to have a material impact on the Company’s Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-13 which clarifies the Normal Purchases and Normal Sales scope exception to certain electricity contracts. ASU 2015-13 specifies that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a contract. This pronouncement is effective upon its issuance. The Company has adopted this new guidance and it had no impact on the Company’s Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU 2015-11 which provides authoritative guidance requiring inventory to be measured at the lower of cost or net realizable value. The new guidance defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current guidance requires inventory to be measured at the lower of cost or market where market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. This pronouncement is effective for periods beginning after December 15, 2016 with early adoption permitted. The guidance is required to be applied prospectively. The Company does not expect this new guidance to have a material impact on the Company’s Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-07 which provides authoritative guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Investments measured at net asset value per share using the practical expedient will be presented as a reconciling item between the fair value hierarchy disclosure and the investment line item on the statement of financial position. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The guidance is required to be applied retrospectively to all periods presented. The Company does not expect this new guidance to have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03 which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. ASU 2015-03 does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in August 2015, the FASB issued ASU 2015-15 to add paragraphs indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The effective date of these pronouncements is for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect this new guidance to have a material impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Total Operating Revenues	$172.2	$156.1	$77.5	$73.3	$74.7	$76.6	$102.4	$119.8
Operating Income	$28.4	$25.4	$8.9	$7.1	$7.3	$7.4	$18.5	$20.1
Net Income (Loss) Applicable to Common	$13.6	$12.6	$1.7	$1.1	$1.7	$1.6	$9.3	$9.4

	Per Share Data:
Earnings Per Common Share	$0.98	$0.91	$0.12	$0.08	$0.12	$0.11	$0.67	$0.69
Dividends Paid Per Common Share	$0.350	$0.345	$0.350	$0.345	$0.350	$0.345	$0.350	$0.345

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

The following table provides significant segment financial data for the years ended December 31, 2015, 2014 and 2013 (millions):

Year Ended December 31, 2015	Gas	Electric	Non- Regulated	Other	Total

Revenues	$202.6	$218.0	$6.2	$—	$426.8

Interest Income	0.8	0.7	0.1	0.3	1.9

Interest Expense	13.3	8.8	—	1.7	23.8

Depreciation & Amortization Expense	20.7	24.0	0.1	0.9	45.7

Income Tax Expense (Benefit)	10.2	5.5	0.8	(1.1)	15.4

Segment Profit	15.3	8.7	1.3	1.0	26.3

Segment Assets	596.7	416.8	6.6	26.3	1,046.4

Capital Expenditures	64.9	29.9	0.1	9.0	103.9

Year Ended December 31, 2014

Revenues	$201.4	$218.7	$5.7	$—	$425.8

Interest Income	0.3	0.6	0.1	0.3	1.3

Interest Expense	11.5	9.1	—	1.6	22.2

Depreciation & Amortization Expense	18.8	22.3	—	1.0	42.1

Income Tax Expense (Benefit)	10.8	4.5	0.6	(1.9)	14.0

Segment Profit	15.8	6.8	0.9	1.2	24.7

Segment Assets	566.3	414.1	6.3	13.5	1,000.2

Capital Expenditures	62.3	24.8	0.3	5.2	92.6

Year Ended December 31, 2013

Revenues	$170.4	$190.7	$5.8	$—	$366.9

Interest Income	0.5	2.2	0.1	0.4	3.2

Interest Expense	11.0	9.5	—	1.5	22.0

Depreciation & Amortization Expense	17.2	20.3	—	1.0	38.5

Income Tax Expense (Benefit)	7.5	5.1	0.8	(0.7)	12.7

Segment Profit	12.5	7.6	1.2	0.3	21.6

Segment Assets	502.3	402.8	6.2	9.3	920.6

Capital Expenditures	61.1	23.6	—	4.8	89.5

Note 4: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2015, 2014 and 2013, the Company recorded provisions for the energy commodity portion of bad debts of $2.6 million, $2.6 million and $1.4 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, as a result of the MDPU’s final rate order dated May 30, 2014, discussed below, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2013—2015 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2015
Electric	$1.3	$2.5	$0.3	$3.5	$0.6
Gas	0.4	2.8	0.4	3.1	0.5
Other	0.1	—	—	—	0.1

	$1.8	$5.3	$0.7	$6.6	$1.2

Year Ended December 31, 2014
Electric	$1.3	$2.9	$0.3	$3.2	$1.3
Gas	0.2	3.1	0.3	3.2	0.4
Other	0.1	—	—	—	0.1

	$1.6	$6.0	$0.6	$6.4	$1.8

Year Ended December 31, 2013
Electric	$1.1	$2.6	$0.2	$2.6	$1.3
Gas	0.7	2.0	0.2	2.7	0.2
Other	0.1	—	—	—	0.1

	$1.9	$4.6	$0.4	$5.3	$1.6

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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2015, in accordance with the covenants, these subsidiary companies had a combined amount of $163.1 million available for the payment of dividends and Unitil Corporation had $194.6 million available for the payment of dividends. As of December 31, 2015, the Company’s balance in Retained Earnings was $45.1 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2015 for the payment of dividends.

Issuance of Long-Term Debt—On October 15, 2014, Northern Utilities completed a private placement of $50 million aggregate principal amount of 4.42% Senior Unsecured Notes due October 15, 2044 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes.

Debt Repayment—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $7.4 million, $4.4 million, and $0.5 million in 2015, 2014, and 2013, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2015 is: 2016 – $17.4 million; 2017 – $17.2 million; 2018 – $30.1 million; 2019 – $18.8 million; 2020 – $19.8 million and thereafter $222.2 million.

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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2015	2014
Estimated Fair Value of Long-Term Debt	$345.2	$380.6

Details on long-term debt at December 31, 2015 and 2014 are shown below:

Long-Term Debt (millions)	December 31,
	2015	2014
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0

Unitil Energy First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0
8.49% Series, Due October 14, 2024	12.0	15.0
6.96% Series, Due September 1, 2028	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0

Fitchburg Long-Term Notes:
6.75% Notes, Due November 30, 2023	11.4	15.2
7.37% Notes, Due January 15, 2029	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0

Unitil Realty Corp. Senior Secured Notes:
8.00% Notes, Due August 1, 2017	1.1	1.7

Total Long-Term Debt	325.5	332.9
Less: Current Portion	17.4	4.0

Total Long-Term Debt, Less Current Portion	$308.1	$328.9

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

A summary of interest expense and interest income is provided in the following table:

Interest Expense, net (millions)
	2015	2014	2013
Interest Expense
Long-Term Debt	$22.0	$20.5	$20.2
Short-Term Debt	0.9	1.1	1.2
Regulatory Liabilities	0.9	0.6	0.6

Subtotal Interest Expense	23.8	22.2	22.0

Interest Income
Regulatory Assets	(0.7)	(0.6)	(2.3)
AFUDC(1) and Other	(1.2)	(0.7)	(0.9)

Subtotal Interest Income	(1.9)	(1.3)	(3.2)

Total Interest Expense, net	$21.9	$20.9	$18.8

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

The Company utilizes the credit facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $140.3 million and $179.4 million for the years ended December 31, 2015 and December 31, 2014, respectively. Total gross repayments were $127.6 million and $210.3 million for the years ended December 31, 2015 and December 31, 2014, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2015 and December 31, 2014:

Revolving Credit Facility (millions)
	December 31,
	2015	2014
Limit	$120.0	$120.0
Outstanding	$42.0	$29.3
Available	$78.0	$90.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2015 and December 31, 2014, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

The weighted average interest rates on all short-term borrowings were 1.5%, 1.6%, and 1.8% during 2015, 2014, and 2013, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, and Northern Utilities are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2015, there are $2.6 million of current and $10.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $10.8 million and $15.1 million of natural gas storage inventory at December 31, 2015 and 2014, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2015, which was payable in January 2016, was $0.6 million and recorded in Accounts Payable at December 31, 2015. The amount of natural gas inventory released in December 2014, which was payable in January 2015, was $1.0 million and recorded in Accounts Payable at December 31, 2014.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2015, 2014 and 2013 amounted to $1.7 million, $1.3 million and $1.2 million respectively.

Assets under capital leases amounted to approximately $15.3 million and $9.7 million as of December 31, 2015 and 2014, respectively, less accumulated amortization of $0.8 million and $0.8 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2015. The payments for capital leases consist of $3.1 million of current Capital Lease Obligations and $11.0 million of noncurrent Capital Lease Obligations on the Company’s Consolidated Balance Sheets as of December 31, 2015. $2.6 million of the current Capital Lease Obligations and $10.4 million of the noncurrent Capital Lease Obligations reflect amounts under a financing arrangement entered into in April 2014 for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation.

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2016	$1,326	$3,060
2017	1,048	2,937
2018	698	2,891
2019	355	2,851
2020	180	2,357
2021 – 2025	125	—

Total Payments	$3,732	$14,096

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2015, there were approximately $19.3 million of guarantees outstanding and the longest term guarantee extends through August 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of December 31, 2015, the principal amount outstanding for the 8% Unitil Realty notes was $1.1 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Note 6: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 13,916,026 and 13,991,430 shares of common stock outstanding at December 31, 2014 and December 31, 2015, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2014 and December 31, 2015.

Dividend Reinvestment and Stock Purchase Plan—During 2015, the Company sold 36,265 shares of its common stock, at an average price of $34.77 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.3 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2014 and 2013, the Company raised $1.2 million and $1.1 million, respectively, through the issuance of 38,020 and 39,559 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. (See Part II, Item 5, for additional information). During 2015, 2014 and 2013, the Company repurchased 1,981, 2,763 and 2,969 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.1 million, $0.1 million and $0.1 million in 2015, 2014 and 2013, respectively.

During 2015, 2014 and 2013, the Company did not cancel or retire any of its common stock.

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

Restricted Shares issued for 2013 – 2015 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
2/4/13	21,240	$0.6
1/31/14	35,500	$1.1
1/26/15	40,010	$1.5

There were 70,761 and 67,334 non-vested shares under the Stock Plan as of December 31, 2015 and 2014, respectively. The weighted average grant date fair value of these shares was $32.56 per share and $28.51 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $1.9 million, $1.4 million and $0.7 million in 2015, 2014 and 2013, respectively. At December 31, 2015, there was approximately $1.1 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.4 years. There were 871 restricted shares forfeited and zero restricted shares cancelled under the Stock Plan during 2015. On January 26, 2016, there were 43,220 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million.

Restricted Stock Units

Restricted Stock Units, which are issued to members of the Company’s Board of Directors, earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units.

The equity portion of Restricted Stock Units activity during 2015 and 2014 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2015		2014
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	23,576	$29.90	14,903	$28.90
Restricted Stock Units Granted	8,965	$36.54	9,078	$31.23
Dividend Equivalents Earned	1,047	$35.01	701	$33.18
Restricted Stock Units Settled	—	—	(1,106)	$29.49

Ending Restricted Stock Units	33,588	$31.83	23,576	$29.90

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014 is $0.5 million and $0.4 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2015. There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2014. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2015 and December 31, 2014, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share.

(Millions except shares and per share data)	2015	2014	2013
Earnings Available to Common Shareholders	$26.3	$24.7	$21.6

Weighted Average Common Shares Outstanding—Basic (000’s)	13,917	13,843	13,773
Plus: Diluted Effect of Incremental Shares (000’s)	3	4	2

Weighted Average Common Shares Outstanding—Diluted (000’s)	13,920	13,847	13,775

Earnings per Share—Basic and Diluted	$1.89	$1.79	$1.57

For 2015, 2014 and 2013, respectively, 36,941, 0 and 4,481 weighted average non-vested restricted shares were not included in the above computation because the effect would have been antidilutive.

Note 7: Energy Supply

Natural Gas Supply

Unitil manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Northern Utilities’ Commercial and Industrial (C&I) customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors, and third-party supply is prevalent among Northern Utilities’ larger C&I customers. Most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. Fitchburg’s residential and C&I business customers have the opportunity to purchase their natural gas supply from third-party gas supply vendors. Many large and some medium C&I customers purchase their supplies from third-party suppliers, while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. The approved costs associated with the acquisition of such wholesale natural gas supplies for customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Northern Utilities has available under firm contract 115,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 3.6 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts from producers and marketers on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), to truck supplies to storage facilities within Fitchburg’s service territory.

Fitchburg has available under firm contract 14,057 MMbtu per day of year-round transportation and 0.33 BCF of underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.

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

As a result of restructuring of the electric utility industry in Massachusetts and New Hampshire, Unitil’s customers in both New Hampshire and Massachusetts have the opportunity to purchase their electric supply from competitive third-party energy suppliers. As of December 2015, 79% of Unitil’s largest New Hampshire customers, representing 26% of total New Hampshire electric energy sales, and 88% of Unitil’s largest Massachusetts customers, representing 34% of total Massachusetts electric energy sales; are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base and customers in Ashby comprise another 5%. In New Hampshire, the number of residential customers purchasing from a third party supplier has increased more than tenfold in the past three years and stands at 13% of residential customers. Notwithstanding this activity, most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity (2012) in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facilities associated with two of these contracts have been constructed and are operating. Another contract has been approved by the MDPU and is pending facility construction and operation, which is anticipated to begin by the end of 2016. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2015. The remaining balance of these assets is $1.9 million as of December 31, 2015, including $0.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $1.6 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next six years. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

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

Northern Utilities—Base Rates—New Hampshire—On April 21, 2014, the NHPUC approved a settlement agreement providing for an increase of $4.6 million in distribution base revenue, effective May 1, 2014. The settlement agreement provided for additional step adjustments in 2014 and 2015 to recover the revenue requirements associated with investments in gas mains extensions and infrastructure replacement projects. The 2014 step adjustment provided for an annual increase in revenue of $1.4 million, effective May 1, 2014. The 2015 step adjustment provided for an annual increase of $1.8 million in revenue effective May 1, 2015.

Northern Utilities—Pipeline Refund—On February 19, 2015 the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund will be credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities will be credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $7.6 million and $8.1 million, respectively, on its Consolidated Balance Sheets as of December 31, 2015.

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

Granite State—Base Rates—Granite State had in place a FERC approved amended settlement agreement under which it had been permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. The final rate adjustment under this agreement was effective August 1, 2014. Granite State has received FERC approval of a second amended settlement agreement under which it will continue to be permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a cost cap. The FERC approval of the second amended settlement included a rate increase of $0.4 million, effective August 1, 2015.

Fitchburg—Base Rates—Electric—On May 30, 2014, the Massachusetts Department of Public Utilities (MDPU) approved a $5.6 million increase in Fitchburg’s base revenue decoupling target, effective June 1, 2014. The MDPU approved a 9.7% return on equity and a common equity ratio of 48%. As part of the increase in base revenue, the MDPU approved the recovery, over three years, of $5.0 million of previously deferred emergency storm repair costs incurred in 2011 and 2012. In addition, the MDPU approved an expanded storm resiliency vegetation management program at an annual funding amount of $0.5 million. The MDPU also approved the recovery of $0.9 million over a five-year period of past due amounts associated with hardship accounts that are protected from shut-off. The impact of the rate order on previously capitalized or deferred items was not material.

On June 16, 2015, Fitchburg filed for a $3.8 million increase in electric base revenue decoupling target, which represents a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover prudently incurred additions to utility plant on an annual basis. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Fitchburg—Base Rates—Gas—On June 16, 2015, Fitchburg filed for a $3.0 million increase in gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Discovery and hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

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

NHPUC Energy Efficiency Resource Standard Proceeding—On May 8, 2015, the NHPUC issued an order of notice commencing a proceeding to establish an Energy Efficiency Resource Standard, an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. In this proceeding the Commission will define the savings targets and address issues related to public and private funding; program cost recovery; lost-revenue recovery (e.g. decoupling); performance-based incentives and penalties; program administration; and evaluation, measurement, and verification. Initial comments were filed by interested parties on December 9, 2015, and the matter remains pending.

Northern Utilities—Other—In the fourth quarter of 2015, Northern Utilities completed the transition into a new Distribution Operations Center (DOC) for its operations in Portland, Maine. The new property includes an existing building and is located at 376 Riverside Industrial Parkway in Portland, Maine. On September 19, 2014, Northern Utilities sold its existing DOC facility located at 1075 Forest Avenue in Portland, Maine. While the new DOC facility was being renovated, Northern Utilities leased back its existing DOC facility from the new owner. The new DOC facility was needed due to space limitations at the existing DOC. In recent years Northern Utilities’ gas expansion initiative and the work associated with it resulted in staff, company vehicles, and material storage additions to a facility that could not adequately handle these additions. Northern Utilities recognized a net gain on sale of the Forest Avenue property of $0.9 million in the fourth quarter of 2015.

Fitchburg—Electric Operations—On November 24, 2014, Fitchburg submitted its 2014 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were approved, subject to investigation and reconciliation, effective January 1, 2015 for billing purposes, and given final approval by the MDPU on June 16, 2015.

On November 17, 2015, Fitchburg submitted its 2015 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were approved, subject to investigation and reconciliation, effective January 1, 2016 for billing purposes, and given final approval by the MDPU on December 29, 2015.

Fitchburg—Gas Operations—On June 26, 2014, the Governor of Massachusetts signed into law a gas leak bill providing for the following, among other items: amends MDPU’s ability to fine gas companies for violations of gas pipeline safety rules consistent with federal law; establishes a uniform natural gas leak classification standard for the Commonwealth; provides that the MDPU investigate new programs and policies to facilitate customer conversions to natural gas; and establishes an infrastructure replacement program to address aging natural gas pipeline infrastructure. The infrastructure replacement program allows gas distribution companies to accelerate the replacement of eligible infrastructure in order to improve public safety or infrastructure reliability, and to reduce or potentially reduce lost and unaccounted for natural gas. The law also authorizes gas companies to begin to recover through rates the estimated costs associated with infrastructure plans once they are approved by the MDPU, subject to reconciliation to actual prudently incurred costs. Pursuant to this new law, on October 31, 2014, Fitchburg Gas filed with the MDPU a 20 year gas system enhancement plan to replace aging natural gas pipeline infrastructure. On April 30, 2015, the MDPU approved the Company’s plan and allowed the Company to collect $0.3 million to recover the estimated cost to be incurred in calendar year 2015, the first year of the program, to replace eligible leak-prone infrastructure, effective May 1, 2015. The second annual filing, to recover the estimated costs to be incurred in calendar year 2016, was made on October 31, 2015. The Company seeks approval to collect in rates $0.9 million for the costs of its cumulative capital investments for 2015 and 2016, effective May 1, 2016. This matter remains pending.

Fitchburg—Service Quality—On March 1, 2015, Fitchburg submitted its 2014 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for its gas division except for the metric related to consumer complaints. As a result of penalty offsets earned, no net penalty was assessed. The electric division met or exceeded all metric benchmarks. On July 7, 2015, the MDPU approved Fitchburg’s 2013 gas division Service Quality Report as filed. On October 21, 2015, the MDPU approved Fitchburg’s 2012 electric division Service Quality Report as filed. On November 25, 2015, the MDPU approved Fitchburg’s 2014 gas division Service Quality Report as filed. Fitchburg’s 2013 and 2014 electric division Service Quality Reports remain pending.

Amendments to MDPU Service Quality Guidelines—On December 22, 2014, the MDPU issued an order adopting new Service Quality Guidelines. The new guidelines, which are to be implemented over several years, establish state-wide standards for most metrics, impose new methods for calculating penalty thresholds, eliminate the ability to offset subpar performance in one metric by exemplary performance in another, and add several new or enhanced metrics. The joint utilities filed a motion with the MDPU to reconsider the adoption of state-wide standards and requested reconsideration and clarification on other technical issues. On December 18, 2015, the MDPU issued its order on the motion to reconsider, and issued revised guidelines. The new guidelines reverse the change to state-wide standards in favor of the company specific standards currently in place, eliminate several metric and reporting requirements and revise several existing metrics in addition to the changes noted above. The Company does not believe that the MDPU’s new Service Quality Guidelines will have a material adverse impact on the Company’s financial condition or results of operations.

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

On December 23, 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” On June 12, 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP will be a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. On November 5, 2014, the MDPU issued two inter-related orders regarding Grid Modernization. The first order provided guidance and filing requirements for the business case justification that the electric companies must file as part of their GMPs. The second order required the electric companies to implement sufficient advanced metering functionality to enable the sale of electricity to Basic Service customers via time varying rates (rates which vary depending upon the period or time of day that the electricity is consumed). The MDPU determined that time varying rates will establish pricing signals that will enable customers to save money by altering usage patterns and reducing peak load, among other enumerated benefits. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. These filing are currently under the MDPU’s review. The MDPU is addressing in separate proceedings (1) cybersecurity, privacy, and access to meter data, and (2) electric vehicles. These matters remain pending.

FERC Transmission Formula Rate Proceeding—On December 28, 2015, FERC issued an order, pursuant to section 206 of the Federal Power Act, instituting a proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that this proceeding results in any changes to the rates being charged, a refund period will begin as of January 4, 2016. The Company does not believe this investigation will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Complaint, as amended, includes M.G.L. ch. 93A claims for purported unfair and deceptive trade practices related to the December 2008 ice storm. Following several years of discovery, the plaintiffs in the complaint filed a motion with the Court to certify the case as a class action. On January 7, 2013, the Court issued its decision denying plaintiffs’ motion to certify the case as a class action. The plaintiffs appealed this decision to the SJC, and the SJC upheld the lower Court’s order. Subsequently, Plaintiffs filed a renewed motion to certify a class under a different theory than previously argued. The Company filed its opposition to this motion and also filed a motion for summary judgment. On July 27, 2015, the Court issued its decision allowing class certification and denying the Company’s motion for summary judgment. The Company appealed this decision to the SJC, and on October 15, 2015, the SJC granted the Company’s motion for direct review of the case, and it is being briefed by the parties and set for oral argument during the first quarter of 2016. The Town of Lunenburg has filed a separate action in the Court arising out of the December 2008 ice storm. The Court accepted the parties’ joint schedule with discovery continuing into 2016 and trial likely in late 2016. The Company continues to believe that both of these suits are without merit and will continue to defend itself vigorously. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these suits will not have a material impact on its financial position, operating results or cash flows.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2015, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. In Maine, Northern Utilities has documented the presence of MGP sites in Lewiston and Portland, and a former MGP disposal site in Scarborough. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites.

Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Dover, Somersworth, Portsmouth, Lewiston and Scarborough sites, though future activities may be required.

The site in Portland has been investigated and remedial activities have largely been completed. Final remediation activities were completed in the fourth quarter of 2015, and closure documentation will be prepared for submittal to the regulatory agency in the first half of 2016. In the second quarter of 2014, the State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal. As a result of this taking, and pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

Although remediation at the site in Exeter has been substantially completed, sediment contamination attributed to the former MGP was identified off-site. This off-site location has been investigated and remediation activities in Exeter commenced in the fourth quarter of 2015. The anticipated completion of these activities is in the first quarter of 2016.

The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods, without carrying costs. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods, without carrying costs.

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

Fitchburg’s Manufactured Gas Plant Site—Fitchburg completed the scheduled site work at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the fourth quarter of 2014. The closure documentation for the site was submitted in the fourth quarter of 2015 and is under review by the Massachusetts Department of Environmental Protection.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years ended December 31, 2015 and 2014.

Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2015	2014	2015	2014	2015	2014
Total Balance at Beginning of Period	$1.9	$12.0	$3.6	$2.8	$5.5	$14.8
Additions	—	—	2.9	1.3	2.9	1.3
Less: Payments / Reductions	0.7	10.1	4.9	0.5	5.6	10.6

Total Balance at End of Period	$1.2	$1.9	$1.6	$3.6	$2.8	$5.5

Less: Current Portion	0.2	1.9	1.1	1.6	1.3	3.5

Noncurrent Balance at December 31, 2014	$1.0	$—	$0.5	$2.0	$1.5	$2.0

Note 9: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2015, 2014 and 2013 are shown in the table below:

	($000’s)
	2015	2014	2013
Current Federal Tax Provision (Benefit)
Operating Income	$3,710	$3,179	$—
Current Benefit of Operating Loss Carryforwards	(3,710)	(3,179)	—

Total Current Federal Tax Provision (Benefit)	—	—	—

Deferred Federal Tax Provision (Benefit)
Utility Plant Differences	17,924	10,649	28,907
Net Operating Loss Carryforwards / (Carrybacks)	2,374	2,589	(8,053)
Regulatory Assets and Liabilities	(6,101)	(5,946)	(11,483)
Other, net	(1,784)	3,517	681

Total Deferred Federal Tax Provision (Benefit)	12,413	10,809	10,052

Total Federal Tax Provision	12,413	10,809	10,052

State
Current	3,530	(387)	386
Deferred	(500)	3,573	2,214

Total State Tax Provision	3,030	3,186	2,600

Total Provision for Federal and State Income Taxes	$15,443	$13,995	$12,652

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2015	2014	2013
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, net	5	2	5
Utility Plant Differences	(2)	(1)	(2)
Tax Credits and Other, net	—	1	—

Effective Income Tax Rate	37%	36%	37%

Temporary differences which gave rise to current deferred tax assets and liabilities in 2015 and 2014, are shown below:

Current Deferred Income Taxes (000’s)	2015	2014
Accrued Revenue, Current Portion	$5,090	$(3,038)
Other, net	(348)	(90)

Total Current Deferred Income Tax Assets (Liabilities)	$4,742	$(3,128)

Temporary differences which gave rise to noncurrent deferred tax assets and liabilities in 2015 and 2014, are shown below:

Noncurrent Deferred Income Taxes (000’s)	2015	2014
Utility Plant Differences	$141,185	$120,534
Retirement Benefit Obligations	(43,543)	(44,829)
Net Operating Loss Carryforwards	(10,500)	(13,122)
Regulatory Assets & Liabilities	10,535	12,740
AMT Tax Credit Carryforwards	(2,677)	(2,139)
Other, net	(2,792)	(314)

Total Noncurrent Deferred Income Tax Liabilities	$92,208	$72,870

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

The Company filed its tax returns for the year ended December 31, 2014 with the Internal Revenue Service in September 2015 and generated additional federal net operating loss (NOL) carryforward assets principally due to current tax repair deductions, tax depreciation and research and development deductions. For the year ended December 31, 2015, the Company utilized $3.7 million of its federal NOL carryforward assets in the calculation of its provisions for income taxes for the period. As of December 31, 2015, the Company had recorded cumulative federal NOL carryforward assets of $11.3 million to offset against taxes payable in future periods. If unused, the Company’s federal NOL carryforward assets will begin to expire in 2029. In addition, at December 31, 2015, the Company had $2.1 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

In 2015, Unitil recognized a tax benefit of $63,000 in the tax provision related to Federal research and development tax credits under the rules of section 41 of the Internal Revenue Code, which the Company claimed on its 2014 tax return filed in September of 2015. The Company will continue to recognize a tax benefit on its incremental qualified research expenses and has recognized a tax benefit in the tax provision of $288,000 related to 2015 expenditures.

The Company evaluated its tax positions at December 31, 2015 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2012; December 31, 2013; and December 31, 2014.

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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.

Effective with the acquisitions of Northern Utilities and Granite State, the Company assumed the assets and obligations of the Northern Utilities and Granite State pension plans with respect to active union employees. All other active employees of Northern Utilities and Granite State effectively became members of the Company’s Pension Plan as of the acquisitions closing date.

Certain employees of Northern Utilities qualified for participation in the Company’s PBOP Plan effective with the acquisition closing date.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2015	2014	2013
Used to Determine Plan costs for years ended December 31:
Discount Rate(1)	4.00%	4.80%	4.00%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.00%	8.50%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	8.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2018	2018	2017
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$1,383	$989	$1,169
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(1,040)	$(771)	$(895)

(1)

As a result of the addition of a plan participant to the SERP in July 2015, the Company was required to update the discount rate used in determining SERP costs for the remainder of 2015. Based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves at that time, the Company assumed a discount rate of 4.30% for the SERP from July through December of 2015.

Used to Determine Benefit Obligations at December 31:
Discount Rate	4.30%	4.00%	4.80%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%	8.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2022	2018	2018
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$14,877	$15,325	$9,957
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(11,611)	$(11,829)	$(7,942)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2015, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $472,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2015 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Service Cost	$3,689	$3,006	$3,573	$2,622	$1,988	$2,523	$120	$57	$73

Interest Cost	5,392	5,092	4,567	2,918	2,686	2,448	330	272	241

Expected Return on Plan Assets	(6,779)	(6,245)	(5,955)	(1,093)	(920)	(722)	—	—	—

Prior Service Cost Amortization	265	211	208	1,682	1,682	1,701	85	11	11

Actuarial Loss Amortization	4,714	2,847	4,229	1,150	56	786	327	100	184

Sub-total	7,281	4,911	6,622	7,279	5,492	6,736	862	440	509

Amounts Capitalized or Deferred	(3,397)	(1,881)	(2,929)	(3,423)	(2,270)	(3,010)	—	—	—

NPBC Recognized	$3,884	$3,030	$3,693	$3,856	$3,222	$3,726	$862	$440	$509

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs or as a reduction of regulatory assets over the next fiscal year is $4.7 million, $2.5 million and $0.3 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2015, 2014 and 2013 before capitalization and deferral was $7.3 million, $4.9 million and $6.6 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2015, 2014 and 2013 would have been $7.3 million, $4.3 million and $6.6 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2015	2014	2015	2014	2015	2014

Plan Assets at Beginning of Year	$86,744	$82,551	$12,840	$10,829	$—	$—

Actual Return on Plan Assets	645	4,248	(214)	486	—	—

Employer Contributions	4,215	4,191	4,000	3,650	40	53

Participant Contributions	—	—	63	59	—	—

Benefits Paid	(4,410)	(4,246)	(2,515)	(2,184)	(40)	(53)

Plan Assets at End of Year	$87,194	$86,744	$14,174	$12,840	$—	$—

Change in PBO:

PBO at Beginning of Year	$136,662	$108,295	$73,923	$56,899	$7,965	$5,857

Service Cost	3,689	3,006	2,622	1,988	120	57

Interest Cost	5,392	5,092	2,918	2,686	330	272

Participant Contributions	—	—	63	59	—	—

Plan Amendments	474	—	—	—	608	—

Benefits Paid	(4,410)	(4,246)	(2,515)	(2,184)	(40)	(53)

Actuarial (Gain) or Loss	(991)	24,515	(762)	14,475	194	1,832

PBO at End of Year	$140,816	$136,662	$76,249	$73,923	$9,177	$7,965

Funded Status: Assets vs PBO	$(53,622)	$(49,918)	$(62,075)	$(61,083)	$(9,177)	$(7,965)

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets of $64.7 million and $65.1 million at December 31, 2015 and 2014, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $126.8 million and $121.8 million as of December 31, 2015 and 2014, respectively. The ABO for the SERP was $7.0 million and $6.3 million as of December 31, 2015 and 2014, respectively. For the PBOP Plan, the ABO and PBO are the same.

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2016 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Employer Contributions	$4,215	$4,191	$3,700	$4,000	$3,650	$3,280	$40	$53	$53
Participant Contributions	$—	$—	$—	$63	$59	$36	$—	$—	$—
Benefit Payments	$4,410	$4,246	$3,764	$2,515	$2,184	$1,942	$40	$53	$53

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2016	$5,181	$2,178	$426
2017	5,522	2,318	421
2018	5,560	2,503	416
2019	6,086	2,700	475
2020	6,345	2,866	469
2021 - 2025	37,857	17,932	3,027

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 47% in common stock equities, 37% in fixed income securities, 10% in real estate securities and 6% in a combined equity and debt fund. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the tables below.

Pension Plan	Target Allocation 2016	Actual Allocation at December 31,
		2015	2014	2013
Equity Funds	47%	46%	49%	54%
Debt Funds	37%	37%	36%	32%
Real Estate Fund	10%	11%	10%	1%
Asset Allocation Fund(1)	6%	6%	5%	5%
Other(2)	0%	0%	0%	8%

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.
(2)	Represents investments being held in cash equivalents as of December 31, 2013 pending transfer into a Real Estate Fund.

PBOP Plan	Target Allocation 2016	Actual Allocation at December 31,
		2015	2014	2013
Equity Funds	55%	53%	56%	57%
Debt Funds	45%	47%	44%	43%

Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 8.00% for 2015. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2015 and 2014 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Pension Plan Assets:
Equity Funds	$40,124	$40,124	$—	$—
Fixed Income Funds	32,192	32,192	—	—
Asset Allocation Fund	5,527	5,527	—	—
Real Estate Fund	9,351	—	—	9,351

Total Assets	$87,194	$77,843	$—	$9,351

2014
Pension Plan Assets:
Equity Funds	$42,760	$42,760	$—	$—
Fixed Income Funds	31,136	31,136	—	—
Asset Allocation Fund	4,676	4,676	—	—
Real Estate Fund	8,172	—	—	8,172

Total Assets	$86,744	$78,572	$—	$8,172

The following tables set forth additional disclosures of Pension Plan investments whose fair value is estimated using net asset value per share as of December 31, 2015 and 2014 (000’s):

	Fair Value Estimated Using NAV Per Share
Description	Fair Value	Unfunded Commitment	Redemption Frequency	Redemption Notice Period
	December 31, 2015
SEI Core Property Collective Investment Trust Fund(1)	$9,351	$—	Quarterly	65 days

	December 31, 2014

SEI Core Property Collective Investment Trust Fund(1)	$8,172	$—	Quarterly	65 days

(1)

The SEI Core Property Collective Investment Trust Fund, through the SEI Core Property Fund, seeks both current income and long-term capital appreciation through investing in underlying funds that acquire, manage, and dispose of commercial real estate properties.

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31, 2015 and 2014 (000’s):

Level 3 Assets—SEI Core Property Collective Investment Trust Fund
	December 31,
	2015	2014
Beginning Balance	$8,172	$1,125
Actual Return on Investments:
Related to Investments Held at Year-End	1,179	672
Related to Investments Sold During the Year	—	—

Total Return on Investments	1,179	672
Purchases, Sales and Settlements	—	6,375

Ending Balance	$9,351	$8,172

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2015 and 2014 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$6,620	$6,620	$—	$—
Equity Funds	7,554	7,554

Total Assets	$14,174	$14,174	$—	$—

2014
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$5,661	$5,661	$—	$—
Index Funds	5,313	5,313
Equity Funds	1,866	1,866

Total Assets	$12,840	$12,840	$—	$—

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

The Company’s contributions to the 401(k) Plan were $2,098,000, $1,877,000 and $1,678,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2015 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting. The Company plans to implement a new customer information system; the project is in process and the timing of the implementation is subject to the completion of user testing and system acceptance.

Item 9B.	Other Information

On January 28, 2016, the Company issued a press release announcing its results of operations for the quarter and year ended December 31, 2015. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 20, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Balance Sheets—December 31, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
2.1	Stock Purchase Agreement among Nisource Inc., Bay State Gas Company and Unitil Corporation.	Exhibit 2.1 to Form 8-K dated February 15, 2008 (SEC File No. 1-8858)

3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986 (SEC File No. 1-8858)

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987 (SEC File No. 1-8858)

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.7***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.8	Entitlement Sale and Administrative Services Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999 (SEC File No. 1-8858)

10.9***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

10.10***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.11***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.14***	Employment Agreement effective November 1, 2015 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated October 21, 2015 (SEC File No. 1-8858)

10.15	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.16	First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2015 by and among Unitil Corporation, Bank of America, N.A., and the other parties thereto.	Exhibit 10.1 to Form 8-K dated July 24, 2015 (SEC File No. 1-8858)

10.17	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.18***	Unitil Corporation—Compensation of Directors.	Exhibit 10.18 to Form 10-K for 2014 (SEC File No. 1-8858)

10.19***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015)	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated January 28, 2016 Announcing Earnings For the Quarter and Year Ended December 31, 2015	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date January 28, 2016	By	/s/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G.SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	January 28, 2016

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	January 28, 2016

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	January 28, 2016

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	January 28, 2016

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	January 28, 2016

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	January 28, 2016

/S/ EBEN S. MOULTON Eben S. Moulton	Director	January 28, 2016

/S/ DAVID P. BROWNELL David P. Brownell	Director	January 28, 2016

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	January 28, 2016

/S/ MICHAEL B. GREEN Michael B. Green	Director	January 28, 2016

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	January 28, 2016

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	January 28, 2016

/S/ DAVID A. WHITELEY David A. Whiteley	Director	January 28, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Reference*
2.1	Stock Purchase Agreement among Nisource Inc., Bay State Gas Company and Unitil Corporation.	Exhibit 2.1 to Form 8-K dated February 15, 2008 (SEC File No. 1-8858)

3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 30, 1993 for the 6.75% Notes due November 23, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858)

4.3	Fitchburg Note Agreement dated January 26, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

Exhibit Number	Description of Exhibit	Reference*
4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

10.1	Unitil System Agreement dated June 19, 1986 providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.9 to Form 10-K for 1986 (SEC File No. 1-8858)

10.2	Supplement No. 1 to Unitil System Agreement providing that Unitil Power will supply wholesale requirements electric service to CECo and E&H.	Exhibit 10.8 to Form 10-K for 1987 (SEC File No. 1-8858)

10.3	Transmission Agreement between Unitil Power Corp. and Public Service Company of New Hampshire, effective November 11, 1992.	Exhibit 10.6 to Form 10-K for 1993 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2007.	Exhibit 10.4 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.7***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.8	Entitlement Sale and Administrative Services Agreement with Select Energy.	Exhibit 10.14 to Form 10-K for 1999 (SEC File No. 1-8858)

10.9***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.10***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.11***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.14***	Employment Agreement effective November 1, 2015 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated October 21, 2015 (SEC File No. 1-8858)

10.15	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.16	First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2015 by and among Unitil Corporation, Bank of America, N.A., and the other parties thereto.	Exhibit 10.1 to Form 8-K dated July 24, 2015 (SEC File No. 1-8858)

10.17	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.18***	Unitil Corporation—Compensation of Directors.	Exhibit 10.18 to Form 10-K for 2014 (SEC File No. 1-8858)

10.19***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015)	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated January 28, 2016 Announcing Earnings For the Quarter and Year Ended December 31, 2015	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Federal Securities Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.