Form 10-Q
period 2016-03-31
UNITIL CORP
filed 2016-04-21
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2016
Common Stock, no par value	14,043,758 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2016

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

Unitil had an investment in Net Utility Plant of $813.1 million at March 31, 2016. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On March 30, 2016 Unitil Energy filed notice of its intent to seek an increase in base rates with the NHPUC. NHPUC rules provide that such notice must be filed at least 30 days prior to the actual filing of a request for an increase in rates. The Company will be seeking an increase in base rates of approximately $6.0 million, or 4 percent of total revenue. The Company also intends to request a temporary increase in rates during the pendency of the investigation of the permanent rate relief request. The Company will also be requesting a long-term rate plan for the annual recovery in future years of the costs associated with certain plant additions.

Fitchburg – Base Rates – Electric – On June 16, 2015, Fitchburg filed for a $3.8 million increase in its electric base revenue decoupling target, which represents a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover prudently incurred additions to utility plant on an annual basis. Hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Fitchburg – Base Rates – Gas – On June 16, 2015, Fitchburg filed for a $3.0 million increase in its gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Northern Utilities – Base Rates – Maine – The rate case settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2016 TIRA, for 2015 expenditures, was filed on February 29, 2016, and provides for an annual increase in base distribution revenue of $1.5 million, effective May 1, 2016, and is pending approval.

Northern Utilities – Base Rates – New Hampshire – Northern Utilities’ New Hampshire division’s last rate case resulted in a settlement agreement providing for an increase of $4.6 million in distribution base revenue and an additional step increase in revenue of $1.4 million for investments in gas mains extensions and infrastructure replacement projects, effective May 1, 2014, and a step adjustment that provided for an annual increase of $1.8 million in revenue effective May 1, 2015.

Northern Utilities – Pipeline Refund – On February 19, 2015 the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $6.8 million and $3.3 million, respectively, on its Consolidated Balance Sheets as of March 31, 2016.

Granite State – Base Rates – Granite State has in place a FERC approved amended settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. The most recent rate increase under this provision was $0.4 million, effective August 1, 2015. Granite State’s next rate adjustment request will be filed with the FERC in June 2016.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2016 and March 31, 2015 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $10.9 million, or $0.78 per share, for the first quarter of 2016, a decrease of $2.7 million, or $0.20 per share, compared to the first quarter of 2015. The decrease in earnings for the first three months of 2016 was driven by lower natural gas and electric sales and margins, reflecting significantly warmer weather compared to the first quarter of 2015.

Natural gas sales margin was $35.9 million in the three months ended March 31, 2016, resulting in a decrease of $2.9 million compared to the same period in 2015. Gas sales margin was negatively affected by lower therm unit sales due to warmer weather, partially offset by the positive impacts of higher natural gas distribution rates and growth in the number of customers. The Company estimates that the warmer winter weather in the first quarter of 2016 compared to 2015 negatively impacted gas sales margin by approximately $4.9 million, or $0.22 per share.

Therm sales of natural gas decreased 16.7% in the three months ended March 31, 2016 compared to the same period in 2015 primarily driven by warmer winter weather in the first quarter of 2016 compared to 2015. Based on weather data collected in the Company’s service areas, there were 23% fewer Heating Degree Days (HDD) in the first quarter of 2016, compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 2.1% in the first quarter of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 7.4% in gas therm sales to large industrial customers.

Electric sales margin was $20.1 million in the three months ended March 31, 2016, resulting in a decrease of $1.1 million, or $0.05 per share, compared to the same period in 2015, reflecting lower kilowatt-hour (kWh) sales in the first quarter of 2016 primarily due to warmer winter weather. Total electric kWh sales decreased 6.9% in the first quarter of 2016 compared to the first quarter of 2015.

Operation and Maintenance (O&M) expenses increased $0.5 million in the three months ended March 31, 2016 compared to the same period in 2015, reflecting higher compensation and benefit costs, partially offset by lower utility operating costs.

Depreciation and Amortization expense increased $0.4 million in the three months ended March 31, 2016 compared to the same period in 2015, reflecting higher depreciation of $0.6 million on normal utility plant assets in service, partially offset by lower amortization expense of $0.2 million.

Taxes Other Than Income Taxes increased $0.1 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily reflecting higher local property tax expense.

Interest Expense, net decreased $0.3 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily reflecting lower levels of long-term debt.

Revenues of $1.6 million in the first quarter of 2016 for Usource, the Company’s non-regulated energy brokering business, were on par with results for the first quarter of 2015.

At its January 2016 and April 2016 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.3550 per share, resulting in an increase in the effective annual dividend rate to $1.42 per share from $1.40 per share. These dividend declarations continue an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2016 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas decreased 16.7% in the three months ended March 31, 2016 compared to the same period in 2015, reflecting decreases of 21.1% and 15.2% in sales to Residential and C&I customers, respectively. The decrease in gas therm sales in the Company’s service areas was driven by warmer winter weather in the first quarter of 2016 compared to 2015, partially offset by growth in the number of customers. Based on weather data collected in the Company’s natural gas service areas, there were 23% fewer HDD in the first quarter of 2016 compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 2.1% in the first quarter of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 7.4% in gas therm sales to large industrial customers. As of March 31, 2016, the number of total natural gas customers served has increased by 1.2% in the last twelve months. As discussed above, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three months ended March 31, 2016 and 2015, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2016	2015	Change	% Change
Residential	19.8	25.1	(5.3)	(21.1%)
Commercial / Industrial	63.1	74.4	(11.3)	(15.2%)

Total	82.9	99.5	(16.6)	(16.7%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2016 and 2015:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Gas Operating Revenues:
Residential	$29.4	$40.5	$(11.1)	(27.4%)
Commercial / Industrial	43.7	59.8	(16.1)	(26.9%)

Total Gas Operating Revenues	$73.1	$100.3	$(27.2)	(27.1%)

Cost of Gas Sales	$37.2	$61.5	$(24.3)	(39.5%)

Gas Sales Margin	$35.9	$38.8	$(2.9)	(7.5%)

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

Natural gas sales margin was $35.9 million in the three months ended March 31, 2016, resulting in a decrease of $2.9 million compared to the same period in 2015. The warmer weather in the first quarter of 2016 compared to 2015 had a negative impact on gas sales margin of approximately $4.9 million, which was partially offset by the positive impacts of $1.1 million in higher natural gas rates and $0.9 million from customer usage and growth.

The decrease in Total Gas Operating Revenues of $27.2 million in the first quarter of 2016 reflects lower gas sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2016, Unitil’s total electric kWh sales decreased 6.9% compared to the first quarter of 2015. Sales to Residential and C&I customers decreased 11.7% and 3.2%, respectively, in the first quarter of 2016 compared to the same period in 2015, reflecting warmer winter weather in 2016 compared to 2015. Based on weather data collected in the Company’s electric service areas, there were 23% fewer HDD in the first quarter of 2016 compared to the same period in 2015. As discussed above, sales margin derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) is not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2016 and 2015 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2016	2015	Change	% Change
Residential	175.4	198.6	(23.2)	(11.7%)
Commercial / Industrial	241.9	249.8	(7.9)	(3.2%)

Total	417.3	448.4	(31.1)	(6.9%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2016 and 2015:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Electric Operating Revenues:
Residential	$30.1	$42.7	$(12.6)	(29.5%)
Commercial / Industrial	21.0	27.6	(6.6)	(23.9%)

Total Electric Operating Revenues	$51.1	$70.3	$(19.2)	(27.3%)

Total Cost of Electric Sales	$31.0	$49.1	$(18.1)	(36.9%)

Electric Sales Margin	$20.1	$21.2	$(1.1)	(5.2%)

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

Electric sales margin was $20.1 million in the three months ended March 31, 2016, resulting in a decrease of $1.1 million compared to the same period in 2015 reflecting lower kWh sales in the first quarter of 2016 primarily due to warmer weather in the first quarter of 2016 compared to 2015.

The decrease in Total Electric Operating Revenues of $19.2 million in the first quarter of 2016 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Operating Revenue for the three months ended March 31, 2016 and 2015:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Other	$1.6	$1.6	$—	—

Total Other Operating Revenue	$1.6	$1.6	$—	—

Total Other Operating Revenue in the first quarter of 2016, which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, was on par with results for the first quarter of 2015. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $24.3 million, or 39.5%, in the three months ended March 31, 2016 compared to the same period in 2015. This decrease reflects lower sales of natural gas, a decrease in the amount of natural gas purchased by customers directly from third-party suppliers and lower wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $18.1 million, or 36.9%, in the three months ended March 31, 2016 compared to the same period in 2015. This decrease reflects lower sales of electricity and lower wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $0.5 million, or 3.0%, in the three months ended March 31, 2016 compared to the same period in 2015. The change in O&M expenses reflects higher compensation, health care and other benefit costs of $0.8 million, partially offset by lower utility operating costs.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.4 million, or 3.5%, in the three months ended March 31, 2016 compared to the same period in 2015, reflecting higher depreciation of $0.6 million on normal utility plant assets in service, partially offset by lower amortization expense of $0.2 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.1 million, or 2.0%, in the three months ended March 31, 2016 compared to the same period in 2015, primarily reflecting higher local property tax expense.

Other Expense, net – Other Expense, net in the three month period ended March 31, 2016 decreased $0.1 million compared to the same period in 2015.

Income Taxes – Federal and State Income Taxes decreased by $1.9 million for the three months ended March 31, 2016 compared to the same period in 2015, reflecting lower pre-tax earnings in the current period.

Interest Expense, net

Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is accrued.

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

Interest Expense, net (millions)	Three Months Ended March 31,
	2016	2015	Change
Interest Expense
Long-term Debt	$5.4	$5.5	$(0.1)
Short-term Debt	0.3	0.2	0.1
Regulatory Liabilities	0.1	0.2	(0.1)

Subtotal Interest Expense	5.8	5.9	(0.1)

Interest (Income)
Regulatory Assets	(0.2)	—	(0.2)
AFUDC and Other	(0.1)	(0.1)	—

Subtotal Interest (Income)	(0.3)	(0.1)	(0.2)

Total Interest Expense, net	$5.5	$5.8	$(0.3)

Interest Expense, net decreased $0.3 million in the three months ended March 31, 2016 compared to the same period in 2015, primarily reflecting lower levels of long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At March 31, 2016, March 31, 2015 and December 31, 2015, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the credit facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $55.9 million and $70.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. Total gross repayments were $50.0 million and $68.1 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2016, March 31, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Outstanding	$47.9	$32.0	$42.0
Available	$72.1	$88.0	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2016, March 31, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, and Northern Utilities are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2016, there are $2.6 million of current and $9.8 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2016, there were approximately $18.6 million of guarantees outstanding and the longest term guarantee extends through August 2016.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.7 million, $5.6 million and $10.8 million of natural gas storage inventory at March 31, 2016, March 31, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2016 and payable in April 2016 is $0.4 million and is recorded in Accounts Payable at March 31, 2016. The amount of natural gas inventory released in March 2015 and payable in April 2015 was $2.0 million and is recorded in Accounts Payable at March 31, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.9 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of March 31, 2016, there were approximately $18.6 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2016. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 28, 2016.

LABOR RELATIONS

As of March 31, 2016, the Company and its subsidiaries had 498 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2016, a total of 159 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2016:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	33	06/05/2017
Northern Utilities ME Division/Granite State	38	03/31/2017
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2016

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

As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended March 31, 2016 and March 31, 2015 were 1.71% and 1.57%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2015 was 1.55%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Gas	$73.1	$100.3
Electric	51.1	70.3
Other	1.6	1.6

Total Operating Revenues	125.8	172.2

Operating Expenses
Cost of Gas Sales	37.2	61.5
Cost of Electric Sales	31.0	49.1
Operation and Maintenance	17.4	16.9
Depreciation and Amortization	11.8	11.4
Taxes Other than Income Taxes	5.0	4.9

Total Operating Expenses	102.4	143.8

Operating Income	23.4	28.4
Interest Expense, net	5.5	5.8
Other Expense, net	—	0.1

Income Before Income Taxes	17.9	22.5
Income Taxes	7.0	8.9

Net Income	$10.9	$13.6

Net Income Per Common Share (Basic and Diluted)	$0.78	$0.98
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.0	13.9
Dividends Declared Per Share of Common Stock	$0.355	$0.350

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2016	2015	2015
ASSETS:

Current Assets:
Cash and Cash Equivalents	$8.1	$11.2	$8.7
Accounts Receivable, net	58.0	85.9	49.8
Accrued Revenue	42.1	64.2	38.4
Exchange Gas Receivable	6.8	4.0	11.1
Gas Inventory	0.4	0.4	0.8
Prepayments and Other	12.7	11.8	11.7

Total Current Assets	128.1	177.5	120.5

Utility Plant:
Gas	586.8	529.7	576.8
Electric	409.9	393.7	408.4
Common	35.8	34.6	35.5
Construction Work in Progress	56.9	39.4	59.9

Total Utility Plant	1,089.4	997.4	1,080.6
Less: Accumulated Depreciation	276.3	259.2	271.7

Net Utility Plant	813.1	738.2	808.9

Other Noncurrent Assets:
Regulatory Assets	98.2	106.2	99.6
Other Assets	13.5	13.2	9.8

Total Other Noncurrent Assets	111.7	119.4	109.4

TOTAL ASSETS	$1,052.9	$1,035.1	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2016	2015	2015
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$27.0	$34.8	$33.3
Short-Term Debt	47.9	32.0	42.0
Long-Term Debt, Current Portion	17.1	3.7	17.1
Regulatory Liabilities	18.8	39.4	15.6
Energy Supply Obligations	13.9	12.6	14.6
Environmental Obligations	0.7	3.4	1.3
Capital Lease Obligations	3.1	0.5	3.1
Interest Payable	6.1	6.3	3.4
Other Current Liabilities	11.4	7.4	13.9

Total Current Liabilities	146.0	140.1	144.3

Noncurrent Liabilities:
Retirement Benefit Obligations	126.8	121.4	124.4
Deferred Income Taxes	93.1	84.7	87.5
Cost of Removal Obligations	72.3	65.7	70.1
Regulatory Liabilities	3.3	—	8.1
Capital Lease Obligations	10.4	8.2	11.0
Environmental Obligations	2.0	2.0	1.5
Other Noncurrent Liabilities	3.5	3.8	3.6

Total Noncurrent Liabilities	311.4	285.8	306.2

Capitalization:
Long-Term Debt, Less Current Portion	305.4	325.9	305.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:14,043,280, 13,966,150 and 13,991,430 Shares)	238.9	236.0	237.5
Retained Earnings	51.0	47.1	45.1

Total Common Stock Equity	289.9	283.1	282.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	290.1	283.3	282.8

Total Capitalization	595.5	609.2	588.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,052.9	$1,035.1	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Income	$10.9	$13.6
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	11.8	11.4
Deferred Tax Provision	5.7	8.8
Changes in Working Capital Items:
Accounts Receivable	(8.2)	(25.2)
Accrued Revenue	(3.7)	6.3
Exchange Gas Receivable	4.3	11.0
Regulatory Liabilities	3.2	8.7
Accounts Payable	(6.3)	(9.4)
Other Changes in Working Capital Items	2.2	1.0
Deferred Regulatory and Other Charges	(8.4)	(3.1)
Other, net	2.7	4.6

Cash Provided by Operating Activities	14.2	27.7

Investing Activities:
Property, Plant and Equipment Additions	(11.3)	(13.0)

Cash (Used in) Investing Activities	(11.3)	(13.0)

Financing Activities:
Proceeds from Short-Term Debt, net	5.9	2.7
Repayment of Long-Term Debt	(0.2)	(0.2)
(Decrease) / Increase in Capital Lease Obligations	(0.6)	0.7
Net Decrease in Exchange Gas Financing	(3.9)	(10.5)
Dividends Paid	(5.0)	(4.9)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(3.5)	(11.9)

Net (Decrease) / Increase in Cash and Cash Equivalents	(0.6)	2.8
Cash and Cash Equivalents at Beginning of Period	8.7	8.4

Cash and Cash Equivalents at End of Period	$8.1	$11.2

Supplemental Cash Flow Information:
Interest Paid	$2.9	$3.1
Income Taxes Paid	$1.0	$1.4
Payments on Capital Leases	$0.9	$0.2
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.5	$0.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		10.9	10.9
Dividends on Common Shares		(5.0)	(5.0)
Stock Compensation Plans	1.1		1.1
Issuance of 8,630 Common Shares	0.3		0.3

Balance at March 31, 2016	$238.9	$51.0	$289.9

Balance at January 1, 2015	$234.7	$38.4	$273.1
Net Income		13.6	13.6
Dividends on Common Shares		(4.9)	(4.9)
Stock Compensation Plans	1.0		1.0
Issuance of 10,114 Common Shares	0.3		0.3

Balance at March 31, 2015	$236.0	$47.1	$283.1

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on January 28, 2016, for a description of the Company’s Basis of Presentation. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

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

In the first quarter of 2016, the Company adopted ASU 2015-17 which simplifies the presentation of deferred income taxes in a classified statement of financial position. Current generally accepted accounting principles (GAAP) require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. ASU 2015-17 amends current GAAP to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.

For all periods presented in this Form 10-Q for the quarter ended March 31, 2016, deferred income taxes are reported as “Deferred Income Taxes” in the “Noncurrent Liabilities section on the Consolidated Balance Sheets. Prior to adoption, the Company reported deferred income taxes in either the “Current Assets” or “Current Liabilities” and “Other Noncurrent Assets” or “Noncurrent Liabilities” sections on the Consolidated Balance Sheets, depending on whether the net current deferred income taxes and net noncurrent deferred income taxes were in an asset or liability position, respectively. The change in presentation for the quarter ended March 31, 2016 resulted in a reduction of both “Current Assets” and “Noncurrent Liabilities” for all prior periods presented.

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2016, March 31, 2015 and December 31, 2015, the Unitil subsidiaries had deposited $2.1 million, $1.5 million and $2.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of March 31, 2016, March 31, 2015 and December 31, 2015.

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric division of Fitchburg is authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of March 31, 2016, March 31, 2015 and December 31, 2015, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	March 31,		December 31,
	2016	2015	2015
Allowance for Doubtful Accounts	$1.5	$1.9	$1.2

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2016, March 31, 2015 and December 31, 2015.

	March 31,		December 31,
Accrued Revenue ($ millions)	2016	2015	2015
Regulatory Assets – Current	$33.7	$33.7	$26.8
Gas Pipeline Refund (Note 6)	—	22.0	—
Unbilled Revenues	8.4	8.5	11.6

Total Accrued Revenue	$42.1	$64.2	$38.4

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2016, March 31, 2015 and December 31, 2015.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2016	2015	2015
Northern Utilities	$6.3	$3.6	$10.3
Fitchburg	0.5	0.4	0.8

Total Exchange Gas Receivable	$6.8	$4.0	$11.1

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2016, March 31, 2015 and December 31, 2015.

	March 31,		December 31,
Gas Inventory ($ millions)	2016	2015	2015
Natural Gas	$0.1	$0.1	$0.3
Propane	0.2	0.2	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.2

Total Gas Inventory	$0.4	$0.4	$0.8

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2016, March 31, 2015 and December 31, 2015, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $72.3 million, $65.7 million, and $70.1 million, respectively.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2016	2015	2015
Retirement Benefits	$64.4	$65.0	$64.7
Energy Supply & Other Regulatory Tracker Mechanisms	28.2	28.5	21.3
Deferred Storm Charges	13.8	20.1	15.4
Environmental	11.9	11.0	11.2
Income Taxes	8.3	9.5	8.5
Other	5.3	5.8	5.3

Total Regulatory Assets	131.9	139.9	126.4
Less: Current Portion of Regulatory Assets(1)	33.7	33.7	26.8

Regulatory Assets – noncurrent	$98.2	$106.2	$99.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2016	2015	2015
Regulatory Tracker Mechanisms	$12.0	$17.4	$8.0
Gas Pipeline Refund (Note 6)	10.1	22.0	15.7

Total Regulatory Liabilities	22.1	39.4	23.7
Less: Current Portion of Regulatory Liabilities	18.8	39.4	15.6

Regulatory Liabilities – noncurrent	$3.3	$—	$8.1

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2016 are $5.8 million of deferred storm charges to be recovered over the next two and a half years and $8.3 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven and a half years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. The Company purchases call option contracts on NYMEX natural gas futures contracts for future winter period months.

Any gains or losses resulting from the change in the fair value of these derivatives are passed through to ratepayers directly through Northern Utilities’ Cost of Gas Clause. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Cost of Gas Sales when the gains and losses are passed through to customers through the Cost of Gas Clause.

As of March 31, 2016, March 31, 2015 and December 31, 2015 the Company had 1.8 billion, 2.0 billion and 2.5 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of March 31, 2016 and 2015, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of less than $0.1 million and $0.1 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At March 31, 2016, March 31, 2015 and December 31, 2015, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.7 million, $0 and $0.7 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2016	2015	2015
Equity Funds	$0.4	$—	$0.4
Fixed Income Funds	0.3	—	0.3

Total Marketable Securities	$0.7	$—	$0.7

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2016	2015	2015
Current:
Exchange Gas Obligation	$6.3	$3.6	$10.3
Renewable Energy Portfolio Standards	7.3	8.5	4.0
Power Supply Contract Divestitures	0.3	0.5	0.3

Total Energy Supply Obligations – Current	13.9	12.6	14.6
Long-Term:
Power Supply Contract Divestitures	1.5	1.9	1.6

Total Energy Supply Obligations	$15.4	$14.5	$16.2

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

Massachusetts Green Communities Act – In compliance with the Massachusetts Green Communities Act, discussed below in Note 6, Regulatory Matters, Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits. The facility associated with two of these contracts has been constructed and is operating. The other contracts are pending approval by the MDPU as well as subsequent facility construction and operation. These facilities are anticipated to begin operation by the end of 2016. Fitchburg will recover its costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

Debt Issuance Costs – In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2015-03, which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge, and ASU 2015-15, which adds paragraphs to ASU 2015-03 indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

For all periods presented in this Form 10-Q for the quarter ended March 31, 2016, unamortized debt issuance costs related to the Company’s long-term debt are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets. The change in presentation resulted in a reduction of “Other Assets” and “Long-Term Debt” of $3.1 million and $2.9 million as of March 31, 2015 and December 31, 2015, respectively.

Recently Issued Pronouncements – In April and March 2016, the FASB issued ASU 2016-10 and ASU 2016-08, respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09. ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement is for fiscal years beginning after December 15, 2017 with early adoption permitted as of the original effective date. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, which provides for improvements to employee share-based payment accounting. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

10/21/15	11/27/15	11/13/15	$ 0.350
07/22/15	08/28/15	08/14/15	$ 0.350
04/22/15	05/28/15	05/14/15	$ 0.350
01/26/15	02/27/15	02/13/15	$ 0.350

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2016 and March 31, 2015:

Three Months Ended March 31, 2016 ($ millions)	Gas	Electric	Non- Regulated	Other	Total
Revenues	$73.1	$51.1	$1.6	$—	$125.8
Segment Profit (Loss)	9.4	1.3	0.3	(0.1)	10.9
Identifiable Segment Assets	596.9	420.8	6.8	28.4	1,052.9
Capital Expenditures	3.1	5.7	—	2.5	11.3

Three Months Ended March 31, 2015 ($ millions)
Revenues	$100.3	$70.3	$1.6	$—	$172.2
Segment Profit	11.6	1.8	0.3	(0.1)	13.6
Identifiable Segment Assets	590.4	418.6	5.6	20.5	1,035.1
Capital Expenditures	7.2	4.4	—	1.4	13.0

As of December 31, 2015 ($ millions)
Identifiable Segment Assets	$590.9	$415.1	$6.5	$26.3	$1,038.8

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at March 31, 2016, March 31, 2015 and December 31, 2015 are shown below:

($ millions)	March 31,		December 31,
	2016	2015	2015
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	12.0	15.0	12.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	11.4	15.2	11.4
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	0.9	1.5	1.1

Total Long-Term Debt	325.3	332.7	325.5
Less: Unamortized Debt Issuance Costs	2.8	3.1	2.9

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	322.5	329.6	322.6
Less: Current Portion	17.1	3.7	17.1

Total Long-term Debt, Less Current Portion	$305.4	$325.9	$305.5

Fair Value of Long-Term Debt – Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-

term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.) In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

($ millions)	March 31,		December 31,
	2016	2015	2015
Estimated Fair Value of Long-Term Debt	$355.7	$385.3	$345.2

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

The Company utilizes the credit facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $55.9 million and $70.8 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. Total gross repayments were $50.0 million and $68.1 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2016, March 31, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Outstanding	$47.9	$32.0	$42.0
Available	$72.1	$88.0	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2016, March 31, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings were 1.7% and 1.6% for the three months ended March 31, 2016 and March 31, 2015, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2015 was 1.5%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, and Northern Utilities are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2016, there are $2.6 million of current and $9.8 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.7 million, $5.6 million and $10.8 million of natural gas storage inventory at March 31, 2016, March 31, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2016 and payable in April 2016 is $0.4 million and is recorded in Accounts Payable at March 31, 2016. The amount of natural gas inventory released in March 2015 and payable in April 2015 was $2.0 million and is recorded in Accounts Payable at March 31, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2016, there were approximately $18.6 million of guarantees outstanding and the longest term guarantee extends through August 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.9 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,966,150, 13,991,430 and 14,043,280 shares of common stock outstanding at March 31, 2015, December 31, 2015 and March 31, 2016, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2016, the Company sold 8,630 shares of its common stock, at an average price of $39.19 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $338,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 26, 2016, 43,220 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 94,706 and 81,251 non-vested shares under the Stock Plan as of March 31, 2016 and 2015, respectively. The weighted average grant date fair value of these shares was $35.24 and $33.15, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was approximately $1.7 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.9 years. There were no forfeitures or cancellations under the Stock Plan during the three months ended March 31, 2016.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2016 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2015	33,588	$31.83
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	304	$39.18
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2016	33,892	$31.89

There were 23,819 Restricted Stock Units outstanding as of March 31, 2015 with a weighted average stock price of $29.94. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2016, March 31, 2015 and December 31, 2015 is $0.6 million, $0.4 million and $0.5 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2016 and December 31, 2015. There was $0.2 million, or 2,250 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2015. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2016 and March 31, 2015, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2015 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2016.

Regulatory Matters

Unitil Energy – Base Rates – On March 30, 2016 Unitil Energy filed notice of its intent to seek an increase in base rates with the NHPUC. NHPUC rules provide that such notice must be filed at least 30 days prior to the actual filing of a request for an increase in rates. The Company will be seeking an increase in base rates of approximately $6.0 million, or 4 percent of total revenue. The Company intends to request a temporary increase in rates during the pendency of the investigation of the permanent rate relief request. The Company will also be requesting a long-term rate plan for the annual recovery, beginning in 2017, of the costs associated with certain plant additions.

Fitchburg – Base Rates – Electric – On June 16, 2015, Fitchburg filed for a $3.8 million increase in its electric base revenue decoupling target, which represents a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover prudently incurred additions to utility plant on an annual basis. Hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Fitchburg – Base Rates – Gas – On June 16, 2015, Fitchburg filed for a $3.0 million increase in its gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Hearings have been completed and briefs have been filed. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of April, 2016.

Northern Utilities – Base Rates – Maine – The rate case settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2016 TIRA, for 2015 expenditures, was filed on February 29, 2016, and provides for an annual increase in base distribution revenue of $1.5 million, effective May 1, 2016, and is pending approval.

Northern Utilities – Base Rates – New Hampshire – Northern Utilities’ New Hampshire division’s last rate case resulted in a settlement agreement providing for an increase of $4.6 million in distribution base revenue and an additional step increase in revenue of $1.4 million for investments in gas mains extensions and infrastructure replacement projects, effective May 1, 2014, and a step adjustment that provided for an annual increase of $1.8 million in revenue effective May 1, 2015.

Northern Utilities – Pipeline Refund – On February 19, 2015 the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $6.8 million and $3.3 million, respectively, on its Consolidated Balance Sheets as of March 31, 2016.

Granite State – Base Rates – Granite State has in place a FERC approved amended settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. The most recent rate increase under this provision was $0.4 million, effective August 1, 2015. Granite State’s next rate adjustment request will be filed with the FERC in June 2016.

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

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period. Thanksgiving 2014 Snow Storm – Unitil Energy has requested recovery of $1.7 million for the repair of damage due to this storm through its approved storm reserve fund. The request remains pending.

The Company does not believe that its storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015 the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard, an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. In this proceeding the Commission will define the savings targets and address issues related to public and private funding; program cost recovery; lost-revenue recovery (e.g. decoupling); performance-based incentives and penalties; program administration; and evaluation measurement, and verification. Initial and reply comments have been filed by interested parties and the matter remains pending.

Unitil Energy – Other – In July 2015, the NHPUC opened an investigation into Grid Modernization to address a variety of issues related to Distribution System Planning, Customer Engagement with Distributed Energy Resources, and Utility Cost Recovery and Financial Incentives. The NHPUC has engaged a consultant to form and direct a Working Group to investigate these issues over the next year and to prepare a final report with recommendations for the Commission. This matter remains pending.

Fitchburg – Electric Operations – On November 17, 2015, Fitchburg submitted its 2015 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were given final approval by the MDPU on December 29, 2015, effective January 1, 2016.

Fitchburg – Gas Operations – On October 31, 2015, Fitchburg submitted its second annual filing to recover the estimated costs to be incurred in calendar year 2016 under its approved 20 year gas system enhancement plan program. The plan was established pursuant to a gas leak bill that was signed into law in 2014 that provided for the establishment of infrastructure replacement programs to address aging natural gas pipeline infrastructure. The Company seeks approval to collect in rates $0.9 million for the costs of its cumulative capital investments for 2015 and 2016, effective May 1, 2016. This matter remains pending.

Fitchburg – Service Quality – On March 1, 2016, Fitchburg submitted its 2015 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. On November 25, 2015, the MDPU approved Fitchburg’s 2014 gas division Service Quality Report as filed. On March 10, 2016, the MDPU approved Fitchburg’s 2013 electric division Service Quality Report as filed. Fitchburg’s 2014 electric division and 2015 gas and electric division Service Quality Reports remain pending.

MDPU Service Quality Guidelines – In December 2015, the MDPU issued its final order adopting new and revised Service Quality Guidelines. The Company has generally been able to meet or exceed the performance metrics of the previous Service Quality Guidelines and believes that the new and revised Guidelines will not have a material impact on the Company’s financial condition or results of operations.

Fitchburg – Other – In December 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” In June 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP is a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. These filing are currently under MDPU review and remain pending.

On January 28, 2016 the MDPU approved Fitchburg’s Three-Year Energy Efficiency Plan for 2016-2018, subject to limited modifications and directives in the Order. The Department found that the savings goals included in each Three-Year Plan are reasonable and are consistent with the achievement of all available cost-effective energy efficiency; approved each Program Administrator’s program implementation cost budget for the Three-Year Plans; approved the performance incentive pool, mechanism, and payout rates; found that all proposed energy efficiency programs are cost-effective; found that funding sources are reasonable and that each Program Administrator may recover the funds to implement its energy efficiency plan through its EES; and found that each Program Administrator’s Three-Year Plan is consistent with the Green Communities Act, the Guidelines, and Department precedent.

FERC Transmission Formula Rate Proceeding – On December 28, 2015, FERC issued an order, pursuant to Section 206 of the Federal Power Act, instituting a proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that this proceeding results in any changes to the rates being charged, a refund period will begin as of January 4, 2016. The Company does not believe this investigation will have a material adverse impact on the Company’s financial condition or results of operations.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2015 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2016.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company believes it is in material compliance with applicable environmental and safety laws and regulations, and the Company believes that as of March 31, 2016, there were no material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure you that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites – Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites that were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. In Maine, Northern Utilities has documented the presence of MGP sites in Lewiston and Portland, and a former MGP disposal site in Scarborough. Northern Utilities has worked with the environmental regulatory agencies in both New Hampshire and Maine to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Dover, Somersworth, Portsmouth, Lewiston and Scarborough sites, though future activities may be required. In Lewiston, on-site monitoring continues.

Although remediation at the site in Exeter has been substantially completed, sediment contamination attributed to the former MGP was identified off-site. This off-site location has been investigated and associated remediation activities were completed in January 2016. The closure report, submitted by Northern Utilities in 2016, is currently under review by the regulatory agency. At the site in Somersworth, the regulatory agency in February 2016 requested that Northern Utilities prepare a work plan to investigate an on-site, groundwater impact. Northern Utilities submitted the work plan in April 2016 and is awaiting regulatory approval to proceed. The site in Portland has been investigated and remedial activities have largely been completed. Final remediation activities were completed in the fourth quarter of 2015, and closure documentation is expected to be submitted to the regulatory agency in the second quarter of 2016. The State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent marine terminal in the second quarter of 2014. As a result of this taking, and pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2016 and 2015.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2016	2015	2016	2015	2016	2015
Total Balance at Beginning of Period	$1.2	$1.9	$1.6	$3.6	$2.8	$5.5
Additions	—	—	1.0	0.1	1.0	0.1
Less: Payments / Reductions	—	0.1	1.1	0.1	1.1	0.2

Total Balance at End of Period	1.2	1.8	1.5	3.6	2.7	5.4

Less: Current Portion	0.2	1.8	0.5	1.6	0.7	3.4

Noncurrent Balance at End of Period	$1.0	$—	$1.0	$2.0	$2.0	$2.0

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2014 with the Internal Revenue Service (IRS) in September 2015. As of December 31, 2015, the Company had recorded cumulative federal NOL carryforward assets and Research and Development (R&D) credit carryforwards of $11.3 million to offset against taxes payable in future periods. If unused, the Company’s federal NOL carryforward assets will begin to expire in 2029, and the federal R&D credits will begin to expire in 2035. In addition, at December 31, 2015, the Company had $2.1 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

In 2015, the Company recognized research and development tax credits under the rules of Section 41 of the Internal Revenue Code. The Company will continue to recognize a tax benefit on its incremental qualified research expenses.

The Company evaluated its tax positions at March 31, 2016 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2012; December 31, 2013; and December 31, 2014.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2015 as filed with the SEC on January 28, 2016 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2016	2015
Used to Determine Plan Costs
Discount Rate	4.30%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	6.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2022	2018

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2016	2015	2016	2015	2016	2015
Service Cost	$851	$916	$652	$656	$41	$28
Interest Cost	1,486	1,343	808	729	96	78
Expected Return on Plan Assets	(1,814)	(1,694)	(301)	(273)	—	—
Prior Service Cost Amortization	66	54	372	420	47	3
Actuarial Loss Amortization	1,099	1,180	262	288	94	84

Sub-total	1,688	1,799	1,793	1,820	278	193
Amounts Capitalized and Deferred	(610)	(708)	(737)	(760)	—	—

Net Periodic Benefit Cost Recognized	$1,078	$1,091	$1,056	$1,060	$278	$193

Employer Contributions

As of March 31, 2016, the Company had made $1.0 million and $0.4 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2016. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2016 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2016, the Company had made $8,500 of benefit payments under the SERP Plan in 2016. The Company presently anticipates making an additional $25,600 of benefit payments under the SERP Plan in 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2016 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2015 as filed with the SEC on January 28, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2016.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/16 – 1/31/16	—	—	—	$8,909
2/1/16 – 2/29/16	—	—	—	$8,909
3/1/16 – 3/31/16	206	$39.21	206	$832

Total	206		206

Item 5.	Other Information

On April 21, 2016, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2016. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 21, 2016 Announcing Earnings For the Quarter Ended March 31, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 21, 2016	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 21, 2016	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 21, 2016 Announcing Earnings For the Quarter Ended March 31, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith