Form 10-Q
period 2016-06-30
UNITIL CORP
filed 2016-07-21
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2016

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2016
Common Stock, No par value	14,052,533 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2016

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

Unitil had an investment in Net Utility Plant of $834.6 million at June 30, 2016. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $6.3 million or 3.6 percent above present rates. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with certain plant additions. On June 28, 2016 the NHPUC approved a settlement agreement between the Company, Commission Staff and the OCA on a $2.4 million temporary rate increase effective July 1, 2016. The temporary rate increase will remain in effect until a permanent rate increase decision is issued. Once a permanent rate is decided, it will be reconciled back to the effective date of the temporary rate increase. The remaining issues in the rate case are pending investigation and decision by the NHPUC.

Fitchburg – Base Rates – Electric – On June 16, 2015, Fitchburg filed for a $3.8 million increase in its electric base revenue decoupling target, which represented a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover additions to utility plant on an annual basis. An Order was issued on April 29, 2016 approving a $2.1 million increase effective May 1, 2016. The MDPU also approved a capital cost recovery mechanism. On July 1, 2016, Fitchburg made its first capital cost adjustment filing documenting its capital investments for calendar year 2015 and presenting the associated revenue requirements for recovery beginning January 1, 2017. This filing is under MDPU review.

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

Fitchburg – Base Rates – Gas – On June 16, 2015, Fitchburg filed for a $3.0 million increase in its gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Hearings were completed and briefs filed. An Order was issued on April 29, 2016 approving a $1.6 million increase effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2015, Fitchburg submitted its second annual filing to recover the estimated costs to be incurred in calendar year 2016 under its approved 20 year gas system enhancement plan program. The plan was established pursuant to legislation that provided for the establishment of comprehensive replacement programs to address aging natural gas pipeline infrastructure. On April 29, 2016, the MDPU approved the Company’s request to collect in rates $0.9 million for the estimated costs of its cumulative capital investments for 2015 and 2016, effective May 1, 2016. Also on April 29, 2016, Fitchburg submitted its cost filing which documents the Company’s actual capital costs and final revenue requirement under the program for calendar year 2015. Any over or under-recovery of the Company’s 2015 revenue requirement will be reconciled in rates effective November 1, 2016. This matter remains pending.

Northern Utilities – Base Rates – Maine – The rate case settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2016 TIRA, for 2015 expenditures, was filed on February 29, 2016, provides for an annual increase in base distribution revenue of $1.5 million, effective May 1, 2016, and was approved by the MPUC on April 28, 2016.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015 the MPUC approved a new Targeted Area Build-out program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine and is being initially piloted in the City of Saco. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. This pilot program is planned to be built out over the next three years and has the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco pilot area. The Company will continue to evaluate the success of the program and ways to economically reach new targeted service areas.

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

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $5.0 million and $3.6 million, respectively, on its Consolidated Balance Sheets as of June 30, 2016.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 24, 2016 Granite State filed for an annual revenue and rate increase under this provision of $0.3 million, effective August 1, 2016. This filing was approved by the FERC on July 13, 2016.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2016 and June 30, 2015 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $2.5 million, or $0.18 per share, for the second quarter of 2016, an increase of $0.8 million, or $0.06 per share, compared to the second quarter of 2015. For the six months ended June 30, 2016, the Company reported Net Income of $13.4 million, a decrease of $1.9 million compared to the same six month period in 2015. Earnings Per Share (EPS) for the six months ended June 30, 2016 were $0.96, a decrease of $0.14 per share, compared to the same period of 2015. The increase in earnings for the second quarter of 2016 was driven by higher natural gas sales margins, reflecting higher natural gas distribution rates and customer growth. The decrease in earnings for the six month period reflect lower natural gas and electric sales and margins, driven by significantly warmer winter weather in 2016 compared to 2015.

Natural gas sales margins were $19.8 million and $55.7 million in the three and six months ended June 30, 2016, respectively, resulting in an increase of $1.7 million for the three month period and a decrease of $1.2 million for the six month period compared to the same periods in 2015. Gas sales margins in the second quarter were positively affected by higher natural gas distribution rates and customer growth. For the six month period, natural gas sales margins were negatively affected by lower unit sales due to warmer winter weather, partially offset by the positive impacts of customer growth and higher natural gas distribution rates. The Company estimates that the warmer winter weather in 2016 compared to 2015 negatively impacted gas sales margins by approximately $5.0 million, or $0.22 per share.

Natural gas therm sales decreased 1.8% and 12.1% in the three and six month periods ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases in gas therm sales reflect warmer weather in 2016 compared to 2015, partially offset by customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 19% fewer HDD in the first six months of 2016 compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 2.3% in the first six months of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 6.4% in gas therm sales to large industrial customers. As of June 30, 2016, the number of total natural gas customers served has increased by 1.5% in the last twelve months.

Electric sales margins were $20.4 million and $40.5 million in the three and six months ended June 30, 2016, respectively, resulting in decreases of $0.1 million and $1.2 million, respectively, compared to the same periods in 2015. These decreases reflect lower electric kilowatt-hour (kWh) sales due to warmer winter weather in 2016 and lower average usage by customers. Electric kWh sales decreased 2.9% and 5.1%, respectively in the three and six month periods ended June 30, 2016 compared to the same periods in 2015.

Operation and Maintenance (O&M) expenses decreased $0.6 million, or 3.7%, and $0.1 million, or 0.3%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period reflects lower utility operating costs of $0.8 million, partially offset by higher compensation, health care and other benefit costs of $0.2 million. The decrease in O&M expenses in the six month period reflects lower utility operating costs of $1.1 million, partially offset by higher compensation, health care and other benefit costs of $1.0 million.

Depreciation and Amortization expense increased $0.4 million, or 3.5%, and $0.8 million, or 3.5%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period reflects higher depreciation of $0.7 million on normal utility plant assets in service, partially offset by lower amortization of $0.3 million. The increase in the six month period reflects higher depreciation of $1.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.5 million.

Taxes Other Than Income Taxes increased $1.2 million and $1.3 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting higher local property tax expense.

Interest Expense, net decreased $0.3 million and $0.6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting lower levels of long-term debt and higher net interest income on regulatory assets.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.5 million and $3.1 million for the three and six months ended June 30, 2016, respectively, on par with the same periods in 2015.

At its January 2016, April 2016 and July 2016 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.3550 per share, resulting in an increase in the effective annual dividend rate to $1.42 per share from $1.40 per share. These dividend declarations continue an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2016 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas decreased 1.8% and 12.1% in the three and six month periods ended June 30, 2016, respectively, compared to the same periods in 2015. In the second quarter of 2016, sales to Residential and Commercial and Industrial (C&I) customers decreased 5.8% and 0.8%, respectively, compared to the same period in 2015, reflecting warmer early spring weather in 2016 compared to 2015, partially offset by customer growth. For the six months ended June 30, 2016, sales to Residential and C&I customers decreased 17.2% and 10.5%, respectively, compared to the same period in 2015. The decrease in gas therm sales in the Company’s service areas was driven by warmer winter weather in the first six months of 2016 compared to 2015, partially offset by customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 19% fewer HDD in the first six months of 2016 compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 2.3% in the first six months of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 6.4% in gas therm sales to large industrial customers. As of June 30, 2016, the number of total natural gas customers served has increased by 1.5% in the last twelve months. As discussed above, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and six months ended June 30, 2016 and 2015, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Residential	8.1	8.6	(0.5)	(5.8%)	27.9	33.7	(5.8)	(17.2%)
Commercial / Industrial	35.5	35.8	(0.3)	(0.8%)	98.6	110.2	(11.6)	(10.5%)

Total	43.6	44.4	(0.8)	(1.8%)	126.5	143.9	(17.4)	(12.1%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2016 and 2015:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Gas Operating Revenue:
Residential	$11.4	$10.6	$0.8	7.5%	$40.8	$51.1	$(10.3)	(20.2%)
Commercial / Industrial	17.5	17.0	0.5	2.9%	61.2	76.8	(15.6)	(20.3%)

Total Gas Operating Revenue	$28.9	$27.6	$1.3	4.7%	$102.0	$127.9	$(25.9)	(20.3%)

Cost of Gas Sales	$9.1	$9.5	$(0.4)	(4.2%)	$46.3	$71.0	$(24.7)	(34.8%)

Gas Sales Margin	$19.8	$18.1	$1.7	9.4%	$55.7	$56.9	$(1.2)	(2.1%)

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

Natural gas sales margins were $19.8 million and $55.7 million in the three and six months ended June 30, 2016, respectively, resulting in an increase of $1.7 million for the three month period and a decrease of $1.2 million for the six month period compared to the same periods in 2015. Gas sales margins in the second quarter were positively affected by $1.1 million from customer growth and $0.7 million in higher natural gas distribution rates, partially offset by the negative impact of $0.1 million from warmer early spring weather. For the six month period, the warmer winter weather in 2016 compared to 2015 had a negative impact on gas sales margins of approximately $5.0 million, which was partially offset by the positive impacts of $2.0 million from customer growth and $1.8 million in higher natural gas distribution rates.

The increase in Total Gas Operating Revenues of $1.3 million in the second quarter of 2016 reflects higher gas base rates and customer growth, partially offset by lower sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

The decrease in Total Gas Operating Revenues of $25.9 million in the first six months of 2016 reflects higher gas base rates and customer growth, partially offset by lower sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 2.9% and 5.1%, respectively in the three and six month periods ended June 30, 2016 compared to the same periods in 2015. Sales to Residential customers decreased 3.8% and 8.4%, respectively, in the three and six month periods ended June 30, 2016 compared to the same periods in 2015. Sales to C&I customers decreased 2.4% and 2.8%, respectively, in the three and six month periods ended

June 30, 2016 compared to the same periods in 2015. These decreases reflect warmer winter and early spring weather in 2016 compared to 2015. As discussed above, sales margin derived from RDM decoupled unit sales (representing approximately 27% of total annual kWh sales volume) is not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and six months ended June 30, 2016 and 2015 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Residential	138.8	144.3	(5.5)	(3.8%)	314.2	342.9	(28.7)	(8.4%)
Commercial / Industrial	234.6	240.4	(5.8)	(2.4%)	476.5	490.2	(13.7)	(2.8%)

Total	373.4	384.7	(11.3)	(2.9%)	790.7	833.1	(42.4)	(5.1%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2016 and 2015:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Electric Operating Revenue:
Residential	$24.3	$27.6	$(3.3)	(12.0%)	$54.4	$70.3	$(15.9)	(22.6%)
Commercial / Industrial	19.8	20.8	(1.0)	(4.8%)	40.8	48.4	(7.6)	(15.7%)

Total Electric Operating Revenue	$44.1	$48.4	$(4.3)	(8.9%)	$95.2	$118.7	$(23.5)	(19.8%)

Cost of Electric Sales	$23.7	$27.9	$(4.2)	(15.1%)	$54.7	$77.0	$(22.3)	(29.0%)

Electric Sales Margin	$20.4	$20.5	$(0.1)	(0.5%)	$40.5	$41.7	$(1.2)	(2.9%)

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

Electric sales margins were $20.4 million and $40.5 million in the three and six months ended June 30, 2016, respectively, resulting in decreases of $0.1 million and $1.2 million, respectively, compared to the same periods in 2015. Electric sales margins in the second quarter reflect lower average usage of $0.5 million, partially offset by the positive impact of higher electric distribution rates of $0.4 million. For the six month period, electric sales margins reflect lower average usage of $1.0 million and the negative impact of warmer winter weather in 2016 compared to 2015 of $0.6 million, partially offset by the positive impact of higher electric distribution rates of $0.4 million.

The decrease in Total Electric Operating Revenues of $4.3 million in the second quarter of 2016 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

The decrease in Total Electric Operating Revenues of $23.5 million in the first six months of 2016 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and six months ended June 30, 2016 and 2015:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other	$1.5	$1.5	$—	—	$3.1	$3.1	$—	—

Total Other Revenue	$1.5	$1.5	$—	—	$3.1	$3.1	$—	—

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues were on par in each of the three and six month periods ended June 30, 2016 compared to the same periods in 2015. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $0.4 million, or 4.2%, and $24.7 million, or 34.8%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period primarily reflects lower sales of natural gas, lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The decrease in the six month period reflects lower sales of natural gas and lower wholesale natural gas prices, partially offset by a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $4.2 million, or 15.1%, and $22.3 million, or 29.0%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These decreases reflect lower wholesale electricity prices, lower electric sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses decreased $0.6 million, or 3.7%, and $0.1 million, or 0.3%, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period reflects lower utility operating costs of $0.8 million, partially offset by higher compensation, health care and other benefit costs of $0.2 million. The decrease in O&M expenses in the six month period reflects lower utility operating costs of $1.1 million, partially offset by higher compensation, health care and other benefit costs of $1.0 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.4 million, or 3.5%, and $0.8 million, or 3.5%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period reflects higher depreciation of $0.7 million on normal utility plant assets in service, partially offset by lower amortization of $0.3 million. The increase in the six month period reflects higher depreciation of $1.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.5 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $1.2 million, or 33.3%, and $1.3 million, or 15.3%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting higher local property tax expense.

Other Expense, net – Other Expense, net was relatively unchanged in the three month period ended June 30, 2016 compared to the same periods in 2015 and decreased $0.1 million in the six months ended June 30, 2016 compared to the same period in 2015.

Income Taxes – Federal and State Income Taxes increased by $0.1 million for the three months ended June 30, 2016 compared to the same period in 2015, reflecting higher pre-tax earnings. Federal and State Income Taxes decreased by $1.8 million for the six months ended June 30, 2016 compared to the same period in 2015, reflecting lower pre-tax earnings.

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

Interest Expense, net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Interest Expense
Long-term Debt	$5.4	$5.5	$(0.1)	$10.8	$11.0	$(0.2)
Short-term Debt	0.3	0.2	0.1	0.6	0.5	0.1
Regulatory Liabilities	0.2	0.3	(0.1)	0.3	0.5	(0.2)

Subtotal Interest Expense	5.9	6.0	(0.1)	11.7	12.0	(0.3)

Interest (Income)
Regulatory Assets	—	0.1	(0.1)	(0.2)	0.1	(0.3)
AFUDC(1) and Other	(0.2)	(0.1)	(0.1)	(0.3)	(0.3)	—

Subtotal Interest (Income)	(0.2)	—	(0.2)	(0.5)	(0.2)	(0.3)

Total Interest Expense, net	$5.7	$6.0	$(0.3)	$11.2	$11.8	$(0.6)

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net decreased $0.3 million and $0.6 million in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting lower levels of long-term debt and higher net interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At June 30, 2016, June 30, 2015 and December 31, 2015, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (as further amended, restated, amended and restated, modified or supplemented from time to time, the “Credit Facility”). The Credit Facility terminates October 4, 2020 and provides for a borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.25%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $105.6 million and $73.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Total gross repayments were $93.5 million and $102.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of June 30, 2016, June 30, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Outstanding	$54.2	$0.0	$42.0
Available	$65.8	$120.0	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2016, June 30, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2016, there are $2.6 million of current and $9.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2016, there were approximately $28.9 million of guarantees outstanding and the longest term guarantee extends through April 2017.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.6 million, $6.8 million and $10.8 million of natural gas storage inventory at June 30, 2016, June 30, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2016 and payable in July 2016 is less than $0.1 million and is recorded in Accounts Payable at June 30, 2016. The amount of natural gas inventory released in June 2015 and payable in July 2015 was $0.1 million and is recorded in Accounts Payable at June 30, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.8 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of June 30, 2016, there were approximately $28.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through April 2017. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of June 30, 2016, the Company and its subsidiaries had 501 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2016, a total of 164 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2016:

	Employees Covered	CBA Expiration
Fitchburg	46	05/31/2019
Northern Utilities NH Division	36	06/05/2017
Northern Utilities ME Division/Granite State	39	03/31/2017
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2018

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended June 30, 2016 and June 30, 2015 were 1.72% and 1.58%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2016 and June 30, 2015 were 1.71% and 1.57%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2015 was 1.55%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Gas	$28.9	$27.6	$102.0	$127.9
Electric	44.1	48.4	95.2	118.7
Other	1.5	1.5	3.1	3.1

Total Operating Revenues	74.5	77.5	200.3	249.7

Operating Expenses
Cost of Gas Sales	9.1	9.5	46.3	71.0
Cost of Electric Sales	23.7	27.9	54.7	77.0
Operation and Maintenance	15.7	16.3	33.1	33.2
Depreciation and Amortization	11.7	11.3	23.5	22.7
Taxes Other Than Income Taxes	4.8	3.6	9.8	8.5

Total Operating Expenses	65.0	68.6	167.4	212.4

Operating Income	9.5	8.9	32.9	37.3
Interest Expense, net	5.7	6.0	11.2	11.8
Other Expense, net	0.1	0.1	0.1	0.2

Income Before Income Taxes	3.7	2.8	21.6	25.3
Income Tax Expense	1.2	1.1	8.2	10.0

Net Income	$2.5	$1.7	$13.4	$15.3

Net Income Per Common Share (Basic and Diluted)	$0.18	$0.12	$0.96	$1.10
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.0	13.9	14.0	13.9
Dividends Declared Per Share of Common Stock	$0.355	$0.350	$0.71	$0.70

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2016	2015	2015
ASSETS:

Current Assets:
Cash and Cash Equivalents	$7.9	$16.1	$8.7
Accounts Receivable, net	42.9	52.3	49.8
Accrued Revenue	31.9	28.6	38.4
Exchange Gas Receivable	8.0	7.2	11.1
Gas Inventory	0.4	0.5	0.8
Prepayments and Other	14.6	14.0	11.7

Total Current Assets	105.7	118.7	120.5

Utility Plant:
Gas	589.1	532.1	576.8
Electric	421.2	396.4	408.4
Common	35.6	35.0	35.5
Construction Work in Progress	69.6	57.4	59.9

Total Utility Plant	1,115.5	1,020.9	1,080.6
Less: Accumulated Depreciation	280.9	263.9	271.7

Net Utility Plant	834.6	757.0	808.9

Other Noncurrent Assets:
Regulatory Assets	98.1	104.3	99.6
Other Assets	13.3	13.9	9.8

Total Other Noncurrent Assets	111.4	118.2	109.4

TOTAL ASSETS	$1,051.7	$993.9	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2016	2015	2015
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$21.4	$19.0	$33.3
Short-Term Debt	54.2	—	42.0
Long-Term Debt, Current Portion	17.2	3.8	17.1
Regulatory Liabilities	15.9	31.2	15.6
Energy Supply Obligations	12.8	13.8	14.6
Environmental Obligations	0.3	3.4	1.3
Capital Lease Obligations	3.1	0.4	3.1
Interest Payable	3.5	3.5	3.4
Taxes Payable	0.4	9.1	2.4
Other Current Liabilities	10.2	10.0	11.5

Total Current Liabilities	139.0	94.2	144.3

Noncurrent Liabilities:
Retirement Benefit Obligations	128.3	124.2	124.4
Deferred Income Taxes, net	95.6	75.0	87.5
Cost of Removal Obligations	74.9	68.1	70.1
Regulatory Liabilities	3.7	11.0	8.1
Capital Lease Obligations	9.7	9.5	11.0
Environmental Obligations	2.7	2.0	1.5
Other Noncurrent Liabilities	4.5	3.5	3.6

Total Noncurrent Liabilities	319.4	293.3	306.2

Capitalization:
Long-Term Debt, Less Current Portion	305.2	325.9	305.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,052,096, 13,974,576 and 13,991,430 Shares)	239.4	236.4	237.5
Retained Earnings	48.5	43.9	45.1

Total Common Stock Equity	287.9	280.3	282.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	288.1	280.5	282.8

Total Capitalization	593.3	606.4	588.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,051.7	$993.9	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Income	$13.4	$15.3
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	23.5	22.7
Deferred Tax Provision	8.9	(0.7)
Changes in Working Capital Items:
Accounts Payable	(11.9)	(25.2)
Accounts Receivable	6.9	8.4
Accrued Revenue	6.5	19.9
Exchange Gas Receivable	3.1	7.8
Regulatory Liabilities	0.3	22.5
Taxes Payable	(2.0)	9.0
Other Changes in Working Capital Items	(3.8)	(3.2)
Deferred Regulatory and Other Charges	(7.7)	7.0
Other, net	3.0	6.9

Cash Provided by Operating Activities	40.2	90.4

Investing Activities:
Property, Plant and Equipment Additions	(39.6)	(38.4)

Cash (Used in) Investing Activities	(39.6)	(38.4)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	12.2	(29.3)
Repayment of Long-Term Debt	(0.3)	(0.2)
(Decrease) Increase in Capital Lease Obligations	(1.3)	1.9
Net Decrease in Exchange Gas Financing	(2.7)	(7.5)
Dividends Paid	(10.0)	(9.8)
Proceeds from Issuance of Common Stock, net	0.7	0.6

Cash (Used in) Financing Activities	(1.4)	(44.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(0.8)	7.7
Cash and Cash Equivalents at Beginning of Period	8.7	8.4

Cash and Cash Equivalents at End of Period	$7.9	$16.1

Supplemental Cash Flow Information:
Interest Paid	$11.4	$12.0
Income Taxes Paid	$1.6	$1.5
Payments on Capital Leases	$1.7	$0.3
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.9	$1.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		13.4	13.4
Dividends on Common Shares		(10.0)	(10.0)
Stock Compensation Plans	1.2		1.2
Issuance of 16,646 Common Shares	0.7		0.7

Balance at June 30, 2016	$239.4	$48.5	$287.9

Balance at January 1, 2015	$234.7	$38.4	$273.1
Net Income		15.3	15.3
Dividends on Common Shares		(9.8)	(9.8)
Stock Compensation Plans	1.1		1.1
Issuance of 19,411 Common Shares	0.6		0.6

Balance at June 30, 2015	$236.4	$43.9	$280.3

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on January 28, 2016, for a description of the Company’s Basis of Presentation. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

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

For all periods presented in this Form 10-Q for the quarter ended June 30, 2016, deferred income taxes are reported as “Deferred Income Taxes” in the “Noncurrent Liabilities” section on the Consolidated Balance Sheets. Prior to adoption, the Company reported deferred income taxes in either the “Current Assets” or “Current Liabilities” and “Other Noncurrent Assets” or “Noncurrent Liabilities” sections on the Consolidated Balance Sheets, depending on whether the net current deferred income taxes and net noncurrent deferred income taxes were in an asset or liability position, respectively. The change in presentation for the quarter ended June 30, 2016 resulted in a reduction of both “Current Assets” and “Noncurrent Liabilities” for all prior periods presented.

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2016, June 30, 2015 and December 31, 2015, the Unitil subsidiaries had deposited $1.7 million, $0.7 million and $2.3 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. As of June 30, 2016, June 30, 2015 and December 31, 2015, there was $0, $0.1 million and $0, respectively, deposited for this purpose.

Allowance for Doubtful Accounts – The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis, including the level of customers enrolling in payment plans with the Company. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of June 30, 2016, June 30, 2015 and December 31, 2015, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	June 30,		December 31,
	2016	2015	2015
Allowance for Doubtful Accounts	$1.5	$2.0	$1.2

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2016, June 30, 2015 and December 31, 2015.

	June 30,		December 31,
Accrued Revenue ($ millions)	2016	2015	2015
Regulatory Assets – Current	$25.2	$22.6	$26.8
Unbilled Revenues	6.7	6.0	11.6

Total Accrued Revenue	$31.9	$28.6	$38.4

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2016, June 30, 2015 and December 31, 2015.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2016	2015	2015
Northern Utilities	$7.6	$6.7	$10.3
Fitchburg	0.4	0.5	0.8

Total Exchange Gas Receivable	$8.0	$7.2	$11.1

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2016, June 30, 2015 and December 31, 2015.

	June 30,		December 31,
Gas Inventory ($ millions)	2016	2015	2015
Natural Gas	$0.1	$0.2	$0.3
Propane	0.2	0.2	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.2

Total Gas Inventory	$0.4	$0.5	$0.8

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2016, June 30, 2015 and December 31, 2015, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $74.9 million, $68.1 million, and $70.1 million, respectively.

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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2016	2015	2015
Retirement Benefits	$64.5	$65.1	$64.7
Energy Supply & Tracker Mechanisms	19.7	17.4	21.3
Deferred Storm Charges	12.5	18.6	15.4
Environmental	12.3	10.9	11.2
Income Taxes	7.9	9.1	8.5
Other	6.4	5.8	5.3

Total Regulatory Assets	$123.3	$126.9	$126.4
Less: Current Portion of Regulatory Assets(1)	25.2	22.6	26.8

Regulatory Assets – noncurrent	$98.1	$104.3	$99.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2016	2015	2015
Tracker Mechanisms	$11.0	$20.2	$8.0
Gas Pipeline Refund (Note 6)	8.6	22.0	15.7

Total Regulatory Liabilities	19.6	42.2	23.7
Less: Current Portion of Regulatory Liabilities	15.9	31.2	15.6

Regulatory Liabilities – noncurrent	$3.7	$11.0	$8.1

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2016 are $4.9 million of deferred storm charges to be recovered over the next two and a half years and $8.4 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven and a half years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of June 30, 2016, June 30, 2015 and December 31, 2015 the Company had 2.4 billion, 2.9 billion and 2.5 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of June 30, 2016, June 30, 2015 and December 31, 2015, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0.2 million, $0.1 million and less than $0.1 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At June 30, 2016, June 30, 2015 and December 31, 2015, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.9 million, $0.7 million and $0.7 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2016	2015	2015
Equity Funds	$1.1	$0.4	$0.4
Fixed Income Funds	0.8	0.3	0.3

Total Marketable Securities	$1.9	$0.7	$0.7

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2016	2015	2015
Current:
Exchange Gas Obligation	$7.6	$6.7	$10.3
Renewable Energy Portfolio Standards	4.9	6.7	4.0
Power Supply Contract Divestitures	0.3	0.4	0.3

Total Energy Supply Obligations – Current	12.8	13.8	14.6
Long-Term:
Power Supply Contract Divestitures	1.4	1.8	1.6

Total Energy Supply Obligations	$14.2	$15.6	$16.2

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

Debt Issuance Costs – In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2015-03, which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge, and ASU 2015-15, which adds paragraphs to ASU 2015-03 indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line of credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement.

For all periods presented in this Form 10-Q for the quarter ended June 30, 2016, unamortized debt issuance costs related to the Company’s long-term debt are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets. The change in presentation resulted in a reduction of “Other Assets” and “Long-Term Debt” of $3.0 million and $2.9 million as of June 30, 2015 and December 31, 2015, respectively.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/20/16	08/26/16	08/12/16	$ 0.355
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

10/21/15	11/27/15	11/13/15	$ 0.350
07/22/15	08/28/15	08/14/15	$ 0.350
04/22/15	05/28/15	05/14/15	$ 0.350
01/26/15	02/27/15	02/13/15	$ 0.350

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2016 and June 30, 2015 and as of December 31, 2015 (millions):

Three Months Ended June 30, 2016	Gas	Electric	Non- Regulated	Other	Total
Revenues	$28.9	$44.1	$1.5	$—	$74.5
Segment Profit (Loss)	—	2.1	0.3	0.1	2.5
Capital Expenditures	18.8	7.3	—	2.2	28.3

Three Months Ended June 30, 2015
Revenues	$27.6	$48.4	$1.5	$—	$77.5
Segment Profit (Loss)	(0.7)	1.9	0.3	0.2	1.7
Capital Expenditures	15.6	7.3	0.1	2.3	25.3

Six Months Ended June 30, 2016
Revenues	$102.0	$95.2	$3.1	$—	$200.3
Segment Profit	9.4	3.4	0.6	—	13.4
Capital Expenditures	21.9	13.0	—	4.7	39.6
Segment Assets	593.8	419.4	7.0	31.5	1,051.7

Six Months Ended June 30, 2015
Revenues	$127.9	$118.7	$3.1	$—	$249.7
Segment Profit	10.9	3.7	0.6	0.1	15.3
Capital Expenditures	22.8	11.7	0.1	3.8	38.4
Segment Assets	573.8	406.5	6.0	7.6	993.9

As of December 31, 2015
Segment Assets	$590.9	$415.1	$6.5	$26.3	$1,038.8

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2016, June 30, 2015 and December 31, 2015 are shown below:

($ millions)	June 30,		December 31,
	2016	2015	2015
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	12.0	15.0	12.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	11.4	15.2	11.4
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	0.8	1.5	1.1

Total Long-Term Debt	325.2	332.7	325.5
Less: Unamortized Debt Issuance Costs	2.8	3.0	2.9

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	322.4	329.7	322.6
Less: Current Portion	17.2	3.8	17.1

Total Long-term Debt, Less Current Portion	$305.2	$325.9	$305.5

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

($ millions)	June 30,		December 31,
	2016	2015	2015
Estimated Fair Value of Long-Term Debt	$372.8	$365.6	$345.2

Credit Arrangements

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (as further amended, restated, amended and restated, modified or supplemented from time to time, the “Credit Facility”). The Credit Facility terminates October 4, 2020 and provides for a borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.25%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $105.6 million and $73.0 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Total gross repayments were $93.5 million and $102.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of June 30, 2016, June 30, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Outstanding	$54.2	$0.0	$42.0
Available	$65.8	$120.0	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2016, June 30, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

The weighted average interest rates on all short-term borrowings were 1.7% and 1.6% for the six months ended June 30, 2016 and June 30, 2015, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2015 was 1.5%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2016, there are $2.6 million of current and $9.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $7.6 million, $6.8 million and $10.8 million of natural gas storage inventory at June 30, 2016, June 30, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2016 and payable in July 2016 is less than $0.1 million and is recorded in Accounts Payable at June 30, 2016. The amount of natural gas inventory released in June 2015 and payable in July 2015 was $0.1 million and is recorded in Accounts Payable at June 30, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2016, there were approximately $28.9 million of guarantees outstanding and the longest term guarantee extends through April 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of June 30, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.8 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,974,576, 13,991,430 and 14,052,096 shares of common stock outstanding at June 30, 2015, December 31, 2015 and June 30, 2016, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2016, the Company sold 16,646 shares of its common stock, at an average price of $39.58 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $659,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 26, 2016, 43,220 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. On April 19, 2016, 800 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of less than $0.1 million. There were 95,506 and 80,588 non-vested shares under the Stock Plan as of June 30, 2016 and 2015, respectively. The weighted average grant date fair value of these shares was $35.30 and $33.14, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.8 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was approximately $1.6 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. There were no forfeitures or cancellations under the Stock Plan during the six months ended June 30, 2016.

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

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2015	33,588	$31.83
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	604	$39.66
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2016	34,192	$31.97

There were 24,062 Restricted Stock Units outstanding as of June 30, 2015 with a weighted average stock price of $29.98. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2016, June 30, 2015 and December 31, 2015 is $0.6 million, $0.3 million and $0.5 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2016 and December 31, 2015. There was $0.2 million, or 2,059 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2015. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2016 and June 30, 2015, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2015 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2016.

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $6.3 million or 3.6 percent above present rates. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with certain plant additions. On June 28, 2016 the NHPUC approved a settlement agreement between the Company, Commission Staff and the OCA on a $2.4 million temporary rate increase effective July 1, 2016.

The temporary rate increase will remain in effect until a permanent rate increase decision is issued. Once a permanent rate is decided, it will be reconciled back to the effective date of the temporary rate increase. The remaining issues in the rate case are pending investigation and decision by the NHPUC.

Fitchburg – Base Rates – Electric – On June 16, 2015, Fitchburg filed for a $3.8 million increase in its electric base revenue decoupling target, which represented a 5.6 percent increase over 2014 test year operating electric revenues. The filing included a request for approval of a capital cost recovery mechanism to recover additions to utility plant on an annual basis. An Order was issued on April 29, 2016 approving a $2.1 million increase effective May 1, 2016. The MDPU also approved a capital cost recovery mechanism. On July 1, 2016, Fitchburg made its first capital cost adjustment filing documenting its capital investments for calendar year 2015 and presenting the associated revenue requirements for recovery beginning January 1, 2017. This filing is under MDPU review.

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

Fitchburg – Base Rates – Gas – On June 16, 2015, Fitchburg filed for a $3.0 million increase in its gas base revenue decoupling target, which represents an 8.3 percent increase over 2014 test year total gas operating revenues. Hearings were completed and briefs filed. An Order was issued on April 29, 2016 approving a $1.6 million increase effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2015, Fitchburg submitted its second annual filing to recover the estimated costs to be incurred in calendar year 2016 under its approved 20 year gas system enhancement plan program. The plan was established pursuant to legislation that provided for the establishment of comprehensive replacement programs to address aging natural gas pipeline infrastructure. On April 29, 2016, the MDPU approved the Company’s request to collect in rates $0.9 million for the estimated costs of its cumulative capital investments for 2015 and 2016, effective May 1, 2016. Also on April 29, 2016, Fitchburg submitted its cost filing which documents the Company’s actual capital costs and final revenue requirement under the program for calendar year 2015. Any over or under-recovery of the Company’s 2015 revenue requirement will be reconciled in rates effective November 1, 2016. This matter remains pending.

Northern Utilities – Base Rates – Maine – The rate case settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2016 TIRA, for 2015 expenditures, was filed on February 29, 2016, provides for an annual increase in base distribution revenue of $1.5 million, effective May 1, 2016, and was approved by the MPUC on April 28, 2016.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015 the MPUC approved a new Targeted Area Build-out program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine and is being initially piloted in the City of Saco. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. This pilot program is planned to be built out over the next three years and has the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco pilot area. The Company will continue to evaluate the success of the program and ways to economically reach new targeted service areas.

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

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $5.0 million and $3.6 million, respectively, on its Consolidated Balance Sheets as of June 30, 2016.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted each June to file for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 24, 2016 Granite State filed for an annual revenue and rate increase under this provision of $0.3 million, effective August 1, 2016. This filing was approved by the FERC on July 13, 2016.

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

Unitil Energy – 2012 Storm Costs – On April 25, 2013, the NHPUC approved the recovery of $2.3 million of costs to repair damage to Unitil Energy’s electrical system resulting from Superstorm Sandy, in October 2012, over a five-year period, with carrying charges at the Company’s long-term cost of debt, net of deferred taxes, or 4.52%, applied to the uncollected balance through the recovery period. Thanksgiving 2014 Snow Storm – Unitil Energy requested recovery of $1.7 million for the repair of damage due to this storm through its approved storm reserve fund. On July 1, 2016, the NHPUC Staff issued a letter indicating that the Company’s filing is in compliance with prior NHPUC orders.

The Company does not believe that its storm restoration expenditures and the timing of cost recovery will have a material adverse impact on the Company’s financial condition or results of operations.

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015 the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard, an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. In this proceeding the Commission will define the savings targets and address issues related to public and private funding; program cost recovery; lost-revenue recovery (e.g. decoupling); performance-based incentives and penalties; program administration; and evaluation measurement, and verification. Initial and reply comments were filed by interested parties. On April 27, 2016, the parties filed a settlement which remains pending.

Other Matters

Unitil Energy – Other – In July 2015, the NHPUC opened an investigation into Grid Modernization to address a variety of issues related to Distribution System Planning, Customer Engagement with Distributed Energy Resources, and Utility Cost Recovery and Financial Incentives. The NHPUC has engaged a consultant to direct a Working Group to investigate these issues over the next year and to prepare a final report with recommendations for the Commission. Unitil Energy is an active participant in the Working Group. This matter remains pending.

Pursuant to legislation that became effective in May 2016, the NHPUC has opened a proceeding to consider alternatives to the net metering tariffs currently in place. The legislation requires that a decision on this matter must be issued by the NHPUC by March 2, 2017. Unitil Energy is an active participant in this proceeding.

Fitchburg – Service Quality – On March 1, 2016, Fitchburg submitted its 2015 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. On November 25, 2015, the MDPU approved Fitchburg’s 2014 gas division Service Quality Report as filed. On March 10, 2016, the MDPU approved Fitchburg’s 2013 electric division Service Quality Report as filed. On July 12, 2016, the MDPU approved Fitchburg’s 2014 electric division Service Quality Report as filed. Fitchburg’s 2015 gas and electric division Service Quality Reports remain pending.

MDPU Service Quality Guidelines – In December 2015, the MDPU issued its final order adopting new and revised Service Quality Guidelines. The Company has generally been able to meet or exceed the performance metrics of the previous Service Quality Guidelines and believes that it will continue to meet or exceed the performance metrics under the new and revised Guidelines.

Fitchburg – Other – In December 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” In June 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP is a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. These filings are currently under MDPU review and remain pending.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2016, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

Northern Utilities Manufactured Gas Plant Sites – Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites, which were operated from the mid-1800s through the mid-1900s. In New Hampshire, MGP sites were identified in Dover, Exeter, Portsmouth, Rochester and Somersworth. In Maine, Northern Utilities has documented the presence of MGP sites in Lewiston and Portland, and a former MGP disposal site in Scarborough.

Northern Utilities has worked with the Maine Department of Environmental Protection (ME DEP) and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of the Exeter, Rochester, Dover, Somersworth, Portsmouth, Lewiston, Portland and Scarborough sites, though future activities may be required.

Although remediation at the site in Exeter has been substantially completed, sediment contamination attributed to the former MGP was identified off-site. This off-site location has been investigated and associated remediation activities were completed in January 2016. The closure report, submitted by Northern Utilities in May 2016, remains under review by the NH DES.

At the site in Somersworth, the NH DES in February 2016 requested that Northern Utilities prepare a work plan to investigate an on-site, groundwater impact. The work plan was submitted in April 2016 and subsequently approved in June 2016. The investigation is expected to be completed by October 2016.

In Lewiston, on-site monitoring continues. Following the completion of 10-year maintenance activities in early 2016, Northern Utilities requested an engineering study to determine closure estimates for the ongoing monitoring in Lewiston. The closure estimates were submitted In May 2016 with the recommendation that monitoring continue for another 10-year time period after which a review will be conducted.

The site in Portland has been investigated and remedial activities have largely been completed. Final remediation activities were completed in the fourth quarter of 2015, and closure documentation will be submitted to the ME DEP in the third quarter of 2016. The State of Maine completed its taking of the site via eminent domain for the expansion of the adjacent International Marine Terminal in the second quarter of 2014. As a result of this taking, and pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

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

The Environmental Obligations (Table A below) shows the amounts accrued for Northern Utilities related to estimated future cleanup costs associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

Fitchburg’s Manufactured Gas Plant Site – Fitchburg completed the scheduled site work at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the fourth quarter of 2014. The closure documentation for the site was submitted in the fourth quarter of 2015 and is under review by the Massachusetts Department of Environmental Protection (MA DEP) with a decision anticipated by the fourth quarter of 2016.

The Environmental Obligations (Table A below) shows the amounts accrued for Fitchburg related to estimated future cleanup costs for permanent remediation of the Sawyer Passway site with a corresponding Regulatory Asset recorded to reflect that the recovery of these environmental remediation costs are probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods, without carrying costs.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2016 and 2015.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Six months ended June 30,
	2016	2015	2016	2015	2016	2015
Total Balance at Beginning of Period	$1.2	$1.9	$1.6	$3.6	$2.8	$5.5
Additions	—	0.1	0.9	0.2	0.9	0.3
Less: Payments / Reductions	0.1	0.2	0.6	0.2	0.7	0.4

Total Balance at End of Period	1.1	1.8	1.9	3.6	3.0	5.4

Less: Current Portion	0.1	1.8	0.2	1.6	0.3	3.4

Noncurrent Balance at End of Period	$1.0	$—	$1.7	$2.0	$2.7	$2.0

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

In 2015, the Company recognized a tax benefit of $63,000 and $288,000 for tax years 2014 and 2015, respectively, in the tax provision related to Federal research and development tax credits under the rules of section 41 of the Internal Revenue Code. The Company will continue to recognize a tax benefit on its incremental qualified research expenses and for the six month period ended June 30, 2016 has recognized a tax benefit in the tax provision of $241,900 related to 2016 expenditures.

The Company evaluated its tax positions at June 30, 2016 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2012; December 31, 2013; and December 31, 2014.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2016	2015
Used to Determine Plan Costs
Discount Rate	4.30%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	6.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2022	2018

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Service Cost	$851	$916	$652	$656	$41	$28
Interest Cost	1,486	1,343	808	729	96	78
Expected Return on Plan Assets	(1,814)	(1,694)	(301)	(273)	—	—
Prior Service Cost Amortization	66	54	372	420	47	3
Actuarial Loss Amortization	1,099	1,180	262	288	94	84

Sub-total	1,688	1,799	1,793	1,820	278	193
Amounts Capitalized and Deferred	(797)	(875)	(867)	(881)	—	—

Net Periodic Benefit Cost Recognized	$891	$924	$926	$939	$278	$193

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2016	2015	2016	2015	2016	2015
Service Cost	$1,702	$1,832	$1,304	$1,312	$82	$56
Interest Cost	2,972	2,686	1,616	1,458	192	156
Expected Return on Plan Assets	(3,628)	(3,388)	(602)	(546)	—	—
Prior Service Cost Amortization	132	108	744	840	94	6
Actuarial Loss Amortization	2,198	2,360	524	576	188	168

Sub-total	3,376	3,598	3,586	3,640	556	386
Amounts Capitalized and Deferred	(1,407)	(1,583)	(1,604)	(1,642)	—	—

Net Periodic Benefit Cost Recognized	$1,969	$2,015	$1,982	$1,998	$556	$386

Employer Contributions

As of June 30, 2016, the Company had made $2.0 million and $1.6 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2016. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2016 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2016, the Company had made $17,100 of benefit payments under the SERP Plan in 2016. The Company presently anticipates making an additional $17,000 of benefit payments under the SERP Plan in 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2016 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 2, 2016, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $75,000 in value of shares have been purchased or, if sooner, on May 2, 2017.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/16 – 4/30/16	—	—	—	$832
5/1/16 – 5/31/16	—	—	—	$75,000
6/1/16 – 6/30/16	154	$40.21	154	$68,808

Total	154		154

Item 5.	Other Information

On July 21, 2016, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2016. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 21, 2016 Announcing Earnings For the Quarter Ended June 30, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 21, 2016	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 21, 2016	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 21, 2016 Announcing Earnings For the Quarter Ended June 30, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith