Form 10-Q
period 2016-09-30
UNITIL CORP
filed 2016-10-20
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2016

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2016
Common Stock, No par value	14,060,490 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2016

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

Unitil had an investment in Net Utility Plant of $861.0 million at September 30, 2016. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $6.3 million or 3.6 percent above present rates. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with certain plant additions. On June 28, 2016 the NHPUC approved a settlement agreement between the Company, Commission Staff and the Office of Consumer Advocate on a $2.4 million temporary rate increase effective July 1, 2016. The temporary rate increase will remain in effect until a permanent rate increase decision is issued. Once a permanent rate is decided, it will be reconciled back to the effective date of the temporary rate increase. The remaining issues in the rate case are pending investigation and decision by the NHPUC.

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

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $5.0 million and $3.5 million, respectively, on its Consolidated Balance Sheets as of September 30, 2016.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2016 and September 30, 2015 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $3.5 million, or $0.25 per share, for the third quarter of 2016, an increase of $1.8 million, or $0.13 per share, compared to the third quarter of 2015. For the nine months ended September 30, 2016, the Company reported Net Income of $16.9 million, a decrease of $0.1 million compared to the same nine month period in 2015. Earnings Per Share (EPS) for the nine months ended September 30, 2016 and 2015 were $1.21 and $1.22, respectively. The increase in earnings for the third quarter of 2016 was driven by higher electric sales margins, reflecting increased electric kilowatt-hour (kWh) sales, higher distribution rates and lower Operation and Maintenance (O&M) expenses. The decrease in earnings for the nine month period reflects lower natural gas sales margins, driven by significantly warmer winter weather in 2016 compared to 2015, partially offset by higher electric sales margins, driven by higher electric distribution rates, and lower O&M expenses.

Natural gas sales margins were $16.0 million and $71.7 million in the three and nine months ended September 30, 2016, respectively, resulting in decreases of $0.2 million and $1.4 million, respectively, compared to the same periods in 2015. Gas sales margins in the third quarter were negatively affected by a decrease in natural gas unit sales during the usually low-use summer period, partially offset by the positive impact from customer growth and higher natural gas distribution rates. For the nine month period, natural gas sales margins were negatively affected by lower unit sales due to warmer winter weather, partially offset by the positive impacts of customer growth and higher natural gas distribution rates. The Company estimates that the warmer winter weather in 2016 compared to 2015 negatively impacted gas sales margins by approximately $5.0 million, or $0.22 per share.

Natural gas therm sales decreased 1.5% and 10.5% in the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015. For the nine month period, the decrease in gas therm sales in the Company’s service areas was driven by warmer winter weather in 2016 compared to 2015, partially offset by customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 19% fewer Heating Degree Days (HDD) in the first nine months of 2016 compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 1.9% in the first nine months of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 4.9% in gas therm sales to large industrial customers. As of September 30, 2016, the number of total natural gas customers served has increased by approximately 1,100 in the last twelve months.

Electric sales margins were $25.6 million and $66.1 million in the three and nine months ended September 30, 2016, respectively, resulting in increases of $3.4 million and $2.2 million, respectively, compared to the same periods in 2015. Electric sales margins in the third quarter were positively affected by higher electric distribution rates and higher electric kWh sales from customer growth and the favorable impact of hotter than normal summer weather. For the nine month period, electric sales margins were positively affected by customer growth and higher electric distribution rates, partially offset by the negative impact of warmer winter weather and lower average usage. Electric kWh sales increased 1.3% and decreased 2.8%, respectively in the three and nine month periods ended September 30, 2016 compared to the same periods in 2015. As of September 30, 2016, the number of total electric customers served has increased by approximately 800 in the last twelve months.

O&M expenses decreased $1.3 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period reflects lower utility operating costs of $1.8 million, partially offset by higher compensation and benefit costs of $0.5 million. The decrease in O&M expenses in the nine month period reflects lower utility operating costs of $2.9 million, partially offset by higher compensation and benefit costs of $1.5 million.

Depreciation and Amortization expense increased $0.2 million and $1.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period reflects higher depreciation of $0.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.1 million. The increase in the nine month period reflects higher depreciation of $1.6 million on normal utility plant assets in service, partially offset by lower amortization of $0.6 million.

Taxes Other Than Income increased $0.4 million and $1.7 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting higher local property tax expense.

Interest Expense, net was relatively unchanged in the three months ended September 30, 2016 compared to the same period in 2015. For the nine month period ended September 30, 2016, Interest Expense, net decreased $0.6 million compared to the same period in 2015, primarily reflecting lower levels of long-term debt and higher net interest income on regulatory assets.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.5 million and $4.6 million for the three and nine months ended September 30, 2016, respectively, on par with the three and nine month periods in 2015.

Also in the third quarter, the Unitil Corporation Board of Directors declared the regular quarterly dividend on the Company’s common stock of $0.3550 per share. This quarterly dividend results in a current effective annual dividend rate of $1.42 per share representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2016 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas decreased 1.5% and 10.5% in the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015. In the third quarter of 2016, sales to Residential customers were relatively unchanged and sales to Commercial and Industrial (C&I) customers decreased 1.7% compared to the same period in 2015, reflecting lower average usage of natural gas during this usually low-use summer period. For the nine months ended September 30, 2016, sales to Residential and C&I customers decreased 16.0% and 9.0%, respectively, compared to the same period in 2015. The decrease in gas therm sales in the Company’s service areas was driven by warmer winter weather in 2016 compared to 2015, partially offset by customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 19% fewer HDD in the first nine months of 2016 compared to the same period in 2015. Estimated weather-normalized gas therm sales, excluding decoupled sales, were up 1.9% in the first nine months of 2016 compared to the same period in 2015. This growth was led by a year over year increase of 4.9% in gas therm sales to large industrial customers. As of September 30, 2016, the number of total natural gas customers served has increased by approximately 1,100 in the last twelve months. As discussed above, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2016 and 2015, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Residential	2.6	2.6	—	—	30.5	36.3	(5.8)	(16.0%)
Commercial / Industrial	23.0	23.4	(0.4)	(1.7%)	121.6	133.6	(12.0)	(9.0%)

Total	25.6	26.0	(0.4)	(1.5%)	152.1	169.9	(17.8)	(10.5%)

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2016 and 2015:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Gas Operating Revenue:
Residential	$8.0	$7.7	$0.3	3.9%	$48.8	$58.8	$(10.0)	(17.0%)
Commercial / Industrial	14.1	14.0	0.1	0.7%	75.3	90.8	(15.5)	(17.1%)

Total Gas Operating Revenue	$22.1	$21.7	$0.4	1.8%	$124.1	$149.6	$(25.5)	(17.0%)

Cost of Gas Sales	$6.1	$5.5	$0.6	10.9%	$52.4	$76.5	$(24.1)	(31.5%)

Gas Sales Margin	$16.0	$16.2	$(0.2)	(1.2%)	$71.7	$73.1	$(1.4)	(1.9%)

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

Natural gas sales margins were $16.0 million and $71.7 million in the three and nine months ended September 30, 2016, respectively, resulting in decreases of $0.2 million and $1.4 million, respectively, compared to the same periods in 2015. Gas sales margins in the third quarter were negatively affected by $0.7 million from lower natural gas sales, partially offset by the positive impact from customer growth and higher natural gas distribution rates of $0.5 million. For the nine month period, the warmer winter weather in 2016 compared to 2015 had a negative impact on gas sales margins of approximately $5.0 million, which was partially offset by the positive impacts of $2.3 million in higher natural gas distribution rates and $1.3 million from customer growth.

The increase in Total Gas Operating Revenues of $0.4 million in the third quarter of 2016 reflects higher gas base rates, partially offset by lower sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

The decrease in Total Gas Operating Revenues of $25.5 million in the first nine months of 2016 reflects lower sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher gas base rates.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales increased 1.3% and decreased 2.8%, respectively in the three and nine month periods ended September 30, 2016 compared to the same periods in 2015. In the three month period, sales to Residential customers increased 3.3% reflecting hotter than normal summer weather while sales to C&I customers decreased 0.1%. In the nine month period, sales to Residential and C&I customers decreased 4.3% and 1.8%, respectively compared to the same period in 2015, reflecting warmer winter and early spring weather in 2016 compared to 2015, partially offset by warmer summer weather in 2016. Based on weather data collected in the Company’s electric service areas, there were 16% more Cooling Degree Days in the third quarter of 2016 compared to the same period in 2015. As of September 30, 2016, the number of total electric customers served has increased by approximately 800 in the last twelve months As discussed above, sales margin derived from RDM decoupled unit sales (representing approximately 27% of total annual kWh sales volume) is not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and nine months ended September 30, 2016 and 2015 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Change	% Change	2016	2015	Change	% Change
Residential	191.7	185.5	6.2	3.3%	505.9	528.4	(22.5)	(4.3%)
Commercial / Industrial	274.5	274.8	(0.3)	(0.1%)	751.0	765.0	(14.0)	(1.8%)

Total	466.2	460.3	5.9	1.3%	1,256.9	1,293.4	(36.5)	(2.8%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2016 and 2015:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Electric Operating Revenue:
Residential	$31.1	$29.3	$1.8	6.1%	$85.5	$99.6	$(14.1)	(14.2%)
Commercial / Industrial	24.1	22.1	2.0	9.0%	64.9	70.5	(5.6)	(7.9%)

Total Electric Operating Revenue	$55.2	$51.4	$3.8	7.4%	$150.4	$170.1	$(19.7)	(11.6%)

Cost of Electric Sales	$29.6	$29.2	$0.4	1.4%	$84.3	$106.2	$(21.9)	(20.6%)

Electric Sales Margin	$25.6	$22.2	$3.4	15.3%	$66.1	$63.9	$2.2	3.4%

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

Electric sales margins were $25.6 million and $66.1 million in the three and nine months ended September 30, 2016, respectively, resulting in increases of $3.4 million and $2.2 million, respectively, compared to the same periods in 2015. Electric sales margins in the third quarter were positively affected by $2.2 million in higher electric distribution rates and higher sales from customer growth and the favorable impact of hotter than normal summer weather of $1.2 million. For the nine month period, electric sales margins were positively affected by $2.6 million in higher electric distribution rates and the favorable impact of customer growth and hotter than normal summer weather of $1.2 million, partially offset by the negative impact of warmer winter weather and lower usage of $1.6 million.

The increase in Total Electric Operating Revenues of $3.8 million in the third quarter of 2016 reflects higher electric sales volumes and higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

The decrease in Total Electric Operating Revenues of $19.7 million in the first nine months of 2016 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and nine months ended September 30, 2016 and 2015:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other	$1.5	$1.6	$(0.1)	(6.3%)	$4.6	$4.7	$(0.1)	(2.1%)

Total Other Revenue	$1.5	$1.6	$(0.1)	(6.3%)	$4.6	$4.7	$(0.1)	(2.1%)

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues in each of the three and nine month periods ended September 30, 2016 were on par compared to the same periods in 2015. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.6 million, or 10.9%, and decreased $24.1 million, or 31.5%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period primarily reflects higher wholesale natural gas prices and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by lower sales of natural gas. The decrease in the nine month period reflects lower sales of natural gas and lower wholesale natural gas prices, partially offset by a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $0.4 million, or 1.4%, and decreased $21.9 million, or 20.6%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period primarily reflects higher electric kWh sales and higher wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The decrease in the nine month period primarily reflects lower wholesale electricity prices, lower electric kWh sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses decreased $1.3 million, or 7.7%, and $1.4 million, or 2.8%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period reflects lower utility operating costs of $1.8 million, partially offset by higher compensation, health care and other benefit costs of $0.5 million. The decrease in O&M expenses in the nine month period reflects lower utility operating costs of $2.9 million, partially offset by higher compensation, health care and other benefit costs of $1.5 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.2 million, or 1.8%, and $1.0 million, or 2.9%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the three month period reflects higher depreciation of $0.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.1 million. The increase in the nine month period reflects higher depreciation of $1.6 million on normal utility plant assets in service, partially offset by lower amortization of $0.6 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.4 million, or 8.9%, and $1.7 million, or 13.1%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily reflecting higher local property tax expense.

Other Expense, net – Other Expense, net increased $0.1 million in the three months ended September 30, 2016 compared to the same period in 2015 and was relatively unchanged in the nine month period ended September 30, 2016 compared to the same period in 2015.

Income Taxes – Federal and State Income Taxes increased by $1.9 million for the three months ended September 30, 2016 compared to the same period in 2015, reflecting higher pre-tax earnings. Federal and State Income Taxes increased by $0.1 million for the nine months ended September 30, 2016 compared to the same period in 2015.

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

Interest Expense, net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Interest Expense
Long-term Debt	$5.6	$5.5	$0.1	$16.3	$16.6	$(0.3)
Short-term Debt	0.3	0.1	0.2	1.0	0.6	0.4
Regulatory Liabilities	0.1	0.2	(0.1)	0.4	0.7	(0.3)

Subtotal Interest Expense	6.0	5.8	0.2	17.7	17.9	(0.2)

Interest (Income)
Regulatory Assets	(0.2)	—	(0.2)	(0.4)	0.1	(0.5)
AFUDC(1) and Other	(0.3)	(0.3)	—	(0.6)	(0.7)	0.1

Subtotal Interest (Income)	(0.5)	(0.3)	(0.2)	(1.0)	(0.6)	(0.4)

Total Interest Expense, net	$5.5	$5.5	$—	$16.7	$17.3	$(0.6)

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net was relatively unchanged in the three months ended September 30, 2016 compared to the same period in 2015. For the nine month period ended September 30, 2016, Interest Expense, net decreased $0.6 million compared to the same period in 2015, primarily reflecting lower levels of long-term debt and higher net interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At September 30, 2016, September 30, 2015 and December 31, 2015, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $148.3 million and $77.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Total gross repayments were $153.4 million and $102.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. In the third quarter of 2016, the Company issued a standby letter of credit for $1.1 million. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2016, September 30, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$36.9	$4.1	$42.0
Letters of Credit Outstanding	$1.1	$—	$—

Available	$82.0	$115.9	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2016, September 30, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2016, there are $2.6 million of current and $8.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2016, there were approximately $21.1 million of guarantees outstanding and the longest term guarantee extends through August 2017.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.3 million, $9.9 million and $10.8 million of natural gas storage inventory at September 30, 2016, September 30, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2016 and payable in October 2016 is $0.1 million and is recorded in Accounts Payable at September 30, 2016. The amount of natural gas inventory released in September 2015 and payable in October 2015 was $0.1 million and is recorded in Accounts Payable at September 30, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.6 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of September 30, 2016, there were approximately $21.1 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2017. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of September 30, 2016, the Company and its subsidiaries had 502 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2016, a total of 162 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2016:

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

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings for the three months ended September 30, 2016 and September 30, 2015 were 1.78% and 1.50%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2016 and September 30, 2015 were 1.74% and 1.55%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2015 was 1.55%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues
Gas	$22.1	$21.7	$124.1	$149.6
Electric	55.2	51.4	150.4	170.1
Other	1.5	1.6	4.6	4.7

Total Operating Revenues	78.8	74.7	279.1	324.4

Operating Expenses
Cost of Gas Sales	6.1	5.5	52.4	76.5
Cost of Electric Sales	29.6	29.2	84.3	106.2
Operation and Maintenance	15.5	16.8	48.6	50.0
Depreciation and Amortization	11.6	11.4	35.1	34.1
Taxes Other Than Income Taxes	4.9	4.5	14.7	13.0

Total Operating Expenses	67.7	67.4	235.1	279.8

Operating Income	11.1	7.3	44.0	44.6
Interest Expense, net	5.5	5.5	16.7	17.3
Other Expense, net	0.1	—	0.2	0.2

Income Before Income Taxes	5.5	1.8	27.1	27.1
Income Tax Expense	2.0	0.1	10.2	10.1

Net Income	$3.5	$1.7	$16.9	$17.0

Net Income Per Common Share (Basic and Diluted)	$0.25	$0.12	$1.21	$1.22
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.0	13.9	14.0	13.9
Dividends Declared Per Share of Common Stock	$0.355	$0.350	$1.065	$1.05

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2016	2015	2015
ASSETS:

Current Assets:
Cash and Cash Equivalents	$4.4	$8.9	$8.7
Accounts Receivable, net	43.1	45.4	49.8
Accrued Revenue	35.5	28.8	38.4
Exchange Gas Receivable	9.8	10.6	11.1
Taxes Refundable	1.3	—	—
Gas Inventory	0.6	0.6	0.8
Prepayments and Other	12.9	12.2	11.7

Total Current Assets	107.6	106.5	120.5

Utility Plant:
Gas	597.7	540.2	576.8
Electric	424.0	398.4	408.4
Common	35.7	35.4	35.5
Construction Work in Progress	89.6	77.6	59.9

Total Utility Plant	1,147.0	1,051.6	1,080.6
Less: Accumulated Depreciation	286.0	269.2	271.7

Net Utility Plant	861.0	782.4	808.9

Other Noncurrent Assets:
Regulatory Assets	96.5	102.8	99.6
Other Assets	7.3	10.8	9.8

Total Other Noncurrent Assets	103.8	113.6	109.4

TOTAL ASSETS	$1,072.4	$1,002.5	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2016	2015	2015
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$23.1	$21.2	$33.3
Short-Term Debt	36.9	4.1	42.0
Long-Term Debt, Current Portion	17.0	3.8	17.1
Regulatory Liabilities	13.2	28.1	15.6
Energy Supply Obligations	13.2	15.8	14.6
Environmental Obligations	0.3	5.0	1.3
Capital Lease Obligations	3.1	0.5	3.1
Interest Payable	6.3	6.3	3.4
Taxes Payable	—	4.9	2.4
Other Current Liabilities	13.2	11.2	11.5

Total Current Liabilities	126.3	100.9	144.3

Noncurrent Liabilities:
Retirement Benefit Obligations	127.8	122.0	124.4
Deferred Income Taxes, net	99.6	79.2	87.5
Cost of Removal Obligations	77.4	69.9	70.1
Regulatory Liabilities	3.7	11.0	8.1
Capital Lease Obligations	9.0	12.1	11.0
Environmental Obligations	2.7	0.5	1.5
Other Noncurrent Liabilities	3.8	3.5	3.6

Total Noncurrent Liabilities	324.0	298.2	306.2

Capitalization:
Long-Term Debt, Less Current Portion	335.0	325.7	305.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,060,147, 13,982,941 and 13,991,430 Shares)	239.9	236.8	237.5
Retained Earnings	47.0	40.7	45.1

Total Common Stock Equity	286.9	277.5	282.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	287.1	277.7	282.8

Total Capitalization	622.1	603.4	588.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,072.4	$1,002.5	$1,038.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Income	$16.9	$17.0
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	35.1	34.1
Deferred Tax Provision	12.8	3.6
Changes in Working Capital Items:
Accounts Payable	(10.2)	(23.0)
Accounts Receivable	6.7	15.3
Accrued Revenue	2.9	19.7
Exchange Gas Receivable	1.3	4.4
Regulatory Liabilities	(2.4)	19.4
Taxes Payable	(3.7)	4.8
Other Changes in Working Capital Items	2.2	2.9
Deferred Regulatory and Other Charges	(2.6)	8.4
Other, net	3.7	4.0

Cash Provided by Operating Activities	62.7	110.6

Investing Activities:
Property, Plant and Equipment Additions	(74.4)	(70.6)

Cash (Used in) Investing Activities	(74.4)	(70.6)

Financing Activities:
Repayment of Short-Term Debt, net	(5.1)	(25.2)
Repayment of Long-Term Debt	(0.5)	(0.4)
Issuance of Long-Term Debt	30.0	—
(Decrease) Increase in Capital Lease Obligations	(2.0)	4.1
Net Decrease in Exchange Gas Financing	(1.0)	(4.3)
Dividends Paid	(15.0)	(14.7)
Proceeds from Issuance of Common Stock, net	1.0	1.0

Cash Provided by (Used in) Financing Activities	7.4	(39.5)

Net (Decrease) Increase in Cash and Cash Equivalents	(4.3)	0.5
Cash and Cash Equivalents at Beginning of Period	8.7	8.4

Cash and Cash Equivalents at End of Period	$4.4	$8.9

Supplemental Cash Flow Information:
Interest Paid	$14.2	$14.9
Income Taxes Paid	$1.6	$1.8
Payments on Capital Leases	$2.6	$0.4
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.4	$1.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		16.9	16.9
Dividends on Common Shares		(15.0)	(15.0)
Stock Compensation Plans	1.4		1.4
Issuance of 24,697 Common Shares	1.0		1.0

Balance at September 30, 2016	$239.9	$47.0	$286.9

Balance at January 1, 2015	$234.7	$38.4	$273.1
Net Income		17.0	17.0
Dividends on Common Shares		(14.7)	(14.7)
Stock Compensation Plans	1.1		1.1
Issuance of 27,776 Common Shares	1.0		1.0

Balance at September 30, 2015	$236.8	$40.7	$277.5

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (SEC) on January 28, 2016, for a description of the Company’s Basis of Presentation. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

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

For all periods presented in this Form 10-Q for the quarter ended September 30, 2016, deferred income taxes are reported as “Deferred Income Taxes” in the “Noncurrent Liabilities” section on the Consolidated Balance Sheets. Prior to adoption, the Company reported deferred income taxes in either the “Current Assets” or “Current Liabilities” and “Other Noncurrent Assets” or “Noncurrent Liabilities” sections on the Consolidated Balance Sheets, depending on whether the net current deferred income taxes and net noncurrent deferred income taxes were in an asset or liability position, respectively. The change in presentation for the quarter ended September 30, 2016 resulted in a reduction of both “Current Assets” and “Noncurrent Liabilities” for all prior periods presented.

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy),

Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2016, September 30, 2015 and December 31, 2015, the Unitil subsidiaries had deposited $3.5 million, $2.9 million and $2.3 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of September 30, 2016, September 30, 2015 and December 31, 2015, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	September 30,		December 31,
	2016	2015	2015
Allowance for Doubtful Accounts	$1.2	$2.0	$1.2

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2016, September 30, 2015 and December 31, 2015.

	September 30,		December 31,
Accrued Revenue ($ millions)	2016	2015	2015
Regulatory Assets – Current	$28.0	$22.6	$26.8
Unbilled Revenues	7.5	6.2	11.6

Total Accrued Revenue	$35.5	$28.8	$38.4

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2016, September 30, 2015 and December 31, 2015.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2016	2015	2015
Northern Utilities	$9.3	$9.9	$10.3
Fitchburg	0.5	0.7	0.8

Total Exchange Gas Receivable	$9.8	$10.6	$11.1

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2016, September 30, 2015 and December 31, 2015.

	September 30,		December 31,
Gas Inventory ($ millions)	2016	2015	2015
Natural Gas	$0.3	$0.3	$0.3
Propane	0.2	0.2	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.2

Total Gas Inventory	$0.6	$0.6	$0.8

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2016, September 30, 2015 and December 31, 2015, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $77.4 million, $69.9 million, and $70.1 million, respectively.

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

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2016	2015	2015
Retirement Benefits	$64.6	$65.3	$64.7
Energy Supply & Tracker Mechanisms	23.2	17.4	21.3
Deferred Storm Charges	11.0	16.9	15.4
Environmental	12.2	11.1	11.2
Income Taxes	7.7	8.9	8.5
Other	5.8	5.8	5.3

Total Regulatory Assets	$124.5	$125.4	$126.4
Less: Current Portion of Regulatory Assets(1)	28.0	22.6	26.8

Regulatory Assets – noncurrent	$96.5	$102.8	$99.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2016	2015	2015
Tracker Mechanisms	$8.5	$17.1	$8.0
Gas Pipeline Refund (Note 6)	8.4	22.0	15.7

Total Regulatory Liabilities	16.9	39.1	23.7
Less: Current Portion of Regulatory Liabilities	13.2	28.1	15.6

Regulatory Liabilities – noncurrent	$3.7	$11.0	$8.1

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2016 are $4.1 million of deferred storm charges to be recovered over the next two and a half years and $8.4 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven and a half years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of September 30, 2016, September 30, 2015 and December 31, 2015 the Company had 2.9 billion, 3.7 billion and 2.5 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of September 30, 2016, September 30, 2015 and December 31, 2015, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0.2 million, $0.1 million and less than $0.1 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At September 30, 2016, September 30, 2015 and December 31, 2015, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.9 million, $0.7 million and $0.7 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2016	2015	2015
Equity Funds	$1.1	$0.4	$0.4
Fixed Income Funds	0.8	0.3	0.3

Total Marketable Securities	$1.9	$0.7	$0.7

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2016	2015	2015
Current:
Exchange Gas Obligation	$9.3	$9.9	$10.3
Renewable Energy Portfolio Standards	3.6	5.5	4.0
Power Supply Contract Divestitures	0.3	0.4	0.3

Total Energy Supply Obligations – Current	13.2	15.8	14.6
Long-Term:
Power Supply Contract Divestitures	1.4	1.7	1.6

Total Energy Supply Obligations	$14.6	$17.5	$16.2

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

For all periods presented in this Form 10-Q for the quarter ended September 30, 2016, unamortized debt issuance costs related to the Company’s long-term debt are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets. The change in presentation resulted in a reduction of “Other Assets” and “Long-Term Debt” of $3.0 million and $2.9 million as of September 30, 2015 and December 31, 2015, respectively.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/19/16	11/28/16	11/14/16	$ 0.355
07/20/16	08/26/16	08/12/16	$ 0.355
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

10/21/15	11/27/15	11/13/15	$ 0.350
07/22/15	08/28/15	08/14/15	$ 0.350
04/22/15	05/28/15	05/14/15	$ 0.350
01/26/15	02/27/15	02/13/15	$ 0.350

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2016 and September 30, 2015 and as of December 31, 2015 (millions):

Three Months Ended September 30, 2016	Gas	Electric	Non- Regulated	Other	Total
Revenues	$22.1	$55.2	$1.5	$—	$78.8
Segment Profit (Loss)	(2.2)	5.3	0.3	0.1	3.5
Capital Expenditures	22.9	8.8	—	3.1	34.8

Three Months Ended September 30, 2015
Revenues	$21.7	$51.4	$1.6	$—	$74.7
Segment Profit (Loss)	(1.4)	2.5	0.3	0.3	1.7
Capital Expenditures	22.2	7.8	—	2.1	32.1

Nine Months Ended September 30, 2016
Revenues	$124.1	$150.4	$4.6	$—	$279.1
Segment Profit	7.2	8.7	0.9	0.1	16.9
Capital Expenditures	44.8	21.8	—	7.8	74.4
Segment Assets	610.3	425.4	7.2	29.5	1,072.4

Nine Months Ended September 30, 2015
Revenues	$149.6	$170.1	$4.7	$—	$324.4
Segment Profit	9.5	6.2	0.9	0.4	17.0
Capital Expenditures	45.1	19.5	0.1	5.9	70.6
Segment Assets	573.2	409.5	6.4	13.4	1,002.5

As of December 31, 2015
Segment Assets	$590.9	$415.1	$6.5	$26.3	$1,038.8

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2016, September 30, 2015 and December 31, 2015 are shown below:

($ millions)	September 30,		December 31,
	2016	2015	2015
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Notes, Due August 1, 2026	30.0	—	—

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	12.0	15.0	12.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	11.4	15.2	11.4
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	30.0	30.0	30.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	10.0	10.0	10.0

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	0.6	1.3	1.1

Total Long-Term Debt	355.0	332.5	325.5
Less: Unamortized Debt Issuance Costs	3.0	3.0	2.9

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	352.0	329.5	322.6
Less: Current Portion	17.0	3.8	17.1

Total Long-term Debt, Less Current Portion	$335.0	$325.7	$305.5

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

($ millions)	September 30,		December 31,
	2016	2015	2015
Estimated Fair Value of Long-Term Debt	$405.8	$356.7	$345.2

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $148.3 million and $77.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Total gross repayments were $153.4 million and $102.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. In the third quarter of 2016, the Company issued a standby letter of credit for $1.1 million. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2016, September 30, 2015 and December 31, 2015:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2016	2015	2015
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$36.9	$4.1	$42.0
Letters of Credit Outstanding	$1.1	$—	$—

Available	$82.0	$115.9	$78.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2016, September 30, 2015 and December 31, 2015, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

The weighted average interest rates on all short-term borrowings were 1.7% and 1.6% for the nine months ended September 30, 2016 and September 30, 2015, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2015 was 1.5%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2016, there are $2.6 million of current and $8.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.3 million, $9.9 million and $10.8 million of natural gas storage inventory at September 30, 2016, September 30, 2015 and December 31, 2015, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2016 and payable in October 2016 is $0.1 million and is recorded in Accounts Payable at September 30, 2016. The amount of natural gas inventory released in September 2015 and payable in October 2015 was $0.1 million and is recorded in Accounts Payable at September 30, 2015. The amount of natural gas inventory released in December 2015 and payable in January 2016 was $0.6 million and was recorded in Accounts Payable at December 31, 2015.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2016, there were approximately $21.1 million of guarantees outstanding and the longest term guarantee extends through August 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of September 30, 2016, the principal amount outstanding for the 8% Unitil Realty notes was $0.6 million, and the principal amount outstanding for the 7.15% Granite State notes was $10.0 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 13,982,941, 13,991,430 and 14,060,147 shares of common stock outstanding at September 30, 2015, December 31, 2015 and September 30, 2016, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first nine months of 2016, the Company sold 24,697 shares of its common stock, at an average price of $39.88 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $985,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 26, 2016, 43,220 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. On April 19, 2016, 800 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of less than $0.1 million. There were 95,506 and 80,588 non-vested shares under the Stock Plan as of September 30, 2016 and 2015, respectively. The weighted average grant date fair value of these shares was $35.30 and $33.14, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.0 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was approximately $1.4 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.6 years. There were no forfeitures or cancellations under the Stock Plan during the nine months ended September 30, 2016.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2016 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2015	33,588	$31.83
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	910	$39.64
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2016	34,498	$32.03

There were 24,294 Restricted Stock Units outstanding as of September 30, 2015 with a weighted average stock price of $30.04. On October 3, 2016, there were 12,150 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2016, September 30, 2015 and December 31, 2015 is $0.6 million, $0.4 million and $0.5 million, respectively, representing the fair value of liabilities associated with the portion of fully vested Restricted Stock Units that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, and $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2016 and December 31, 2015, respectively. There was $0.2 million, or 2,009 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2015. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2016 and September 30, 2015, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2015 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2016.

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for an increase in distribution base rates with the NHPUC. The Company is seeking an increase in base rates of approximately $6.3 million or 3.6 percent above present rates. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with certain plant additions. On June 28, 2016 the NHPUC approved a settlement agreement between the Company, Commission Staff and the Officer of Consumer Advocate on a $2.4 million temporary rate increase effective July 1, 2016. The temporary rate increase will remain in effect until a permanent rate increase decision is issued. Once a permanent rate is decided, it will be reconciled back to the effective date of the temporary rate increase. The remaining issues in the rate case are pending investigation and decision by the NHPUC.

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

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers. In New Hampshire, the refund is being credited to all customers over a three year period as directed by the NHPUC. In Maine, the refund has been divided into two parts, as directed by the MPUC. Maine retail customers who purchase their gas directly from Northern Utilities are being credited their portion of the refund over a three year period. The second part of the refund was paid on October 5, 2015 as a one-time lump sum payment directly to marketers who transport gas on Northern Utilities’ distribution system. The Company has recorded current and noncurrent Regulatory Liabilities of $5.0 million and $3.5 million, respectively, on its Consolidated Balance Sheets as of September 30, 2016.

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

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015 the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard (“EERS”), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. On April 27, 2016, a comprehensive settlement agreement was filed by the parties, including Unitil Energy and Northern Utilities, which was approved by the NHPUC on August 2, 2016. The settlement provides for: extending the 2014-2016 Core program an additional year (through 2017); establishing an EERS; establishing a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs; and approving the performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs.

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

Fitchburg – Service Quality – On March 1, 2016, Fitchburg submitted its 2015 Service Quality Reports for both its gas and electric divisions. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. Fitchburg’s annual gas and electric divisions’ Service Quality Reports for the periods up through 2014 have all been approved by the MDPU. On September 30, 2016, the MDPU approved Fitchburg’s 2015 electric division Service Quality Report as filed. Fitchburg’s 2015 gas division Service Quality Report remains pending.

MDPU Service Quality Guidelines – In December 2015, the MDPU issued its final order adopting new and revised Service Quality Guidelines. The Company has generally been able to meet or exceed the performance metrics of the previous Service Quality Guidelines and believes that it will continue to meet or exceed the performance metrics under the new and revised Guidelines.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility pursuant to G.L. c. 164, § 1A(f), as amended by Chapter 75 of the Acts of 2016. The facility would be located on Company property in Fitchburg, Massachusetts. The proposal includes a cost recovery mechanism that would share the costs and benefits of the project among all Fitchburg customers. The MDPU is expected to issue a decision on the petition by the end of 2016, and construction of facilities is expected to be completed by the end of November 2017.

Fitchburg – Energy Diversity – Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC) to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016 and joint evaluation activities are ongoing. Selection of contracts is expected during the fourth quarter of 2016. Fitchburg’s final contracts will be subject to review and approval of the MDPU.

Fitchburg – Other – On September 23, 2016, the Massachusetts Department of Energy Resources (“DOER”) presented its Solar Incentive Straw Proposal in accordance with Chapter 75 of the Acts of 2016 which directed the DOER to develop a statewide solar incentive program to encourage the continued development of solar renewable energy generating sources by residential, commercial, governmental and industrial electricity customers throughout the commonwealth. The program would replace the state’s expiring solar incentive program, which uses solar renewable energy credits (“SRECs”) and is known as SREC-2, with a tariff program. The tariff would provide for incentive payments which would be net of energy value (i.e., total tariff rate minus value of energy). The program also includes a variety of tariff adders, including incentives for location, such as landfill site, for off-takers, such as a community aggregation program, and for other technologies, such as behind-the-meter storage. Cost recovery of tariff payments and administrative costs may be made through a fixed, non-bypassable monthly charge to all distribution customers. Comments on the straw proposal are due October 28, 2016. The DOER’s implementation schedule includes filing emergency regulations by the end of the year, conducting a rulemaking during winter 2017 to permanently promulgate emergency regulation, MDPU review of model tariffs in spring 2017, and final program implementation in summer 2017.

On May 11, 2016, the MDPU issued an Order commencing a rulemaking proceeding to adopt emergency regulations amending 220 C.M.R. § 18.00 et seq. (“Net Metering Regulations”). Specifically, the MDPU amended its Net Metering Regulations to implement the net metering provisions of An Act Relative to Solar Energy, St. 2016, c. 75, §§ 3-9, and to make additional clerical changes to the Net Metering Regulations. On July 15, 2016, the MDPU issued an order approving Final Net Metering Regulations. The distribution companies were required to submit draft net metering tariffs to comply with the new regulations, which they did on September 1, 2016. On August 23, 2016 the MDPU held a technical session to discuss its straw proposal for a monthly minimum reliability contribution (“MMRC”). The purpose of the MMRC is for all distribution company customers to contribute to the fixed costs that ensure the reliability, proper maintenance, and safety of the electric distribution system. Parties in the proceeding are scheduled to file alternative proposals on October 11, 2016. These matters remain pending.

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

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Town of Lunenburg has filed a separate action in the Court arising out of the December 2008 ice storm. The Company continues to believe that both of these suits are without merit and will continue to defend itself vigorously. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these suits will not have a material impact on its financial position, operating results or cash flows.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2015 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 28, 2016.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2016, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs.

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

Off-site sediment contamination attributed to the former Exeter MGP was remediated successfully in January 2016. The closure report submitted by Northern Utilities was accepted by the NH DES with minor water quality monitoring for a limited time period.

At the site in Somersworth, Northern Utilities submitted the investigative report requested by the NH DES in September 2016. Although the report is currently under review by the NH DES, a recommendation was advanced favoring a third round of on-site treatment of MGP residuals. Northern Utilities anticipates a decision by the NH DES on the recommendation by December 2016.

In Lewiston, on-site monitoring continues with a continued yet gradual reduction observed in the concentration of MGP residuals in the on-site groundwater.

Final remediation activities in Portland were completed in December 2015 and closure documentation was submitted to the ME DEP in June 2016. Northern Utilities anticipates the ME DEP will issue a Certificate of Completion for these activities by December 2016. Pursuant to an agreement between the State of Maine and Northern Utilities, future remedial activities necessitated as a result of development of the site will be primarily the responsibility of the State of Maine.

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

Fitchburg’s Manufactured Gas Plant Site – Fitchburg completed the scheduled site work at the former MGP site at Sawyer Passway, located in Fitchburg, Massachusetts in the fourth quarter of 2014. The closure documentation for the site was submitted in December 2015 and is under review by the Massachusetts Department of Environmental Protection (MA DEP) with a decision anticipated by the fourth quarter of 2016.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2016 and 2015.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Nine months ended September 30,
	2016	2015	2016	2015	2016	2015
Total Balance at Beginning of Period	$1.2	$1.9	$1.6	$3.6	$2.8	$5.5
Additions	—	—	0.9	1.9	0.9	1.9
Less: Payments / Reductions	0.1	0.3	0.6	1.6	0.7	1.9

Total Balance at End of Period	1.1	1.6	1.9	3.9	3.0	5.5

Less: Current Portion	0.1	1.6	0.2	3.4	0.3	5.0

Noncurrent Balance at End of Period	$1.0	$—	$1.7	$0.5	$2.7	$0.5

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2015 with the Internal Revenue Service (IRS) in September 2016. As of September 30, 2016, the Company had recorded cumulative federal Net Operating Loss (NOL) carryforward assets and Research and Development (R&D) credit carryforwards of $12.2 million to offset against taxes payable in future periods. If unused, the Company’s federal NOL carryforward assets will begin to expire in 2029, and the federal R&D credits will begin to expire in 2035. In addition, at September 30, 2016, the Company had $1.5 million of cumulative Alternative Minimum Tax (AMT) credit carryforwards to offset future AMT taxes payable indefinitely.

In 2015, the Company recognized a tax benefit of $63,000 and $288,000 for tax years 2014 and 2015, respectively, in the tax provision related to Federal research and development tax credits under the rules of section 41 of the Internal Revenue Code. The Company will continue to recognize a tax benefit on its incremental qualified research expenses and for the nine month period ended September 30, 2016 has recognized a tax benefit in the tax provision of $362,852 related to 2016 expenditures.

The Company evaluated its tax positions at September 30, 2016 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2013; December 31, 2014; and December 31, 2015.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2016	2015
Used to Determine Plan Costs
Discount Rate	4.30%	4.00%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	8.00%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	6.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2022	2018

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service Cost	$851	$916	$652	$656	$41	$28
Interest Cost	1,486	1,343	808	729	96	78
Expected Return on Plan Assets	(1,814)	(1,694)	(301)	(273)	—	—
Prior Service Cost Amortization	66	54	372	420	47	2
Actuarial Loss Amortization	1,099	1,180	262	288	94	84

Sub-total	1,688	1,799	1,793	1,820	278	192
Amounts Capitalized and Deferred	(839)	(927)	(904)	(921)	—	—

Net Periodic Benefit Cost Recognized	$849	$872	$889	$899	$278	$192

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service Cost	$2,553	$2,748	$1,956	$1,968	$123	$84
Interest Cost	4,458	4,029	2,424	2,187	288	234
Expected Return on Plan Assets	(5,442)	(5,082)	(903)	(819)	—	—
Prior Service Cost Amortization	198	162	1,116	1,260	141	8
Actuarial Loss Amortization	3,297	3,540	786	864	282	252

Sub-total	5,064	5,397	5,379	5,460	834	578
Amounts Capitalized and Deferred	(2,246)	(2,510)	(2,508)	(2,563)	—	—

Net Periodic Benefit Cost Recognized	$2,818	$2,887	$2,871	$2,897	$834	$578

Employer Contributions

As of September 30, 2016, the Company had made $5.1 million and $2.8 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2016. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2016 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2016, the Company had made $25,600 of benefit payments under the SERP Plan in 2016. The Company presently anticipates making an additional $8,500 of benefit payments under the SERP Plan in 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2016 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2016.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/16 – 7/31/16	—	—	—	$68,808
8/1/16 – 8/31/16	—	—	—	$68,808
9/1/16 – 9/30/16	118	$39.58	118	$64,138

Total	118		118

Item 5.	Other Information

On October 20, 2016, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2016. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference*

4.1	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.2	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.3	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.4	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.5	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.6	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.7	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.8	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 20, 2016 Announcing Earnings For the Quarter Ended September 30, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 20, 2016	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 20, 2016	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference*

4.1	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.2	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.3	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.4	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.5	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.6	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.7	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.8	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 20, 2016 Announcing Earnings For the Quarter Ended September 30, 2016.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.