Form 10-Q
period 2017-03-31
UNITIL CORP
filed 2017-04-27
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2017
Common Stock, no par value	14,108,785 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2017

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

Unitil had an investment in Net Utility Plant of $890.9 million at March 31, 2017. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for a $6.3 million or 3.6 percent increase in distribution base rates with the NHPUC. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with utility plant additions. The Company was initially provided a temporary increase of $2.4 million effective July 1, 2016, subject to reconciliation with the permanent rates when approved by the NHPUC. On April 20, 2017 the NHPUC issued its final order approving a settlement between the Company, Commission Staff and the Office of Consumer Advocate which provides for a permanent increase of $4.1 million, and a three year rate plan with the first rate step adjustment in May 2017 of $0.9 million, followed by rate step adjustments in May of 2018 and 2019 for 80% of capital expenditures.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. The MDPU also approved a capital cost recovery mechanism, providing for annual adjustments to target revenues to account for capital spending. In 2016, Fitchburg made its first capital cost adjustment filing documenting its capital investments for calendar year 2015 which provided approximately $0.2 million to $0.3 million of annual revenue. On December 27, 2016 the MDPU approved this filing subject to further investigation and reconciliation. On a prospective basis, Fitchburg expects annual revenue adjustments of approximately $0.3 million.

Fitchburg – Base Rates – Gas – On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement plan program to recover the estimated cost to be incurred in 2017. The filing seeks approval to collect an additional $0.9 million, over and above the $0.9 million already reflected in rates, to recover the cumulative cost of investments in the program through the end of 2017. In addition, the Company seeks a waiver of the 1.5 percent cap on annual changes in the revenue requirement eligible for recovery. The MDPU’s decision on this request is pending and is expected by the end of April, 2017, for rates effective May 1, 2017. On a prospective basis, Fitchburg expects annual revenue adjustments of approximately $0.6 million.

Northern Utilities – Base Rates – Maine – On March 31, 2017, Northern Utilities issued a 60 day Notice of Intent to file a rate case with the MPUC to increase gas base distribution rates by approximately $5.5 million.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2017 TIRA, for 2016 expenditures, approved by the MPUC on April 25, 2017, provides for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015 the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine and is being initially piloted in the City of Saco. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The City of Saco TAB program, being built out over a period of three years, has the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. On February 28, 2017, the Company filed for approval of its second TAB program, for the Town of Sanford, ME. The second TAB program has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. This matter remains pending.

Northern Utilities – Base Rates – New Hampshire – On April 24, 2017, Northern Utilities issued a 60 day Notice of Intent to file a rate case with the NHPUC to increase gas base distribution rates by approximately $5.0 million.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUCMPUC. The Company has recorded current and noncurrent Regulatory Liabilities related to these refunds of $3.6 million and $0.7 million, respectively, on its Consolidated Balance Sheets as of March 31, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 24, 2016 Granite State filed for an annual revenue and rate increase under this provision of $0.3 million, effective August 1, 2016. This filing was approved by the FERC on July 13, 2016. In the second quarter of 2017, the Company expects to file for an annual rate and revenue increase between $0.3 million and $0.4 million, effective August 1, 2017.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2017 and March 31, 2016 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Company’s results of operations reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of natural gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s natural gas sales margins are derived from a higher percentage of fixed billing components, including customer charges. Therefore, natural gas revenues and margin will be less affected by the seasonal nature of the natural gas business. In addition, as previously discussed, approximately 27% and 11% of the Company’s total annual electric and natural gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect sales margin.

Earnings Overview

The Company’s Net Income was $12.4 million, or $0.88 per share, for the first quarter of 2017, an increase of $1.5 million, or $0.10 per share, compared to the first quarter of 2016. The Company’s earnings in the first quarter of 2017 were driven by higher natural gas and electric sales margins, reflecting: higher distribution rates, colder winter weather and customer growth, compared to the first quarter of 2016.

Natural gas sales margin was $38.0 million in the three months ended March 31, 2017, resulting in an increase of $2.1 million compared to the same period in 2016. Gas sales margin in the first quarter of 2017 was positively affected by: higher natural gas distribution rates, the positive impact of colder winter weather on sales and customer growth. Total therm sales of natural gas increased 3.6% in the three months ended March 31, 2017 compared to the same period in 2016. Based on weather data collected in the Company’s natural gas service areas, there were 5.4% more HDD in the first quarter of 2017 compared to the same period in 2016.

Electric sales margin was $22.0 million in the three months ended March 31, 2017, resulting in an increase of $1.9 million compared to the same period in 2016. Electric sales margin in the first quarter of 2017 was positively affected by higher electric distribution rates and customer growth.

Operation and Maintenance (O&M) expenses increased $0.2 million in the three months ended March 31, 2017 compared to the same period in 2016. The change in O&M expenses reflects higher compensation and benefit costs of $0.4 million, partially offset by lower utility operating costs of $0.2 million.

Depreciation and Amortization expense increased $0.7 million in the three months ended March 31, 2017 compared to the same period in 2016, reflecting higher depreciation of $0.8 million on normal utility plant assets in service, partially offset by lower amortization of $0.1 million.

Taxes Other Than Income Taxes increased $0.5 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Interest Expense, net increased $0.5 million in the three months ended March 31, 2017 compared to the same period in 2016, reflecting lower net interest income on regulatory assets and higher levels of short-term debt.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $1.7 million in the three months ended March 31, 2017, an increase of $0.1 million compared to the same period in 2016. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource.

At its January 2017 and April 2017 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.36 per share. These quarterly dividends result in a current effective annual dividend rate of $1.44 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2017 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 3.6% in the three months ended March 31, 2017 compared to the same period in 2016, reflecting increases of 6.1% and 2.9% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s service areas was driven by colder winter weather in the first quarter of 2017 compared to 2016 and customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 5.4% more HDD in the first quarter of 2017 compared to the same period in 2016. As of March 31, 2017, the number of total natural gas customers served has increased by 1,025 in the last twelve months. As previously discussed, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three months ended March 31, 2017 and 2016, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2017	2016	Change	% Change
Residential	21.0	19.8	1.2	6.1%
Commercial / Industrial	64.9	63.1	1.8	2.9%

Total	85.9	82.9	3.0	3.6%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2017 and 2016:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Gas Operating Revenues:
Residential	$31.1	$29.4	$1.7	5.8%
Commercial / Industrial	43.7	43.7	—	—

Total Gas Operating Revenues	$74.8	$73.1	$1.7	2.3%

Cost of Gas Sales	$36.8	$37.2	$(0.4)	(1.1%)

Gas Sales Margin	$38.0	$35.9	$2.1	5.8%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. The Company believes Gas Sales Margin is an important measure to analyze profitability because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Natural gas sales margin was $38.0 million in the three months ended March 31, 2017, resulting in an increase of $2.1 million compared to the same period in 2016. Gas sales margin in the first quarter of 2017 was positively affected: by $1.1 million in higher natural gas distribution rates, the positive impact of colder winter weather on sales of $0.6 million and customer growth of $0.4 million.

The increase in Total Gas Operating Revenues of $1.7 million in the first quarter of 2017 reflects higher natural gas sales volumes and lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2017, Unitil’s total electric kWh sales decreased 1.2% compared to the first quarter of 2016. Sales to Residential customers increased 0.5% in the first quarter of 2017 compared to the same period in 2016, reflecting customer growth. Sales to C&I customers decreased 2.4% in the first quarter of 2017 compared to the same period in 2016, reflecting lower usage by industrial customers for production purposes, partially offset by customer growth. As of March 31, 2017, the number of total electric customers served has increased by 1,032 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2017 and 2016 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2017	2016	Change	% Change
Residential	176.2	175.4	0.8	0.5%
Commercial / Industrial	236.2	241.9	(5.7)	(2.4%)

Total	412.4	417.3	(4.9)	(1.2%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2017 and 2016:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Electric Operating Revenues:
Residential	$28.9	$30.1	$(1.2)	(4.0%)
Commercial / Industrial	20.6	21.0	(0.4)	(1.9%)

Total Electric Operating Revenues	$49.5	$51.1	$(1.6)	(3.1%)

Total Cost of Electric Sales	$27.5	$31.0	$(3.5)	(11.3%)

Electric Sales Margin	$22.0	$20.1	$1.9	9.5%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company believes Electric Sales Margin is an important measure to analyze profitability because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Electric sales margin was $22.0 million in the three months ended March 31, 2017, resulting in an increase of $1.9 million compared to the same period in 2016. Electric sales margin in the first quarter of 2017 was positively affected by higher electric distribution rates of $1.6 million and customer growth of $0.3 million.

The decrease in Total Electric Operating Revenues of $1.6 million in the first quarter of 2017 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Operating Revenue for the three months ended March 31, 2017 and 2016:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Other	$1.7	$1.6	$0.1	6.3%

Total Other Operating Revenue	$1.7	$1.6	$0.1	6.3%

Total Other Operating Revenue in the first quarter of 2017, which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, increased $0.1 million, or 6.3%, compared to the first quarter of 2016. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $0.4 million, or 1.1%, in the three months ended March 31, 2017 compared to the same period in 2016. This decrease reflects lower wholesale natural gas prices and an increase in the amount of natural gas purchased by customers directly from third-party suppliers, partially offset by higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $3.5 million, or 11.3%, in the three months ended March 31, 2017 compared to the same period in 2016. This decrease reflects lower sales of electricity and lower wholesale electricity prices, partially offset by a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $0.2 million, or 1.1%, in the three months ended March 31, 2017 compared to the same period in 2016. The change in O&M expenses reflects higher compensation and benefit costs of $0.4 million, partially offset by lower utility operating costs of $0.2 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.7 million, or 5.9%, in the three months ended March 31, 2017 compared to the same period in 2016, reflecting higher depreciation of $0.8 million on normal utility plant assets in service, partially offset by lower amortization of $0.1 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.5 million, or 10.0%, in the three months ended March 31, 2017 compared to the same period in 2016, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Other Expense, net – Other Expense, net in the three month period ended March 31, 2017 was essentially on par with the same period in 2016.

Income Taxes – Federal and State Income Taxes increased by $0.7 million for the three months ended March 31, 2017 compared to the same period in 2016, reflecting higher pre-tax earnings in the current period.

Interest Expense, net – Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is accrued.

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

Interest Expense, net (millions)	Three Months Ended March 31,
	2017	2016	Change
Interest Expense
Long-term Debt	$5.3	$5.4	$(0.1)
Short-term Debt	0.6	0.3	0.3
Regulatory Liabilities	0.5	0.1	0.4

Subtotal Interest Expense	6.4	5.8	0.6

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—
AFUDC and Other	(0.2)	(0.1)	(0.1)

Subtotal Interest (Income)	(0.4)	(0.3)	(0.1)

Total Interest Expense, net	$6.0	$5.5	$0.5

Interest Expense, net increased $0.5 million in the three months ended March 31, 2017 compared to the same period in 2016, reflecting lower net interest income on net regulatory assets/liabilities and higher levels of short-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At March 31, 2017, March 31, 2016 and December 31, 2016, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $55.7 million for the three months ended March 31, 2017. Total gross repayments were $61.0 million for the three months ended March 31, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2017, March 31, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$76.6	$47.9	$81.9
Letters of Credit Outstanding	$1.1	$—	$1.1

Available	$42.3	$72.1	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2017, March 31, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

On April 21, 2017, Northern Utilities, Fitchburg and Granite State, priced $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. (See also “Subsequent Events” in Note 1.)

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2017, there are $2.6 million of current and $7.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2017, there were approximately $23.9 million of guarantees outstanding and the longest term guarantee extends through August 2017.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $3.8 million, $6.7 million and $9.9 million of natural gas storage inventory at March 31, 2017, March 31, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2017 and payable in April 2017 is $2.0 million and is recorded in Accounts Payable at March 31, 2017. The amount of natural gas inventory released in March 2016 and payable in April 2016 was $0.4 million and was recorded in Accounts Payable at March 31, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2017, the principal amount outstanding for the 8% Unitil Realty notes was $0.2 million, and the principal amount outstanding for the 7.15% Granite State notes was $6.7 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of March 31, 2017, there were approximately $23.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2017. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. For a complete discussion of the Company’s significant accounting policies, refer to the Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 2, 2017.

LABOR RELATIONS

As of March 31, 2017, the Company and its subsidiaries had 491 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2017, a total of 157 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2017:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	34	06/05/2020
Northern Utilities ME Division/Granite State	36	03/31/2021
Unitil Energy	37	05/31/2018
Unitil Service	5	05/31/2018

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2017 and March 31, 2016 were 2.1% and 1.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Operating Revenues
Gas	$74.8	$73.1
Electric	49.5	51.1
Other	1.7	1.6

Total Operating Revenues	126.0	125.8

Operating Expenses
Cost of Gas Sales	36.8	37.2
Cost of Electric Sales	27.5	31.0
Operation and Maintenance	17.6	17.4
Depreciation and Amortization	12.5	11.8
Taxes Other than Income Taxes	5.5	5.0

Total Operating Expenses	99.9	102.4

Operating Income	26.1	23.4
Interest Expense, net	6.0	5.5
Other Expense, net	—	—

Income Before Income Taxes	20.1	17.9
Income Taxes	7.7	7.0

Net Income	$12.4	$10.9

Net Income Per Common Share (Basic and Diluted)	$0.88	$0.78
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.0	14.0
Dividends Declared Per Share of Common Stock	$0.360	$0.355

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2017	2016	2016
ASSETS:

Current Assets:
Cash and Cash Equivalents	$8.8	$8.1	$5.8
Accounts Receivable, net	57.6	58.0	52.9
Accrued Revenue	41.3	42.1	49.5
Exchange Gas Receivable	2.1	6.8	8.3
Gas Inventory	0.3	0.4	0.6
Prepayments and Other	16.0	12.7	14.5

Total Current Assets	126.1	128.1	131.6

Utility Plant:
Gas	642.0	586.8	629.5
Electric	440.9	409.9	437.9
Common	35.9	35.8	35.8
Construction Work in Progress	68.6	56.9	70.2

Total Utility Plant	1,187.4	1,089.4	1,173.4
Less: Accumulated Depreciation	296.5	276.3	290.0

Net Utility Plant	890.9	813.1	883.4

Other Noncurrent Assets:
Regulatory Assets	103.5	98.2	104.1
Other Assets	13.9	13.5	9.1

Total Other Noncurrent Assets	117.4	111.7	113.2

TOTAL ASSETS	$1,134.4	$1,052.9	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2017	2016	2016
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$28.1	$27.0	$32.4
Short-Term Debt	76.6	47.9	81.9
Long-Term Debt, Current Portion	30.0	17.1	16.8
Regulatory Liabilities	12.8	18.8	10.4
Energy Supply Obligations	9.0	13.9	12.0
Environmental Obligations	0.5	0.7	0.4
Capital Lease Obligations	3.0	3.1	3.0
Interest Payable	6.0	6.1	3.9
Other Current Liabilities	11.0	11.4	16.1

Total Current Liabilities	177.0	146.0	176.9

Noncurrent Liabilities:
Retirement Benefit Obligations	151.5	126.8	149.0
Deferred Income Taxes, net	106.0	93.1	97.9
Cost of Removal Obligations	79.7	72.3	77.0
Regulatory Liabilities	0.7	3.3	2.6
Capital Lease Obligations	7.5	10.4	8.3
Environmental Obligations	1.8	2.0	1.5
Other Noncurrent Liabilities	4.9	3.5	5.1

Total Noncurrent Liabilities	352.1	311.4	341.4

Capitalization:
Long-Term Debt, Less Current Portion	303.5	305.4	316.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,107,741, 14,043,280 and 14,065,230 Shares)	242.1	238.9	240.7
Retained Earnings	59.5	51.0	52.2

Total Common Stock Equity	301.6	289.9	292.9
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	301.8	290.1	293.1

Total Capitalization	605.3	595.5	609.9

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,134.4	$1,052.9	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net Income	$12.4	$10.9
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	12.5	11.8
Deferred Tax Provision	7.9	5.7
Changes in Working Capital Items:
Accounts Receivable	(4.7)	(8.2)
Accrued Revenue	8.2	(3.7)
Exchange Gas Receivable	6.2	4.3
Regulatory Liabilities	2.4	3.2
Accounts Payable	(4.3)	(6.3)
Other Changes in Working Capital Items	(1.2)	2.2
Deferred Regulatory and Other Charges	(7.7)	(8.4)
Other, net	5.8	2.7

Cash Provided by Operating Activities	37.5	14.2

Investing Activities:
Property, Plant and Equipment Additions	(17.5)	(11.3)

Cash (Used in) Investing Activities	(17.5)	(11.3)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(5.3)	5.9
Repayment of Long-Term Debt	(0.2)	(0.2)
Decrease in Capital Lease Obligations	(0.8)	(0.6)
Net Decrease in Exchange Gas Financing	(5.9)	(3.9)
Dividends Paid	(5.1)	(5.0)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(17.0)	(3.5)

Net Increase / (Decrease) in Cash and Cash Equivalents	3.0	(0.6)
Cash and Cash Equivalents at Beginning of Period	5.8	8.7

Cash and Cash Equivalents at End of Period	$8.8	$8.1

Supplemental Cash Flow Information:
Interest Paid	$4.0	$2.9
Income Taxes Paid	$—	$1.0
Payments on Capital Leases	$0.9	$0.9
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.6	$0.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		12.4	12.4
Dividends on Common Shares		(5.1)	(5.1)
Stock Compensation Plans	1.1		1.1
Issuance of 7,581 Common Shares	0.3		0.3

Balance at March 31, 2017	$242.1	$59.5	$301.6

Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		10.9	10.9
Dividends on Common Shares		(5.0)	(5.0)
Stock Compensation Plans	1.1		1.1
Issuance of 8,630 Common Shares	0.3		0.3

Balance at March 31, 2016	$238.9	$51.0	$289.9

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC) on February 2, 2017, for a description of the Company’s Basis of Presentation.

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2017, March 31, 2016 and December 31, 2016, the Unitil subsidiaries had deposited $2.6 million, $2.1 million and $2.8 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of March 31, 2017, March 31, 2016 and December 31, 2016.

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

The Allowance for Doubtful Accounts as of March 31, 2017, March 31, 2016 and December 31, 2016, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	March 31,		December 31,
	2017	2016	2016
Allowance for Doubtful Accounts	$1.0	$1.5	$1.1

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2017, March 31, 2016 and December 31, 2016.

	March 31,		December 31,
Accrued Revenue ($ millions)	2017	2016	2016
Regulatory Assets – Current	$32.0	$33.7	$37.9
Unbilled Revenues	9.3	8.4	11.6

Total Accrued Revenue	$41.3	$42.1	$49.5

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2017, March 31, 2016 and December 31, 2016.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2017	2016	2016
Northern Utilities	$1.9	$6.3	$7.8
Fitchburg	0.2	0.5	0.5

Total Exchange Gas Receivable	$2.1	$6.8	$8.3

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2017, March 31, 2016 and December 31, 2016.

	March 31,		December 31,
Gas Inventory ($ millions)	2017	2016	2016
Natural Gas	$—	$0.1	$0.3
Propane	0.2	0.2	0.2
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.3	$0.4	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2017, March 31, 2016 and December 31, 2016, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $79.7 million, $72.3 million, and $77.0 million, respectively.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2017	2016	2016
Retirement Benefits	$75.7	$64.4	$75.9
Energy Supply & Other Regulatory Tracker Mechanisms	27.7	28.2	32.7
Deferred Storm Charges	8.6	13.8	9.6
Environmental	10.7	11.9	10.8
Income Taxes	7.3	8.3	7.3
Other	5.5	5.3	5.7

Total Regulatory Assets	135.5	131.9	142.0
Less: Current Portion of Regulatory Assets(1)	32.0	33.7	37.9

Regulatory Assets – noncurrent	$103.5	$98.2	$104.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2017	2016	2016
Regulatory Tracker Mechanisms	$9.2	$12.0	$6.2
Gas Pipeline Refund (Note 6)	4.3	10.1	6.8

Total Regulatory Liabilities	13.5	22.1	13.0
Less: Current Portion of Regulatory Liabilities	12.8	18.8	10.4

Regulatory Liabilities – noncurrent	$0.7	$3.3	$2.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2017 are $2.5 million of deferred storm charges to be recovered over the next one and a half years and $8.0 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of March 31, 2017, March 31, 2016 and December 31, 2016 the Company had 1.2 billion, 1.8 billion and 2.0 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of March 31, 2017 and 2016, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0.3 million and less than $0.1 million, respectively.

Investments in Marketable Securities – The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At March 31, 2017, March 31, 2016 and December 31, 2016, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.3 million, $0.7 and $1.9 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2017	2016	2016
Equity Funds	$1.1	$0.4	$1.1
Fixed Income Funds	0.9	0.3	0.8
Cash and Equivalents	1.3	—	—

Total Marketable Securities	$3.3	$0.7	$1.9

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2017	2016	2016
Current:
Exchange Gas Obligation	$1.9	$6.3	$7.8
Renewable Energy Portfolio Standards	6.8	7.3	3.9
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	9.0	13.9	12.0
Long-Term:
Power Supply Contract Divestitures	1.2	1.5	1.3

Total Energy Supply Obligations	$10.2	$15.4	$13.3

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

Power Supply Contract Divestitures – Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).

Recently Issued Pronouncements – In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, which provides for improvements to employee share-based payment accounting. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this new guidance in the first quarter of 2017 and it did not have an impact on the Company’s Consolidated Financial Statements.

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

Subsequent Events – The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events, other than the pricing of debt discussed below, that would result in adjustment to or disclosure in its Consolidated Financial Statements.

On April 21, 2017, Northern Utilities, Fitchburg and Granite State, priced $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. Northern Utilities priced $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg priced $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State priced $15 million of Notes due 2027 at 3.72%.

Northern Utilities, Fitchburg and Granite State plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes. Northern Utilities, Fitchburg and Granite State anticipate closing this long-term financing in the fourth quarter of 2017.

Northern Utilities, Fitchburg and Granite State have received initial commitments from the expected purchasers of the Notes. However, the issuance of the Notes is subject to execution of the definitive documentation and funding of the commitments.

The Notes offered have not been and will not be registered under the Securities Act of 1933 (Act), or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/26/17	05/30/17	05/16/17	$ 0.360
01/25/17	02/28/17	02/14/17	$ 0.360

10/19/16	11/28/16	11/14/16	$ 0.355
07/20/16	08/26/16	08/12/16	$ 0.355
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2017 and March 31, 2016:

Three Months Ended March 31, 2017 ($ millions)	Gas	Electric	Non- Regulated	Other	Total
Revenues	$74.8	$49.5	$1.7	$—	$126.0
Segment Profit (Loss)	9.9	2.1	0.4	—	12.4
Identifiable Segment Assets	641.8	442.8	7.0	42.8	1,134.4
Capital Expenditures	5.7	8.3	—	3.5	17.5

Three Months Ended March 31, 2016 ($ millions)
Revenues	$73.1	$51.1	$1.6	$—	$125.8
Segment Profit	9.4	1.3	0.3	(0.1)	10.9
Identifiable Segment Assets	596.9	420.8	6.8	28.4	1,052.9
Capital Expenditures	3.1	5.7	—	2.5	11.3

As of December 31, 2016 ($ millions)
Identifiable Segment Assets	$645.2	$441.1	$6.8	$35.1	$1,128.2

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at March 31, 2017, March 31, 2016 and December 31, 2016 are shown below:

($ millions)	March 31,		December 31,
	2017	2016	2016
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Notes, Due August 1, 2026	30.0	—	30.0

Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	9.0	12.0	9.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0

Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	9.5	11.4	9.5
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0

Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	20.0	30.0	20.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0

Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	6.7	10.0	6.7

Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	0.2	0.9	0.4

Total Long-Term Debt	336.4	325.3	336.6
Less: Unamortized Debt Issuance Costs	2.9	2.8	3.0

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	333.5	322.5	333.6
Less: Current Portion	30.0	17.1	16.8

Total Long-term Debt, Less Current Portion	$303.5	$305.4	$316.8

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

($ millions)	March 31,		December 31,
	2017	2016	2016
Estimated Fair Value of Long-Term Debt	$374.3	$355.7	$370.3

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $55.7 million for the three months ended March 31, 2017. Total gross repayments were $61.0 million for the three months ended March 31, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2017, March 31, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$76.6	$47.9	$81.9
Letters of Credit Outstanding	$1.1	$—	$1.1

Available	$42.3	$72.1	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2017, March 31, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 2.1% and 1.7% for the three months ended March 31, 2017 and March 31, 2016, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

On April 21, 2017, Northern Utilities, Fitchburg and Granite State, priced $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. (See also “Subsequent Events” in Note 1.)

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2017, there are $2.6 million of current and $7.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $3.8 million, $6.7 million and $9.9 million of natural gas storage inventory at March 31, 2017, March 31, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2017 and payable in April 2017 is $2.0 million and is recorded in Accounts Payable at March 31, 2017. The amount of natural gas inventory released in March 2016 and payable in April 2016 was $0.4 million and was recorded in Accounts Payable at March 31, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2017, there were approximately $23.9 million of guarantees outstanding and the longest term guarantee extends through August 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Unitil Realty and Granite State. As of March 31, 2017, the principal amount outstanding for the 8% Unitil Realty notes was $0.2 million, and the principal amount outstanding for the 7.15% Granite State notes was $6.7 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,043,280, 14,065,230 and 14,107,741 shares of common stock outstanding at March 31, 2016, December 31, 2016 and March 31, 2017, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2017, the Company sold 7,581 shares of its common stock, at an average price of $44.64 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $338,400. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 30, 2017, 34,930 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 94,880 and 94,706 non-vested shares under the Stock Plan as of March 31, 2017 and 2016, respectively. The weighted average grant date fair value of these shares was $39.55 and $35.24, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.7 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was approximately $1.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.8 years. There were no forfeitures or cancellations under the Stock Plan during the three months ended March 31, 2017.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2017 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2016	43,345	$33.40
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	351	$44.59
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2017	43,696	$33.49

There were 33,892 Restricted Stock Units outstanding as of March 31, 2016 with a weighted average stock price of $31.89. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2017, March 31, 2016 and December 31, 2016 is $0.8 million, $0.6 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2017 and December 31, 2016. There was $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2016. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2017 and March 31, 2016, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2016 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2017.

Rate Case Activity

Unitil Energy – Base Rates – On April 29, 2016 Unitil Energy filed for a $6.3 million or 3.6 percent increase in distribution base rates with the NHPUC. The Company also requested a long-term rate plan for the annual recovery in future years of the costs associated with utility plant additions. The Company was initially provided a temporary increase of $2.4 million effective July 1, 2016, subject to reconciliation with the permanent rates when approved by the NHPUC. On April 20, 2017 the NHPUC issued its final order approving a settlement between the Company, Commission Staff and the Office of Consumer Advocate which provides for a permanent increase of $4.1 million, and a three year rate plan with the first rate step adjustment in May 2017 of $0.9 million, followed by rate step adjustments in May of 2018 and 2019 for 80% of capital expenditures.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. The MDPU also approved a capital cost recovery mechanism, providing for annual adjustments to target revenues to account for capital spending. In 2016, Fitchburg made its first capital cost adjustment filing documenting its capital investments for calendar year 2015 which provided approximately $0.2 million to $0.3 million of annual revenue. On December 27, 2016 the MDPU approved this filing subject to further investigation and reconciliation. On a prospective basis, Fitchburg expects annual revenue adjustments of approximately $0.3 million.

Fitchburg – Base Rates – Gas – On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement plan program to recover the estimated cost to be incurred in 2017. The filing seeks approval to collect an additional $0.9 million, over and above the $0.9 million already reflected in rates, to recover the cumulative cost of investments in the program through the end of 2017. In addition, the Company seeks a waiver of the 1.5 percent cap on annual changes in the revenue requirement eligible for recovery. The MDPU’s decision on this request is pending and is expected by the end of April, 2017, for rates effective May 1, 2017. On a prospective basis, Fitchburg expects annual revenue adjustments of approximately $0.6 million

Northern Utilities – Base Rates – Maine – On March 31, 2017, Northern Utilities issued a 60 day Notice of Intent to file a rate case with the MPUC to increase gas base distribution rates by approximately $5.5 million.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA has an initial term of four years and covers targeted capital expenditures in 2013 through 2016. The 2017 TIRA, for 2016 expenditures, approved by the MPUC on April 25, 2017, provides for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine and is being initially piloted in the City of Saco. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The City of Saco TAB program, being built out over a period of three years, has the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. On February 28, 2017, the Company filed for approval of its second TAB program, for the Town of Sanford, ME. The second TAB program has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. This matter remains pending.

Northern Utilities – Base Rates – New Hampshire – On April 24, 2017, Northern Utilities issued a 60 day Notice of Intent to file a rate case with the NHPUC to increase gas base distribution rates by approximately $5.0 million.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUCMPUC. The Company has recorded current and noncurrent Regulatory Liabilities related to these refunds of $3.6 million and $0.7 million, respectively, on its Consolidated Balance Sheets as of March 31, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cost cap. On June 24, 2016 Granite State filed for an annual revenue and rate increase under this provision of $0.3 million, effective August 1, 2016. This filing was approved by the FERC on July 13, 2016. In the second quarter of 2017, the Company expects to file for an annual rate and revenue increase between $0.3 million and $0.4 million, effective August 1, 2017.

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015, the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard (“EERS”), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. On April 27, 2016, a comprehensive settlement agreement was filed by the parties, including Unitil Energy and Northern Utilities, which was approved by the NHPUC on August 2, 2016. The settlement provides for: extending the 2014-2016 Core program an additional year (through 2017); establishing an EERS; establishing a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs; and approving the performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs.

Unitil Energy – Electric Grid Modernization – In July 2015, the NHPUC opened an investigation into Grid Modernization to address a variety of issues related to Distribution System Planning, Customer Engagement with Distributed Energy Resources, and Utility Cost Recovery and Financial Incentives. The NHPUC engaged a consultant to direct a Working Group to investigate these issues and to prepare a final report with recommendations for the Commission. The final report was filed on March 20, 2017. This matter remains pending.

Unitil Energy – Net Metering – Pursuant to legislation that became effective in May 2016, the NHPUC opened a proceeding to consider alternatives to the net metering tariffs currently in place. The legislation requires that a decision on this matter must be issued by the NHPUC by March 2, 2017. The NHPUC approved an extension of the current net metering tariffs on an interim basis until it issues its final decision on June 2, 2017. Hearings on two differing settlement proposals were held the week of March 27, 2017. This matter remains pending.

Fitchburg – Electric Operations – On November 17, 2016, Fitchburg submitted its 2016 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were given final approval by the MDPU on December 29, 2016, effective January 1, 2017.

Fitchburg – Service Quality – On February 28, 2017, Fitchburg submitted its 2016 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts. The proposal includes a cost recovery mechanism that would share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached between the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility is expected to be completed by the end of November 2017.

Fitchburg – Energy Diversity – Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC) to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. On February 2, 2017, the EDCs filed for approval of the RFP process pursuant to Section 83d, which was approved by the MDPU on March 27, 2017. On March 31, 2017, the EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016 and joint evaluation activities are ongoing. Selection of contracts concluded during the fourth quarter of 2016 and contract negotiations have been ongoing for several proposed projects. Fitchburg’s final contracts will be subject to review and approval of the MDPU.

Fitchburg – Other – On January 31, 2017, the Massachusetts Department of Energy Resources (“DOER”) presented its final solar incentive program design, called Solar Massachusetts Renewable Target (“SMART”) in accordance with Chapter 75 of the Acts of 2016 which directed the DOER to develop a statewide solar incentive program to encourage the continued development of solar renewable energy generating sources by residential, commercial, governmental and industrial electricity customers throughout the commonwealth. The program would replace the state’s expiring solar incentive program, which uses solar renewable energy credits (“SRECs”) and is known as SREC-2, with a tariff program. The tariff would provide for incentive payments which would be net of energy value (i.e., total tariff rate minus value of energy). The program also includes a variety of tariff adders, including incentives for location, such as landfill site, for off-takers, such as a community aggregation program, and for other technologies, such as behind-the-meter storage. Cost recovery of tariff payments and administrative costs may be made through a fixed, non-bypassable monthly charge to all distribution customers. The DOER’s implementation schedule during 2017 includes filing emergency regulations, conducting a rulemaking to permanently promulgate emergency regulation, MDPU review of model tariffs, and final program implementation in January 2018.

On May 11, 2016, the MDPU issued an Order commencing a rulemaking proceeding to adopt emergency regulations amending 220 C.M.R. § 18.00 et seq. (“Net Metering Regulations”). Specifically, the MDPU amended its Net Metering Regulations to implement the net metering provisions of An Act Relative to Solar Energy, St. 2016, c. 75, §§ 3-9, and to make additional clerical changes to the Net Metering Regulations. On July 15, 2016, the MDPU issued an order approving Final Net Metering Regulations. Fitchburg’s tariff, filed in compliance with the new regulations, was approved on February 7, 2017.

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

On January 28, 2016 the MDPU approved Fitchburg’s Three-Year Energy Efficiency Plan for 2016-2018, subject to limited modifications and directives in the Order. The Department found that the savings goals included in each Three-Year Plan are reasonable and are consistent with the achievement of all available cost-effective energy efficiency; approved each Program Administrator’s program implementation cost budget for the Three-Year Plans; approved the performance incentive pool, mechanism, and payout rates; found that all proposed energy efficiency programs are cost-effective; found that funding sources are reasonable and that each Program Administrator may recover the funds to implement its energy efficiency plan through its Energy Efficiency Surcharge; and found that each Program Administrator’s Three-Year Plan is consistent with the Green Communities Act, the Guidelines, and Department precedent.

FERC Transmission Formula Rate Proceedings – Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (“ROE”) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to these formula rates, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. It is not certain at this time whether the remand of the decision by the Court will result in the setting by FERC of a new ROE at a level higher, lower or equal to the existing ROE. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2016 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2017.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2017, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Fitchburg’s Manufactured Gas Plant Site – Fitchburg has worked with the Massachusetts Department of Environmental Protection (MA DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring will continue and it is possible that future activities may be required.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2017 and 2016.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2017	2016	2017	2016	2017	2016
Total Balance at Beginning of Period	$0.1	$1.2	$1.9	$1.6	$2.0	$2.8
Additions	—	—	0.4	1.0	0.4	1.0
Less: Payments / Reductions	—	—	0.1	1.1	0.1	1.1

Total Balance at End of Period	0.1	1.2	2.2	1.5	2.3	2.7

Less: Current Portion	0.1	0.2	0.4	0.5	0.5	0.7

Noncurrent Balance at End of Period	$—	$1.0	$1.8	$1.0	$1.8	$2.0

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

The Company evaluated its tax positions at March 31, 2017 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2013; December 31, 2014; and December 31, 2015.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 2, 2017 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2017	2016
Used to Determine Plan Costs
Discount Rate	4.10%	4.30%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2025	2022

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2017	2016	2017	2016	2017	2016
Service Cost	$824	$851	$744	$652	$115	$41
Interest Cost	1,514	1,486	978	808	98	96
Expected Return on Plan Assets	(1,819)	(1,814)	(337)	(301)	—	—
Prior Service Cost Amortization	66	66	350	372	47	47
Actuarial Loss Amortization	1,176	1,099	524	262	74	94

Sub-total	1,761	1,688	2,259	1,793	334	278
Amounts Capitalized and Deferred	(662)	(610)	(1,037)	(737)	—	—

Net Periodic Benefit Cost Recognized	$1,099	$1,078	$1,222	$1,056	$334	$278

Employer Contributions

As of March 31, 2017, the Company had made $1.4 million and $0.4 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2017. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2017 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2017, the Company had made $8,500 of benefit payments under the SERP Plan in 2017. The Company presently anticipates making an additional $25,600 of benefit payments under the SERP Plan in 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2017 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. The Company plans to implement a new customer information system in 2017.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2016 as filed with the SEC on February 2, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2017.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17 – 1/31/17	—	—	—	$7,226
2/1/17 – 2/28/17	—	—	—	$7,226
3/1/17 – 3/31/17	126	$44.90	126	$1,569

Total	126	$44.90	126

Item 5.	Other Information

On April 27, 2017, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2017. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2017 Announcing Earnings For the Quarter Ended March 31, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 27, 2017	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 27, 2017	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference

10.1	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan	Filed herewith

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 27, 2017 Announcing Earnings For the Quarter Ended March 31, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith