Form 10-Q
period 2017-06-30
UNITIL CORP
filed 2017-07-27
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2017
Common Stock, No par value	14,115,550 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2017

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

Unitil had an investment in Net Utility Plant of $912.7 million at June 30, 2017. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million, and a three year rate plan with an additional rate step adjustment in May 2017 of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with annual capital additions as defined under the mechanism. In 2016, Fitchburg made its first capital cost adjustment filing for calendar year 2015 capital investments, and received MDPU approval to increase revenues by approximately $0.5 million, subject to further investigation and reconciliation. On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016, which forms the basis for the next filing to adjust target revenues to be made with the MDPU in November 2017. These matters remain pending.

Fitchburg – Base Rates – Gas – On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with capital additions in 2017 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenues. On April 28, 2017, the MDPU approved recovery of 2017 costs, subject to a revenue cap of 1.5%, resulting in an additional $0.5 million of annual revenues effective May 1, 2017. The remaining $0.4 million of annual revenues the Company sought approval to collect has been deferred for recovery in future periods under the program. The Company has requested that the MDPU waive the 1.5% revenue requirement cap on deferred amounts. This matter remains pending.

Northern Utilities – Base Rates – Maine – On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ request is expected by the end of February 2018.

In addition to the distribution base rate increase, Northern Utilities is requesting to extend its Targeted Infrastructure Replacement Adjustment mechanism (TIRA). The TIRA is a capital cost recovery mechanism designed to recover the annual revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). This matter remains pending.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, approved by the MPUC on April 25, 2017, provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. The second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area.

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected by the end of April 2018.

Northern Utilities has reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented. The settlement agreement will be filed for Commission approval.

In its initial petition, Northern Utilities is also requesting approval to implement a multi-year rate plan, including a capital cost recovery mechanism, which will allow for recovery of the revenue requirements associated with future annual capital expenditures as defined under the plan through changes, or step adjustments, to Northern Utilities’ distribution rates without the need to file a general rate case prior to January 2021. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. The Company has recorded current Regulatory Liabilities related to these refunds of $3.5 million on its Consolidated Balance Sheets as of June 30, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. This filing remains pending before the FERC.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2017 and June 30, 2016 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $3.1 million, or $0.23 per share, for the second quarter of 2017, an increase of $0.6 million, or $0.05 per share, compared to the second quarter of 2016. For the six months ended June 30, 2017, the Company reported Net Income of $15.5 million, or $1.11 per share, an increase of $2.1 million, or $0.15 per share, compared to the same six month period in 2016.The increases in earnings for the second quarter and six month periods of 2017 were driven by higher natural gas and electric sales margins and customer growth.

Natural gas sales margins were $20.5 million and $58.5 million in the three and six months ended June 30, 2017, respectively, resulting in increases of $0.7 million and $2.8 million, respectively, compared to the same periods in 2016. Gas sales margin in the second quarter was positively affected by $0.6 million from customer growth and $0.6 million in higher natural gas distribution rates, partially offset by the negative impact of $0.5 million from warmer early spring weather. For the six month period, gas sales margin was positively affected by higher natural gas distribution rates of $1.7 million and customer growth of $1.1 million.

Natural gas therm sales increased 6.4% and 4.6% in the three and six month periods ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in gas therm sales in the Company’s service areas was driven by customer growth and, for the six month period, colder winter weather in 2017 compared to 2016. Based on weather data collected in the Company’s natural gas service areas, there were 1% more HDD in the first six months of 2017 compared to the same period in 2016. As of June 30, 2017, the number of total natural gas customers served has increased by 822 in the last twelve months.

Electric sales margin in the second quarter was positively affected by higher electric distribution rates of $2.8 million and Residential sales growth, partially offset by lower usage of electricity by Commercial and Industrial (C&I) customers. For the six month period, electric sales margin was positively affected by higher electric distribution rates of $4.4 million and Residential sales growth. Total electric kilowatt-hour (kWh) sales decreased 0.4% and 0.8%, respectively in the three and six month periods ended June 30, 2017 compared to the same periods in 2016, reflecting lower average usage by C&I customers during those periods, offset by the growth in Residential kWh sales. As of June 30, 2017, the number of total electric customers served has increased by 1,091 in the twelve months.

Operation and Maintenance (O&M) expenses increased $1.9 million and $2.1 million, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher utility operating costs of $1.9 million, including $0.7 million of higher vegetation management costs which are recovered in electric rates and reflected in electric sales margin, higher regulatory costs of $0.6 million and higher all other utility operating costs of $0.6 million. The increase in O&M expenses of $2.1 million in the six month period reflects higher utility operating costs of $1.7 million, including $0.8 million of higher vegetation management costs which are recovered in electric rates and reflected in electric sales margin, higher regulatory costs of $0.6 million and higher all other utility operating costs of $0.3 million, and higher compensation and benefit costs of $0.4 million.

Depreciation and Amortization expense increased $0.2 million and $0.9 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher depreciation of $0.5 million on normal utility plant assets in service, partially offset by lower amortization of $0.3 million. The increase in the six month period reflects higher depreciation of $1.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.4 million.

Taxes Other Than Income Taxes increased $0.4 million and $0.9 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Interest Expense, net decreased $0.4 million and increased $0.1 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in the three month period reflects higher net interest income on net regulatory assets/liabilities and repayment of higher cost long-term debt, partially offset by an increase in interest expense on short-term debt. The increase in the six month period reflects an increase in interest expense on short-term debt, partially offset by higher net interest income on net regulatory assets/liabilities and repayment of higher cost long-term debt.

Revenues for Usource, the Company’s non-regulated energy brokering business, decreased $0.1 million in the three months ended June 30, 2017, compared to the same period in 2016. Usource’s revenues were on par for the six month period ended June 30, 2017 compared to the same period in 2016.

At its January 2017, April 2017 and July 2017 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.36 per share. These quarterly dividends result in a current effective dividend rate of $1.44 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2017 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 6.4% and 4.6% in the three and six month periods ended June 30, 2017, respectively, compared to the same periods in 2016. In the second quarter of 2017, sales to Residential and C&I customers increased 19.8% and 3.4%, respectively, compared to the same period in 2016, reflecting customer growth. For the six months ended June 30, 2017, sales to Residential and C&I customers increased 10.0% and 3.0%, respectively, compared to the same period in 2016. The increase in gas therm sales in the Company’s service areas in the six month period was driven by customer growth and colder winter weather in 2017 compared to 2016. Based on weather data collected in the Company’s natural gas service areas, there were 1% more HDD in the first six months of 2017 compared to the same period in 2016. As of June 30, 2017, the number of total natural gas customers served has increased by 822 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and six months ended June 30, 2017 and 2016, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Residential	9.7	8.1	1.6	19.8%	30.7	27.9	2.8	10.0%
Commercial / Industrial	36.7	35.5	1.2	3.4%	101.6	98.6	3.0	3.0%

Total	46.4	43.6	2.8	6.4%	132.3	126.5	5.8	4.6%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2017 and 2016:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Gas Operating Revenue:
Residential	$13.2	$11.4	$1.8	15.8%	$44.3	$40.8	$3.5	8.6%
Commercial / Industrial	18.8	17.5	1.3	7.4%	62.5	61.2	1.3	2.1%

Total Gas Operating Revenue	$32.0	$28.9	$3.1	10.7%	$106.8	$102.0	$4.8	4.7%

Cost of Gas Sales	$11.5	$9.1	$2.4	26.4%	$48.3	$46.3	$2.0	4.3%

Gas Sales Margin	$20.5	$19.8	$0.7	3.5%	$58.5	$55.7	$2.8	5.0%

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

Natural gas sales margins were $20.5 million and $58.5 million in the three and six months ended June 30, 2017, respectively, resulting in increases of $0.7 million and $2.8 million, respectively, compared to the same periods in 2016. Gas sales margin in the second quarter was positively affected by $0.6 million from customer growth and $0.6 million in higher natural gas distribution rates, partially offset by the negative impact of $0.5 million from warmer early spring weather. For the six month period, gas sales margin was positively affected by higher natural gas distribution rates of $1.7 million and customer growth of $1.1 million.

The increases in Total Gas Operating Revenues of $3.1 million and $4.8 million in the three and six months ended June 30, 2017, compared to the same periods in 2016, reflect higher natural gas distribution rates, customer growth and higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 0.4% and 0.8%, respectively in the three and six month periods ended June 30, 2017 compared to the same periods in 2016. Sales to Residential customers increased 2.1% and 1.2%, respectively, in the three and six month periods ended June 30, 2017 compared to the same periods in 2016, reflecting customer growth and warmer early summer weather in 2017. Sales to C&I customers decreased 1.9% and 2.1%, respectively, in the three and six month periods ended June 30, 2017 compared to the same periods in 2016, reflecting lower average, partially offset by customer growth. As of June 30, 2017, the number of total electric customers served has increased by 1,091 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and six months ended June 30, 2017 and 2016 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Residential	141.7	138.8	2.9	2.1%	317.9	314.2	3.7	1.2%
Commercial / Industrial	230.2	234.6	(4.4)	(1.9%)	466.4	476.5	(10.1)	(2.1%)

Total	371.9	373.4	(1.5)	(0.4%)	784.3	790.7	(6.4)	(0.8%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2017 and 2016:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Electric Operating Revenue:
Residential	$25.8	$24.3	$1.5	6.2%	$54.7	$54.4	$0.3	0.6%
Commercial / Industrial	21.6	19.8	1.8	9.1%	42.2	40.8	1.4	3.4%

Total Electric Operating Revenue	$47.4	$44.1	$3.3	7.5%	$96.9	$95.2	$1.7	1.8%

Cost of Electric Sales	$24.1	$23.7	$0.4	1.7%	$51.6	$54.7	$(3.1)	(5.7%)

Electric Sales Margin	$23.3	$20.4	$2.9	14.2%	$45.3	$40.5	$4.8	11.9%

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

Electric sales margins were $23.3 million and $45.3 million in the three and six months ended June 30, 2017, respectively, resulting in increases of $2.9 million and $4.8 million, respectively, compared to the same periods in 2016. Electric sales margin in the second quarter was positively affected by higher electric distribution rates of $2.8 million and Residential sales growth, partially offset by lower usage of electricity by C&I customers. For the six month period, electric sales margin was positively affected by higher electric distribution rates of $4.4 million and Residential sales growth. The higher electric distribution rates in the three and six month periods include $1.4 million in higher electric sales margin reflecting the reconciliation of permanent rates to temporary rates, which were previously provided in Unitil Energy’s distribution base rate case.

The increase in Total Electric Operating Revenues of $3.3 million in the second quarter of 2017 reflects higher electric distribution rates and higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

The increase in Total Electric Operating Revenues of $1.7 million in the first six months of 2017 reflects higher electric distribution rates, partially offset by lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.

Operating Revenue – Other

The following table details total Other Revenue for the three and six months ended June 30, 2017 and 2016:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other	$1.4	$1.5	$(0.1)	(6.7%)	$3.1	$3.1	$—	—

Total Other Revenue	$1.4	$1.5	$(0.1)	(6.7%)	$3.1	$3.1	$—	—

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues decreased $0.1 million, or 6.7%, in the three months ended June 30, 2017, compared to the same period in 2016. Usource’s revenues were on par for the six month period ended June 30, 2017 compared to the same period in 2016. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $2.4 million, or 26.4%, and $2.0 million, or 4.3%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period primarily reflects higher sales of natural gas, higher wholesale natural gas prices and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The increase in the six month period reflects higher sales of natural gas, partially offset by lower wholesale natural gas prices and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $0.4 million, or 1.7%, and decreased $3.1 million, or 5.7%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower electric sales. The decrease in the six month period reflects lower wholesale electricity prices and lower electric sales, partially offset by a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $1.9 million, or 12.1%, and $2.1 million, or 6.3%, for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher utility operating costs of $1.9 million, including $0.7 million of higher vegetation management costs which are recovered in electric rates and reflected in electric sales margin, higher regulatory costs of $0.6 million and higher all other utility operating costs of $0.6 million. The increase in O&M expenses of $2.1 million in the six month period reflects higher utility operating costs of $1.7 million, including $0.8 million of higher vegetation management costs which are recovered in electric rates and reflected in electric sales margin, higher regulatory costs of $0.6 million and higher all other utility operating costs of $0.3 million, and higher compensation and benefit costs of $0.4 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.2 million, or 1.7%, and $0.9 million, or 3.8%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher depreciation of $0.5 million on normal utility plant assets in service, partially offset by lower amortization of $0.3 million. The increase in the six month period reflects higher depreciation of $1.3 million on normal utility plant assets in service, partially offset by lower amortization of $0.4 million.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.4 million, or 8.3%, and $0.9 million, or 9.2%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Other Expense, net – Other Expense, net was relatively unchanged in the three and six months ended June 30, 2017 compared to the same periods in 2016.

Income Taxes – Federal and State Income Taxes increased by $0.8 million and $1.5 million for the three and six months ended June 30, 2017 compared to the same periods in 2016, reflecting higher pre-tax earnings in the current periods.

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

Interest Expense, net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Interest Expense
Long-term Debt	$5.3	$5.4	$(0.1)	$10.7	$10.8	$(0.1)
Short-term Debt	0.5	0.3	0.2	1.1	0.6	0.5
Regulatory Liabilities	—	0.2	(0.2)	0.4	0.3	0.1

Subtotal Interest Expense	5.8	5.9	(0.1)	12.2	11.7	0.5

Interest (Income)
Regulatory Assets	(0.1)	—	(0.1)	(0.3)	(0.2)	(0.1)
AFUDC(1) and Other	(0.4)	(0.2)	(0.2)	(0.6)	(0.3)	(0.3)

Subtotal Interest (Income)	(0.5)	(0.2)	(0.3)	(0.9)	(0.5)	(0.4)

Total Interest Expense, net	$5.3	$5.7	$(0.4)	$11.3	$11.2	$0.1

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net decreased $0.4 million and increased $0.1 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in the three month period reflects higher net interest income on net regulatory assets/liabilities and repayment of higher cost long-term debt, partially offset by an increase in interest expense on short-term debt. The increase in the six month period reflects an increase in interest expense on short-term debt, partially offset by higher net interest income on net regulatory assets/liabilities and repayment of higher cost long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At June 30, 2017, June 30, 2016 and December 31, 2016, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $107.9 million for the six months ended June 30, 2017. Total gross repayments were $110.6 million for the six months ended June 30, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of June 30, 2017, June 30, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$79.2	$54.2	$81.9
Letters of Credit Outstanding	$1.1	$—	$1.1

Available	$39.7	$65.8	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2017, June 30, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

On July 14, 2017, Northern Utilities, Fitchburg and Granite State, entered into agreements to issue and sell $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. These financings are expected to close and fund on November 1, 2017. (See also “Subsequent Events” in Note 1.)

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2017, there are $2.7 million of current and $6.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2017, there were approximately $23.9 million of guarantees outstanding and the longest term guarantee extends through April 2018.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.6 million, $7.6 million and $9.9 million of natural gas storage inventory at June 30, 2017, June 30, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2017 and payable in July 2017 is $0.1 million and is recorded in Accounts Payable at June 30, 2017. The amount of natural gas inventory released in June 2016 2016 and payable in July 2016 was less than $0.1 million and is recorded in Accounts Payable at June 30, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State and Unitil Realty. As of June 30, 2017, the principal amount outstanding for the 7.15% Granite State notes was $6.7 million and was less than $0.1 million for the 8% Unitil Realty notes. The 8% Unitil Realty notes will be fully paid in August 2017 and the guarantee associated with those notes will terminate.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of June 30, 2017, there were approximately $23.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through April 2018. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of June 30, 2017, the Company and its subsidiaries had 503 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2017, a total of 159 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2017:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2019
Northern Utilities NH Division	34	06/05/2020
Northern Utilities ME Division	33	03/31/2021
Granite State	3	03/31/2021
Unitil Energy	37	05/31/2018
Unitil Service	5	05/31/2018

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2017 and June 30, 2016 were 2.3% and 1.7%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2017 and June 30, 2016 were 2.2% and 1.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues
Gas	$32.0	$28.9	$106.8	$102.0
Electric	47.4	44.1	96.9	95.2
Other	1.4	1.5	3.1	3.1

Total Operating Revenues	80.8	74.5	206.8	200.3

Operating Expenses
Cost of Gas Sales	11.5	9.1	48.3	46.3
Cost of Electric Sales	24.1	23.7	51.6	54.7
Operation and Maintenance	17.6	15.7	35.2	33.1
Depreciation and Amortization	11.9	11.7	24.4	23.5
Taxes Other Than Income Taxes	5.2	4.8	10.7	9.8

Total Operating Expenses	70.3	65.0	170.2	167.4

Operating Income	10.5	9.5	36.6	32.9
Interest Expense, net	5.3	5.7	11.3	11.2
Other Expense, net	0.1	0.1	0.1	0.1

Income Before Income Taxes	5.1	3.7	25.2	21.6
Income Tax Expense	2.0	1.2	9.7	8.2

Net Income	$3.1	$2.5	$15.5	$13.4

Net Income Per Common Share (Basic and Diluted)	$0.23	$0.18	$1.11	$0.96
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.1	14.0	14.1	14.0
Dividends Declared Per Share of Common Stock	$0.36	$0.355	$0.72	$0.71

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2017	2016	2016
ASSETS:

Current Assets:
Cash and Cash Equivalents	$7.8	$7.9	$5.8
Accounts Receivable, net	41.1	42.9	52.9
Accrued Revenue	36.6	31.9	49.5
Exchange Gas Receivable	5.9	8.0	8.3
Refundable Taxes	0.9	—	1.7
Gas Inventory	0.5	0.4	0.6
Prepayments and Other	15.2	14.6	12.8

Total Current Assets	108.0	105.7	131.6

Utility Plant:
Gas	643.2	589.1	629.5
Electric	442.0	421.2	437.9
Common	35.4	35.6	35.8
Construction Work in Progress	92.7	69.6	70.2

Total Utility Plant	1,213.3	1,115.5	1,173.4
Less: Accumulated Depreciation	300.6	280.9	290.0

Net Utility Plant	912.7	834.6	883.4

Other Noncurrent Assets:
Regulatory Assets	102.9	98.1	104.1
Other Assets	14.1	13.3	9.1

Total Other Noncurrent Assets	117.0	111.4	113.2

TOTAL ASSETS	$1,137.7	$1,051.7	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2017	2016	2016
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$23.0	$21.4	$32.4
Short-Term Debt	79.2	54.2	81.9
Long-Term Debt, Current Portion	29.9	17.2	16.8
Regulatory Liabilities	16.6	15.9	10.4
Energy Supply Obligations	10.3	12.8	12.0
Environmental Obligations	0.5	0.3	0.4
Capital Lease Obligations	3.0	3.1	3.0
Interest Payable	3.9	3.5	3.9
Other Current Liabilities	11.5	10.6	16.1

Total Current Liabilities	177.9	139.0	176.9

Noncurrent Liabilities:
Retirement Benefit Obligations	153.3	128.3	149.0
Deferred Income Taxes, net	106.8	95.6	97.9
Cost of Removal Obligations	82.3	74.9	77.0
Regulatory Liabilities	—	3.7	2.6
Capital Lease Obligations	6.9	9.7	8.3
Environmental Obligations	1.7	2.7	1.5
Other Noncurrent Liabilities	4.9	4.5	5.1

Total Noncurrent Liabilities	355.9	319.4	341.4

Capitalization:
Long-Term Debt, Less Current Portion	303.5	305.2	316.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:14,114,551, 14,052,096 and 14,065,230 Shares)	242.7	239.4	240.7
Retained Earnings	57.5	48.5	52.2

Total Common Stock Equity	300.2	287.9	292.9
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	300.4	288.1	293.1

Total Capitalization	603.9	593.3	609.9

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,137.7	$1,051.7	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net Income	$15.5	$13.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	24.4	23.5
Deferred Tax Provision	8.7	8.9
Changes in Working Capital Items:
Accounts Receivable	11.8	6.9
Accrued Revenue	12.9	6.5
Exchange Gas Receivable	2.4	3.1
Regulatory Liabilities	6.2	0.3
Accounts Payable	(9.4)	(11.9)
Other Changes in Working Capital Items	(5.4)	(5.8)
Deferred Regulatory and Other Charges	(9.5)	(7.7)
Other, net	5.6	3.0

Cash Provided by Operating Activities	63.2	40.2

Investing Activities:
Property, Plant and Equipment Additions	(44.9)	(39.6)

Cash (Used in) Investing Activities	(44.9)	(39.6)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(2.7)	12.2
Repayment of Long-Term Debt	(0.4)	(0.3)
Decrease in Capital Lease Obligations	(1.4)	(1.3)
Net Decrease in Exchange Gas Financing	(2.3)	(2.7)
Dividends Paid	(10.2)	(10.0)
Proceeds from Issuance of Common Stock, net	0.7	0.7

Cash (Used in) Financing Activities	(16.3)	(1.4)

Net Increase (Decrease)in Cash and Cash Equivalents	2.0	(0.8)
Cash and Cash Equivalents at Beginning of Period	5.8	8.7

Cash and Cash Equivalents at End of Period	$7.8	$7.9

Supplemental Cash Flow Information:
Interest Paid	$11.4	$11.4
Income Taxes Paid	$—	$1.6
Payments on Capital Leases	$1.7	$1.7
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.9	$1.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		15.5	15.5
Dividends on Common Shares		(10.2)	(10.2)
Stock Compensation Plans	1.3		1.3
Issuance of 14,391 Common Shares	0.7		0.7

Balance at June 30, 2017	$242.7	$57.5	$300.2

Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		13.4	13.4
Dividends on Common Shares		(10.0)	(10.0)
Stock Compensation Plans	1.2		1.2
Issuance of 16,646 Common Shares	0.7		0.7

Balance at June 30, 2016	$239.4	$48.5	$287.9

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC) on February 2, 2017, for a description of the Company’s Basis of Presentation.

Income Taxes – The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the Financial Accounting Standards Board (FASB) Codification guidance on Income Taxes. The Company classifies penalty and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator – New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2017, June 30, 2016 and December 31, 2016, the Unitil subsidiaries had deposited $2.0 million, $1.7 million and $2.8 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of June 30, 2017, June 30, 2016 and December 31, 2016.

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

The Allowance for Doubtful Accounts as of June 30, 2017, June 30, 2016 and December 31, 2016, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	June 30,		December 31,
	2017	2016	2016
Allowance for Doubtful Accounts	$1.4	$1.5	$1.1

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2017, June 30, 2016 and December 31, 2016.

	June 30,		December 31,
Accrued Revenue ($ millions)	2017	2016	2016
Regulatory Assets – Current	$29.1	$25.2	$37.9
Unbilled Revenues	7.5	6.7	11.6

Total Accrued Revenue	$36.6	$31.9	$49.5

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2017, June 30, 2016 and December 31, 2016.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2017	2016	2016
Northern Utilities	$5.5	$7.6	$7.8
Fitchburg	0.4	0.4	0.5

Total Exchange Gas Receivable	$5.9	$8.0	$8.3

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2017, June 30, 2016 and December 31, 2016.

	June 30,		December 31,
Gas Inventory ($ millions)	2017	2016	2016
Natural Gas	$0.2	$0.1	$0.3
Propane	0.2	0.2	0.2
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.5	$0.4	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2017, June 30, 2016 and December 31, 2016, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $82.3 million, $74.9 million, and $77.0 million, respectively.

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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2017	2016	2016
Retirement Benefits	$75.9	$64.5	$75.9
Energy Supply & Other Regulatory Tracker Mechanisms	25.4	19.7	32.7
Deferred Storm Charges	7.7	12.5	9.6
Environmental	10.2	12.3	10.8
Income Taxes	7.0	7.9	7.3
Other	5.8	6.4	5.7

Total Regulatory Assets	$132.0	$123.3	$142.0
Less: Current Portion of Regulatory Assets(1)	29.1	25.2	37.9

Regulatory Assets – noncurrent	$102.9	$98.1	$104.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2017	2016	2016
Regulatory Tracker Mechanisms	$13.1	$11.0	$6.2
Gas Pipeline Refund (Note 6)	3.5	8.6	6.8

Total Regulatory Liabilities	16.6	19.6	13.0
Less: Current Portion of Regulatory Liabilities	16.6	15.9	10.4

Regulatory Liabilities – noncurrent	$—	$3.7	$2.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2017 are $1.8 million of deferred storm charges to be recovered over the next year and $7.9 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of June 30, 2017, June 30, 2016 and December 31, 2016 the Company had 1.2 billion, 2.4 billion and 2.0 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of June 30, 2017, June 30, 2016 and December 31, 2016, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0.1 million, $0.2 million and $0.4 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At June 30, 2017, June 30, 2016 and December 31, 2016, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.4 million, $1.9 million and $1.9 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2017	2016	2016
Equity Funds	$1.9	$1.1	$1.1
Fixed Income Funds	1.5	0.8	0.8

Total Marketable Securities	$3.4	$1.9	$1.9

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2017	2016	2016
Current:
Exchange Gas Obligation	$5.5	$7.6	$7.8
Renewable Energy Portfolio Standards	4.5	4.9	3.9
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	10.3	12.8	12.0
Noncurrent:
Power Supply Contract Divestitures	1.1	1.4	1.3

Total Energy Supply Obligations	$11.4	$14.2	$13.3

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

Recently Issued Pronouncements – In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company adopted this new guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, which provides a new framework for the recognition of revenue. The Company expects its adoption will result in increased disclosures regarding revenue and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. The Company has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. The Company currently expects to implement the standard on a full retrospective basis, which requires restatement of all prior periods presented to conform to the new standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. The Company has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered into prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space and equipment. The Company expects that similar agreements entered into after December 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

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

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events, other than entering into debt agreements, as discussed below, that impacted its unaudited consolidated financial statements.

On July 14, 2017, Northern Utilities, Fitchburg and Granite State, entered into agreements to issue and sell $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. These financings are expected to close and fund on November 1, 2017.

Northern Utilities priced $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg priced $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State priced $15 million of Notes due 2027 at 3.72%.

Northern Utilities, Fitchburg and Granite State plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes. Northern Utilities, Fitchburg and Granite State anticipate closing and funding this long-term financing on November 1, 2017. However, the issuance of the Notes is subject to customary closing conditions for a transaction of this type.

The Notes offered have not been and will not be registered under the Securities Act of 1933 (Act), or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/25/17	08/29/17	08/15/17	$ 0.360
04/26/17	05/30/17	05/16/17	$ 0.360
01/25/17	02/28/17	02/14/17	$ 0.360

10/19/16	11/28/16	11/14/16	$0.355
07/20/16	08/26/16	08/12/16	$0.355
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2017 and June 30, 2016 and as of December 31, 2016 (millions):

Three Months Ended June 30, 2017	Gas	Electric	Non- Regulated	Other	Total
Revenues	$32.0	$47.4	$1.4	$—	$80.8
Segment Profit (Loss)	0.1	3.1	0.1	(0.2)	3.1
Capital Expenditures	17.0	5.5	—	4.9	27.4

Three Months Ended June 30, 2016
Revenues	$28.9	$44.1	$1.5	$—	$74.5
Segment Profit (Loss)	—	2.1	0.3	0.1	2.5
Capital Expenditures	18.8	7.3	—	2.2	28.3

Six Months Ended June 30, 2017
Revenues	$106.8	$96.9	$3.1	$—	$206.8
Segment Profit	10.0	5.2	0.5	(0.2)	15.5
Capital Expenditures	22.7	13.8	—	8.4	44.9
Segment Assets	637.0	446.4	7.1	47.2	1,137.7

Six Months Ended June 30, 2016
Revenues	$102.0	$95.2	$3.1	$—	$200.3
Segment Profit	9.4	3.4	0.6	—	13.4
Capital Expenditures	21.9	13.0	—	4.7	39.6
Segment Assets	593.8	419.4	7.0	31.5	1,051.7

As of December 31, 2016
Segment Assets	$645.2	$441.1	$6.8	$35.1	$1,128.2

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2017, June 30, 2016 and December 31, 2016 are shown below:

($ millions)	June 30,		December 31,
	2017	2016	2016
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Notes, Due August 1, 2026	30.0	—	30.0
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	9.0	12.0	9.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0
Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	9.5	11.4	9.5
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	20.0	30.0	20.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	6.7	10.0	6.7
Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	—	0.8	0.4

Total Long-Term Debt	336.2	325.2	336.6
Less: Unamortized Debt Issuance Costs	2.8	2.8	3.0

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	333.4	322.4	333.6
Less: Current Portion	29.9	17.2	16.8

Total Long-term Debt, Less Current Portion	$303.5	$305.2	$316.8

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

($ millions)	June 30,		December 31,
	2017	2016	2016
Estimated Fair Value of Long-Term Debt	$381.5	$372.8	$370.3

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $107.9 million for the six months ended June 30, 2017. Total gross repayments were $110.6 million for the six months ended June 30, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of June 30, 2017, June 30, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$79.2	$54.2	$81.9
Letters of Credit Outstanding	$1.1	$—	$1.1

Available	$39.7	$65.8	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2017, June 30, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 2.2% and 1.7% for the six months ended June 30, 2017 and June 30, 2016, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services.

On July 14, 2017, Northern Utilities, Fitchburg and Granite State, entered into agreements to issue and sell $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. These financings are expected to close and fund on November 1, 2017. (See also “Subsequent Events” in Note 1.)

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2017, there are $2.7 million of current and $6.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.6 million, $7.6 million and $9.9 million of natural gas storage inventory at June 30, 2017, June 30, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2017 and payable in July 2017 is $0.1 million and is recorded in Accounts Payable at June 30, 2017. The amount of natural gas inventory released in June 2016 2016 and payable in July 2016 was less than $0.1 million and is recorded in Accounts Payable at June 30, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2017, there were approximately $23.9 million of guarantees outstanding and the longest term guarantee extends through April 2018.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State and Unitil Realty. As of June 30, 2017, the principal amount outstanding for the 7.15% Granite State notes was $6.7 million and was less than $0.1 million for the 8% Unitil Realty notes. The 8% Unitil Realty notes will be fully paid in August 2017 and the guarantee associated with those notes will terminate.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,052,096,14,065,230 and 14,114,551 shares of common stock outstanding at June 30, 2016, December 31, 2016 and June 30, 2017, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first six months of 2017, the Company sold 14,391 shares of its common stock, at an average price of $45.87 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $660,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 30, 2017, 34,930 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 89,705 and 95,506 non-vested shares under the Stock Plan as of June 30, 2017 and 2016, respectively. The weighted average grant date fair value of these shares was $39.55 and $35.30, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.0 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was approximately $1.6 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.6 years. There were no forfeitures or cancellations under the Stock Plan during the six months ended June 30, 2017.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units. Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2016 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2016	43,345	$33.40
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	683	$45.92
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2017	44,028	$33.60

There were 34,192 Restricted Stock Units outstanding as of June 30, 2016 with a weighted average stock price of $31.97. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2017, June 30, 2016 and December 31, 2016 is $0.9 million, $0.6 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2017 and December 31, 2016. There was $0.2 million, or 1,898 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2016. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2017 and June 30, 2016, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2016 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2017.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million, and a three year rate plan with an additional rate step adjustment in May 2017 of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with annual capital additions as defined under the mechanism. In 2016, Fitchburg made its first capital cost adjustment filing for calendar year 2015 capital investments, and received MDPU approval to increase revenues by approximately $0.5 million, subject to further investigation and reconciliation. On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016, which forms the basis for the next filing to adjust target revenues to be made with the MDPU in November 2017. These matters remain pending.

Fitchburg – Base Rates – Gas – On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg – Gas Operations – On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with capital additions in 2017 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenues. On April 28, 2017, the MDPU approved recovery of 2017 costs, subject to a revenue cap of 1.5%, resulting in an additional $0.5 million of annual revenues effective May 1, 2017. The remaining $0.4 million of annual revenues the Company sought approval to collect has been deferred for recovery in future periods under the program. The Company has requested that the MDPU waive the 1.5% revenue requirement cap on deferred amounts. This matter remains pending.

Northern Utilities – Base Rates – Maine – On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ request is expected by the end of February 2018.

In addition to the distribution base rate increase, Northern Utilities is requesting to extend its Targeted Infrastructure Replacement Adjustment mechanism (TIRA). The TIRA is a capital cost recovery mechanism designed to recover the annual revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). This matter remains pending.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a Targeted Infrastructure Replacement Adjustment (TIRA) rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, approved by the MPUC on April 25, 2017, provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities – Targeted Area Build-out Program – Maine – On December 22, 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. The second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area.

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected by the end of April 2018.

Northern Utilities has reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented. The settlement agreement will be filed for Commission approval.

In its initial petition, Northern Utilities is also requesting approval to implement a multi-year rate plan, including a capital cost recovery mechanism, which will allow for recovery of the revenue requirements associated with future annual capital expenditures as defined under the plan through changes, or step adjustments, to Northern Utilities’ distribution rates without the need to file a general rate case prior to January 2021. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. The Company has recorded current Regulatory Liabilities related to these refunds of $3.5 million on its Consolidated Balance Sheets as of June 30, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. This filing remains pending before the FERC.

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

Unitil Energy – Net Metering – Pursuant to legislation that became effective in May 2016, the NHPUC opened a proceeding to consider alternatives to the net metering tariffs currently in place. The NHPUC issued an Order on June 23, 2017. The Order removes the cap on the total amount of generation capacity which may be owned or operated by customer-generators eligible for net metering. The order also adopts an alternative net metering tariff for small customer-generators (those with renewable energy systems of 100 kW or less) which will remain in effect for a period of years while further data is collected and analyzed, time-of-use and other pilot programs are implemented, and a distributed energy resource valuation study is conducted. Systems that are installed or queued during this period will have their net metering rate structure “grandfathered” until December 31, 2040. The Company does not believe that this proceeding will have a material adverse impact on the Company’s financial condition.

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

Fitchburg – Service Quality – On February 28, 2017, Fitchburg submitted its 2016 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. This matter remains pending.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts, including a cost recovery mechanism to share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached among the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility is expected to be completed by the end of November 2017.

Fitchburg – Energy Diversity – Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC) to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. On February 2, 2017, the EDCs filed for approval of the RFP process pursuant to Section 83d, which was approved by the MDPU on March 27, 2017. On March 31, 2017, the EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d. On June 29, 2017, the EDCs issued the RFP pursuant to Section 83c.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016. Selection of contracts concluded during the fourth quarter of 2016 and contract negotiations concluded during the second quarter of 2017. The electric distribution companies are working to finalize the regulatory approval filing. Fitchburg’s final contracts will be subject to review and approval of the MDPU.

Fitchburg – Other – On June 5, 2017, the Massachusetts Department of Energy Resources (“DOER”) filed an emergency regulation with the Secretary of the Commonwealth’s office to implement the Solar Massachusetts Renewable Target (SMART) Program. This regulation is promulgated pursuant to Chapter 75 of the Acts of 2016, which requires the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism, and is the product of an extensive stakeholder process that began last spring and involved over 40 public meetings and two written public comment periods. While the emergency regulation takes effect immediately, it can only remain in effect for three months pending a full rulemaking proceeding conducted by the DOER, at which time final rules will be promulgated. Additionally, the full implementation of the SMART Program will also require approval from the MDPU of tariffs filed by the Massachusetts Electric Distribution Companies. As such, the SMART program will not be in effect until this occurs, and no MDPU proceeding can commence prior to the conclusion of the DOER’s rulemaking process. In the interim, the current program for solar renewable energy credits, known as SREC-II, remains in effect for all eligible solar facilities.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2017, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2017 and 2016.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Six months ended June 30,
	2017	2016	2017	2016	2017	2016
Total Balance at Beginning of Period	$0.1	$1.2	$1.9	$1.6	$2.0	$2.8
Additions	—	—	0.3	0.9	0.3	0.9
Less: Payments / Reductions	—	0.1	0.1	0.6	0.1	0.7

Total Balance at End of Period	0.1	1.1	2.1	1.9	2.2	3.0

Less: Current Portion	0.1	0.1	0.4	0.2	0.5	0.3

Noncurrent Balance at End of Period	$—	$1.0	$1.7	$1.7	$1.7	$2.7

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

The Company evaluated its tax positions at June 30, 2017 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2013; December 31, 2014; and December 31, 2015.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2017	2016
Used to Determine Plan Costs
Discount Rate	4.10%	4.30%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2025	2022

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2017	2016	2017	2016	2017	2016
Service Cost	$823	$851	$743	$652	$115	$41
Interest Cost	1,515	1,486	979	808	98	96
Expected Return on Plan Assets	(1,834)	(1,814)	(336)	(301)	—	—
Prior Service Cost Amortization	65	66	349	372	47	47
Actuarial Loss Amortization	1,155	1,099	525	262	74	94

Sub-total	1,724	1,688	2,260	1,793	334	278
Amounts Capitalized and Deferred	(808)	(797)	(1,154)	(867)	—	—

Net Periodic Benefit Cost Recognized	$916	$891	$1,106	$926	$334	$278

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2017	2016	2017	2016	2017	2016
Service Cost	$1,647	$1,702	$1,487	$1,304	$230	$82
Interest Cost	3,029	2,972	1,957	1,616	196	192
Expected Return on Plan Assets	(3,653)	(3,628)	(673)	(602)	—	—
Prior Service Cost Amortization	131	132	699	744	94	94
Actuarial Loss Amortization	2,331	2,198	1,049	524	148	188

Sub-total	3,485	3,376	4,519	3,586	668	556
Amounts Capitalized and Deferred	(1,470)	(1,407)	(2,191)	(1,604)	—	—

Net Periodic Benefit Cost Recognized	$2,015	$1,969	$2,328	$1,982	$668	$556

Employer Contributions

As of June 30, 2017, the Company had made $2.7 million and $1.6 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2017. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2017 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2017, the Company had made $17,100 of benefit payments under the SERP Plan in 2017. The Company presently anticipates making an additional $17,000 of benefit payments under the SERP Plan in 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2017 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of implementing a new customer information system; the project is subject to the completion of user testing and system acceptance.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2017.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2017, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $85,000 in value of shares have been purchased or, if sooner, on May 1, 2018.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/17 – 4/30/17	—	—	—	$1,569
5/1/17 – 5/31/17	—	—	—	$85,000
6/1/17 – 6/30/17	104	$47.88	104	$80,021

Total	104	$47.88	104

Item 5.	Other Information

On July 27, 2017, the Company issued a press release announcing its results of operations for the three- and six-month periods ended June 30, 2017. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 27, 2017 Announcing Earnings For the Quarter Ended June 30, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 27, 2017	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 27, 2017	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 27, 2017 Announcing Earnings For the Quarter Ended June 30, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith