Form 10-Q
period 2017-09-30
UNITIL CORP
filed 2017-10-26
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2017
Common Stock, No par value	14,120,764 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2017

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

Unitil had an investment in Net Utility Plant of $946.7 million at September 30, 2017. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment in May 2017 of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

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

Northern Utilities – Base Rates – Maine – On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. On August 18, 2017, the Company made a supplemental filing seeking to increase revenues by an additional $0.7 million associated with its Targeted Area Build-out Program (see below). Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ request is expected by the end of February 2018.

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

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, was approved by the MPUC on April 25, 2017, and provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

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

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected in the second quarter of 2018.

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. As of September 30, 2017, Northern Utilities has deferred approximately $0.3 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented. The settlement agreement was approved by the Commission on July 31, 2017.

In its initial petition, Northern Utilities requested approval to implement a multi-year rate plan, including a capital cost recovery mechanism, which will allow for recovery of the revenue requirements associated with future annual capital expenditures as defined under the plan through changes, or step adjustments, to Northern Utilities’ distribution rates without the need to file a general rate case prior to January 2021. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. The Company has recorded current Regulatory Liabilities related to these refunds of $3.4 million on its Consolidated Balance Sheets as of September 30, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. The FERC issued an order approving the filing on July 28, 2017. This is the last annual rate adjustment allowed under the second amended settlement.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2017 and September 30, 2016 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $2.3 million, or $0.16 per share, for the third quarter of 2017, a decrease of $1.2 million, or $0.09 per share, compared to the third quarter of 2016. For the nine months ended September 30, 2017, the Company reported Net Income of $17.8 million, or $1.27 per share, an increase of $0.9 million, or $0.06 per share, compared to the same nine month period in 2016. The decrease in earnings for the third quarter of 2017 was driven by lower electric sales margins, reflecting milder summer weather in 2017 compared to the same period in 2016 and higher operating expenses, partially offset by higher gas sales margins and customer growth. The increase in earnings for the first nine months of 2017 was driven by higher natural gas and electric sales margins and customer growth.

Natural gas sales margins were $16.8 million and $75.3 million in the three and nine months ended September 30, 2017, respectively, resulting in increases of $0.8 million and $3.6 million, respectively, compared to the same periods in 2016. Gas sales margin in the third quarter was positively affected by higher natural gas distribution rates of $0.6 million and higher sales volume and customer growth of $0.2 million. For the nine month period, gas sales margin was positively affected by higher natural gas distribution rates of $2.3 million and higher sales volume and customer growth of $1.3 million.

Natural gas therm sales increased 6.2% and 4.9% in the three and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in gas therm sales in the Company’s service areas was driven by customer growth and, for the nine month period, slightly colder winter weather in 2017 compared to 2016. As of September 30, 2017, the number of total natural gas customers served has increased by 1,200 in the last twelve months.

Electric sales margins were $24.8 million and $70.1 million in the three and nine months ended September 30, 2017, respectively, resulting in a decrease of $0.8 million and an increase of $4.0 million, respectively, compared to the same periods in 2016. Electric sales margin in the third quarter was negatively affected by lower sales volume due to milder weather of $0.8 million, offset by higher distribution rates of $0.8 million and customer growth of $0.1 million. Also, the Company recognized an adjustment of $0.9 million to true up the collection of transmission revenues in the third quarter of 2016. For the nine month period, electric sales margin was positively affected by higher electric distribution rates of $4.4 million and customer growth of $0.4 million, partially offset by lower sales volumes due to the impact of milder summer weather of $0.8 million.

Total electric kilowatt-hour (kWh) sales decreased 3.9% and 2.0%, respectively in the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, reflecting milder summer weather in 2017 and lower average usage of electricity by customers, partially offset by customer growth. As of September 30, 2017, the number of total electric customers served has increased by approximately 1,000 in the last twelve months.

Revenues for Usource, the Company’s non-regulated energy brokering business, decreased $0.1 million and $0.1 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

Operation and Maintenance (O&M) expenses increased $2.3 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher compensation and benefit costs of $0.7 million and higher utility operating costs of $1.6 million: including $0.7 million of higher vegetation management costs, which are recovered in rate adjustment mechanisms and reflected in electric sales margin, higher system maintenance costs of $0.6 million, and higher all other utility operating costs of $0.3 million. The increase in O&M expenses of $4.4 million in the nine month period reflects higher compensation and benefit costs of $1.1 million and higher utility operating costs of $3.3 million: including $1.5 million of higher vegetation management costs, which are recovered in rate adjustment mechanisms and reflected in electric sales margin, higher regulatory costs of $0.7 million, higher system maintenance costs of $1.1 million.

Depreciation and Amortization expense decreased $0.8 million in the three months ended September 30, 2017 compared to the same period in 2016. For the nine month period ended September 30, 2017, Depreciation and Amortization expense increased $0.1 million compared to the same period in 2016. The decrease in the three month period reflects lower amortization of major storm costs which were incurred in prior years and deferred for rate recovery for periods up to eight years. The increase in the nine month period reflects higher depreciation on higher utility plant assets in service, net of the lower amortization discussed above.

Taxes Other Than Income Taxes were relatively unchanged in the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, Taxes Other Than Income Taxes increased $0.9 million compared to the same period in 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Interest Expense, net increased $0.3 million and $0.4 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects interest expense on higher levels of short-term debt and higher net interest expense on regulatory assets/liabilities, partially offset by repayment of higher cost long-term debt. The increase in the nine month period reflects interest expense on higher levels of short-term debt, partially offset by higher net interest income on regulatory assets/liabilities and repayment of higher cost long-term debt.

At its January 2017, April 2017, July 2017 and October 2017 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.36 per share. These quarterly dividends result in a current effective dividend rate of $1.44 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2017 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 6.2% and 4.9% in the three and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016. In the third quarter of 2017, sales to Residential and C&I customers increased 7.7% and 6.1%, respectively, compared to the same period in 2016, reflecting customer growth. For the nine months ended September 30, 2017, sales to Residential and C&I customers increased 9.8% and 3.6%, respectively, compared to the same period in 2016. The increase in gas therm sales in the Company’s service areas in the nine month period was driven by customer growth and slightly colder winter weather in 2017 compared to 2016. As of September 30, 2017, the number of total natural gas customers served has increased by 1,200 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2017 and 2016, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Residential	2.8	2.6	0.2	7.7%	33.5	30.5	3.0	9.8%
Commercial / Industrial	24.4	23.0	1.4	6.1%	126.0	121.6	4.4	3.6%

Total	27.2	25.6	1.6	6.2%	159.5	152.1	7.4	4.9%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2017 and 2016:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Gas Operating Revenue:
Residential	$9.1	$8.0	$1.1	13.8%	$53.4	$48.8	$4.6	9.4%
Commercial / Industrial	16.0	14.1	1.9	13.5%	78.5	75.3	3.2	4.2%

Total Gas Operating Revenue	$25.1	$22.1	$3.0	13.6%	$131.9	$124.1	$7.8	6.3%

Cost of Gas Sales	$8.3	$6.1	$2.2	36.1%	$56.6	$52.4	$4.2	8.0%

Gas Sales Margin	$16.8	$16.0	$0.8	5.0%	$75.3	$71.7	$3.6	5.0%

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

Natural gas sales margins were $16.8 million and $75.3 million in the three and nine months ended September 30, 2017, respectively, resulting in increases of $0.8 million and $3.6 million, respectively, compared to the same periods in 2016. Gas sales margin in the third quarter was positively affected by higher natural gas distribution rates of $0.6 million and higher sales volume and customer growth of $0.2 million. For the nine month period, gas sales margin was positively affected by higher natural gas distribution rates of $2.3 million and higher sales volume and customer growth of $1.3 million.

The increases in Total Gas Operating Revenues of $3.0 million and $7.8 million in the three and nine months ended September 30, 2017, compared to the same periods in 2016, reflect higher natural gas distribution rates, customer growth and higher cost of gas sales expenses, which are tracked and reconciled costs as a pass-through to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales decreased 3.9% and 2.0%, respectively in the three and nine month periods ended September 30, 2017 compared to the same periods in 2016. Sales to Residential customers decreased 6.9% and 1.9%, respectively, in the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, reflecting milder summer weather in 2017, partially offset by customer growth. Sales to C&I customers decreased 1.8% and 2.0%, respectively, in the three and nine month periods ended September 30, 2017 compared to the same periods in 2016, reflecting milder summer weather in 2017 and lower average usage, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 32% fewer CDD in the third quarter of 2017 compared to the same period in 2016. As of September 30, 2017, the number of total electric customers served has increased by approximately 1,000 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and nine months ended September 30, 2017 and 2016 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Change	% Change	2017	2016	Change	% Change
Residential	178.5	191.7	(13.2)	(6.9%)	496.4	505.9	(9.5)	(1.9%)
Commercial / Industrial	269.5	274.5	(5.0)	(1.8%)	735.9	751.0	(15.1)	(2.0%)

Total	448.0	466.2	(18.2)	(3.9%)	1,232.3	1,256.9	(24.6)	(2.0%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2017 and 2016:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	%Change
Electric Operating Revenue:
Residential	$32.2	$31.1	$1.1	3.5%	$86.9	$85.5	$1.4	1.6%
Commercial / Industrial	25.3	24.1	1.2	5.0%	67.5	64.9	2.6	4.0%

Total Electric Operating Revenue	$57.5	$55.2	$2.3	4.2%	$154.4	$150.4	$4.0	2.7%

Cost of Electric Sales	$32.7	$29.6	$3.1	10.5%	$84.3	$84.3	$—	—

Electric Sales Margin	$24.8	$25.6	$(0.8)	(3.1%)	$70.1	$66.1	$4.0	6.1%

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

Electric sales margins were $24.8 million and $70.1 million in the three and nine months ended September 30, 2017, respectively, resulting in a decrease of $0.8 million and an increase of $4.0 million, respectively, compared to the same periods in 2016. Electric sales margin in the third quarter was negatively affected by lower sales volume due to milder weather of $0.8 million, offset by higher distribution rates of $0.8 million and customer growth of $0.1 million. Also, the Company recognized an adjustment of $0.9 million to true up the collection of transmission revenues in the third quarter of 2016. For the nine month period, electric sales margin was positively affected by higher electric distribution rates of $4.4 million and customer growth of $0.4 million, partially offset by lower sales volumes due to the impact of milder summer weather of $0.8 million. The higher electric distribution rates in the nine month period include $1.4 million in higher electric sales margin reflecting the reconciliation of permanent rates to temporary rates, which were previously provided in Unitil Energy’s distribution base rate case.

The increase in Total Electric Operating Revenues of $2.3 million in the third quarter of 2017 reflects higher electric distribution rates and higher cost of electric sales expenses, which are tracked and reconciled to costs as a pass-through to customers, partially offset by the impact of lower kWh sales.

The increase in Total Electric Operating Revenues of $4.0 million in the first nine months of 2017 reflects higher electric distribution rates, partially offset by the impact of lower kWh sales.

Operating Revenue – Other

The following table details total Other Revenue for the three and nine months ended September 30, 2017 and 2016:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other	$1.4	$1.5	$(0.1)	(6.7%)	$4.5	$4.6	$(0.1)	(2.2%)

Total Other Revenue	$1.4	$1.5	$(0.1)	(6.7%)	$4.5	$4.6	$(0.1)	(2.2%)

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues decreased $0.1 million, or 6.7%, and $0.1 million, or 2.2%, in the three and nine months ended September 30, 2017, compared to the same periods in 2016. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $2.2 million, or 36.1%, and $4.2 million, or 8.0%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period primarily reflects higher sales of natural gas and higher wholesale natural gas prices, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The increase in the nine month period reflects higher sales of natural gas, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $3.1 million, or 10.5%, in the three months ended September 30, 2017 compared to the same period in 2016. For the nine month period ended September 30, 2017, Cost of Electric Sales was relatively unchanged compared to the same period in 2016. The increase in the three month period reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower electric sales. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Total O&M expenses increased $2.3 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects higher compensation and benefit costs of $0.7 million and higher utility operating costs of $1.6 million: including $0.7 million of higher vegetation management costs, which are recovered in reconciling rate adjustment mechanisms and reflected in electric sales margin, higher system maintenance costs of $0.6 million, and higher all other utility operating costs of $0.3 million. The increase in O&M expenses of $4.4 million in the nine month period reflects higher compensation and benefit costs of $1.1 million and higher utility operating costs of $3.3 million: including $1.5 million of higher vegetation management costs, which are recovered in reconciling rate adjustment mechanisms and reflected in electric sales margin, higher regulatory costs of $0.7 million, higher system maintenance costs of $1.1 million.

Depreciation and Amortization – Depreciation and Amortization expense decreased $0.8 million, or 6.9%, in the three months ended September 30, 2017 compared to the same period in 2016. For the nine month period ended September 30, 2017, Depreciation and Amortization expense increased $0.1 million, or 0.3%, compared to the same period in 2016. The decrease in the three month period reflects lower amortization of major storm costs which were incurred in prior years and deferred for rate recovery for periods up to eight years. The increase in the nine month period reflects higher depreciation on higher utility plant assets in service, net of the lower amortization discussed above.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes were relatively unchanged in the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, Taxes Other Than Income Taxes increased $0.9 million, or 6.1% compared to the same period in 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Other Expense, net – Other Expense, net decreased $0.1 million in both the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Income Taxes – Federal and State Income Taxes decreased $0.6 million and increased $0.9 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016, reflecting changes in pre-tax earnings in the current periods compared to the prior year periods.

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

Unitil’s utility subsidiaries operate a number of reconciling rate adjustment mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate adjustment mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected balance of costs. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Interest Expense
Long-term Debt	$5.3	$5.6	$(0.3)	$15.9	$16.3	$(0.4)
Short-term Debt	0.8	0.3	0.5	1.9	1.0	0.9
Regulatory Liabilities	0.3	0.1	0.2	0.8	0.4	0.4

Subtotal Interest Expense	6.4	6.0	0.4	18.6	17.7	0.9

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.5)	(0.4)	(0.1)
AFUDC(1) and Other	(0.4)	(0.3)	(0.1)	(1.0)	(0.6)	(0.4)

Subtotal Interest (Income)	(0.6)	(0.5)	(0.1)	(1.5)	(1.0)	(0.5)

Total Interest Expense, net	$5.8	$5.5	$0.3	$17.1	$16.7	$0.4

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net increased $0.3 million and $0.4 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in the three month period reflects interest expense on higher levels of short-term debt and higher net interest expense on regulatory assets/liabilities, partially offset by repayment of higher cost long-term debt. The increase in the nine month period reflects interest expense on higher levels of short-term debt, partially offset by higher net interest income on regulatory assets/liabilities and repayment of higher cost long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At September 30, 2017, September 30, 2016 and December 31, 2016, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $164.2 million for the nine months ended September 30, 2017. Total gross repayments were $134.2 million for the nine months ended September 30, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2017, September 30, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$111.9	$36.9	$81.9
Letters of Credit Outstanding	$1.1	$1.1	$1.1

Available	$7.0	$82.0	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2017, September 30, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

On July 14, 2017, Northern Utilities, Fitchburg and Granite State, entered into agreements to issue and sell $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. Northern Utilities priced $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg priced $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State priced $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes and anticipate closing and funding this long-term financing on November 1, 2017. However, the issuance of the Notes is subject to customary closing conditions for a transaction of this type. The Notes offered have not been and will not be registered under the Securities Act of 1933 (Act), or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws. As of September 30, 2017, the Company has deferred $0.1 million of costs associated with this financing.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2017, there are $2.7 million of current and $5.8 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2017, there were approximately $19.8 million of guarantees outstanding and the longest term guarantee extends through August 2018.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.0 million, $9.3 million and $9.9 million of natural gas storage inventory at September 30, 2017, September 30, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2017 and payable in October 2017 is $0.1 million and is recorded in Accounts Payable at September 30, 2017. The amount of natural gas inventory released in September 2016 and payable in October 2016 was $0.1 million and is recorded in Accounts Payable at September 30, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of September 30, 2017, the principal amount outstanding for the 7.15% Granite State notes was $6.7 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of September 30, 2017, there were approximately $19.8 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2018. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of September 30, 2017, the Company and its subsidiaries had 504 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2017, a total of 159 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2017:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	35	06/05/2020
Northern Utilities ME Division	33	03/31/2021
Granite State	3	03/31/2021
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2018

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, the Company meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2017 and September 30, 2016 were 2.5% and 1.8%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2017 and September 30, 2016 were 2.3% and 1.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

COMMODITY PRICE RISK

Although Unitil Corporation’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making.

REGULATORY MATTERS

Please refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Please refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Revenues
Gas	$25.1	$22.1	$131.9	$124.1
Electric	57.5	55.2	154.4	150.4
Other	1.4	1.5	4.5	4.6

Total Operating Revenues	84.0	78.8	290.8	279.1

Operating Expenses
Cost of Gas Sales	8.3	6.1	56.6	52.4
Cost of Electric Sales	32.7	29.6	84.3	84.3
Operation and Maintenance	17.8	15.5	53.0	48.6
Depreciation and Amortization	10.8	11.6	35.2	35.1
Taxes Other Than Income Taxes	4.9	4.9	15.6	14.7

Total Operating Expenses	74.5	67.7	244.7	235.1

Operating Income	9.5	11.1	46.1	44.0
Interest Expense, net	5.8	5.5	17.1	16.7
Other Expense, net	—	0.1	0.1	0.2

Income Before Income Taxes	3.7	5.5	28.9	27.1
Income Tax Expense	1.4	2.0	11.1	10.2

Net Income	$2.3	$3.5	$17.8	$16.9

Net Income Per Common Share (Basic and Diluted)	$0.16	$0.25	$1.27	$1.21
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.1	14.0	14.1	14.0
Dividends Declared Per Share of Common Stock	$0.36	$0.355	$1.08	$1.065

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2017	2016	2016
ASSETS:

Current Assets:
Cash and Cash Equivalents	$10.9	$4.4	$5.8
Accounts Receivable, net	45.8	43.1	52.9
Accrued Revenue	39.2	35.5	49.5
Exchange Gas Receivable	9.5	9.8	8.3
Refundable Taxes	1.8	1.3	1.7
Gas Inventory	0.7	0.6	0.6
Materials and Supplies	7.3	6.9	6.8
Prepayments and Other	6.8	6.0	6.0

Total Current Assets	122.0	107.6	131.6

Utility Plant:
Gas	646.7	597.7	629.5
Electric	454.6	424.0	437.9
Common	36.0	35.7	35.8
Construction Work in Progress	113.0	89.6	70.2

Total Utility Plant	1,250.3	1,147.0	1,173.4
Less: Accumulated Depreciation	303.6	286.0	290.0

Net Utility Plant	946.7	861.0	883.4

Other Noncurrent Assets:
Regulatory Assets	102.0	96.5	104.1
Other Assets	9.2	7.3	9.1

Total Other Noncurrent Assets	111.2	103.8	113.2

TOTAL ASSETS	$1,179.9	$1,072.4	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2017	2016	2016
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$24.1	$23.1	$32.4
Short-Term Debt	111.9	36.9	81.9
Long-Term Debt, Current Portion	29.8	17.0	16.8
Regulatory Liabilities	15.0	13.2	10.4
Energy Supply Obligations	12.9	13.2	12.0
Environmental Obligations	0.5	0.3	0.4
Capital Lease Obligations	3.1	3.1	3.0
Interest Payable	6.0	6.3	3.9
Other Current Liabilities	13.0	13.2	16.1

Total Current Liabilities	216.3	126.3	176.9

Noncurrent Liabilities:
Retirement Benefit Obligations	155.0	127.8	149.0
Deferred Income Taxes, net	109.2	99.6	97.9
Cost of Removal Obligations	84.8	77.4	77.0
Regulatory Liabilities	—	3.7	2.6
Capital Lease Obligations	6.4	9.0	8.3
Environmental Obligations	1.7	2.7	1.5
Other Noncurrent Liabilities	4.6	3.8	5.1

Total Noncurrent Liabilities	361.7	324.0	341.4

Capitalization:
Long-Term Debt, Less Current Portion	303.6	335.0	316.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,119,893, 14,060,147 and 14,065,230 Shares)	243.4	239.9	240.7
Retained Earnings	54.7	47.0	52.2

Total Common Stock Equity	298.1	286.9	292.9
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	298.3	287.1	293.1

Total Capitalization	601.9	622.1	609.9

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,179.9	$1,072.4	$1,128.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net Income	$17.8	$16.9
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	35.2	35.1
Deferred Tax Provision	11.2	12.8
Changes in Working Capital Items:
Accounts Receivable	7.1	6.7
Accrued Revenue	10.3	2.9
Exchange Gas Receivable	(1.2)	1.3
Regulatory Liabilities	4.6	(2.4)
Accounts Payable	(8.3)	(10.2)
Taxes Payable	(0.1)	(3.7)
Other Changes in Working Capital Items	(2.5)	2.2
Deferred Regulatory and Other Charges	(5.1)	(2.6)
Other, net	5.7	3.7

Cash Provided by Operating Activities	74.7	62.7

Investing Activities:
Property, Plant and Equipment Additions	(84.2)	(74.4)

Cash (Used in) Investing Activities	(84.2)	(74.4)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	30.0	(5.1)
Repayment of Long-Term Debt	(0.4)	(0.5)
Issuance of Long-Term Debt	—	30.0
Decrease in Capital Lease Obligations	(1.8)	(2.0)
Net Increase (Decrease) in Exchange Gas Financing	1.1	(1.0)
Dividends Paid	(15.3)	(15.0)
Proceeds from Issuance of Common Stock, net	1.0	1.0

Cash Provided by Financing Activities	14.6	7.4

Net Increase (Decrease)in Cash and Cash Equivalents	5.1	(4.3)
Cash and Cash Equivalents at Beginning of Period	5.8	8.7

Cash and Cash Equivalents at End of Period	$10.9	$4.4

Supplemental Cash Flow Information:
Interest Paid	$15.2	$14.2
Income Taxes Paid	$—	$1.6
Payments on Capital Leases	$2.5	$2.6
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.8	$1.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		17.8	17.8
Dividends on Common Shares		(15.3)	(15.3)
Stock Compensation Plans	1.7		1.7
Issuance of 20,564 Common Shares	1.0		1.0

Balance at September 30, 2017	$243.4	$54.7	$298.1

Balance at January 1, 2016	$237.5	$45.1	$282.6
Net Income		16.9	16.9
Dividends on Common Shares		(15.0)	(15.0)
Stock Compensation Plans	1.4		1.4
Issuance of 24,697 Common Shares	1.0		1.0

Balance at September 30, 2016	$239.9	$47.0	$286.9

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (SEC) on February 2, 2017, for a description of the Company’s Basis of Presentation.

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

Cash and Cash Equivalents – Cash and Cash Equivalents include all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2017, September 30, 2016 and December 31, 2016, the Unitil subsidiaries had deposited $4.8 million, $3.5 million and $2.8 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of September 30, 2017, September 30, 2016 and December 31, 2016.

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

The Allowance for Doubtful Accounts as of September 30, 2017, September 30, 2016 and December 31, 2016, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	September 30,		December 31,
	2017	2016	2016
Allowance for Doubtful Accounts	$1.5	$1.2	$1.1

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2017, September 30, 2016 and December 31, 2016.

	September 30,		December 31,
Accrued Revenue ($ millions)	2017	2016	2016
Regulatory Assets – Current	$31.3	$28.0	$37.9
Unbilled Revenues	7.9	7.5	11.6

Total Accrued Revenue	$39.2	$35.5	$49.5

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2017, September 30, 2016 and December 31, 2016.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2017	2016	2016
Northern Utilities	$8.9	$9.3	$7.8
Fitchburg	0.6	0.5	0.5

Total Exchange Gas Receivable	$9.5	$9.8	$8.3

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2017, September 30, 2016 and December 31, 2016.

	September 30,		December 31,
Gas Inventory ($ millions)	2017	2016	2016
Natural Gas	$0.4	$0.3	$0.3
Propane	0.2	0.2	0.2
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.7	$0.6	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2017, September 30, 2016 and December 31, 2016, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $84.8 million, $77.4 million, and $77.0 million, respectively.

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

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2017	2016	2016
Retirement Benefits	$76.2	$64.6	$75.9
Energy Supply & Other Rate Adjustment Mechanisms	28.2	23.2	32.7
Deferred Storm Charges	6.8	11.0	9.6
Environmental	9.9	12.2	10.8
Income Taxes	6.7	7.7	7.3
Other	5.5	5.8	5.7

Total Regulatory Assets	$133.3	$124.5	$142.0
Less: Current Portion of Regulatory Assets(1)	31.3	28.0	37.9

Regulatory Assets – noncurrent	$102.0	$96.5	$104.1

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2017	2016	2016
Rate Adjustment Mechanisms	$11.6	$8.5	$6.2
Gas Pipeline Refund (Note 6)	3.4	8.4	6.8

Total Regulatory Liabilities	15.0	16.9	13.0
Less: Current Portion of Regulatory Liabilities	15.0	13.2	10.4

Regulatory Liabilities – noncurrent	$—	$3.7	$2.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2017 are $1.4 million of deferred storm charges to be recovered over the next year and $7.4 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service. Under the program, the Company may purchase call option contracts on NYMEX natural gas futures contracts for future winter period months.

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

As of September 30, 2017, September 30, 2016 and December 31, 2016 the Company had 1.2 billion, 2.9 billion and 2.0 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of September 30, 2017, September 30, 2016 and December 31, 2016, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0.1 million, $0.2 million and $0.4 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At September 30, 2017, September 30, 2016 and December 31, 2016, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.4 million, $1.9 million and $1.9 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2017	2016	2016
Equity Funds	$1.9	$1.1	$1.1
Fixed Income Funds	1.5	0.8	0.8

Total Marketable Securities	$3.4	$1.9	$1.9

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets. The noncurrent portion of Energy Supply Obligations is recorded in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2017	2016	2016
Current:
Exchange Gas Obligation	$8.9	$9.3	$7.8
Renewable Energy Portfolio Standards	3.7	3.6	3.9
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	12.9	13.2	12.0
Noncurrent:
Power Supply Contract Divestitures	1.0	1.4	1.3

Total Energy Supply Obligations	$13.9	$14.6	$13.3

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

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity (2012) in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facilities associated with three of these contracts have been constructed and are operating. A recent round of long-term renewable energy procurements was conducted during 2016 and several contracts were finalized and submitted to the MDPU in September, 2017 for approval. Additional procurements have been issued in compliance with the Act to Promote Energy Diversity (2016). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

Recently Issued Pronouncements – In August 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-12, “Derivatives and Hedging (Topic 815), to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current generally accepted accounting principles in the United States of America (GAAP). The amendments are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company adopted this new guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standards Update ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting”, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company adopted this new guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The ASU amends the existing guidance relating to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment requires an employer to disaggregate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement. In addition, on a prospective basis, the ASU limits the component of net benefit cost eligible to be capitalized to service costs. The ASU will be effective for the Company on January 1, 2018, with early adoption permitted. Although the Company is currently evaluating the impact the guidance will have on the Consolidated Financial Statements and related disclosures, it is not expected to have a material impact to financial results.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, Topic 606, which amends existing revenue recognition guidance, effective January 1, 2018. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across entities, industries, jurisdictions, and capital markets and to provide more useful information to users of financial statements through improved and expanded disclosure requirements.

The majority of the Company’s revenue, including energy provided to customers, is from tariff offerings that provide natural gas or electricity without a defined contractual term. For such arrangements, the Company generally expects that the revenue from contracts with these customers will continue to be equivalent to the electricity or natural gas supplied and billed in that period (including unbilled revenues) and the adoption of the new guidance will not result in a significant shift in the timing of revenue recognition for such sales.

The Company intends to use the modified retrospective method when adopting the new standard on January 1, 2018. The Company expects that the impact of the new guidance will be immaterial to the Consolidated Financial Statements. Upon adoption of ASU 2014-09, the Company plans to disclose revenues from contracts with customers separately from rate adjustment mechanism revenue.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/25/17	11/29/17	11/15/17	$ 0.360
07/26/17	08/29/17	08/15/17	$ 0.360
04/26/17	05/30/17	05/16/17	$ 0.360
01/25/17	02/28/17	02/14/17	$ 0.360

10/19/16	11/28/16	11/14/16	$0.355
07/20/16	08/26/16	08/12/16	$0.355
04/20/16	05/27/16	05/13/16	$ 0.355
01/27/16	02/26/16	02/12/16	$ 0.355

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2017 and September 30, 2016 and as of December 31, 2016 (millions):

	Gas	Electric	Non- Regulated	Other	Total

Three Months Ended September 30, 2017
Revenues	$25.1	$57.5	$1.4	$—	$84.0
Segment Profit (Loss)	(2.1)	4.1	0.3	—	2.3
Capital Expenditures	26.0	10.0	—	3.3	39.3

Three Months Ended September 30, 2016
Revenues	$22.1	$55.2	$1.5	$—	$78.8
Segment Profit (Loss)	(2.2)	5.3	0.3	0.1	3.5
Capital Expenditures	22.9	8.8	—	3.1	34.8

Nine Months Ended September 30, 2017
Revenues	$131.9	$154.4	$4.5	$—	$290.8
Segment Profit	7.9	9.3	0.8	(0.2)	17.8
Capital Expenditures	48.7	23.8	—	11.7	84.2
Segment Assets	661.2	461.2	7.3	50.2	1,179.9

Nine Months Ended September 30, 2016
Revenues	$124.1	$150.4	$4.6	$—	$279.1
Segment Profit	7.2	8.7	0.9	0.1	16.9
Capital Expenditures	44.8	21.8	—	7.8	74.4
Segment Assets	610.3	425.4	7.2	29.5	1,072.4

As of December 31, 2016
Segment Assets	$645.2	$441.1	$6.8	$35.1	$1,128.2

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2017, September 30, 2016 and December 31, 2016 are shown below:

($ millions)	September 30,		December 31,
	2017	2016	2016
Unitil Corporation Senior Notes:
6.33% Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy Systems, Inc.:
First Mortgage Bonds:
5.24% Series, Due March 2, 2020	15.0	15.0	15.0
8.49% Series, Due October 14, 2024	9.0	12.0	9.0
6.96% Series, Due September 1, 2028	20.0	20.0	20.0
8.00% Series, Due May 1, 2031	15.0	15.0	15.0
6.32% Series, Due September 15, 2036	15.0	15.0	15.0
Fitchburg Gas and Electric Light Company:
Long-Term Notes:
6.75% Notes, Due November 30, 2023	9.5	11.4	9.5
6.79% Notes, Due October 15, 2025	10.0	10.0	10.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
Northern Utilities Senior Notes:
6.95% Senior Notes, Series A, Due December 3, 2018	20.0	30.0	20.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0	25.0
7.72% Senior Notes, Series B, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	6.7	10.0	6.7
Unitil Realty Corp.:
Senior Secured Notes:
8.00% Notes, Due Through August 1, 2017	—	0.6	0.4

Total Long-Term Debt	336.2	355.0	336.6
Less: Unamortized Debt Issuance Costs	2.8	3.0	3.0

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	333.4	352.0	333.6
Less: Current Portion	29.8	17.0	16.8

Total Long-term Debt, Less Current Portion	$303.6	$335.0	$316.8

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

($ millions)	September 30,		December 31,
	2017	2016	2016
Estimated Fair Value of Long-Term Debt	$383.0	$405.8	$370.3

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $164.2 million for the nine months ended September 30, 2017. Total gross repayments were $134.2 million for the nine months ended September 30, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of September 30, 2017, September 30, 2016 and December 31, 2016:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2017	2016	2016
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$111.9	$36.9	$81.9
Letters of Credit Outstanding	$1.1	$1.1	$1.1

Available	$7.0	$82.0	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2017, September 30, 2016 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 2.3% and 1.7% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2016 was 1.8%.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

On July 14, 2017, Northern Utilities, Fitchburg and Granite State, entered into agreements to issue and sell $90 million collectively of Senior Unsecured Notes (Notes) through a private placement marketing process to institutional investors. Northern Utilities priced $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg priced $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State priced $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes and anticipate closing and funding this long-term financing on November 1, 2017. However, the issuance of the Notes is subject to customary closing conditions for a transaction of this type. The Notes offered have not been and will not be registered under the Securities Act of 1933 (Act), or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws. As of September 30, 2017, the Company has deferred $0.1 million of costs associated with this financing.

In April 2014, Unitil Service entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2017, there are $2.7 million of current and $5.8 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.0 million, $9.3 million and $9.9 million of natural gas storage inventory at September 30, 2017, September 30, 2016 and December 31, 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2017 and payable in October 2017 is $0.1 million and is recorded in Accounts Payable at September 30, 2017. The amount of natural gas inventory released in September 2016 and payable in October 2016 was $0.1 million and is recorded in Accounts Payable at September 30, 2016. The amount of natural gas inventory released in December 2016 and payable in January 2017 was $2.1 million and was recorded in Accounts Payable at December 31, 2016.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2017, there were approximately $19.8 million of guarantees outstanding and the longest term guarantee extends through August 2018.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of September 30, 2017, the principal amount outstanding for the 7.15% Granite State notes was $6.7 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,060,147,14,065,230 and 14,119,893 shares of common stock outstanding at September 30, 2016, December 31, 2016 and September 30, 2017, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2017, the Company sold 20,564 shares of its common stock, at an average price of $47.02 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $967,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 30, 2017, 34,930 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 89,326 and 95,506 non-vested shares under the Stock Plan as of September 30, 2017 and 2016, respectively. The weighted average grant date fair value of these shares was $39.54 and $35.30, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.6 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.4 years. There were 831 Restricted Shares forfeited and no cancellations under the Stock Plan during the nine months ended September 30, 2017.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units. Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2017 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2016	43,345	$33.40
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	998	$47.32
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2017	44,343	$33.72

There were 34,498 Restricted Stock Units outstanding as of September 30, 2016 with a weighted average stock price of $32.03. On October 2, 2017, there were 10,746 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2017, September 30, 2016 and December 31, 2016 is $0.9 million, $0.6 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2017 and December 31, 2016. There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2016. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2017 and September 30, 2016, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2016 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2017.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment in May 2017 of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

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

Northern Utilities – Base Rates – Maine – On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. On August 18, 2017, the Company made a supplemental filing seeking to increase revenues by an additional $0.7 million associated with its Targeted Area Build-out Program (see below). Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ request is expected by the end of February 2018.

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

Northern Utilities – Targeted Infrastructure Replacement Adjustment – The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, was approved by the MPUC on April 25, 2017, and provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

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

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected in the second quarter of 2018.

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. As of September 30, 2017, Northern Utilities has deferred approximately $0.3 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented. The settlement agreement was approved by the Commission on July 31, 2017.

In its initial petition, Northern Utilities requested approval to implement a multi-year rate plan, including a capital cost recovery mechanism, which will allow for recovery of the revenue requirements associated with future annual capital expenditures as defined under the plan through changes, or step adjustments, to Northern Utilities’ distribution rates without the need to file a general rate case prior to January 2021. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. The Company has recorded current Regulatory Liabilities related to these refunds of $3.4 million on its Consolidated Balance Sheets as of September 30, 2017.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. The FERC issued an order approving the filing on July 28, 2017. This is the last annual rate adjustment allowed under the second amended settlement.

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015, the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard (“EERS”), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. On April 27, 2016, a comprehensive settlement agreement was filed by the parties, including Unitil Energy and Northern Utilities, which was approved by the NHPUC on August 2, 2016. The settlement provides for: extending the 2014-2016 Core program an additional year (through 2017); establishing an EERS; establishing a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs; and approving the performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs. In accordance with the Settlement, on September 1, 2017, the New Hampshire electric and gas utilities jointly filed a Statewide Energy Efficiency Plan for the period 2018-2020. This filing remains pending.

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

Unitil Energy – Net Metering – Pursuant to legislation that became effective in May 2016, the NHPUC opened a proceeding to consider alternatives to the net metering tariffs currently in place. The NHPUC issued an Order on June 23, 2017. The Order removes the cap on the total amount of generation capacity which may be owned or operated by customer-generators eligible for net metering. The order also adopts an alternative net metering tariff for small customer-generators (those with renewable energy systems of 100 kW or less) which will remain in effect for a period of years while further data is collected and analyzed, time-of-use and other pilot programs are implemented, and a distributed energy resource valuation study is conducted. Systems that are installed or queued during this period will have their net metering rate structure “grandfathered” until December 31, 2040. The Company does not believe that this proceeding will have a material adverse impact on the Company’s financial position, operating results or cash flows.

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

Fitchburg – Energy Diversity – Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016. Selection of contracts concluded during the fourth quarter of 2016 and contract negotiations concluded during the second quarter of 2017. On September 20, 2017, Fitchburg, along with the other three EDCs, filed for approval of the purchase power agreements which were negotiated as a result of the joint solicitation. This matter remains pending.

Fitchburg – Other – On August 25, 2017, the Massachusetts Department of Energy Resources’ (“DOER”) Solar Massachusetts Renewable Target (SMART) Program regulations were finalized. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism, and is the product of an extensive stakeholder process that began last spring and involved over 40 public meetings and two written public comment periods. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. This filing remains pending. In the interim, the current program for solar renewable energy credits, known as SREC-II, remains in effect for all eligible solar facilities.

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

FERC Transmission Formula Rate Proceedings – Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (“ROE”) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to these formula rates, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Company continues to believe that this suit is without merit and will continue to defend itself vigorously. Based upon information furnished by counsel and others, the Company believes that the ultimate resolution of this suit will not have a material impact on its financial position, operating results or cash flows. The Town of Lunenburg filed a separate action in the Court arising out of the December 2008 ice storm. The Court granted the Company’s Motion for Summary Judgment on all counts in December 2016 and dismissed the Town’s complaint. The Town filed a notice of appeal, but failed to perfect its appeal with the Court in a timely manner. A motion to dismiss for failure to perfect the appeal was granted by the Massachusetts Appeals Court in August 2017.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2016 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2017.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2017, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2017 and 2016.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
Total Balance at Beginning of Period	$0.1	$1.2	$1.8	$1.6	$1.9	$2.8
Additions	—	—	0.5	0.9	0.5	0.9
Less: Payments / Reductions	—	0.1	0.2	0.6	0.2	0.7

Total Balance at End of Period	0.1	1.1	2.1	1.9	2.2	3.0

Less: Current Portion	0.1	0.1	0.4	0.2	0.5	0.3

Noncurrent Balance at End of Period	$—	$1.0	$1.7	$1.7	$1.7	$2.7

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2016 with the Internal Revenue Service in September 2017 and generated additional federal net operating loss (NOL) carryforward assets principally due to current tax repair deductions, tax depreciation and research and development deductions. As of September 30, 2017, the Company had recorded cumulative federal and state NOL carryforward assets of $23.9 million to offset against taxes payable in future periods. If unused, the Company’s NOL carryforward assets will begin to expire in 2029. In addition, at September 30, 2017, the Company had $3.4 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.

The Company evaluated its tax positions at September 30, 2017 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2014; December 31, 2015; and December 31, 2016. The Company received notice that its Maine income tax return filings for the years ended December 31, 2014; December 31, 2015; and December 31, 2016 are under examination by the Maine Revenue Service. Auditor fieldwork is scheduled to occur in the fourth quarter of 2017 and the Company does not expect that the results of this examination will have a material impact on its financial position, operating results or cash flows.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2017	2016
Used to Determine Plan Costs
Discount Rate	4.10%	4.30%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2025	2022

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2017	2016	2017	2016	2017	2016
Service Cost	$824	$851	$744	$652	$115	$41
Interest Cost	1,514	1,486	978	808	98	96
Expected Return on Plan Assets	(1,826)	(1,814)	(337)	(301)	—	—
Prior Service Cost Amortization	66	66	350	372	47	47
Actuarial Loss Amortization	1,165	1,099	524	262	74	94

Sub-total	1,743	1,688	2,259	1,793	334	278
Amounts Capitalized and Deferred	(932)	(839)	(1,226)	(904)	—	—

Net Periodic Benefit Cost Recognized	$811	$849	$1,033	$889	$334	$278

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2017	2016	2017	2016	2017	2016
Service Cost	$2,471	$2,553	$2,231	$1,956	$345	$123
Interest Cost	4,543	4,458	2,935	2,424	294	288
Expected Return on Plan Assets	(5,479)	(5,442)	(1,010)	(903)	—	—
Prior Service Cost Amortization	197	198	1,049	1,116	141	141
Actuarial Loss Amortization	3,496	3,297	1,573	786	222	282

Sub-total	5,228	5,064	6,778	5,379	1,002	834
Amounts Capitalized and Deferred	(2,402)	(2,246)	(3,418)	(2,508)	—	—

Net Periodic Benefit Cost Recognized	$2,826	$2,818	$3,360	$2,871	$1,002	$834

Employer Contributions

As of September 30, 2017, the Company had made $4.1 million and $2.8 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2017. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2017 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2017, the Company had made $25,600 of benefit payments under the SERP Plan in 2017. The Company presently anticipates making an additional $8,500 of benefit payments under the SERP Plan in 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2017 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new customer information system in the third quarter of 2017.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2017.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/17 – 7/31/17	—	—	—	$80,021
8/1/17 – 8/31/17	—	—	—	$80,021
9/1/17 – 9/30/17	150	$49.93	150	$72,531

Total	150	$49.93	150

Item 5.	Other Information

On October 26, 2017, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2017. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 26, 2017 Announcing Earnings For the Quarter Ended September 30, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 26, 2017	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 26, 2017	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer