Form 10-K
period 2017-12-31
UNITIL CORP
filed 2018-02-01
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on June 30, 2017, the aggregate market value of common stock held by non-affiliates of the registrant was $665,078,163.

The number of shares of the registrant’s common stock outstanding was 14,816,931 as of January 29, 2018.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 25, 2018 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 186,300 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 105,000 electric customers and 81,300 natural gas customers.

	Customers Served as of December 31, 2017
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	64,601	11,114	75,715
Fitchburg	25,408	3,855	29,263

Total Electric	90,009	14,969	104,978

Natural Gas:
Northern Utilities	49,254	16,194	65,448
Fitchburg	14,187	1,674	15,861

Total Natural Gas	63,441	17,868	81,309

Total Customers Served	153,450	32,837	186,287

Unitil had an investment in Net Utility Plant of $971.5 million at December 31, 2017. Unitil’s total operating revenue was $406.2 million in 2017. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but currently has limited business and operating activities. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy in 2003 and divested of substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.

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

OPERATIONS

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $194.0 million for 2017, which represents about 48% of Unitil’s total operating revenue.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. Northern Utilities’ C&I customers and Fitchburg’s residential and C&I customers are entitled to purchase their natural gas supply from third-party competitive suppliers, while Northern Utilities or Fitchburg remains their gas distribution company. Both Northern Utilities and Fitchburg supply gas to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with this gas supply being recovered on a pass-through basis through regulated reconciling rate mechanisms that are periodically adjusted.

Natural gas is distributed by Northern Utilities to 65,448 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2017 gas operating revenue was $155.2 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.

Natural gas is distributed by Fitchburg to 15,861 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2017 gas operating revenue was $32.1 million, of which approximately 58% was derived from residential firm sales and 42% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.7 million for 2017. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $206.2 million for 2017, which represents about 51% of Unitil’s total operating revenue.

The primary business of Unitil’s electric utility operations is the local distribution of electricity to customers in its service territory in New Hampshire and Massachusetts. All of Unitil Energy’s and Fitchburg’s electric customers are entitled to choose to purchase their supply of electricity from third-party competitive suppliers, while Unitil Energy or Fitchburg remains their electric distribution company. Both Unitil Energy and Fitchburg supply electricity to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with electricity supply being recovered on a pass-through basis through regulated reconciling rate mechanisms that are periodically adjusted.

Unitil Energy distributes electricity to 75,715 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2017 electric operating revenue was $143.7 million, of which approximately 55% was derived from residential sales and 45% from C&I sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to 29,263 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies, printing, publishing and associated industries and educational institutions. Fitchburg’s 2017 electric operating revenue was $62.5 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.

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

Non-Regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Revenue from Unitil’s non-regulated operations was $6.0 million in 2017.

The results of Unitil’s other non-utility subsidiaries, Unitil Service and Unitil Realty, and the holding company, are included in the Company’s consolidated results of operations. The results of these non- utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income. For segment information, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

RATES AND REGULATION

Tax Cuts and Jobs Act of 2017

At the end of December 2017, the United States Congress voted and the President signed into law major federal tax law changes (TCJA) effective for tax year 2018. Among other things, the TCJA substantially reduces the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has or is in the process of issuing procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil is fully complying with these orders and will make any necessary changes to its rates as directed by the commissions. The FERC has not yet issued any procedural orders on this matter. The Company believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows. (See Note 9 to the Consolidated Financial Statements).

In Maine, Northern Utilities’ Maine division has a base rate case pending (described more fully below). The Maine Public Utilities Commission (MPUC) has issued a procedural order indicating that the tax law changes will be reflected in its calculation of final rates for the company.

In New Hampshire, Northern Utilities’ New Hampshire division has a base rate case proceeding pending (described below), and the New Hampshire Public Utilities Commission (NHPUC) issued an order directing the company to show how the tax changes can be effected within the schedule for the rate case. With respect to Unitil Energy, the NHPUC has directed the company to make a filing by April 1, 2018, showing the effect of the tax law changes on rates.

In Massachusetts, the Attorney General filed a petition with the Massachusetts Department of Public Utilities (MDPU) asking that it open an investigation to require the flow-through of the tax law changes in rates for all utilities subject to the MDPU’s jurisdiction. Fitchburg anticipates that the MDPU will issue an order on the Attorney General’s motion quickly, or, alternatively, issue an order establishing its own procedure for addressing the tax law changes. Fitchburg will comply fully with the MDPU and the Attorney General as this matter moves forward and make all rate changes necessary as directed by the MDPU.

Rate Case Activity

Unitil Energy—Base Rates—On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

Fitchburg—Base Rates—Electric—On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with capital additions as defined under the mechanism. In 2016, Fitchburg filed its first compliance report on capital investments for calendar year 2015. The MDPU approved the recovery of approximately $0.5 million, effective January 1, 2017, subject to further investigation and reconciliation. On December 18, 2017, the MDPU approved Fitchburg’s calendar year 2015 capital investments and associated revenue requirements for recovery. On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016. On December 20, 2017, the MDPU approved the recovery of approximately $0.4 million, effective January 1, 2018, subject to further investigation and reconciliation.

Fitchburg—Base Rates—Gas—On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg—Gas Operations—On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with its projected capital additions in 2017 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenue requirements. On April 28, 2017, the MDPU approved recovery of the projected 2017 revenue requirements, subject to reconciliation and a cap of 1.5% on the change in revenue requirement to be billed in any given year. The cap resulted in approval of an additional $0.5 million of annual revenue requirements to be billed effective May 1, 2017 with the remaining $0.4 million of annual revenue requirements deferred for billing in future periods. In its April 28, 2017 annual reconciliation filing for 2016 revenue requirements, the Company requested that the MDPU waive the 1.5% revenue requirement cap. On October 31, 2017, the MDPU approved a one-year waiver of the cap and allowed the Company to bill the total 2016 actual reconciliation balance. On October 31, 2017, Fitchburg submitted its annual filing under the program to recover the revenue requirements associated with its projected capital additions in 2018. In this filing, the Company has requested to change the revenue requirements cap to 3%. This matter remains pending.

Northern Utilities—Base Rates—Maine—On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. On August 18, 2017, the Company made a supplemental filing seeking to increase revenues by an additional $0.7 million associated with its Targeted Area Build-out Program (see below). Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ requests is expected by the end of February 2018.

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

Northern Utilities—Targeted Infrastructure Replacement Adjustment—The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, was approved by the MPUC on April 25, 2017, and provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities—Targeted Area Build-out Program—Maine—On December 22, 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. The second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area.

Northern Utilities—Base Rates—New Hampshire—On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected in the second quarter of 2018.

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. The settlement agreement was approved by the Commission on July 31, 2017. As of December 31, 2017, Northern Utilities has deferred approximately $0.7 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented.

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

Northern Utilities—Pipeline Refund— On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. As of December 31, 2017, $19.7 million has been refunded to Northern Utilities’ customers and marketers. The Company has recorded current Regulatory Liabilities related to these refunds of $2.3 million on its Consolidated Balance Sheets as of December 31, 2017.

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

Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2017, 80% of Unitil’s largest New Hampshire gas customers, representing 33% of Unitil’s New Hampshire gas therm sales and 69% of Unitil’s largest Maine customers, representing 24% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2017, 85% of Unitil’s largest Massachusetts gas customers, representing 29% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Fitchburg purchases natural gas under contracts from producers and marketers under contracts of one year or less, and occasionally on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), via trucking of supplies to storage facilities within Fitchburg’s service territory.

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

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2017, 77% of Unitil’s largest New Hampshire customers, representing 27% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 82% of Unitil’s largest Massachusetts customers, representing 33% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 18% of Fitchburg’s customer base and customers in Ashby comprise another 5%. Buoyed by the municipal aggregations, 32% of Unitil’s residential customers in Massachusetts purchase their electricity from a third party supplier.

In New Hampshire, the number of residential customers purchasing electricity from a third party supplier stands at 11%, down slightly relative to the past two years when 13% of Unitil’s residential customers in New Hampshire purchased their supply from third party suppliers. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (“RECs”) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (the “Green Communities Act”) of 2008 and An Act Relative to Competitively Priced Electricity in the Commonwealth of 2012, and the MDPU’s regulations implementing the legislation. The generating facilities associated with three of these contracts have been constructed and are now operating. In 2016, the Company participated in a multi-state procurement for long-term renewable contracts and several contracts from this solicitation were executed and submitted to MDPU for approval in 2017. These approvals remain pending. Additional long-term clean energy contracts are expected in compliance with the Acts of 2016, An Act to Promote Energy Diversity (“Energy Diversity Act”). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2017, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the Maine Department of Environmental Protection (ME DEP) and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of all sites, though on site monitoring continues and it is possible that future activities may be required.

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

EMPLOYEES

As of December 31, 2017, the Company and its subsidiaries had 510 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2017, a total of 163 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2017:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2019
Northern Utilities NH Division	36	06/05/2020
Northern Utilities ME Division	35	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2018

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

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 25, 2018, at 11:30 a.m.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2017, the Company had approximately $38.3 million in short-term debt outstanding under its revolving credit facility. Additionally, if the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition and results or operations.

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

The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. See “Tax Cuts and Jobs Act of 2017” in “Rates and Regulation” above. Legislation or regulation which could affect the Company’s tax burden could be enacted by any of these governmental authorities. The Company cannot predict the timing or extent of such tax-related developments which could have a negative impact on the financial results. Additionally, the Company uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, the Company’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions may cause actual financial results to deviate from previous estimates. (See Note 9 to the Consolidated Financial Statements).

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

As of January 30, 2018, the Company’s current annual dividend is $1.46 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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

We outsource certain business functions to third-party suppliers and service providers, and substandard performance by those third parties could harm our business, reputation and results of operations.

We outsource certain services to third parties in areas including information technology, telecommunications, networks, transaction processing, human resources, payroll and payroll processing and other areas. Outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations. We also continue to pursue enhancements to modernize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.

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

As of December 31, 2017, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located. In 2016, the Company completed its acquisition of a 15 acre property for its new Fitchburg Gas and Electric Distribution Operations Center.

The following tables detail certain of the Company’s natural gas and electric operations properties.

Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	541	579	274	—	1,394
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	23,329	22,048	11,050	—	56,427

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,277	445	1,722
Conduit Distribution Bank Miles—Underground	226	67	293
Transmission and Distribution Substations	33	16	49
Transformer Capacity of Transmission and Distribution Substations (MVA)	433.7	621.0	1,054.7

The Company’s natural gas operations property includes two liquid propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (79%), coated and wrapped cathodically protected steel (16%), cast/wrought iron (4%), and unprotected bare and coated steel (1%). Fitchburg’s gas mains are primarily made up of steel (48%), polyethylene plastic (33%), and cast iron (19%).

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

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Company continues to believe that these claims are without merit and will continue to defend itself vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2017, there were 1,367 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2017	2016
1st Quarter	$0.360	$0.355
2nd Quarter	0.360	0.355
3rd Quarter	0.360	0.355
4th Quarter	0.360	0.355

Total for Year	$1.44	$1.42

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.

	2017		2016
Price Range of Common Stock	High/Ask	Low/Bid	High/Ask	Low/Bid
1st Quarter	$46.98	$43.03	$43.29	$34.70
2nd Quarter	$50.47	$44.70	$42.93	$35.37
3rd Quarter	$52.20	$47.85	$45.16	$38.00
4th Quarter	$52.84	$44.04	$46.00	$37.31

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2017, is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	340,887
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	340,887

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)

(1)	Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 341,545 shares of restricted stock have been awarded and 1,106 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2017. As of December 31, 2017, a total of 6,038 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2011 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2011.

Comparative Five-Year Total Returns

NOTE:

(1)	The graph above assumes $100 invested on December 31, 2012, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2017.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2017, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $75,000 in value of shares have been purchased or, if sooner, on May 1, 2018.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/17 – 10/31/17	1,199	$49.995	1,199	$12,587
11/1/17 – 11/30/17	—	—	—	$12,587
12/1/17 – 12/31/17	107	$51.850	107	$7,039

Total	1,306	$50.147	1,306

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2017	2016	2015	2014	2013
Customers Served (Year-End):
Electric:
Residential	90,009	89,400	88,444	88,012	87,692
Commercial & Industrial	14,969	14,872	14,825	14,740	14,701

Total Electric	104,978	104,272	103,269	102,752	102,393

Natural Gas:
Residential	63,441	62,284	61,270	60,236	57,616
Commercial & Industrial	17,868	17,654	17,479	17,624	18,304

Total Natural Gas	81,309	79,938	78,749	77,860	75,920

Total Customers Served	186,287	184,210	182,018	180,612	178,313

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,624.1	1,628.8	1,667.7	1,679.0	1,668.3
Firm Natural Gas Distribution Sales (Therms)	213.8	205.7	219.4	216.2	200.7
Consolidated Statements of Earnings:
Operating Revenue	$406.2	$383.4	$426.8	$425.8	$366.9
Operating Income	69.7	65.3	63.1	60.0	53.5
Interest Expense, net	23.1	22.5	21.9	20.9	18.8
Other Expense (Income), net	0.1	0.3	(0.5)	0.4	0.4

Income Before Income Taxes	46.5	42.5	41.7	38.7	34.3
Income Taxes	17.5	15.4	15.4	14.0	12.7

Net Income	29.0	27.1	26.3	24.7	21.6
Dividends on Preferred Stock	—	—	—	—	—

Earnings Applicable to Common Shareholders	$29.0	$27.1	$26.3	$24.7	$21.6

Earnings Per Average Share:	$2.06	$1.94	$1.89	$1.79	$1.57
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	14,102	13,996	13,920	13,847	13,775
Dividends Declared Per Share	$1.44	$1.42	$1.40	$1.38	$1.38
Book Value Per Share (Year-End)	$22.72	$20.82	$20.20	$19.62	$19.14
Balance Sheet Data (as of December 31,):
Utility Plant	$1,279.2	$1,173.4	$1,080.6	$988.8	$909.1
Capital Lease Obligations(1)	$8.8	$11.3	$14.1	$8.0	$0.6
Total Assets	$1,241.9	$1,128.2	$1,038.8	$997.0	$917.6
Capitalization:
Common Stock Equity	$336.6	$292.9	$282.6	$273.1	$265.0
Preferred Stock	0.2	0.2	0.2	0.2	0.2
Long-Term Debt, less current portion	376.3	316.8	305.5	326.0	282.1

Total Capitalization	$713.1	$609.9	$588.3	$599.3	$547.3

Current Portion of Long-Term Debt	$29.8	$16.8	$17.1	$3.7	$2.2
Short-Term Debt	$38.3	$81.9	$42.0	$29.3	$60.2
Capital Structure Ratios (as of December 31,):
Common Stock Equity	47%	48%	48%	46%	48%
Long-Term Debt, less current portion	53%	52%	52%	54%	52%

(1)	Includes amounts due within one year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 186,300 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 105,000 electric customers and 81,300 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $971.5 million at December 31, 2017. Unitil’s total revenue was $406.9 million in 2017, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Usource’s total revenues were $6.0 million in 2017. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Net Income and EPS Overview

2017 Compared to 2016—The Company’s Net Income was $29.0 million, or $2.06 per share, for the year ended December 31, 2017, an increase of $1.9 million in Net Income, and $0.12 in Earnings Per Share, compared to 2016. The Company’s earnings for 2017 were driven by increases in natural gas and electric sales margins.

Natural gas sales margin was $109.7 million in 2017, an increase of $6.1 million compared to 2016, driven by higher natural gas distribution rates of $3.3 million and the positive impact of colder weather and customer growth of $2.8 million. Natural gas therm sales increased 3.9% in 2017 compared to 2016. Based on weather data collected in the Company’s natural gas service areas, there were 5% more Heating Degree Days in 2017 compared to 2016. As of December 31, 2017 the number of natural gas customers served by Unitil has increased by 1,400 in the last twelve months.

Electric sales margin was $92.2 million in 2017, an increase of $4.1 million compared to 2016. Electric sales margin in 2017 was positively affected by higher electric distribution rates of $5.4 million and customer growth of $1.0 million, partially offset by lower sales volumes due to the net impact of milder summer weather of $0.5 million and lower transmission revenues of $1.8 million. Total electric kilowatt-hour (kWh) sales decreased 0.3% in 2017, reflecting milder summer weather in 2017, largely offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 21% fewer Cooling Degree Days in 2017 compared to 2016. As of December 31, 2017, the number of electric customers served has increased by 700 in the last twelve months.

Total Operation & Maintenance (O&M) expenses increased $3.9 million in 2017 compared to 2016. The change in O&M expenses reflects higher compensation and benefit costs of $2.0 million and higher utility operating costs of $1.9 million. Utility operating costs include higher pass-through regulatory and vegetation management costs of $1.1 million, which are recovered on a reconciling basis in sales margins.

Depreciation and Amortization expense increased $0.3 million in 2017 compared to 2016, reflecting higher depreciation on higher utility plant assets in service, partially offset by lower amortization of deferred major storm costs, which were being amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes increased $1.5 million in 2017 compared to 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Interest Expense, net increased $0.6 million in 2017 compared to 2016 reflecting interest on higher levels of short-term debt, partially offset by higher net interest income on regulatory assets/liabilities and repayment of higher cost long-term debt.

Other Expense (Income), decreased $0.2 million in 2017 compared to 2016.

Usource, the Company’s non-regulated energy brokering business, recorded revenues of $6.0 million in 2017, holding relatively steady with 2016 revenue levels. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

Income Taxes increased $2.1 million in 2017 compared to 2016 reflecting higher pre-tax earnings in 2017.

In 2017, Unitil’s annual common dividend was $1.44 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2018 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.365 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.46 per share from $1.44 per share.

2016 Compared to 2015—The Company’s Net Income was $27.1 million, or $1.94 per share, for the year ended December 31, 2016, a 3.0% increase of $0.8 million in Net Income, and $0.05 per share, compared to 2015. The Company’s earnings for 2016 were driven by increases in natural gas and electric sales margins and lower utility operating costs.

A more detailed discussion of the Company’s 2017 and 2016 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas increased 3.9% in 2017 compared to 2016. Sales to residential and C&I customers increased 6.9% and 3.2%, respectively, in 2017 compared to 2016.

The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in 2017 compared to 2016. Based on weather data collected in the Company’s natural gas service areas, there were 5% more HDD in 2017 compared to 2016. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 1.7% in 2017 compared to 2016. As of December 31, 2017 the number of natural gas customers served by Unitil has increased by 1,371 in the last twelve months. As discussed above, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

Unitil’s total therm sales of natural gas decreased 6.2% in 2016 compared to 2015. The decrease in gas therm sales in the Company’s service areas was driven by warmer winter weather in the first quarter of 2016 compared to 2015, partially offset by customer growth. Based on weather data collected in the Company’s natural gas service areas, there were 8% fewer HDD in 2016 compared to 2015. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 1.2% in 2016 compared to 2015. This growth was led by a year over year increase of 3.3% in gas therm sales to large industrial customers. As of December 31, 2016 the number of natural gas customers served increased by 1,189 compared to the prior year.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Therms	%	Therms	%
Residential	43.4	40.6	45.2	2.8	6.9%	(4.6)	(10.2%)
Commercial & Industrial	170.4	165.1	174.2	5.3	3.2%	(9.1)	(5.2%)

Total Therm Sales	213.8	205.7	219.4	8.1	3.9%	(13.7)	(6.2%)

Gas Operating Revenues and Sales Margin—The following table details total Gas Operating Revenue and Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Gas Operating Revenue:
Residential	$77.3	$71.0	$78.5	$6.3	8.9%	$(7.5)	(9.6%)
Commercial & Industrial	116.7	110.2	124.1	6.5	5.9%	(13.9)	(11.2%)

Total Gas Operating Revenue	$194.0	$181.2	$202.6	$12.8	7.1%	$(21.4)	(10.6%)

Cost of Gas Sales	$84.3	$77.6	$100.7	$6.7	8.6%	$(23.1)	(22.9%)

Gas Sales Margin	$109.7	$103.6	$101.9	$6.1	5.9%	$1.7	1.7%

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

Natural gas sales margin was $109.7 million in 2017, an increase of $6.1 million compared to 2016, driven by higher natural gas distribution rates of $3.3 million and the positive impact of colder weather and customer growth of $2.8 million.

The increase in Total Gas Operating Revenues of $12.8 million, or 7.1%, in 2017 compared to 2016 reflects higher natural gas distribution rates, customer growth and higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers.

Natural gas sales margin was $103.6 million in 2016, an increase of $1.7 million compared to 2015, driven by $3.7 million in higher natural gas distribution rates and customer growth of $1.3 million, partially offset by the negative impact of warmer winter weather in 2016 of $3.3 million.

The decrease in Total Gas Operating Revenues of $21.4 million, or 10.6%, in 2016 compared to 2015 reflects lower natural gas sales volumes and lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales decreased 0.3% in 2017 compared to 2016. Sales to residential customers and C&I customers decreased 0.3% and 0.3%, respectively, in 2017 compared to 2016, reflecting milder summer weather in 2017, largely offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 21% fewer Cooling Degree Days in 2017 compared to 2016. As of December 31, 2017, the number of electric customers served has increased by 706 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.

Unitil’s total electric kWh sales decreased 2.3% in 2016 compared to 2015. Sales to residential customers and C&I customers decreased 3.0% and 1.9%, respectively, in 2016 compared to 2015, reflecting warmer winter in 2016 compared to 2015, partially offset by warmer summer weather in 2016. Based on weather data collected in the Company’s electric service areas, there were 12% more Cooling Degree Days in 2016 compared to 2015. As of December 31, 2016, the number of electric customers served increased by 1,003 compared to the prior year.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	kWh	%	kWh	%
Residential	649.4	651.3	671.4	(1.9)	(0.3%)	(20.1)	(3.0%)
Commercial & Industrial	974.7	977.5	996.3	(2.8)	(0.3%)	(18.8)	(1.9%)

Total kWh Sales	1,624.1	1,628.8	1,667.7	(4.7)	(0.3%)	(38.9)	(2.3%)

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Electric Operating Revenue:
Residential	$115.5	$110.6	$125.9	$4.9	4.4%	$(15.3)	(12.2%)
Commercial & Industrial	90.7	85.5	92.1	5.2	6.1%	(6.6)	(7.2%)

Total Electric Operating Revenue	$206.2	$196.1	$218.0	$10.1	5.2%	$(21.9)	(10.0%)

Cost of Electric Sales	$114.0	$108.0	$132.5	$6.0	5.6%	$(24.5)	(18.5%)

Electric Sales Margin	$92.2	$88.1	$85.5	$4.1	4.7%	$2.6	3.0%

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

Electric sales margin was $92.2 million in 2017, an increase of $4.1 million compared to 2016. Electric sales margin in 2017 was positively affected by higher electric distribution rates of $5.4 million and customer growth of $1.0 million, partially offset by lower sales volumes due to the net impact of milder summer weather of $0.5 million and lower transmission revenues of $1.8 million. The higher electric distribution rates in 2017 include $1.4 million in higher electric sales margin reflecting the reconciliation of permanent rates to temporary rates, which were previously provided in Unitil Energy’s distribution base rate case.

The increase in Total Electric Operating Revenue of $10.1 million, or 5.2%, in 2017 compared to 2016 reflects higher electric distribution rates and higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers.

Electric sales margin was $88.1 million in 2016, an increase of $2.6 million compared to 2015. Electric sales margin in 2016 was positively affected by $3.1 million in higher electric distribution rates and the positive impact of $1.2 million resulting from warmer summer weather in 2016, partially offset by the negative impact of warmer winter weather of $1.7 million.

The decrease in Total Electric Operating Revenue of $21.9 million, or 10.0%, in 2016 compared to 2015 reflects lower electric sales volumes and lower cost of electric sales, which are tracked and reconciled costs as a pass-through to customers.

Operating Revenue—Other

Total Other Operating Revenue is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues in 2017 were $6.0 million, holding relatively steady with 2016 revenue levels. Usource’s revenues in 2016 were $6.1 million, essentially on par with 2015. As an energy broker and advisor, Usource assists business customers with the procurement and contracting for electricity and natural gas in competitive energy markets. Usource’s revenues are primarily derived from fees billed to suppliers as customers take delivery of energy from these suppliers under term contracts brokered by Usource.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$	%	$	%
Usource	$6.0	$6.1	$6.2	$(0.1)	(1.6%)	$(0.1)	(1.6%)

Total Other Revenue	$6.0	$6.1	$6.2	$(0.1)	(1.6%)	$(0.1)	(1.6%)

Operating Expenses

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $6.7 million, or 8.6%, in 2017 compared to 2016. This increase reflects higher sales of natural gas and higher wholesale natural gas prices, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2016, Cost of Gas decreased $23.1 million, or 22.9%, compared to 2015. This decrease reflects lower wholesale natural gas prices and lower sales of natural gas, partially offset by a decrease in the amount of natural gas purchased by customers directly from third-party suppliers.

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $6.0 million, or 5.6%, in 2017 compared to 2016. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2016, Cost of Electric Sales decreased $24.5 million, or 18.5%, compared to 2015. This decrease reflects lower electric kWh sales, lower wholesale electricity prices and an increase in the amount of electricity purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $3.9 million, or 5.9%, in 2017 compared to 2016. The change in O&M expenses reflects higher compensation and benefit costs of $2.0 million and higher utility operating costs of $1.9 million. Utility operating costs include higher pass-through regulatory and vegetation management costs of $1.1 million, which are recovered on a reconciling basis in sales margins.

In 2016, total O&M expenses decreased $0.8 million, or 1.2%, compared to 2015. The change in O&M expenses reflects lower utility operating costs of $2.0 million, including lower electric and gas distribution system maintenance costs of $1.3 million and lower bad debt expenses of $0.7 million, and lower outside service professional fees of $0.9 million, partially offset by higher compensation and benefit costs of $2.1 million. The savings achieved in utility operating costs in 2016 reflect maintenance costs at lower seasonal sales levels and the implementation of cost efficiency measures in 2016.

Depreciation and Amortization—Depreciation and Amortization expense increased $0.3 million, or 0.6%, in 2017 compared to 2016, reflecting higher depreciation on higher utility plant assets in service, partially offset by lower amortization of deferred major storm costs which were being amortized for recovery over multi-year periods.

In 2016, Depreciation and Amortization expense increased $0.9 million, or 2.0%, compared to 2015, reflecting higher depreciation of $1.8 million on normal utility plant assets in service, partially offset by lower amortization of $0.9 million.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.5 million, or 7.7%, in 2017 compared to 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

In 2016, Taxes Other Than Income Taxes increased $1.9 million, or 10.7%, compared to 2015, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

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

Interest Expense, net increased $0.6 million, or 2.7%, in 2017 compared to 2016 reflecting interest on higher levels of short-term debt, partially offset by higher net interest income on regulatory assets/liabilities and repayment of higher cost long-term debt.

In 2016, Interest Expense, increased $0.6 million, or 2.7%, compared to 2015 reflecting higher levels of short-term debt and lower net interest income on regulatory assets.

Other Expense (Income), net

Other Expense (Income), decreased $0.2 million in 2017 compared to 2016.

Other Expense (Income), net changed from income of $0.5 million in 2015 to an expense of $0.3 million in 2016. This change was the result of the recognition of a pre-tax gain of $0.9 million in the fourth quarter of 2015 on the sale of its former Distribution Operations Center facility in Portland, Maine.

Income Taxes

Income Taxes increased $2.1 million in 2017 compared to 2016 reflecting higher pre-tax earnings in 2017. (See Note 9 to the accompanying Consolidated Financial Statements).

In 2016, Income Taxes were essentially unchanged compared to 2015 reflecting higher pre-tax earnings in 2016 and higher federal and state tax credits recognized in 2016.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2017 and December 31, 2016, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $234.9 million and $218.2 million for the years ended December 31, 2017 and December 31, 2016, respectively. Total gross repayments were $278.5 million and $178.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2017 and December 31, 2016:

Revolving Credit Facility (millions)
	December 31,
	2017	2016
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$38.3	$81.9
Letters of Credit Outstanding	$—	$1.1
Available	$81.7	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2017 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Issuance of Long-Term Debt—On November 1, 2017, Northern Utilities issued $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg issued $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State issued $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State used the net proceeds from these offerings to refinance higher cost long-term debt that matured in 2017, to repay short-term debt and for general corporate purposes. Approximately $0.7 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

On August 1, 2016, Unitil Corporation completed a private placement of $30 million aggregate principal amount of 3.70% Senior Unsecured Notes due August 1, 2026 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes. The Company incurred $0.3 million of costs associated with this issuance and these costs have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2017, there are $2.7 million of current and $5.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

Contractual Obligations

The table below lists the Company’s known specified contractual obligations as of December 31, 2017.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2017	Total	2018	2019— 2020	2021— 2022	2023 & Beyond
Long-Term Debt	$409.4	$30.1	$38.6	$36.8	$303.9
Interest on Long-Term Debt	289.2	22.9	40.9	36.8	188.6
Gas Supply Contracts	434.8	39.1	64.8	64.5	266.4
Electric Supply Contracts	22.6	1.6	3.6	2.9	14.5
Other (Including Capital and Operating Lease Obligations)	13.2	4.4	7.4	1.2	0.2

Total Contractual Cash Obligations	$1,169.2	$98.1	$155.3	$142.2	$773.6

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2017, there were approximately $17.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.5 million and $9.9 million of natural gas storage inventory at December 31, 2017 and 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2017, which was payable in January 2018, was $3.1 million and recorded in Accounts Payable at December 31, 2017. The amount of natural gas inventory released in December 2016, which was payable in January 2017, was $2.1 million and recorded in Accounts Payable at December 31, 2016.

The Company also guarantees the payment of principal, interest and other amounts payable on the 7.15% notes issued by Granite State. As of December 31, 2017, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $4.1 million and $5.1 million in 2017 and 2016, respectively. The Company, along with its subsidiaries, contributed $4.0 million to Voluntary Employee Benefit Trusts (VEBTs) in each of 2017 and 2016. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2018 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of December 31, 2017, there were approximately $17.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2018. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2017 and 2016.

	2017	2016
Cash Provided by Operating Activities	$86.2	$68.3

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $86.2 million in 2017, an increase of $17.9 million compared to 2016.

Cash flow from net income, adjusted for the total of non-cash charges to depreciation, amortization and deferred taxes, was $93.4 million in 2017 compared to $89.1 million in 2016, reflecting an increase of $4.3 million. The increase in net income of $1.9 million in 2017 compared to 2016 is primarily attributable to increases in natural gas and electric sales margins and customer growth. The increase in depreciation and amortization of $0.3 million in 2017 compared to 2016 reflects higher utility depreciation from higher net utility plant in service, partially offset by decreases in amortization of prior storm costs. The increase in the deferred tax provision of $2.0 million in 2017 compared to 2016 is primarily a result of increased tax depreciation deductions.

Changes in working capital items resulted in a ($9.7) million use of cash in 2017 compared to a ($20.8) million use of cash in 2016, representing an increase of $11.1 million. Sources of cash from Regulatory Liabilities increased $4.0 million in 2017 compared to 2016, primarily driven by lower PNGTS refunds to customers in 2017 which will also be completely refunded by 2018 (see Note 8). All other changes in working capital reflect normal variations from year-to-year, including changes in underlying commodity prices.

Deferred Regulatory and Other Charges decreased ($1.1) million in 2017 compared to 2016, primarily driven by the long-term portion of the PNGTS refund. The change in Other, net in 2017 compared to 2016 was $3.6 million.

	2017	2016
Cash (Used in) Investing Activities	$(119.3)	$(98.1)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($119.3) million in 2017 compared to ($98.1) million in 2016. The actual capital spending in both 2017 and 2016 is related to utility capital expenditures for electric and gas utility system additions. The higher spending in 2017 is largely attributable to special major information technology investments and the construction of a new distribution operations center for Fitchburg, which were in addition to the normal level of utility capital expenditures. The Company’s projected capital spending range for 2018 is $100 million to $105 million.

	2017	2016
Cash Provided by Financing Activities	$36.2	$26.9

Cash Provided by Financing Activities—Cash Provided by Financing Activities was $36.2 million in 2017 compared to $26.9 million in 2016. The higher cash provided by financing activities in 2017 compared to 2016 is primarily attributable to the net proceeds from the issuances of $90 million of long-term debt and approximately $32 million of common public equity in 2017. Largely as a result of these long-term financing activities in 2017, short-term borrowings were reduced by $83.5 million during the year. Other changes (repayment of long-term debt, capital lease obligations, exchange gas financing and dividends) in financing activities in 2017 compared to 2016 total $1.8 million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2017 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.44 per common share in 2017, $1.42 per common share in 2016, and $1.40 per share in 2015. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2018 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.365 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.46 from $1.44. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

REGULATORY MATTERS

See Note 8 to the Consolidated Financial Statements.

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2017, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $540,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $471,000 in the Net Periodic Benefit Cost for the Pension Plan. For the year ended December 31, 2017, a 1.0% increase in the assumption of health care cost trend rates would have resulted in increases in the Net Periodic Benefit Cost for the PBOP Plan of $1,625,000. Similarly, a 1.0% decrease in the assumption of health care cost trend rates would have resulted in decreases in the Net Periodic Benefit Cost for the PBOP Plan of $1,238,000. (See Note 10 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2017, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 2.4%, 1.8%, and 1.5% during 2017, 2016, and 2015, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unitil Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, changes in common stock equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Boston, MA

February 1, 2018

We have served as the Company’s auditor since 2014.

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2017	2016	2015

Operating Revenues:

Gas	$194.0	$181.2	$202.6

Electric	206.2	196.1	218.0

Other	6.0	6.1	6.2

Total Operating Revenues	406.2	383.4	426.8

Operating Expenses:

Cost of Gas Sales	84.3	77.6	100.7

Cost of Electric Sales	114.0	108.0	132.5

Operation and Maintenance	70.2	66.3	67.1

Depreciation and Amortization	46.9	46.6	45.7

Taxes Other Than Income Taxes	21.1	19.6	17.7

Total Operating Expenses	336.5	318.1	363.7

Operating Income	69.7	65.3	63.1

Interest Expense, net	23.1	22.5	21.9

Other Expense (Income), net	0.1	0.3	(0.5)

Income Before Income Taxes	46.5	42.5	41.7

Income Taxes	17.5	15.4	15.4

Net Income Applicable to Common Shares	$29.0	$27.1	$26.3

Earnings per Common Share—Basic and Diluted	$2.06	$1.94	$1.89

Weighted Average Common Shares Outstanding—(Basic and Diluted)	14.1	14.0	13.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2017	2016

Current Assets:

Cash and Cash Equivalents	$8.9	$5.8

Accounts Receivable, net	67.4	52.9

Accrued Revenue	53.3	49.5

Exchange Gas Receivable	5.8	8.3

Gas Inventory	0.6	0.6

Materials and Supplies	6.9	6.8

Prepayments and Other	8.4	7.7

Total Current Assets	151.3	131.6

Utility Plant:

Gas	699.6	629.5

Electric	476.7	437.9

Common	67.4	35.8

Construction Work in Progress	35.5	70.2

Utility Plant	1,279.2	1,173.4

Less: Accumulated Depreciation	307.7	290.0

Net Utility Plant	971.5	883.4

Other Noncurrent Assets:

Regulatory Assets	109.6	104.1

Other Assets	9.5	9.1

Total Other Noncurrent Assets	119.1	113.2

TOTAL ASSETS	$1,241.9	$1,128.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2017	2016

Current Liabilities:

Accounts Payable	$41.5	$32.4

Short-Term Debt	38.3	81.9

Long-Term Debt, Current Portion	29.8	16.8

Regulatory Liabilities	9.2	10.4

Energy Supply Obligations	9.7	12.0

Environmental Obligations	0.5	0.4

Capital Lease Obligations	3.1	3.0

Other Current Liabilities	18.9	20.0

Total Current Liabilities	151.0	176.9

Noncurrent Liabilities:

Retirement Benefit Obligations	150.1	149.0

Deferred Income Taxes, net	82.9	97.9

Cost of Removal Obligations	84.3	77.0

Regulatory Liabilities	48.9	2.6

Capital Lease Obligations	5.7	8.3

Environmental Obligations	1.6	1.5

Other Noncurrent Liabilities	4.3	5.1

Total Noncurrent Liabilities	377.8	341.4

Capitalization:

Long-Term Debt, Less Current Portion	376.3	316.8

Stockholders’ Equity:

Common Equity (Outstanding 14,815,585 and 14,065,230 Shares)	275.8	240.7

Retained Earnings	60.8	52.2

Total Common Stock Equity	336.6	292.9

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	336.8	293.1

Total Capitalization	713.1	609.9

Commitments and Contingencies (Note 8)

TOTAL LIABILITIES AND CAPITALIZATION	$1,241.9	$1,128.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2017	2016	2015

Operating Activities:

Net Income	$29.0	$27.1	$26.3

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	46.9	46.6	45.7

Deferred Tax Provision	17.5	15.4	11.9

Changes in Working Capital Items:

Accounts Receivable	(14.5)	(5.4)	10.9

Accrued Revenue	(3.8)	(11.1)	10.1

Regulatory Liabilities	(1.2)	(5.2)	6.9

Exchange Gas Receivable	2.5	2.8	3.9

Accounts Payable	9.1	(0.9)	(10.9)

Other Changes in Working Capital Items	(1.8)	(1.0)	(2.4)

Deferred Regulatory and Other Charges	(6.1)	(5.0)	8.2

Other, net	8.6	5.0	4.5

Cash Provided by Operating Activities	86.2	68.3	115.1

Investing Activities:

Property, Plant and Equipment Additions	(119.3)	(98.1)	(103.9)

Cash Used In Investing Activities	(119.3)	(98.1)	(103.9)

Financing Activities:

(Repayment of) Proceeds from Short-Term Debt, net	(43.6)	39.9	12.7

Issuance of Long-Term Debt	89.3	30.0	—

Repayment of Long-Term Debt	(17.2)	(19.0)	(7.4)

(Decrease) Increase in Capital Lease Obligations	(2.5)	(2.8)	6.1

Net (Decrease) Increase in Exchange Gas Financing	(2.4)	(2.5)	(4.0)

Dividends Paid	(20.4)	(20.0)	(19.6)

Proceeds from Issuance of Common Stock	33.0	1.3	1.3

Cash Provided by (Used In) Financing Activities	36.2	26.9	(10.9)

Net Increase (Decrease) in Cash	3.1	(2.9)	0.3

Cash at Beginning of Year	5.8	8.7	8.4

Cash at End of Year	$8.9	$5.8	$8.7

Supplemental Information:

Interest Paid	$23.0	$22.1	$22.3

Income Taxes Paid	$—	$1.6	$1.8

Payments on Capital Leases	$3.3	$3.4	$1.1

Capital Expenditures Included in Accounts Payable	$1.1	$0.3	$0.4

Non-Cash Additions to Property, Plant and Equipment	$—	$3.5	$—

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2015	$234.7	$38.4	$273.1

Net Income for 2015		26.3	26.3

Dividends ($1.40 per Common Share)		(19.6)	(19.6)

Shares Issued Under Stock Plans	1.5		1.5

Issuance of 36,265 Common Shares (See Note 6)	1.3		1.3

Balance at December 31, 2015	237.5	45.1	282.6

Net Income for 2016		27.1	27.1

Dividends ($1.42 per Common Share)		(20.0)	(20.0)

Shares Issued Under Stock Plans	1.9		1.9

Issuance of 32,095 Common Shares (See Note 6)	1.3		1.3

Balance at December 31, 2016	240.7	52.2	292.9

Net Income for 2017		29.0	29.0

Dividends ($1.44 per Common Share)		(20.4)	(20.4)

Shares Issued Under Stock Plans	2.1		2.1

Issuance of 26,256 Common Shares (See Note 6)	1.3		1.3

Issuance of 690,000 Common Shares (See Note 6)	31.7		31.7

Balance at December 31, 2017	$275.8	$60.8	$336.6

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

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the

Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2017 – 3.45%, 2016 – 3.49% and 2015 – 3.57%.

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

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2017 the Company paid quarterly dividends of $0.36 per share, resulting in an annual dividend rate of $1.44 per common share. For the years ended December 31, 2016 and 2015, the Company paid quarterly dividends of $0.355 and $0.350 per common share, respectively, resulting in annual dividend rates of $1.42 and $1.40 per common share, respectively. At its January 2018 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.365 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annual dividend rate to $1.46 per share from $1.44 per share.

Cash and Cash Equivalents—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2017 and 2016, the Unitil subsidiaries had deposited $2.9 million and $2.8 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities maintains an account used to implement its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of December 31, 2017 and 2016.

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

Accrued Revenue—Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below) and unbilled revenues (see “Utility Revenue Recognition” above.) The following table shows the components of Accrued Revenue as of December 31, 2017 and 2016.

Accrued Revenue (millions)	December 31,
	2017	2016
Regulatory Assets—Current	$39.5	$37.9
Unbilled Revenues	13.8	11.6

Total Accrued Revenue	$53.3	$49.5

Exchange Gas Receivable—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2017 and 2016.

Exchange Gas Receivable (millions)	December 31,
	2017	2016
Northern Utilities	$5.4	$7.8
Fitchburg	0.4	0.5

Total Exchange Gas Receivable	$5.8	$8.3

Gas Inventory—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2017 and 2016.

Gas Inventory (millions)	December 31,
	2017	2016
Natural Gas	$0.4	$0.3
Propane	0.1	0.2
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$0.6	$0.6

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 2.90%, 2.18% and 2.32% in 2017, 2016 and 2015, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2017 and 2016, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $84.3 million and $77.0 million, respectively.

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

Regulatory Assets consist of the following (millions)	December 31,
	2017	2016
Retirement Benefits	$84.5	$75.9
Energy Supply & Other Rate Adjustment Mechanisms	36.0	32.7
Deferred Storm Charges	7.2	9.6
Environmental	9.5	10.8
Income Taxes	6.5	7.3
Other	5.4	5.7

Total Regulatory Assets	$149.1	$142.0
Less: Current Portion of Regulatory Assets(1)	39.5	37.9

Regulatory Assets—noncurrent	$109.6	$104.1

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets and in the Accrued Revenue table shown above.

Regulatory Liabilities consist of the following (millions)	December 31,
	2017	2016
Rate Adjustment Mechanisms	$6.9	$6.2
Gas Pipeline Refund (Note 8)	2.3	6.8
Income Taxes (Note 9)	48.9	—

Total Regulatory Liabilities	58.1	13.0
Less: Current Portion of Regulatory Liabilities	9.2	10.4

Regulatory Liabilities—noncurrent	$48.9	$2.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2017 are $0.9 million of deferred storm charges to be recovered over the next year and $7.6 million of environmental and rate case costs and other expenditures to be recovered over the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service through the purchase of European call option contracts. Any gains or losses resulting from these option contracts are passed through to customers directly through Northern Utilities’ Cost of Gas Adjustment Clause. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Cost of Gas Sales when the gains and losses are passed through to customers through the Cost of Gas Adjustment Clause.

As of December 31, 2017 and December 31, 2016, the Company had 0.6 billion and 2.0 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program.

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

Fair Value Amount of Derivative Assets / Liabilities (millions) Offset in Regulatory Liabilities / Assets, as of:

		Fair Value
Description	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivative Assets
Natural Gas Futures / Options Contracts	Prepayments and Other	$—	$0.1
Natural Gas Futures / Options Contracts	Other Noncurrent Assets	—	0.3

Total Derivative Assets		$—	$0.4

Derivative Liabilities
Natural Gas Futures / Options Contracts	Other Current Liabilities	$—	$—
Natural Gas Futures / Options Contracts	Other Noncurrent Liabilities	—	—

Total Derivative Liabilities		$—	$—

	Twelve Months Ended December 31,
	2017	2016
Amount of Loss / (Gain) Recognized in Regulatory Assets (Liabilities) for Derivatives:
Natural Gas Futures / Options Contracts	$0.4	$(0.1)
Amount of Loss / (Gain) Reclassified into the Consolidated Statements of Earnings(1):
Cost of Gas Sales	$—	$0.3

(1)	These amounts are offset in the Consolidated Statements of Earnings with Accrued Revenue and therefore there is no effect on earnings.

Investments in Marketable Securities—The Company maintains a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 10).

At December 31, 2017 and 2016, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $3.6 million and $1.9 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

Fair Value of Marketable Securities (millions)	December 31,
	2017	2016
Equity Funds	$2.1	$1.1
Fixed Income Funds	1.5	0.8

Total Marketable Securities	$3.6	$1.9

Goodwill and Intangible Assets—As a result of the acquisitions of Northern Utilities and Granite State, the Company recognized a bargain purchase adjustment as a reduction to Utility Plant, to be amortized over a ten year period, beginning with the date of the Acquisitions, as authorized by regulators. As of December 31, 2017, the unamortized balance of the bargain purchase adjustment was $2.3 million, to be amortized over the next year.

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2017	2016
Current:
Exchange Gas Obligation	$5.4	$7.8
Renewable Energy Portfolio Standards	4.0	3.9
Power Supply Contract Divestitures	0.3	0.3

Total Energy Supply Obligations—Current	$9.7	$12.0
Noncurrent:
Power Supply Contract Divestitures	$0.9	$1.3

Total Energy Supply Obligations	$10.6	$13.3

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

Fitchburg has entered into long-term renewable contracts for electric energy and/or renewable energy credits pursuant to Massachusetts legislation, specifically, the Act Relative to Green Communities of 2008 and the Act Relative to Competitively Priced Electricity (2012) in the Commonwealth, and the MDPU’s regulations implementing the legislation. The generating facilities associated with three of these contracts have been constructed and are operating. A recent round of long-term renewable energy procurements was conducted during 2016 and several contracts were finalized and submitted to MDPU for approval in 2017. These approvals remain pending. Additional procurements are expected in compliance with the Act to Promote Energy Diversity (2016). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

Off-Balance Sheet Arrangements—As of December 31, 2017, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 5).

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2017, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below (See Note 8).

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2017, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements— In August 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-12, “Derivatives and Hedging (Topic 815)”, to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current generally accepted accounting principles in the United States of America (GAAP). The amendments are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company adopted this new guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2017, the FASB issued Accounting Standards Update ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting”, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company adopted this new guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement. In addition, on a prospective basis, the ASU limits the component of net benefit cost eligible to be capitalized to service costs. The ASU became effective for the Company on January 1, 2018. The change in capitalization of retirement benefits will not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which amends existing revenue recognition guidance, effective January 1, 2018. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across entities, industries, jurisdictions, and capital markets and to provide more useful information to users of financial statements through improved and expanded disclosure requirements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842, which amends the existing guidance relating to the definition of a lease, recognition of lease assets and lease liabilities on the balance sheet, and the disclosure of key information about leasing arrangements. In November 2017, the FASB tentatively decided to amend the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. Under the new standard, all lessees must recognize an asset and liability on the balance sheet. Operating leases were previously not recognized on the balance sheet. The ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company plans to adopt this guidance in the first quarter of 2019. The Company expects this ASU to increase lease assets and lease liabilities on the Consolidated Balance Sheets and does not expect the guidance will have a material impact on the Consolidated Statements of Income, Statements of Cash Flows and lease disclosures.

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01 which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right either to receive cash or another financial instruments from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The ASU became effective for the Company on January 1, 2018 and the Company determined that it will not have a material impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Total Operating Revenues	$126.0	$125.8	$80.8	$74.5	$84.0	$78.8	$115.4	$104.3
Operating Income	$26.1	$23.4	$10.5	$9.5	$9.5	$11.1	$23.6	$21.3
Net Income Applicable to Common	$12.4	$10.9	$3.1	$2.5	$2.3	$3.5	$11.2	$10.2

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	Per Share Data:
Earnings Per Common Share	$0.88	$0.78	$0.23	$0.18	$0.16	$0.25	$0.79	$0.73
Dividends Paid Per Common Share	$0.360	$0.355	$0.360	$0.355	$0.360	$0.355	$0.360	$0.355

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

The following table provides significant segment financial data for the years ended December 31, 2017, 2016 and 2015 (millions):

Year Ended December 31, 2017	Gas	Electric	Non- Regulated	Other	Total

Revenues	$194.0	$206.2	$6.0	$—	$406.2

Interest Income	0.7	1.0	0.1	0.6	2.4

Interest Expense	13.7	8.8	—	3.0	25.5

Depreciation & Amortization Expense	22.4	23.4	0.1	1.0	46.9

Income Tax Expense (Benefit)	10.7	7.5	0.7	(1.4)	17.5

Segment Profit	16.4	11.9	1.2	(0.5)	29.0

Segment Assets	714.3	476.9	6.7	44.0	1,241.9

Capital Expenditures	72.1	33.7	—	13.5	119.3

Year Ended December 31, 2016

Revenues	$181.2	$196.1	$6.1	$—	$383.4

Interest Income	0.2	0.7	0.1	0.2	1.2

Interest Expense	13.3	8.3	—	2.1	23.7

Depreciation & Amortization Expense	21.9	23.8	0.1	0.8	46.6

Income Tax Expense (Benefit)	9.2	6.6	0.8	(1.2)	15.4

Segment Profit	14.5	11.1	1.1	0.4	27.1

Segment Assets	645.2	441.1	6.8	35.1	1,128.2

Capital Expenditures	57.0	30.1	—	11.0	98.1

Year Ended December 31, 2015

Revenues	$202.6	$218.0	$6.2	$—	$426.8

Interest Income	0.8	0.7	0.1	0.3	1.9

Interest Expense	13.3	8.8	—	1.7	23.8

Depreciation & Amortization Expense	20.7	24.0	0.1	0.9	45.7

Income Tax Expense (Benefit)	10.2	5.5	0.8	(1.1)	15.4

Segment Profit	15.3	8.7	1.3	1.0	26.3

Segment Assets	590.9	415.1	6.6	26.2	1,038.8

Capital Expenditures	64.9	29.9	0.1	9.0	103.9

Note 4: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2017, 2016 and 2015, the Company recorded provisions for the energy commodity portion of bad debts of $1.3 million, $1.6 million and $2.6 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2015—2017 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2017
Electric	$0.8	$1.8	$0.3	$2.0	$0.9
Gas	0.2	1.9	0.3	1.8	0.6
Other	0.1	—	—	—	0.1

	$1.1	$3.7	$0.6	$3.8	$1.6

Year Ended December 31, 2016
Electric	$0.6	$2.9	$0.3	$3.0	$0.8
Gas	0.5	1.7	0.3	2.3	0.2
Other	0.1	—	—	—	0.1

	$1.2	$4.6	$0.6	$5.3	$1.1

Year Ended December 31, 2015
Electric	$1.3	$2.5	$0.3	$3.5	$0.6
Gas	0.4	2.8	0.4	3.1	0.5
Other	0.1	—	—	—	0.1

	$1.8	$5.3	$0.7	$6.6	$1.2

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

The long-term debt of Unitil is issued under Unsecured Promissory Notes with negative pledge provisions. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Unitil to issue new long- term debt, the covenants of the existing long-term agreement(s) must be satisfied, including that Unitil have total funded indebtedness less than 70% of total capitalization, and earnings available for interest equal to at least two times the interest charges for funded indebtedness. Each future senior long-term debt issuance of Unitil will rank pari passu with all other senior unsecured long-term debt issuances. The Unitil long-term debt agreement requires that if Unitil defaults on any other future long-term debt agreement(s), it would constitute a default under its present long-term debt agreement. Furthermore, the default provisions are triggered by the defaults of certain Unitil subsidiaries or certain other actions against Unitil subsidiaries.

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

The Unitil, Unitil Energy, Fitchburg, Northern Utilities and Granite State long-term debt instruments and agreements contain covenants restricting the ability of each company to incur liens and to enter into sale and leaseback transactions, and restricting the ability of each company to consolidate with, to merge with or into, or to sell or otherwise dispose of all or substantially all of its assets. The Granite State 7.15% notes are guaranteed by Unitil for the payment of principal, interest and other amounts payable. This guarantee will terminate if Granite State is reorganized and merges with and into Northern Utilities.

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2017, in accordance with the covenants, these subsidiary companies had a combined amount of $238.3 million available for the payment of dividends and Unitil Corporation had $125.0 million available for the payment of dividends. As of December 31, 2017, the Company’s balance in Retained Earnings was $60.8 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2017 for the payment of dividends.

Issuance of Long-Term Debt—On November 1, 2017, Northern Utilities issued $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg issued $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State issued $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State used the net proceeds from these offerings to refinance higher cost long-term debt that matured in 2017, to repay short-term debt and for general corporate purposes. Approximately $0.7 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

On August 1, 2016, Unitil Corporation completed a private placement of $30 million aggregate principal amount of 3.70% Senior Unsecured Notes due August 1, 2026 to institutional investors. The proceeds from the offering were used to repay short-term debt and for general corporate purposes. The Company incurred $0.3 million of costs associated with this issuance and these costs have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

Debt Repayment—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $17.2 million, $19.0 million and $7.4 million in 2017, 2016, and 2015, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2017 is: 2018 – $30.1 million; 2019 – $18.8 million; 2020 – $19.8 million; 2021 – $8.6 million; 2022 – $28.2 million and thereafter $303.9 million.

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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2017	2016
Estimated Fair Value of Long-Term Debt	$457.1	$370.3

Details on long-term debt at December 31, 2017 and 2016 are shown below:

Long-Term Debt (millions)	December 31,
	2017	2016
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0

Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	15.0	15.0
8.49% Senior Secured Notes, Due October 14, 2024	7.5	9.0
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0

Fitchburg:
6.75% Senior Notes, Due November 30, 2023	7.6	9.5
6.79% Senior Notes, Due October 15, 2025	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	—
7.37% Senior Notes, Due January 15, 2029	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	—

Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	10.0	20.0
5.29% Senior Notes, Due March 2, 2020	25.0	25.0
3.52% Senior Notes, Due November 1, 2027	20.0	—
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	—

Granite State:
7.15% Senior Notes, Due December 15, 2018	3.3	6.7
3.72% Senior Notes, Due November 1, 2027	15.0	—

Unitil Realty Corp.:
8.00% Senior Secured Notes, Due August 1, 2017	—	0.4

Total Long-Term Debt	409.4	336.6
Less: Unamortized Debt Issuance Costs	3.3	3.0

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	406.1	333.6
Less: Current Portion	29.8	16.8

Total Long-Term Debt, Less Current Portion	$376.3	$316.8

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

Interest Expense, net (millions)
	2017	2016	2015
Interest Expense
Long-Term Debt	$21.8	$21.8	$22.0
Short-Term Debt	2.5	1.4	0.9
Regulatory Liabilities	1.2	0.5	0.9

Subtotal Interest Expense	25.5	23.7	23.8

Interest Income
Regulatory Assets	(0.7)	(0.3)	(0.7)
AFUDC(1) and Other	(1.7)	(0.9)	(1.2)

Subtotal Interest Income	(2.4)	(1.2)	(1.9)

Total Interest Expense, net	$23.1	$22.5	$21.9

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $234.9 million and $218.2 million for the years ended December 31, 2017 and December 31, 2016, respectively. Total gross repayments were $278.5 million and $178.3 million for the years ended December 31, 2017 and December 31, 2016, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2017 and December 31, 2016:

Revolving Credit Facility (millions)
	December 31,
	2017	2016
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$38.3	$81.9
Letters of Credit Outstanding	$—	$1.1
Available	$81.7	$37.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2017 and December 31, 2016, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings were 2.4%, 1.8%, and 1.5% during 2017, 2016, and 2015, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2017, there are $2.7 million of current and $5.1 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.5 million and $9.9 million of natural gas storage inventory at December 31, 2017 and 2016, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2017, which was payable in January 2018, was $3.1 million and recorded in Accounts Payable at December 31, 2017. The amount of natural gas inventory released in December 2016, which was payable in January 2017, was $2.1 million and recorded in Accounts Payable at December 31, 2016.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2017, 2016 and 2015 amounted to $2.0 million, $1.8 million and $1.7 million respectively.

Assets under capital leases amounted to approximately $15.0 million and $15.3 million as of December 31, 2017 and 2016, respectively, less accumulated amortization of $0.7 million and $1.0 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2017. The payments for capital leases consist of $3.1 million of current Capital Lease Obligations and $5.7 million of noncurrent Capital Lease Obligations on the Company’s Consolidated Balance Sheets as of December 31, 2017. $2.7 million of the current Capital Lease Obligations and $5.1 million of the noncurrent Capital Lease Obligations reflect amounts under a financing arrangement entered into in April 2014 for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation.

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2018	$1,351	$3,087
2019	1,013	3,054
2020	842	2,496
2021	672	98
2022	397	14
2023 – 2027	220	—

Total Payments	$4,495	$8,749

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2017, there were approximately $17.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

The Company also guarantees the payment of principal, interest and other amounts payable on the 7.15% notes issued by Granite State. As of December 31, 2017, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

Note 6: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 14,065,230 and 14,815,585 shares of common stock outstanding at December 31, 2016 and December 31, 2017, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2016 and December 31, 2017.

Unitil Corporation Common Stock Offering—On December 14, 2017, the Company issued and sold 690,000 shares of its common stock at a price of $48.30 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $31.7 million and was used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

Dividend Reinvestment and Stock Purchase Plan—During 2017, the Company sold 26,256 shares of its common stock, at an average price of $47.71 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.3 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2016 and 2015, the Company raised $1.3 million and $1.3 million, respectively, through the issuance of 32,095 and 36,265 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. (See Part II, Item 5, for additional information). During 2017, 2016 and 2015, the Company repurchased 1,686, 1,949 and 1,981 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.1 million, $0.1 million and $0.1 million in 2017, 2016 and 2015, respectively.

During 2017, 2016 and 2015, the Company did not cancel or retire any of its common stock.

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

Restricted Shares issued for 2015 – 2017 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/26/15	40,010	$1.5
1/26/16	43,220	$1.6
4/19/16	800	<$0.1
1/30/17	34,930	$1.6

There were 89,326 and 93,747 non-vested shares under the Stock Plan as of December 31, 2017 and 2016, respectively. The weighted average grant date fair value of these shares was $39.54 per share and $35.29 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $2.7 million, $2.2 million and $1.9 million in 2017, 2016 and 2015, respectively. At December 31, 2017, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.3 years. There were 831 restricted shares forfeited and zero restricted shares cancelled under the Stock Plan during 2017. On January 29, 2018, there were 37,510 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million.

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

The equity portion of Restricted Stock Units activity during 2017 and 2016 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2017		2016
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	43,345	$33.40	33,588	$31.83
Restricted Stock Units Granted	7,522	$50.23	8,505	$38.51
Dividend Equivalents Earned	1,357	$48.57	1,252	$41.00
Restricted Stock Units Settled	—	—	—	—

Ending Restricted Stock Units	52,224	$36.22	43,345	$33.40

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 is $1.0 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2017 and December 31, 2016. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2017 and December 31, 2016, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2017	2016	2015
Earnings Available to Common Shareholders	$29.0	$27.1	$26.3

Weighted Average Common Shares Outstanding—Basic (000’s)	14,095	13,990	13,917
Plus: Diluted Effect of Incremental Shares (000’s)	7	6	3

Weighted Average Common Shares Outstanding—Diluted (000’s)	14,102	13,996	13,920

Earnings per Share—Basic and Diluted	$2.06	$1.94	$1.89

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2017	2016	2015
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	8,733	600	36,941

Note 7: Energy Supply

NATURAL GAS SUPPLY

Unitil purchases and manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2017, 80% of Unitil’s largest New Hampshire gas customers, representing 33% of Unitil’s New Hampshire gas therm sales and 69% of Unitil’s largest Maine customers, representing 24% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2017, 85% of Unitil’s largest Massachusetts gas customers, representing 29% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Fitchburg purchases natural gas under contracts from producers and marketers under contracts of one year or less, and occasionally on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), via trucking of supplies to storage facilities within Fitchburg’s service territory.

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

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2017, 77% of Unitil’s largest New Hampshire customers, representing 27% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 82% of Unitil’s largest Massachusetts customers, representing 33% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 18% of Fitchburg’s customer base and customers in Ashby comprise another 5%. Buoyed by the municipal aggregations, 32% of Unitil’s residential customers in Massachusetts purchase their electricity from a third party supplier.

In New Hampshire, the number of residential customers purchasing electricity from a third party supplier stands at 11%, down slightly relative to the past two years when 13% of Unitil’s residential customers in New Hampshire purchased their supply from third party suppliers. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (“RECs”) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (the “Green Communities Act”) of 2008 and An Act Relative to Competitively Priced Electricity in the Commonwealth of 2012, and the MDPU’s regulations implementing the legislation. The generating facilities associated with three of these contracts have been constructed and are now operating. In 2016, the Company participated in a multi-state procurement for long-term renewable contracts and several contracts from this solicitation were executed and submitted to MDPU for approval in 2017. These approvals remain pending. Additional long-term clean energy contracts are expected in compliance with the Acts of 2016, An Act to Promote Energy Diversity (“Energy Diversity Act”). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2017. The remaining balance of these assets is $1.2 million as of December 31, 2017, including $0.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $0.9 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next four years. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Tax Cuts and Jobs Act of 2017

At the end of December 2017, the United States Congress voted and the President signed into law major federal tax law changes (TCJA) effective for tax year 2018. Among other things, the TCJA substantially reduces the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has or is in the process of issuing procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil is fully complying with these orders and will make any necessary changes to its rates as directed by the commissions. The FERC has not yet issued any procedural orders on this matter. The Company believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows.

In Maine, Northern Utilities’ Maine division has a base rate case pending (described more fully below). The MPUC has issued a procedural order indicating that the tax law changes will be reflected in its calculation of final rates for the company.

In New Hampshire, Northern Utilities’ New Hampshire division has a base rate case proceeding pending (described below), and the NHPUC issued an order directing the company to show how the tax changes can be effected within the schedule for the rate case. With respect to Unitil Energy, the NHPUC has directed the company to make a filing by April 1, 2018, showing the effect of the tax law changes on rates.

In Massachusetts, the Attorney General filed a petition with the MDPU asking that it open an investigation to require the flow-through of the tax law changes in rates for all utilities subject to the

MDPU’s jurisdiction. Fitchburg anticipates that the MDPU will issue an order on the Attorney General’s motion quickly, or, alternatively, issue an order establishing its own procedure for addressing the tax law changes. Fitchburg will comply fully with the MDPU and the Attorney General as this matter moves forward and make all rate changes necessary as directed by the MDPU.

Rate Case Activity

Unitil Energy—Base Rates—On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, Commission Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan.

Fitchburg—Base Rates—Electric—On April 29, 2016 the Massachusetts Department of Public Utilities (MDPU) issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with capital additions as defined under the mechanism. In 2016, Fitchburg filed its first compliance report on capital investments for calendar year 2015. The MDPU approved the recovery of approximately $0.5 million, effective January 1, 2017, subject to further investigation and reconciliation. On December 18, 2017, the MDPU approved Fitchburg’s calendar year 2015 capital investments and associated revenue requirements for recovery.

On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016. On December 20, 2017, the MDPU approved the recovery of approximately $0.4 million, effective January 1, 2018, subject to further investigation and reconciliation.

Fitchburg—Base Rates—Gas—On April 29, 2016, the MDPU issued an order approving a $1.6 million increase in Fitchburg’s gas base revenue decoupling target, effective May 1, 2016.

Fitchburg—Gas Operations—On October 31, 2016, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with its projected capital additions in 2017 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenue requirements. On April 28, 2017, the MDPU approved recovery of the projected 2017 revenue requirements, subject to reconciliation and a cap of 1.5% on the change in revenue requirement to be billed in any given year. The cap resulted in approval of an additional $0.5 million of annual revenue requirements to be billed effective May 1, 2017 with the remaining $0.4 million of annual revenue requirements deferred for billing in future periods. In its April 28, 2017 annual reconciliation filing for 2016 revenue requirements, the Company requested that the MDPU waive the 1.5% revenue requirement cap. On October 31, 2017, the MDPU approved a one-year waiver of the cap and allowed the Company to bill the total 2016 actual reconciliation balance. On October 31, 2017, Fitchburg submitted its annual filing under the program to recover the revenue requirements associated with its projected capital additions in 2018. In this filing, the Company has requested to change the revenue requirements cap to 3%. This matter remains pending.

Northern Utilities—Base Rates—Maine—On May 31, 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. On August 18, 2017, the Company made a supplemental filing seeking to increase revenues by an additional $0.7 million associated with its Targeted Area Build-out Program (see below). Following an extensive regulatory review and investigation process, a final order from the MPUC on Northern Utilities’ requests is expected by the end of February 2018.

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

Northern Utilities—Targeted Infrastructure Replacement Adjustment—The settlement in Northern Utilities’ Maine division’s last rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects. The TIRA had an initial term of four years and covers targeted capital expenditures in 2013 through 2016 as defined under the mechanism. The 2017 TIRA, for 2016 expenditures, was approved by the MPUC on April 25, 2017, and provided for an annual increase in distribution base revenue of $1.1 million, effective May 1, 2017.

Northern Utilities—Targeted Area Build-out Program—Maine—On December 22, 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. The second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area.

Northern Utilities—Base Rates—New Hampshire—On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the Commission suspended the Company’s proposed permanent rates tariffs while the filing is under extensive regulatory review and investigation over the next several months. A final order from the NHPUC on Northern Utilities’ request is expected in the second quarter of 2018.

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. The settlement agreement was approved by the Commission on July 31, 2017. As of December 31, 2017, Northern Utilities has deferred approximately $0.7 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented.

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

Northern Utilities—Pipeline Refund—On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. As of December 31, 2017, $19.7 million has been refunded to Northern Utilities’ customers and marketers. The Company has recorded current Regulatory Liabilities related to these refunds of $2.3 million on its Consolidated Balance Sheets as of December 31, 2017.

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

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding—In May 2015, the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard (“EERS”), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. On April 27, 2016, a comprehensive settlement agreement was filed by the parties, including Unitil Energy and Northern Utilities, which was approved by the NHPUC on August 2, 2016. The settlement provides for: extending the 2014-2016 Core program an additional year (through 2017); establishing an EERS; establishing a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs; and approving the performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs. In accordance with the Settlement, on September 1, 2017, the New Hampshire electric and gas utilities jointly filed a Statewide Energy Efficiency Plan for the period 2018-2020. The Settlement and the Statewide Energy Efficiency Plan for the period 2018-2020 were approved on January 2, 2018.

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

Fitchburg—Electric Operations—On November 1, 2017, Fitchburg submitted its 2017 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were given final approval by the MDPU on December 28, 2017, effective January 1, 2018.

Fitchburg—Service Quality—On February 28, 2017, Fitchburg submitted its 2016 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. In November 2017, the MDPU issued orders approving both filings.

Fitchburg—Solar Generation—On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts, including a cost recovery mechanism to share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached among the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017.

Fitchburg—Energy Diversity— Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. Final selection of projects is scheduled for January 25, 2018. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017 and project proposals were received on December 20, 2017.

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

Fitchburg—Other—On August 25, 2017, the Massachusetts Department of Energy Resources’ (“DOER”) Solar Massachusetts Renewable Target (SMART) Program regulations were finalized. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism, and is the product of an extensive stakeholder process that began last spring and involved over 40 public meetings and two written public comment periods. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. This filing remains pending. In the interim, the current program for solar renewable energy credits, known as SREC-II, remains in effect for all eligible solar facilities.

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

FERC Transmission Formula Rate Proceedings—Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (“ROE”) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to these formula rates, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court (the “Court”), (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Company continues to believe these claims are without merit and will continue to defend itself vigorously.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2017, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the Maine Department of Environmental Protection (ME DEP) and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of all sites, though on site monitoring continues and it is possible that future activities may be required.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years ended December 31, 2017 and 2016.

Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2017	2016	2017	2016	2017	2016
Total Balance at Beginning of Period	$0.1	$1.2	$1.8	$1.6	$1.9	$2.8
Additions	—	—	0.4	1.8	0.4	1.8
Less: Payments / Reductions	—	1.1	0.2	1.6	0.2	2.7

Total Balance at End of Period	$0.1	$0.1	$2.0	$1.8	$2.1	$1.9

Less: Current Portion	—	0.1	0.5	0.3	0.5	0.4

Noncurrent Balance at December 31,	$0.1	$—	$1.5	$1.5	$1.6	$1.5

Note 9: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2017, 2016 and 2015 are shown in the table below:

	($000’s)
	2017	2016	2015
Current Income Tax Provision
Federal	$—	$—	$—
State	—	—	3,530

Total Current Income Taxes	—	—	3,530

Deferred Income Provision
Federal	13,675	11,209	12,413
State	3,862	4,145	(500)

Total Deferred Income Taxes	17,537	15,354	11,913

Total Income Tax Expense	$17,537	$15,354	$15,443

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2017	2016	2015
Statutory Federal Income Tax Rate	34%	34%	34%
Income Tax Effects of:
State Income Taxes, net	6	4	5
Utility Plant Differences	(1)	(1)	(2)
Tax Credits	(1)	(1)	(1)
Other, net	—	—	1

Effective Income Tax Rate	38%	36%	37%

Temporary differences which gave rise to deferred tax assets and liabilities in 2017 and 2016, are shown below:

Temporary Differences (000’s)	2017	2016
Deferred Tax Assets
Retirement Benefit Obligations	$38,915	$56,804
Net Operating Loss Carryforwards	12,686	23,921
Tax Credit Carryforwards	3,536	3,365
Other, net	1,155	1,426

Total Deferred Tax Assets	$56,292	$85,516

Deferred Tax Liabilities
Utility Plant Differences	$127,932	$169,240
Regulatory Assets & Liabilities	9,323	10,594
Other, net	1,894	3,629

Total Deferred Tax Liabilities	139,149	183,463

Net Deferred Tax Liabilities	$82,857	$97,947

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

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with GAAP Accounting Standard 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be realized in its reversing period. The Company recorded a Regulatory Liability in the amount of $48.9 million as a result of the ADIT revaluation. Subject to regulatory approval, the Company will pass back to ratepayers the excess ADIT according to the Average Rate Assumption Method (ARAM) as prescribed in the TCJA and IRS normalization rules. ARAM amortization refunds excess ADIT at the reversal rate of the underlying tax temporary timing difference. The Company’s regulators and the IRS are each expected to issue guidance in future periods that will determine the final disposition of the re-measurement of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the impact of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of the TCJA may change the amounts estimated.

The Company filed its tax returns for the year ended December 31, 2016 with the Internal Revenue Service in September 2017 and generated additional federal net operating loss carryforward (NOLC) assets principally due to current tax repair deductions, tax depreciation and research and development deductions. In 2016, the Company recorded a benefit of approximately $0.7 million for New Hampshire business enterprise tax credits utilized in filing the Company’s 2015 tax return. For the year ended December 31, 2017, the Company decreased its federal NOLC $1.1 million in the calculation of its provisions for income taxes for the period and revalued the NOLC by $10.1 million for federal rate of 21% enacted in the TCJA. As of December 31, 2017, the Company had recorded cumulative federal and state NOLC assets of $12.7 million to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. In addition, at December 31, 2017, the Company had $3.5 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.

The Company evaluated its tax positions at December 31, 2017 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, derecognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2014; December 31, 2015; and December 31, 2016.

Note 10: Retirement Benefit Plans

The Company sponsors the following retirement benefit plans to provide certain pension and post-retirement benefits for its retirees and current employees as follows:

•	The Unitil Corporation Retirement Plan (Pension Plan)—The Pension Plan is a defined benefit pension plan. Under the Pension Plan, retirement benefits are based upon an employee’s level of compensation and length of service.

•	The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan)—The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts (VEBT), into which it funds contributions to the PBOP Plan.

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2017	2016	2015
Used to Determine Plan costs for years ended December 31:
Discount Rate(1)	4.10%	4.30%	4.00%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	8.00%	8.00%
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.00%	4.00%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2025	2022	2018
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$1,625	$1,352	$1,383
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(1,238)	$(1,032)	$(1,040)

(1)	As a result of the addition of a plan participant to the SERP in July 2015, the Company was required to update the discount rate used in determining SERP costs for the remainder of 2015. Based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves at that time, the Company assumed a discount rate of 4.30% for the SERP from July through December of 2015.

Used to Determine Benefit Obligations at December 31:
Discount Rate	3.60%	4.10%	4.30%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.00%	4.00%
Year that Ultimate Health care Cost Trend Rate is reached	2024	2025	2022
Effect of 1% Increase in Health Care Cost Trend Rate (000’s)	$19,629	$19,471	$14,877
Effect of 1% Decrease in Health Care Cost Trend Rate (000’s)	$(15,179)	$(15,153)	$(11,611)

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2017, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $540,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2017 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Service Cost	$3,295	$3,402	$3,689	$2,974	$2,610	$2,622	$460	$162	$120

Interest Cost	6,057	5,945	5,392	3,913	3,232	2,918	392	386	330

Expected Return on Plan Assets	(7,306)	(7,257)	(6,779)	(1,347)	(1,205)	(1,093)	—	—	—

Prior Service Cost Amortization	263	263	265	1,399	1,486	1,682	189	189	85

Actuarial Loss Amortization	4,662	4,398	4,714	2,098	1,049	1,150	295	375	327

Sub-total	6,971	6,751	7,281	9,037	7,172	7,279	1,336	1,112	862

Amounts Capitalized or Deferred	(3,122)	(3,008)	(3,397)	(4,515)	(3,351)	(3,423)	—	—	—

NPBC Recognized	$3,849	$3,743	$3,884	$4,522	$3,821	$3,856	$1,336	$1,112	$862

The estimated amortizations related to Actuarial Loss and Prior Service Cost included in the Company’s Retirement plan costs or as a reduction of regulatory assets over the next fiscal year is $6.1 million, $2.7 million and $0.7 million for the Pension, PBOP and SERP plans, respectively.

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2017, 2016 and 2015 before capitalization and deferral was $7.0 million, $6.8 million and $7.3 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2017, 2016 and 2015 would have been $7.6 million, $7.7 million and $7.3 million respectively.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2017	2016	2017	2016	2017	2016

Plan Assets at Beginning of Year	$91,058	$87,194	$16,606	$14,174	$—	$—

Actual Return on Plan Assets	12,731	3,618	1,907	792	—	—

Employer Contributions	4,100	5,146	4,000	4,000	34	34

Participant Contributions	—	—	126	61	—	—

Benefits Paid	(5,574)	(4,900)	(2,405)	(2,421)	(34)	(34)

Plan Assets at End of Year	$102,315	$91,058	$20,234	$16,606	$—	$—

Change in PBO:

PBO at Beginning of Year	$150,439	$140,816	$96,659	$76,249	$9,566	$9,177

Service Cost	3,295	3,402	2,974	2,610	460	162

Interest Cost	6,057	5,945	3,913	3,232	392	386

Participant Contributions	—	—	126	61	—	—

Plan Amendments	608	—	—	—	—	—

Benefits Paid	(5,574)	(4,900)	(2,405)	(2,421)	(34)	(34)

Actuarial (Gain) or Loss	12,096	5,176	(7,145)	16,928	1,339	(125)

PBO at End of Year	$166,921	$150,439	$94,122	$96,659	$11,723	$9,566

Funded Status: Assets vs PBO	$(64,606)	$(59,381)	$(73,888)	$(80,053)	$(11,723)	$(9,566)

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $84.5 million and $75.9 million at December 31, 2017 and 2016, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $150.6 million and $135.2 million as of December 31, 2017 and 2016, respectively. The ABO for the SERP was $9.5 million and $6.9 million as of December 31, 2017 and 2016, respectively. For the PBOP Plan, the ABO and PBO are the same.

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2018 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Employer Contributions	$4,100	$5,146	$4,215	$4,000	$4,000	$4,000	$34	$34	$40
Participant Contributions	$—	$—	$—	$126	$61	$63	$—	$—	$—
Benefit Payments	$5,574	$4,900	$4,410	$2,405	$2,421	$2,515	$34	$34	$40

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2018	$5,510	$2,252	$87
2019	6,054	2,454	589
2020	6,314	2,635	580
2021	6,932	2,915	723
2022	6,986	3,130	712
2023 - 2027	44,677	19,349	4,062

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

Pension Plan	Target Allocation 2018	Actual Allocation at December 31,
		2017	2016	2015
Equity Funds	47%	49%	46%	46%
Debt Funds	37%	34%	37%	37%
Real Estate Fund	10%	10%	10%	11%
Asset Allocation Fund(1)	6%	6%	7%	6%
Other(2)	—	1%	—	—

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.
(2)	Represents investments being held in cash equivalents as of December 31, 2017 pending payment of benefits.

PBOP Plan	Target Allocation 2018	Actual Allocation at December 31,
		2017	2016	2015
Equity Funds	55%	56%	55%	53%
Debt Funds	45%	42%	43%	47%
Other(1)	0%	2%	2%	0%

Total		100%	100%	100%

(1)	Represents investments being held in cash equivalents as of December 31, 2017 and 2016 pending transfer into debt and equity funds.

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.75% for 2017. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2017 and 2016 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
Pension Plan Assets:
Mutual Funds:
Equity Funds	$50,373	$50,373	$—	$—
Fixed Income Funds	34,757	34,757	—	—
Asset Allocation Fund	6,398	6,398	—	—

Total Mutual Funds	91,528	91,528	—	—
Cash Equivalents	1,200	1,200	—

Total Assets in the Fair Value Hierarchy	$92,728	$92,728	$—	$—

Real Estate Fund–Measured at Net Asset Value	9,587

Total Assets	$102,315

2016
Pension Plan Assets:
Equity Funds	$42,134	$42,134	$—	$—
Fixed Income Funds	33,924	33,924	—	—
Asset Allocation Fund	6,172	6,172	—	—

Total Assets in the Fair Value Hierarchy	$82,230	$82,230	$—	$—

Real Estate Fund–Measured at Net Asset Value	8,828

Total Assets	$91,058

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2017 and 2016 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2017
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$8,419	$8,419	$—	$—
Equity Funds	11,415	11,415

Total Mutual Funds	19,834	19,834
Cash Equivalents	400	400

Total Assets	$20,234	$20,234	$—	$—

2016
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$7,078	$7,078	$—	$—
Equity Funds	9,128	9,128

Total Mutual Funds	16,206	16,206
Cash Equivalents	400	400

Total Assets	$16,606	$16,606	$—	$—

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

The Company’s contributions to the 401(k) Plan were $2,434,000, $2,304,000 and $2,098,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2017 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting. The Company implemented a new customer information system in the third quarter of 2017.

Item 9B.	Other Information

On February 1, 2018, the Company issued a press release announcing its results of operations for the quarter and year ended December 31, 2017. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 25, 2018.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Balance Sheets—December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984 (P)

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858) (P)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)

Exhibit Number	Description of Exhibit	Reference*
4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Unitil Realty Corp. Note Purchase Agreement dated July 1, 1997 for the 8.00% Senior Secured Notes due August 1, 2017.	Exhibit 4.22 to Form 10-K for 1997 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.7	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.8	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.9	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.10	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.11	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.12	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.16	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.22	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.23	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.24	Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.25	Note Purchase Agreement dated July 14, 2017 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.26	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.27****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.28****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.29****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.30****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.31****	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.4***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.5***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 10.1 to Form 8-K dated April 19, 2012 (SEC File No. 1-8858)

10.6***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.7***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.8***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.9***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.10***	Employment Agreement effective November 1, 2015 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated October 21, 2015 (SEC File No. 1-8858)

10.11	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.12	First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2015 by and among Unitil Corporation, Bank of America, N.A., and the other parties thereto.	Exhibit 10.1 to Form 8-K dated July 24, 2015 (SEC File No. 1-8858)

10.13	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.14***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015)	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.15***	Unitil Corporation—Compensation of Directors.	Exhibit 10.20 to Form 10-K for 2016 (SEC File No. 1-8858)

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

12.1	Statement Re: Computation in Support of Ratio of Earnings to Fixed Charges for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated February 1, 2018 Announcing Earnings For the Quarter and Year Ended December 31, 2017.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
**	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, the instrument defining the debt of the Registrant and its subsidiary, described above, has been omitted but will be furnished to the Commission upon request.
***	These exhibits represent a management contract or compensatory plan.
****	This Note is substantially identical in all material respects to other Notes that are otherwise required to be filed as exhibits, except as to the registered payee of such Note, the identifying number of such Note, and the principal amount of such Note. In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed a copy of only one of such Notes, with a schedule identifying the other Notes omitted and setting forth the material details in which such Notes differ from the Note that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any Notes so omitted.
(P)	Paper exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 1, 2018	By	/S/ ROBERT G. SCHOENBERGER
Robert G. Schoenberger
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ ROBERT G. SCHOENBERGER Robert G. Schoenberger	Principal Executive Officer; Director	February 1, 2018

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer	February 1, 2018

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	February 1, 2018

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	February 1, 2018

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	February 1, 2018

/S/ DR. SARAH P. VOLL Dr. Sarah P. Voll	Director	February 1, 2018

/S/ EBEN S. MOULTON Eben S. Moulton	Director	February 1, 2018

/S/ DAVID P. BROWNELL David P. Brownell	Director	February 1, 2018

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 1, 2018

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 1, 2018

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	February 1, 2018

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	February 1, 2018

/S/ DAVID A. WHITELEY David A. Whiteley	Director	February 1, 2018