Form 10-Q
period 2018-03-31
UNITIL CORP
filed 2018-04-26
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2018
Common Stock, no par value	14,861,228 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2018

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

Unitil had an investment in Net Utility Plant of $972.4 million at March 31, 2018. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource Inc. and Usource L.L.C. (collectively, Usource), which is wholly-owned by Unitil Resources Inc., a wholly-owned subsidiary of Unitil. Usource provides energy brokering and advisory services to large commercial and industrial customers (C&I) primarily in the northeastern United States. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Realty Corp. (Unitil Realty), which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Tax Cuts and Jobs Act of 2017

At the end of December 2017, the United States Congress voted and the President signed into law major federal tax law changes Tax Cuts and Jobs Act of 2017 (TCJA) effective for tax year 2018. Among other things, the TCJA substantially reduces the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has or is in the process of issuing procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil is fully complying with these orders and will make any necessary changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter (described below). The Company believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows.

In Maine, Northern Utilities’ Maine division has recently completed a base rate case (described more fully below). The MPUC had issued a procedural order indicating that the tax law changes were to be reflected in its calculation of final rates for the Company, and the final order in that docket incorporated the lower tax rates.

In New Hampshire, Northern Utilities’ New Hampshire division has a base rate case proceeding pending (described below), and the NHPUC issued an order directing the Company to show how the tax changes can be effected within the schedule for the rate case. On April 6, 2018, Northern Utilities filed a proposed comprehensive settlement agreement among the Company, the Staff of the Public Utilities Commission and the Office of Consumer Advocate which includes the effect of the tax changes in the calculation of the agreed upon revenue requirement. With respect to Unitil Energy, the NHPUC directed the Company to make a filing by April 1, 2018, showing the effect of the tax law changes on rates. On March 16, 2018, the Company filed for its annual step increase pursuant to the provisions of its last base rate case, and included in that filing proposed adjustments to account for the tax changes. This proposal remains pending.

In Massachusetts, the Attorney General filed a petition with the MDPU requesting that it open an investigation to require the flow-through of the tax law changes in rates for all utilities subject to the MDPU’s jurisdiction. On February 2, 2018 the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities. The MDPU consolidated the Attorney General’s petition into its investigation. In its order, the MDPU required each utility company subject to its jurisdiction to file, by May 1, 2018, a proposal to address the effects of the TCJA and to reduce its rates through the establishment of a revised cost of service incorporating the lower federal corporate income tax rate as of January 1, 2018. Such proposals must address the adjustment of rates going forward and also incorporate the timely refund of revenues associated with the lower tax expense on current income and excess accumulated deferred income taxes (ADIT). Fitchburg plans to submit filings for both its gas and electric divisions with estimated revenue reductions of $0.8 million at each respective division. This matter remains pending.

On March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax rate reduction and changes to the FERC’s income tax allowance policies. The proposed rule, if adopted, would require an interstate pipeline to file a one-time report on the regulated rate effect of the new tax law and changes to the FERC’s income tax allowance policies. In addition to filing the one-time report, each pipeline would have four options: 1) make a limited rate filing to reduce its rates by the percentage reduction in its cost of service shown in its report; 2) commit to file either a prepackaged uncontested rate settlement or a general rate case by December 31, 2018; 3) file a statement explaining why it believes its current rates are reasonable and no reduction is necessary; or 4) file the required report without taking any other action, at which point FERC would consider whether to initiate an investigation. Granite State is reviewing the NOPR and will comply with all FERC requirements. Granite State believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, NHPUC Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan. On March 16, 2018, Unitil Energy filed its second step adjustment. The filing also incorporated the revenue requirement effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments results in a proposed revenue decrease of $0.4 million. The proposal remains pending.

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

Northern Utilities – Base Rates – Maine – In May 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. The requested increase was subsequently supplemented by an additional $0.7 million associated with the Company’s Targeted Area Build-out (TAB) Program (see below). In addition to the distribution base rate increase, Northern Utilities requested to extend its Targeted Infrastructure Replacement Adjustment mechanism (TIRA) (see below).

On February 28, 2018 the MPUC issued its Final Order (Order) in the base rate case. The Order provides for a revenue increase of $2.1 million offset by a revenue decrease of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA, resulting in an overall annual revenue decrease of $0.1 million. The MPUC approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense reducing the Company’s annual operating costs by approximately $0.5 million. The Order addresses a number of other issues including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s TAB Program and TIRA mechanism. The new rates and other changes became effective as of March 1, 2018. On March 16, 2018, the Company filed a Motion for Clarification requesting the MPUC clarify its Order in light of what the Company believes to be an inadvertent inconsistency with the Order regarding 2016 TIRA Eligible Facilities, rate base and related annual revenue adjustments.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the Company’s TIRA mechanism, with revision, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On March 30, 2018, the Company filed its request to increase its annual base rates to recover the revenue requirements for 2017 Eligible Facilities. This matter remains pending.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a TAB program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the NHPUC suspended the Company’s proposed permanent rates tariffs while the filing is under regulatory review

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. The settlement agreement was approved by the NHPUC on July 31, 2017. As of March 31, 2018, Northern Utilities has deferred approximately $1.1 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented.

On April 6, 2018, Northern Utilities filed a proposed comprehensive settlement agreement among the Company, the NHPUC Staff and the Office of the Consumer Advocate. The settling parties agreed to an annual revenue increase of $2.6 million and an offsetting decrease of $1.7 million to reflect the effect of the TCJA, for a net annual revenue increase of $0.9 million, effective May 1, 2018. The parties also agreed to a step increase of $2.3 million to recover post-test year capital investments, also effective May 1, 2018. Under the agreement, the company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the company chooses the option to implement the second step increase, the next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020. A hearing before the NHPUC to consider the settlement agreement was held on April 12, 2018. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. As of March 31, 2018, $21.4 million has been refunded to Northern Utilities’ customers and marketers. The Company has recorded current Regulatory Liabilities related to these refunds of $0.6 million on its Consolidated Balance Sheets as of March 31, 2018.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. The FERC issued an order approving the filing on July 28, 2017. This is the last annual rate adjustment allowed under the second amended settlement because Granite must file a general rate case pursuant to Section 4 of the Natural Gas Act by April 30, 2018 with rates effective no later than November 1, 2018.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2018 and March 31, 2017 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $15.6 million, or $1.06 per share, for the first quarter of 2018, an increase of $3.2 million in Net Income, and $0.18 in Earnings Per Share, compared to the first quarter of 2017. The Company’s earnings in the first quarter of 2018 were driven by higher natural gas and electric sales margins, reflecting: customer growth, colder winter weather and new distribution rates compared to the first quarter of 2017.

Natural gas sales margin was $39.9 million in the three months ended March 31, 2018, an increase of $1.9 million compared to the same period in 2017. Gas sales margin in the first quarter of 2018 was positively affected by colder weather and customer growth of $1.8 million and higher natural gas distribution rates of $1.6 million, partially offset by lower revenue of $1.5 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues also reflects a lower provision for income taxes.

Natural gas therm sales increased 9.5% in the three months ended March 31, 2018 compared to the same period in 2017. Based on weather data collected in the Company’s natural gas service areas, there were 10% more HDD in the first quarter of 2018 compared to the same period in 2017. As of March 31, 2018, the number of total natural gas customers served has increased by 1,478 in the last twelve months.

Electric sales margin was $22.3 million in the three months ended March 31, 2018, an increase of $0.3 million compared to the same period in 2017. Electric sales margin in the first quarter of 2018 was positively affected by higher electric distribution rates of $0.9 million as well as colder weather and customer growth of $0.2 million, partially offset by lower revenue of $0.8 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues also reflects a lower provision for income taxes.

Total electric kWh sales increased 5.8% compared to the first quarter of 2017. As of March 31, 2018, the number of total electric customers served has increased by 516 in the last twelve months.

Operation and Maintenance (O&M) expenses increased $1.3 million in the three months ended March 31, 2018 compared to the same period in 2017. The change in O&M expenses reflects an increase in compensation and benefit costs of $0.7 million, bad debt expenses of $0.2 million and utility operating costs of $0.4 million.

Depreciation and Amortization expense decreased $0.2 million in the three months ended March 31, 2018 compared to the same period in 2017, reflecting lower amortization of deferred major storm costs, partially offset by higher utility plant in service and amortization of information system and software costs.

Taxes Other Than Income Taxes increased $0.3 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Interest Expense, net was essentially unchanged in the three months ended March 31, 2018 compared to the same period in 2017, reflecting higher interest on long-term debt offset by lower net interest expense on net regulatory assets/liabilities and lower levels of short-term debt.

Federal and State Income Taxes decreased by $2.9 million for the three months ended March 31, 2018 compared to the same period in 2017, reflecting $2.3 million from a lower tax rate on higher pre-tax earnings in Q1 2018 (see revenue discussion above) and the current tax benefit of $0.6 million on book/tax items not previously included in customers’ utility rates.

At its January 2018 and April 2018 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.365 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.46 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2018 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 9.5% in the three months ended March 31, 2018 compared to the same period in 2017, reflecting increases of 13.3% and 8.3% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in the first quarter of 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 10% more HDD in the first quarter of 2018 compared to the same period in 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 3.6% in the first quarter of 2018 compared to the same period in 2017. As of March 31, 2018, the number of total natural gas customers served has increased by 1,478 in the last twelve months. As previously discussed, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three months ended March 31, 2018 and 2017, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2018	2017	Change	% Change
Residential	23.8	21.0	2.8	13.3%
Commercial / Industrial	70.3	64.9	5.4	8.3%

Total	94.1	85.9	8.2	9.5%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2018 and 2017:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Gas Operating Revenues:
Residential	$35.8	$31.1	$4.7	15.1%
Commercial / Industrial	51.2	43.7	7.5	17.2%

Total Gas Operating Revenues	$87.0	$74.8	$12.2	16.3%

Cost of Gas Sales	$47.1	$36.8	$10.3	28.0%

Gas Sales Margin	$39.9	$38.0	$1.9	5.0%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenues (See “Utility Revenue Recognition” in Note 1 to the accompanying Consolidated Financial Statements) less Cost of Gas Sales. The Company believes Gas Sales Margin is an important measure to analyze profitability because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Natural gas sales margin was $39.9 million in the three months ended March 31, 2018, an increase of $1.9 million compared to the same period in 2017. Gas sales margin in the first quarter of 2018 was positively affected by colder weather and customer growth of $1.8 million and higher natural gas distribution rates of $1.6 million, partially offset by lower revenue of $1.5 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues also reflects a lower provision for income taxes.

The increase in Total Gas Operating Revenues of $12.2 million in the first quarter of 2018 reflects higher natural gas sales volumes and higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower revenue related to the TCJA, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2018, Unitil’s total electric kWh sales increased 5.8% compared to the first quarter of 2017. Sales to Residential and C&I customers increased 7.0% and 4.9%, respectively, in the first quarter of 2018 compared to the same period in 2017, reflecting the positive impact of colder weather, customer growth and higher usage by industrial customers for production purposes. As of March 31, 2018, the number of total electric customers served has increased by 516 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2018 and 2017 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2018	2017	Change	% Change
Residential	188.5	176.2	12.3	7.0%
Commercial / Industrial	247.8	236.2	11.6	4.9%

Total	436.3	412.4	23.9	5.8%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2018 and 2017:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Electric Operating Revenues:
Residential	$33.8	$28.9	$4.9	17.0%
Commercial / Industrial	23.7	20.6	3.1	15.0%

Total Electric Operating Revenues	$57.5	$49.5	$8.0	16.2%

Total Cost of Electric Sales	$35.2	$27.5	$7.7	28.0%

Electric Sales Margin	$22.3	$22.0	$0.3	1.4%

The Company analyzes operating results using Electric Sales Margin, a non-GAAP measure. Electric Sales Margin is calculated as Total Electric Operating Revenues (See “Utility Revenue Recognition” in Note 1 to the accompanying Consolidated Financial Statements) less Cost of Electric Sales. The Company believes Electric Sales Margin is an important measure to analyze profitability because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer resulting in an equal and offsetting amount reflected in Total Electric Operating Revenues. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Electric sales margin was $22.3 million in the three months ended March 31, 2018, an increase of $0.3 million compared to the same period in 2017. Electric sales margin in the first quarter of 2018 was positively affected by higher electric distribution rates of $0.9 million as well as colder weather and customer growth of $0.2 million, partially offset by lower revenue of $0.8 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues also reflects a lower provision for income taxes.

The increase in Total Electric Operating Revenues of $8.0 million in the first quarter of 2018 reflects higher electric sales volumes and higher cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower revenues related to the TCJA, discussed above.

Operating Revenue – Other

The following table details total Other Operating Revenue for the three months ended March 31, 2018 and 2017:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other	$1.3	$1.7	$(0.4)	(23.5%)

Total Other Operating Revenue	$1.3	$1.7	$(0.4)	(23.5%)

Total Other Operating Revenue (See “Other Operating Revenue – Non-regulated” in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, decreased $0.4 million, or 23.5% in the first quarter of 2018, compared to the first quarter of 2017, primarily as a result of the adoption of a new accounting standard.

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized as a reduction from revenue, where those payments were previously recognized as an operating expense. Therefore, beginning with the three months ended March 31, 2018 and going forward, payments made by Usource to third parties for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to Channel Partners for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.3 million each of the first quarters of 2018 and 2017.

If ASU 2014-09 had been in effect for the three months ended March 31, 2017, the result would have been corresponding reductions of $0.3 million in both “Other” in in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $10.3 million, or 28.0%, in the three months ended March 31, 2018 compared to the same period in 2017. This increase reflects higher wholesale natural gas prices and higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $7.7 million, or 28.0%, in the three months ended March 31, 2018 compared to the same period in 2017. This increase reflects higher wholesale electricity prices and higher sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $1.3 million, or 8.1%, in the three months ended March 31, 2018 compared to the same period in 2017. The change in O&M expenses reflects an increase in compensation and benefit costs of $0.7 million, bad debt expenses of $0.2 million and utility operating costs of $0.4 million.The higher utility operating costs reflect increased system maintenance costs related to a higher level of storms and colder weather in the first quarter of 2018 compared to the prior year period, as well as higher bad debt expense related to increased sales.

Depreciation and Amortization – Depreciation and Amortization expense decreased $0.2 million, or 1.6%, in the three months ended March 31, 2018 compared to the same period in 2017, reflecting lower amortization of deferred major storm costs, partially offset by higher utility plant in service and amortization of information system and software costs.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.3 million, or 5.5%, in the three months ended March 31, 2018 compared to the same period in 2017, primarily reflecting higher local property taxes on higher levels of utility plant assets in service.

Other Expense, net – Other Expense, net in the three month period ended March 31, 2018 increased $0.1 million compared with the same period in 2017. In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. There are $1.5 million and $1.6 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the three months ended March 31, 2018 and March 31, 2017, respectively.

Income Taxes – Federal and State Income Taxes decreased by $2.9 million for the three months ended March 31, 2018 compared to the same period in 2017, reflecting $2.3 million from a lower tax rate on higher pre-tax earnings in Q1 2018 and the current tax benefit of $0.6 million on book/tax items not previously included in customers’ utility rates.

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

Interest Expense, net (millions)	Three Months Ended March 31,
	2018	2017	Change
Interest Expense
Long-term Debt	$5.8	$5.3	$0.5
Short-term Debt	0.5	0.6	(0.1)
Regulatory Liabilities	0.1	0.5	(0.4)

Subtotal Interest Expense	6.4	6.4	—

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—
AFUDC and Other	(0.2)	(0.2)	—

Subtotal Interest (Income)	(0.4)	(0.4)	—

Total Interest Expense, net	$6.0	$6.0	$—

Interest Expense, net was essentially unchanged in the three months ended March 31, 2018 compared to the same period in 2017, reflecting higher interest on long-term debt offset by lower net interest expense on net regulatory assets/liabilities and lower levels of short-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At March 31, 2018, March 31, 2017 and December 31, 2017, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $88.9 million for the three months ended March 31, 2018. Total gross repayments were $81.9 million for the three months ended March 31, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2018, March 31, 2017 and December 31, 2017:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$45.3	$76.6	$38.3
Letters of Credit Outstanding	$0.0	$1.1	$0.0

Available	$74.7	$42.3	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2018, March 31, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

On November 1, 2017, Northern Utilities issued $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg issued $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State issued $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State used the net proceeds from these offerings to refinance higher cost long-term debt that matured in 2017, to repay short-term debt and for general corporate purposes. Approximately $0.7 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2018, there are $2.7 million of current and $4.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2018, there were approximately $17.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $1.0 million, $3.8 million and $8.5 million of natural gas storage inventory at March 31, 2018, March 31, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2018 and payable in April 2018 is $1.0 million and is recorded in Accounts Payable at March 31, 2018. The amount of natural gas inventory released in March 2017 and payable in April 2017 was $2.0 million and was recorded in Accounts Payable at March 31, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of March 31, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of March 31, 2018, there were approximately $17.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2018. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in this quarterly report on Form 10-Q and Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 1, 2018.

LABOR RELATIONS

As of March 31, 2018, the Company and its subsidiaries had 514 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2018, a total of 167 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2018:

	Employees Covered	CBA Expiration
Fitchburg	48	05/31/2019
Northern Utilities NH Division	36	06/05/2020
Northern Utilities ME Division	36	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	38	05/31/2018
Unitil Service	5	05/31/2018

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2018 and March 31, 2017 were 2.9% and 2.1%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Operating Revenues
Gas	$87.0	$74.8
Electric	57.5	49.5
Other	1.3	1.7

Total Operating Revenues	145.8	126.0

Operating Expenses
Cost of Gas Sales	47.1	36.8
Cost of Electric Sales	35.2	27.5
Operation and Maintenance	17.3	16.0
Depreciation and Amortization	12.3	12.5
Taxes Other than Income Taxes	5.8	5.5

Total Operating Expenses	117.7	98.3

Operating Income	28.1	27.7
Interest Expense, net	6.0	6.0
Other Expense (Income), net	1.7	1.6

Income Before Income Taxes	20.4	20.1
Income Taxes	4.8	7.7

Net Income	$15.6	$12.4

Net Income Per Common Share (Basic and Diluted)	$1.06	$0.88
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.8	14.0
Dividends Declared Per Share of Common Stock	$0.365	$0.360

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2018	2017	2017
ASSETS:

Current Assets:
Cash and Cash Equivalents	$9.5	$8.8	$8.9
Accounts Receivable, net	74.4	57.6	67.4
Accrued Revenue	45.1	41.3	53.3
Exchange Gas Receivable	0.2	2.1	5.8
Gas Inventory	0.4	0.3	0.6
Materials and Supplies	7.8	7.1	6.9
Prepayments and Other	7.1	8.9	8.4

Total Current Assets	144.5	126.1	151.3

Utility Plant:
Gas	706.7	642.0	699.6
Electric	478.8	440.9	476.7
Common	69.1	35.9	67.4
Construction Work in Progress	32.1	68.6	35.5

Total Utility Plant	1,286.7	1,187.4	1,279.2
Less: Accumulated Depreciation	314.3	296.5	307.7

Net Utility Plant	972.4	890.9	971.5

Other Noncurrent Assets:
Regulatory Assets	111.2	103.5	109.6
Other Assets	16.2	13.9	9.5

Total Other Noncurrent Assets	127.4	117.4	119.1

TOTAL ASSETS	$1,244.3	$1,134.4	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2018	2017	2017
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$30.1	$28.1	$41.5
Short-Term Debt	45.3	76.6	38.3
Long-Term Debt, Current Portion	29.8	30.0	29.8
Regulatory Liabilities	10.9	12.8	9.2
Energy Supply Obligations	7.8	9.0	9.7
Environmental Obligations	0.6	0.5	0.5
Capital Lease Obligations	3.1	3.0	3.1
Interest Payable	6.9	6.0	4.4
Other Current Liabilities	11.8	11.0	14.5

Total Current Liabilities	146.3	177.0	151.0

Noncurrent Liabilities:
Retirement Benefit Obligations	151.6	151.5	150.1
Deferred Income Taxes, net	87.0	106.0	82.9
Cost of Removal Obligations	86.6	79.7	84.3
Regulatory Liabilities	49.1	0.7	48.9
Capital Lease Obligations	4.9	7.5	5.7
Environmental Obligations	1.5	1.8	1.6
Other Noncurrent Liabilities	5.7	4.9	4.3

Total Noncurrent Liabilities	386.4	352.1	377.8

Capitalization:
Long-Term Debt, Less Current Portion	363.0	303.5	376.3
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:14,860,123, 14,107,741 and 14,815,585 Shares)	277.4	242.1	275.8
Retained Earnings	71.0	59.5	60.8

Total Common Stock Equity	348.4	301.6	336.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	348.6	301.8	336.8

Total Capitalization	711.6	605.3	713.1

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,244.3	$1,134.4	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net Income	$15.6	$12.4
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	12.3	12.5
Deferred Tax Provision	4.7	7.9
Changes in Working Capital Items:
Accounts Receivable	(7.0)	(4.7)
Accrued Revenue	8.2	8.2
Exchange Gas Receivable	5.6	6.2
Regulatory Liabilities	1.7	2.4
Accounts Payable	(11.4)	(4.3)
Other Changes in Working Capital Items	3.6	(1.2)
Deferred Regulatory and Other Charges	(7.9)	(7.7)
Other, net	3.0	5.8

Cash Provided by Operating Activities	28.4	37.5

Investing Activities:
Property, Plant and Equipment Additions	(10.1)	(17.5)

Cash (Used in) Investing Activities	(10.1)	(17.5)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	7.0	(5.3)
Repayment of Long-Term Debt	(13.4)	(0.2)
Decrease in Capital Lease Obligations	(0.8)	(0.8)
Net Decrease in Exchange Gas Financing	(5.4)	(5.9)
Dividends Paid	(5.4)	(5.1)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(17.7)	(17.0)

Net Increase in Cash and Cash Equivalents	0.6	3.0
Cash and Cash Equivalents at Beginning of Period	8.9	5.8

Cash and Cash Equivalents at End of Period	$9.5	$8.8

Supplemental Cash Flow Information:
Interest Paid	$3.6	$4.0
Income Taxes Paid	$0.2	$—
Payments on Capital Leases	$0.8	$0.9
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.5	$0.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		15.6	15.6
Dividends on Common Shares		(5.4)	(5.4)
Stock Compensation Plans	1.3		1.3
Issuance of 7,812 Common Shares	0.3		0.3

Balance at March 31, 2018	$277.4	$71.0	$348.4

Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		12.4	12.4
Dividends on Common Shares		(5.1)	(5.1)
Stock Compensation Plans	1.1		1.1
Issuance of 7,581 Common Shares	0.3		0.3

Balance at March 31, 2017	$242.1	$59.5	$301.6

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

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 1, 2018, for a description of the Company’s Basis of Presentation.

Utility Revenue Recognition – Gas Operating Revenues and Electric Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.

Billed and unbilled revenue is recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are calculated each month based on estimated customer usage by class and applicable customer rates and are then reversed in the following month when billed to customers.

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018, with the cumulative impact on contracts not yet completed as of December 31, 2017 recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the three months ended March 31, 2018. A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.

As discussed below, the Company plans to disclose billed and unbilled revenue separately from rate adjustment mechanism revenue in the Notes to the Consolidated Financial Statements for periods in 2018 going forward, and will also provide this disclosure for prior periods for informational purposes.

The Company’s billed and unbilled revenue meets the definition of “revenues from contracts with customers” as defined in ASU 2014-09. Revenue recognized in connection with rate adjustment mechanisms is consistent with the definition of alternative revenue programs in Accounting Standards Codification (ASC) 980-605-25-3, as the Company has the ability to adjust rates in the future as a result of past activities or completed events. ASU 2014-09 requires the Company to disclose separately the amount of revenues from contracts with customers and alternative revenue program revenues.

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type. The lower revenues reported in the first quarter of 2018 to account for the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA) are shown separately in the table below for informational purposes.

	Three Months Ended March 31, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$35.8	$34.4	$70.2
C&I	50.6	24.1	74.7
Other	6.5	3.9	10.4
Revenue Reductions – TCJA	(1.5)	(0.8)	(2.3)

Total Billed and Unbilled Revenue	91.4	61.6	153.0
Rate Adjustment Mechanism Revenue	(4.4)	(4.1)	(8.5)

Total Gas and Electric Operating Revenues	$87.0	$57.5	$144.5

	Three Months Ended March 31, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$30.9	$27.3	$58.2
C&I	42.3	19.5	61.8
Other	5.6	2.2	7.8

Total Billed and Unbilled Revenue	78.8	49.0	127.8
Rate Adjustment Mechanism Revenue	(4.0)	0.5	(3.5)

Total Gas and Electric Operating Revenues	$74.8	$49.5	$124.3

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Other Operating Revenue – Non-regulated – Usource, Unitil’s non-regulated subsidiary, conducts its business activities as a broker of competitive energy services. Usource does not take title to the electric and gas commodities which are the subject of the brokerage contracts. The Company records energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period. Usource partners with certain entities to facilitate these brokerage services and pays these entities a fee under revenue sharing agreements.

As discussed above, the Company adopted ASU 2014-09 in the first quarter of 2018. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized net, as a reduction from revenue, where those payments were previously recognized gross as an operating expense. Therefore, beginning with the three months ended March 31, 2018 and going forward, payments made by Usource to Channel Partners for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to third parties for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.3 million each of the first quarters of 2018 and 2017.

If ASU 2014-09 had been adopted retroactively for the three months ended March 31, 2017, the result would have been corresponding reductions of $0.3 million in both “Other” in in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings as shown in the tables below.

	Three Months Ended March 31,
	As Reported	If ASU 2014-09 Had Been in Effect
Other Operating Revenues ($ millions):	2018	2017
Usource Contract Revenue	$1.6	$1.7
Less: Revenue Sharing Payments	0.3	0.3

Total Other Operating Revenues	$1.3	$1.4

	Three Months Ended March 31,
	As Reported	If ASU 2014-09 Had Been in Effect
Operation and Maintenance Expense ($ millions):	2018	2017
Operation and Maintenance Expense	$17.3	$15.7

Retirement Benefit Costs – The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) and the Unitil Corporation Supplemental Executive Retirement Plan (SERP).The net periodic benefit costs associated with these benefit plans consist of service cost and other components (See Note 9 to the Consolidated Financial Statements). In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended March 31, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. The change in presentation for the quarter ended March 31, 2018 resulted in a reduction of “Operations and Maintenance” and an increase in “Other Expense (Income), net” on the Consolidated Statements of Earnings for the prior period. There are $1.5 million and $1.6 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net for the three months ended March 31, 2018 and March 31, 2017, respectively, net of amounts deferred as regulatory assets for future recovery.

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2018, March 31, 2017 and December 31, 2017, the Unitil subsidiaries had deposited $3.3 million, $2.6 million and $2.9 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of March 31, 2018, March 31, 2017 and December 31, 2017.

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

The Allowance for Doubtful Accounts as of March 31, 2018, March 31, 2017 and December 31, 2017, which are included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	March 31,		December 31,
	2018	2017	2017
Allowance for Doubtful Accounts	$1.6	$1.0	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2018, March 31, 2017 and December 31, 2017.

	March 31,		December 31,
Accrued Revenue ($ millions)	2018	2017	2017
Regulatory Assets – Current	$34.6	$32.0	$39.5
Unbilled Revenues	10.5	9.3	13.8

Total Accrued Revenue	$45.1	$41.3	$53.3

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2018, March 31, 2017 and December 31, 2017.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2018	2017	2017
Northern Utilities	$—	$1.9	$5.4
Fitchburg	0.2	0.2	0.4

Total Exchange Gas Receivable	$0.2	$2.1	$5.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2018, March 31, 2017 and December 31, 2017.

	March 31,		December 31,
Gas Inventory ($ millions)	2018	2017	2017
Natural Gas	$—	$—	$0.4
Propane	0.3	0.2	0.1
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.4	$0.3	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2018, March 31, 2017 and December 31, 2017, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $86.6 million, $79.7 million, and $84.3 million, respectively.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2018	2017	2017
Retirement Benefits	$85.4	$75.7	$84.5
Energy Supply & Other Rate Adjustment Mechanisms	31.9	27.7	36.0
Deferred Storm Charges	8.0	8.6	7.2
Environmental	9.0	10.7	9.5
Income Taxes	6.3	7.3	6.5
Other	5.2	5.5	5.4

Total Regulatory Assets	145.8	135.5	149.1
Less: Current Portion of Regulatory Assets(1)	34.6	32.0	39.5

Regulatory Assets – noncurrent	$111.2	$103.5	$109.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2018	2017	2017
Rate Adjustment Mechanisms	$10.3	$9.2	$6.9
Gas Pipeline Refund (Note 6)	0.6	4.3	2.3
Income Taxes (Note 8)	49.1	—	48.9

Total Regulatory Liabilities	60.0	13.5	58.1
Less: Current Portion of Regulatory Liabilities	10.9	12.8	9.2

Regulatory Liabilities – noncurrent	$49.1	$0.7	$48.9

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2018 are $0.5 million of deferred storm charges to be recovered over the year and $6.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

The Company has managed a regulatory approved hedging program for Northern Utilities, which is designed to fix or cap a portion of its gas supply costs for the coming years of service through the purchase of European call option contracts. Any gains or losses resulting from these option contracts are passed through to customers directly through Northern Utilities’ Cost of Gas Adjustment Clause. The fair value of these derivatives is determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company records gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassifies these gains or losses into Cost of Gas Sales when the gains and losses are passed through to customers through the Cost of Gas Adjustment Clause. Currently, there are no active transactions and the Company has proposed to regulators to discontinue the program. This matter remains pending.

As of March 31, 2018, March 31, 2017 and December 31, 2017 the Company had zero, 1.2 billion and 0.6 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of March 31, 2018 and March 31, 2017 and December 31, 2017, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0, $0.3 million and less than $0.1 million, respectively.

Investments in Marketable Securities – The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At March 31, 2018, March 31, 2017 and December 31, 2017, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.1 million, $3.3 and $3.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2018	2017	2017
Equity Funds	$1.9	$1.1	$2.1
Fixed Income Funds	1.6	0.9	1.5
Cash and Equivalents	1.6	1.3	—

Total Marketable Securities	$5.1	$3.3	$3.6

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2018	2017	2017
Current:
Exchange Gas Obligation	$—	$1.9	$5.4
Renewable Energy Portfolio Standards	7.5	6.8	4.0
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	7.8	9.0	9.7
Long-Term:
Power Supply Contract Divestitures	0.8	1.2	0.9

Total Energy Supply Obligations	$8.6	$10.2	$10.6

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

Recently Issued Pronouncements – In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement. In addition, on a prospective basis, the ASU limits the component of net benefit cost eligible to be capitalized to service costs. The ASU became effective for the Company on January 1, 2018. The change in capitalization of retirement benefits did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company used the modified retrospective method when adopting the new standard on January 1, 2018. The new guidance did not have a material impact to the Consolidated Financial Statements. (See “Utility Revenue Recognition” and “Other Operating Revenue – Non-regulated” above.)

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

In January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01 which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. A financial instrument is defined as cash, evidence of ownership interest in a company or other entity, or a contract that both: (i) imposes on one entity a contractual obligation either to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity and (ii) conveys to that second entity a contractual right either to receive cash or another financial instruments from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity. The ASU became effective for the Company on January 1, 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/25/18	05/29/18	05/15/18	$0.365
01/30/18	02/28/18	02/14/18	$0.365

10/25/17	11/29/17	11/15/17	$0.360
07/26/17	08/29/17	08/15/17	$0.360
04/26/17	05/30/17	05/16/17	$0.360
01/25/17	02/28/17	02/14/17	$0.360

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2018 and March 31, 2017:

	Gas	Electric	Non- Regulated	Other	Total

Three Months Ended March 31, 2018 ($ millions)
Revenues:
Billed and Unbilled Revenue	$91.4	$61.6	$—	$—	$153.0
Rate Adjustment Mechanism Revenue	(4.4)	(4.1)	—	—	(8.5)
Other Operating Revenue – Non-Regulated	—	—	1.3	—	1.3

Total Operating Revenues	$87.0	$57.5	$1.3	$—	$145.8

Segment Profit (Loss)	12.6	3.0	0.4	(0.4)	15.6
Identifiable Segment Assets	712.6	481.8	7.1	42.8	1,244.3
Capital Expenditures	3.6	6.0	—	0.5	10.1

Three Months Ended March 31, 2017 ($ millions)
Revenues	$74.8	$49.5	$1.7	$—	$126.0
Segment Profit	9.9	2.1	0.4	—	12.4
Identifiable Segment Assets	641.8	442.8	7.0	42.8	1,134.4
Capital Expenditures	5.7	8.3	—	3.5	17.5

As of December 31, 2017 ($ millions)
Identifiable Segment Assets	$714.3	$476.9	$6.7	$44.0	$1,241.9

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at March 31, 2018, March 31, 2017 and December 31, 2017 are shown below:

($ millions)	March 31,		December 31,
	2018	2017	2017
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	10.0	15.0	15.0
8.49% Senior Secured Notes, Due October 14, 2024	7.5	9.0	7.5
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	7.6	9.5	7.6
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	—	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	—	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	10.0	20.0	10.0
5.29% Senior Notes, Due March 2, 2020	16.6	25.0	25.0
3.52% Senior Notes, Due November 1, 2027	20.0	—	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	—	30.0
Granite State:
7.15% Senior Notes, Due December 15, 2018	3.3	6.7	3.3
3.72% Senior Notes, Due November 1, 2027	15.0	—	15.0
Unitil Realty Corp.:
8.00% Senior Secured Notes, Due Through August 1, 2017	—	0.2	—

Total Long-Term Debt	396.0	336.4	409.4
Less: Unamortized Debt Issuance Costs	3.2	2.9	3.3

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	392.8	333.5	406.1
Less: Current Portion	29.8	30.0	29.8

Total Long-term Debt, Less Current Portion	$363.0	$303.5	$376.3

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

($ millions)	March 31,		December 31,
	2018	2017	2017
Estimated Fair Value of Long-Term Debt	$428.0	$374.3	$457.1

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $88.9 million for the three months ended March 31, 2018. Total gross repayments were $81.9 million for the three months ended March 31, 2017. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of March 31, 2018, March 31, 2017 and December 31, 2017:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$45.3	$76.6	$38.3
Letters of Credit Outstanding	$0.0	$1.1	$0.0

Available	$74.7	$42.3	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2018, March 31, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 2.9% and 2.1% for the three months ended March 31, 2018 and March 31, 2017, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

On November 1, 2017, Northern Utilities issued $20 million of Notes due 2027 at 3.52% and $30 million of Notes due 2047 at 4.32%. Fitchburg issued $10 million of Notes due 2027 at 3.52% and $15 million of Notes due 2047 at 4.32%. Granite State issued $15 million of Notes due 2027 at 3.72%. Northern Utilities, Fitchburg and Granite State used the net proceeds from these offerings to refinance higher cost long-term debt that matured in 2017, to repay short-term debt and for general corporate purposes. Approximately $0.7 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2018, there are $2.7 million of current and $4.4 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $1.0 million, $3.8 million and $8.5 million of natural gas storage inventory at March 31, 2018, March 31, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2018 and payable in April 2018 is $1.0 million and is recorded in Accounts Payable at March 31, 2018. The amount of natural gas inventory released in March 2017 and payable in April 2017 was $2.0 million and was recorded in Accounts Payable at March 31, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2018, there were approximately $17.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of March 31, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,107,741, 14,815,585 and 14,860,123 shares of common stock outstanding at March 31, 2017, December 31, 2017 and March 31, 2018, respectively.

Unitil Corporation Common Stock Offering - On December 14, 2017, the Company issued and sold 690,000 shares of its common stock at a price of $48.30 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $31.7 million and was used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.

Dividend Reinvestment and Stock Purchase Plan - During the first quarter of 2018, the Company sold 7,812 shares of its common stock, at an average price of $43.71 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $341,500. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 29, 2018, 37,510 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 90,882 and 94,880 non-vested shares under the Stock Plan as of March 31, 2018 and 2017, respectively. The weighted average grant date fair value of these shares was $41.93 and $39.55, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.8 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was approximately $1.3 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.8 years. During the three months ended March 31, 2018 there were 784 shares of Restricted Shares forfeited. There were no cancellations under the Stock Plan during the three months ended March 31, 2018.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2018 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2017	52,224	$36.22
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	453	$42.04
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2018	52,677	$36.27

There were 43,696 Restricted Stock Units outstanding as of March 31, 2017 with a weighted average stock price of $33.49. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2018, March 31, 2017 and December 31, 2017 is $1.0 million, $0.8 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2018, March 31, 2017 and December 31, 2017. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2018 and March 31, 2017, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2017 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2018.

Tax Cuts and Jobs Act of 2017

At the end of December 2017, the United States Congress voted and the President signed into law major federal tax law changes Tax Cuts and Jobs Act of 2017 (TCJA) effective for tax year 2018. Among other things, the TCJA substantially reduces the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has or is in the process of issuing procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil is fully complying with these orders and will make any necessary changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter (described below). The Company believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows.

In Maine, Northern Utilities’ Maine division has recently completed a base rate case (described more fully below). The MPUC had issued a procedural order indicating that the tax law changes were to be reflected in its calculation of final rates for the Company, and the final order in that docket incorporated the lower tax rates.

In New Hampshire, Northern Utilities’ New Hampshire division has a base rate case proceeding pending (described below), and the NHPUC issued an order directing the Company to show how the tax changes can be effected within the schedule for the rate case. On April 6, 2018, Northern Utilities filed a proposed comprehensive settlement agreement among the Company, the Staff of the Public Utilities Commission and the Office of Consumer Advocate which includes the effect of the tax changes in the calculation of the agreed upon revenue requirement. With respect to Unitil Energy, the NHPUC directed the Company to make a filing by April 1, 2018, showing the effect of the tax law changes on rates. On March 16, 2018, the Company filed for its annual step increase pursuant to the provisions of its last base rate case, and included in that filing proposed adjustments to account for the tax changes. This proposal remains pending.

In Massachusetts, the Attorney General filed a petition with the MDPU requesting that it open an investigation to require the flow-through of the tax law changes in rates for all utilities subject to the MDPU’s jurisdiction. On February 2, 2018 the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities. The MDPU consolidated the Attorney General’s petition into its investigation. In its order, the MDPU required each utility company subject to its jurisdiction to file, by May 1, 2018, a proposal to address the effects of the TCJA and to reduce its rates through the establishment of a revised cost of service incorporating the lower federal corporate income tax rate as of January 1, 2018. Such proposals must address the adjustment of rates going forward and also incorporate the timely refund of revenues associated with the lower tax expense on current income and excess accumulated deferred income taxes (ADIT). Fitchburg plans to submit filings for both its gas and electric divisions with estimated revenue reductions of $0.8 million at each respective division. This matter remains pending.

On March 15, 2018, the FERC issued a Notice of Proposed Rulemaking (NOPR) that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax rate reduction and changes to the FERC’s income tax allowance policies. The proposed rule, if adopted, would require an interstate pipeline to file a one-time report on the regulated rate effect of the new tax law and changes to the FERC’s income tax allowance policies. In addition to filing the one-time report, each pipeline would have four options: 1) make a limited rate filing to reduce its rates by the percentage reduction in its cost of service shown in its report; 2) commit to file either a prepackaged uncontested rate settlement or a general rate case by December 31, 2018; 3) file a statement explaining why it believes its current rates are reasonable and no reduction is necessary; or 4) file the required report without taking any other action, at which point FERC would consider whether to initiate an investigation. Granite State is reviewing the NOPR and will comply with all FERC requirements. Granite State believes that the ultimate resolution of these matters will not have a material impact on its financial position, operating results or cash flows.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, NHPUC Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan. On March 16, 2018, Unitil Energy filed its second step adjustment. The filing also incorporated the revenue requirement effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments results in a proposed revenue decrease of $0.4 million. The proposal remains pending.

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

Northern Utilities – Base Rates – Maine – In May 2017, Northern Utilities filed a base rate case with the MPUC seeking to increase annual revenues by $6.0 million. The requested increase was subsequently supplemented by an additional $0.7 million associated with the Company’s Targeted Area Build-out (TAB) Program (see below). In addition to the distribution base rate increase, Northern Utilities requested to extend its Targeted Infrastructure Replacement Adjustment mechanism (TIRA) (see below).

On February 28, 2018 the MPUC issued its Final Order (Order) in the base rate case. The Order provides for a revenue increase of $2.1 million offset by a revenue decrease of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA, resulting in an overall annual revenue decrease of $0.1 million. The MPUC approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense reducing the Company’s annual operating costs by approximately $0.5 million. The Order addresses a number of other issues including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s TAB Program and TIRA mechanism. The new rates and other changes became effective as of March 1, 2018. On March 16, 2018, the Company filed a Motion for Clarification requesting the MPUC clarify its Order in light of what the Company believes to be an inadvertent inconsistency with the Order regarding 2016 TIRA Eligible Facilities, rate base and related annual revenue adjustments.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the Company’s TIRA mechanism, with revision, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On March 30, 2018, the Company filed its request to increase its annual base rates to recover the revenue requirements for 2017 Eligible Facilities. This matter remains pending.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a TAB program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of

Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On June 5, 2017, Northern Utilities filed for a base rate increase with the NHPUC seeking to increase annual revenues by $4.7 million. On June 15, 2017, the NHPUC suspended the Company’s proposed permanent rates tariffs while the filing is under regulatory review

Northern Utilities reached a settlement agreement on temporary rates to produce an increase in annual revenues of approximately $1.6 million, effective with service rendered on and after August 1, 2017, and until a final, non-appealable order on permanent rates is issued. The settlement agreement was approved by the NHPUC on July 31, 2017. As of March 31, 2018, Northern Utilities has deferred approximately $1.1 million of costs associated with this base rate case. Once a final decision on permanent rates is issued, it will be reconciled back to the date that temporary rates were implemented.

On April 6, 2018, Northern Utilities filed a proposed comprehensive settlement agreement among the Company, the NHPUC Staff and the Office of the Consumer Advocate. The settling parties agreed to an annual revenue increase of $2.6 million and an offsetting decrease of $1.7 million to reflect the effect of the TCJA, for a net annual revenue increase of $0.9 million, effective May 1, 2018. The parties also agreed to a step increase of $2.3 million to recover post-test year capital investments, also effective May 1, 2018. Under the agreement, the company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the company chooses the option to implement the second step increase, the next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020. A hearing before the NHPUC to consider the settlement agreement was held on April 12, 2018. This matter remains pending.

Northern Utilities – Pipeline Refund – On February 19, 2015, the FERC issued Opinion No. 524-A, the final order in Portland Natural Gas Transmission’s (PNGTS) Section 4 rate case, requiring PNGTS to issue refunds to shippers. Northern Utilities received a pipeline refund of $22.0 million on April 15, 2015. As a gas supply-related refund, the entire amount refunded will be credited to Northern Utilities’ customers and marketers over three years as directed by the NHPUC and MPUC. As of March 31, 2018, $21.4 million has been refunded to Northern Utilities’ customers and marketers. The Company has recorded current Regulatory Liabilities related to these refunds of $0.6 million on its Consolidated Balance Sheets as of March 31, 2018.

Granite State – Base Rates – Granite State has in place a FERC-approved second amended settlement agreement under which it is permitted to file annually, each June, for a rate adjustment to recover the revenue requirements associated with specified capital investments in gas transmission projects up to a specific cap on expenditures. On June 21, 2017 Granite State filed for an annual revenue increase under this provision of $0.2 million, effective August 1, 2017. The FERC issued an order approving the filing on July 28, 2017. This is the last annual rate adjustment allowed under the second amended settlement because Granite must file a general rate case pursuant to Section 4 of the Natural Gas Act by April 30, 2018 with rates effective no later than November 1, 2018.

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

Fitchburg – Electric Operations – On November 1, 2017, Fitchburg submitted its 2017 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were given final approval by the MDPU on December 28, 2017, effective January 1, 2018.

Fitchburg – Service Quality – On March 1, 2018, Fitchburg submitted its 2017 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. These filings are pending approval.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts, including a cost recovery mechanism to share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached among the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing seeks a net amount of approximately $300,000 for recovery effective June 1, 2018.

Fitchburg – Energy Diversity – Governor Baker signed into law H4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. Final selection of projects concluded in the first quarter of 2018 and contract negotiation is underway. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017 and project proposals were received on December 20, 2017.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016. Selection of contracts concluded during the fourth quarter of 2016 and contract negotiations concluded during the second quarter of 2017. On September 20, 2017, Fitchburg, along with the other three EDCs, filed for approval of the purchase power agreements which were negotiated as a result of the joint solicitation. A hearing on the merits was held in February 2018. This matter remains pending.

Fitchburg – Other – On August 25, 2017, the Massachusetts Department of Energy Resources (“DOER”) issued its final Solar Massachusetts Renewable Target (SMART) Program regulations. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. Hearings on the merits were held in late March and early April 2018. This filing remains pending. In the interim, the current program for solar renewable energy credits, known as SREC-II, remains in effect for all eligible solar facilities.

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

FERC Transmission Formula Rate Proceedings – Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (“ROE”) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to these formula rates, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed return on equity component of the formula rates. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2017 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2018.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2018, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, we cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the Maine Department of Environmental Protection (ME DEP) and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of all sites, though on site monitoring continues and it is possible that future activities may be required. Supplemental remediation at the Exeter and Somersworth MGP sites commenced in the second quarter of 2018 with anticipated completions by the third quarter of 2018.

The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five- year periods.

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

Fitchburg’s Manufactured Gas Plant Site – Fitchburg has worked with the Massachusetts Department of Environmental Protection to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring will continue and it is possible that future activities may be required.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2018 and 2017.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2018	2017	2018	2017	2018	2017
Total Balance at Beginning of Period	$0.1	$0.1	$2.0	$1.9	$2.1	$2.0
Additions	0.1	—	0.1	0.4	0.2	0.4
Less: Payments / Reductions	0.1	—	0.1	0.1	0.2	0.1

Total Balance at End of Period	0.1	0.1	2.0	2.2	2.1	2.3

Less: Current Portion	0.1	0.1	0.5	0.4	0.6	0.5

Noncurrent Balance at End of Period	$—	$—	$1.5	$1.8	$1.5	$1.8

NOTE 8: INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with GAAP Accounting Standard 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded reasonable estimates to reflect the impacts of the Tax Act and recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation.

On March 15, 2018; FERC issued its Notice of Proposed Rulemaking in Docket No. RM18-11-000 in which FERC provided specific guidance on the flow back of excess ADIT: The amount of the reduction to ADIT that was collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of the excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA.

Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules; the benefit of these excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period to be between fifteen and twenty years. The Company’s regulators and the IRS are each expected to issue guidance in future periods that will determine the final disposition of the re-measurement of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of the TCJA and regulatory decisions may change the amounts estimated.

In addition to the excess $47.1 million ADIT amounts the Company expects to flow back to customers in future utility rates, as noted above, there was $1.8 million of excess ADIT at December 31, 2017, which had not been previously included in customers’ utility rates. During 2018, the Company determined that since this excess ADIT had not been previously collected from utility customers; it would, therefore, not be subject to flow back to customers in future rates. The Company will recognize a nonrecurring benefit in its tax provision as the underlying book/tax temporary differences reverse in the current and future periods.

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

In March 2018, Unitil Corporation received notice that its Federal Income Tax return filings for the years ended December 31, 2015 and December 31, 2016 are under examination by the IRS. Currently, the Company believes that the ultimate resolution of this examination will not have a material impact on the Company’s financial statements. The Company remains subject to examination by New Hampshire tax authorities for the tax periods ended December 31, 2014; December 31, 2015; and December 31, 2016. Income tax filings for the year ended December 31, 2016 have been filed with the New Hampshire Department of Revenue Administration. The State of Maine has concluded its review of the Company’s tax returns for December 31, 2014, December 31, 2015, and December 31, 2016 which resulted in a small additional refund to the Company.

The Company evaluated its tax positions at March 31, 2018 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2014; December 31, 2015; and December 31, 2016.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 1, 2018 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2018	2017
Used to Determine Plan Costs
Discount Rate	3.60%	4.10%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2025

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2018	2017	2018	2017	2018	2017
Service Cost	$848	$824	$733	$744	$122	$115
Interest Cost	1,469	1,514	851	978	101	98
Expected Return on Plan Assets	(1,946)	(1,819)	(409)	(337)	—	—
Prior Service Cost Amortization	81	66	327	350	47	47
Actuarial Loss Amortization	1,447	1,176	346	524	122	74

Sub-total	1,899	1,761	1,848	2,259	392	334
Amounts Capitalized and Deferred	(720)	(662)	(742)	(1,037)	(113)	(99)

Net Periodic Benefit Cost Recognized	$1,179	$1,099	$1,106	$1,222	$279	$235

Employer Contributions

As of March 31, 2018, the Company had made $1.2 million and $1.0 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2018. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2018 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2018, the Company had made $43,900 of benefit payments under the SERP Plan in 2018. The Company presently anticipates making an additional $356,300 of benefit payments under the SERP Plan in 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2018 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2017 as filed with the SEC on February 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2018.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/18 – 1/31/18	—	—	—	$7,039
2/1/18 – 2/28/18	—	—	—	$7,039
3/1/18 – 3/31/18	122	$42.48	122	$1,856

Total	122	$42.48	122

Item 5.	Other Information

On April 26, 2018, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2018. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Employment Agreement effective April 25, 2018 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated March 1, 2018 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 26, 2018 Announcing Earnings For the Quarter Ended March 31, 2018.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 26, 2018	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: April 26, 2018	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer