Form 10-Q
period 2018-06-30
UNITIL CORP
filed 2018-07-26
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common Stock, No par value	14,866,852 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2018

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

Unitil had an investment in Net Utility Plant of $989.8 million at June 30, 2018. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has issued procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has also opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State (described below). The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

In Maine, Northern Utilities’ Maine division recently completed a base rate case (described below). The MPUC’s final order in that docket incorporated the lower tax rates in the calculation of rates for the Company.

Similarly, in New Hampshire, Northern Utilities’ New Hampshire division recently completed a base rate case proceeding (described below). The NHPUC’s final order in that docket approved a comprehensive settlement agreement among the Company, the Staff of the Public Utilities Commission and the Office of Consumer Advocate which included the effect of the tax changes in the calculation of the revenue requirement. With respect to Unitil Energy, on April 30, 2018 the NHPUC approved the Company’s annual step increase pursuant to the provisions of its last base rate case, which included adjustments to account for the TCJA’s income tax changes.

In Massachusetts, the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. The MDPU will address the refund of excess accumulated deferred income taxes in phase two of its investigation.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, NHPUC Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan. On April 30, 2018, the NHPUC approved Unitil Energy’s second step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with capital additions as defined under the mechanism. In 2016, Fitchburg filed its first compliance report on capital investments for calendar year 2015. The MDPU approved the recovery of approximately $0.5 million, effective January 1, 2017, subject to further investigation and reconciliation. On December 18, 2017, the MDPU approved Fitchburg’s calendar year 2015 capital investments and associated revenue requirements for recovery. On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016. On December 20, 2017, the MDPU approved the recovery of approximately $0.4 million, effective January 1, 2018, subject to further investigation and reconciliation. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017.

Fitchburg – Electric Grid Modernization – In December 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” In June 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP is a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. On May 10, 2018, the MDPU issued an order approving a three year plan for 2018 to 2020 with a spending cap of $4.4 million for Fitchburg. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies are to file compliance filings by August 8, 2018 which shall include 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the 3 year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Cost recovery filings will be due February 15 for rates effect April 1. Annual reports will be due April 1 for the prior calendar year and the first term report will be due April 1, 2021. The next plan is due July 1, 2020 for the three year term 2021 to 2023, and shall include a five year strategic plan for 2021 – 2025.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts, including a cost recovery mechanism to share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached among the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation.

Fitchburg – Base Rates – Gas – Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case providing for an annual increase in revenue of $1.6 million effective May 1, 2016, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target which promotes revenue stability and mitigates economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg – Gas System Enhancement Program – On October 31, 2017, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with its projected capital additions in 2018 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenue requirements. As part of the filing, the Company requested to permanently change the revenue requirements cap to 3% as part of its tariff. On April 30, 2018, the MDPU approved recovery of the projected 2018 revenue requirements, subject to reconciliation and a cap of 1.5% on the change in revenue requirement to be billed in any given year. The cap resulted in approval of an additional $0.4 million of annual revenue requirements to be billed effective May 1, 2018 with the remaining $0.9 million of annual revenue requirements deferred for billing in future periods. In its May 1, 2018 annual reconciliation filing for 2017 revenue requirements, the Company requested that the MDPU waive the 1.5% revenue requirement cap and provide for full recovery of any under-collections. This matter remains pending.

Northern Utilities – Base Rates – Maine – On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities pending base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense, reducing the Company’s annual operating costs by approximately $0.5 million, and addressed a number of other issues, including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s TAB Program and TIRA mechanism. The new rates and other changes became effective on March 1, 2018. On March 16, 2018, the Company filed a Motion for Clarification requesting the MPUC clarify its Order in light of what the Company believes to be an inadvertent inconsistency with the Order regarding 2016 TIRA Eligible Facilities, rate base and related annual revenue adjustments. This matter remains pending.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement among the Company, the NHPUC Staff and the Office of the Consumer Advocate in the Company’s pending rate case. The agreement provides for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018). Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Granite State – Base Rates – On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA. The settlement also provides that Granite State may not file a general (Section 4) rate case prior to April 30, 2019.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2018 and June 30, 2017 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $3.6 million, or $0.24 per share, for the second quarter of 2018, an increase of $0.5 million, or $0.01 per share, compared to the second quarter of 2017. For the six months ended June 30, 2018, the Company reported Net Income of $19.2 million, or $1.30 per share, an increase of $3.7 million, or $0.19 per share, compared to the same six month period in 2017.The increases in earnings in 2018 were driven by higher sales margins, reflecting: customer growth, colder winter weather and new distribution rates compared to 2017. Also, earnings per share reflect a higher number of shares outstanding due to the issuance of 690,000 common shares on December 14, 2017, discussed below in Note 5 to the Consolidated Financial Statements.

Natural gas sales margins were $22.9 million and $62.8 million in the three and six months ended June 30, 2018, respectively, increases of $2.4 million and $4.3 million, respectively, compared to the same periods in 2017. Gas sales margin in the first six months of 2018 was positively affected by higher natural gas distribution rates of $4.8 million. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring adjustments to increase revenue and Operation and Maintenance (O&M) expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margin in the first six months of 2018 also reflects the positive effect of colder winter weather and customer growth on sales volume of $2.0 million, partially offset by lower revenue of $2.5 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period.

Natural gas therm sales increased 2.8% and 7.2% in the three and six month periods ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in gas therm sales in the Company’s service areas was driven by customer growth and, for the six month period, colder winter weather in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 9% more HDD in the first six months of 2018 compared to the same period in 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 2.8% in the first six months of 2018 compared to the same period in 2017. As of June 30, 2018, the number of total natural gas customers served has increased by 1,549 in the last twelve months.

Electric sales margins were $22.3 million and $44.6 million in the three and six months ended June 30, 2018, respectively, decreases of $1.0 million and $0.7 million, respectively, compared to the same periods in 2017. Electric sales margin in the first six months of 2018 was positively affected by higher electric distribution rates of $1.7 million as well as colder weather and customer growth of $0.5 million, partially offset by the termination of a one-year $1.4 million reconciliation adjustment which was recognized in the second quarter of 2017 to recoup the difference between temporary rates and final rates in the Company’s New Hampshire electric utility. Electric margin also reflects lower revenue of $1.5 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period.

Total electric kilowatt-hour (kWh) sales increased 3.3% and 4.6%, respectively, in the three and six month periods ended June 30, 2018 compared to the same periods in 2017, reflecting customer growth, higher usage by industrial customers for production purposes and, for the six month period, the positive impact of colder winter weather. As of June 30, 2018, the number of total electric customers served has increased by 593 in the last twelve months.

Excluding the non-recurring adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue, discussed above, total O&M expenses increased $0.1 million and $1.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in the three month period reflects higher labor costs of $1.1 million, offset by lower professional fees of $0.8 million and lower utility operating costs of $0.2 million. The increase in the six month period reflects higher labor costs of $1.8 million and higher utility operating costs of $0.4 million, offset by lower professional fees of $0.8 million. The higher utility operating costs in the six month period reflect increased system maintenance costs related to a higher level of storms and colder weather in the first quarter of 2018 compared to the prior year period, as well as higher bad debt expense related to increased sales.

Depreciation and Amortization expense increased $0.8 million and $0.6 million in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases reflect higher utility plant in service and higher amortization of software costs, partially offset by lower amortization of deferred major storm costs which were being amortized for recovery over multi-year periods.

For the six months ended June 30, 2018, Taxes Other Than Income Taxes increased $0.3 million compared to the same period in 2017, reflecting higher payroll taxes.

Interest Expense, net increased $0.6 million in each of the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases primarily reflect interest on higher levels of long-term debt.

At its January 2018, April 2018 and July 2018 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.365 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.46 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2018 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 2.8% and 7.2% in the three and six month periods ended June 30, 2018, respectively, compared to the same periods in 2017. In the second quarter of 2017, sales to Residential decreased 1.0% and sales to C&I customers increased 3.8%, respectively, compared to the same period in 2017, reflecting customer growth, partially offset by the impact on Residential sales of warmer spring weather in 2018 compared to 2017. For the six months ended June 30, 2018, sales to Residential and C&I customers increased 8.8% and 6.7%, respectively, compared to the same period in 2017. The increase in gas therm sales in the Company’s service areas in the six month period was driven by customer growth and colder winter weather in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 9% more HDD in the first six months of 2018 compared to the same period in 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 2.8% in the first six months of 2018 compared to the same period in 2017. As of June 30, 2018, the number of total natural gas customers served has increased by 1,549 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and six months ended June 30, 2018 and 2017, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Residential	9.6	9.7	(0.1)	(1.0%)	33.4	30.7	2.8	8.8%
Commercial / Industrial	38.1	36.7	1.4	3.8%	108.4	101.6	6.8	6.7%

Total	47.7	46.4	1.3	2.8%	141.8	132.3	9.5	7.2%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2018 and 2017:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gas Operating Revenue:
Residential	$13.9	$13.2	$0.7	5.3%	$49.7	$44.3	$5.4	12.2%
Commercial / Industrial	20.8	18.8	2.0	10.6%	72.0	62.5	9.5	15.2%

Total Gas Operating Revenue	$34.7	$32.0	$2.7	8.4%	$121.7	$106.8	$14.9	14.0%

Cost of Gas Sales	$11.8	$11.5	$0.3	2.6%	$58.9	$48.3	$10.6	21.9%

Gas Sales Margin	$22.9	$20.5	$2.4	11.7%	$62.8	$58.5	$4.3	7.4%

The Company analyzes operating results using Gas Sales Margin, a non-GAAP measure. Gas Sales Margin is calculated as Total Gas Operating Revenue (See “Utility Revenue Recognition” in Note 1 to the accompanying Consolidated Financial Statements) less Cost of Gas Sales. The Company believes Gas Sales Margin is an important measure to analyze profitability because the approved cost of sales are tracked and reconciled costs that are passed through directly to the customer, resulting in an equal and offsetting amount reflected in Total Gas Operating Revenue. Sales margin can be reconciled to Operating Income, a GAAP measure, by including Operation and Maintenance, Depreciation and Amortization and Taxes Other Than Income Taxes for each segment in the analysis.

Natural gas sales margins were $22.9 million and $62.8 million in the three and six months ended June 30, 2018, respectively, increases of $2.4 million and $4.3 million, respectively, compared to the same periods in 2017. Gas sales margin in the second quarter of 2018 was positively affected by higher natural gas distribution rates of $3.2 million. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring adjustments to increase revenue and O&M expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margin in the second quarter also reflects the positive effect of customer growth on sales volume of $0.2 million and lower revenue of $1.0 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period.

Gas sales margin in the first six months of 2018 was positively affected by higher natural gas distribution rates of $4.8 million, including the non-recurring adjustment of $1.2 million, discussed above. Gas margin in the first six months of 2018 also reflects the positive effect of colder winter weather and customer growth on sales volume of $2.0 million, partially offset by lower revenue of $2.5 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA.

The increases in Total Gas Operating Revenues of $2.7 million and $14.9 million in the three and six months ended June 30, 2018, compared to the same periods in 2017, reflect higher natural gas sales volumes and higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower revenue related to the TCJA, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales increased 3.3% and 4.6%, respectively in the three and six month periods ended June 30, 2018 compared to the same periods in 2017. Sales to Residential customers increased 1.8% and 4.7%, respectively, in the three and six month periods ended June 30, 2018 compared to the same periods in 2017. Sales to C&I customers increased 4.2% and 4.5%, respectively, in the three and six month periods ended June 30, 2018 compared to the same periods in 2017. These increases reflect customer growth, higher usage by industrial customers for production purposes and, for the six month period, the positive impact of colder winter weather. As of June 30, 2018, the number of total electric customers served has increased by 593 in the last twelve months. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and six months ended June 30, 2018 and 2017 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Residential	144.3	141.7	2.6	1.8%	332.8	317.9	14.9	4.7%
Commercial / Industrial	239.8	230.2	9.6	4.2%	487.6	466.4	21.2	4.5%

Total	384.1	371.9	12.2	3.3%	820.4	784.3	36.1	4.6%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2018 and 2017:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Electric Operating Revenue:
Residential	$26.4	$25.8	$0.6	2.3%	$60.2	$54.7	$5.5	10.1%
Commercial / Industrial	22.3	21.6	0.7	3.2%	46.0	42.2	3.8	9.0%

Total Electric Operating Revenue	$48.7	$47.4	$1.3	2.7%	$106.2	$96.9	$9.3	9.6%

Cost of Electric Sales	$26.4	$24.1	$2.3	9.5%	$61.6	$51.6	$10.0	19.4%

Electric Sales Margin	$22.3	$23.3	$(1.0)	(4.3%)	$44.6	$45.3	$(0.7)	(1.5%)

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

Electric sales margins were $22.3 million and $44.6 million in the three and six months ended June 30, 2018, respectively, decreases of $1.0 million and $0.7 million, respectively, compared to the same periods in 2017. Electric sales margin in the second quarter was positively affected by higher electric distribution rates of $0.8 million and customer growth of $0.3 million, offset by the termination of a one-year $1.4 million reconciliation adjustment which was recognized in the second quarter of 2017 to recoup the difference between temporary rates and final rates in the Company’s New Hampshire electric utility. Electric margin also reflects lower revenue of $0.7 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period.

Electric sales margin in the first six months of 2018 was positively affected by higher electric distribution rates of $1.7 million as well as colder weather and customer growth of $0.5 million, offset by the non-recurring adjustment of $1.4 million, discussed above, and lower revenue of $1.5 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA.

The increase in Total Electric Operating Revenues of $1.3 million in the second quarter of 2018 reflects higher electric sales volumes and higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by a non-recurring adjustment in the second quarter of 2017 to increase revenue by $1.4 million related to the completion of a base rate case and lower revenue related to the TCJA, discussed above.

The increase in Total Electric Operating Revenues of $9.3 million in the first six months of 2018 reflects higher electric sales volumes and higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by a non-recurring adjustment in the second quarter of 2017 to increase revenue by $1.4 million related to the completion of a base rate case.

Operating Revenue – Other

The following table details total Other Revenue for the three and six months ended June 30, 2018 and 2017:

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other	$1.1	$1.4	$(0.3)	(21.4%)	$2.4	$3.1	$(0.7)	(22.6%)

Total Other Revenue	$1.1	$1.4	$(0.3)	(21.4%)	$2.4	$3.1	$(0.7)	(22.6%)

Total Other Operating Revenue (See “Other Operating Revenue – Non-regulated” in Note 1 to the accompanying Consolidated Financial Statements) is comprised of revenues from the Company’s non-regulated energy brokering business, Usource. Usource’s revenues are primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource.

Usource’s revenues decreased $0.3 million, or 21.4%, and $0.7 million, or 22.6%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of the adoption of a new accounting standard.

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized as a reduction from revenue, where those payments were previously recognized as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to third parties for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to Channel Partners for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.2 million and $0.3 million in the three months ended June 30, 2018 and 2017, respectively. Channel Partner payments were $0.5 million and $0.5 million in the six months ended June 30, 2018 and 2017, respectively.

If ASU 2014-09 had been in effect for the three and six months ended June 30, 2017, the result would have been corresponding reductions of $0.3 million and $0.5 million, respectively, in both “Other” in in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.3 million, or 2.6%, and $10.6 million, or 21.9%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in the three month period primarily reflects higher sales of natural gas and a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The increase in the six month period reflects higher sales of natural gas and higher wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $2.3 million, or 9.5%, and $10.0 million, or 19.4%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in the three month period reflects higher electric sales and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The increase in the six month period reflects higher electric sales, higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) – O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. Excluding a non-recurring adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue, discussed above, total O&M expenses increased $0.1 million, or 0.6%, and $1.4 million, or 4.3%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in the three month period reflects higher labor costs of $1.1 million, offset by lower professional fees of $0.8 million and lower utility operating costs of $0.2 million. The increase in the six month period reflects higher labor costs of $1.8 million and higher utility operating costs of $0.4 million, offset by lower professional fees of $0.8 million. The higher utility operating costs in the six month period reflect increased system maintenance costs related to a higher level of storms and colder weather in the first quarter of 2018 compared to the prior year period, as well as higher bad debt expense related to increased sales.

Depreciation and Amortization – Depreciation and Amortization expense increased $0.8 million, or 6.7%, and $0.6 million, or 2.5%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases reflect higher utility plant in service and higher amortization of software costs, partially offset by lower amortization of deferred major storm costs which were being amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes was relatively unchanged in the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, Taxes Other Than Income Taxes increased $0.3 million, or 2.8%, compared to the same period in 2017, reflecting higher payroll taxes.

Other Expense (Income), net – Other Expense (Income), net increased $0.1 million, or 8.3%, and $0.2 million, or 7.1%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended June 30, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. There are $1.3 million and $1.1 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the three months ended June 30, 2018 and June 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery. There are $2.9 million and $2.7 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the six months ended June 30, 2018 and June 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery.

Income Taxes – Federal and State Income Taxes decreased by $2.2 million and $5.1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three month period reflect $1.7 million from the lower tax rate on pre-tax earnings in 2018 and the current tax benefit of $0.5 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018. The decrease in the six month period reflect $4.0 million from the lower tax rate on pre-tax earnings in 2018 and the current tax benefit of $1.1 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018.

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

Interest Expense, net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Interest Expense
Long-term Debt	$5.7	$5.3	$0.4	$11.5	$10.7	$0.8
Short-term Debt	0.5	0.5	—	1.0	1.1	(0.1)
Regulatory Liabilities	0.2	—	0.2	0.3	0.4	(0.1)

Subtotal Interest Expense	6.4	5.8	0.6	12.8	12.2	0.6

Interest (Income)
Regulatory Assets	(0.2)	(0.1)	(0.1)	(0.4)	(0.3)	(0.1)
AFUDC(1) and Other	(0.3)	(0.4)	0.1	(0.5)	(0.6)	0.1

Subtotal Interest (Income)	(0.5)	(0.5)	—	(0.9)	(0.9)	—

Total Interest Expense, net	$5.9	$5.3	$0.6	$11.9	$11.3	$0.6

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net increased $0.6 million in each of the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases primarily reflect interest on higher levels of long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2018, June 30, 2017 and December 31, 2017, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (as further amended and restated, modified or supplemented from time to time prior to the date of this Form 10-Q, the “Credit Facility”). The Credit Facility is a revolving facility that terminates October 4, 2020 and provides for a borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.25%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $135.3 million for the six months ended June 30, 2018. Total gross repayments were $136.2 million for the six months ended June 30, 2018. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2018, June 30, 2017 and December 31, 2017:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$37.4	$79.2	$38.3
Letters of Credit Outstanding	$0.0	$1.1	$0.0

Available	$82.6	$39.7	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2018, June 30, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. and the other lenders that are parties thereto, which amended and restated the Credit Facility. (See also “Subsequent Events” in Note 1.)

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

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2018, there are $2.7 million of current and $3.7 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2018, there were approximately $5.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.3 million, $5.6 million and $8.5 million of natural gas storage inventory at June 30, 2018, June 30, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2018 and payable in July 2018 is $1.0 million and is recorded in Accounts Payable at June 30, 2018. The amount of natural gas inventory released in June 2017 and payable in July 2017 was $0.1 million and was recorded in Accounts Payable at June 30, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of June 30, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of June 30, 2018, there were approximately $5.9 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding and the longest term guarantee extends through August 2018. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of June 30, 2018, the Company and its subsidiaries had 530 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of June 30, 2018, a total of 171 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2018:

	Employees Covered	CBA Expiration
Fitchburg	51	05/31/2019
Northern Utilities NH Division	35	06/05/2020
Northern Utilities ME Division	38	03/31/2021
Granite State	3	03/31/2021
Unitil Energy	39	05/31/2023
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2018 and June 30, 2017 were 3.3% and 2.3%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2018 and June 30, 2017 were 3.1% and 2.2%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating Revenues
Gas	$34.7	$32.0	$121.7	$106.8
Electric	48.7	47.4	106.2	96.9
Other	1.1	1.4	2.4	3.1

Total Operating Revenues	84.5	80.8	230.3	206.8

Operating Expenses
Cost of Gas Sales	11.8	11.5	58.9	48.3
Cost of Electric Sales	26.4	24.1	61.6	51.6
Operation and Maintenance	17.8	16.5	35.1	32.5
Depreciation and Amortization	12.7	11.9	25.0	24.4
Taxes Other Than Income Taxes	5.2	5.2	11.0	10.7

Total Operating Expenses	73.9	69.2	191.6	167.5

Operating Income	10.6	11.6	38.7	39.3
Interest Expense, net	5.9	5.3	11.9	11.3
Other Expense (Income), net	1.3	1.2	3.0	2.8

Income Before Income Taxes	3.4	5.1	23.8	25.2
Income Tax Expense (Benefit)	(0.2)	2.0	4.6	9.7

Net Income	$3.6	$3.1	$19.2	$15.5

Net Income Per Common Share (Basic and Diluted)	$0.24	$0.23	$1.30	$1.11
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.8	14.1	14.8	14.1
Dividends Declared Per Share of Common Stock	$0.365	$0.36	$0.73	$0.72

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2018	2017	2017
ASSETS:

Current Assets:
Cash and Cash Equivalents	$8.5	$7.8	$8.9
Accounts Receivable, net	56.2	41.1	67.4
Accrued Revenue	29.7	36.6	53.3
Exchange Gas Receivable	5.5	5.9	5.8
Refundable Taxes	1.2	0.9	1.8
Gas Inventory	0.6	0.5	0.6
Materials and Supplies	7.5	7.1	6.9
Prepayments and Other	8.9	8.1	6.6

Total Current Assets	118.1	108.0	151.3

Utility Plant:
Gas	709.8	643.2	699.6
Electric	479.7	442.0	476.7
Common	69.5	35.4	67.4
Construction Work in Progress	51.0	92.7	35.5

Total Utility Plant	1,310.0	1,213.3	1,279.2
Less: Accumulated Depreciation	320.2	300.6	307.7

Net Utility Plant	989.8	912.7	971.5

Other Noncurrent Assets:
Regulatory Assets	110.7	102.9	109.6
Other Assets	16.0	14.1	9.5

Total Other Noncurrent Assets	126.7	117.0	119.1

TOTAL ASSETS	$1,234.6	$1,137.7	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2018	2017	2017
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$24.7	$23.0	$41.5
Short-Term Debt	37.4	79.2	38.3
Long-Term Debt, Current Portion	29.7	29.9	29.8
Regulatory Liabilities	14.2	16.6	9.2
Energy Supply Obligations	9.4	10.3	9.7
Environmental Obligations	0.6	0.5	0.5
Capital Lease Obligations	3.1	3.0	3.1
Interest Payable	4.1	3.9	4.4
Other Current Liabilities	12.2	11.5	14.5

Total Current Liabilities	135.4	177.9	151.0

Noncurrent Liabilities:
Retirement Benefit Obligations	154.7	153.3	150.1
Deferred Income Taxes, net	88.1	106.8	82.9
Cost of Removal Obligations	87.8	82.3	84.3
Regulatory Liabilities	47.1	—	48.9
Capital Lease Obligations	4.1	6.9	5.7
Environmental Obligations	1.5	1.7	1.6
Other Noncurrent Liabilities	5.6	4.9	4.3

Total Noncurrent Liabilities	388.9	355.9	377.8

Capitalization:
Long-Term Debt, Less Current Portion	363.1	303.5	376.3
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,866,588, 14,114,551 and 14,815,585 Shares)	277.9	242.7	275.8
Retained Earnings	69.1	57.5	60.8

Total Common Stock Equity	347.0	300.2	336.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	347.2	300.4	336.8

Total Capitalization	710.3	603.9	713.1

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,234.6	$1,137.7	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial sta tements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net Income	$19.2	$15.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	25.0	24.4
Deferred Tax Provision	3.6	8.7
Changes in Working Capital Items:
Accounts Receivable	11.2	11.8
Accrued Revenue	23.6	12.9
Exchange Gas Receivable	0.3	2.4
Regulatory Liabilities	5.0	6.2
Accounts Payable	(16.8)	(9.4)
Other Changes in Working Capital Items	(4.9)	(5.4)
Deferred Regulatory and Other Charges	(10.3)	(9.5)
Other, net	7.4	5.6

Cash Provided by Operating Activities	63.3	63.2

Investing Activities:
Property, Plant and Equipment Additions	(37.2)	(44.9)

Cash (Used in) Investing Activities	(37.2)	(44.9)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(0.9)	(2.7)
Repayment of Long-Term Debt	(13.5)	(0.4)
Decrease in Capital Lease Obligations	(1.6)	(1.4)
Net Decrease in Exchange Gas Financing	(0.2)	(2.3)
Dividends Paid	(10.9)	(10.2)
Proceeds from Issuance of Common Stock, net	0.6	0.7

Cash (Used in) Financing Activities	(26.5)	(16.3)

Net Increase (Decrease)in Cash and Cash Equivalents	(0.4)	2.0
Cash and Cash Equivalents at Beginning of Period	8.9	5.8

Cash and Cash Equivalents at End of Period	$8.5	$7.8

Supplemental Cash Flow Information:
Interest Paid	$12.4	$11.4
Income Taxes Paid	$0.4	$—
Payments on Capital Leases	$1.5	$1.7
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.4	$0.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		19.2	19.2
Dividends on Common Shares		(10.9)	(10.9)
Stock Compensation Plans	1.5		1.5
Issuance of 14,277 Common Shares	0.6		0.6

Balance at June 30, 2018	$277.9	$69.1	$347.0

Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		15.5	15.5
Dividends on Common Shares		(10.2)	(10.2)
Stock Compensation Plans	1.3		1.3
Issuance of 14,391 Common Shares	0.7		0.7

Balance at June 30, 2017	$242.7	$57.5	$300.2

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 1, 2018, for a description of the Company’s Basis of Presentation.

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

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018, with the cumulative impact on contracts not yet completed as of December 31, 2017 recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the three and six months ended June 30, 2018. A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type. The lower revenues reported in the three and six months ended 2018 to account for the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA) are shown separately in the tables below for informational purposes.

	Three Months Ended June 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$15.8	$27.5	$43.3
C&I	22.9	24.0	46.9
Other	2.4	2.9	5.3
Revenue Reductions – TCJA	(1.0)	(0.7)	(1.7)

Total Billed and Unbilled Revenue	40.1	53.7	93.8
Rate Adjustment Mechanism Revenue	(5.4)	(5.0)	(10.4)

Total Gas and Electric Operating Revenues	$34.7	$48.7	$83.4

	Three Months Ended June 30, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$15.0	$23.6	$38.6
C&I	20.3	20.6	40.9
Other	1.5	1.5	3.0

Total Billed and Unbilled Revenue	36.8	45.7	82.5
Rate Adjustment Mechanism Revenue	(4.8)	1.7	(3.1)

Total Gas and Electric Operating Revenues	$32.0	$47.4	$79.4

	Six Months Ended June 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$51.7	$62.0	$113.7
C&I	72.8	48.9	121.7
Other	9.5	5.9	15.4
Revenue Reductions – TCJA	(2.5)	(1.5)	(4.0)

Total Billed and Unbilled Revenue	131.5	115.3	246.8
Rate Adjustment Mechanism Revenue	(9.8)	(9.1)	(18.9)

Total Gas and Electric Operating Revenues	$121.7	$106.2	$227.9

	Six Months Ended June 30, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$45.9	$51.0	$96.9
C&I	62.3	40.7	103.0
Other	7.5	3.0	10.5

Total Billed and Unbilled Revenue	115.7	94.7	210.4
Rate Adjustment Mechanism Revenue	(8.9)	2.2	(6.7)

Total Gas and Electric Operating Revenues	$106.8	$96.9	$203.7

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

As discussed above, the Company adopted ASU 2014-09 in the first quarter of 2018. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized net, as a reduction from revenue, where those payments were previously recognized gross as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to Channel Partners for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to third parties for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.2 million and $0.3 million in the three months ended June 30, 2018 and 2017, respectively. Channel Partner payments were $0.5 million and $0.5 million in the six months ended June 30, 2018 and 2017, respectively.

If ASU 2014-09 had been in effect for the three and six months ended June 30, 2017, the result would have been corresponding reductions of $0.3 million and $0.5 million, respectively, in both “Other” in in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings as shown in the tables below.

	Three Months Ended June 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Other Operating Revenues ($ millions):	2018	2017
Usource Contract Revenue	$1.3	$1.4
Less: Revenue Sharing Payments	0.2	0.3

Total Other Operating Revenues	$1.1	$1.1

	Three Months Ended June 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Operation and Maintenance Expense ($ millions):	2018	2017
Operation and Maintenance Expense	$17.8	$16.2

	Six Months Ended June 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Other Operating Revenues ($ millions):	2018	2017
Usource Contract Revenue	$2.9	$3.1
Less: Revenue Sharing Payments	0.5	0.5

Total Other Operating Revenues	$2.4	$2.6

	Six Months Ended June 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Operation and Maintenance Expense ($ millions):	2018	2017
Operation and Maintenance Expense	$35.1	$32.0

Retirement Benefit Costs – The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) and the Unitil Corporation Supplemental Executive Retirement Plan (SERP Plan).The net periodic benefit costs associated with these benefit plans consist of service cost and other components (See Note 9 to the Consolidated Financial Statements). In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715) which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended June 30, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. The change in presentation for three and six months ended June 30, 2018 resulted in a reduction of “Operations and Maintenance” and an increase in “Other Expense (Income), net” on the Consolidated Statements of Earnings for the prior periods. There are $1.3 million and $1.1 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the three months ended June 30, 2018 and June 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery. There are $2.9 million and $2.7 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the six months ended June 30, 2018 and June 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery.

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

Cash and Cash Equivalents – Cash and Cash Equivalents include all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2018, June 30, 2017 and December 31, 2017, the Unitil subsidiaries had deposited $2.2 million, $2.0 million and $2.9 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of June 30, 2018, June 30, 2017 and December 31, 2017.

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

The Allowance for Doubtful Accounts as of June 30, 2018, June 30, 2017 and December 31, 2017, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	June 30,		December 31,
	2018	2017	2017
Allowance for Doubtful Accounts	$1.4	$1.4	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2018, June 30, 2017 and December 31, 2017.

	June 30,		December 31,
Accrued Revenue ($ millions)	2018	2017	2017
Regulatory Assets – Current	$21.2	$29.1	$39.5
Unbilled Revenues	8.5	7.5	13.8

Total Accrued Revenue	$29.7	$36.6	$53.3

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2018, June 30, 2017 and December 31, 2017.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2018	2017	2017
Northern Utilities	$5.2	$5.5	$5.4
Fitchburg	0.3	0.4	0.4

Total Exchange Gas Receivable	$5.5	$5.9	$5.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2017, June 30, 2016 and December 31, 2016.

	June 30,		December 31,
Gas Inventory ($ millions)	2018	2017	2017
Natural Gas	$0.2	$0.2	$0.4
Propane	0.3	0.2	0.1
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.6	$0.5	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2018, June 30, 2017 and December 31, 2017, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $87.8 million, $82.3 million, and $84.3 million, respectively.

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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2018	2017	2017
Retirement Benefits	$86.7	$75.9	$84.5
Energy Supply & Other Rate Adjustment Mechanisms	19.0	25.4	36.0
Deferred Storm Charges	6.8	7.7	7.2
Environmental	9.0	10.2	9.5
Income Taxes	6.1	7.0	6.5
Other	4.3	5.8	5.4

Total Regulatory Assets	$131.9	$132.0	$149.1
Less: Current Portion of Regulatory Assets(1)	21.2	29.1	39.5

Regulatory Assets – noncurrent	$110.7	$102.9	$109.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2018	2017	2017
Rate Adjustment Mechanisms	$14.2	$13.1	$6.9
Gas Pipeline Refund (Note 6)	—	3.5	2.3
Income Taxes (Note 8)	47.1	—	48.9

Total Regulatory Liabilities	61.3	16.6	58.1
Less: Current Portion of Regulatory Liabilities	14.2	16.6	9.2

Regulatory Liabilities – noncurrent	$47.1	$—	$48.9

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2018 are $0.1 million of deferred storm charges to be recovered over the next year and $6.3 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of June 30, 2018, June 30, 2017 and December 31, 2017 the Company had zero, 1.2 billion and 0.6 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of June 30, 2018, June 30, 2017 and December 31, 2017, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0, $0.1 million and less than $0.1 million, respectively.

Investments in Marketable Securities – The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s SERP Plan (See further discussion of the SERP Plan in Note 9.)

At June 30, 2018, June 30, 2017 and December 31, 2017, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.2 million, $3.4 million and $3.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense (Income), net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2018	2017	2017
Equity Funds	$2.9	$1.9	$2.1
Fixed Income Funds	2.3	1.5	1.5

Total Marketable Securities	$5.2	$3.4	$3.6

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded on the Company’s Consolidated Balance Sheets. The current portion of these obligations is recorded as Energy Supply Obligations and the noncurrent portion is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2018	2017	2017
Current:
Exchange Gas Obligation	$5.2	$5.5	$5.4
Renewable Energy Portfolio Standards	3.9	4.5	4.0
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	9.4	10.3	9.7
Noncurrent:
Power Supply Contract Divestitures	0.8	1.1	0.9

Total Energy Supply Obligations	$10.2	$11.4	$10.6

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

Recently Issued Pronouncements – In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, “Compensation – Stock Compensation (Topic 718) which amends the existing guidance relating to the accounting for nonemployee share-based payments. Under this ASU, most of the guidance on share-based payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU in the second quarter of 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

Subsequent Events – The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events, other than entering into its Second Amended and Restated Credit Agreement and related documents, as discussed below, that would result in adjustment to or disclosure in its unaudited consolidated financial statements.

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. and the other lenders that are parties thereto (the “Second Amended Credit Facility”) and related documents. The Second Amended Credit Facility amends and restates the Amended and Restated Credit Agreement among Bank of America, N.A. and the other lenders that are parties thereto (the “Credit Facility”). The Second Amended Credit Facility maintains the current borrowing limit of $120 million under the Credit Facility. The other terms and conditions of the Second Amended Credit Facility, including affirmative and negative covenants, are generally substantially similar to those of the Credit Facility except that, among other things, (i) the Company may borrow under the Second Amended Credit Facility until July 25, 2023, subject to two one-year extensions under certain circumstances, (ii) the Company may increase the borrowing limit under the Second Amended Credit Facility by up to $50 million under certain circumstances and (iii) the Second Amended Credit Facility decreases the Applicable Margin (as defined in the Second Amended Credit Facility) from 1.25% to 1.125%.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/25/18	08/29/18	08/15/18	$0.365
04/25/18	05/29/18	05/15/18	$0.365
01/30/18	02/28/18	02/14/18	$0.365

10/25/17	11/29/17	11/15/17	$0.360
07/26/17	08/29/17	08/15/17	$0.360
04/26/17	05/30/17	05/16/17	$0.360
01/25/17	02/28/17	02/14/17	$0.360

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and six months ended June 30, 2018 and June 30, 2017 and as of December 31, 2017 (millions):

	Gas	Electric	Non- Regulated	Other	Total

Three Months Ended June 30, 2018
Revenues:
Billed and Unbilled Revenue	$40.1	$53.7	$—	$—	$93.8
Rate Adjustment Mechanism Revenue	(5.4)	(5.0)	—	—	(10.4)
Other Operating Revenue – Non-Regulated	—	—	1.1	—	1.1

Total Operating Revenues	$34.7	$48.7	$1.1	$—	$84.5

Segment Profit (Loss)	(0.3)	2.7	0.2	1.0	3.6
Capital Expenditures	18.6	7.6	—	0.9	27.1

Three Months Ended June 30, 2017
Revenues	$32.0	$47.4	$1.4	$—	$80.8
Segment Profit (Loss)	0.1	3.1	0.1	(0.2)	3.1
Capital Expenditures	17.0	5.5	—	4.9	27.4

Six Months Ended June 30, 2018
Revenues:
Billed and Unbilled Revenue	$131.5	$115.3	$—	$—	$246.8
Rate Adjustment Mechanism Revenue	(9.8)	(9.1)	—	—	(18.9)
Other Operating Revenue – Non-Regulated	—	—	2.4	—	2.4

Total Operating Revenues	$121.7	$106.2	$2.4	$—	$230.3

Segment Profit	12.3	5.7	0.6	0.6	19.2
Capital Expenditures	22.2	13.6	—	1.4	37.2
Segment Assets	703.2	479.3	6.4	45.7	1,234.6

Six Months Ended June 30, 2017
Revenues	$106.8	$96.9	$3.1	$—	$206.8
Segment Profit	10.0	5.2	0.5	(0.2)	15.5
Capital Expenditures	22.7	13.8	—	8.4	44.9
Segment Assets	637.0	446.4	7.1	47.2	1,137.7

As of December 31, 2017
Segment Assets	$714.3	$476.9	$6.7	$44.0	$1,241.9

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2018, June 30, 2017 and December 31, 2017 are shown below:

($ millions)	June 30,		December 31,
	2018	2017	2017
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	10.0	15.0	15.0
8.49% Senior Secured Notes, Due October 14, 2024	7.5	9.0	7.5
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	7.6	9.5	7.6
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	—	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	—	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	10.0	20.0	10.0
5.29% Senior Notes, Due March 2, 2020	16.6	25.0	25.0
3.52% Senior Notes, Due November 1, 2027	20.0	—	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	—	30.0
Granite State:
7.15% Senior Notes, Due December 15, 2018	3.3	6.7	3.3
3.72% Senior Notes, Due November 1, 2027	15.0	—	15.0

Total Long-Term Debt	396.0	336.2	409.4
Less: Unamortized Debt Issuance Costs	3.2	2.8	3.3

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	392.8	333.4	406.1
Less: Current Portion	29.7	29.9	29.8

Total Long-term Debt, Less Current Portion	$363.1	$303.5	$376.3

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

($ millions)	June 30,		December 31,
	2018	2017	2017
Estimated Fair Value of Long-Term Debt	$420.5	$381.5	$457.1

Credit Arrangements

On October 4, 2013, the Company entered into an Amended and Restated Credit Agreement (as further amended and restated, modified or supplemented from time to time prior to the date of this Form 10-Q, the “Credit Facility”). The Credit Facility is a revolving facility that terminates October 4, 2020 and provides for a borrowing limit of $120 million which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.25%. Provided there is no event of default under the Credit Facility, the Company may on a one-time basis request an increase in the aggregate commitments under the Credit Facility by an aggregate additional amount of up to $30 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $135.3 million for the six months ended June 30, 2018. Total gross repayments were $136.2 million for the six months ended June 30, 2018. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2018, June 30, 2017 and December 31, 2017:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$37.4	$79.2	$38.3
Letters of Credit Outstanding	$0.0	$1.1	$0.0

Available	$82.6	$39.7	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil Corporation’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2018, June 30, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. and the other lenders that are parties thereto, which amended and restated the Credit Facility. (See also “Subsequent Events” in Note 1.)

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 3.3% and 2.3% for the three months ended June 30, 2018 and June 30, 2017, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

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

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of June 30, 2018, there are $2.7 million of current and $3.7 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.3 million, $5.6 million and $8.5 million of natural gas storage inventory at June 30, 2018, June 30, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2018 and payable in July 2018 is $1.0 million and is recorded in Accounts Payable at June 30, 2018. The amount of natural gas inventory released in June 2017 and payable in July 2017 was $0.1 million and was recorded in Accounts Payable at June 30, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2018, there were approximately $5.9 million of guarantees outstanding and the longest term guarantee extends through August 2018.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of June 30, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,114,551,14,815,585 and 14,866,588 shares of common stock outstanding at June 30, 2017, December 31, 2017 and June 30, 2018, respectively.

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

Dividend Reinvestment and Stock Purchase Plan - During the first six months of 2018, the Company sold 14,277 shares of its common stock, at an average price of $45.50 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $649,600. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 29, 2018, 37,510 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 90,882 and 89,705 non-vested shares under the Stock Plan as of June 30, 2018 and 2017, respectively. The weighted average grant date fair value of these shares was $41.93 and $39.55, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.9 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was approximately $1.2 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. During the six months ended June 30, 2018 there were 784 shares of Restricted Shares forfeited. There were no cancellations under the Stock Plan during the six months ended June 30, 2018.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units. Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2018 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2017	52,224	$36.22
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	850	$45.05
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2018	53,074	$36.36

There were 44,028 Restricted Stock Units outstanding as of June 30, 2017 with a weighted average stock price of $33.60. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2018, June 30, 2017 and December 31, 2017 is $1.2 million, $0.9 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2018, June 30, 2017 and December 31, 2017. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2018 and June 30, 2017, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2017 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2018.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has issued procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has also opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State (described below). The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

In Maine, Northern Utilities’ Maine division recently completed a base rate case (described below). The MPUC’s final order in that docket incorporated the lower tax rates in the calculation of rates for the Company.

Similarly, in New Hampshire, Northern Utilities’ New Hampshire division recently completed a base rate case proceeding (described below). The NHPUC’s final order in that docket approved a comprehensive settlement agreement among the Company, the Staff of the Public Utilities Commission and the Office of Consumer Advocate which included the effect of the tax changes in the calculation of the revenue requirement. With respect to Unitil Energy, on April 30, 2018 the NHPUC approved the Company’s annual step increase pursuant to the provisions of its last base rate case, which included adjustments to account for the TCJA’s income tax changes.

In Massachusetts, the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. The MDPU will address the refund of excess accumulated deferred income taxes in phase two of its investigation.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order approving a settlement between Unitil Energy, NHPUC Staff and the Office of Consumer Advocate providing for a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures as defined under the rate plan. On April 30, 2018, the NHPUC approved Unitil Energy’s second step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg – Base Rates – Electric – On April 29, 2016 the MDPU issued an order approving a $2.1 million increase in Fitchburg’s electric base revenue decoupling target, effective May 1, 2016. As part of its order, the MDPU approved, with modifications, Fitchburg’s request for an annual capital cost recovery mechanism, which allows for increases to target revenues to recover the revenue requirement associated with capital additions as defined under the mechanism. In 2016, Fitchburg filed its first compliance report on capital investments for calendar year 2015. The MDPU approved the recovery of approximately $0.5 million, effective January 1, 2017, subject to further investigation and reconciliation. On December 18, 2017, the MDPU approved Fitchburg’s calendar year 2015 capital investments and associated revenue requirements for recovery. On June 29, 2017, Fitchburg filed its compliance report on capital investments for calendar year 2016. On December 20, 2017, the MDPU approved the recovery of approximately $0.4 million, effective January 1, 2018, subject to further investigation and reconciliation. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017.

Fitchburg – Electric Grid Modernization – In December 2013, the MDPU opened an investigation into Modernization of the Electric Grid. The stated objective of the Grid Modernization proceeding is to ensure that the electric distribution companies “adopt grid modernization policies and practices.” In June 2014, the MDPU issued its first Grid Modernization order, setting forth a requirement that each electric distribution company submit a ten-year strategic Grid Modernization Plan (GMP). As part of the GMP, each company must include a five-year Short-Term Investment Plan (STIP), which must include an approach to achieving advanced metering functionality within five years of the Department’s approval of the GMP. The filing of a GMP is a recurring obligation and must be updated as part of subsequent base distribution rate cases, which by statute must occur no less often than every five years. Capital investments contained in the STIP are eligible for pre-authorization, meaning that the MDPU will not revisit in later filings whether the Company should have proceeded with these investments. Fitchburg and the Commonwealth’s three other electric distribution companies filed their initial GMPs on August 19, 2015. On May 10, 2018, the MDPU issued an order approving a three year plan for 2018 to 2020 with a spending cap of $4.4 million for Fitchburg. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies are to file compliance filings by August 8, 2018 which shall include 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the three-year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Cost recovery filings will be due February 15 for rates effect April 1. Annual reports will be due April 1 for the prior calendar year and the first term report will be due April 1, 2021. The next plan is due July 1, 2020 for the three year term 2021 to 2023, and shall include a five year strategic plan for 2021 – 2025.

Fitchburg – Solar Generation – On August 19, 2016, Fitchburg filed a petition with the MDPU seeking approval to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts, including a cost recovery mechanism to share the costs and benefits of the project among all Fitchburg customers. On November 9, 2016, the MDPU approved a Settlement Agreement supporting the proposal, which was reached among the Company, the Attorney General of Massachusetts, and the Low-Income Weatherization and Fuel Assistance Program Network. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation.

Fitchburg – Base Rates – Gas – Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case providing for an annual increase in revenue of $1.6 million effective May 1, 2016, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target which promotes revenue stability and mitigates economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg – Gas System Enhancement Program – On October 31, 2017, Fitchburg submitted its annual filing under its gas system enhancement program to recover the revenue requirements associated with its projected capital additions in 2018 as defined under the program. The filing sought approval to collect an additional $0.9 million of annual revenue requirements. As part of the filing, the Company requested to permanently change the revenue requirements cap to 3% as part of its tariff. On April 30, 2018, the MDPU approved recovery of the projected 2018 revenue requirements, subject to reconciliation and a cap of 1.5% on the change in revenue requirement to be billed in any given year. The cap resulted in approval of an additional $0.4 million of annual revenue requirements to be billed effective May 1, 2018 with the remaining $0.9 million of annual revenue requirements deferred for billing in future periods. In its May 1, 2018 annual reconciliation filing for 2017 revenue requirements, the Company requested that the MDPU waive the 1.5% revenue requirement cap and provide for full recovery of any under-collections. This matter remains pending.

Northern Utilities – Base Rates – Maine – On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities pending base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense, reducing the Company’s annual operating costs by approximately $0.5 million, and addressed a number of other issues, including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s TAB Program and TIRA mechanism. The new rates and other changes became effective on March 1, 2018. On March 16, 2018, the Company filed a Motion for Clarification requesting the MPUC clarify its Order in light of what the Company believes to be an inadvertent inconsistency with the Order regarding 2016 TIRA Eligible Facilities, rate base and related annual revenue adjustments. This matter remains pending.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement among the Company, the NHPUC Staff and the Office of the Consumer Advocate in the Company’s pending rate case. The agreement provides for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018). Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Granite State – Base Rates – On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA. The settlement also provides that Granite State may not file a general (Section 4) rate case prior to April 30, 2019.

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding – In May 2015, the NHPUC opened a proceeding to establish an Energy Efficiency Resource Standard (EERS), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. On April 27, 2016, a comprehensive settlement agreement was filed by the parties, including Unitil Energy and Northern Utilities, which was approved by the NHPUC on August 2, 2016. The settlement provides for: extending the 2014-2016 Core program an additional year (through 2017); establishing an EERS; establishing a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs; and approving the performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs. In accordance with the Settlement, on September 1, 2017, the New Hampshire electric and gas utilities jointly filed a Statewide Energy Efficiency Plan for the period 2018-2020. The Settlement and the Statewide Energy Efficiency Plan for the period 2018-2020 were approved on January 2, 2018.

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

Fitchburg – Electric Restructuring – On November 1, 2017, Fitchburg submitted its 2017 annual reconciliation of costs and revenues for transition and transmission under its restructuring plan, including the reconciliation of costs and revenues for a number of other surcharges and cost factors, for review and approval by the MDPU. All of the rates were given final approval by the MDPU on December 28, 2017, effective January 1, 2018.

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

Fitchburg – Energy Diversity – Massachusetts Governor Baker signed into law H.4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. Final selection of projects concluded in the first quarter of 2018, contracts were signed in June 2018 and preparation of the regulatory approval filing is underway. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017 and project proposals were received on December 20, 2017. Final selection of projects was made in late May 2018 and contract negotiation is underway.

Fitchburg – Clean Energy RFP – Pursuant to Section 83a of the Green Communities Act in Massachusetts and similar clean energy directives established in Connecticut and Rhode Island, state agencies and the electric distribution companies in the three states, including Fitchburg, issued an RFP for clean energy resources (including Class I renewable generation and large hydroelectric generation) in November 2015. The RFP sought proposals for clean energy and transmission projects that can deliver new renewable energy to the three states. Project proposals were received in January 2016. Selection of contracts concluded during the fourth quarter of 2016 and contract negotiations concluded during the second quarter of 2017. On September 20, 2017, Fitchburg, along with the other three EDCs, filed for approval of the purchase power agreements which were negotiated as a result of the joint solicitation. A hearing on the merits was held in February 2018. The MDPU approved the agreements on June 15, 2018.

Fitchburg – Other – On August 25, 2017, the Massachusetts Department of Energy Resources (DOER) issued its final Solar Massachusetts Renewable Target (SMART) Program regulations. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. Hearings on the merits were held in late March and early April 2018. This filing remains pending. In the interim, the current program for solar renewable energy credits, known as SREC-II, remains in effect for all eligible solar facilities.

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

FERC Transmission Formula Rate Proceedings – Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to these formula rates, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed return on equity component of the formula rates. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court, (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint seeks an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Company continues to believe these claims are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2017 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2018.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2018, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the Maine Department of Environmental Protection (ME DEP) and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of all sites, though on site monitoring continues and it is possible that future activities may be required. Supplemental remediation at the Exeter and Somersworth MGP sites commenced in the second quarter of 2018. Activities have been completed at the Somersworth MGP site, and Northern Utilities anticipates remediation completion at the Exeter MGP site by the third quarter of 2018.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2018 and 2017.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Six months ended June 30,
	2018	2017	2018	2017	2018	2017
Total Balance at Beginning of Period	$0.1	$0.1	$2.0	$1.9	$2.1	$2.0
Additions	—	—	0.5	0.3	0.5	0.3
Less: Payments / Reductions	0.1	—	0.4	0.1	0.5	0.1

Total Balance at End of Period	—	0.1	2.1	2.1	2.1	2.2

Less: Current Portion	—	0.1	0.6	0.4	0.6	0.5

Noncurrent Balance at End of Period	$—	$—	$1.5	$1.7	$1.5	$1.7

NOTE 8: INCOME TAXES

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with GAAP Accounting Standard 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation.

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

Following the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118—“Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. The Company’s regulators and the IRS are each expected to issue guidance in future periods that will determine the final disposition of the re-measurement of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of the TCJA and resolution of TCJA matters with the Company’s regulators may change the amounts estimated.

In addition to the excess $47.1 million ADIT amounts the Company expects to flow through to customers in utility rates, as noted above, there was $1.8 million of excess ADIT at December 31, 2017, related to the implementation of the new federal tax rate of the TCJA, which had not been previously collected from customers through utility rates. The Company will recognize a benefit in its tax provision as the underlying book/tax temporary differences reverse in the current and future periods.

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

As of December 31, 2017, the Company had recorded cumulative federal and state NOLC assets of $12.7 million to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. In addition, at December 31, 2017, the Company had $3.5 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable. In assessing the near-term use of NOLCs and tax credits, the Company evaluates the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income available in carryback years. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company expects to utilize all of its NOLCs by December 31, 2020 prior to their expiration in 2029.

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

The Company evaluated its tax positions at June 30, 2018 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2014; December 31, 2015; and December 31, 2016.

The Company bills its customers for sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP Plan) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 1, 2018 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2018	2017
Used to Determine Plan Costs
Discount Rate	3.60%	4.10%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2025

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended June 30,	2018	2017	2018	2017	2018	2017
Service Cost	$848	$823	$733	$743	$122	$115
Interest Cost	1,469	1,515	851	979	101	98
Expected Return on Plan Assets	(1,946)	(1,834)	(409)	(336)	—	—
Prior Service Cost Amortization	81	65	327	349	47	47
Actuarial Loss Amortization	1,447	1,155	346	525	122	74

Sub-total	1,899	1,724	1,848	2,260	392	334
Amounts Capitalized and Deferred	(908)	(808)	(885)	(1,154)	(113)	(99)

Net Periodic Benefit Cost Recognized	$991	$916	$963	$1,106	$279	$235

	Pension Plan		PBOP Plan		SERP Plan
Six Months Ended June 30,	2018	2017	2018	2017	2018	2017
Service Cost	$1,696	$1,647	$1,466	$1,487	$244	$230
Interest Cost	2,938	3,029	1,702	1,957	202	196
Expected Return on Plan Assets	(3,892)	(3,653)	(818)	(673)	—	—
Prior Service Cost Amortization	162	131	654	699	94	94
Actuarial Loss Amortization	2,894	2,331	692	1,049	244	148

Sub-total	3,798	3,485	3,696	4,519	784	668
Amounts Capitalized and Deferred	(1,628)	(1,470)	(1,627)	(2,191)	(226)	(198)

Net Periodic Benefit Cost Recognized	$2,170	$2,015	$2,069	$2,328	$558	$470

Employer Contributions

As of June 30, 2018, the Company had made $1.2 million and $2.0 million of contributions to its Pension and PBOP Plans, respectively, in 2018. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2018 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs. The Company currently intends to make a contribution of approximately $15 million to its Pension Plan for the remainder of 2018.

As of June 30, 2018, the Company had made $65,700 of benefit payments under the SERP Plan in 2018. The Company presently anticipates making an additional $333,500 of benefit payments under the SERP Plan in 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2018 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2018.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2018, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $92,700 in value of shares have been purchased or, if sooner, on May 1, 2019.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/18 – 4/30/18	—	—	—	$1,856
5/1/18 – 5/31/18	—	—	—	$92,700
6/1/18 – 6/30/18	160	$48.00	160	$85,020

Total	160	$48.00	160

Item 5.	Other Information

On July 26, 2018, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2018. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 26, 2018 Announcing Earnings For the Quarter Ended June 30, 2018.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 26, 2018	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: July 26, 2018	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer