Form 10-Q
period 2018-09-30
UNITIL CORP
filed 2018-10-25
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2018
Common Stock, No par value	14,872,955 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2018

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

Unitil had an investment in Net Utility Plant of $1,022.3 million at September 30, 2018. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

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

In Massachusetts, the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. The MDPU will address the refund of excess accumulated deferred income taxes in phase two of its investigation. An order is pending.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC approved a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s second step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg – Base Rates – Electric – Fitchburg’s last base rate order from the MDPU, issued in April 2016, included the approval of an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. While a number of the capital cost recovery filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. This matter remains pending.

Fitchburg – Electric Grid Modernization – On May 10, 2018, the MDPU issued an order approving a three year grid modernization investment plan for Fitchburg for the period 2018 through 2020 with a spending cap of $4.4 million. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies in Massachusetts jointly filed compliance filings in August 2018 including 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the three-year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Approval of these filings is pending. The next three year investment plan is due July 1, 2020 for the period 2021 through 2023, and is required to include a five year strategic plan for 2021 – 2025.

Fitchburg – Solar Generation – On November 9, 2016, the MDPU approved Fitchburg’s petition to develop a 1.3 MW solar generation facility located on Company property in Fitchburg Massachusetts. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the Company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation. A final order is pending.

Fitchburg – Base Rates – Gas – Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg – Gas System Enhancement Program – Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation.

Northern Utilities – Base Rates – Maine – On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities pending base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense, reducing the Company’s annual operating costs by approximately $0.5 million, and addressed a number of other issues, including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s Targeted Area Build-out (TAB) Program and Targeted Infrastructure Replacement Adjustment (TIRA) mechanism. The new rates and other changes became effective on March 1, 2018.

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism, with adjustment, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a TAB program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (described above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case will be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Northern Utilities – Franchise Extensions – New Hampshire – On October 3, 2018, the NHPUC granted Northern Utilities authority to expand its previously limited franchise to provide natural gas service in the Towns of Kingston and Atkinson, New Hampshire to serve new industrial, commercial and residential customers. Northern Utilities has also petitioned the NHPUC to extend its franchise into the Town of Epping, New Hampshire, where new commercial and residential developments present the Company with opportunities for growth. The franchise petition for service to the Town of Epping remains pending.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2018 and September 30, 2017 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $2.8 million, or $0.19 per share, for the third quarter of 2018, an increase of $0.5 million, or $0.03 per share, compared to the third quarter of 2017. For the nine months ended September 30, 2018, the Company reported Net Income of $22.0 million, or $1.49 per share, an increase of $4.2 million, or $0.22 per share, compared to the same nine month period in 2017. The increases in earnings in 2018 were driven by higher sales margins, reflecting: customer growth, favorable impacts of weather on unit sales and new distribution rates. Also, earnings per share reflect a higher number of shares outstanding due to the issuance of 690,000 common shares on December 14, 2017, discussed below in Note 5 to the Consolidated Financial Statements.

Natural gas sales margins were $17.6 million and $80.4 million in the three and nine months ended September 30, 2018, respectively, increases of $0.8 million and $5.1 million, respectively, compared to the same periods in 2017. Gas sales margin in the first nine months of 2018 was positively affected by higher natural gas distribution revenues of $5.9 million, partially offset by lower revenues of $2.9 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring adjustments to increase both Gas Operating Revenues and Operation and Maintenance (O&M) expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margin in the first nine months of 2018 also reflects the positive effect of colder winter weather and customer growth on sales volume of $2.1 million.

Natural gas therm sales decreased 2.9% and increased 5.5% in the three and nine month periods ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in gas therm sales in the Company’s service areas in the nine month period was driven by customer growth and a colder winter in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 9% more Heating Degree Days (HDD) in the first nine months of 2018 compared to the same period in 2017. As of September 30, 2018, the number of total natural gas customers served has increased by approximately 1,200 over the last year.

Electric sales margins were $25.9 million and $70.5 million in the three and nine months ended September 30, 2018, respectively, increases of $1.1 million and $0.4 million, respectively, compared to the same periods in 2017. Electric sales margin in the first nine months of 2018 was positively affected by higher electric distribution revenues of $2.5 million, partially offset by lower revenues of $2.1 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. Electric sales margin in the current period was also positively affected by warmer-than-average summer temperatures and customer growth of $1.4 million. These positive impacts on electric sales margin were partially offset by the absence in the current period of a one-year $1.4 million temporary rate reconciliation adjustment recognized in 2017 Electric Operating Revenues by the Company’s New Hampshire electric utility.

Total electric kilowatt-hour (kWh) sales increased 3.4% and 4.2%, respectively, in the three and nine month periods ended September 30, 2018 compared to the same periods in 2017. The increase in the nine month period reflects customer growth, the favorable impacts of weather on unit sales and higher usage by industrial customers for production purposes. Based on weather data collected in the Company’s electric service areas, there were 48.7% more Cooling Degree Days (CDD) in the third quarter of 2018 compared to the same period in 2017. As of September 30, 2018, the number of total electric customers served has increased by approximately 575 over the last year.

O&M expenses decreased $0.5 million and increased $2.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three month period reflects lower professional fees of $0.5 million and lower labor costs of $0.3 million, partially offset by higher utility operating costs of $0.3 million. The increase in the nine month period reflects higher labor costs of $1.5 million and higher utility operating costs of $1.9 million, offset by lower professional fees of $1.3 million. The higher utility operating costs in the nine month period include a non-recurring temporary rate adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue.

Depreciation and Amortization expense increased $1.6 million and $2.2 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases reflect higher utility plant in service and higher amortization of information technology costs, partially offset by lower amortization of deferred major storm costs which were being amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes increased $0.6 million and $0.9 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service and higher payroll taxes.

Interest Expense, net increased $0.2 million and $0.8 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases primarily reflect interest on higher levels of long-term debt.

At its January 2018, April 2018, July 2018 and October 2018 meetings, Unitil’s Board of Directors declared quarterly dividends on the Company’s common stock of $0.365 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.46 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2018 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas decreased 2.9% and increased 5.5% in the three and nine month periods ended September 30, 2018, respectively, compared to the same periods in 2017. In the third quarter of 2018, sales to Residential and C&I customers decreased 10.7% and 2.0%, respectively, compared to the same period in 2017, reflecting warmer late summer and early fall weather in 2018, partially offset by customer growth. For the nine months ended September 30, 2018, sales to Residential and C&I customers increased 7.2% and 5.0%, respectively, compared to the same period in 2017. The increase in gas therm sales in the Company’s service areas in the nine month period was driven by customer growth and a colder winter in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 9% more HDD in the first nine months of 2018 compared to the same period in 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 2.0% in the first nine months of 2018 compared to the same period in 2017. As of September 30, 2018, the number of total natural gas customers served has increased by approximately 1,200 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2018 and 2017, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Residential	2.5	2.8	(0.3)	(10.7%)	35.9	33.5	2.4	7.2%
Commercial / Industrial	23.9	24.4	(0.5)	(2.0%)	132.3	126.0	6.3	5.0%

Total	26.4	27.2	(0.8)	(2.9%)	168.2	159.5	8.7	5.5%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2018 and 2017:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Gas Operating Revenue:
Residential	$9.2	$9.1	$0.1	1.1%	$58.9	$53.4	$5.5	10.3%
Commercial / Industrial	16.5	16.0	0.5	3.1%	88.5	78.5	10.0	12.7%

Total Gas Operating Revenue	$25.7	$25.1	$0.6	2.4%	$147.4	$131.9	$15.5	11.8%

Cost of Gas Sales	$8.1	$8.3	$(0.2)	(2.4%)	$67.0	$56.6	$10.4	18.4%

Gas Sales Margin	$17.6	$16.8	$0.8	4.8%	$80.4	$75.3	$5.1	6.8%

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

Natural gas sales margins were $17.6 million and $80.4 million in the three and nine months ended September 30, 2018, respectively, increases of $0.8 million and $5.1 million, respectively, compared to the same periods in 2017. Gas sales margin in the third quarter of 2018 was positively affected by higher natural gas distribution revenues of $1.1 million, partially offset by lower revenue of $0.4 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period. Gas sales margin in the third quarter of 2018 also reflects the effect of customer growth on sales volume of $0.1 million.

Gas sales margin in the first nine months of 2018 was positively affected by higher natural gas distribution revenues of $5.9 million, partially offset by lower revenue of $2.9 million to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring adjustments to increase both Gas Operating Revenues and O&M expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margin in the first nine months of 2018 also reflects the positive effect of colder winter weather and customer growth on sales volume of $2.1 million.

The increase in Total Gas Operating Revenues of $0.6 million in the three months ended September 30, 2018 compared to the same period in 2017 reflects higher natural gas distribution rates and customer growth, partially offset by lower natural gas sales volumes, lower revenue related to the TCJA, discussed above, and lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers. The increase in Total Gas Operating Revenues of $15.5 million in the nine months ended September 30, 2018 compared to the same period in 2017 reflects higher natural gas distribution rates, customer growth, higher natural gas sales volumes and higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by lower revenue related to the TCJA, discussed above.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – Unitil’s total electric kWh sales increased 3.4% and 4.2%, respectively, in the three and nine month periods ended September 30, 2018 compared to the same periods in 2017. In the third quarter of 2018, sales to Residential and C&I customers increased 9.2% and decreased 0.4%, respectively, compared to the same period in 2017, reflecting warmer-than-average summer temperatures in 2018 and customer growth. For the nine months ended September 30, 2018, sales to Residential and C&I customers increased 6.3% and 2.7%, respectively, compared to the same period in 2017, reflecting customer growth, the favorable impacts of weather on unit sales and higher usage by industrial customers for production purposes. Based on weather data collected in the Company’s electric service areas, there were 48.7% more CDD in the third quarter of 2018 compared to the same period in 2017 and 9.0% more HDD in the first nine months of 2018 compared to the same period in 2017. As of September 30, 2018, the number of total electric customers served has increased by approximately 575 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and nine months ended September 30, 2018 and 2017 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change	% Change	2018	2017	Change	% Change
Residential	195.0	178.5	16.5	9.2%	527.8	496.4	31.4	6.3%
Commercial / Industrial	268.3	269.5	(1.2)	(0.4%)	755.9	735.9	20.0	2.7%

Total	463.3	448.0	15.3	3.4%	1,283.7	1,232.3	51.4	4.2%

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2018 and 2017:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Electric Operating Revenue:
Residential	$35.5	$32.2	$3.3	10.2%	$95.7	$86.9	$8.8	10.1%
Commercial / Industrial	25.9	25.3	0.6	2.4%	71.9	67.5	4.4	6.5%

Total Electric Operating Revenue	$61.4	$57.5	$3.9	6.8%	$167.6	$154.4	$13.2	8.5%

Cost of Electric Sales	$35.5	$32.7	$2.8	8.6%	$97.1	$84.3	$12.8	15.2%

Electric Sales Margin	$25.9	$24.8	$1.1	4.4%	$70.5	$70.1	$0.4	0.6%

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

Electric sales margins were $25.9 million and $70.5 million in the three and nine months ended September 30, 2018, respectively, increases of $1.1 million and $0.4 million, respectively, compared to the same periods in 2017. Electric sales margin in the third quarter was positively affected by higher electric distribution revenues of $0.8 million, partially offset by lower revenue of $0.6 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. The reduction in revenues related to the TCJA also reflects a lower provision for income taxes in the period. Electric sales margin in the current period was also positively affected by warmer-than-average summer temperatures and customer growth on sales volume of $0.9 million.

Electric sales margin in the first nine months of 2018 was positively affected by higher electric distribution revenues of $2.5 million, partially offset by lower revenues of $2.1 million in 2018 to account for the reduction in rates due to the lower corporate income tax rate of 21% under the TCJA. Electric sales margin in the current period was also positively affected by warmer-than-average summer temperatures and customer growth of $1.4 million. These positive impacts on electric sales margin were partially offset by the absence in the current period of a one-year $1.4 million temporary rate reconciliation adjustment recognized in 2017 Electric Operating Revenues by the Company’s New Hampshire electric utility.

The increase in Total Electric Operating Revenues of $3.9 million in the third quarter of 2018 reflects higher electric distribution rates and higher cost of electric sales, which are tracked and reconciled to costs as a pass-through to customers, partially offset by lower revenue related to the TCJA, discussed above.

The increase in Total Electric Operating Revenues of $13.2 million in the first nine months of 2018 reflects higher electric distribution rates and higher cost of electric sales, which are tracked and reconciled to costs as a pass-through to customers, partially offset by a non-recurring adjustment in the second quarter of 2017 to increase revenue by $1.4 million related to the completion of a base rate case and lower revenue related to the TCJA, discussed above.

Operating Revenue – Other

The following table details total Other Revenue for the three and nine months ended September 30, 2018 and 2017:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other	$1.1	$1.4	$(0.3)	(21.4%)	$3.5	$4.5	$(1.0)	(22.2%)

Total Other Revenue	$1.1	$1.4	$(0.3)	(21.4%)	$3.5	$4.5	$(1.0)	(22.2%)

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

Usource’s revenues decreased $0.3 million, or 21.4%, and $1.0 million, or 22.2%, in the three and nine months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily as a result of the adoption of a new accounting standard.

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized as a reduction from revenue, where those payments were previously recognized as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to third parties for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to Channel Partners for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.3 million and $0.3 million in the three months ended September 30, 2018 and 2017, respectively. Channel Partner payments were $0.8 million and $0.8 million in the nine months ended September 30, 2018 and 2017, respectively.

If ASU 2014-09 had been in effect for the three and nine months ended September 30, 2017, the result would have been corresponding reductions of $0.3 million and $0.8 million, respectively, in both “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings.

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $0.2 million, or 2.4%, and increased $10.4 million, or 18.4%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three month period primarily reflects lower sales of natural gas and lower wholesale natural gas prices, partially offset by a decrease in the amount of natural gas purchased by customers directly from third-party suppliers. The increase in the nine month period reflects higher sales of natural gas and higher wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $2.8 million, or 8.6% and $12.8 million, or 15.2% in the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase in the three month period reflects higher electric sales and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The increase in the nine month period reflects higher electric sales, higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

O&M expense includes gas and electric utility operating costs, and the operating costs of the Company’s corporate and other business activities. Total O&M expenses decreased $0.5 million and increased $2.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three month period reflects lower professional fees of $0.5 million and lower labor costs of $0.3 million, partially offset by higher utility operating costs of $0.3 million. The increase in the nine month period reflects higher labor costs of $1.5 million and higher utility operating costs of $1.9 million, offset by lower professional fees of $1.3 million. The higher utility operating costs in the nine month period include a non-recurring temporary rate adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue.

Depreciation and Amortization – Depreciation and Amortization expense increased $1.6 million, or 14.8%, and $2.2 million, or 6.3%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases reflect higher utility plant in service and higher amortization of information technology costs, partially offset by lower amortization of deferred major storm costs which were being amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.6 million, or 12.2% and $0.9 million, or 5.8% in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service and higher payroll taxes.

Other Expense, net – Other Expense, net increased $0.2 million, or 22.2%, and $0.4 million, or 10.8%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and

Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. There are $1.2 million and $0.8 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the three months ended September 30, 2018 and September 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery. There are $4.1 million and $3.6 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the nine months ended September 30, 2018 and September 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery.

Income Taxes – Federal and State Income Taxes decreased by $1.0 million and $6.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease in the three month period reflects the lower tax rate on pre-tax earnings from the TCJA in 2018. The decrease in the nine month period reflects $5.0 million from the lower tax rate on pre-tax earnings in 2018 and the current tax benefit of $1.1 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018.

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

Interest Expense, net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Interest Expense
Long-term Debt	$5.7	$5.3	$0.4	$17.3	$15.9	$1.4
Short-term Debt	0.7	0.8	(0.1)	1.6	1.9	(0.3)
Regulatory Liabilities	0.2	0.3	(0.1)	0.5	0.8	(0.3)

Subtotal Interest Expense	6.6	6.4	0.2	19.4	18.6	0.8

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.6)	(0.5)	(0.1)
AFUDC(1) and Other	(0.4)	(0.4)	—	(0.9)	(1.0)	0.1

Subtotal Interest (Income)	(0.6)	(0.6)	—	(1.5)	(1.5)	—

Total Interest Expense, net	$6.0	$5.8	$0.2	$17.9	$17.1	$0.8

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, net increased $0.2 million and $0.8 million in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases primarily reflect interest on higher levels of long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2018, September 30, 2017 and December 31, 2017, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the “Credit Facility”) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to July 25, 2023, subject to two one-year extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $202.5 million for the nine months ended September 30, 2018. Total gross repayments were $171.7 million for the nine months ended September 30, 2018. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2018, September 30, 2017 and December 31, 2017:

	Credit Facility ($ millions)
	September 30,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	69.1	111.9	38.3
Letters of Credit Outstanding	—	1.1	—

Available	$50.9	$7.0	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2018, September 30, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

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

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2018, there are $2.7 million of current and $3.0 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2018, there were approximately $5.6 million of guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.6 million, $9.0 million and $8.5 million of natural gas storage inventory at September 30, 2018, September 30, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2018 and payable in October 2018 is $0.1 million and is recorded in Accounts Payable at September 30, 2018. The amount of natural gas inventory released in September 2017 and payable in October 2017 was $0.1 million and was recorded in Accounts Payable at September 30, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

The Company also guarantees the payment of principal, interest and other amounts payable on the 7.15% notes issued by Granite State. As of September 30, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of September 30, 2018, there were approximately $5.6 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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

LABOR RELATIONS

As of September 30, 2018, the Company and its subsidiaries had 513 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of September 30, 2018, a total of 165 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2018:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2019
Northern Utilities NH Division	34	06/05/2020
Northern Utilities ME Division	39	03/31/2021
Granite State	3	03/31/2021
Unitil Energy	37	05/31/2023
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, the Company meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2018 and September 30, 2018 were 3.3% and 2.5%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2018 and September 30, 2017 were 3.2% and 2.3%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating Revenues
Gas	$25.7	$25.1	$147.4	$131.9
Electric	61.4	57.5	167.6	154.4
Other	1.1	1.4	3.5	4.5

Total Operating Revenues	88.2	84.0	318.5	290.8

Operating Expenses
Cost of Gas Sales	8.1	8.3	67.0	56.6
Cost of Electric Sales	35.5	32.7	97.1	84.3
Operation and Maintenance	16.4	16.9	51.5	49.4
Depreciation and Amortization	12.4	10.8	37.4	35.2
Taxes Other Than Income Taxes	5.5	4.9	16.5	15.6

Total Operating Expenses	77.9	73.6	269.5	241.1

Operating Income	10.3	10.4	49.0	49.7
Interest Expense, net	6.0	5.8	17.9	17.1
Other Expense, net	1.1	0.9	4.1	3.7

Income Before Income Taxes	3.2	3.7	27.0	28.9
Income Tax Expense	0.4	1.4	5.0	11.1

Net Income	$2.8	$2.3	$22.0	$17.8

Net Income Per Common Share	$0.19	$0.16	$1.49	$1.27
Weighted Average Common Shares Outstanding	14.8	14.1	14.8	14.1
Dividends Declared Per Share of Common Stock	$0.365	$0.36	$1.095	$1.08

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2018	2017	2017
ASSETS:

Current Assets:
Cash and Cash Equivalents	$6.3	$10.9	$8.9
Accounts Receivable, net	52.3	45.8	67.4
Accrued Revenue	36.0	39.2	53.3
Exchange Gas Receivable	10.1	9.5	5.8
Materials and Supplies	7.2	7.3	6.9
Prepayments and Other	8.7	9.3	9.0

Total Current Assets	120.6	122.0	151.3

Utility Plant:
Gas	712.7	646.7	699.6
Electric	485.6	454.6	476.7
Common	82.1	36.0	67.4
Construction Work in Progress	68.4	113.0	35.5

Total Utility Plant	1,348.8	1,250.3	1,279.2
Less: Accumulated Depreciation	326.5	303.6	307.7

Net Utility Plant	1,022.3	946.7	971.5

Other Noncurrent Assets:
Regulatory Assets	111.6	102.0	109.6
Other Assets	10.0	9.2	9.5

Total Other Noncurrent Assets	121.6	111.2	119.1

TOTAL ASSETS	$1,264.5	$1,179.9	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2018	2017	2017
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$27.4	$24.1	$41.5
Short-Term Debt	69.1	111.9	38.3
Long-Term Debt, Current Portion	31.8	29.8	29.8
Regulatory Liabilities	12.2	15.0	9.2
Energy Supply Obligations	15.0	12.9	9.7
Capital Lease Obligations	3.1	3.1	3.1
Other Current Liabilities	21.9	19.5	19.4

Total Current Liabilities	180.5	216.3	151.0

Noncurrent Liabilities:
Retirement Benefit Obligations	142.4	155.0	150.1
Deferred Income Taxes, net	86.4	109.2	82.9
Cost of Removal Obligations	91.2	84.8	84.3
Regulatory Liabilities	47.9	—	48.9
Capital Lease Obligations	3.4	6.4	5.7
Other Noncurrent Liabilities	6.6	6.3	5.9

Total Noncurrent Liabilities	377.9	361.7	377.8

Capitalization:
Long-Term Debt, Less Current Portion	361.1	303.6	376.3
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,872,011, 14,119,893 and 14,815,585 Shares)	278.3	243.4	275.8
Retained Earnings	66.5	54.7	60.8

Total Common Stock Equity	344.8	298.1	336.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	345.0	298.3	336.8

Total Capitalization	706.1	601.9	713.1

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,264.5	$1,179.9	$1,241.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net Income	$22.0	$17.8
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	37.4	35.2
Deferred Tax Provision	4.6	11.2
Changes in Working Capital Items:
Accounts Receivable	15.1	7.1
Accrued Revenue	17.3	10.3
Exchange Gas Receivable	(4.3)	(1.2)
Regulatory Liabilities	3.0	4.6
Accounts Payable	(14.1)	(8.3)
Other Changes in Working Capital Items	3.7	(2.6)
Deferred Regulatory and Other Charges	(5.7)	(5.1)
Other, net	(9.0)	5.7

Cash Provided by Operating Activities	70.0	74.7

Investing Activities:
Property, Plant and Equipment Additions	(76.3)	(84.2)

Cash (Used in) Investing Activities	(76.3)	(84.2)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	30.8	30.0
Repayment of Long-Term Debt	(13.5)	(0.4)
Decrease in Capital Lease Obligations	(2.3)	(1.8)
Net Increase in Exchange Gas Financing	4.1	1.1
Dividends Paid	(16.3)	(15.3)
Proceeds from Issuance of Common Stock, net	0.9	1.0

Cash Provided by Financing Activities	3.7	14.6

Net (Decrease) Increase in Cash and Cash Equivalents	(2.6)	5.1
Cash and Cash Equivalents at Beginning of Period	8.9	5.8

Cash and Cash Equivalents at End of Period	$6.3	$10.9

Supplemental Cash Flow Information:
Interest Paid	$15.6	$15.2
Income Taxes Paid	$0.4	$—
Payments on Capital Leases	$2.3	$2.5
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$1.2	$1.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2018
Balance at July 1, 2018	$277.9	$69.1	$347.0
Net Income		2.8	2.8
Dividends on Common Shares ($0.365 per share)		(5.4)	(5.4)
Stock Compensation Plans	0.1		0.1
Issuance of 5,423 Common Shares	0.3		0.3

Balance at September 30, 2018	$278.3	$66.5	$344.8

Three Months Ended September 30, 2017
Balance at July 1, 2017	$242.7	$57.5	$300.2
Net Income		2.3	2.3
Dividends on Common Shares ($0.36 per share)		(5.1)	(5.1)
Stock Compensation Plans	0.4		0.4
Issuance of 6,173 Common Shares	0.3		0.3

Balance at September 30, 2017	$243.4	$54.7	$298.1

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares and per share data)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2018
Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		22.0	22.0
Dividends on Common Shares ($1.095 per share)		(16.3)	(16.3)
Stock Compensation Plans	1.5		1.5
Issuance of 19,700 Common Shares	1.0		1.0

Balance at September 30, 2018	$278.3	$66.5	$344.8

Nine Months Ended September 30, 2017
Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income		17.8	17.8
Dividends on Common Shares ($1.08 per share)		(15.3)	(15.3)
Stock Compensation Plans	1.7		1.7
Issuance of 20,564 Common Shares	1.0		1.0

Balance at September 30, 2017	$243.4	$54.7	$298.1

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

Basis of Presentation – The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (SEC) on February 1, 2018, for a description of the Company’s Basis of Presentation.

Utility Revenue Recognition - Gas Operating Revenues and Electric Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.

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

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018, with the cumulative impact on contracts not yet completed as of December 31, 2017 recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the three and nine months ended September 30, 2018. A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type. The lower revenues reported in the three and nine months ended 2018 to account for the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA) are shown separately in the tables below for informational purposes.

	Three Months Ended September 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$6.6	$33.6	$40.2
C&I	11.9	25.3	37.2
Other	1.5	2.6	4.1
Revenue Reductions – TCJA	(0.4)	(0.6)	(1.0)

Total Billed and Unbilled Revenue	19.6	60.9	80.5
Rate Adjustment Mechanism Revenue	6.1	0.5	6.6

Total Gas and Electric Operating Revenues	$25.7	$61.4	$87.1

	Three Months Ended September 30, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$6.8	$29.9	$36.7
C&I	11.5	24.3	35.8
Other	1.5	1.3	2.8

Total Billed and Unbilled Revenue	19.8	55.5	75.3
Rate Adjustment Mechanism Revenue	5.3	2.0	7.3

Total Gas and Electric Operating Revenues	$25.1	$57.5	$82.6

	Nine Months Ended September 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$58.3	$95.6	$153.9
C&I	84.7	74.1	158.8
Other	11.0	8.6	19.6
Revenue Reductions – TCJA	(2.9)	(2.1)	(5.0)

Total Billed and Unbilled Revenue	151.1	176.2	327.3
Rate Adjustment Mechanism Revenue	(3.7)	(8.6)	(12.3)

Total Gas and Electric Operating Revenues	$147.4	$167.6	$315.0

	Nine Months Ended September 30, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$52.7	$80.9	$133.6
C&I	73.7	65.0	138.7
Other	9.0	4.3	13.3

Total Billed and Unbilled Revenue	135.4	150.2	285.6
Rate Adjustment Mechanism Revenue	(3.5)	4.2	0.7

Total Gas and Electric Operating Revenues	$131.9	$154.4	$286.3

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

As discussed above, the Company adopted ASU 2014-09 in the first quarter of 2018. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. ASU 2014-09 requires that payments made by Usource to third parties (Channel Partners) for revenue sharing agreements are recognized net, as a reduction from revenue, where those payments were previously recognized gross as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to Channel Partners for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to third parties for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.3 million and $0.3 million in the three months ended September 30, 2018 and 2017, respectively. Channel Partner payments were $0.8 million and $0.8 million in the nine months ended September 30, 2018 and 2017, respectively.

If ASU 2014-09 had been in effect for the three and nine months ended September 30, 2017, the result would have been corresponding reductions of $0.3 million and $0.8 million, respectively, in both “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings as shown in the tables below.

	Three Months Ended September 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Other Operating Revenues ($ millions):	2018	2017
Usource Contract Revenue	$1.4	$1.4
Less: Revenue Sharing Payments	0.3	0.3

Total Other Operating Revenues	$1.1	$1.1

	Three Months Ended September 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Operation and Maintenance Expense ($ millions):	2018	2017
Operation and Maintenance Expense	$16.4	$16.6

	Nine Months Ended September 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Other Operating Revenues ($ millions):	2018	2017
Usource Contract Revenue	$4.3	$4.5
Less: Revenue Sharing Payments	0.8	0.8

Total Other Operating Revenues	$3.5	$3.7

	Nine Months Ended September 30,
	As Reported	If ASU 2014-09 Had Been in Effect
Operation and Maintenance Expense ($ millions):	2018	2017
Operation and Maintenance Expense	$51.5	$48.6

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

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-Q for the quarter ended September 30, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. The change in presentation for three and nine months ended September 30, 2018 resulted in a reduction of “Operations and Maintenance” and an increase in “Other Expense (Income), net” on the Consolidated Statements of Earnings for the prior periods. There are $1.2 million and $0.9 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the three months ended September 30, 2018 and September 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery. There are $4.1 million and $3.6 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the nine months ended September 30, 2018 and September 30, 2017, respectively, net of amounts deferred as regulatory assets for future recovery.

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

Cash and Cash Equivalents – Cash and Cash Equivalents include all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2018, September 30, 2017 and December 31, 2017, the Unitil subsidiaries had deposited $3.2 million, $4.8 million and $2.9 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities has cash margin deposits to satisfy requirements for its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of September 30, 2018, September 30, 2017 and December 31, 2017.

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

The Allowance for Doubtful Accounts as of September 30, 2018, September 30, 2017 and December 31, 2017, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	September 30,		December 31,
	2018	2017	2017
Allowance for Doubtful Accounts	$1.2	$1.5	$1.6

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2018, September 30, 2018 and December 31, 2017.

	September 30,		December 31,
Accrued Revenue ($ millions)	2018	2017	2017
Regulatory Assets – Current	$26.4	$31.3	$39.5
Unbilled Revenues	9.6	7.9	13.8

Total Accrued Revenue	$36.0	$39.2	$53.3

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2018, September 30, 2017 and December 31, 2017.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2018	2017	2017
Northern Utilities	$9.5	$8.9	$5.4
Fitchburg	0.6	0.6	0.4

Total Exchange Gas Receivable	$10.1	$9.5	$5.8

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of gas inventory as of September 30, 2018, September 30, 2017 and December 31, 2017 which are recorded on the Consolidated Balance Sheets in Prepayments and Other.

	September 30,		December 31,
Gas Inventory ($ millions)	2018	2017	2017
Natural Gas	$0.4	$0.4	$0.4
Propane	0.4	0.2	0.1
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.9	$0.7	$0.6

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2018, September 30, 2017 and December 31, 2017, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $91.2 million, $84.8 million, and $84.3 million, respectively.

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

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2018	2017	2017
Retirement Benefits	$88.0	$76.2	$84.5
Energy Supply & Other Rate Adjustment Mechanisms	24.8	28.2	36.0
Deferred Storm Charges	6.3	6.8	7.2
Environmental	8.9	9.9	9.5
Income Taxes	5.9	6.7	6.5
Other	4.1	5.5	5.4

Total Regulatory Assets	138.0	133.3	149.1
Less: Current Portion of Regulatory Assets(1)	26.4	31.3	39.5

Regulatory Assets – noncurrent	$111.6	$102.0	$109.6

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2018	2017	2017
Rate Adjustment Mechanisms	$12.2	$11.6	$6.9
Gas Pipeline Refund (Note 6)	—	3.4	2.3
Income Taxes (Note 8)	47.9	—	48.9

Total Regulatory Liabilities	60.1	15.0	58.1
Less: Current Portion of Regulatory Liabilities	12.2	15.0	9.2

Regulatory Liabilities – noncurrent	$47.9	$—	$48.9

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2018 are $6.1 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

As of September 30, 2018, September 30, 2017 and December 31, 2017 the Company had zero, 1.2 billion and 0.6 billion cubic feet (BCF), respectively, outstanding in natural gas futures and options contracts under its hedging program.

As of September 30, 2018, September 30, 2017 and December 31, 2017, the Company’s derivatives that are not designated as hedging instruments under FASB ASC 815-20 have a fair value of $0, $0.1 million and less than $0.1 million, respectively.

Investments in Marketable Securities – In 2015, the Company established a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (“SERP”) (See further discussion of the SERP in Note 9.

At September 30, 2018, September 30, 2017 and December 31, 2017, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.3 million, $3.4 million and $3.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2018	2017	2017
Equity Funds	$3.0	$1.9	$2.1
Fixed Income Funds	2.3	1.5	1.5

Total Marketable Securities	$5.3	$3.4	$3.6

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as current and noncurrent Energy Supply Obligations on the Company’s Consolidated Balance Sheets. The noncurrent portion of Energy Supply Obligations is recorded in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2018	2017	2017
Current:
Exchange Gas Obligation	$9.5	$8.9	$5.4
Renewable Energy Portfolio Standards	5.2	3.7	4.0
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	15.0	12.9	9.7
Noncurrent:
Power Supply Contract Divestitures	0.7	1.0	0.9

Total Energy Supply Obligations	$15.7	$13.9	$10.6

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

Recently Issued Pronouncements – In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Sutopic 715-20)” which amends existing guidance to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company plans to adopt this ASU in the first quarter of 2020 and does not expect that it will have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718)” which amends the existing guidance relating to the accounting for nonemployee share-based payments. Under this ASU, most of the guidance on share-based payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU in the second quarter of 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company plans to adopt the standard as of January 1, 2019. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will also elect the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. The Company expects that adoption of the standard will result in recognition of additional net lease assets and lease liabilities as of January 1, 2019. The Company does not believe the standard will have a material effect on its Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.

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

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/24/18	11/29/18	11/15/18	$0.365
07/25/18	08/29/18	08/15/18	$0.365
04/25/18	05/29/18	05/15/18	$0.365
01/30/18	02/28/18	02/14/18	$0.365

10/25/17	11/29/17	11/15/17	$0.360
07/26/17	08/29/17	08/15/17	$0.360
04/26/17	05/30/17	05/16/17	$0.360
01/25/17	02/28/17	02/14/17	$0.360

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three and nine months ended September 30, 2018 and September 30, 2017 and as of December 31, 2017 (millions):

	Gas	Electric	Non- Regulated	Other	Total

Three Months Ended September 30, 2018
Revenues:
Billed and Unbilled Revenue	$19.6	$60.9	$—	$—	$80.5
Rate Adjustment Mechanism Revenue	6.1	0.5	—	—	6.6
Other Operating Revenue – Non-Regulated	—	—	1.1	—	1.1

Total Operating Revenues	$25.7	$61.4	$1.1	$—	$88.2

Segment Profit (Loss)	(3.2)	4.5	0.3	1.2	2.8
Capital Expenditures	30.9	7.2	—	1.0	39.1

Three Months Ended September 30, 2017
Revenues	$25.1	$57.5	$1.4	$—	$84.0
Segment Profit (Loss)	(2.1)	4.1	0.3	—	2.3
Capital Expenditures	26.0	10.0	—	3.3	39.3

Nine Months Ended September 30, 2018
Revenues:
Billed and Unbilled Revenue	$151.1	$176.2	$—	$—	$327.3
Rate Adjustment Mechanism Revenue	(3.7)	(8.6)	—	—	(12.3)
Other Operating Revenue – Non-Regulated	—	—	3.5	—	3.5

Total Operating Revenues	$147.4	$167.6	$3.5	$—	$318.5

Segment Profit	9.1	10.2	0.9	1.8	22.0
Capital Expenditures	53.1	20.8	—	2.4	76.3
Segment Assets	730.0	485.7	6.6	42.2	1,264.5

Nine Months Ended September 30, 2017
Revenues	$131.9	$154.4	$4.5	$—	$290.8
Segment Profit	7.9	9.3	0.8	(0.2)	17.8
Capital Expenditures	48.7	23.8	—	11.7	84.2
Segment Assets	661.2	461.2	7.3	50.2	1,179.9

As of December 31, 2017
Segment Assets	$714.3	$476.9	$6.7	$44.0	$1,241.9

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2018, September 30, 2017 and December 31, 2017 are shown below:

($ millions)	September 30,		December 31,
	2018	2017	2017
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	10.0	15.0	15.0
8.49% Senior Secured Notes, Due October 14, 2024	7.5	9.0	7.5
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	7.6	9.5	7.6
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	—	10.0
7.37% Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	—	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	10.0	20.0	10.0
5.29% Senior Notes, Due March 2, 2020	16.6	25.0	25.0
3.52% Senior Notes, Due November 1, 2027	20.0	—	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	—	30.0
Granite State Senior Notes:
7.15% Senior Notes, Due December 15, 2018	3.3	6.7	3.3
3.72% Senior Notes, Due November 1, 2027	15.0	—	15.0

Total Long-Term Debt	396.0	336.2	409.4
Less: Unamortized Debt Issuance Costs	3.1	2.8	3.3

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	392.9	333.4	406.1
Less: Current Portion	31.8	29.8	29.8

Total Long-term Debt, Less Current Portion	$361.1	$303.6	$376.3

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

($ millions)	September 30,		December 31,
	2018	2017	2017
Estimated Fair Value of Long-Term Debt	$418.7	$383.0	$457.1

Credit Arrangements

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the “Credit Facility”) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to July 25, 2023, subject to two one-year extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $202.5 million for the nine months ended September 30, 2018. Total gross repayments were $171.7 million for the nine months ended September 30, 2018. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2018, September 30, 2017 and December 31, 2017:

	Credit Facility ($ millions)
	September 30,		December 31,
	2018	2017	2017
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	69.1	111.9	38.3
Letters of Credit Outstanding	—	1.1	—

Available	$50.9	$7.0	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2018, September 30, 2017 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 3.2% and 2.3% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2017 was 2.4%.

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

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of September 30, 2018, there are $2.7 million of current and $3.0 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $9.6 million, $9.0 million and $8.5 million of natural gas storage inventory at September 30, 2018, September 30, 2017 and December 31, 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2018 and payable in October 2018 is $0.1 million and is recorded in Accounts Payable at September 30, 2018. The amount of natural gas inventory released in September 2017 and payable in October 2017 was $0.1 million and was recorded in Accounts Payable at September 30, 2017. The amount of natural gas inventory released in December 2017 and payable in January 2018 was $3.1 million and was recorded in Accounts Payable at December 31, 2017.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2018, there were approximately $5.6 million of guarantees outstanding.

The Company also guarantees the payment of principal, interest and other amounts payable on the notes issued by Granite State. As of September 30, 2018, the principal amount outstanding for the 7.15% Granite State notes was $3.3 million.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,119,893,14,815,585 and 14,872,011 shares of common stock outstanding at September 30, 2017, December 31, 2017 and September 30, 2018, respectively.

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

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2018, the Company sold 19,700 shares of its common stock, at an average price of $46.97 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $925,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 29, 2018, 37,510 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 49,581 and 89,326 non-vested shares under the Stock Plan as of September 30, 2018 and 2017, respectively. The weighted average grant date fair value of these shares was $41.96 and $39.54, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.1 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.5 years. During the nine months ended September 30, 2018 there were 784 shares of Restricted Shares forfeited. There were no cancellations under the Stock Plan during the nine months ended September 30, 2018.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units. Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2018 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2017	52,224	$36.22
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	1,230	$46.87
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2018	53,454	$36.47

There were 44,343 Restricted Stock Units outstanding as of September 30, 2017 with a weighted average stock price of $33.72. On October 1, 2018, there were 11,275 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2018, September 30, 2017 and December 31, 2017 is $1.2 million, $0.9 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2018, September 30, 2017 and December 31, 2017. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2018 and September 30, 2017, respectively.

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

In Massachusetts, the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. The MDPU will address the refund of excess accumulated deferred income taxes in phase two of its investigation. An order is pending.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC approved a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s second step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg – Base Rates – Electric – Fitchburg’s last base rate order from the MDPU, issued in April 2016, included the approval of an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. While a number of the capital cost recovery filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. This matter remains pending.

Fitchburg – Electric Grid Modernization – On May 10, 2018, the MDPU issued an order approving a three year grid modernization investment plan for Fitchburg for the period 2018 through 2020 with a spending cap of $4.4 million. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies in Massachusetts jointly filed compliance filings in August 2018 including 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the three-year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Approval of these filings is pending. The next three year investment plan is due July 1, 2020 for the period 2021 through 2023, and is required to include a five year strategic plan for 2021 – 2025.

Fitchburg – Solar Generation – On November 9, 2016, the MDPU approved Fitchburg’s petition to develop a 1.3 MW solar generation facility located on Company property in Fitchburg Massachusetts. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the Company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation. A final order is pending.

Fitchburg – Base Rates – Gas – Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg – Gas System Enhancement Program – Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation.

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

Northern Utilities – Targeted Infrastructure Replacement Adjustment – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism, with adjustment, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities – Targeted Area Build-out Program – Maine – In December 2015, the MPUC approved a Targeted Area Build-out (TAB) program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (described above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case will be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Northern Utilities – Franchise Extensions – New Hampshire – On October 3, 2018, the NHPUC granted Northern Utilities authority to expand its previously limited franchise to provide natural gas service in the Towns of Kingston and Atkinson, New Hampshire to serve new industrial, commercial and residential customers. Northern Utilities has also petitioned the NHPUC to extend its franchise into the Town of Epping, New Hampshire, where new commercial and residential developments present the Company with opportunities for growth. The franchise petition for service to the Town of Epping remains pending.

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

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding – On August 2, 2016, the NHPUC issued an order establishing an Energy Efficiency Resource Standard (EERS), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet. The EERS includes a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs, and performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs. In accordance with the Order, on September 1, 2017, the New Hampshire electric and gas utilities jointly filed a Statewide Energy Efficiency Plan for the period 2018-2020, which was approved on January 2, 2018. On September 14, 2018, the New Hampshire electric and gas utilities jointly filed its 2019 update to the Statewide Energy Efficiency Plan. This filing is currently under review by the NHPUC.

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

Unitil Energy – Recent Legislation – On September 13, 2018, the New Hampshire legislature voted to override New Hampshire Governor Sununu’s veto of Senate Bill 365. The enacted legislation requires Unitil Energy to enter into a power purchase agreement with a trash incinerator located in its service territory to purchase the facility’s entire net electrical output for a period that is coterminous with Unitil Energy’s next six default service procurements. The procurement is to be priced at the adjusted energy rate derived from the default service rates approved by the NHPUC in each applicable default service supply solicitation proceeding. The anticipated higher cost differential of the power purchase agreement is to be recovered through a non-by-passable charge applicable to all customers.

Fitchburg – Electric Reconciliation Filing – The MDPU investigates and reviews Fitchburg’s annual filings which reconcile the costs and revenues in the Company’s various reconciliation accounts. Typically, the Reconciliation Filings are submitted during the fourth quarter for rates effective January 1 of the following year, and the MDPU approves them subject to reconciliation and pending further investigation. Subsequently, during the course of the year, the MDPU engages in more intensive review of these filings, including discovery and, when deemed necessary, the scheduling of evidentiary hearings. While a number of the Reconciling Filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding.

Fitchburg – Service Quality – On March 1, 2018, Fitchburg submitted its 2017 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. The MDPU approved the gas division’s filing on October 22, 2018. The electric division’s filing is pending approval.

Fitchburg – Energy Diversity – Massachusetts Governor Baker signed into law H.4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. Final selection of projects concluded in the first quarter of 2018, contracts were signed in June 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed the 83d long-term contracts with MDPU for approval. This matter remains pending. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017 and project proposals were received on December 20, 2017. Final selection of projects was made in late May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed the 83c long-term contracts with MDPU for approval. This matter remains pending.

Fitchburg – Recent Legislation – On August 9, 2018, Massachusetts Governor Baker signed into law H. 4857, “An Act to Advance Clean Energy.” The legislation contains numerous provisions, including: a requirement that increases the pace at which the Class 1 Renewable Portfolio Standard requirement increases, from the current pace of an additional 1 percent of sales each year to an additional 2 percent of sales each year during the period from January 1, 2020 through December 31, 2029; Electric supply contracts entered into after December 1, 2018 are required to provide a minimum percentage of kWh sales with clean peak resources, subject to regulations to be promulgated by the MDPU; Authorizes electric distribution companies to implement demand charges as part of a monthly minimum reliability charge provided the demand charge is based on system peak demand during the peak hours of the day and if affected customers are informed of the manner by which the demand charges are assessed and ways by which customers may manage and reduce demand; requires all gas distribution companies to report to the MDPU, in a uniform manner, lost and unaccounted for gas each year; Requires electric distribution companies to annually file with the MDPU an Electric Distribution System Resiliency Report which must include heat maps that show the electric load on the distribution system including loads during peak times, highlight the most congested or constrained areas of the distribution system and identify areas of the system most vulnerable to outages due to high electricity demand, lack of local generation, and extreme weather events; Establishes an energy storage target of 1,000 megawatt (MW) hours to be achieved by December 31, 2025, and requires each electric distribution company to submit a report to the Massachusetts Department of Energy Resources (DOER) documenting the energy storage installation in their service territory; Requires the DOER to investigate the necessity of requiring electric distribution companies to jointly conduct additional offshore wind generation solicitations and procurement of up to 1,600 MW of capacity in addition to the 1,600 MW required in H.4568 “An Act to Promote Energy Diversity”. Many of these provisions require further development and implementation by the MDPU and DOER. Fitchburg intends to actively participate in all such proceedings and will comply with all regulatory directives and requirements resulting from these legislative changes.

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

Fitchburg – Other – On August 25, 2017, the Massachusetts Department of Energy Resources (DOER) issued its final Solar Massachusetts Renewable Target (SMART) Program regulations. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. Hearings on the merits were held in late March and early April 2018. The MDPU issued its Order on September 26, 2018 making the program effective on that date. Utilities are required to file a revised model tariff prior to October 15, 2018 and, once approved, Fitchburg is required to make a company specific compliance filing. On or before November 1 of each year the Company is required to submit to the MDPU its annual SMART Factor cost recovery filing for effect January 1 of the next year. This matter remains pending.

FERC Transmission Formula Rate Proceedings – Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to the ROE, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed return on equity component of the formula rates. Also pending at FERC is a Section 206 proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC and remains pending. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court, (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint sought an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remain pending. The Company continues to believe these claims are without merit and will continue to defend itself vigorously.

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2017 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2018.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2018, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services to address environmental concerns with these sites. Northern Utilities or others have substantially completed remediation of all sites, though on site monitoring continues and it is possible that future activities may be required. Supplemental remediation at the Exeter MGP commenced in the second quarter of 2018 and was completed in the third quarter of 2018.

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

The following table sets forth a summary of changes in the Company’s liability for environmental obligations for the nine months ended September 30, 2018 and 2017. The Company’s current and noncurrent environmental obligations are recorded on the Company’s Consolidated Balance Sheets in Other Current Liabilities and Other Noncurrent Liabilities, respectively.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Nine months ended September 30,
	2018	2017	2018	2017	2018	2017
Total Balance at Beginning of Period	$0.1	$0.1	$2.0	$1.8	$2.1	$1.9
Additions	—	—	0.6	0.5	0.6	0.5
Less: Payments / Reductions	0.1	—	0.5	0.2	0.6	0.2

Total Balance at End of Period	—	0.1	2.1	2.1	2.1	2.2

Less: Current Portion	—	0.1	0.6	0.4	0.6	0.5

Noncurrent Balance at End of Period	$—	$—	$1.5	$1.7	$1.5	$1.7

NOTE 8: INCOME TAXES

The Company filed its tax returns for the year ended December 31, 2017 with the Internal Revenue Service in September 2018 and generated additional federal net operating loss (NOL) carryforward assets principally due to current pension deductions, tax repair deductions, tax depreciation and research and development deductions. As of September 30, 2018, the Company had recorded cumulative federal and state NOL carryforward assets of $18.2 million to offset against taxes payable in future periods. If unused, the Company’s NOL carryforward assets will begin to expire in 2029. In addition, at September 30, 2018, the Company had $3.4 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.

In March 2018, Unitil Corporation received notice that its Federal Income Tax return filings for the years ended December 31, 2015 and December 31, 2016 are under examination by the IRS. Currently, the Company believes that the ultimate resolution of this examination will not have a material impact on the Company’s financial statements. The Company remains subject to examination by New Hampshire tax authorities for the tax periods ended December 31, 2015; December 31, 2016; and December 31, 2017. Income tax filings for the year ended December 31, 2017 have been filed with the New Hampshire Department of Revenue Administration. The State of Maine has concluded its review of the Company’s tax returns for December 31, 2014, December 31, 2015, and December 31, 2016 which resulted in a small additional refund to the Company.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with GAAP Accounting Standard 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation.

On March 15, 2018 FERC issued its Notice of Proposed Rulemaking in Docket No. RM18-11-000 in which FERC provided specific guidance on the flow back of excess ADIT. The amount of the reduction to ADIT that was collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of the excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA.

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

The Company’s regulators are expected to issue ratemaking guidance in future periods that will determine the final disposition of the re-measurement of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of TCJA matters with the Company’s regulators may change the amounts estimated.

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

The Company evaluated its tax positions at September 30, 2018 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2015; December 31, 2016; and December 31, 2017.

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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

	2018	2017
Used to Determine Plan Costs
Discount Rate	3.60%	4.10%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2025

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2018	2017	2018	2017	2018	2017
Service Cost	$848	$824	$733	$744	$122	$115
Interest Cost	1,469	1,514	852	978	101	98
Expected Return on Plan Assets	(1,946)	(1,826)	(409)	(337)	—	—
Prior Service Cost Amortization	81	66	327	350	47	47
Actuarial Loss Amortization	1,447	1,165	346	524	121	74

Sub-total	1,899	1,743	1,849	2,259	391	334
Amounts Capitalized and Deferred	(962)	(932)	(930)	(1,226)	(113)	(99)

Net Periodic Benefit Cost Recognized	$937	$811	$919	$1,033	$278	$235

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2018	2017	2018	2017	2018	2017
Service Cost	$2,544	$2,471	$2,199	$2,231	$366	$345
Interest Cost	4,407	4,543	2,554	2,935	303	294
Expected Return on Plan Assets	(5,838)	(5,479)	(1,227)	(1,010)	—	—
Prior Service Cost Amortization	243	197	981	1,049	141	141
Actuarial Loss Amortization	4,341	3,496	1,038	1,573	365	222

Sub-total	5,697	5,228	5,545	6,778	1,175	1,002
Amounts Capitalized and Deferred	(2,590)	(2,402)	(2,557)	(3,418)	(339)	(297)

Net Periodic Benefit Cost Recognized	$3,107	$2,826	$2,988	$3,360	$836	$705

Employer Contributions

As of September 30, 2018, the Company had made $16.6 million and $3.0 million of contributions to its Pension and PBOP Plans, respectively, in 2018. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2018 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2018, the Company had made $87,500 of benefit payments under the SERP in 2018. The Company presently anticipates making an additional $313,100 of benefit payments under the SERP in 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2018 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2018.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/18 – 7/31/18	—	—	—	$85,020
8/1/18 – 8/31/18	—	—	—	$85,020
9/1/18 – 9/30/18	190	$50.18	190	$75,366

Total	190	$50.18	190

Item 5.	Other Information

On October 25, 2018, the Company issued a press release announcing its results of operations for the three- and nine-month periods ended September 30, 2018. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*

4.1	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.2	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.3	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.4	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.1	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders (included as Exhibit 4.1)	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.2	Amended and Restated Form of Severance Agreement (Three-Year Term)	Filed herewith

10.3	Amended and Restated Form of Severance Agreement (Two-Year Term)	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4	Amended and Restated Form of Severance Agreement (Two-Year Term; Non-Pension)	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5	Amended and Restated Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.7	Unitil Corporation Deferred Compensation Plan	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 25, 2018 Announcing Earnings For the Quarter Ended September 30, 2018.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

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

UNITIL CORPORATION
(Registrant)

Date: October 25, 2018	/s/ Mark H. Collin
Mark H. Collin
Chief Financial Officer

Date: October 25, 2018	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer