Form 10-K
period 2018-12-31
UNITIL CORP
filed 2019-01-31
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

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

Based on the closing price of the registrant’s common stock on June 30, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was $749,186,923

The number of shares of the registrant’s common stock outstanding was 14,878,075 as of January 28, 2019.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2019 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

UNITIL CORPORATION

In this Annual Report on Form 10-K, the “Company”, “Unitil”, “we”, and “our” refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise. Unitil is a public utility holding company and was incorporated under the laws of the State of New Hampshire in 1984. The following companies are wholly-owned subsidiaries of Unitil:

Company Name	State and Year of Organization	Principal Business

Unitil Energy Systems, Inc. (Unitil Energy)	NH - 1901	Electric Distribution Utility

Fitchburg Gas and Electric Light Company (Fitchburg)	MA - 1852	Electric & Natural Gas Distribution Utility

Northern Utilities, Inc. (Northern Utilities)	NH - 1979	Natural Gas Distribution Utility

Granite State Gas Transmission, Inc. (Granite State)	NH - 1955	Natural Gas Transmission Pipeline

Unitil Power Corp. (Unitil Power)	NH - 1984	Wholesale Electric Power Utility

Unitil Service Corp. (Unitil Service)	NH - 1984	Utility Service Company

Unitil Realty Corp. (Unitil Realty)	NH - 1986	Real Estate Management

Unitil Resources, Inc. (Unitil Resources)	NH - 1993	Non-regulated Energy Services

Usource, Inc. and Usource, L.L.C. (collectively Usource)	DE - 2000	Energy Brokering Services

Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to 188,330 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve 105,571 electric customers and 82,759 natural gas customers.

	Customers Served as of December 31, 2018
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	64,934	11,127	76,061
Fitchburg	25,603	3,907	29,510

Total Electric	90,537	15,034	105,571

Natural Gas:
Northern Utilities	50,335	16,451	66,786
Fitchburg	14,269	1,704	15,973

Total Natural Gas	64,604	18,155	82,759

Total Customers Served	155,141	33,189	188,330

Unitil had an investment in Net Utility Plant of $1,036.8 million at December 31, 2018. Unitil’s total operating revenue was $444.1 million in 2018. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but currently has limited business and operating activities. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy in 2003 and divested of substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.

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

OPERATIONS

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $216.1 million for 2018, which represents about 49% of Unitil’s total operating revenue.

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

Natural gas is distributed by Northern Utilities to 66,786 customers in 44 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2018 gas operating revenue was $174.4 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.

Natural gas is distributed by Fitchburg to 15,973 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2018 gas operating revenue was $35.1 million, of which approximately 58% was derived from residential firm sales and 42% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.6 million for 2018. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers.

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $223.3 million for 2018, which represents about 50% of Unitil’s total operating revenue.

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

Unitil Energy distributes electricity to 76,061 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2018 electric operating revenue was $158.6 million, of which approximately 56% was derived from residential sales and 44% from C&I sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to 29,510 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies, printing, publishing and associated industries and educational institutions. Fitchburg’s 2018 electric operating revenue was $64.7 million, of which approximately 59% was derived from residential sales and 41% from C&I sales.

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

Non-Regulated and Other Non-Utility Operations

Unitil’s non-regulated operations are conducted through Usource, a subsidiary of Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Revenue from Unitil’s non-regulated operations was $4.7 million in 2018.

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

RATES AND REGULATION

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has issued procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State (described below). More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

In Maine, Northern Utilities’ Maine division recently completed a base rate case (described below). The Maine Public Utilities Commission’s (MPUC) final order in that docket incorporated the lower tax rates in the calculation of rates for the Company.

Similarly, in New Hampshire, Northern Utilities’ New Hampshire division recently completed a base rate case proceeding (described below). The New Hampshire Public Utilities Commission’s (NHPUC) final order in that docket approved a comprehensive settlement agreement among the Company, the Staff of the Public Utilities Commission and the Office of Consumer Advocate which included the effect of the tax changes in the calculation of the revenue requirement. With respect to Unitil Energy, on April 30, 2018 the NHPUC approved the Company’s annual step increase pursuant to the provisions of its last base rate case, which included adjustments to account for the TCJA’s income tax changes.

In Massachusetts, the Massachusetts Department of Public Utilities (MDPU) issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. On December 21, 2018 the MDPU issued an order addressing the refund of excess ADIT in phase two of its investigation. Fitchburg was ordered to make a filing by January 4, 2019, for rates effective February 1, 2019, to refund $10.1 million for the electric division amortized over 15 years and $10.4 million for the gas division amortized over 14 years. The filing establishes a “Tax Act Credit Factor” for Fitchburg’s gas and electric divisions effective February 1, 2019 in accordance with the order. To the extent any of the regulatory liability above includes excess ADIT amounts specifically associated with reconciling mechanisms, Fitchburg shall return those amounts through the respective reconciling mechanism and adjust the regulatory liability amount accordingly. The MDPU approved this filing on January 16, 2019.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy—Base Rates—On April 20, 2017 the NHPUC approved a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg—Base Rates—Electric—Fitchburg’s last base rate order from the MDPU, issued in April 2016, included the approval of an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. While a number of the capital cost recovery filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. On November 1, 2018, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015, 2016 and 2017 capital expenditures and associated Capital Cost Adjustment Factors to become effective on January 1, 2019. On December 27, 2018, the Capital Cost Adjustment Factors were approved subject to further investigation and reconciliation. This matter remains pending.

Fitchburg—Electric Grid Modernization—On May 10, 2018, the MDPU issued an order approving a three year grid modernization investment plan for Fitchburg for the period 2018 through 2020 with a spending cap of $4.4 million. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies in Massachusetts jointly filed compliance filings in August 2018 including 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the three-year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Approval of these filings is pending. The next three year investment plan is due July 1, 2020 for the period 2021 through 2023, and is required to include a five year strategic plan for 2021 – 2025.

Fitchburg—Solar Generation—On November 9, 2016, the MDPU approved Fitchburg’s petition to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the Company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation. A final order is pending.

Fitchburg—Base Rates—Gas—Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg—Gas System Enhancement Program—Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation. On October 31, 2018, the MDPU approved the Company’s request for a waiver of the annual cap in order to recover its reconciliation adjustment of $0.4 million effective November 1, 2018 associated with its actual 2017 revenue requirement.

Northern Utilities—Base Rates—Maine—On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities’ pending base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense, reducing the Company’s annual operating costs by approximately $0.5 million, and addressed a number of other issues, including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s Targeted Area Build-out (TAB) program and Targeted Infrastructure Replacement Adjustment (TIRA) mechanism. The new rates and other changes became effective on March 1, 2018.

Northern Utilities—Targeted Infrastructure Replacement Adjustment—Maine—The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism, with adjustment, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities—Targeted Area Build-out Program—Maine—In December 2015, the MPUC approved a TAB program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (described above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities—Base Rates—New Hampshire—On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case will be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Northern Utilities—Franchise Extensions—New Hampshire—On October 3, 2018, the NHPUC granted Northern Utilities authority to expand its natural gas service territory in the Towns of Kingston, New Hampshire and Atkinson, New Hampshire (where the Company already had a limited franchise) to serve new industrial, commercial and residential customers. Northern Utilities has also petitioned the NHPUC to extend its franchise into the Town of Epping, New Hampshire, where new commercial and residential developments present the Company with opportunities for growth. The franchise petition for service to the Town of Epping remains pending.

Granite State—Base Rates—On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA. The settlement also provides that Granite State may not file a general (Section 4) rate case prior to April 30, 2019.

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

Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third-party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2018, 79% of Unitil’s largest New Hampshire gas customers, representing 37% of Unitil’s New Hampshire gas therm sales and 68% of Unitil’s largest Maine customers, representing 23% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2018, 85% of Unitil’s largest Massachusetts gas customers, representing 26% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers largely under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), via over the road trucking of supplies to storage facilities within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 115,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 4.3 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts from producers and marketers largely under contracts of one year or less, and occasionally on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), via trucking of supplies to storage facilities within Fitchburg’s service territory.

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

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2018, 77% of Unitil’s largest New Hampshire customers, representing 24% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 81% of Unitil’s largest Massachusetts customers, representing 32% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base and customers in Ashby comprise another 4%. Buoyed by the municipal aggregations, 31% of Unitil’s residential customers in Massachusetts purchase their electricity from a third-party supplier as of December 2018.

In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier stands at 10%, down slightly relative to prior years when 13% of Unitil’s residential customers in New Hampshire purchased their supply from third-party suppliers. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (RECs) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in two major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and for offshore wind generation. The contracts were filed with MDPU in 2018 and approvals remain pending.

Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

ENVIRONMENTAL MATTERS

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2018, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Fitchburg’s Manufactured Gas Plant Site—Fitchburg has worked with the Massachusetts Department of Environmental Protection to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring will continue and it is possible that future activities may be required.

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

EMPLOYEES

As of December 31, 2018, the Company and its subsidiaries had 520 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of December 31, 2018, a total of 165 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2018:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2019
Northern Utilities NH Division	34	06/05/2020
Northern Utilities ME Division	39	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	36	05/31/2023
Unitil Service	5	05/31/2023

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

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 24, 2019, at 11:30 a.m.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2018, the Company had approximately $82.8 million in short-term debt outstanding under its revolving credit facility. Additionally, if the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition and results or operations.

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

As of January 30, 2019, the Company’s current effective annualized dividend is $1.48 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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

As of December 31, 2018, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located. In May 2018, Fitchburg relocated to its new operating center in Lunenburg on a 15 acre property owned by Unitil.

The following tables detail certain of the Company’s natural gas and electric operations properties.

Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	544	589	274	—	1,407
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	23,642	22,481	11,074	—	57,197

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,278	445	1,723
Conduit Distribution Bank Miles—Underground	231	67	298
Transmission and Distribution Substations	34	16	50
Transformer Capacity of Transmission and Distribution Substations (MVA)	549.5	608.2	1,157.7

The Company’s natural gas operations property includes two liquid propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. FG&E owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by FG&E in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic (80%), coated and wrapped cathodically protected steel (16%), cast/wrought iron (3%), and unprotected bare and coated steel (1%). FG&E’s gas mains are primarily made up of coated steel (45%), bare steel (2%), polyethylene plastic (36%), cast iron (16) and wrought and ductile iron (1%).

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

FG&E’s electric substations, with minor exceptions, are located in north central Massachusetts on land owned by FG&E or occupied by FG&E pursuant to perpetual easements. FG&E’s electric distribution lines and gas mains are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, express or implied through use by FG&E without objection by the owners. FG&E owns full interest in the poles upon which its wires are installed.

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

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court, (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint sought an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remained pending. The Company resolved this matter by settlement in the fall of 2018 and there was no material impact on the Company’s financial position, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2018, there were 1,350 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2018	2017
1st Quarter	$0.365	$0.360
2nd Quarter	0.365	0.360
3rd Quarter	0.365	0.360
4th Quarter	0.365	0.360

Total for Year	$1.46	$1.44

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2018, is set forth in the table below.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	305,449
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	305,449

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)

(1)

Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 380,161 shares of restricted stock have been awarded and 1,106 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2018. As of December 31, 2018, a total of 8,110 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2013 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2013.

Comparative Five-Year Total Returns

NOTE:

(1)

The graph above assumes $100 invested on December 31, 2013, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2018.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2018, the Company will periodically repurchase shares of its Common Stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $92,700 in value of shares have been purchased or, if sooner, on May 1, 2019.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/18 – 10/31/18	—	—	—	$75,366
11/1/18 – 11/30/18	—	—	—	$75,366
12/1/18 – 12/31/18	319	$50.330	319	$59,311

Total	319	$50.330	319

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2018	2017	2016	2015	2014
Customers Served (Year-End):
Electric:
Residential	90,537	90,009	89,400	88,444	88,012
Commercial & Industrial	15,034	14,969	14,872	14,825	14,740

Total Electric	105,571	104,978	104,272	103,269	102,752

Natural Gas:
Residential	64,604	63,441	62,284	61,270	60,236
Commercial & Industrial	18,155	17,868	17,654	17,479	17,624

Total Natural Gas	82,759	81,309	79,938	78,749	77,860

Total Customers Served	188,330	186,287	184,210	182,018	180,612

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,675.8	1,624.1	1,628.8	1,667.7	1,679.0
Firm Natural Gas Distribution Sales (Therms)	231.1	213.8	205.7	219.4	216.2
Consolidated Statements of Earnings:
Operating Revenue	$444.1	$406.2	$383.4	$426.8	$425.8
Operating Income	71.2	75.4	70.2	68.0	63.5
Interest Expense, net	24.0	23.1	22.5	21.9	20.9
Other Expense (Income), net	5.8	5.8	5.2	4.4	3.9

Income Before Income Taxes	41.4	46.5	42.5	41.7	38.7
Income Taxes	8.4	17.5	15.4	15.4	14.0

Net Income	33.0	29.0	27.1	26.3	24.7
Dividends on Preferred Stock	—	—	—	—	—

Earnings Applicable to Common Shareholders	$33.0	$29.0	$27.1	$26.3	$24.7

Earnings Per Average Share:	$2.23	$2.06	$1.94	$1.89	$1.79
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	14,829	14,102	13,996	13,920	13,847
Dividends Declared Per Share	$1.46	$1.44	$1.42	$1.40	$1.38
Book Value Per Share (Year-End)	$23.60	$22.72	$20.82	$20.20	$19.62
Balance Sheet Data (as of December 31,):
Utility Plant	$1,369.3	$1,279.2	$1,173.4	$1,080.6	$988.8
Capital Lease Obligations(1)	$5.8	$8.8	$11.3	$14.1	$8.0
Total Assets	$1,298.3	$1,241.9	$1,128.2	$1,038.8	$997.0
Capitalization:
Common Stock Equity	$351.1	$336.6	$292.9	$282.6	$273.1
Preferred Stock	0.2	0.2	0.2	0.2	0.2
Long-Term Debt, less current portion	387.4	376.3	316.8	305.5	326.0

Total Capitalization	$738.7	$713.1	$609.9	$588.3	$599.3

Current Portion of Long-Term Debt	$18.4	$29.8	$16.8	$17.1	$3.7
Short-Term Debt	$82.8	$38.3	$81.9	$42.0	$29.3
Capital Structure Ratios (as of December 31,):
Common Stock Equity	48%	47%	48%	48%	46%
Long-Term Debt, less current portion	52%	53%	52%	52%	54%

(1)	Includes amounts due within one year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW

Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 188,300 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 105,600 electric customers and 82,700 natural gas customers in their service territory.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $1,036.8 million at December 31, 2018. Unitil’s total revenue was $444.1 million in 2018, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

Unitil also conducts non-regulated operations principally through Usource, which is wholly-owned by Unitil Resources. Usource provides energy brokering and advisory services to a national client base of large commercial and industrial customers. Usource’s total revenues were $4.7 million in 2018. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Most of Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy suppliers. Many of Unitil’s distribution utilities’ largest C&I customers purchase their electricity or gas supply from third-party suppliers, while most small C&I customers, as well residential customers, purchase their electricity or gas supply from the distribution utilities under regulated rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale energy suppliers and recover the actual approved costs of these supplies on a pass-through basis, through reconciling rate mechanisms that are periodically adjusted.

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

Net Income and EPS Overview

2018 Compared to 2017—The Company’s Net Income was $33.0 million, or $2.23 per share, for the year ended December 31, 2018, an increase of $4.0 million, or 13.8%, in Net Income, and $0.17, or 8.25%, in Earnings Per Share, compared to 2017. The Company’s earnings for 2018 were driven by increases in natural gas and electric sales margins.

Natural gas sales margin was $116.9 million in 2018, an increase of $7.2 million compared to 2017. Gas sales margin in 2018 was positively affected by higher natural gas distribution rates of $7.1 million, which was partially offset by the reduction in rates of $3.7 million due to the lower corporate income tax rate of 21% under the TCJA. Gas margin in 2018 reflects the positive effect of colder winter weather and customer growth on sales volume of $3.8 million.

Natural gas therm sales increased 8.1% in 2018 compared to 2017. The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 12.2% more Heating Degree Days in 2018 compared to 2017. As of December 31, 2018 the number of natural gas customers served has increased by 1,450 over the last year.

Electric sales margin was $91.9 million in 2018, a decrease of $0.3 million compared to 2017. Electric sales margin in 2018 was positively affected by higher electric distribution rates of $2.9 million, partially offset by the reduction in rates of $2.6 million in 2018 due to the lower corporate income tax rate of 21% under the TCJA. Electric sales margin in the current period was also positively affected by warmer-than-average summer temperatures and customer growth of $0.8 million. These positive impacts on electric sales margin were offset by the absence in the current period of a one-year $1.4 million temporary rate reconciliation adjustment recognized in 2017 Electric Operating Revenues by the Company’s New Hampshire electric utility.

Electric kilowatt-hour (kWh) sales increased 3.2% in 2018 compared to 2017 reflecting customer growth and warmer-than-average summer temperatures in 2018. Based on weather data collected in the Company’s electric service areas, there were 42.2% more Cooling Degree Days in 2018 compared to 2017. As of December 31, 2018, the number of electric customers served has increased by 593 over the last year.

O&M expenses increased $5.0 million in 2018 compared to 2017. The change in O&M expense reflects higher labor costs of $1.8 million and higher utility operating costs of $4.0 million, partially offset by lower professional fees of $0.8 million. The higher utility operating costs include a non-recurring temporary rate adjustment which increased O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue, and also includes higher bad debt expense of $0.8 million and higher storm-related and other distribution and transmission systems maintenance costs of $2.0 million.

Depreciation and Amortization expense increased $3.5 million in 2018 compared to 2017, reflecting higher depreciation on higher utility plant in service and higher amortization of information technology costs, partially offset by lower amortization of deferred major storm costs which were amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes increased $1.3 million in 2018 compared to 2017, primarily reflecting higher local property tax rates on higher levels of utility plant in service and higher payroll taxes.

Interest Expense, net increased $0.9 million, or 3.9%, in 2018 compared to 2017 reflecting interest on higher short-term debt rates and higher levels of long-term debt.

Other Expense (Income) was essentially unchanged in 2018 compared to 2017.

Income Taxes decreased $9.1 million in 2018 compared to 2017 reflecting $6.3 million from the lower tax rate on pre-tax earnings in 2018 and the current tax benefit of $2.8 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018.

In 2018, Unitil’s annual common dividend was $1.46 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2019 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.37 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.48 per share from $1.46 per share.

2017 Compared to 2016—The Company’s Net Income was $29.0 million, or $2.06 per share, for the year ended December 31, 2017, an increase of $1.9 million in Net Income, and $0.12 in Earnings Per Share, compared to 2016. The Company’s earnings for 2017 were driven by increases in natural gas and electric sales margins.

A more detailed discussion of the Company’s 2018 and 2017 results of operations and a year-to-year comparison of changes in financial position are presented below.

Gas Sales, Revenues and Margin

Therm Sales—Unitil’s total therm sales of natural gas increased 8.1% in 2018 compared to 2017. Sales to residential and C&I customers increased 12.2% and 7.0%, respectively, in 2018 compared to 2017. The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 12.2% more HDD in 2018 compared to 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 3.3% in 2018 compared to 2017. As of December 31, 2018 the number of natural gas customers served has increased by 1,450 over the last year. As previously discussed, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

Unitil’s total therm sales of natural gas increased 3.9% in 2017 compared to 2016. Sales to residential and C&I customers increased 6.9% and 3.2%, respectively, in 2017 compared to 2016. The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in 2017 compared to 2016. Based on weather data collected in the Company’s natural gas service areas, there were 5% more HDD in 2017 compared to 2016. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 1.7% in 2017 compared to 2016. As of December 31, 2017 the total number of natural gas customers served increased by 1,371 compared to the prior year.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Therms	%	Therms	%
Residential	48.7	43.4	40.6	5.3	12.2%	2.8	6.9%
Commercial & Industrial	182.4	170.4	165.1	12.0	7.0%	5.3	3.2%

Total Therm Sales	231.1	213.8	205.7	17.3	8.1%	8.1	3.9%

Gas Operating Revenues and Sales Margin—The following table details total Gas Operating Revenue and Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Gas Operating Revenue:
Residential	$86.0	$77.3	$71.0	$8.7	11.3%	$6.3	8.9%
Commercial & Industrial	130.1	116.7	110.2	13.4	11.5%	6.5	5.9%

Total Gas Operating Revenue	$216.1	$194.0	$181.2	$22.1	11.4%	$12.8	7.1%

Cost of Gas Sales	$99.2	$84.3	$77.6	$14.9	17.7%	$6.7	8.6%

Gas Sales Margin	$116.9	$109.7	$103.6	$7.2	6.6%	$6.1	5.9%

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

Natural gas sales margin was $116.9 million in 2018, an increase of $7.2 million compared to 2017. Gas sales margin in 2018 was positively affected by higher natural gas distribution rates of $7.1 million, which was partially offset by the reduction in rates of $3.7 million due to the lower corporate income tax rate of 21% under the TCJA. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring adjustments to increase both Gas Operating Revenues and O&M expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margin in 2018 reflects the positive effect of colder winter weather and customer growth on sales volume of $3.8 million.

The increase in Total Gas Operating Revenues of $22.1 million, or 11.4%, in 2018 compared to 2017 reflects higher natural gas distribution rates, customer growth and higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers.

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

Electric Sales, Revenues and Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales increased 3.2% in 2018 compared to 2017. Sales to residential customers and C&I customers increased 5.6% and 1.6%, respectively, in 2018 compared to 2017, reflecting customer growth and warmer-than-average summer temperatures in 2018. Based on weather data collected in the Company’s electric service areas, there were 42.2% more Cooling Degree Days in 2018 compared to 2017. As of December 31, 2018, the number of electric customers served has increased by 593 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.

Unitil’s total electric kWh sales decreased 0.3% in 2017 compared to 2016. Sales to residential customers and C&I customers decreased 0.3% and 0.3%, respectively, in 2017 compared to 2016, reflecting milder summer weather in 2017, largely offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 21% fewer Cooling Degree Days in 2017 compared to 2016. As of December 31, 2017, the number of electric customers served increased by 706 compared to the prior year.

The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	kWh	%	kWh	%
Residential	685.5	649.4	651.3	36.1	5.6%	(1.9)	(0.3%)
Commercial & Industrial	990.3	974.7	977.5	15.6	1.6%	(2.8)	(0.3%)

Total kWh Sales	1,675.8	1,624.1	1,628.8	51.7	3.2%	(4.7)	(0.3%)

Electric Operating Revenues and Sales Margin—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Electric Operating Revenue:
Residential	$127.2	$115.5	$110.6	$11.7	10.1%	$4.9	4.4%
Commercial & Industrial	96.1	90.7	85.5	5.4	6.0%	5.2	6.1%

Total Electric Operating Revenue	$223.3	$206.2	$196.1	$17.1	8.3%	$10.1	5.2%

Cost of Electric Sales	$131.4	$114.0	$108.0	$17.4	15.3%	$6.0	5.6%

Electric Sales Margin	$91.9	$92.2	$88.1	$(0.3)	(0.3%)	$4.1	4.7%

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

Electric sales margin was $91.9 million in 2018, a decrease of $0.3 million compared to 2017. Electric sales margin in 2018 was positively affected by higher electric distribution rates of $2.9 million, partially offset by the reduction in rates of $2.6 million in 2018 due to the lower corporate income tax rate of 21% under the TCJA. Electric sales margin in the current period was also positively affected by warmer-than-average summer temperatures and customer growth of $0.8 million. These positive impacts on electric sales margin were offset by the absence in the current period of a one-year $1.4 million temporary rate reconciliation adjustment recognized in 2017 Electric Operating Revenues by the Company’s New Hampshire electric utility.

The increase in Total Electric Operating Revenue of $17.1 million, or 8.3%, in 2018 compared to 2017 reflects higher electric distribution rates, customer growth and higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers.

Electric sales margin was $92.2 million in 2017, an increase of $4.1 million compared to 2016. Electric sales margin in 2017 was positively affected by higher electric distribution rates of $5.4 million and customer growth of $1.0 million, partially offset by lower sales volumes due to the net impact of milder summer weather of $0.5 million and lower transmission revenues of $1.8 million. The higher electric distribution rates in 2017 include $1.4 million from a one-year $1.4 million temporary rate reconciliation adjustment, discussed above, recognized in 2017 Electric Operating Revenues by the Company’s New Hampshire electric utility.

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

Usource’s revenues decreased $1.3 million, or 21.7%, in 2018 compared to 2017 and $0.1 million, or 1.6%, in 2017 compared to 2016. The decrease in 2018 compared to 2017 is primarily the result of the adoption of a new accounting standard.

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018. ASU 2014-09 requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized as a reduction from revenue, where those payments were previously recognized as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to third parties for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to Channel Partners for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $1.0 million, $1.1 million and $1.0 million in 2018, 2017 and 2016, respectively.

If ASU 2014-09 had been in effect for 2017 and 2016, the result would have been corresponding reductions of $1.1 million and $1.0 million, respectively, in both “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings.

The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Usource	$4.7	$6.0	$6.1	$(1.3)	(21.7%)	$(0.1)	(1.6%)

Total Other Revenue	$4.7	$6.0	$6.1	$(1.3)	(21.7%)	$(0.1)	(1.6%)

Operating Expenses

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $14.9 million, or 17.7%, in 2018 compared to 2017. This increase reflects higher sales of natural gas and higher wholesale natural gas prices. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2017, Cost of Gas increased $6.7 million, or 8.6%, compared to 2016. This increase reflects higher sales of natural gas and higher wholesale natural gas prices, partially offset by an increase in the amount of natural gas purchased by customers directly from third-party suppliers.

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $17.4 million, or 15.3%, in 2018 compared to 2017. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2017, Cost of Electric Sales increased $6.0 million, or 5.6%, compared to 2016. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $5.0 million, or 7.8%, in 2018 compared to 2017. The change in O&M expense reflects higher labor costs of $1.8 million and higher utility operating costs of $4.0 million, partially offset by lower professional fees of $0.8 million. The higher utility operating costs include a non-recurring temporary rate adjustment which increased O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue, and also includes higher bad debt expense of $0.8 million and higher storm-related and other distribution and transmission systems maintenance costs of $2.0 million.

In 2017, total O&M expenses increased $3.1 million, or 5.0%, compared to 2016. The change in O&M expenses reflects higher compensation and benefit costs of $1.2 million and higher utility operating costs of $1.9 million. Utility operating costs include higher pass-through regulatory and vegetation management costs of $1.1 million, which are recovered on a reconciling basis in sales margins.

Depreciation and Amortization—Depreciation and Amortization expense increased $3.5 million, or 7.5%, in 2018 compared to 2017, reflecting higher depreciation on higher utility plant in service and higher amortization of information technology costs, partially offset by lower amortization of deferred major storm costs which were amortized for recovery over multi-year periods.

In 2017, Depreciation and Amortization expense increased $0.3 million, or 0.6%, compared to 2016, reflecting higher utility plant assets in service, partially offset by lower amortization of deferred major storm costs which were amortized for recovery over multi-year periods.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.3 million, or 6.2%, in 2018 compared to 2017, primarily reflecting higher local property tax rates on higher levels of utility plant in service and higher payroll taxes.

In 2017, Taxes Other Than Income Taxes increased $1.5 million, or 7.7%, compared to 2016, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

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

Interest Expense, net increased $0.9 million, or 3.9%, in 2018 compared to 2017 reflecting interest on higher short-term debt rates and higher levels of long-term debt.

In 2017, Interest Expense, increased $0.6 million, or 2.7%, compared to 2016 reflecting interest on higher levels of short-term debt, partially offset by higher net interest income on regulatory assets/liabilities and repayment of higher cost long-term debt.

Other Expense (Income), net

Other Expense, net was essentially unchanged in 2018 compared to 2017 and increased $0.6 million in 2017 compared to 2016. The increase in 2017 reflects higher retirement benefit costs in 2017 compared to 2017. In 2018, the Company adopted ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)” which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-K for the year ended December 31, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. There are $5.5 million, $5.7 million and $4.9 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for 2018, 2017 and 2018, respectively, net of amounts deferred as regulatory assets for future recovery.

Income Taxes

Federal and State Income Taxes decreased $9.1 million in 2018 compared to 2017 reflecting $6.3 million from the lower tax rate on pre-tax earnings in 2018 and the current tax benefit of $2.8 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018. (See Note 9 to the accompanying Consolidated Financial Statements).

In 2017, Income Taxes increased $2.1 million compared to 2016 reflecting higher pre-tax earnings in 2017.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2018 and December 31, 2017, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit agreement, dated as of October 4, 2013, as amended. The Credit Facility extends to July 25, 2023, subject to two one-year extensions and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. Provided there is no event of default, the Company may increase the borrowing limit under the Credit Facility by up to $50 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $265.6 million and $234.9 million for the years ended December 31, 2018 and December 31, 2017, respectively. Total gross repayments were $221.1 million and $278.5 million for the years ended December 31, 2018 and December 31, 2017, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2018 and December 31, 2017:

Revolving Credit Facility (millions)
	December 31,
	2018	2017
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$82.8	$38.3
Letters of Credit Outstanding	$—	$0
Available	$37.2	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2018 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)

Issuance of Long-Term Debt—On November 30, 2018 Unitil Energy issued $30 million of First Mortgage Bonds due November 30, 2048 at 4.18%. Unitil Energy used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against long-term debt for presentation purposes on the Consolidated Balance Sheets.

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

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2018, there are $2.8 million of current and $2.3 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

Contractual Obligations

The table below lists the Company’s known specified contractual obligations as of December 31, 2018.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2018	Total	2019	2020— 2021	2022— 2023	2024 & Beyond
Long-Term Debt	$409.3	$18.8	$28.4	$34.9	$327.2
Interest on Long-Term Debt	303.9	22.3	41.4	36.7	203.5
Gas Supply Contracts	489.9	41.2	69.1	70.5	309.1
Electric Supply Contracts	14.1	1.7	2.7	2.2	7.5
Other (Including Capital and Operating Lease Obligations)	10.4	4.5	4.7	1.1	0.1

Total Contractual Cash Obligations	$1,227.6	$88.5	$146.3	$145.4	$847.4

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2018, there were approximately $4.3 million of guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.4 million and $8.5 million of natural gas storage inventory at December 31, 2018 and 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2018, which was payable in January 2019, was $0.9 million and recorded in Accounts Payable at December 31, 2018. The amount of natural gas inventory released in December 2017, which was payable in January 2018, was $3.1 million and recorded in Accounts Payable at December 31, 2017.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $16.6 million and $4.1 million in 2018 and 2017, respectively. The Company, along with its subsidiaries, contributed $4.0 million to Voluntary Employee Benefit Trusts (VEBTs) in each of 2018 and 2017. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2019 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of December 31, 2018, there were approximately $4.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2018 and 2017.

	2018	2017
Cash Provided by Operating Activities	$78.5	$86.2

Cash Provided by Operating Activities—Cash Provided by Operating Activities was $78.5 million in 2018, a decrease of $7.7 million compared to 2017.

Cash flow from net income, adjusted for the total of non-cash charges to depreciation, amortization and deferred taxes, was $91.4 million in 2018 compared to $93.4 million in 2017, reflecting a decrease of $2.0 million. The increase in net income of $4.0 million in 2018 compared to 2017 is primarily attributable to increases in natural gas margins and customer growth. The increase in depreciation and amortization of $3.5 million in 2018 compared to 2017 reflects higher utility depreciation from higher net utility plant in service, partially offset by decreases in amortization of prior storm costs. The decrease in the deferred tax provision of $9.5 million in 2018 compared to 2017 is primarily a result of decreased tax depreciation deductions and due to the reduction of the corporate income tax rate per the TCJA.

Changes in working capital items resulted in a $3.9 million source of cash in 2018 compared to a ($9.7) million use of cash in 2017, representing an increase of $13.6 million. The change in working capital in 2018 compared to 2017 is reflective of normal fluctuations in business and operating conditions.

Deferred Regulatory and Other Charges decreased by $5.2 million in 2018 compared to 2017. The change in Other, net in 2018 compared to 2017 was ($14.1) million, primarily driven by increased contributions to the Company’s retirement plans.

	2018	2017
Cash (Used in) Investing Activities	$(102.4)	$(119.3)

Cash (Used in) Investing Activities—Cash Used in Investing Activities was ($102.4) million in 2018 compared to ($119.3) million in 2017. The actual capital spending in both 2018 and 2017 is related to utility capital expenditures for electric and gas utility system additions. The lower spending in 2018 is largely attributable to special major information technology investments and the construction of a new distribution operations center for Fitchburg, which were in addition to the normal level of utility capital expenditures. The Company’s projected capital spending range for 2019 is $120 million to $130 million.

	2018	2017
Cash Provided by Financing Activities	$22.8	$36.2

Cash Provided by Financing Activities—Cash Provided by Financing Activities was $22.8 million in 2018 compared to $36.2 million in 2017. The lower cash provided by financing activities in 2018 compared to 2017 is primarily attributable to the repayment of long-term debt of ($12.9) million. Other changes in financing activities in 2018 compared to 2017 total ($0.5) million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2018 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.46 per common share in 2018, $1.44 per common share in 2017, and $1.42 per share in 2016. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2019 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.370 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.48 from $1.46. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2018, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $589,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $502,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 10 to the accompanying Consolidated Financial Statements).

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

Commitments and Contingencies—The Company’s accounting policy is to record a nd/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2018, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.

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

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 3.3%, 2.4%, and 1.8% during 2018, 2017, and 2016, respectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Unitil Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

/s/ Deloitte & Touche LLP

Boston, MA

January 31, 2019

We have served as the Company’s auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2018	2017	2016

Operating Revenues:

Gas	$216.1	$194.0	$181.2

Electric	223.3	206.2	196.1

Other	4.7	6.0	6.1

Total Operating Revenues	444.1	406.2	383.4

Operating Expenses:

Cost of Gas Sales	99.2	84.3	77.6

Cost of Electric Sales	131.4	114.0	108.0

Operation and Maintenance	69.5	64.5	61.4

Depreciation and Amortization	50.4	46.9	46.6

Taxes Other Than Income Taxes	22.4	21.1	19.6

Total Operating Expenses	372.9	330.8	313.2

Operating Income	71.2	75.4	70.2

Interest Expense, net	24.0	23.1	22.5

Other Expense (Income), net	5.8	5.8	5.2

Income Before Income Taxes	41.4	46.5	42.5

Income Taxes	8.4	17.5	15.4

Net Income Applicable to Common Shares	$33.0	$29.0	$27.1

Earnings per Common Share—Basic and Diluted	$2.23	$2.06	$1.94

Weighted Average Common Shares Outstanding—(Basic and Diluted)	14.8	14.1	14.0

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2018	2017

Current Assets:

Cash and Cash Equivalents	$7.8	$8.9

Accounts Receivable, net	66.8	67.4

Accrued Revenue	54.7	53.3

Exchange Gas Receivable	8.1	5.8

Gas Inventory	0.8	0.6

Materials and Supplies	7.0	6.9

Prepayments and Other	7.0	8.4

Total Current Assets	152.2	151.3

Utility Plant:

Gas	760.6	699.6

Electric	500.1	476.7

Common	83.1	67.4

Construction Work in Progress	25.5	35.5

Utility Plant	1,369.3	1,279.2

Less: Accumulated Depreciation	332.5	307.7

Net Utility Plant	1,036.8	971.5

Other Noncurrent Assets:

Regulatory Assets	99.0	109.6

Other Assets	10.3	9.5

Total Other Noncurrent Assets	109.3	119.1

TOTAL ASSETS	$1,298.3	$1,241.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2018	2017

Current Liabilities:

Accounts Payable	$42.6	$41.5

Short-Term Debt	82.8	38.3

Long-Term Debt, Current Portion	18.4	29.8

Regulatory Liabilities	11.5	9.2

Energy Supply Obligations	13.4	9.7

Environmental Obligations	0.6	0.5

Capital Lease Obligations	3.1	3.1

Other Current Liabilities	20.1	18.9

Total Current Liabilities	192.5	151.0

Noncurrent Liabilities:

Retirement Benefit Obligations	121.5	150.1

Deferred Income Taxes, net	97.8	82.9

Cost of Removal Obligations	90.7	84.3

Regulatory Liabilities	47.0	48.9

Capital Lease Obligations	2.7	5.7

Environmental Obligations	1.4	1.6

Other Noncurrent Liabilities	6.0	4.3

Total Noncurrent Liabilities	367.1	377.8

Capitalization:

Long-Term Debt, Less Current Portion	387.4	376.3

Stockholders’ Equity:

Common Equity (Outstanding 14,876,955 and 14,815,585 Shares)	279.1	275.8

Retained Earnings	72.0	60.8

Total Common Stock Equity	351.1	336.6

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	351.3	336.8

Total Capitalization	738.7	713.1

Commitments and Contingencies (Note 8)

TOTAL LIABILITIES AND CAPITALIZATION	$1,298.3	$1,241.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2018	2017	2016

Operating Activities:

Net Income	$33.0	$29.0	$27.1

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	50.4	46.9	46.6

Deferred Tax Provision	8.0	17.5	15.4

Changes in Working Capital Items:

Accounts Receivable	0.6	(14.5)	(5.4)

Accrued Revenue	(1.4)	(3.8)	(11.1)

Regulatory Liabilities	2.3	(1.2)	(5.2)

Exchange Gas Receivable	(2.3)	2.5	2.8

Accounts Payable	1.1	9.1	(0.9)

Other Changes in Working Capital Items	3.6	(1.8)	(1.0)

Deferred Regulatory and Other Charges	(11.3)	(6.1)	(5.0)

Other, net	(5.5)	8.6	5.0

Cash Provided by Operating Activities	78.5	86.2	68.3

Investing Activities:

Property, Plant and Equipment Additions	(102.4)	(119.3)	(98.1)

Cash Used In Investing Activities	(102.4)	(119.3)	(98.1)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	44.5	(43.6)	39.9

Issuance of Long-Term Debt	29.9	89.3	30.0

Repayment of Long-Term Debt	(30.1)	(17.2)	(19.0)

Decrease in Capital Lease Obligations	(3.0)	(2.5)	(2.8)

Net Increase (Decrease) in Exchange Gas Financing	2.1	(2.4)	(2.5)

Dividends Paid	(21.8)	(20.4)	(20.0)

Proceeds from Issuance of Common Stock	1.2	33.0	1.3

Cash Provided by Financing Activities	22.8	36.2	26.9

Net (Decrease) Increase in Cash	(1.1)	3.1	(2.9)

Cash at Beginning of Year	8.9	5.8	8.7

Cash at End of Year	$7.8	$8.9	$5.8

Supplemental Information:

Interest Paid	$24.6	$23.0	$22.1

Income Taxes Paid	$0.4	$—	$1.6

Payments on Capital Leases	$3.3	$3.3	$3.4

Capital Expenditures Included in Accounts Payable	$0.5	$1.1	$0.3

Non-Cash Additions to Property, Plant and Equipment	$—	$—	$3.5

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2016	$237.5	$45.1	$282.6

Net Income for 2016		27.1	27.1

Dividends ($1.42 per Common Share)		(20.0)	(20.0)

Shares Issued Under Stock Plans	1.9		1.9

Issuance of 32,095 Common Shares (See Note 6)	1.3		1.3

Balance at December 31, 2016	240.7	52.2	292.9

Net Income for 2017		29.0	29.0

Dividends ($1.44 per Common Share)		(20.4)	(20.4)

Shares Issued Under Stock Plans	2.1		2.1

Issuance of 26,256 Common Shares (See Note 6)	1.3		1.3

Issuance of 690,000 Common Shares (See Note 6)	31.7		31.7

Balance at December 31, 2017	275.8	60.8	336.6

Net Income for 2018		33.0	33.0

Dividends ($1.46 per Common Share)		(21.8)	(21.8)

Shares Issued Under Stock Plans	2.1		2.1

Issuance of 25,932 Common Shares (See Note 6)	1.2		1.2

Balance at December 31, 2018	$279.1	$72.0	$351.1

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

Utility Revenue Recognition—Gas Operating Revenues and Electric Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.

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

In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, and its subsequent clarifications and amendments outlined in ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2017-13, on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018, with the cumulative impact on contracts not yet completed as of December 31, 2017 recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the twelve months ended December 31, 2018. A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type. The lower revenues reported in the twelve months ended December 31, 2018 to account for the reduction in the corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (TCJA) are shown separately in the tables below for informational purposes.

	Twelve Months Ended December 31, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$81.4	$123.6	$205.0
Commercial & Industrial	119.7	96.4	216.1
Other	13.3	11.3	24.6
Revenue Reductions—TCJA	(3.7)	(2.6)	(6.3)

Total Billed and Unbilled Revenue	210.7	228.7	439.4
Rate Adjustment Mechanism Revenue	5.4	(5.4)	—

Total Gas and Electric Operating Revenues	$216.1	$223.3	$439.4

	Twelve Months Ended December 31, 2017
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$71.2	$107.9	$179.1
Commercial & Industrial	102.8	87.7	190.5
Other	13.5	6.0	19.5

Total Billed and Unbilled Revenue	187.5	201.6	389.1
Rate Adjustment Mechanism Revenue	6.5	4.6	11.1

Total Gas and Electric Operating Revenues	$194.0	$206.2	$400.2

	Twelve Months Ended December 31, 2016
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$61.5	$101.9	$163.4
Commercial & Industrial	92.7	81.5	174.2
Other	11.2	4.9	16.1

Total Billed and Unbilled Revenue	165.4	188.3	353.7
Rate Adjustment Mechanism Revenue	15.8	7.8	23.6

Total Gas and Electric Operating Revenues	$181.2	$196.1	$377.3

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

Other Operating Revenue—Non-regulated—Usource, Unitil’s non-regulated subsidiary, conducts its business activities as a broker of competitive energy services. Usource does not take title to the electric and gas commodities which are the subject of the brokerage contracts. The Company records energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period. Usource partners with certain entities to facilitate these brokerage services and pays these entities a fee under revenue sharing agreements.

As discussed above, the Company adopted ASU 2014-09 in the first quarter of 2018. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. ASU 2014-09 requires that payments made by Usource to third parties (Channel Partners) for revenue sharing agreements are recognized net, as a reduction from revenue, where those payments were previously recognized gross as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to Channel Partners for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU 2014-09, payments by Usource to third parties for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $1.0 million, $1.1 million and $1.0 million in 2018, 2017 and 2016, respectively.

If ASU 2014-09 had been in effect for 2017 and 2016, the result would have been corresponding reductions of $1.1 million and $1.0 million, respectively, in both “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings as shown in the tables below.

Other Operating Revenues ($ millions):	Twelve Months Ended December 31
	As Reported	If ASU 2014-09 Had Been in Effect
	2018	2017	2016
Usource Contract Revenue	$5.7	$6.0	$6.1
Less: Revenue Sharing Payments	(1.0)	(1.1)	(1.0)

Total Other Operating Revenues	$4.7	$4.9	$5.1

Operation and Maintenance Expense ($ millions):	Twelve Months Ended December 31
	As Reported	If ASU 2014-09 Had Been in Effect
	2018	2017	2016
Operation and Maintenance Expense	$69.5	$63.4	$60.4

Retirement Benefit Costs—The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) and the Unitil Corporation Supplemental Executive Retirement Plan (SERP).The net periodic benefit costs associated with these benefit plans consist of service cost and other components (See Note 10 to the Consolidated Financial Statements). In the first quarter of 2018, the Company adopted ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715) which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form 10-K for the twelve months ended December 31, 2018, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other Expense (Income), net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. The change in presentation for the twelve months ended December 31, 2018 resulted in a reduction of “Operations and Maintenance” and an increase in “Other Expense (Income), net” on the Consolidated Statements of Earnings for the prior periods. There are $5.5 million, $5.7 million and $4.9 million of non-service cost net periodic benefit costs reported in “Other Expense (Income), net” for the twelve months ended December 31, 2018, 2017 and 2016, respectively, net of amounts deferred as regulatory assets for future recovery.

Depreciation and Amortization—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2018 – 3.38%, 2017 – 3.45% and 2016 – 3.49%.

Stock-based Employee Compensation—Unitil accounts for stock-based employee compensation using the fair value-based method (See Note 6).

Sales and Consumption Taxes—The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings. The consumption tax in New Hampshire has been repealed effective January 1, 2019.

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

Dividends—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2018 the Company paid quarterly dividends of $0.365 per share, resulting in an annualized dividend rate of $1.46 per common share. For the years ended December 31, 2017 and 2016, the Company paid quarterly dividends of $0.36 and $0.355 per common share, respectively, resulting in annualized dividend rates of $1.44 and $1.42 per common share, respectively. At its January 2019 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.37 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.48 per share from $1.46 per share.

Cash and Cash Equivalents—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2018 and 2017, the Unitil subsidiaries had deposited $3.5 million and $2.9 million, respectively to satisfy their ISO-NE obligations. In addition, Northern Utilities maintains an account used to implement its natural gas hedging program. There were no cash margin deposits at Northern Utilities as of December 31, 2018 and 2017.

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

Accrued Revenue—Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below) and unbilled revenues (see “Utility Revenue Recognition” above.) The following table shows the components of Accrued Revenue as of December 31, 2018 and 2017.

Accrued Revenue (millions)	December 31,
	2018	2017
Regulatory Assets—Current	$41.3	$39.5
Unbilled Revenues	13.4	13.8

Total Accrued Revenue	$54.7	$53.3

Exchange Gas Receivable—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third-party. The third-party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2018 and 2017.

Exchange Gas Receivable (millions)	December 31,
	2018	2017
Northern Utilities	$7.5	$5.4
Fitchburg	0.6	0.4

Total Exchange Gas Receivable	$8.1	$5.8

Gas Inventory—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2018 and 2017.

Gas Inventory (millions)	December 31,
	2018	2017
Natural Gas	$0.3	$0.4
Propane	0.4	0.1
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$0.8	$0.6

Utility Plant—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 2.70%, 2.90% and 2.18% in 2018, 2017 and 2016, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2018 and 2017, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $90.7 million and $84.3 million, respectively.

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

Regulatory Assets consist of the following (millions)	December 31,
	2018	2017
Retirement Benefits	$72.0	$84.5
Energy Supply & Other Rate Adjustment Mechanisms	38.4	36.0
Deferred Storm Charges	6.3	7.2
Environmental	7.9	9.5
Income Taxes	5.7	6.5
Other Deferred Charges	10.0	5.4

Total Regulatory Assets	$140.3	$149.1
Less: Current Portion of Regulatory Assets(1)	41.3	39.5

Regulatory Assets—noncurrent	$99.0	$109.6

(1)	Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets and in the Accrued Revenue table shown above.

Regulatory Liabilities consist of the following (millions)	December 31,
	2018	2017
Rate Adjustment Mechanisms	$11.5	$6.9
Gas Pipeline Refund	—	2.3
Income Taxes (Note 9)	47.0	48.9

Total Regulatory Liabilities	58.5	58.1
Less: Current Portion of Regulatory Liabilities	11.5	9.2

Regulatory Liabilities—noncurrent	$47.0	$48.9

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2018 are $6.0 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

Derivatives—The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that none of its energy supply contracts qualify as a derivative instrument under the guidance set forth in the FASB Codification.

The Company previously operated a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service, which included use of derivative instruments. The hedging program was terminated in 2018.

Under the hedging program previously operated by Northern Utilities, any gains or losses resulting from the change in the fair value of these derivatives were passed through to ratepayers directly through Northern Utilities’ Cost of Gas Clause. The fair value of these derivatives was determined using Level 2 inputs (valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly), specifically based on the NYMEX closing prices for outstanding contracts as of the balance sheet date. As a result of the ratemaking process, the Company recorded gains and losses resulting from the change in fair value of the derivatives as regulatory liabilities or assets, then reclassified these gains or losses into Cost of Gas Sales when the gains and losses were passed through to customers through the Cost of Gas Clause.

As of December 31, 2018 and December 31, 2017, the Company had zero and 0.6 billion cubic feet (BCF), respectively, outstanding in natural gas purchase contracts under its hedging program. The Company had no derivative assets or liabilities recorded on its Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017. There was zero and $0.4 million of losses / (gains) recognized in Regulatory Assets / Liabilities for the years ended December 31, 2018 and 2017, respectively. There were no losses / (gains) reclassified into the Consolidated Statements of Earnings for the years ended December 31, 2018 and 2017.

Investments in Marketable Securities—The Company maintains a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See further discussion of the SERP in Note 10).

At December 31, 2018 and 2017, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $4.8 million and $3.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, net.

Fair Value of Marketable Securities (millions)	December 31,
	2018	2017
Equity Funds	$—	$2.1
Fixed Income Funds	—	1.5
Money Market Funds	4.8	—

Total Marketable Securities	$4.8	$3.6

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2018	2017
Current:
Exchange Gas Obligation	$7.5	$5.4
Renewable Energy Portfolio Standards	5.6	4.0
Power Supply Contract Divestitures	0.3	0.3

Total Energy Supply Obligations—Current	$13.4	$9.7
Noncurrent:
Power Supply Contract Divestitures	$0.6	$0.9

Total Energy Supply Obligations	$14.0	$10.6

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (RECs) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in two major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and for offshore wind generation. The contracts were filed with MDPU in 2018 and approvals remain pending.

Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

Off-Balance Sheet Arrangements—As of December 31, 2018, the Company does not have any significant arrangements that would be classified as Off-Balance Sheet Arrangements. In the ordinary course of business, the Company does contract for certain office equipment, vehicles and other equipment under operating leases (See Note 5).

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2018, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below (See Note 8).

Environmental Matters—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2018, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Recently Issued Pronouncements— In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Sutopic 715-20)” which amends existing guidance to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The ASU is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718)” which amends the existing guidance relating to the accounting for nonemployee share-based payments. Under this ASU, most of the guidance on share-based payments to nonemployees will be aligned with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU in the second quarter of 2018 and it did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715)” which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement. In addition, on a prospective basis, the ASU limits the component of net benefit cost eligible to be capitalized to service costs. The ASU became effective for the Company on January 1, 2018. The change in capitalization of retirement benefits did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company plans to adopt the standard as of January 1, 2019. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will also elect the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. The Company expects that adoption of the standard will result in recognition of approximately $4.2 million of lease assets and lease liabilities as of January 1, 2019 on the Company’s Consolidated Balance Sheets. The Company does not believe the standard will have a material effect on its Consolidated Statements of Earnings and Consolidated Statements of Cash Flows.

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

The Company used the modified retrospective method when adopting the new standard on January 1, 2018. The new guidance did not have a material impact to the Consolidated Financial Statements. (See “Utility Revenue Recognition” and “Other Operating Revenue—Non-regulated” above.)

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

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Total Operating Revenues	$145.8	$126.0	$84.5	$80.8	$88.2	$84.0	$125.6	$115.4
Operating Income	$28.1	$27.7	$10.6	$11.6	$10.3	$10.4	$22.2	$25.7
Net Income Applicable to Common	$15.6	$12.4	$3.6	$3.1	$2.8	$2.3	$11.0	$11.2

	Per Share Data:
Earnings Per Common Share	$1.06	$0.88	$0.24	$0.23	$0.19	$0.16	$0.74	$0.79
Dividends Paid Per Common Share	$0.365	$0.360	$0.365	$0.360	$0.365	$0.360	$0.365	$0.360

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

The following table provides significant segment financial data for the years ended December 31, 2018, 2017 and 2016 (millions):

Year Ended December 31, 2018	Gas	Electric	Non- Regulated	Other	Total

Revenues:

Billed and Unbilled Revenue	$210.7	$228.7	$—	$—	$439.4

Rate Adjustment Mechanism Revenue	5.4	(5.4)	—	—	—

Other Operating Revenue—Non-Regulated	—	—	4.7	—	4.7

Total Operating Revenues	$216.1	$223.3	$4.7	$—	$444.1

Interest Income	0.8	0.8	0.2	0.6	2.4

Interest Expense	14.2	9.0	—	3.2	26.4

Depreciation & Amortization Expense	24.9	23.1	0.1	2.3	50.4

Income Tax Expense (Benefit)	7.1	4.2	0.5	(3.4)	8.4

Segment Profit	18.8	11.4	1.3	1.5	33.0

Segment Assets	764.1	484.2	6.9	43.1	1,298.3

Capital Expenditures	70.8	28.4	—	3.2	102.4

Year Ended December 31, 2017

Revenues	$194.0	$206.2	$6.0	$—	$406.2

Interest Income	0.7	1.0	0.1	0.6	2.4

Interest Expense	13.7	8.8	—	3.0	25.5

Depreciation & Amortization Expense	22.4	23.4	0.1	1.0	46.9

Income Tax Expense (Benefit)	10.7	7.5	0.7	(1.4)	17.5

Segment Profit	16.4	11.9	1.2	(0.5)	29.0

Segment Assets	714.3	476.9	6.7	44.0	1,241.9

Capital Expenditures	72.1	33.7	—	13.5	119.3

Year Ended December 31, 2016

Revenues	$181.2	$196.1	$6.1	$—	$383.4

Interest Income	0.2	0.7	0.1	0.2	1.2

Interest Expense	13.3	8.3	—	2.1	23.7

Depreciation & Amortization Expense	21.9	23.8	0.1	0.8	46.6

Income Tax Expense (Benefit)	9.2	6.6	0.8	(1.2)	15.4

Segment Profit	14.5	11.1	1.1	0.4	27.1

Segment Assets	645.2	441.1	6.8	35.1	1,128.2

Capital Expenditures	57.0	30.1	—	11.0	98.1

Note 4: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2018, 2017 and 2016, the Company recorded provisions for the energy commodity portion of bad debts of $2.6 million, $1.3 million and $1.6 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2016—2018 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2018
Electric	$0.9	$3.2	$0.3	$3.9	$0.5
Gas	0.6	2.9	0.3	3.0	0.8
Other	0.1	(0.1)	—	—	—

	$1.6	$6.0	$0.6	$6.9	$1.3

Year Ended December 31, 2017
Electric	$0.8	$1.8	$0.3	$2.0	$0.9
Gas	0.2	1.9	0.3	1.8	0.6
Other	0.1	—	—	—	0.1

	$1.1	$3.7	$0.6	$3.8	$1.6

Year Ended December 31, 2016
Electric	$0.6	$2.9	$0.3	$3.0	$0.8
Gas	0.5	1.7	0.3	2.3	0.2
Other	0.1	—	—	—	0.1

	$1.2	$4.6	$0.6	$5.3	$1.1

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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2018, in accordance with the covenants, these subsidiary companies had a combined amount of $249.2 million available for the payment of dividends and Unitil Corporation had $137.4 million available for the payment of dividends. As of December 31, 2018, the Company’s balance in Retained Earnings was $72.0 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2018 for the payment of dividends.

Issuance of Long-Term Debt—On November 30, 2018 Unitil Energy issued $30 million of First Mortgage Bonds due November 30, 2048 at 4.18%. Unitil Energy used the net proceeds from this offering to repay short term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against long-term debt for presentation purposes on the Consolidated Balance Sheets.

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

Debt Repayment—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $30.1 million, $17.2 million and $19.0 million in 2018, 2017, and 2016, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2018 is: 2019 – $18.8 million; 2020 – $19.8 million; 2021 – $8.6 million; 2022 – $28.2 million; 2023 – $6.7 million and thereafter $327.2 million.

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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2018	2017
Estimated Fair Value of Long-Term Debt	$422.0	$457.1

Details on long-term debt at December 31, 2018 and 2017 are shown below:

Long-Term Debt (millions)	December 31,
	2018	2017
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0

Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	10.0	15.0
8.49% Senior Secured Notes, Due October 14, 2024	6.0	7.5
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	—

Fitchburg:
6.75% Senior Notes, Due November 30, 2023	5.7	7.6
6.79% Senior Notes, Due October 15, 2025	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0

Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	—	10.0
5.29% Senior Notes, Due March 2, 2020	16.6	25.0
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0

Granite State:
7.15% Senior Notes, Due December 15, 2018	—	3.3
3.72% Senior Notes, Due November 1, 2027	15.0	15.0

Total Long-Term Debt	409.3	409.4
Less: Unamortized Debt Issuance Costs	3.5	3.3

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	405.8	406.1
Less: Current Portion	18.4	29.8

Total Long-Term Debt, Less Current Portion	$387.4	$376.3

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

Interest Expense, net (millions)
	2018	2017	2016
Interest Expense
Long-Term Debt	$23.1	$21.8	$21.8
Short-Term Debt	2.6	2.5	1.4
Regulatory Liabilities	0.7	1.2	0.5

Subtotal Interest Expense	26.4	25.5	23.7

Interest Income
Regulatory Assets	(0.8)	(0.7)	(0.3)
AFUDC(1) and Other	(1.6)	(1.7)	(0.9)

Subtotal Interest Income	(2.4)	(2.4)	(1.2)

Total Interest Expense, net	$24.0	$23.1	$22.5

(1)	AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit agreement, dated as of October 4, 2013, as amended. The Credit Facility extends to July 25, 2023, subject to two one-year extensions and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. Provided there is no event of default, the Company may increase the borrowing limit under the Credit Facility by up to $50 million.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $265.6 million and $234.9 million for the years ended December 31, 2018 and December 31, 2017, respectively. Total gross repayments were $221.1 million and $278.5 million for the years ended December 31, 2018 and December 31, 2017, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2018 and December 31, 2017:

Revolving Credit Facility (millions)
	December 31,
	2018	2017
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$82.8	$38.3
Letters of Credit Outstanding	$—	$—
Available	$37.2	$81.7

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2018 and December 31, 2017, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The weighted average interest rates on all short-term borrowings were 3.3%, 2.4%, and 1.8% during 2018, 2017, and 2016, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

In April 2014, Unitil Service Corp. entered into a financing arrangement for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of December 31, 2018, there are $2.8 million of current and $2.3 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.4 million and $8.5 million of natural gas storage inventory at December 31, 2018 and 2017, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2018, which was payable in January 2019, was $0.9 million and recorded in Accounts Payable at December 31, 2018. The amount of natural gas inventory released in December 2017, which was payable in January 2018, was $3.1 million and recorded in Accounts Payable at December 31, 2017.

Leases

Unitil’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2018, 2017 and 2016 amounted to $2.2 million, $2.0 million and $1.8 million respectively.

Assets under capital leases amounted to approximately $15.0 million and $15.0 million as of December 31, 2018 and 2017, respectively, less accumulated amortization of $1.7 million and $0.7 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2018. The payments for capital leases consist of $3.1 million of current Capital Lease Obligations and $2.7 million of noncurrent Capital Lease Obligations on the Company’s Consolidated Balance Sheets as of December 31, 2018. $2.8 million of the current Capital Lease Obligations and $2.3 million of the noncurrent Capital Lease Obligations reflect amounts under a financing arrangement entered into in April 2014 for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation.

Year Ending December 31, (000’s)	Operating Leases	Capital Leases
2019	$1,372	$3,069
2020	1,138	2,535
2021	969	93
2022	689	32
2023	390	14
2024 – 2028	120	—

Total Payments	$4,678	$5,743

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2018, there were approximately $4.3 million of guarantees outstanding.

Note 6: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding. Details regarding these forms of capitalization follow:

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 14,815,585 and 14,876,955 shares of common stock outstanding at December 31, 2017 and December 31, 2018, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2017 and December 31, 2018.

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

Dividend Reinvestment and Stock Purchase Plan—During 2018, the Company sold 25,932 shares of its common stock, at an average price of $47.78 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.2 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2017 and 2016, the Company raised $1.3 million and $1.3 million, respectively, through the issuance of 26,256 and 32,095 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to Employee Length of Service Awards and the stock portion of the Directors’ annual retainer. (See Part II, Item 5, for additional information). During 2018, 2017 and 2016, the Company repurchased 791, 1,686 and 1,949 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was less than $0.1 million, $0.1 million and $0.1 million in 2018, 2017 and 2016, respectively.

During 2018, 2017 and 2016, the Company did not cancel or retire any of its common stock.

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

Restricted Shares issued for 2016 – 2018 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/26/16	43,220	$1.6
4/19/16	800	<$0.1
1/30/17	34,930	$1.6
1/29/18	37,510	$1.6

There were 29,252 and 89,326 non-vested shares under the Stock Plan as of December 31, 2018 and 2017, respectively. The weighted average grant date fair value of these shares was $42.86 per share and $39.54 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $2.2 million, $2.7 million and $2.2 million in 2018, 2017 and 2016, respectively. At December 31, 2018, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.3 years. There were 2,072 restricted shares forfeited and zero restricted shares cancelled under the Stock Plan during 2018. On January 29, 2019, there were 33,150 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.6 million.

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

The equity portion of Restricted Stock Units activity during 2018 and 2017 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2018		2017
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	52,224	$36.22	43,345	$33.40
Restricted Stock Units Granted	7,892	$49.63	7,522	$50.23
Dividend Equivalents Earned	1,673	$47.85	1,357	$48.57
Restricted Stock Units Settled	—	—	—	—

Ending Restricted Stock Units	61,789	$38.25	52,224	$36.22

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017 is $1.3 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2018 and December 31, 2017. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2018 and December 31, 2017, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2018	2017	2016
Earnings Available to Common Shareholders	$33.0	$29.0	$27.1

Weighted Average Common Shares Outstanding—Basic (000’s)	14,824	14,095	13,990
Plus: Diluted Effect of Incremental Shares (000’s)	5	7	6

Weighted Average Common Shares Outstanding—Diluted (000’s)	14,829	14,102	13,996

Earnings per Share—Basic and Diluted	$2.23	$2.06	$1.94

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2018	2017	2016
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	6,102	8,733	600

Note 7: Energy Supply

NATURAL GAS SUPPLY

Unitil purchases and manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.

Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third-party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2018, 79% of Unitil’s largest New Hampshire gas customers, representing 37% of Unitil’s New Hampshire gas therm sales and 68% of Unitil’s largest Maine customers, representing 23% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2018, 85% of Unitil’s largest Massachusetts gas customers, representing 26% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

Regulated Natural Gas Supply

Northern Utilities purchases a majority of its natural gas from U.S. domestic and Canadian suppliers largely under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), via over the road trucking of supplies to storage facilities within Northern Utilities’ service territory.

Northern Utilities has available under firm contract 115,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 4.3 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

Fitchburg purchases natural gas under contracts from producers and marketers largely under contracts of one year or less, and occasionally on the spot market. Fitchburg arranges for gas transportation and delivery to its system through its own long-term contracts with Tennessee Gas Pipeline, through peaking supply contracts delivered to its system, or in the case of LNG or liquefied propane gas (LPG), via trucking of supplies to storage facilities within Fitchburg’s service territory.

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

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2018, 77% of Unitil’s largest New Hampshire customers, representing 24% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 81% of Unitil’s largest Massachusetts customers, representing 32% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base and customers in Ashby comprise another 4%. Buoyed by the municipal aggregations, 31% of Unitil’s residential customers in Massachusetts purchase their electricity from a third-party supplier as of December 2018.

In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier stands at 10%, down slightly relative to prior years when 13% of Unitil’s residential customers in New Hampshire purchased their supply from third-party suppliers. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.

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

Long-Term Renewable Contracts

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (RECs) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in two major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and for offshore wind generation. The contracts were filed with MDPU in 2018 and approvals remain pending.

Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2017. The remaining balance of these assets is $0.9 million as of December 31, 2018, including $0.3 million recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet projected to be recovered in the next year and $0.6 million recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next two years. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, has issued procedural orders directing how the tax law changes are to be reflected in rates, including requiring that the companies provide certain filings and calculations. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State (described below). More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

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

In Massachusetts, the MDPU issued an order opening an investigation into the effect on rates of the decrease in the federal corporate income tax rate on the MDPU’s regulated utilities, and required each utility subject to its jurisdiction to submit proposals to address the effects of the TCJA and to reduce its rates as of January 1, 2018. The MDPU consolidated an earlier petition filed by the Attorney General requesting such an investigation into its order. On June 29, 2018, the MDPU issued an order accepting Fitchburg’s proposal to decrease the annual revenue requirement of both its gas and electric divisions by $0.8 million each. On December 21, 2018 the MDPU issued an order addressing the refund of excess ADIT in phase two of its investigation. Fitchburg was ordered to make a filing by January 4, 2019, for rates effective February 1, 2019, to refund $10.1 million for the electric division amortized over 15 years and $10.4 million for the gas division amortized over 14 years. The filing establishes a “Tax Act Credit Factor” for Fitchburg’s gas and electric divisions effective February 1, 2019 in accordance with the order. To the extent any of the regulatory liability above includes excess ADIT amounts specifically associated with reconciling mechanisms, Fitchburg shall return those amounts through the respective reconciling mechanism and adjust the regulatory liability amount accordingly. The MDPU approved this filing on January 16, 2019.

On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which accounted for the effects of the TCJA in its rates. The settlement was approved by FERC on June 27, 2018, and complies with and satisfies the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reduction under the TCJA.

Base Rate Activity

Unitil Energy—Base Rates—On April 20, 2017 the NHPUC approved a permanent increase of $4.1 million in electric base rates, and a three year rate plan with an additional rate step adjustment, effective May 1, 2017, of $0.9 million, followed by two rate step adjustments in May of 2018 and 2019 to recover the revenue requirements associated with annual capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s step adjustment filing. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million.

Fitchburg—Base Rates—Electric—Fitchburg’s last base rate order from the MDPU, issued in April 2016, included the approval of an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. While a number of the capital cost recovery filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. On November 1, 2018, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015, 2016 and 2017 capital expenditures and associated Capital Cost Adjustment Factors to become effective on January 1, 2019. On December 27, 2018, the Capital Cost Adjustment Factors were approved subject to further investigation and reconciliation. This matter remains pending.

Fitchburg—Electric Grid Modernization—On May 10, 2018, the MDPU issued an order approving a three year grid modernization investment plan for Fitchburg for the period 2018 through 2020 with a spending cap of $4.4 million. The order provides for a cost recovery mechanism for incremental capital investments and operation and maintenance (O&M) expenses. The electric distribution companies in Massachusetts jointly filed compliance filings in August 2018 including 1) revised proposed performance metrics designed to address pre-authorized grid-facing investments, 2) a proposed evaluation plan for the three-year investment term, and 3) a model tariff for cost recovery including proposed protocol for identifying and tracking incremental O&M expenses. Approval of these filings is pending. The next three year investment plan is due July 1, 2020 for the period 2021 through 2023, and is required to include a five year strategic plan for 2021 – 2025.

Fitchburg—Solar Generation—On November 9, 2016, the MDPU approved Fitchburg’s petition to develop a 1.3 MW solar generation facility located on Company property in Fitchburg, Massachusetts. Construction of the solar generating facility was completed and the facility began generating power on November 22, 2017. On April 2, 2018, Fitchburg submitted its first filing pursuant to its Solar Cost Adjustment tariff, by which the Company recovers its annual revenue requirement related to its investment in the solar generation facility. The filing sought a net amount of approximately $0.3 million for recovery effective June 1, 2018. The recovery of this amount in rates was approved by the MDPU on May 31, 2018, subject to further investigation and reconciliation. A final order is pending.

Fitchburg—Base Rates—Gas—Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

Fitchburg—Gas System Enhancement Program—Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation. On October 31, 2018, the MDPU approved the Company’s request for a waiver of the annual cap in order to recover its reconciliation adjustment of $0.4 million effective November 1, 2018 associated with its actual 2017 revenue requirement.

Northern Utilities—Base Rates—Maine—On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities’ pending base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt. The Order also provides for a reduction in annual depreciation expense, reducing the Company’s annual operating costs by approximately $0.5 million, and addressed a number of other issues, including a change to therm billing, increases in other delivery charges, and cost recovery under the Company’s Targeted Area Build-out (TAB) program and Targeted Infrastructure Replacement Adjustment (TIRA) mechanism. The new rates and other changes became effective on March 1, 2018.

Northern Utilities—Targeted Infrastructure Replacement Adjustment—Maine—The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the current base rate case (see above), the MPUC approved an extension of the TIRA mechanism, with adjustment, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities.

Northern Utilities—Targeted Area Build-out Program—Maine—In December 2015, the MPUC approved a TAB program and associated rate surcharge mechanism. This program is designed to allow the economic extension of natural gas mains to new, targeted service areas in Maine. It allows customers in the targeted area the ability to pay a rate surcharge, instead of a large upfront payment or capital contribution to connect to the natural gas delivery system. The initial pilot of the TAB program was approved for the City of Saco, and is being built out over a period of three years, with the potential to add 1,000 new customers and approximately $1 million in annual distribution revenue in the Saco area. A second TAB program was approved for the Town of Sanford, and has the potential to add 2,000 new customers and approximately $2 million in annual distribution revenue in the Sanford area. In its base rate case Order (described above), the MPUC approved the inclusion of Saco TAB investments in rate base along with a cost recovery incentive mechanism for future TAB investments.

Northern Utilities—Base Rates—New Hampshire—On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the agreement, the Company may file for a second step increase for effect May 1, 2019 to recover eligible capital investments in 2018, up to a revenue requirement cap of $2.2 million. If the Company chooses the option to implement the second step increase, the next distribution base rate case will be based on an historic test year of no earlier than twelve months ending December 31, 2020.

Northern Utilities—Franchise Extensions—New Hampshire—On October 3, 2018, the NHPUC granted Northern Utilities authority to expand its natural gas service territory in the Towns of Kingston, New Hampshire and Atkinson, New Hampshire (where the Company already had a limited franchise) to serve new industrial, commercial and residential customers. Northern Utilities has also petitioned the NHPUC to extend its franchise into the Town of Epping, New Hampshire, where new commercial and residential developments present the Company with opportunities for growth. The franchise petition for service to the Town of Epping remains pending.

Granite State—Base Rates—On May 2, 2018, Granite State filed an uncontested rate settlement with FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA. The settlement also provides that Granite State may not file a general (Section 4) rate case prior to April 30, 2019.

Other Matters

NHPUC Energy Efficiency Resource Standard Proceeding—On August 2, 2016, the NHPUC issued an order establishing an Energy Efficiency Resource Standard (EERS), an energy efficiency policy with specific targets or goals for energy savings that New Hampshire electric and gas utilities must meet.

The EERS includes a recovery mechanism to compensate the utilities for lost-revenue related to the EERS programs, and performance incentives and processes for stakeholder involvement, evaluation, measurement and verification, and oversight of the EERS programs. In accordance with the Order, on September 1, 2017, the New Hampshire electric and gas utilities jointly filed a Statewide Energy Efficiency Plan for the period 2018-2020, which was approved on January 2, 2018. On September 14, 2018, the New Hampshire electric and gas utilities jointly filed its 2019 update to the Statewide Energy Efficiency Plan. On December 31, 2018, the Commission approved a settlement agreement regarding the 2019 update to the plan.

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

Unitil Energy—Recent Legislation—On September 13, 2018, the New Hampshire legislature voted to override New Hampshire Governor Sununu’s veto of Senate Bill 365. The enacted legislation requires Unitil Energy to enter into a power purchase agreement with a trash incinerator located in its service territory to purchase the facility’s entire net electrical output for a period that is coterminous with Unitil Energy’s next six default service procurements. The procurement is to be priced at the adjusted energy rate derived from the default service rates approved by the NHPUC in each applicable default service supply solicitation proceeding. The anticipated higher cost differential of the power purchase agreement is to be recovered through a non-by-passable charge applicable to all customers.

Fitchburg—Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System—On September 26, 2018, the Chairman of the MDPU directed the Department to procure and contract with a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board which focuses on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator will examine the following areas: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator will issue a report that will include, but not be limited to, potential opportunities for improvement in each of these areas. Effective November 14, 2018, the MDPU engaged the evaluator to conduct the examination. On December 21, 2018, discovery was issued to the gas and municipal distribution companies, including the Company, and the Company provided its responses on January 9, 2019. The investigation is on-going.

Fitchburg—Electric Reconciliation Filing—The MDPU investigates and reviews Fitchburg’s annual filings which reconcile the costs and revenues in the Company’s various reconciliation accounts. Typically, the Reconciliation Filings are submitted during the fourth quarter for rates effective January 1 of the following year, and the MDPU approves them subject to reconciliation and pending further investigation. Subsequently, during the course of the year, the MDPU engages in more intensive review of these filings, including discovery and, when deemed necessary, the scheduling of evidentiary hearings. While a number of the Reconciling Filings may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding.

Fitchburg—Service Quality—On March 1, 2018, Fitchburg submitted its 2017 Service Quality Reports for both its gas and electric divisions in accordance with new Service Quality Guidelines issued by the MDPU in December 2015. Fitchburg reported that it met or exceeded its benchmarks for service quality performance in all metrics for both its gas and electric divisions. The MDPU approved the gas division’s filing on October 22, 2018. The electric division’s filing is pending approval.

Fitchburg—Energy Diversity—Massachusetts Governor Baker signed into law H.4568 “An Act to Promote Energy Diversity” on August 8, 2016. Among many sections in the bill, the primary provision adds new sections 83c and 83d to the 2008 Green Communities Act. Section 83c requires every electric distribution company (EDC), including Fitchburg, to jointly and competitively solicit proposals for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. The procurement requirement is subject to a determination by the MDPU that the proposed long-term contracts are cost-effective. Section 83d further requires the EDCs to jointly seek proposals for cost effective clean energy (hydro and other) long-term contracts via one or more staggered solicitations, the first of which shall be issued not later than April 1, 2017, for a total of 9,450,000 megawatt-hours by December 31, 2022. Emergency regulations implementing these new provisions, 220 C.M.R. § 23.00 et seq. and 220 C.M.R. § 24.00 et seq. were adopted by the MDPU on December 29, 2016, and adopted as final regulations on March 8, 2017. The EDCs issued the RFP for Long-Term Contracts for Clean Energy Projects, pursuant to Section 83d on March 31, 2017 and project proposals were received on July 27, 2017. Final selection of projects concluded in the first quarter of 2018, contracts were signed in June 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed the 83d long-term contracts with MDPU for approval. This matter remains pending. The EDCs issued the RFP for Long-Term Contracts for Offshore Wind Energy Projects pursuant to Section 83c on June 29, 2017 and project proposals were received on December 20, 2017. Final selection of projects was made in late May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed the 83c long-term contracts with MDPU for approval. This matter remains pending. A subsequent Section 83c solicitation is expected to be issued in June 2019.

Fitchburg—Recent Legislation—On August 9, 2018, Massachusetts Governor Baker signed into law H. 4857, “An Act to Advance Clean Energy.” The legislation contains numerous provisions, including: a requirement that increases the pace at which the Class 1 Renewable Portfolio Standard requirement increases, from the current pace of an additional 1 percent of sales each year to an additional 2 percent of sales each year during the period from January 1, 2020 through December 31, 2029; Electric supply contracts entered into after December 1, 2018 are required to provide a minimum percentage of kWh sales with clean peak resources, subject to regulations to be promulgated by the MDPU; Authorizes electric distribution companies to implement demand charges as part of a monthly minimum reliability charge provided the demand charge is based on system peak demand during the peak hours of the day and if affected customers are informed of the manner by which the demand charges are assessed and ways by which customers may manage and reduce demand; requires all gas distribution companies to report to the MDPU, in a uniform manner, lost and unaccounted for gas each year; Requires electric distribution companies to annually file with the MDPU an Electric Distribution System Resiliency Report which must include heat maps that show the electric load on the distribution system including loads during peak times, highlight the most congested or constrained areas of the distribution system and identify areas of the system most vulnerable to outages due to high electricity demand, lack of local generation, and extreme weather events; Establishes an energy storage target of 1,000 megawatt (MW) hours to be achieved by December 31, 2025, and requires each electric distribution company to submit a report to the Massachusetts Department of Energy Resources (DOER) documenting the energy storage installation in their service territory; Requires the DOER to investigate the necessity of requiring electric distribution companies to jointly conduct additional offshore wind generation solicitations and procurement of up to 1,600 MW of capacity in addition to the 1,600 MW required in H.4568 “An Act to Promote Energy Diversity”. Many of these provisions require further development and implementation by the MDPU and DOER. Fitchburg intends to actively participate in all such proceedings and will comply with all regulatory directives and requirements resulting from these legislative changes.

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

Fitchburg—Other—On August 25, 2017, the Massachusetts Department of Energy Resources (DOER) issued its final Solar Massachusetts Renewable Target (SMART) Program regulations. These regulations were promulgated pursuant to Chapter 75 of the Acts of 2016, which required the DOER to establish a new solar incentive program. The regulation is designed to support the continued development of an additional 1,600 MW of solar renewable energy generating sources via a declining block compensation mechanism. On September 12, 2017, the Massachusetts electric utilities jointly filed a model SMART tariff with the MDPU to implement the program and propose a cost recovery mechanism. Hearings on the merits were held in late March and early April 2018. The MDPU issued its Order on September 26, 2018 making the program effective on that date. The MDPU approved a final model tariff on November 20, 2018 and approved Fitchburg’s company specific tariff on December 21, 2018. On or before November 1 of each year the Company is required to submit to the MDPU its annual SMART Factor cost recovery filing for effect January 1 of the next year. On December 27, 2018, the MDPU approved Fitchburg’s proposed SMART Factors for effect January 1, 2019, subject to investigation and reconciliation. This matter remains pending.

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

In early 2009, a putative class action complaint was filed against Unitil’s Massachusetts based utility, Fitchburg, in Massachusetts’ Worcester Superior Court, (captioned Bellermann et al v. Fitchburg Gas and Electric Light Company). The Complaint sought an unspecified amount of damages, including the cost of temporary housing and alternative fuel sources, emotional and physical pain and suffering and property damages allegedly incurred by customers in connection with the loss of electric service during the ice storm in Fitchburg’s service territory in December 2008. The Massachusetts Supreme Judicial Court issued an order denying class certification status in July 2016, though the plaintiffs’ individual claims remained pending. The Company resolved this matter by settlement in the fall of 2018 and there was no material impact on the Company’s financial position, operating results or cash flows.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2018, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Fitchburg’s Manufactured Gas Plant Site—Fitchburg has worked with the Massachusetts Department of Environmental Protection to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring will continue and it is possible that future activities may be required.

The Environmental Obligations table below shows the amounts accrued for Fitchburg related to estimated and periodic, regulatory review costs for the completed permanent remediation of the Sawyer Passway site. A corresponding Regulatory Asset was recorded to reflect that the recovery of these environmental remediation costs is probable through the regulatory process. The amounts recorded do not assume any amounts are recoverable from insurance companies or other third parties. Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years ended December 31, 2018 and 2017. The Company’s current and noncurrent environmental obligations are recorded on the Company’s Consolidated Balance Sheets in Other Current Liabilities and Other Noncurrent Liabilities, respectively.

Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2018	2017	2018	2017	2018	2017
Total Balance at Beginning of Period	$0.1	$0.1	$2.0	$1.8	$2.1	$1.9
Additions	—	—	0.3	0.4	0.3	0.4
Less: Payments / Reductions	0.1	—	0.3	0.2	0.4	0.2

Total Balance at End of Period	$—	$0.1	$2.0	$2.0	$2.0	$2.1

Less: Current Portion	—	—	0.6	0.5	0.6	0.5

Noncurrent Balance at December 31,	$—	$0.1	$1.4	$1.5	$1.4	$1.6

Note 9: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2018, 2017 and 2016 are shown in the table below:

	($000’s)
	2018	2017	2016
Current Income Tax Provision
Federal	$—	$—	$—
State	355	—	—

Total Current Income Taxes	$355	—	—

Deferred Income Provision
Federal	$5,032	13,675	11,209
State	3,006	3,862	4,145

Total Deferred Income Taxes	8,038	17,537	15,354

Total Income Tax Expense	$8,393	$17,537	$15,354

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2018	2017	2016
Statutory Federal Income Tax Rate	21%	34%	34%
Income Tax Effects of:
State Income Taxes, net	6	6	4
Utility Plant Differences	(7)	(1)	(1)
Tax Credits and Other, net	—	(1)	(1)

Effective Income Tax Rate	20%	38%	36%

Temporary differences which gave rise to deferred tax assets and liabilities in 2018 and 2017 are shown below:

Temporary Differences (000’s)	2018	2017
Deferred Tax Assets
Retirement Benefit Obligations	$32,249	$38,915
Net Operating Loss Carryforwards	10,773	12,686
Tax Credit Carryforwards	2,704	3,536
Other, net	1,571	1,155

Total Deferred Tax Assets	$47,297	$56,292

Deferred Tax Liabilities
Utility Plant Differences	$132,682	$127,932
Regulatory Assets & Liabilities	6,429	9,323
Other, net	5,964	1,894

Total Deferred Tax Liabilities	145,075	139,149

Net Deferred Tax Liabilities	$97,778	$82,857

The Company is subject to federal and state income taxes as well as various other business taxes. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. As a regulated Public Utility Holding Company (PUHC) entity under the Energy Policy Act of 2005; the Company follows income tax accounting guidance and regulations promulgated by the FERC for regulated utility companies under its jurisdiction. Also, the MDPU, NHPUC and the MPUC have, from time to time, issued specific income tax accounting rules for regulated utility companies in their respective jurisdictions. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. Periodically, the Company assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances that gave rise to the revision become known.

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

On November 15, 2018 the FERC issued two pronouncements regarding the accounting for income taxes due to the TCJA; 1) Notice of Proposed Rulemaking Docket No. RM 19-5-000 and 2) Policy Statement PL 19-2-000 providing specific guidance on the flow back of excess ADIT created by the implementation of the TCJA. Final rules are expected to be issued in the first quarter of 2019. According to the FERC guidance; the amount of the reduction to ADIT that was previously collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles.

The MDPU issued a multi-utility Order D.P.U. 18-15-E (the “Order”) on December 21, 2018. The Order clarified the categories of Excess ADIT for Massachusetts ratemaking: 1) Excess protected ADIT directly related to utility plant fixed assets (rate base), 2) other non-plant excess ADIT amounts (unprotected), and 3) excess ADIT created through reconciling mechanisms. In the Order, all Massachusetts utilities were ordered to begin flow back of protected and unprotected excess ADIT on February 1, 2019 and to reconcile excess ADIT amounts previously collected from ratepayers through reconciliation mechanisms in the next filing of each of those individual reconciling mechanisms. Fitchburg was ordered to begin flowing back to customers excess ADIT of $10.1 million and $10.4 million to electric and gas ratepayers, respectively, over approximately fifteen years. Fitchburg filed its compliance filing under D.P.U.18-15-E on January 4, 2019 for rates effective February 1, 2019. The MDPU approved this filing on January 16, 2019. The filing will be updated and the balances of excess ADIT will be reconciled annually.

Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules; the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period to be between fifteen and twenty years. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years.

In addition to the protected excess $47.1 million ADIT amounts the Company expects to flow through to customers in utility rates, as noted above, there is approximately $1.8 million of excess ADIT created through reconciling mechanisms at December 31, 2017, related to the implementation of the new federal tax rate of the TCJA, which had not been previously collected from customers through utility rates. The Company will reconcile these excess ADIT amounts through the specific reconciliation mechanisms in the next filing of each of those individual reconciling mechanisms which will be subject to the review of state regulators.

In addition to the $48.9 million of net excess ADIT noted above; there is $5.8 million of excess ADIT at December 31, 2017, created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. In 2018 the Company recognized $2.4 million of this tax benefit provision due to the turning of book/tax temporary differences associated with this excess ADIT. The Company expects to recognize the remaining $3.4 million of this excess ADIT in future periods in accordance with regulatory guidance as discussed above.

The Company has not yet received regulatory orders in all of its jurisdictions regarding the flow-back of excess deferred taxes. The Company’s regulators are expected to issue additional ratemaking guidance in future periods that will determine the final disposition of the re-measurement of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of TCJA matters with the Company’s regulators may change the amounts estimated.

Under the Company’s Tax Sharing Agreement (the “Agreement”) which was approved upon the formation of Unitil as a PUHC; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company filed its tax returns for the year ended December 31, 2017 with the Internal Revenue Service in September 2018 and generated additional federal NOLC assets of $3.7 million principally due to pension cost deductions, tax repair deductions, tax depreciation and research and development deductions. For the year ended December 31, 2018, the Company calculated federal current tax of $7.7 million and offset it with a decrease to the federal NOLC of $7.7 million, resulting in no federal current taxes payable for the period. As of December 31, 2018, the Company had recorded cumulative federal and state NOLC assets of $10.8 million to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. In addition, at December 31, 2017, the Company had $3.5 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.

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

The Company evaluated its tax positions at December 31, 2018 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2015; December 31, 2016; and December 31, 2017.

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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2018	2017	2016
Used to Determine Plan costs for years ended December 31:

Discount Rate	3.60%	4.10%	4.30%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Expected Long-term rate of return on plan assets	7.75%	7.75%	8.00%

Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%	7.00%

Ultimate Health Care Cost Trend Rate	4.50%	4.00%	4.00%

Year that Ultimate Health Care Cost Trend Rate is reached	2024	2025	2022

Used to Determine Benefit Obligations at December 31:

Discount Rate	4.25%	3.60%	4.10%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%	8.00%

Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.00%

Year that Ultimate Health Care Cost Trend Rate is reached	2024	2024	2025

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2018, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $589,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2018 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Service Cost	$3,393	$3,295	$3,402	$2,933	$2,974	$2,610	$487	$460	$162

Interest Cost	5,878	6,057	5,945	3,404	3,913	3,232	404	392	386

Expected Return on Plan Assets	(7,785)	(7,306)	(7,257)	(1,635)	(1,347)	(1,205)	—	—	—

Prior Service Cost Amortization	324	263	263	1,309	1,399	1,486	189	189	189

Actuarial Loss Amortization	5,786	4,662	4,398	1,383	2,098	1,049	486	295	375

Sub-total	7,596	6,971	6,751	7,394	9,037	7,172	1,566	1,336	1,112

Amounts Capitalized or Deferred	(3,465)	(3,122)	(3,008)	(3,416)	(4,515)	(3,351)	(451)	(397)	(290)

NPBC Recognized	$4,131	$3,849	$3,743	$3,978	$4,522	$3,821	$1,115	$939	$822

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2018, 2017 and 2016 before capitalization and deferral was $7.6 million, $7.0 million and $6.8 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2018, 2017 and 2016 would have been $7.2 million, $7.6 million and $7.7 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2018	2017	2018	2017	2018	2017

Plan Assets at Beginning of Year	$102,315	$91,058	$20,234	$16,606	$—	$—

Actual Return on Plan Assets	(6,149)	12,731	(1,085)	1,907	—	—

Employer Contributions	16,628	4,100	4,000	4,000	401	34

Participant Contributions	—	—	153	126	—	—

Benefits Paid	(4,986)	(5,574)	(2,193)	(2,405)	(401)	(34)

Plan Assets at End of Year	$107,808	$102,315	$21,109	$20,234	$—	$—

Change in PBO:

PBO at Beginning of Year	$166,921	$150,439	$94,122	$96,659	$11,723	$9,566

Service Cost	3,393	3,295	2,933	2,974	487	460

Interest Cost	5,878	6,057	3,404	3,913	404	392

Participant Contributions	—	—	153	126	—	—

Plan Amendments	—	608	—	—	—	—

Benefits Paid	(4,986)	(5,574)	(2,193)	(2,405)	(401)	(34)

Actuarial (Gain) or Loss	(15,009)	12,096	(17,414)	(7,145)	1,541	1,339

PBO at End of Year	$156,197	$166,921	$81,005	$94,122	$13,754	$11,723

Funded Status: Assets vs PBO	$(48,389)	$(64,606)	$(59,896)	$(73,888)	$(13,754)	(11,723)

The decrease in the PBO for the Pension plan as of December 31, 2018 compared to December 31, 2017 reflects an increase in the assumed discount rate as of December 31, 2018. The decrease in the PBO for the PBOP plan as of December 31, 2018 compared to December 31, 2017 reflects an increase in the assumed discount rate as of December 31, 2018 and the rate of increase for medical premiums being less than the assumed rate of medical inflation.

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $72.0 million and $84.5 million at December 31, 2018 and 2017, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $142.8 million and $150.6 million as of December 31, 2018 and 2017, respectively. The ABO for the SERP was $10.8 million and $9.5 million as of December 31, 2018 and 2017, respectively. For the PBOP Plan, the ABO and PBO are the same.

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2019 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Employer Contributions	$16,628	$4,100	$5,146	$4,000	$4,000	$4,000	$401	$34	$34
Participant Contributions	$—	$—	$—	$153	$126	$61	$—	$—	$—
Benefit Payments	$4,986	$5,574	$4,900	$2,193	$2,405	$2,421	$401	$34	$34

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2019	$5,888	$2,314	$522
2020	6,484	2,520	521
2021	6,949	2,780	681
2022	6,853	2,955	678
2022	7,588	3,106	675
2024 - 2028	46,942	19,244	4,904

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 53% in common stock equities, 37% in fixed income securities and 10% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities. The actual investment allocations are shown in the tables below.

Pension Plan	Target Allocation 2019	Actual Allocation at December 31,
		2018	2017	2016
Equity Funds	53%	49%	49%	46%
Debt Funds	37%	40%	34%	37%
Real Estate Fund	10%	10%	10%	10%
Asset Allocation Fund(1)	—	—	6%	7%
Other(2)	—	1%	1%	—

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.
(2)	Represents investments being held in cash equivalents as of December 31, 2018 pending payment of benefits.

PBOP Plan	Target Allocation 2019	Actual Allocation at December 31,
		2018	2017	2016
Equity Funds	55%	53%	56%	55%
Debt Funds	45%	47%	42%	43%
Other(1)	—	—	2%	2%

Total		100%	100%	100%

(1)	Represents investments being held in cash equivalents as of December 31, 2017 and 2016 pending transfer into debt and equity funds.

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.75% for 2018. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 and 2017. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2018 and 2017 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
Pension Plan Assets:
Mutual Funds:
Equity Funds	$52,884	$52,884	$—	$—
Fixed Income Funds	43,281	43,281	—	—

Total Mutual Funds	96,165	96,165	—	—
Cash Equivalents	1,202	1,202	—

Total Assets in the Fair Value Hierarchy	$97,367	$97,367	$—	$—

Real Estate Fund–Measured at Net Asset Value	10,441

Total Assets	$107,808

2017
Pension Plan Assets:
Mutual Funds:
Equity Funds	$50,373	$50,373	$—	$—
Fixed Income Funds	34,757	34,757	—	—
Asset Allocation Fund	6,398	6,398	—	—

Total Mutual Funds	91,528	91,528	—	—
Cash Equivalents	1,200	1,200	—

Total Assets in the Fair Value Hierarchy	$92,728	$92,728	$—	$—

Real Estate Fund–Measured at Net Asset Value	9,587

Total Assets	$102,315

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2018 and 2017 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2018
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$9,905	$9,905	$—	$—
Equity Funds	11,204	11,204

Total Assets	$21,109	$21,109	$—	$—

2017
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$8,419	$8,419	$—	$—
Equity Funds	11,415	11,415

Total Mutual Funds	19,834	19,834
Cash Equivalents	400	400

Total Assets	$20,234	$20,234	$—	$—

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

The Company’s contributions to the 401(k) Plan were $2.7 million, $2.4 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2018 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B.	Other Information

On January 31, 2019, the Company issued a press release announcing its results of operations for the quarter and year ended December 31, 2018. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019.

Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 24, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Balance Sheets—December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3)—LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984 (P)

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858) (P)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)

Exhibit Number	Description of Exhibit	Reference*
4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.7	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.8	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.9	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.10	Granite State Note Purchase Agreement, dated as of December 15, 2008, for the 7.15% Senior Notes due December 15, 2018.	Exhibit 99.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

4.11	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.12	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.13	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.14	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.15	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.22	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.23	Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.24	Note Purchase Agreement dated July 14, 2017 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.25	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.26****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.27****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.28****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.29****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.30****	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.31	Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.	Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.32	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.33****	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.34	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders.	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.35	Amended and Restated Note issued to Bank of America, N.A..	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.36	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.37	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Form of Severance Agreement (Three-Year Term)	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement (Two-Year Term)	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension)	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.7***	Amended and Restated Supplemental Executive Retirement Plan	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.8***	Unitil Corporation Deferred Compensation Plan	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.9***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.10***	Unitil Corporation Second Amended and Restated 2003 Stock Plan	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.11***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.12***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.13***	Unitil Corporation Tax Deferred Savings and Investment Plan—Trust Agreement.	Exhibit 10.1 to Form 10-Q for September 30, 2004 (SEC File No. 1-8858)

10.14***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended to date	Exhibit 10.13 to Form 10-K for 2013 (SEC File No. 1-8858)

10.15***	Employment Agreement effective November 1, 2015 between Unitil Corporation and Robert G. Schoenberger	Exhibit 10.1 to Form 8-K dated October 21, 2015 (SEC File No. 1-8858)

10.16***	Employment Agreement effective April 25, 2018 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated March 1, 2018 (SEC File No. 1-8858)

10.17***	Amended and Restated Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.18	Amended and Restated Credit Agreement dated as of October 4, 2013 by and among Unitil Corporation and Bank of America, N.A.	Exhibit 10.1 to Form 8-K dated October 4, 2013 (SEC File No. 1-8858)

10.19	First Amendment to Amended and Restated Credit Agreement dated as of July 24, 2015 by and among Unitil Corporation, Bank of America, N.A., and the other parties thereto.	Exhibit 10.1 to Form 8-K dated July 24, 2015 (SEC File No. 1-8858)

10.20	Parent Guaranty of Unitil Corporation for the Granite State 7.15% Senior Notes due December 15, 2018.	Exhibit 10.1 to Form 8-K dated December 15, 2008 (SEC File No. 1-8858)

10.21***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015)	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.22***	Unitil Corporation—Compensation of Directors.	Exhibit 10.20 to Form 10-K for 2016 (SEC File No. 1-8858)

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated January 31, 2019 Announcing Earnings For the Quarter and Year Ended December 31, 2018.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

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
****

This Note or Bond (each, an “Instrument”) is substantially identical in all material respects to other Instruments that are otherwise required to be filed as exhibits, except as to the registered payee of such Instrument, the identifying number of such Instrument, and the principal amount of such Instrument. In accordance with instruction no. 2 to Item 601 of Regulation S-K, the registrant has filed a copy of only one of such Instruments, with a schedule identifying the other Instruments omitted and setting forth the material details in which such Instruments differ from the Instrument that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any Instruments so omitted.

(P)	Paper exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date January 31, 2019	By	/S/ THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS P. MEISSNER, JR. Thomas P. Meissner, Jr.	Principal Executive Officer; Director	January 31, 2019

/S/ MARK H. COLLIN Mark H. Collin	Principal Financial Officer; Director	January 31, 2019

/S/ LAURENCE M. BROCK Laurence M. Brock	Principal Accounting Officer	January 31, 2019

/S/ ALBERT H. ELFNER, III Albert H. Elfner, III	Director	January 31, 2019

/S/ M. BRIAN O’SHAUGHNESSY M. Brian O’Shaughnessy	Director	January 31, 2019

/S/ EBEN S. MOULTON Eben S. Moulton	Director	January 31, 2019

/S/ DAVID P. BROWNELL David P. Brownell	Director	January 31, 2019

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	January 31, 2019

/S/ MICHAEL B. GREEN Michael B. Green	Director	January 31, 2019

/S/ DR. ROBERT V. ANTONUCCI Dr. Robert V. Antonucci	Director	January 31, 2019

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	January 31, 2019

/S/ DAVID A. WHITELEY David A. Whiteley	Director	January 31, 2019

Suzanne Foster	Director

Justine Vogel	Director