Form 10-Q
period 2019-03-31
UNITIL CORP
filed 2019-04-25
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2019
Common Stock, no par value	14,916,405 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended March 31, 2019

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

•	fluctuations in the supply of, demand for, and the prices of energy commodities and transmission capacity and the Company’s ability to recover energy commodity costs in its rates;

•	customers’ preferred energy sources;

•	severe storms and the Company’s ability to recover storm costs in its rates;

•	the potential for disruption to the Company’s operations due to cyber-attacks, computer viruses, human errors, acts of war or terrorism or other reasons;

•	the Company’s stranded electric generation and generation-related supply costs and the Company’s ability to recover stranded costs in its rates;

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

Unitil had an investment in Net Utility Plant of $1,037.8 million at March 31, 2019. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.

Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources. Usource provided brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of Non-Regulated Business Subsidiary” in Note 1 to the Consolidated Financial Statements.

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State. More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved the first step increase, effective May 1, 2018. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million. On February 28, 2019, Unitil Energy filed its second and final step adjustment seeking a revenue increase of approximately $340,000. On April 22, 2019 this final step adjustment was approved by the NHPUC, effective May 1, 2019.

Fitchburg – Base Rates – Electric – Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In Fitchburg’s last base rate order from the MDPU, issued in April 2016, the MDPU approved an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. On November 1, 2018, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015, 2016 and 2017 capital expenditures and associated Capital Cost Adjustment Factors to become effective on January 1, 2019. On December 27, 2018, the Capital Cost Adjustment Factors were approved subject to further investigation and reconciliation. On April 3, 2019, the MDPU issued a final order approving Fitchburg’s 2017 filing, which provides for the recovery of the sum of the revenue requirement and reconciliation adjustment of $0.4 million. Final approval of the 2018 filing remains pending.

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

Fitchburg – Gas System Enhancement Program – Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation. On October 31, 2018, the MDPU approved the Company’s request for a waiver of the annual cap in order to recover its reconciliation adjustment of $0.4 million effective November 1, 2018 associated with its actual 2017 revenue requirement. On October 31, 2018, the Company filed to increase the annual cap for two years and is seeking recovery of a revenue increase of $0.8 million, subject to the annual cap and reconciliation, for effect May 1, 2019. This matter remains pending.

Northern Utilities – Base Rates – Maine – On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities’ most recent base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt.

Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the most recent base rate case (see above), the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, to recover the revenue requirements for 2018 eligible facilities.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the terms of the agreement, on February 27, 2019, the Company filed for a second step increase of approximately $1.4 million of annual revenue for effect May 1, 2019 to recover eligible capital investments in 2018. This matter remains pending. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2019 and March 31, 2018 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Earnings Overview

The Company’s Net Income was $26.5 million, or $1.78 per share, for the first quarter of 2019, an increase of $10.9 million in Net Income, and $0.72 in Earnings Per Share, compared to the first quarter of 2018. In the first quarter of 2019; the Company recognized a one-time net gain of $9.8 million, or $0.66 in EPS, on the Company’s divestiture of its non-regulated business subsidiary, Usource. In addition, the Company’s earnings in the first quarter of 2019 were driven by higher natural gas and electric sales margins, partially offset by higher utility operating expenses. Earnings for the Company’s utility operations were Net Income of $16.7 million, or $1.12 per share, for the first quarter of 2019, an increase of $1.1 million in Net Income, and $0.06 in EPS compared to the first quarter of 2018.

Natural gas sales margins were $43.5 million in the three months ended March 31, 2019, an increase of $3.6 million compared to the same period in 2018. Gas sales margins in the first quarter of 2019 were positively affected by higher natural gas distribution rates of $2.6 million and $1.0 million from higher therm sales, reflecting customer growth.

Natural gas therm sales increased 2.1% in the three months ended March 31, 2019 compared to the same period in 2018. The increase in gas therm sales in the Company’s service areas was driven by customer growth. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.0% in the first quarter of 2019 compared to the same period in 2018. As of March 31, 2019, the number of natural gas customers served has increased by 1,533 compared to the prior year.

Electric sales margins were $23.1 million in the three months ended March 31, 2019, an increase of $0.8 million compared to the same period in 2018. Electric sales margins in the first quarter of 2019 were positively affected by higher electric distribution rates of $1.2 million, partially offset by lower sales margin of $0.4 million, reflecting lower kWh sales.

Total electric kilowatt-hour (kWh) sales decreased 4.3% compared to the first quarter of 2018. The decrease in kWh sales reflects a shorter billing cycle in the first quarter of 2019 combined with overall lower average usage, including reduced usage by industrial customers for production purposes, partially offset by customer growth. As of March 31, 2019, the number of electric customers served has increased by 549 over the last year.

Operation and Maintenance (O&M) expenses increased $1.2 million in the three months ended March 31, 2019 compared to the same period in 2018. Excluding a non-recurring adjustment to decrease O&M expenses by $0.4 million in the first quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses increased $0.8 million. The change in O&M expenses reflects higher labor costs of $0.4 million and higher utility operating costs of $0.4 million.

Depreciation and Amortization expense increased $1.5 million in the three months ended March 31, 2019 compared to the same period in 2018, reflecting higher utility plant in service partially offset by lower amortization.

Taxes Other Than Income Taxes increased $0.6 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Other (Income) Expense, Net changed from an expense of $1.7 million in the first quarter of 2018 to income of $12.1 million in the first quarter of 2019, a net change of $13.8 million. This change primarily reflects a pre-tax gain of $13.4 million on the Company’s divestiture of its non-regulated business subsidiary, Usource. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s first quarter income tax expense discussed below.

Interest Expense, Net increased $0.2 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting higher short-term interest rates on higher levels of short-term debt, partially offset by lower interest on long-term debt.

Federal and State Income Taxes increased $3.4 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting income taxes related to the Company’s divestiture of its non-regulated business subsidiary, Usource.

At its January 2019 and April 2019 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.37 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.48 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2019 is presented below.

Gas Sales, Revenues and Margin

Therm Sales – Unitil’s total therm sales of natural gas increased 2.1% in the three months ended March 31, 2019 compared to the same period in 2018, reflecting increases of 0.8% and 2.6% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s service areas was driven by customer growth. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.0% in the first quarter of 2019 compared to the same period in 2018. As of March 31, 2019, the number of natural gas customers served has increased by 1,533 compared to the prior year. As previously discussed, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three months ended March 31, 2019 and 2018, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2019	2018	Change	% Change
Residential	24.0	23.8	0.2	0.8%
Commercial / Industrial	72.1	70.3	1.8	2.6%

Total	96.1	94.1	2.0	2.1%

Gas Operating Revenues and Sales Margin – The following table details total Gas Operating Revenues and Sales Margin for the three months ended March 31, 2019 and 2018:
Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Gas Operating Revenues:
Residential	$35.8	$35.8	$—	—
Commercial / Industrial	50.6	51.2	(0.6)	(1.2%)

Total Gas Operating Revenues	$86.4	$87.0	$(0.6)	(0.7%)

Cost of Gas Sales	$42.9	$47.1	$(4.2)	(8.9%)

Gas Sales Margin	$43.5	$39.9	$3.6	9.0%

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

Natural gas sales margins were $43.5 million in the three months ended March 31, 2019, an increase of $3.6 million compared to the same period in 2018. Gas sales margins in the first quarter of 2019 were positively affected by higher natural gas distribution rates of $2.6 million and $1.0 million from higher therm sales, reflecting customer growth.

The decrease in Total Gas Operating Revenues of $0.6 million in the first quarter of 2019 reflects lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher natural gas sales volumes.

Electric Sales, Revenues and Margin

Kilowatt-hour Sales – In the first quarter of 2019, Unitil’s total electric kWh sales decreased 4.3% compared to the first quarter of 2018. Sales to Residential and C&I customers decreased 3.7% and 4.8%, respectively, in the first quarter of 2019 compared to the same period in 2018, reflecting a shorter billing cycle in the first quarter of 2019 combined with overall lower average usage, including reduced usage by industrial customers for production purposes, partially offset by customer growth. As of March 31, 2019, the number of electric customers served has increased by 549 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2019 and 2018 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2019	2018	Change	% Change
Residential	181.5	188.5	(7.0)	(3.7%)
Commercial / Industrial	236.0	247.8	(11.8)	(4.8%)

Total	417.5	436.3	(18.8)	(4.3%)

Electric Operating Revenues and Sales Margin – The following table details total Electric Operating Revenues and Sales Margin for the three months ended March 31, 2019 and 2018:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Electric Operating Revenues:
Residential	$38.8	$33.8	$5.0	14.8%
Commercial / Industrial	26.0	23.7	2.3	9.7%

Total Electric Operating Revenues	$64.8	$57.5	$7.3	12.7%

Total Cost of Electric Sales	$41.7	$35.2	$6.5	18.5%

Electric Sales Margin	$23.1	$22.3	$0.8	3.6%

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

Electric sales margins were $23.1 million in the three months ended March 31, 2019, an increase of $0.8 million compared to the same period in 2018. Electric sales margins in the first quarter of 2019 were positively affected by higher electric distribution rates of $1.2 million, partially offset by lower sales margin of $0.4 million, reflecting lower kWh sales.

The increase in Total Electric Operating Revenues of $7.3 million in the first quarter of 2019 reflects higher cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower sales of electricity.

Operating Revenue – Other

The following table details total Other Operating Revenue for the three months ended March 31, 2019 and 2018:

Other Operating Revenue (Millions)
	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Other	$0.9	$1.3	$(0.4)	(30.8%)

Total Other Operating Revenue	$0.9	$1.3	$(0.4)	(30.8%)

Total Other Operating Revenue (See “Other Operating Revenue – Non-regulated” in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, decreased $0.4 million, or 30.8% in the first quarter of 2019, compared to the first quarter of 2018, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of Non-Regulated Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).

Operating Expenses

Cost of Gas Sales – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $4.2 million, or 8.9%, in the three months ended March 31, 2019 compared to the same period in 2019. This decrease reflects lower wholesale natural gas prices, partially offset by higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Cost of Electric Sales – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $6.5 million, or 18.5%, in the three months ended March 31, 2019 compared to the same period in 2018. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.

Operation and Maintenance – O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $1.2 million, or 6.9%, in the three months ended March 31, 2019 compared to the same period in 2018. Excluding a non-recurring adjustment to decrease O&M expenses by $0.4 million in the first quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses increased $0.8 million, or 4.6%. The change in O&M expenses reflects higher labor costs of $0.4 million and higher utility operating costs of $0.4 million.

Depreciation and Amortization – Depreciation and Amortization expense increased $1.5 million, or 12.2%, in the three months ended March 31, 2019 compared to the same period in 2018, reflecting higher utility plant in service partially offset by lower amortization.

Taxes Other Than Income Taxes – Taxes Other Than Income Taxes increased $0.6 million, or 10.3%, in the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting higher local property tax rates on higher levels of utility plant assets in service.

Other (Income) Expense, Net – Other (Income) Expense, Net changed from an expense of $1.7 million in the first quarter of 2018 to income of $12.1 million in the first quarter of 2019, a net change of $13.8 million. This change primarily reflects a pre-tax gain of $13.4 million on the Company’s divestiture of Usource, discussed above. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s first quarter income tax expense discussed below.

Income Taxes – Federal and State Income Taxes increased $3.4 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting income taxes related to the Company’s divestiture of its non-regulated business subsidiary, Usource, discussed above.

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

Interest Expense, Net (millions)	Three Months Ended March 31,
	2019	2018	Change
Interest Expense
Long-term Debt	$5.7	$5.8	$(0.1)
Short-term Debt	1.0	0.5	0.5
Regulatory Liabilities	0.1	0.1	—

Subtotal Interest Expense	6.8	6.4	0.4

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—
AFUDC and Other	(0.4)	(0.2)	(0.2)

Subtotal Interest (Income)	(0.6)	(0.4)	(0.2)

Total Interest Expense, Net	$6.2	$6.0	$0.2

Interest Expense, Net increased $0.2 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting higher short-term interest rates on higher levels of short-term debt, partially offset by lower interest on long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At March 31, 2019, March 31, 2018 and December 31, 2018, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $75.7 million for the three months ended March 31, 2019. Total gross repayments were $92.7 million for the three months ended March 31, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 30, 2019, March 30, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$65.8	$45.3	$82.8

Available	$54.2	$74.7	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2019, March 31, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

As discussed previously, the Company divested of its non-regulated subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.

On November 30, 2018 Unitil Energy issued $30 million of First Mortgage Bonds due November 30, 2048 at 4.18%. Unitil Energy used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against long-term debt for presentation purposes on the Consolidated Balance Sheets.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2019, there are $2.8 million of current and $1.6 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2019, there were approximately $4.3 million of guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $2.2 million, $1.0 million and $8.4 million of natural gas storage inventory at March 31, 2019, March 31, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2019 and payable in April 2019 is $2.1 million and is recorded in Accounts Payable at March 31, 2019. The amount of natural gas inventory released in March 2018 and payable in April 2018 was $1.0 million and was recorded in Accounts Payable at March 31, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of March 31, 2019, there were approximately $4.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 to the Consolidated Financial Statements in this quarterly report on Form 10-Q and Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 31, 2019.

LABOR RELATIONS

As of March 31, 2019, the Company and its subsidiaries had 508 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

As of March 31, 2019, a total of 164 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2019:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2022
Northern Utilities NH Division	34	06/05/2020
Northern Utilities ME Division	39	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	38	05/31/2023
Unitil Service	4	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2019 and March 31, 2018 were 3.7% and 2.9%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2018 was 3.3%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Operating Revenues
Gas	$86.4	$87.0
Electric	64.8	57.5
Other	0.9	1.3

Total Operating Revenues	152.1	145.8

Operating Expenses
Cost of Gas Sales	42.9	47.1
Cost of Electric Sales	41.7	35.2
Operation and Maintenance	18.5	17.3
Depreciation and Amortization	13.8	12.3
Taxes Other than Income Taxes	6.4	5.8

Total Operating Expenses	123.3	117.7

Operating Income	28.8	28.1
Interest Expense, Net	6.2	6.0
Other (Income) Expense, Net	(12.1)	1.7

Income Before Income Taxes	34.7	20.4
Provision For Income Taxes	8.2	4.8

Net Income	$26.5	$15.6

Net Income Per Common Share (Basic and Diluted)	$1.78	$1.06
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	March 31,		December 31,
	2019	2018	2018
ASSETS:

Current Assets:
Cash and Cash Equivalents	$4.3	$9.5	$7.8
Accounts Receivable, Net	73.9	74.4	66.8
Accrued Revenue	40.2	45.1	54.7
Exchange Gas Receivable	0.4	0.2	8.1
Gas Inventory	0.5	0.4	0.8
Materials and Supplies	7.8	7.8	7.0
Prepayments and Other	6.8	7.1	7.0

Total Current Assets	133.9	144.5	152.2

Utility Plant:
Gas	778.6	706.7	760.6
Electric	511.3	478.8	500.1
Common	61.1	69.1	83.1
Construction Work in Progress	26.1	32.1	25.5

Total Utility Plant	1,377.1	1,286.7	1,369.3
Less: Accumulated Depreciation	339.3	314.3	332.5

Net Utility Plant	1,037.8	972.4	1,036.8

Other Noncurrent Assets:
Regulatory Assets	97.9	111.2	99.0
Operating Lease Right of Use Assets	3.9	—	—
Other Assets	16.7	16.2	10.3

Total Other Noncurrent Assets	118.5	127.4	109.3

TOTAL ASSETS	$1,290.2	$1,244.3	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	March 31,		December 31,
	2019	2018	2018
LIABILITIES AND CAPITALIZATION:

Current Liabilities:
Accounts Payable	$33.0	$30.1	$42.6
Short-Term Debt	65.8	45.3	82.8
Long-Term Debt, Current Portion	19.5	29.8	18.4
Regulatory Liabilities	15.0	10.9	11.5
Energy Supply Obligations	4.6	7.8	13.4
Interest Payable	7.0	6.9	4.3
Other Current Liabilities	19.9	15.5	19.5

Total Current Liabilities	164.8	146.3	192.5

Noncurrent Liabilities:
Retirement Benefit Obligations	122.9	151.6	121.5
Deferred Income Taxes, Net	103.8	87.0	97.8
Cost of Removal Obligations	93.7	86.6	90.7
Regulatory Liabilities	47.4	49.1	47.0
Other Noncurrent Liabilities	10.7	12.1	10.1

Total Noncurrent Liabilities	378.5	386.4	367.1

Capitalization:
Long-Term Debt, Less Current Portion	373.0	363.0	387.4
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:14,916,044, 14,860,123 and 14,876,955 Shares)	280.7	277.4	279.1
Retained Earnings	93.0	71.0	72.0

Total Common Stock Equity	373.7	348.4	351.1
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	373.9	348.6	351.3

Total Capitalization	746.9	711.6	738.7

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,290.2	$1,244.3	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net Income	$26.5	$15.6
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	13.8	12.3
Deferred Tax Provision	8.2	4.7
Gain on Divestiture, Net (See Note 1)	(13.4)	—
Changes in Working Capital Items:
Accounts Receivable	(7.1)	(7.0)
Accrued Revenue	14.5	8.2
Exchange Gas Receivable	7.7	5.6
Regulatory Liabilities	3.5	1.7
Accounts Payable	(9.6)	(11.4)
Other Changes in Working Capital Items	0.3	3.6
Deferred Regulatory and Other Charges	(6.9)	(7.9)
Other, Net	0.3	3.0

Cash Provided by Operating Activities	37.8	28.4

Investing Activities:
Property, Plant and Equipment Additions	(10.9)	(10.1)
Proceeds from Divestiture, Net (See Note 1)	13.4	—

Cash Provided by (Used in) Investing Activities	2.5	(10.1)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, Net	(17.0)	7.0
Repayment of Long-Term Debt	(13.4)	(13.4)
Decrease in Capital Lease Obligations	(0.9)	(0.8)
Net Decrease in Exchange Gas Financing	(7.3)	(5.4)
Dividends Paid	(5.5)	(5.4)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(43.8)	(17.7)

Net (Decrease) Increase in Cash and Cash Equivalents	(3.5)	0.6
Cash and Cash Equivalents at Beginning of Period	7.8	8.9

Cash and Cash Equivalents at End of Period	$4.3	$9.5

Supplemental Cash Flow Information:
Interest Paid	$3.6	$3.6
Income Taxes Paid	$—	$0.2
Payments on Capital Leases	$0.8	$0.8
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.7	$0.5
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$3.9	$—

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		26.5	26.5
Dividends on Common Shares		(5.5)	(5.5)
Stock Compensation Plans	1.3		1.3
Issuance of 5,939 Common Shares	0.3		0.3

Balance at March 31, 2019	$280.7	$93.0	$373.7

Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		15.6	15.6
Dividends on Common Shares		(5.4)	(5.4)
Stock Compensation Plans	1.3		1.3
Issuance of 7,812 Common Shares	0.3		0.3

Balance at March 31, 2018	$277.4	$71.0	$348.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations – Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated business unit Unitil Resources, Inc. (Unitil Resources). Usource Inc. and Usource L.L.C., which the Company sold in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources.

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service; Unitil Realty; and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources. Usource provided brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource below.

Basis of Presentation – The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on January 31, 2019, for a description of the Company’s Basis of Presentation.

Divestiture of Non-Regulated Business Subsidiary – On March 1, 2019, the Company divested of its non-regulated energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax net gain of approximately $13.4 million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the three months ended March 31, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended March 31, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$38.7	$35.7	$74.4
C&I	54.0	24.7	78.7
Other	6.5	2.3	8.8

Total Billed and Unbilled Revenue	99.2	62.7	161.9
Rate Adjustment Mechanism Revenue	(12.8)	2.1	(10.7)

Total Gas and Electric Operating Revenues	$86.4	$64.8	$151.2

	Three Months Ended March 31, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$35.8	$34.4	$70.2
C&I	50.6	24.1	74.7
Other	5.0	3.1	8.1

Total Billed and Unbilled Revenue	91.4	61.6	153.0
Rate Adjustment Mechanism Revenue	(4.4)	(4.1)	(8.5)

Total Gas and Electric Operating Revenues	$87.0	$57.5	$144.5

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

Other Operating Revenue – Non-regulated – Other Operating Revenue consists solely of revenue from Usource, Unitil’s non-regulated subsidiary, which, as discussed previously, the Company divested of on March 1, 2019. Usource conducted its business activities as a broker of competitive energy services. Usource did not take title to the electric and gas commodities which were the subject of the brokerage contracts. The Company recorded energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period. Usource partnered with certain entities to facilitate these brokerage services and paid these entities a fee under revenue sharing agreements.

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

Cash and Cash Equivalents – Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator – New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2019, March 31, 2018 and December 31, 2018, the Unitil subsidiaries had deposited $3.0 million, $3.3 million and $3.5 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of March 31, 2019, March 31, 2018 and December 31, 2018, which are included in Accounts Receivable, Net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	March 31,		December 31,
	2019	2018	2018
Allowance for Doubtful Accounts	$1.7	$1.6	$1.3

Accrued Revenue – Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2019, March 31, 2018 and December 31, 2018.

	March 31,		December 31,
Accrued Revenue ($ millions)	2019	2018	2018
Regulatory Assets – Current	$29.4	$34.6	$41.3
Unbilled Revenues	10.8	10.5	13.4

Total Accrued Revenue	$40.2	$45.1	$54.7

Exchange Gas Receivable – Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2019, March 31, 2018 and December 31, 2018.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2019	2018	2018
Northern Utilities	$0.2	$—	$7.5
Fitchburg	0.2	0.2	0.6

Total Exchange Gas Receivable	$0.4	$0.2	$8.1

Gas Inventory – The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of March 31, 2019, March 31, 2018 and December 31, 2018.

	March 31,		December 31,
Gas Inventory ($ millions)	2019	2018	2018
Natural Gas	$—	$—	$0.3
Propane	0.4	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.5	$0.4	$0.8

Utility Plant – The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2019, March 31, 2018 and December 31, 2018, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $93.7 million, $86.6 million, and $90.7 million, respectively.

Leases – On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of approximately $4.2 million of lease assets and lease liabilities as of January 1, 2019 on the Company’s Consolidated Balance Sheets. The Company’s adoption of the standard did not have a material effect on its Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. See additional discussion below in the “Leases” section of Note 4 to the Consolidated Financial Statements.

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

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2019	2018	2018
Retirement Benefits	$72.4	$85.4	$72.0
Energy Supply & Other Rate Adjustment Mechanisms	25.1	31.9	38.4
Deferred Storm Charges	5.9	8.0	6.3
Environmental	7.6	9.0	7.9
Income Taxes	4.7	6.3	5.7
Other Deferred Charges	11.6	5.2	10.0

Total Regulatory Assets	127.3	145.8	140.3
Less: Current Portion of Regulatory Assets(1)	29.4	34.6	41.3

Regulatory Assets – noncurrent	$97.9	$111.2	$99.0

Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2019	2018	2018
Income Taxes (Note 8)	$48.2	$49.1	$47.0
Energy Supply & Other Rate Adjustment Mechanisms	13.6	10.3	11.5
Gas Pipeline Refund (Note 6)	—	0.6	—
Other	0.6	—	—

Total Regulatory Liabilities	62.4	60.0	58.5
Less: Current Portion of Regulatory Liabilities	15.0	10.9	11.5

Regulatory Liabilities – noncurrent	$47.4	$49.1	$47.0

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2019 are $5.9 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Investments in Marketable Securities – The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See further discussion of the SERP in Note 9.

At March 31, 2019, March 31, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.1 million, $5.1 and $4.8 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2019	2018	2018
Equity Funds	$—	$1.9	$—
Fixed Income Funds	—	1.6	—
Money Market Funds	5.1	1.6	4.8

Total Marketable Securities	$5.1	$5.1	$4.8

The Company also sponsors the Unitil Corporation Deferred Compensation Plan (the “DC Plan”). The DC Plan is a non-qualified deferred compensation plan that provides a vehicle for participants to accumulate tax-deferred savings to supplement retirement income. The DC Plan, which was effective January 1, 2019, is open to senior management or other highly compensated employees as determined by the Company’s Board of Directors, and may also be used for recruitment and retention purposes for newly hired senior executives. The DC Plan design mirrors the Company’s Tax Deferred Savings and Investment Plan formula, but provides for contributions on compensation above the IRS limit, which will allow participants to defer up to 85% of base salary, and up to 85% of any cash incentive for retirement. The Company may also elect to make discretionary contributions on behalf of any participant in an amount determined by the Company’s Board of Directors. A trust has been established to invest the funds associated with the DC Plan.

At March 31, 2019, March 31, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.1 million, $0 and $0, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2019	2018	2018
Equity Funds	$—	$—	$—
Money Market Funds	0.1	—	—

Total Marketable Securities	$0.1	$—	$—

Energy Supply Obligations – The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2019	2018	2018
Current:
Exchange Gas Obligation	$0.2	$—	$7.5
Renewable Energy Portfolio Standards	4.1	7.5	5.6
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	4.6	7.8	13.4
Long-Term:
Power Supply Contract Divestitures	0.5	0.8	0.6

Total Energy Supply Obligations	$5.1	$8.6	$14.0

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

Recently Issued Pronouncements – In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. The Company adopted the standard as of January 1, 2019. See “Leases” above in Note 1.

Other than the pronouncement discussed above, there are no recently issued pronouncements that the Company has not already adopted or that have a material impact on the Company.

Subsequent Events – The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

10/24/18	11/29/18	11/15/18	$0.365
07/25/18	08/29/18	08/15/18	$0.365
04/25/18	05/29/18	05/15/18	$ 0.365
01/30/18	02/28/18	02/14/18	$ 0.365

NOTE 3 – SEGMENT INFORMATION

The following table provides significant segment financial data for the three months ended March 31, 2019 and March 31, 2018:

	Gas	Electric	Non- Regulated	Other	Total

Three Months Ended March 31, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$99.2	$62.7	$—	$—	$161.9
Rate Adjustment Mechanism Revenue	(12.8)	2.1	—	—	(10.7)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	$86.4	$64.8	$0.9	$—	$152.1

Segment Profit (Loss)	13.7	1.9	10.1	0.8	26.5
Identifiable Segment Assets	771.6	502.3	0.1	16.2	1,290.2
Capital Expenditures	3.3	6.6	—	1.0	10.9

Three Months Ended March 31, 2018 ($ millions)
Revenues:
Billed and Unbilled Revenue	$91.4	$61.6	$—	$—	$153.0
Rate Adjustment Mechanism Revenue	(4.4)	(4.1)	—	—	(8.5)
Other Operating Revenue – Non-Regulated	—	—	1.3	—	1.3

Total Operating Revenues	$87.0	$57.5	$1.3	$—	$145.8

Segment Profit (Loss)	12.6	3.0	0.4	(0.4)	15.6
Identifiable Segment Assets	712.6	481.8	7.1	42.8	1,244.3
Capital Expenditures	3.6	6.0	—	0.5	10.1

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS

Details on long-term debt at March 31, 2019, March 31, 2018 and December 31, 2018 are shown below:

($ millions)	March 31,		December 31,
	2019	2018	2018
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	5.0	10.0	10.0
8.49% Senior Secured Notes, Due October 14, 2024	6.0	7.5	6.0
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	—	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	5.7	7.6	5.7
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	—	10.0	—
5.29% Senior Notes, Due March 2, 2020	8.2	16.6	16.6
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
Granite State:
7.15% Senior Notes, Due December 15, 2018	—	3.3	—
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	395.9	396.0	409.3
Less: Unamortized Debt Issuance Costs	3.4	3.2	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	392.5	392.8	405.8
Less: Current Portion	19.5	29.8	18.4

Total Long-term Debt, Less Current Portion	$373.0	$363.0	$387.4

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

($ millions)	March 31,		December 31,
	2019	2018	2018
Estimated Fair Value of Long-Term Debt	$418.0	$428.0	$422.0

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $75.7 million for the three months ended March 31, 2019. Total gross repayments were $92.7 million for the three months ended March 31, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2019, March 31, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$65.8	$45.3	$82.8

Available	$54.2	$74.7	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit

Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2019, March 31, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)

The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.

The weighted average interest rates on all short-term borrowings and intercompany money pool transactions were 3.7% and 2.9% for the three months ended March 31, 2019 and March 31, 2018, respectively. The weighted average interest rate on all short-term borrowings for the twelve months ended December 31, 2018 was 3.3%.

As discussed previously, the Company divested of its non-regulated subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.

On November 30, 2018 Unitil Energy issued $30 million of First Mortgage Bonds due November 30, 2048 at 4.18%. Unitil Energy used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against long-term debt for presentation purposes on the Consolidated Balance Sheets.

In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. The capital lease matures on September 30, 2020. As of March 31, 2019, there are $2.8 million of current and $1.6 million of noncurrent obligations under this capital lease on the Company’s Consolidated Balance Sheets.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $2.2 million, $1.0 million and $8.4 million of natural gas storage inventory at March 31, 2019, March 31, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in March 2019 and payable in April 2019 is $2.1 million and is recorded in Accounts Payable at March 31, 2019. The amount of natural gas inventory released in March 2018 and payable in April 2018 was $1.0 million and was recorded in Accounts Payable at March 31, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2019, there were approximately $4.3 million of guarantees outstanding.

Leases

Unitil’s subsidiaries and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended March 31, 2019 and 2018 amounted to $0.4 million and $0.5 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	March 31,		December 31,
Lease Obligations ($ millions)	2019	2018	2018
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.1	$—	$—
Other Noncurrent Liabilities (long-term portion)	2.8	—	—

Total Operating Lease Obligations	$3.9	$—	$—

Capital Lease Obligations:
Other Current Liabilities (current portion)	$3.0	$3.1	$3.1
Other Noncurrent Liabilities (long-term portion)	1.9	4.9	2.7

Total Capital Lease Obligations	$4.9	$8.0	$5.8

Total Lease Obligations	$8.8	$8.0	$5.8

Cash paid for amounts included in the measurement of operating lease obligations for the three months ended March 31, 2019 was $0.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $14.9 million, $15.0 million and $15.0 million as of March 31, 2019, March 31, 2018 and December 31, 2018, respectively, less accumulated amortization of $1.8 million, $1.1 million and $1.7 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of March 31, 2019. The payments for capital leases consist of $3.0 million of current capital lease obligations, which are included in Other Current Liabilities and $1.9 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2019. $2.8 million of the current capital lease obligations and $1.6 million of the noncurrent capital lease obligations reflect amounts under a financing arrangement entered into in April 2014 for various information systems and technology equipment. The financing arrangement is structured as a capital lease obligation.

The payments for operating leases consist of $1.1 million of current operating lease obligations, which are included in Other Current Liabilities and $2.8 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2019.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2019	$967	$2,369
2020	1,141	2,576
2021	972	96
2022	691	33
2023	391	15
2024-2028	119	—

Total Payments	4,281	5,089

Less: Interest	426	122

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$3,855	$4,967

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of March 31, 2019, the weighted average remaining lease term is 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%.

Disclosures Related to Periods Prior to the Adoption of ASU NO. 2016-02 – Leases (See Note 1).

The payment amounts in the following table, which are as of December 31, 2018, would not differ substantially from the payment amounts as of March 31, 2018.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
2019	$1,372	$3,069
2020	1,138	2,535
2021	969	93
2022	689	32
2023	390	14
2024-2028	120	—

Total Payments	$4,678	$5,743

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 14,860,123, 14,876,955 and 14,916,044 shares of common stock outstanding at March 31, 2018, December 31, 2018 and March 31, 2019, respectively.

Dividend Reinvestment and Stock Purchase Plan – During the first quarter of 2019, the Company sold 5,939 shares of its common stock, at an average price of $52.98 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $314,700. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 29, 2019, 33,150 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 60,496 and 90,882 non-vested shares under the Stock Plan as of March 31, 2019 and 2018, respectively. The weighted average grant date fair value of these shares was $46.23 and $41.93, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.7 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was approximately $1.3 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. During the three months ended March 31, 2019 there were no forfeitures and no cancellations under the Stock Plan.

Restricted Stock Units

Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2019 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2018	61,789	$38.25
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	417	$54.91
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2019	62,206	$38.36

There were 52,677 Restricted Stock Units outstanding as of March 31, 2018 with a weighted average stock price of $36.27. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2019, March 31, 2018 and December 31, 2018 is $1.4 million, $1.0 million and $1.3 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2019, March 31, 2018 and December 31, 2018. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2019 and March 31, 2018, respectively.

NOTE 6 – REGULATORY MATTERS

UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2018 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 31, 2019.

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State. More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

Rate Case Activity

Unitil Energy – Base Rates – On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved the first step increase, effective May 1, 2018. The filing incorporated the revenue requirement of $3.3 million for 2017 plant additions, a reduction of $2.2 million for the effect of the federal tax decrease pursuant to the TCJA, along with the termination of the one-year $1.4 million reconciliation adjustment which had recouped the difference between temporary rates and final rates. The net effect of the three adjustments resulted in a revenue decrease of $0.3 million. On February 28, 2019, Unitil Energy filed its second and final step adjustment seeking a revenue increase of approximately $340,000. On April 22, 2019 this final step adjustment was approved by the NHPUC, effective May 1, 2019.

Fitchburg – Base Rates – Electric – Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In Fitchburg’s last base rate order from the MDPU, issued in April 2016, the MDPU approved an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On June 28, 2018, Fitchburg filed its compliance report of capital investments for calendar year 2017. On November 1, 2018, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015, 2016 and 2017 capital expenditures and associated Capital Cost Adjustment Factors to become effective on January 1, 2019. On December 27, 2018, the Capital Cost Adjustment Factors were approved subject to further investigation and reconciliation. On April 3, 2019, the MDPU issued a final order approving Fitchburg’s 2017 filing, which provides for the recovery of the sum of the revenue requirement and reconciliation adjustment of $0.4 million. Final approval of the 2018 filing remains pending.

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

Fitchburg – Gas System Enhancement Program – Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. While a number of the filings under the GSEP tariff may remain pending from year-to-year in any given year, the Company considers these to be routine regulatory proceedings and there are no material issues outstanding. Under this tariff, a revenue increase of $0.9 million went into effect on May 1, 2018, subject to the annual cap and reconciliation. On October 31, 2018, the MDPU approved the Company’s request for a waiver of the annual cap in order to recover its reconciliation adjustment of $0.4 million effective November 1, 2018 associated with its actual 2017 revenue requirement. On October 31, 2018, the Company filed to increase the annual cap for two years and is seeking recovery of a revenue increase of $0.8 million, subject to the annual cap and reconciliation, for effect May 1, 2019. This matter remains pending.

Northern Utilities – Base Rates – Maine – On February 28, 2018, the MPUC issued its Final Order (Order) in Northern Utilities’ most recent base rate case. The Order provided for an annual revenue increase of $2.1 million before a reduction of $2.2 million to incorporate the effect of the lower federal income tax rate under the TCJA. The MPUC Order approved a return on equity of 9.5 percent and a capital structure reflecting 50 percent equity and 50 percent long-term debt.

Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine – The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Order in the most recent base rate case (see above), the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, to recover the revenue requirements for 2017 eligible facilities. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, to recover the revenue requirements for 2018 eligible facilities.

Northern Utilities – Base Rates – New Hampshire – On May 2, 2018, the NHPUC approved a settlement agreement providing for an annual revenue increase of $2.6 million, a reduction of annual revenue of $1.7 million to reflect the effect of the TCJA, and a step increase of $2.3 million to recover post-test year capital investments, all effective May 1, 2018 (with the revenue increase of $2.6 million reconciling to the date of temporary rates of August 1, 2017 and the revenue decrease for TCJA reconciling to January 1, 2018), for a net increase of approximately $3.2 million. Under the terms of the agreement, on February 27, 2019, the Company filed for a second step increase of approximately $1.4 million of annual revenue for effect May 1, 2019 to recover eligible capital investments in 2018. This matter remains pending. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.

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

Other Matters

Fitchburg – Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System – The MDPU has engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board which focuses on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator will examine the following areas: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator will issue a report that will include, but not be limited to, potential opportunities for improvement in each of these areas. The investigation is on-going.

Reconciliation Filings – Fitchburg, Unitil Energy and Northern Utilities each have a number of regulatory reconciling accounts which require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile costs and revenues and seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy; and the actual wholesale energy costs for electric power and natural gas incurred by each of the three companies. Fitchburg, Unitil Energy and Northern Utilities have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings and there are no material issues outstanding.

Fitchburg – Massachusetts RFPs – Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long term contracts for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost effective clean energy (hydro, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours by December 31, 2022. Unitil’s pro rata share of each of these contracts is approximately one percent.

The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for 9,554,940 MWh of Qualified Clean Energy and associated Environmental Attributes from hydroelectric generation were filed in July 2018 for approval by the MDPU. The Section 83D matter remains pending with the EDCs awaiting an approval.

The EDCs issued the RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation in June 2017. Final selection of projects was made in May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed two long-term contracts, each for 400MW of offshore wind energy generation with MDPU for approval. On April 12, 2019, the MDPU approved the Offshore Wind Energy Generation power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75 percent is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg.

Northern Utilities Gas Supply Cost Investigation – The MPUC has opened an investigation into regulatory and rate setting approaches for natural gas supply costs. This order is applicable to all LDCs in Maine, and Northern Utilities is the first company whose procurement practices are being examined. Northern Utilities has been and remains in full compliance with all MPUC directives and orders with respect to gas procurement.

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

NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM 10-K FOR DECEMBER 31, 2018 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 31, 2019.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2019, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2019 and 2018.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2019	2018	2019	2018	2019	2018
Total Balance at Beginning of Period	$—	$0.1	$2.0	$2.0	$2.0	$2.1
Additions	—	0.1	0.1	0.1	0.1	0.2
Less: Payments / Reductions	—	0.1	0.1	0.1	0.1	0.2

Total Balance at End of Period	—	0.1	2.0	2.0	2.0	2.1

Less: Current Portion	—	0.1	0.6	0.5	0.6	0.6

Noncurrent Balance at End of Period	$—	$—	$1.4	$1.5	$1.4	$1.5

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

On November 15, 2018 the FERC issued two pronouncements regarding the accounting for income taxes due to the TCJA; 1) Notice of Proposed Rulemaking Docket No. RM 19-5-000 and 2) Policy Statement PL 19-2-000 providing specific guidance on the flow back of excess ADIT created by the implementation of the TCJA. Final rules are expected to be issued in the second quarter of 2019. According to the FERC guidance; the amount of the reduction to ADIT that was previously collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles.

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

In addition to the $48.9 million of net excess ADIT noted above; there is $5.8 million of excess ADIT at December 31, 2017, created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. In 2018 the Company recognized $2.4 million of this tax benefit provision due to the turning of book/tax temporary differences associated with this excess ADIT. The Company expects to recognize the remaining $3.4 million of this excess ADIT in future periods, which is currently expected to be in 2019 and 2020, in accordance with regulatory guidance as discussed above.

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

In assessing the near-term use of NOLCs and tax credits, the Company evaluates the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income available in carryback years. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company expects to utilize all of its NOLCs by December 31, 2019 prior to their expiration in 2029.

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

The Company evaluated its tax positions at March 31, 2019 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Federal, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2015; December 31, 2016; and December 31, 2017.

The Company bills its customers for sales tax in Massachusetts and Maine. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s unaudited Consolidated Statements of Earnings.

NOTE 9: RETIREMENT BENEFIT OBLIGATIONS

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC on January 31, 2018 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2019	2018
Discount Rate	4.25%	3.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2024

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2019	2018	2019	2018	2019	2018
Service Cost	$776	$848	$576	$733	$60	$122
Interest Cost	1,621	1,469	856	851	139	101
Expected Return on Plan Assets	(2,119)	(1,946)	(411)	(409)	—	—
Prior Service Cost Amortization	80	81	303	327	3	47
Actuarial Loss Amortization	1,081	1,447	57	346	158	122

Sub-total	1,439	1,899	1,381	1,848	360	392
Amounts Capitalized and Deferred	(412)	(720)	(474)	(742)	(103)	(113)

Net Periodic Benefit Cost Recognized	$1,027	$1,179	$907	$1,106	$257	$279

Employer Contributions

As of March 31, 2019, the Company had made $1.3 million and $0.4 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2019. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2019 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of March 31, 2019, the Company had made $0.1 million of benefit payments under the SERP Plan in 2019. The Company presently anticipates making an additional $0.5 million of benefit payments under the SERP Plan in 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4.	Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2019 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

There have been no material changes to the risk factors disclosed in the Company’s Form 10-K for the year-ended December 31, 2018 as filed with the SEC on February 1, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2019.

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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/19 – 1/31/19	—	—	—	$59,311
2/1/19 – 2/28/19	—	—	—	$59,311
3/1/19 – 3/31/19	—	—	—	$59,311

Total	—	—	—

Item 5.	Other Information

On April 25, 2019, the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2019. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 25, 2019 Announcing Earnings For the Quarter Ended March 31, 2019.	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 25, 2019	/s/ Christine L. Vaughan
Christine L. Vaughan
Chief Financial Officer

Date: April 25, 2019	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer