Form 10-Q
period 2019-06-30
UNITIL CORP
filed 2019-07-25
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

 Commission File Number
1-8858

UNITIL CORP
ORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Lane West , Hampton , New Hampshire	03842-1720
(Address of principal executive office)	(Zip Code)

 Registrant’s telephone number, including area code: (
603
)
772-0775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Common Stock	UTL	New York Stock Exchange

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
of the Exchange Act).
Yes

☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2019
Common Stock, No par value	14,921,481 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM 10-Q
For the Quarter Ended June 30, 2019

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

Unitil had an investment in Net Utility Plant of $1,053.5 million at June 30, 2019. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Rate Case Activity
Northern Utilities – Base Rates – Maine –
On June 28, 2019, Northern Utilities filed a petition with the MPUC seeking an increase to annual base operating revenues of $7.0 million. If approved as filed, the requested increase will result in a 7 percent increase over the Company’s test-year operating revenues. The intended rate effective date is April 1, 2020. In addition, Northern Utilities is requesting approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) that will allow for future changes to the Company’s distribution rates and mitigate the need to file a general rate case. The CIRA is designed to recover the costs of replacing, relocating and abandoning existing facilities and other operational and safety-related system improvements. The first annual adjustment is proposed for November 1, 2020, to recover the Company’s 2019 investment cost of eligible facilities and improvements. This matter remains pending.
Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine –
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years and covered targeted capital expenditures in 2013 through 2016. In its Final Order issued on February 28, 2018 for Northern Utilities’ base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, effective May 1, 2018, to recover the revenue requirements for 2017 eligible facilities. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, effective May 1, 2019, to recover the revenue requirements for 2018 eligible facilities.

Northern Utilities – Base Rates – New Hampshire –
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.
Unitil Energy – Base Rates –
On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s first step increase, effective May 1, 2018. On February 28, 2019, Unitil Energy filed its second and final step adjustment seeking a revenue increase of approximately $340,000. On April 22, 2019 this final step adjustment was approved by the NHPUC, effective May 1, 2019.
Fitchburg – Base Rates – Electric –
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2017, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, seeking an increase of $0.4 million. The increase was effective January 1, 2018, subject to further review and approval. On April 3, 2019, the MDPU issued a final order approving the 2017 filing. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015, 2016 and 2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending.
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
Fitchburg – Gas System Enhancement Program –
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31 (the “GSEP Filing”); and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred (the “GREC Filing”). The Company considers these to be routine regulatory proceedings and there are no material issues outstanding.
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the amount approved for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, will be deferred and recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. This matter remains pending.
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
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2019 and June 30, 2018 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
Earnings Overview
The Company’s Net Income was $4.0 million, or $0.27
in Earnings Per Share (EPS),
for the second quarter of 2019, an increase of $0.4 million, or $0.03 in EPS, compared to the second quarter of 2018. For the six months ended June 30, 2019, the Company reported Net Income of $30.5 million, or $2.05 in EPS, an increase of $11.3 million, or $0.75 in EPS, compared to the same six month period in 2018. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 in EPS, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. In addition, the Company’s earnings in the first six months 2019 were driven by higher natural gas and electric sales margins, partially offset by higher utility operating expenses. Earnings for the Company’s utility operations were Net Income of $20.7 million, or $1.39 in EPS, for the first six months of 2019, an increase of $1.5 million in Net Income, or $0.09 in EPS, compared to the first six months of 2018.
Natural gas sales margins were $23.3 million and $66.8 million in the three and six months ended June 30, 2019, respectively, increases of $0.4 million and $4.0 million, respectively, compared to the same periods in 2018. Gas sales margins in the second quarter of 2019 were positively affected by higher natural gas distribution rates of $1.2 million and $0.4 million from higher therm sales, reflecting customer growth. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.

Gas sales margins in the first six months of 2019 were positively affected by higher natural gas distribution rates of $3.8 million and $1.4 million from higher therm sales, reflecting customer growth. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of the $1.2 million non-recurring
adjustment recognized in the second quarter of 2018, discussed above.
Natural gas therm sales increased 2.3% and 2.2% in the three and six month periods ended June 30, 2019, respectively, compared to the same periods in 2018, reflecting customer growth. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.5% in the first six months of 2019 compared to the same period in 2018. As of June 30, 2019, the number of total natural gas customers served has increased by 1,457 over the last year.
Electric sales margins were $22.4 million and $45.5 million in the three and six months ended June 30, 2019, respectively, increases of $0.1 million and $0.9 million, respectively, compared to the same periods in 2018. Electric sales margins in the second quarter were positively affected by higher electric distribution rates of $0.2 million, partially offset by a decrease of $0.1 million from lower kWh sales, reflecting overall lower average usage, including reduced usage by industrial customers for production purposes. Electric sales margins in the first six months of 2019 were positively affected by higher electric distribution rates of $1.4 million, partially offset by a decrease of $0.5 million from lower kWh sales, reflecting overall lower average usage, including reduced usage by industrial customers for production purposes.
Total electric kilowatt-hour (kWh) sales decreased 6.1% and 5.1%, respectively in the three and six month periods ended June 30, 2019 compared to the same periods in 2018. These decreases reflect overall lower average usage, including reduced usage by industrial customers for production purposes, partially offset by customer growth. As of June 30, 2019, the number of total electric customers served has increased by 533 over the last year.
Operation and Maintenance (O&M) expenses decreased $1.9 million and $0.7 million in three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding a non-recurring
adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility, O&M expenses decreased $0.7 million and increased $0.5 million in the in three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower labor costs of $0.6 million and lower utility operating costs of $0.5 million, partially offset by higher professional fees of $0.4 million. The increase in the six month period reflects higher utility operating costs of $0.3 million and higher professional fees of $0.4 million, partially offset by lower labor costs of $0.2 million. Included in the changes in O&M expenses discussed above are lower labor and other costs of $0.5 million and $0.9 million for the three and six month periods ended June 30, 2019 respectively, compared to the same periods in 2018, reflecting the divestiture of the Company’s non-regulated
business subsidiary, Usource.
Depreciation and Amortization expense decreased $0.3 million and increased $1.2 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower amortization of regulatory asset storm costs, partially offset by increased depreciation on higher levels of utility plant in service. The increase in the six month period reflects increased depreciation on higher levels of utility plant in service, partially offset by lower amortization of storm costs.

Taxes Other Than Income Taxes decreased $0.1 million and increased $0.5 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower payroll taxes and property tax abatements, partially offset by higher local property tax rates on higher levels of utility plant in service. The increase in the six month period reflects higher local property tax rates on higher levels of utility plant in service, partially offset by property tax abatements.
Interest Expense, Net was essentially unchanged in the three months ended June 30, 2019, compared to the same period in 2018. For the six months ended June 30, 2019, Interest Expense, Net increased $0.2 million, compared to the same period in 2018, reflecting increased interest rates on higher levels of short-term debt, partially offset by lower interest on long-term debt.
Other Expense (Income), Net was essentially unchanged for the three months ended June 30, 2019 compared to the same period in 2018. Other Expense (Income), Net changed from an expense of $3.0 million in the first six months of 2018 to income of $10.8 million in the first six months of 2019, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource, discussed above and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for the six months ended June 30, 2019.
Federal and State Income Taxes increased by $1.3 million and $4.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, reflecting higher pre-tax
earnings in the current period and, for the six month period, income taxes associated with the Company’s divestiture of its non-regulated
business subsidiary, Usource, discussed above.
At its January 2019, April 2019 and July 2019 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.37 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.48 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2019 is presented below.
Gas Sales, Revenues and Margin
Therm Sales –
Unitil’s total therm sales of natural gas increased 2.3% and 2.2% in the three and six month periods ended June 30, 2019, respectively, compared to the same periods in 2018. In the second quarter of 2019, sales to Residential customers were essentially unchanged and sales to C&I customers increased 2.9%, respectively, compared to the same period in 2018, reflecting customer growth. For the six months ended June 30, 2019, sales to Residential and C&I customers increased 0.6% and 2.7%, respectively, compared to the same period in 2018. The increase in gas therm sales in the Company’s service areas in the six month period was driven by customer growth. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.5% in the first six months of 2019 compared to the same period in 2018. As of June 30, 2019, the number of total natural gas customers served has increased by 1,457 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and six months ended June 30, 2019 and 2018, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Residential	9.6	9.6	—	—	33.6	33.4	0.2	0.6%
Commercial / Industrial	39.2	38.1	1.1	2.9%	111.3	108.4	2.9	2.7%

Total	48.8	47.7	1.1	2.3%	144.9	141.8	3.1	2.2%

Gas Operating Revenues and Sales Margin –
The following table details total Gas Operating Revenues and Sales Margin for the three and six months ended June 30, 2019 and 2018:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Gas Operating Revenue:
Residential	$13.1	$13.9	$(0.8)	(5.8%)	$48.9	$49.7	$(0.8)	(1.6%)
Commercial / Industrial	19.5	20.8	(1.3)	(6.3%)	70.1	72.0	(1.9)	(2.6%)

Total Gas Operating Revenue	$32.6	$34.7	$(2.1)	(6.1%)	$119.0	$121.7	$(2.7)	(2.2%)

Cost of Gas Sales	$9.3	$11.8	$(2.5)	(21.2%)	$52.2	$58.9	$(6.7)	(11.4%)

Gas Sales Margin	$23.3	$22.9	$0.4	1.7%	$66.8	$62.8	$4.0	6.4%

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
Natural gas sales margins were $23.3 million and $66.8 million in the three and six months ended June 30, 2019, respectively, increases of $0.4 million and $4.0 million, respectively, compared to the same periods in 2018. Gas sales margins in the second quarter of 2019 were positively affected by higher natural gas distribution rates of $1.2 million and $0.4 million from higher therm sales, reflecting customer growth. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.

Gas sales margins in the first six months of 2019 were positively affected by higher natural gas distribution rates of $3.8 million and $1.4 million from higher therm sales reflecting customer growth. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of the $1.2 million non-recurring
adjustment recognized in the second quarter of 2018, discussed above.
The decreases in Total Gas Operating Revenues of $2.1 million and $2.7 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2019, reflect lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and the non-recurring
adjustment recognized in the second quarter of 2019, discussed above, partially offset by higher natural gas sales volumes.
Electric Sales, Revenues and Margin
Kilowatt-hour Sales
 – Unitil’s total electric kWh sales decreased 6.1% and 5.1%, respectively in the three and six month periods ended June 30, 2019 compared to the same periods in 2018. Sales to Residential customers decreased 5.8% and 4.6%, respectively, in the three and six month periods ended June 30, 2019 compared to the same periods in 2018. Sales to C&I customers decreased 6.3% and 5.5%, respectively, in the three and six month periods ended June 30, 2019 compared to the same periods in 2018. These decreases reflect overall lower average usage, including reduced usage by industrial customers for production purposes, partially offset by customer growth. As of June 30, 2019, the number of total electric customers served has increased by 533 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.
The following table details total kWh sales for the three and six months ended June 30, 2019 and 2018 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Residential	135.9	144.3	(8.4)	(5.8%)	317.4	332.8	(15.4)	(4.6%)
Commercial / Industrial	224.8	239.8	(15.0)	(6.3%)	460.8	487.6	(26.8)	(5.5%)

Total	360.7	384.1	(23.4)	(6.1%)	778.2	820.4	(42.2)	(5.1%)

Electric Operating Revenues and Sales Margin
 – The following table details total Electric Operating Revenues and Sales Margin for the three and six month periods ended June 30, 2019 and 2018:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Electric Operating Revenue:
Residential	$28.7	$26.4	$2.3	8.7%	$67.5	$60.2	$7.3	12.1%
Commercial / Industrial	23.1	22.3	0.8	3.6%	49.1	46.0	3.1	6.7%

Total Electric Operating Revenue	$51.8	$48.7	$3.1	6.4%	$116.6	$106.2	$10.4	9.8%

Cost of Electric Sales	$29.4	$26.4	$3.0	11.4%	$71.1	$61.6	$9.5	15.4%

Electric Sales Margin	$22.4	$22.3	$0.1	0.4%	$45.5	$44.6	$0.9	2.0%

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
Electric sales margins were $22.4 million and $45.5 million in the three and six months ended June 30, 2019, respectively, increases of $0.1 million and $0.9 million, respectively, compared to the same periods in 2018. Electric sales margins in the second quarter were positively affected by higher electric distribution rates of $0.2 million, partially offset by a decrease of $0.1 million from lower kWh sales, reflecting overall lower average usage, including reduced usage by industrial customers for production purposes. Electric sales margins in the first six months of 2019 were positively affected by higher electric distribution rates of $1.4 million, partially offset by a decrease of $0.5 million from lower kWh sales, reflecting overall lower average usage, including reduced usage by industrial customers for production purposes.
The increases in Total Electric Operating Revenues of $3.1 million and $10.4 in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 reflect higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by lower sales of electricity.

Other Revenue (000’s)
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other	$—	$1.1	$(1.1)	N/M	$0.9	$2.4	$(1.5)	(62.5%)

Total Other Revenue	$—	$1.1	$(1.1)	N/M	$0.9	$2.4	$(1.5)	(62.5%)

Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s non-regulated
energy brokering business, Usource, decreased $1.1 million and $1.5 million, respectively, in the three and six months ended June 30, 2019, compared to the same periods in 2018, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).
Operating Expenses
Cost of Gas Sales
 – Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $2.5 million, or 21.2%, and $6.7 million, or 11.4%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These decreases reflect lower wholesale natural gas prices, partially offset by higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Cost of Electric Sales
 – Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $3.0 million, or 11.4%, and $9.5 million, or 15.4%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases reflect higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) –
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense decreased $1.9 million, or 10.7%, and $0.7 million, or 2.0%, in three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Excluding a non-recurring
adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility, O&M expenses decreased $0.7 million and increased $0.5 million in the in three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower labor costs of $0.6 million and lower utility operating costs of $0.5 million, partially offset by higher professional fees of $0.4 million. The increase in the six month period reflects higher utility operating costs of $0.3 million and higher professional fees of $0.4 million, partially offset by lower labor costs of $0.2 million. Included in the changes in O&M expenses discussed above are lower labor and other costs of $0.5 million and $0.9 million for the three and six month periods ended June 30, 2019 respectively, compared to the same periods in 2018, reflecting the divestiture of the Company’s non-regulated
business subsidiary, Usource.
Depreciation and Amortization –
Depreciation and Amortization expense decreased $0.3 million, or 2.4%, and increased $1.2 million, or 4.8%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower amortization of regulatory asset storm costs, partially offset by increased depreciation on higher levels of utility plant in service. The increase in the six month period reflects increased depreciation on higher levels of utility plant in service, partially offset by lower amortization of storm costs.
Taxes Other Than Income Taxes
 – Taxes Other Than Income Taxes decreased $0.1 million, or 1.9%, and increased $0.5 million, or 4.6%, in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower payroll taxes and property tax abatements, partially offset by higher local property tax rates on higher levels of utility plant in service. The increase in the six month period reflects higher local property tax rates on higher levels of utility plant in service, partially offset by property tax abatements.
Other Expense (Income), Net –
Other Expense (Income), Net was essentially unchanged for the three months ended June 30, 2019 compared to the same period in 2018. Other Expense (Income), Net changed from an expense of $3.0 million in the first six months of 2018 to income of $10.8 million in the first six months of 2019, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource, discussed above and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for the six months ended June 30, 2019.
Provision for Income Taxes
 – Federal and State Income Taxes increased by $1.3 million and $4.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, reflecting higher pre-tax
earnings in the current period and, for the six month period, income taxes associated with the Company’s divestiture of its non-regulated
business subsidiary, Usource, discussed above.
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

Interest Expense, Net (Millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest Expense
Long-term Debt	$5.6	$5.7	$(0.1)	$11.2	$11.5	$(0.3)
Short-term Debt	0.8	0.5	0.3	1.8	1.0	0.8
Regulatory Liabilities	0.2	0.2	—	0.4	0.3	0.1

Subtotal Interest Expense	6.6	6.4	0.2	13.4	12.8	0.6

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.4)	(0.4)	—
AFUDC (1) and Other	(0.5)	(0.3)	(0.2)	(0.9)	(0.5)	(0.4)

Subtotal Interest (Income)	(0.7)	(0.5)	(0.2)	(1.3)	(0.9)	(0.4)

Total Interest Expense, Net	$5.9	$5.9	$—	$12.1	$11.9	$0.2

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net was essentially unchanged in the three months ended June 30, 2019, compared to the same period in 2018. For the six months ended June 30, 2019, Interest Expense, Net increased $0.2 million, compared to the same period in 2018, reflecting increased interest rates on higher levels of short-term debt, partially offset by lower interest on long-term debt.
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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2019, June 30, 2018 and December 31, 2018, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $131.4 million for the six months ended June 30, 2019. Total gross repayments were $149.4 million for the six months ended June 30, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2019, June 30, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$64.8	$37.4	$82.8

Available	$55.2	$82.6	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2019, June 30, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)
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
In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of $13.4 million. This capital lease was paid in full in the second quarter of 2019.
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
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2019, there were approximately $4.3 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.0 million, $5.3 million and $8.4 million of natural gas storage inventory at June 30, 2019, June 30, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2019 and payable in July 2019 is $0.1 million and is recorded in Accounts Payable at June 30, 2019. The amount of natural gas inventory released in June 2018 and payable in July 2018 was $0.1 million and was recorded in Accounts Payable at June 30, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of June 30, 2019, there were approximately $4.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

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
LABOR RELATIONS
As of June 30, 2019, the Company and its subsidiaries had 514 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of June 30, 2019, a total of 165 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2019:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2022
Northern Utilities NH Division	35	06/05/2020
Northern Utilities ME Division	37	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	38	05/31/2023
Unitil Service	4	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2019 and June 30, 2018 were 3.6% and 3.3%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2019 and June 30, 2018 were 3.7% and 3.1%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2018 was 3.3%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues
Gas	$32.6	$34.7	$119.0	$121.7
Electric	51.8	48.7	116.6	106.2
Other	—	1.1	0.9	2.4

Total Operating Revenues	84.4	84.5	236.5	230.3

Operating Expenses
Cost of Gas Sales	9.3	11.8	52.2	58.9
Cost of Electric Sales	29.4	26.4	71.1	61.6
Operation and Maintenance	15.9	17.8	34.4	35.1
Depreciation and Amortization	12.4	12.7	26.2	25.0
Taxes Other Than Income Taxes	5.1	5.2	11.5	11.0

Total Operating Expenses	72.1	73.9	195.4	191.6

Operating Income	12.3	10.6	41.1	38.7
Interest Expense, Net	5.9	5.9	12.1	11.9
Other Expense (Income), Net	1.3	1.3	(10.8)	3.0

Income Before Income Taxes	5.1	3.4	39.8	23.8
Provision (Benefit) for Income Taxes	1.1	(0.2)	9.3	4.6

Net Income	$4.0	$3.6	$30.5	$19.2

Net Income Per Common Share (Basic and Diluted)	$0.27	$0.24	$2.05	$1.30
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.8	14.9	14.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	June 30,		December 31,
	2019	2018	2018
ASSETS:
Current Assets :
Cash and Cash Equivalents	$4.8	$8.5	$7.8
Accounts Receivable, Net	48.7	56.2	66.8
Accrued Revenue	32.1	29.7	54.7
Exchange Gas Receivable	5.3	5.5	8.1
Refundable Taxes	—	1.2	0.5
Gas Inventory	0.7	0.6	0.8
Materials and Supplies	7.5	7.5	7.0
Prepayments and Other	8.3	8.9	6.5

Total Current Assets	107.4	118.1	152.2

Utility Plant:
Gas	779.4	709.8	760.6
Electric	511.6	479.7	500.1
Common	61.2	69.5	83.1
Construction Work in Progress	44.9	51.0	25.5

Utility Plant	1,397.1	1,310.0	1,369.3
Less: Accumulated Depreciation	343.6	320.2	332.5

Net Utility Plant	1,053.5	989.8	1,036.8

Other Noncurrent Assets:
Regulatory Assets	97.3	110.7	99.0
Operating Lease Right of Use Assets	3.6	—	—
Other Assets	17.5	16.0	10.3

Total Other Noncurrent Assets	118.4	126.7	109.3

TOTAL ASSETS	$1,279.3	$1,234.6	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	June 30,		December 31,
	2019	2018	2018
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$21.9	$24.7	$42.6
Short-Term Debt	64.8	37.4	82.8
Long-Term Debt, Current Portion	19.5	29.7	18.4
Regulatory Liabilities	18.5	14.2	11.5
Energy Supply Obligations	9.2	9.4	13.4
Interest Payable	4.0	4.1	4.3
Other Current Liabilities	18.1	15.9	19.5

Total Current Liabilities	156.0	135.4	192.5

Noncurrent Liabilities:
Retirement Benefit Obligations	123.3	154.7	121.5
Deferred Income Taxes, net	104.1	88.1	97.8
Cost of Removal Obligations	94.0	87.8	90.7
Regulatory Liabilities	46.9	47.1	47.0
Other Noncurrent Liabilities	8.9	11.2	10.1

Total Noncurrent Liabilities	377.2	388.9	367.1

Capitalization:
Long-Term Debt, Less Current Portion	373.1	363.1	387.4
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,921,171, 14,866,588 and 14,876,955 Shares)	281.3	277.9	279.1
Retained Earnings	91.5	69.1	72.0

Total Common Stock Equity	372.8	347.0	351.1
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	373.0	347.2	351.3

Total Capitalization	746.1	710.3	738.7

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,279.3	$1,234.6	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net Income	$30.5	$19.2
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	26.2	25.0
Deferred Tax Provision	8.4	3.6
Gain on Divestiture, Net (See Note 1)	(13.4)	—
Changes in Working Capital Items:
Accounts Receivable	18.1	11.2
Accrued Revenue	22.6	23.6
Exchange Gas Receivable	2.8	0.3
Regulatory Liabilities	7.0	5.0
Accounts Payable	(20.7)	(16.8)
Other Changes in Working Capital Items	(3.1)	(4.9)
Deferred Regulatory and Other Charges	(8.0)	(10.3)
Other, net	1.7	7.4

Cash Provided by Operating Activities	72.1	63.3

Investing Activities:
Property, Plant and Equipment Additions	(38.7)	(37.2)
Proceeds from Divestiture, Net (See Note 1)	13.4	—

Cash (Used in) Investing Activities	(25.3)	(37.2)

Financing Activities:
Repayment of Short-Term Debt, net	(18.0)	(0.9)
Repayment of Long-Term Debt	(13.4)	(13.5)
Decrease in Capital Lease Obligations	(5.4)	(1.6)
Net Decrease in Exchange Gas Financing	(2.6)	(0.2)
Dividends Paid	(11.0)	(10.9)
Proceeds from Issuance of Common Stock, net	0.6	0.6

Cash (Used in) Financing Activities	(49.8)	(26.5)

Net Decrease in Cash and Cash Equivalents	(3.0)	(0.4)
Cash and Cash Equivalents at Beginning of Period	7.8	8.9

Cash and Cash Equivalents at End of Period	$4.8	$8.5

Supplemental Cash Flow Information:
Interest Paid	$12.7	$12.4
Income Taxes Paid	$0.9	$0.4
Payments on Capital Leases	$5.3	$1.5
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.7	$0.4
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$3.6	$—

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2019
Balance at April 1, 2019	$280.7	$93.0	$373.7
Net Income		4.0	4.0
Dividends on Common Shares ($0.370 per share)		(5.5)	(5.5)
Stock Compensation Plans	0.3		0.3
Issuance of 5,127 Common Shares	0.3		0.3

Balance at June 30, 2019	$281.3	$91.5	$372.8

Three Months Ended June 30, 2018
Balance at April 1, 2018	$277.4	$71.0	$348.4
Net Income		3.6	3.6
Dividends on Common Shares ($0.365 per share)		(5.5)	(5.5)
Stock Compensation Plans	0.2		0.2
Issuance of 6,465 Common Shares	0.3		0.3

Balance at June 30, 2018	$277.9	$69.1	$347.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2019
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		30.5	30.5
Dividends on Common Shares ($0.740 per share)		(11.0)	(11.0)
Stock Compensation Plans	1.6		1.6
Issuance of 11,066 Common Shares	0.6		0.6

Balance at June 30, 2019	$281.3	$91.5	$372.8

Six Months Ended June 30, 2018
Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		19.2	19.2
Dividends on Common Shares ($0.730 per share)		(10.9)	(10.9)
Stock Compensation Plans	1.5		1.5
Issuance of 14,277 Common Shares	0.6		0.6

Balance at June 30, 2018	$277.9	$69.1	$347.0

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

Basis of Presentation –
The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form
 10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
 10-K
for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on January 31, 2019, for a description of the Company’s Basis of Presentation.
Divestiture of Non-Regulated Business Subsidiary –
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $
9.8
 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $
13.4
 million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the six months ended June 30, 2019, while the income taxes associated with this transaction of $
3.6
 million are included in the Provision For Income Taxes.
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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$15.7	$27.7	$43.4
C&I	23.1	23.0	46.1
Other	1.5	2.1	3.6

Total Billed and Unbilled Revenue	40.3	52.8	93.1
Rate Adjustment Mechanism Revenue	(7.7)	(1.0)	(8.7)

Total Gas and Electric Operating Revenues	$32.6	$51.8	$84.4

	Three Months Ended June 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$15.8	$27.5	$43.3
C&I	22.9	24.0	46.9
Other	1.4	2.2	3.6

Total Billed and Unbilled Revenue	40.1	53.7	93.8
Rate Adjustment Mechanism Revenue	(5.4)	(5.0)	(10.4)

Total Gas and Electric Operating Revenues	$34.7	$48.7	$83.4

	Six Months Ended June 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$54.4	$63.5	$117.9
C&I	77.1	47.7	124.8
Other	8.0	4.3	12.3

Total Billed and Unbilled Revenue	139.5	115.5	255.0
Rate Adjustment Mechanism Revenue	(20.5)	1.1	(19.4)

Total Gas and Electric Operating Revenues	$119.0	$116.6	$235.6

	Six Months Ended June 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$51.7	$62.0	$113.7
C&I	72.8	48.9	121.7
Other	7.0	4.4	11.4

Total Billed and Unbilled Revenue	131.5	115.3	246.8
Rate Adjustment Mechanism Revenue	(9.8)	(9.1)	(18.9)

Total Gas and Electric Operating Revenues	$121.7	$106.2	$227.9

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
Other Operating Revenue – Non-regulated – Other Operating Revenue – Non-regulated –
Other Operating Revenue consists solely of
revenue from Usource, Unitil’s
non-regulated
subsidiary, which, as discussed previously, the Company divested of on March 1, 2019. Usource conducted its business activities as a broker of competitive energy services. Usource did not take title to the electric and gas commodities which were the subject of the brokerage contracts. The Company recorded energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period. Usource partnered with certain entities to facilitate these brokerage services and paid these entities a fee under revenue sharing agreements.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2019, June 30, 2018 and December 31, 2018, the Unitil subsidiaries had deposited $1.4 million, $2.2 million and $3.5 million, respectively to satisfy their
ISO-NE
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
The Allowance for Doubtful Accounts as of June 30, 2019, June 30, 2018 and December 31, 2018, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	June 30,		December 31,
	2019	2018	2018
Allowance for Doubtful Accounts	$1.6	$1.4	$1.3

Accrued Revenue –
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2019, June 30, 2018 and December 31, 2018.

	June 30,		December 31,
Accrued Revenue ($ millions)	2019	2018	2018
Regulatory Assets – Current	$23.1	$21.2	$41.3
Unbilled Revenues	9.0	8.5	13.4

Total Accrued Revenue	$32.1	$29.7	$54.7

Exchange Gas Receivable –
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2019, June 30, 2018 and December 31, 2018.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2019	2018	2018
Northern Utilities	$4.9	$5.2	$7.5
Fitchburg	0.4	0.3	0.6

Total Exchange Gas Receivable	$5.3	$5.5	$8.1

Gas Inventory
– The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2019, June 30, 2018 and December 31, 2018.

	June 30,		December 31,
Gas Inventory ($ millions)	2019	2018	2018
Natural Gas	$0.2	$0.2	$0.3
Propane	0.4	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.7	$0.6	$0.8

Utility Plan –
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2019, June 30, 2018 and December 31, 2018, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $94.0 million, $87.8 million, and $90.7 million, respectively.
Leases –
On January 1, 2019, the Company adopted ASU No.
 2016-02,
“Leases (Topic 842)”
.
The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of approximately $
4.2
 million of lease assets and lease liabilities as of January 1, 2019 on the Company’s Consolidated Balance Sheets.

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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2019	2018	2018
Retirement Benefits	$73.2	$86.7	$72.0
Energy Supply & Other Rate Adjustment Mechanisms	18.5	19.0	38.4
Deferred Storm Charges	5.5	6.8	6.3
Environmental	7.4	9.0	7.9
Income Taxes	4.5	6.1	5.7
Other	11.3	4.3	10.0

Total Regulatory Assets	$120.4	$131.9	$140.3
Less: Current Portion of Regulatory Assets (1)	23.1	21.2	41.3

Regulatory Assets – noncurrent	$97.3	$110.7	$99.0

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2019	2018	2018
Income Taxes (Note 8)	47.8	47.1	47.0
Energy Supply & Other Rate Adjustment Mechanisms	$17.6	$14.2	$11.5

Total Regulatory Liabilities	65.4	61.3	58.5
Less: Current Portion of Regulatory Liabilities	18.5	14.2	11.5

Regulatory Liabilities—noncurrent	$46.9	$47.1	$47.0

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2019 are $5.7 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements.
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
Derivatives –
The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that none of its energy supply contracts currently qualify as a derivative instrument under the guidance set forth in the FASB Codification.
As discussed below in the “Fitchburg – Massachusetts RFP’s” section of Note 6 (Regulatory Matters), Fitchburg has entered into power purchase agreements for which contingencies exist. Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once they qualify for derivative accounting.
Investments in Marketable Securities –
The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s SERP Plan (See further discussion of the SERP Plan in Note 9.)
At June 30, 2019, June 30, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.5 million, $5.2 million and $4.8 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense (Income), Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2019	2018	2018
Equity Funds	$—	$2.9	$—
Fixed Income Funds	—	2.3	—
Money Market Funds	5.5	—	4.8

Total Marketable Securities	$5.5	$5.2	$4.8

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
At June 30, 2019, June 30, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.1 million, $0 and $0, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

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

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2019	2018	2018
Current:
Exchange Gas Obligation	$4.9	$5.2	$7.5
Renewable Energy Portfolio Standards	4.0	3.9	5.6
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	9.2	9.4	13.4
Noncurrent:
Power Supply Contract Divestitures	0.4	0.8	0.6

Total Energy Supply Obligations	$9.6	$10.2	$14.0

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

Renewable Energy Portfolio Standards
 – Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which is recorded in Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (RECs) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in two major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and for offshore wind generation. The contracts were approved by the MDPU in the second quarter of 2019.
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
Subsequent Events –
The Company has evaluated all events or transactions through the date of this filing. During this period the Company did not have any material subsequent events that would result in adjustment to or disclosure in its unaudited consolidated financial statements.

NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/24/19	08/29/19	08/15/19	$ 0.370
04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

10/24/18	11/29/18	11/15/18	$0.365
07/25/18	08/29/18	08/15/18	$0.365
04/25/18	05/29/18	05/15/18	$ 0.365
01/30/18	02/28/18	02/14/18	$ 0.365

Note
3 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and six months ended June 30, 2019 and June 30, 2018 and as of December 31, 2018 (millions):

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended June 30, 2019
Revenues:
Billed and Unbilled Revenue	$40.3	$52.8	$—	$—	$93.1
Rate Adjustment Mechanism Revenue	(7.7)	(1.0)	—	—	(8.7)
Other Operating Revenue – Non-Regulated	—	—	—	—	—
Total Operating Revenues	$32.6	$51.8	$—	$—	$84.4
Segment Profit	0.3	3.4	0.1	0.2	4.0
Capital Expenditures	18.1	8.3	—	1.4	27.8

Three Months Ended June 30, 2018
Revenues:
Billed and Unbilled Revenue	$40.1	$53.7	$—	$—	$93.8
Rate Adjustment Mechanism Revenue	(5.4)	(5.0)	—	—	(10.4)
Other Operating Revenue – Non-Regulated	—	—	1.1	—	1.1
Total Operating Revenues	$34.7	$48.7	$1.1	$—	$84.5
Segment Profit (Loss)	(0.3)	2.7	0.2	1.0	3.6
Capital Expenditures	18.6	7.6	—	0.9	27.1

Six Months Ended June 30, 2019
Revenues:
Billed and Unbilled Revenue	$139.5	$115.5	$—	$—	$255.0
Rate Adjustment Mechanism Revenue	(20.5)	1.1	—	—	(19.4)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9
Total Operating Revenues	$119.0	$116.6	$0.9	$—	$236.5
Segment Profit	14.0	5.3	10.2	1.0	30.5
Capital Expenditures	21.4	14.9	—	2.4	38.7
Segment Assets	760.0	500.4	0.6	18.3	1,279.3

Six Months Ended June 30, 2018
Revenues:
Billed and Unbilled Revenue	$131.5	$115.3	$—	$—	$246.8
Rate Adjustment Mechanism Revenue	(9.8)	(9.1)	—	—	(18.9)
Other Operating Revenue – Non-Regulated	—	—	2.4	—	2.4

Total Operating Revenues	$121.7	$106.2	$2.4	$—	$230.3

Segment Profit	12.3	5.7	0.6	0.6	19.2
Capital Expenditures	22.2	13.6	—	1.4	37.2
Segment Assets	703.2	479.3	6.4	45.7	1,234.6

Note 4
–
Debt AND FINANCING ARRANGEMENTS
Details on long-term debt at June 30, 2019, June 30, 2018 and December 31, 2018 are shown below:

($ millions)	June 30,		December 31,
	2019	2018	2018
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	5.0	10.0	10.0
8.49% Senior Secured Notes, Due October 14, 2024	6.0	7.5	6.0
6.96% Senior Secured Notes, Due September 1, 2028	20.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	—	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	5.7	7.6	5.7
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	—	10.0	—
5.29% Senior Notes, Due March 2, 2020	8.2	16.6	16.6
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
Granite State:
7.15% Senior Notes, Due December 15, 2018	—	3.3	—
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	395.9	396.0	409.3
Less: Unamortized Debt Issuance Costs	3.3	3.2	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	392.6	392.8	405.8
Less: Current Portion	19.5	29.7	18.4

Total Long-term Debt, Less Current Portion	$373.1	$363.1	$387.4

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

($ millions)	June 30,		December 31,
	2019	2018	2018
Estimated Fair Value of Long-Term Debt	$430.6	$420.5	$422.0

Credit Arrangements
On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the “Credit Facility”) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to
July 25, 2023
, subject to two one-year extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were
$131.4 million for the six months ended June 30, 2019. Total gross repayments were $149.4 million for the six months ended June 30, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30 2019, June 30, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	$64.8	$37.4	$82.8

Available	$55.2	$82.6	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business
.
The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2019, June 30, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.
(See also “Credit Arrangements” in Note
4
.)
The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.
The average interest rates on all short-term borrowings and intercompany money pool transactions were 3.6
% and
3.3
%
for the three months ended June 30 2019 and June 30, 2018, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 3.7% and 3.1% for the six months ended June 30 2019 and June 30, 2018, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2018 was 3.3
%.
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
This capital lease was paid off in the second quarter of 2019.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.0 million, $5.3 million and $8.4 million of natural gas storage inventory at June 30, 2019, June 30, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in June 2019 and payable in July 2019 is $0.1 million and is recorded in Accounts Payable at June 30, 2019. The amount of natural gas inventory released in June 2018 and payable in July 2018 was $0.1 million and was recorded in Accounts Payable at June 30, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.

Guarantees
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2019, there were approximately $4.3 million of guarantees outstanding
.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended June 30, 2019 and 2018 amounted to $0.3 million and $0.6 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2019 and 2018 amounted to $0.7 million and $1.1 million, respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations ($ millions)	2019	2018	2018
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.0	$—	$—
Other Noncurrent Liabilities (long-term portion)	2.6	—	—

Total Operating Lease Obligations	$3.6	$—	$—

Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	$3.1	$3.1
Other Noncurrent Liabilities (long-term portion)	0.2	4.1	2.7

Total Capital Lease Obligations	0.4	$7.2	$5.8

Total Lease Obligations	4.0	$7.2	$5.8

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2019 was $0.7 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.5 million, $15.0 million and $15.0 million as of June 30, 2019, June 30, 2018 and December 31, 2018, respectively, less accumulated amortization of $1.0 million, $1.4 million and $1.7 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2019. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.2 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2019.
The payments for operating leases consist of $1.0 million of current operating lease obligations, which are included in Other Current Liabilities and $2.6 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2019.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2019	$634		$138
2020	1,153		198
2021	984		96
2022	703		33
2023	403		15
2024-2028	122		—

Total Payments	3,999		480

Less: Interest	380		22

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$3,619	$ $	458

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2019, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%.
Disclosures Related to Periods Prior to the Adoption of ASU NO. 2016-02 – Leases (See Note 1).
The payment amounts in the following table, which are as of December 31, 2018, would not differ substantially from the payment amounts as of June 30, 2018.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
2019	$1,372	$3,069
2020	1,138	2,535
2021	969	93
2022	689	32
2023	390	14
2024-2028	120	—

Total Payments	$4,678	$5,743

NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 14,866,588, 14,876,955 and 14,921,171 shares of common stock outstanding at June 30, 2018, December 31, 2018 and June 30, 2019, respectively.

Dividend Reinvestment and Stock Purchase Plan –
During the first six months of 2019, the Company sold 11,066 shares of its common stock, at an average price of $54.86 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $607,100. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January
29
,
2019
, 33,150 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 59,651 and 90,082 non-vested
shares under the Stock Plan as of June
30
,
201
9
and
201
8
, respectively. The weighted average grant date fair value of these shares was $46.23 and $41.93, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.1 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. There were no forfeitures and no cancellations under the Stock Plan during the six months ended June 30, 2019.
Restricted Stock Units
Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units. Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted

Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2019 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2018	61,789	$38.25
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	826	$55.59
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2019	62,615	$38.48

There were 53,074 Restricted Stock Units outstanding as of June 30, 2018 with a weighted average stock price of $36.36. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2019, June 30, 2018 and December 31, 2018 is
$
1.6
 million, $
1.2
 million and $
1.3

million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00)% Series Preferred Stock outstanding as of June 30, 2019, June 30, 2018 and December 31, 2018. There were less than $0.1) million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2019 and June 30, 2018, respectively.
note 6 – REgulatory Matters
Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item
 8 of Part II of Unitil Corporation’s Form 10-K for December
 31, 2018 as filed with the Securities and Exchange Commission on january 31, 2019.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21) percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC has opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State. More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities – Base Rates – Maine –
On June 28, 2019, Northern Utilities filed a petition with the MPUC seeking an increase to annual base operating revenues of $7.0 million. If approved as filed, the requested increase will result in a
7
 percent increase over the Company’s test-year operating revenues. The intended rate effective date is April 1, 2020. In addition, Northern Utilities is requesting approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) that will allow for future changes to the Company’s distribution rates and mitigate the need to file a general rate case. The CIRA is designed to recover the costs of replacing, relocating and abandoning existing facilities and other operational and safety-related system improvements. The first annual adjustment is proposed for November 1, 2020, to recover the Company’s 2019 investment cost of eligible facilities and improvements. This matter remains pending.
Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine –
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). The TIRA had an initial term of four years
and covered targeted capital expenditures in 2013 through 2016. In its Final Order issued on February 28, 2018 for Northern Utilities’ base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight
-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, effective May 1, 2018, to recover the revenue requirements for 2017 eligible facilities. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, effective May 1, 2019, to recover the revenue requirements for 2018 eligible facilities.
Northern Utilities – Base Rates – New Hampshire –
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than twelve months ending December 31, 2020.
Unitil Energy – Base Rates –
On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s first step increase, effective May
1
,
2018
. On February
28
,
2019
, Unitil Energy filed its second and final step adjustment seeking a revenue increase of approximately $
340,000
. On April
22
,
2019
this final step adjustment was approved by the NHPUC, effective May
1
,
2019
.
Fitchburg – Base Rates – Electric –
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2017, Fitchburg filed its cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, seeking an increase of $0.4 million. The increase was effective January 1, 2018, subject to further review and approval. On April 3, 2019, the MDPU issued a final order approving the 2017 filing. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015, 2016 and 2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending.
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
Fitchburg – Gas System Enhancement Program –
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31 (the “GSEP Filing”); and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred (the “GREC Filing”). The Company considers these to be routine regulatory proceedings and there are no material issues outstanding.
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the amount approved for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, will be deferred and recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. This matter remains pending.
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

Other Matters
Fitchburg – Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System –
The MDPU has engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board which focuses on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator will examine the following areas: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued a Phase 1 summary report including preliminary recommendations for the MDPU’s consideration on May 13, 2019. The investigation is on-going
and the evaluator will produce a final report at the end of the process. The Company believes that this examination will not result in a material impact on its financial position, operating results or cash flows.

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
On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75 percent is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once certain conditions and contingencies are met.
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

The EDCs issued an RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 17, 2019. This is the second solicitation pursuant to Section 83C and with the Department’s approval of the Vineyard Wind contracts for 800 MW of offshore wind energy generation as a result of the first solicitation, the remaining obligation under 83C is to procure an additional 800 MW of offshore wind energy generation. The EDCs intend to purchase at least

400

MW of the remaining 800 MW obligation under this RFP. The due date for proposal submissions is August 9, 2019, selection is to occur on November 8, 2019, contracts are to be executed by December 13, 2019, and filed with the Department on January 10, 2020.
Northern Utilities Gas Supply Cost Investigation –
The MPUC has decided to open investigations into the gas supply and procurement activities of Maine local distribution companies. Northern Utilities is the first company to have its procurement practices examined, and the Company is cooperating with a consultant engaged by the MPUC to conduct this ongoing investigation. The Company believes that this investigation will not result in a material impact on its financial position, operating results or cash flows.
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
Also pending at FERC is a Section 206 proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. The initial decision will be issued on August 6, 2020. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.
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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2019, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven
-year periods. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five
-year periods.
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

The following table sets forth a summary of changes in the Company’s liability for the current and long-term portions of the Company’s environmental obligations, which are included in Other Current Liabilities and Other Noncurrent Liabilities, respectively, on the Company’s Consolidated Balance Sheets for the six months ended June 30, 2019 and 2018.

Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Six months ended June 30,
	2019	2018	2019	2018	2019	2018
Total Balance at Beginning of Period	$—	$0.1	$2.0	$2.0	$2.0	$2.1
Additions	—	—	0.1	0.5	0.1	0.5
Less: Payments / Reductions	—	0.1	0.1	0.4	0.1	0.5

Total Balance at End of Period	—	—	2.0	2.1	2.0	2.1

Less: Current Portion	—	—	0.6	0.6	0.6	0.6

Noncurrent Balance at End of Period	$—	$—	$1.4	$1.5	$1.4	$1.5

Note 8: INCOME TAXES

In June 2019 the Company received notice that the Internal Revenue Service (IRS) completed all fieldwork for the tax years December 31, 2015 and December 31, 2016 income tax audit and closed the audit with no adjustment. Income tax filings for the year ended December 31, 2017 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions at June 30, 2019 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2015; December 31, 2016; and December 31, 2017.
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
Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules; the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between
fifteen
and
twenty
years, over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years.
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
Note
9:
Retirement Benefit obligations
The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP Plan) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2018 as filed with the SEC on January 31, 2019 for additional information regarding these plans.
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2019	2018
Discount Rate	4.25%	3.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2024

The following tables provide the components of the Company’s Retirement plan costs ($
000
’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended June 30,	2019	2018	2019	2018	2019	2018
Service Cost	$776	$848	$576	$733	$63	$122
Interest Cost	1,621	1,469	856	851	145	101
Expected Return on Plan Assets	(2,118)	(1,946)	(411)	(409)	—	—
Prior Service Cost Amortization	80	81	303	327	25	47
Actuarial Loss Amortization	1,081	1,447	57	346	156	122

Sub-total	1,440	1,899	1,381	1,848	389	392
Amounts Capitalized and Deferred	(597)	(908)	(606)	(885)	(112)	(113)

Net Periodic Benefit Cost Recognized	$843	$991	$775	$963	$277	$279

	Pension Plan		PBOP Plan		SERP Plan
Six Months Ended June 30,	2019	2018	2019	2018	2019	2018
Service Cost	$1,552	$1,696	$1,152	$1,466	$123	$244
Interest Cost	3,242	2,938	1,712	1,702	284	202
Expected Return on Plan Assets	(4,237)	(3,892)	(822)	(818)	—	—
Prior Service Cost Amortization	160	162	606	654	28	94
Actuarial Loss Amortization	2,162	2,894	114	692	314	244

Sub-total	2,879	3,798	2,762	3,696	749	784
Amounts Capitalized and Deferred	(1,009)	(1,628)	(1,080)	(1,627)	(215)	(226)

Net Periodic Benefit Cost Recognized	$1,870	$2,170	$1,682	$2,069	$534	$558

Employer Contributions
As of June 30, 2019, the Company had made $2.5 million and $1.6 million of contributions to its Pension and PBOP Plans, respectively, in 2019. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2019 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of June 30, 2019, the Company had made $0.3 million of benefit payments under the SERP Plan in 2019. The Company presently anticipates making an additional $0.3 million of benefit payments under the SERP Plan in 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4
.
    Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2019. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2019 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
 13a-15(e)
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
for the year-ended December 31, 2018 as filed with the SEC on January 31, 2019.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2019.
Issuer Purchases of Equity Securities
Pursuant to the written trading plan under Rule
 10b5-1
under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2019, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $195,000 in value of shares have been purchased or, if sooner, on May 1, 2020.
The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
 10b-5
under the Exchange Act, or other applicable securities laws.

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/19 – 4/30/19	—	—	—	$59,311
5/1/19 – 5/31/19	—	—	—	$195,000
6/1/19 – 6/30/19	—	—	—	$195,000

Total	—	—	—

Item 5.     Other Information
On July 25, 2019, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2019. The press release is furnished with this Quarterly Report on Form
 10-Q
as Exhibit 99.1.
Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan	Filed herewith

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 25, 2019 Announcing Earnings For the Quarter Ended June 30, 2019.	Filed herewith

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 25, 2019	/s/ Christine L. Vaughan
Christine L. Vaughan
Chief Financial Officer

Date: July 25, 2019	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer