Form 10-Q
period 2019-09-30
UNITIL CORP
filed 2019-10-24
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__
______to __
__
___
_
_
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files
).
Yes

☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☐
    No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2019
Common Stock, No par value	14,926,205 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended September 30, 2019

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
Unitil had an investment in Net Utility Plant of $1,083.9 million at September 30, 2019. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21 percent, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State. More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.
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
Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine –
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ last base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On May 7, 2018, the MPUC approved the Company’s request to increase its annual base rates by 2.4%, or $1.1 million, effective May 1, 2018, to recover the revenue requirements for 2017 eligible facilities. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, effective May 1, 2019, to recover the revenue requirements for 2018 eligible facilities.
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
Unitil Energy – Base Rates –
On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s first step increase, effective May 1, 2018. On April 22, 2019, the NHPUC approved Unitil Energy’s second and final step adjustment, providing for a revenue increase of approximately $340,000, effective May 1, 2019.
Fitchburg – Base Rates – Electric –
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On April 3, 2019, the DPU approved Fitchburg’s cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, an increase of $0.4 million. The increase was effective January 1, 2018. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015, 2016 and 2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending. On September 5, 2019, Fitchburg’s electric division filed with the MDPU a letter of intent to file for a general increase in base rates. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase. At this time, Fitchburg anticipates that the filing will be made during the fourth quarter 2019.
Fitchburg – Base Rates – Gas –
Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates. On September 5, 2019, Fitchburg’s gas division filed with the MDPU a letter of intent to file for a general increase in base rates. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase. At this time, Fitchburg anticipates that the filing will be made during the fourth quarter 2019.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the amount approved for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. This matter remains pending.
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
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2019 and September 30, 2018 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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

Earnings Overview
The Company’s Net Income was $2.3 million, or $0.15 in Earnings Per Share (EPS), for the third quarter of 2019, a decrease of $0.5 million, or $0.04 in EPS, compared to the third quarter of 2018. For the nine months ended September 30, 2019, the Company reported Net Income of $32.8 million, or $2.20 in EPS, an increase of $10.8 million, or $0.71 in EPS, compared to the same nine month period in 2018. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 in EPS, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. In addition, the Company’s earnings in the first nine months 2019 were driven by higher natural gas and electric sales margins. Earnings for the Company’s utility operations were Net Income of $23.0 million, or $1.54 in EPS, for the first nine months of 2019, an increase of $1.0 million in Net Income, or $0.05 in EPS, compared to the first nine months of 2018.
Natural gas sales margins were $18.7 million and $85.5 million in the three and nine months ended September 30, 2019, respectively, increases of $1.1 million and $5.1 million, respectively, compared to the same periods in 2018. Gas sales margins in the third quarter of 2019 were positively affected by higher natural gas distribution rates of $0.8 million and by $0.3 million from higher therm sales, reflecting customer growth and increased average consumption by Commercial and Industrial (C&I) and Residential customers.
Gas sales margins in the first nine months of 2019 were positively affected by higher natural gas distribution rates of $4.6 million and by $1.7 million from higher therm sales, reflecting customer growth and increased average consumption by C&I and Residential customers. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.
Natural gas therm sales increased 4.2% and 2.5% in the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in gas therm sales in the Company’s service areas was driven by customer growth and increased average consumption by C&I and Residential customers. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.5% in the first nine months of 2019 compared to the same period in 2018. As of September 30, 2019, the number of total natural gas customers served has increased by 1,468 over the last year.
Electric sales margins were $25.1 million and $70.6 million in the three and nine months ended September 30, 2019, respectively, a decrease of $0.8 million and an increase of $0.1 million, respectively, compared to the same periods in 2018. The decrease in electric sales margins in the third quarter were due to lower kWh sales, reflecting milder summer weather in 2019 and overall lower average usage, including reduced usage by some industrial customers for production purposes, partially offset by positive customer growth. Electric sales margins in the first nine months of 2019 were positively affected by higher electric distribution rates of $1.4 million, partially offset by a decrease of $1.3 million from lower kWh sales, for the reasons noted above.
Total electric kilowatt-hour (kWh) sales decreased 5.3% and 5.2%, respectively in the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. For the third quarter, the decrease reflects milder summer weather in 2019 compared to 2018. Based on weather data collected in the Company’s electric service areas, there were 19% fewer Cooling Degree Days in the third quarter of 2019 compared to the same period in 2018. The decreases in the three and nine month periods also reflect overall lower average usage due to both energy efficiency purposes and aforementioned reduced usage by some industrial customers, but were partially offset by overall customer growth. As of September 30, 2019, the number of total electric customers served has increased by 554 over the last year.

Operation and Maintenance (O&M) expenses decreased $0.9 million and $1.6 million in three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding a non-recurring
adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses decreased $0.4 million in the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in the three month period reflects lower labor and other costs of $0.8 million, resulting from the divestiture of the Company’s non-regulated
business subsidiary, Usource. In addition, in the three month period, the decrease in O&M expenses reflects lower professional fees of $0.4 million, partially offset by higher compensation and benefit costs of $0.3 million. The decrease in the nine month period reflects lower labor and other costs of $1.7 million, resulting from the divestiture of the Company’s non-regulated
business subsidiary, Usource. O&M expenses in the nine month period also reflect higher compensation and benefit costs of $0.9 million, higher utility operating costs of $0.3 million and higher professional fees of $0.1 million.
Depreciation and Amortization expense increased $0.4 million and $1.6 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These increases reflect increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes in the three months ended September 30, 2019 was essentially unchanged compared to the same period in 2018, reflecting higher local property tax rates on higher levels of utility plant in service, offset by property tax abatements. Taxes Other Than Income Taxes increased $0.5 million in the nine months ended September 30, 2019 compared to the same period in 2018. The increase in the nine month period reflects higher local property tax rates on higher levels of utility plant in service, partially offset by property tax abatements.
Interest Expense, Net decreased $0.2 million in the three months ended September 30, 2019, compared to the same period in 2018, reflecting lower interest on short-term borrowings and higher interest income on AFUDC. For the nine months ended September 30, 2019, Interest Expense, Net was essentially unchanged compared to the same period in 2018, reflecting lower interest on long-term debt and higher interest income on AFUDC, offset by interest on higher levels of short-term borrowings.
Other Expense (Income), Net decreased by $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018. Other Expense (Income), Net changed from an expense of $4.1 million in the first nine months of 2018 to income of $9.8 million in the first nine months of 2019, a net change of $13.9 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource, discussed above, and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for the nine months ended September 30, 2019.
Federal and State Income Taxes increased by $0.5 million and $5.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in the nine month period reflects income taxes associated with the Company’s divestiture of its non-regulated
business subsidiary, Usource, discussed above.
At its January 2019, April 2019, July 2019 and October 2019 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.37 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.48 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2019 is presented below.

Gas Sales, Revenues and Margin
Therm Sales –
Unitil’s total therm sales of natural gas increased 4.2% and 2.5% in the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in 2018. In the third quarter of 2019, sales to Residential and C&I customers increased 4.0% and 4.2%, respectively, compared to the same period in 2018. For the nine months ended September 30, 2019, sales to Residential and C&I customers increased 0.8% and 2.9%, respectively, compared to the same period in 2018. The increase in gas therm sales in the Company’s service areas was driven by customer growth and increased average consumption by C&I and Residential customers. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 5.5% in the first nine months of 2019 compared to the same period in 2018. As of September 30, 2019, the number of total natural gas customers served has increased by 1,468 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and nine months ended September 30, 2019 and 2018, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Residential	2.6	2.5	0.1	4.0%	36.2	35.9	0.3	0.8%
Commercial / Industrial	24.9	23.9	1.0	4.2%	136.2	132.3	3.9	2.9%

Total	27.5	26.4	1.1	4.2%	172.4	168.2	4.2	2.5%

Gas Operating Revenues and Sales Margin –
The following table details total Gas Operating Revenues and Sales Margin for the three and nine months ended September 30, 2019 and 2018:

Gas Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Gas Operating Revenue:
Residential	$8.9	$9.2	$(0.3)	(3.3%)	$57.8	$58.9	$(1.1)	(1.9%)
Commercial / Industrial	16.0	16.5	(0.5)	(3.0%)	86.1	88.5	(2.4)	(2.7%)

Total Gas Operating Revenue	$24.9	$25.7	$(0.8)	(3.1%)	$143.9	$147.4	$(3.5)	(2.4%)

Cost of Gas Sales	$6.2	$8.1	$(1.9)	(23.5%)	$58.4	$67.0	$(8.6)	(12.8%)

Gas Sales Margin	$18.7	$17.6	$1.1	6.2%	$85.5	$80.4	$5.1	6.3%

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

Natural gas sales margins were $18.7 million and $85.5 million in the three and nine months ended September 30, 2019, respectively, increases of $1.1 million and $5.1 million, respectively, compared to the same periods in 2018. Gas sales margins in the third quarter of 2019 were positively affected by higher natural gas distribution rates of $0.8 million and by $0.3 million from higher therm sales, reflecting customer growth and increased average consumption by C&I and Residential customers.
Gas sales margins in the first nine months of 2019 were positively affected by higher natural gas distribution rates of $4.6 million and by $1.7 million from higher therm sales, reflecting customer growth and increased average consumption by C&I and Residential customers. The positive effect of the higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.
The decreases in Total Gas Operating Revenues of $0.8 million and $3.5 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2019, reflect lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and for the nine month period, the non-recurring
adjustment recognized in the second quarter of 2019, discussed above, partially offset by higher natural gas sales volumes.
Electric Sales, Revenues and Margin
Kilowatt-hour Sales
– Unitil’s total electric kWh sales decreased 5.3% and 5.2%, respectively in the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Sales to Residential customers decreased 7.2% and 5.6%, respectively, in the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. Sales to C&I customers decreased 4.0% and 4.9%, respectively, in the three and nine month periods ended September 30, 2019 compared to the same periods in 2018. For the third quarter, the decrease reflects milder summer weather in 2019 compared to 2018. Based on weather data collected in the Company’s electric service areas, there were 19% fewer Cooling Degree Days in the third quarter of 2019 compared to the same period in 2018. The decreases in the three and nine month periods also reflect overall lower average usage due to both energy efficiency purposes and aforementioned reduced usage by some industrial customers, but were partially offset by overall customer growth. As of September 30, 2019, the number of total electric customers served has increased by 554 over the last year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.
The following table details total kWh sales for the three and nine months ended September 30, 2019 and 2018 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Residential	180.9	195.0	(14.1)	(7.2%)	498.3	527.8	(29.5)	(5.6%)
Commercial / Industrial	257.7	268.3	(10.6)	(4.0%)	718.5	755.9	(37.4)	(4.9%)

Total	438.6	463.3	(24.7)	(5.3%)	1,216.8	1,283.7	(66.9)	(5.2%)

Electric Operating Revenues and Sales Margin
– The following table details total Electric Operating Revenues and Sales Margin for the three and nine month periods ended September 30, 2019 and 2018:

Electric Operating Revenues and Sales Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Electric Operating Revenue:
Residential	$34.4	$35.5	$(1.1)	(3.1%)	$101.9	$95.7	$6.2	6.5%
Commercial / Industrial	26.0	25.9	0.1	0.4%	75.1	71.9	3.2	4.5%

Total Electric Operating Revenue	$60.4	$61.4	$(1.0)	(1.6%)	$177.0	$167.6	$9.4	5.6%

Cost of Electric Sales	$35.3	$35.5	$(0.2)	(0.6%)	$106.4	$97.1	$9.3	9.6%

Electric Sales Margin	$25.1	$25.9	$(0.8)	(3.1%)	$70.6	$70.5	$0.1	0.1%

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
Electric sales margins were $25.1 million and $70.6 million in the three and nine months ended September 30, 2019, respectively, a decrease of $0.8 million and an increase of $0.1 million, respectively, compared to the same periods in 2018. The decrease in electric sales margins in the third quarter were due to lower kWh sales, reflecting milder summer weather in 2019 and overall lower average usage, including reduced usage by some industrial customers for production purposes, partially offset by positive customer growth. Electric sales margins in the first nine months of 2019 were positively affected by higher electric distribution rates of $1.4 million, partially offset by a decrease of $1.3 million from lower kWh sales, for the reasons noted above.
Total Electric Operating Revenues decreased $1.0 million in the three months ended September 30, 2019, respectively, compared to the same period in 2018 reflecting lower sales of electricity, partially offset by lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers. Total Electric Operating Revenues increased $9.4 million in the nine months ended September 30, 2019, respectively, compared to the same period in 2018 reflecting higher cost of electric sales, partially offset by lower sales of electricity.

Operating Revenue – Other
The following table details total Other Revenue for the three and nine months ended September 30, 2019 and 2018:

Other Revenue (000’s)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Other	$—	$1.1	$(1.1)	N/M	$0.9	$3.5	$(2.6)	(74.3%)

Total Other Revenue	$—	$1.1	$(1.1)	N/M	$0.9	$3.5	$(2.6)	(74.3%)

Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s non-regulated
energy brokering business, Usource, decreased $1.1 million and $2.6 million, respectively, in the three and nine months ended September 30, 2019, compared to the same periods in 2018, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).
Operating Expenses
Cost of Gas Sales
– Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $1.9 million, or 23.5%, and $8.6 million, or 12.8%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These decreases reflect lower wholesale natural gas prices, partially offset by higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Cost of Electric Sales
– Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $0.2 million, or 0.6%, and increased $9.3 million, or 9.6%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease in the three month period reflects lower sales of electricity, partially offset by higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The increase in the nine month period reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) –
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense decreased $0.9 million, or 5.5%, and $1.6 million, or 3.1%, in three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Excluding a non-recurring
adjustment to increase O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses decreased $0.4 million in the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in the three month period reflects lower labor and other costs of $0.8 million, resulting from the divestiture of the Company’s non-regulated
business subsidiary, Usource. In addition, in the three month period, the decrease in O&M expenses reflects lower professional fees of $0.4 million, partially offset by higher compensation and benefit costs of $0.3 million. The decrease in the nine month period reflects lower labor and other costs of $1.7 million, resulting from the divestiture of the Company’s non-regulated
business subsidiary, Usource. O&M expenses in the nine month period also reflect higher compensation and benefit costs of $0.9 million, higher utility operating costs of $0.3 million and higher professional fees of $0.1 million.

Depreciation and Amortization –
Depreciation and Amortization expense increased $0.4 million, or 3.2%, and $1.6 million, or 4.3%, in the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These increases reflect increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes
– Taxes Other Than Income Taxes in the three months ended September 30, 2019 was essentially unchanged compared to the same period in 2018, reflecting higher local property tax rates on higher levels of utility plant in service, offset by property tax abatements. Taxes Other Than Income Taxes increased $0.5 million, or 3.0%, in the nine months ended September 30, 2019 compared to the same period in 2018. The increase in the nine month period reflects higher local property tax rates on higher levels of utility plant in service, partially offset by property tax abatements.
Other Expense (Income), Net –
Other Expense (Income), Net decreased by $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018. Other Expense (Income), Net changed from an expense of $4.1 million in the first nine months of 2018 to income of $9.8 million in the first nine months of 2019, a net change of $13.9 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource, discussed above, and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for the nine months ended September 30, 2019.
Provision for Income Taxes
– Federal and State Income Taxes increased by $0.5 million and $5.2 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in the nine month period reflects income taxes associated with the Company’s divestiture of its non-regulated
business subsidiary, Usource, discussed above.
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

Interest Expense, Net (Millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest Expense
Long-term Debt	$5.7	$5.7	$—	$17.0	$17.3	$(0.3)
Short-term Debt	0.6	0.7	(0.1)	2.4	1.6	0.8
Regulatory Liabilities	0.2	0.2	—	0.5	0.5	—

Subtotal Interest Expense	6.5	6.6	(0.1)	19.9	19.4	0.5

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.6)	(0.6)	—
AFUDC (1) and Other	(0.5)	(0.4)	(0.1)	(1.4)	(0.9)	(0.5)

Subtotal Interest (Income)	(0.7)	(0.6)	(0.1)	(2.0)	(1.5)	(0.5)

Total Interest Expense, Net	$5.8	$6.0	$(0.2)	$17.9	$17.9	$—

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net decreased $0.2 million in the three months ended September 30, 2019, compared to the same period in 2018, reflecting lower interest on short-term borrowings and higher interest income on AFUDC. For the nine months ended September 30, 2019, Interest Expense, Net was essentially unchanged compared to the same period in 2018, reflecting lower interest on long-term debt and higher interest income on AFUDC, offset by interest on higher levels of short-term borrowings.
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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2019, September 30, 2018 and December 31, 2018, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $187.1 million for the nine months ended September 30, 2019. Total gross repayments were $220.7 million for the nine months ended September 30, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2019, September 30, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	49.2	69.1	82.8
Letter of Credit Outstanding	0.1	—	—

Available	$70.7	$50.9	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2019, September 30, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)
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
On September 12, 2019, Northern Utilities issued $40 million of Notes due 2049 at 4.04%. Northern Utilities used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2019, there were approximately $4.3 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.1 million, $9.6 million and $8.4 million of natural gas storage inventory at September 30, 2019, September 30, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2019 and payable in October 2019 is $0.1 million and is recorded in Accounts Payable at September 30, 2019. The amount of natural gas inventory released in September 2018 and payable in October 2018 was $0.1 million and was recorded in Accounts Payable at September 30, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of September 30, 2019, there were approximately $4.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
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

LABOR RELATIONS
As of September 30, 2019, the Company and its subsidiaries had 503 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of September 30, 2019, a total of 162 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2019:

	Employees Covered	CBA Expiration
Fitchburg	44	05/31/2022
Northern Utilities NH Division	37	06/05/2020
Northern Utilities ME Division	36	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	36	05/31/2023
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2019 and September 30, 2018 were 3.4% and 3.3%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2019 and September 30, 2018 were 3.6% and 3.2%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2018 was 3.3%.
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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues
Gas	$24.9	$25.7	$143.9	$147.4
Electric	60.4	61.4	177.0	167.6
Other	—	1.1	0.9	3.5

Total Operating Revenues	85.3	88.2	321.8	318.5

Operating Expenses
Cost of Gas Sales	6.2	8.1	58.4	67.0
Cost of Electric Sales	35.3	35.5	106.4	97.1
Operation and Maintenance	15.5	16.4	49.9	51.5
Depreciation and Amortization	12.8	12.4	39.0	37.4
Taxes Other Than Income Taxes	5.5	5.5	17.0	16.5

Total Operating Expenses	75.3	77.9	270.7	269.5

Operating Income	10.0	10.3	51.1	49.0
Interest Expense, Net	5.8	6.0	17.9	17.9
Other Expense (Income), Net	1.0	1.1	(9.8)	4.1

Income Before Income Taxes	3.2	3.2	43.0	27.0
Provision for Income Taxes	0.9	0.4	10.2	5.0

Net Income	$2.3	$2.8	$32.8	$22.0

Net Income Per Common Share (Basic and Diluted)	$0.15	$0.19	$2.20	$1.49
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.8	14.9	14.8
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	September 30,		December 31,
	2019	2018	2018
ASSETS:
Current Assets :
Cash and Cash Equivalents	$7.3	$6.3	$7.8
Accounts Receivable, Net	39.4	52.3	66.8
Accrued Revenue	35.3	36.0	54.7
Exchange Gas Receivable	8.6	10.1	8.1
Refundable Taxes	2.9	—	0.5
Gas Inventory	0.8	0.9	0.8
Materials and Supplies	7.7	7.2	7.0
Prepayments and Other	5.4	7.8	6.5

Total Current Assets	107.4	120.6	152.2

Utility Plant:
Gas	783.2	712.7	760.6
Electric	514.8	485.6	500.1
Common	61.6	82.1	83.1
Construction Work in Progress	72.9	68.4	25.5

Utility Plant	1,432.5	1,348.8	1,369.3
Less: Accumulated Depreciation	348.6	326.5	332.5

Net Utility Plant	1,083.9	1,022.3	1,036.8

Other Noncurrent Assets:
Regulatory Assets	98.7	111.6	99.0
Operating Lease Right of Use Assets	4.2	—	—
Other Assets	15.5	10.0	10.3

Total Other Noncurrent Assets	118.4	121.6	109.3

TOTAL ASSETS	$1,309.7	$1,264.5	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	September 30,		December 31,
	2019	2018	2018
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$22.9	$27.4	$42.6
Short-Term Debt	49.2	69.1	82.8
Long-Term Debt, Current Portion	19.5	31.8	18.4
Regulatory Liabilities	14.4	12.2	11.5
Energy Supply Obligations	12.5	15.0	13.4
Interest Payable	7.1	7.0	4.3
Other Current Liabilities	18.8	18.0	19.5

Total Current Liabilities	144.4	180.5	192.5

Noncurrent Liabilities:
Retirement Benefit Obligations	120.8	142.4	121.5
Deferred Income Taxes, net	108.3	86.4	97.8
Cost of Removal Obligations	98.4	91.2	90.7
Regulatory Liabilities	46.7	47.9	47.0
Other Noncurrent Liabilities	10.2	10.0	10.1

Total Noncurrent Liabilities	384.4	377.9	367.1

Capitalization:
Long-Term Debt, Less Current Portion	410.9	361.1	387.4
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,925,898, 14,872,011 and 14,876,955 Shares)	281.7	278.3	279.1
Retained Earnings	88.1	66.5	72.0

Total Common Stock Equity	369.8	344.8	351.1
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	370.0	345.0	351.3

Total Capitalization	780.9	706.1	738.7

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,309.7	$1,264.5	$1,298.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

2
1

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net Income	$32.8	$22.0
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	39.0	37.4
Deferred Tax Provision	9.3	4.6
Gain on Divestiture, Net (See Note 1)	(13.4)	—
Changes in Working Capital Items:
Accounts Receivable	27.4	15.1
Accrued Revenue	19.4	17.3
Exchange Gas Receivable	(0.5)	(4.3)
Regulatory Liabilities	2.9	3.0
Accounts Payable	(19.7)	(14.1)
Other Changes in Working Capital Items	(2.4)	3.7
Deferred Regulatory and Other Charges	(4.7)	(5.7)
Other, net	2.1	(9.0)
Cash Provided by Operating Activities	92.2	70.0
Investing Activities:
Property, Plant and Equipment Additions	(76.7)	(76.3)
Proceeds from Divestiture, Net (See Note 1)	13.4	—
Cash (Used in) Investing Activities	(63.3)	(76.3)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(33.6)	30.8
Repayment of Long-Term Debt	(15.2)	(13.5)
Issuance of Long-Term Debt	39.8	—
Decrease in Capital Lease Obligations	(5.1)	(2.3)
Net Increase in Exchange Gas Financing	0.5	4.1
Dividends Paid	(16.7)	(16.3)
Proceeds from Issuance of Common Stock, net	0.9	0.9
Cash (Used in) Provided by Financing Activities	(29.4)	3.7
Net Decrease in Cash and Cash Equivalents	(0.5)	(2.6)
Cash and Cash Equivalents at Beginning of Period	7.8	8.9
Cash and Cash Equivalents at End of Period	$7.3	$6.3
Supplemental Cash Flow Information:
Interest Paid	$15.6	$15.6
Income Taxes Paid	$0.9	$0.4
Payments on Capital Leases	$5.4	$2.3
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.8	$1.2
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$4.2	$—

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

2
2

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except per share data and number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2019
Balance at July 1, 2019	$281.3	$91.5	$372.8
Net Income		2.3	2.3
Dividends on Common Shares ($0.370 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.1		0.1
Issuance of 4,727 Common Shares	0.3		0.3

Balance at September 30, 2019	$281.7	$88.1	$369.8

Three Months Ended September 30, 2018
Balance at July 1, 2018	$277.9	$69.1	$347.0
Net Income		2.8	2.8
Dividends on Common Shares ($0.365 per share)		(5.4)	(5.4)
Stock Compensation Plans	0.1		0.1
Issuance of 5,423 Common Shares	0.3		0.3

Balance at September 30, 2018	$278.3	$66.5	$344.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

2
3

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except per share data and number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2019
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		32.8	32.8
Dividends on Common Shares ($1.11 per share)		(16.7)	(16.7)
Stock Compensation Plans	1.7		1.7
Issuance of 15,793 Common Shares	0.9		0.9

Balance at September 30, 2019	$281.7	$88.1	$369.8

Nine Months Ended September 30, 2018
Balance at January 1, 2018	$275.8	$60.8	$336.6
Net Income		22.0	22.0
Dividends on Common Shares ($1.095 per share)		(16.3)	(16.3)
Stock Compensation Plans	1.5		1.5
Issuance of 19,700 Common Shares	1.0		1.0

Balance at September 30, 2018	$278.3	$66.5	$344.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

2
4

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
Basis of Presentation
–
The accompanying unaudited Consolidated Financial Statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (SEC) on January 31, 2019, for a description of the Company’s Basis of Presentation.

2
5

Divestiture of Non-Regulated Business Subsidiary –
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $13.4 million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the nine months ended September 30, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes.
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

2
6

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$6.9	$31.3	$38.2
C&I	12.5	24.5	37.0
Other	1.1	1.5	2.6

Total Billed and Unbilled Revenue	20.5	57.3	77.8
Rate Adjustment Mechanism Revenue	4.4	3.1	7.5

Total Gas and Electric Operating Revenues	$24.9	$60.4	$85.3

	Three Months Ended September 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$6.6	$33.6	$40.2
C&I	11.9	25.3	37.2
Other	1.1	2.0	3.1

Total Billed and Unbilled Revenue	19.6	60.9	80.5
Rate Adjustment Mechanism Revenue	6.1	0.5	6.6

Total Gas and Electric Operating Revenues	$25.7	$61.4	$87.1

	Nine Months Ended September 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$61.4	$94.8	$156.2
C&I	89.5	72.2	161.7
Other	9.1	5.8	14.9

Total Billed and Unbilled Revenue	160.0	172.8	332.8
Rate Adjustment Mechanism Revenue	(16.1)	4.2	(11.9)

Total Gas and Electric Operating Revenues	$143.9	$177.0	$320.9

2
7

	Nine Months Ended September 30, 2018
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$58.3	$95.6	$153.9
C&I	84.7	74.1	158.8
Other	8.1	6.5	14.6

Total Billed and Unbilled Revenue	151.1	176.2	327.3
Rate Adjustment Mechanism Revenue	(3.7)	(8.6)	(12.3)

Total Gas and Electric Operating Revenues	$147.4	$167.6	$315.0

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the Massachusetts Department of Public Utilities (MDPU). The Company estimates that revenue decoupling applies to approximately
27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.
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

2
8

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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2019, September 30, 2018 and December 31, 2018, the Unitil subsidiaries had deposited $3.5 million, $3.2 million and $3.5 million, respectively to satisfy their
ISO-NE
obligations.
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
The Allowance for Doubtful Accounts as of September 30, 2019, September 30, 2018 and December 31, 2018, which is included in Accounts Receivable, net on the accompanying unaudited consolidated balance sheets, was as follows:

($ millions)
	September 30,		December 31,
	2019	2018	2018
Allowance for Doubtful Accounts	$1.0	$1.2	$1.3

Accrued Revenue –
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2019, September 30, 2018 and December 31, 2018.

	September 30,		December 31,
Accrued Revenue ($ millions)	2019	2018	2018
Regulatory Assets – Current	$24.9	$26.4	$41.3
Unbilled Revenues	10.4	9.6	13.4

Total Accrued Revenue	$35.3	$36.0	$54.7

Exchange Gas Receivable –
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost.

The following table shows the components of Exchange Gas Receivable as of September 30, 2019, September 30, 2018 and December 31, 2018.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2019	2018	2018
Northern Utilities	$8.0	$9.5	$7.5
Fitchburg	0.6	0.6	0.6

Total Exchange Gas Receivable	$8.6	$10.1	$8.1

Gas Inventory
– The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2019, September 30, 2018 and December 31, 2018.

	September 30,		December 31,
Gas Inventory ($ millions)	2019	2018	2018
Natural Gas	$0.4	$0.4	$0.3
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.8	$0.9	$0.8

Utility Plant
–
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2019, September 30, 2018 and December 31, 2018, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $98.4 million, $91.2 million, and $90.7 million, respectively.
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

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2019	2018	2018
Retirement Benefits	$74.0	$88.0	$72.0
Energy Supply & Other Rate Adjustment Mechanisms	20.6	24.8	38.4
Deferred Storm Charges	5.0	6.3	6.3
Environmental	8.0	8.9	7.9
Income Taxes	4.3	5.9	5.7
Other	11.7	4.1	10.0

Total Regulatory Assets	123.6	138.0	140.3
Less: Current Portion of Regulatory Assets (1)	24.9	26.4	41.3

Regulatory Assets – noncurrent	$98.7	$111.6	$99.0

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2019	2018	2018
Income Taxes (Note 8)	$47.6	$47.9	$47.0
Energy Supply & Other Rate Adjustment Mechanisms	13.5	12.2	11.5

Total Regulatory Liabilities	61.1	60.1	58.5
Less: Current Portion of Regulatory Liabilities	14.4	12.2	11.5

Regulatory Liabilities—noncurrent	$46.7	$47.9	$47.0

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. As of September 30, 2019 there are
$5.8
million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years which regulators have authorized recovery of, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
3
1

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
Investments in Marketable Securities

–
 T
he Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s SERP Plan (See further discussion of the SERP Plan in Note 9.)
At September 30, 2019, September 30, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.9 million, $5.3 million and $4.8 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense (Income), Net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2019	2018	2018
Equity Funds	$—	$3.0	$—
Fixed Income Funds	—	2.3	—
Money Market Funds	5.9	—	4.8

Total Marketable Securities	$5.9	$5.3	$4.8

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
At September 30, 2019, September 30, 2018 and December 31, 2018, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.1 million, $0 and $0, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.

Changes in the fair value of these investments are recorded in Other Expense, Net.

3
2

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2019	2018	2018
Equity Funds	$—	$—	$—
Money Market Funds	0.1	—	—

Total Marketable Securities	$0.1	$—	$—

Energy Supply Obligations
–

The following discussion and table summarize the nature and amounts of the items recorded on the Company’s Consolidated Balance Sheets. The current portion of these obligations is recorded as Energy Supply Obligations and the noncurrent portion is included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2019	2018	2018
Current:
Exchange Gas Obligation	$8.0	$9.5	$7.5
Renewable Energy Portfolio Standards	4.2	5.2	5.6
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	12.5	15.0	13.4
Noncurrent:
Power Supply Contract Divestitures	0.4	0.7	0.6

Total Energy Supply Obligations	$12.9	$15.7	$14.0

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

3
3

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
Note 2
–
Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/23/19	11/27/19	11/13/19	$ 0.370
07/24/19	08/29/19	08/15/19	$ 0.370
04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

10/24/18	11/29/18	11/15/18	$ 0.365
07/25/18	08/29/18	08/15/18	$ 0.365
04/25/18	05/29/18	05/15/18	$ 0.365
01/30/18	02/28/18	02/14/18	$ 0.365

3
4

note 3
–
Segment Information
The following table provides significant segment financial data for the three and nine months ended September 30, 2019 and September 30, 2018 and as of December 31, 2018 (millions):

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended September 30, 2019
Revenues:
Billed and Unbilled Revenue	$20.5	$57.3	$—	$—	$77.8
Rate Adjustment Mechanism Revenue	4.4	3.1	—	—	7.5
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$24.9	$60.4	$—	$—	$85.3

Segment Profit	(3.9)	4.4	—	1.8	2.3
Capital Expenditures	26.9	9.2	—	1.9	38.0

Three Months Ended September 30, 2018
Revenues:
Billed and Unbilled Revenue	$19.6	$60.9	$—	$—	$80.5
Rate Adjustment Mechanism Revenue	6.1	0.5	—	—	6.6
Other Operating Revenue – Non-Regulated	—	—	1.1	—	1.1

Total Operating Revenues	$25.7	$61.4	$1.1	$—	$88.2

Segment Profit (Loss)	(3.2)	4.5	0.3	1.2	2.8
Capital Expenditures	30.9	7.2	—	1.0	39.1

Nine Months Ended September 30, 2019
Revenues:
Billed and Unbilled Revenue	$160.0	$172.8	$—	$—	$332.8
Rate Adjustment Mechanism Revenue	(16.1)	4.2	—	—	(11.9)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	$143.9	$177.0	$0.9	$—	$321.8

Segment Profit	10.1	9.7	10.2	2.8	32.8
Capital Expenditures	48.3	24.1	—	4.3	76.7
Segment Assets	780.7	507.6	0.3	21.1	1,309.7

Nine Months Ended September 30, 2018
Revenues:
Billed and Unbilled Revenue	$151.1	$176.2	$—	$—	$327.3
Rate Adjustment Mechanism Revenue	(3.7)	(8.6)	—	—	(12.3)
Other Operating Revenue – Non-Regulated	—	—	3.5	—	3.5

Total Operating Revenues	$147.4	$167.6	$3.5	$—	$318.5

Segment Profit	9.1	10.2	0.9	1.8	22.0
Capital Expenditures	53.1	20.8	—	2.4	76.3
Segment Assets	730.0	485.7	6.6	42.2	1,264.5

3
5

Note 4
–

Debt AND FINANCING ARRANGEMENTS
Details on long-term debt at September 30, 2019, Sept
e
mber 30, 2018 and December 31, 2018 are shown below:

($ millions)	September 30,		December 31,
	2019	2018	2018
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	5.0	10.0	10.0
8.49% Senior Secured Notes, Due October 14, 2024	6.0	7.5	6.0
6.96% Senior Secured Notes, Due September 1, 2028	18.0	20.0	20.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	—	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	5.7	7.6	5.7
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	12.0	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
6.95% Senior Notes, Due December 3, 2018	—	10.0	—
5.29% Senior Notes, Due March 2, 2020	8.2	16.6	16.6
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	—	—
Granite State:
7.15% Senior Notes, Due December 15, 2018	—	3.3	—
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	433.9	396.0	409.3
Less: Unamortized Debt Issuance Costs	3.5	3.1	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	430.4	392.9	405.8
Less: Current Portion (1)	19.5	31.8	18.4

Total Long-term Debt, Less Current Portion	$410.9	$361.1	$387.4

(1)	The Current Portion of Long-Term Debt includes sinking fund payments.

3
6

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

($ millions)	September 30,		December 31,
	2019	2018	2018
Estimated Fair Value of Long-Term Debt	$495.1	$418.7	$422.0
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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $187.1 million for the nine months ended September 30, 2019. Total gross repayments were $220.7 million for the nine months ended September 30, 2019. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30 2019, September 30, 2018 and December 31, 2018:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2019	2018	2018
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	49.2	69.1	82.8
Letter of Credit Outstanding	0.1	—	—
Available	$70.7	$50.9	$37.2
The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the

Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2019, September 30, 2018 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

3
7

The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.
The average interest rates on all short-term borrowings and intercompany money pool transactions were 3.4% and 3.3%
for the three months ended September 30, 2019 and September 30, 2018, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were
3.6% and 3.2%
for the nine months ended September 30, 2019 and September 30, 2018, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2018 was

3.3%.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On September 12, 2019, Northern Utilities issued $40 million of Notes due 2049 at 4.04%. Northern Utilities used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.1 million, $9.6 million and $8.4 million of natural gas storage inventory at September 30, 2019, September 30, 2018 and December 31, 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in September 2019 and payable in
October 2019 is
$0.1 million
and is recorded in Accounts Payable at September 30, 2019. The amount of natural gas inventory released in September 2018 and payable in October 2018 was
$0.1 million and was recorded in Accounts Payable at September 30, 2018. The amount of natural gas inventory released in December 2018 and payable in January 2019 was $0.9 million and was recorded in Accounts Payable at December 31, 2018.

Guarantees
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2019, there were approximately $4.3 million of guarantees outstanding.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended September 30, 2019 and 2018 amounted to $0.4 million and $0.4 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2019 and 2018 amounted to $1.1 million and $1.4 million, respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations ($ millions)	2019	2018	2018
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.2	$—	$—
Other Noncurrent Liabilities (long-term portion)	3.0	—	—

Total Operating Lease Obligations	4.2	—	—

Capital Lease Obligations:
Other Current Liabilities (current portion)	0.3	3.1	3.1
Other Noncurrent Liabilities (long-term portion)	0.3	3.4	2.7

Total Capital Lease Obligations	0.6	6.5	5.8

Total Lease Obligations	$4.8	$6.5	$5.8

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2019 was $1.1 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.3 million, $15.0 million and $15.0 million as of September 30, 2019, September 30, 2018 and December 31, 2018, respectively, less accumulated amortization of $0.6 million, $2.1 million and $1.7 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2019. The payments for capital leases consist of $0.3 million of current capital lease obligations, which are included in Other Current Liabilities and $
0.3
 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2019.
The payments for operating leases consist of $1.2 million of current operating lease obligations, which are included in Other Current Liabilities and $3.0 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2019.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2019	$356	$80
2020	1,338	262
2021	1,168	161
2022	887	97
2023	587	55
2024-2028	400	—

Total Payments	4,736	655

Less: Interest	507	35

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,229	$620

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2019, the weighted average remaining lease term is 4.0 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.3%.
Disclosures Related to Periods Prior to the Adoption of ASU NO. 2016-02 – Leases (See Note 1).
The payment amounts in the following table, which are as of December 31, 2018, would not differ substantially from the payment amounts as of September 30, 2018.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2019	$1,372	$3,069
2020	1,138	2,535
2021	969	93
2022	689	32
2023	390	14
2024-2028	120	—

Total Payments	$4,678	$5,743

Note 5
–
Common Stock and preferred stock
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 14,872,011, 14,876,955 and 14,925,898 shares of common stock outstanding at September 30, 2018, December 31, 2018 and September 30, 2019, respectively.
Dividend Reinvestment and Stock Purchase Plan –
During the first nine months of 2019, the Company sold 15,793 shares of its common stock, at an average price of $56.29 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $889,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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
On January 29, 2019, 33,150 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.6 million. There were 50,917 and 49,581 non-vested
shares under the Stock Plan as of September 30, 2019 and 2018, respectively. The weighted average grant date fair value of these shares was $46.41 and $41.96, respectively. The compensation expense associated with the issuance of shares under the Stock

Plan is being recognized over the vesting period and was $2.2 million and $2.1 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was approximately $
0.8
 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. There were no
forfeitures and no cancellations under the Stock Plan during the nine months ended September 30, 2019.

4
1

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
The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2019 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2018	61,789	$38.25
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	1,210	$57.08
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2019	62,999	$38.61

There were 53,454 Restricted Stock Units outstanding as of September 30, 2018 with a weighted average stock price of $36.47.
On October 1, 2019, there were 9,918 fully-vested Restricted Stock Units issued to members of the Company’s Board of Directors.
Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2019, September 30, 2018 and December 31, 2018 is $1.7 million, $1.2 million and $1.3 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There was $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2019.

There was $0.2 million,

or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2018 and December 31, 2018. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2019 and September 30, 2018, respectively.
note 6 – REgulatory Matters
Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2018 as filed with the Securities and Exchange Commission on january 31, 2019.
Tax Cuts and Jobs Act of 2017
On December
22
,
2017
, the Tax Cuts and Jobs Act of
2017
(TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to
21
 percent, effective January
1
,
2018
.
Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC opened a rulemaking proceeding on this matter which has been addressed in a rate settlement filing by Granite State. More recently, on November 15, 2018, the FERC issued a Notice of Proposed Rulemaking and a Policy Statement to address the TCJA’s effects on the Accumulated Deferred Income Taxes (ADIT) on transmission rates. Under the proposed rules all public utilities with transmission formula rates, including Fitchburg, would be required to: (1) include mechanisms to deduct any excess ADIT from or add any deficient ADIT to their rate bases; (2) include mechanisms in those rates that would raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (3) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. The Company believes that these matters are substantially resolved and will not have a material impact on its financial position, operating results, or cash flows.

4
2

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
In its Final Order issued on February 28, 2018 for Northern Utilities’ last base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight
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
Unitil Energy – Base Rates –
On April 20, 2017 the NHPUC issued its final order providing for a permanent increase of $4.1 million, effective May 1, 2017, followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s first step increase, effective May 1, 2018. On April 22, 2019, the NHPUC approved Unitil Energy’s second and final step adjustment, providing for a revenue increase of approximately
$340,000
,
effective May 1, 2019.
Fitchburg – Base Rates – Electric –

Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On April 3, 2019, the DPU approved Fitchburg’s cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, an increase of

$0.4 million.
The increase was effective January 1, 2018. On
November 1, 2018
, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015, 2016 and 2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending.
 On September 5, 2019, Fitchburg’s electric division filed with the MDPU a letter of intent to file for a general increase in base rates. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase. At this time, Fitchburg anticipates that the filing will be made during the fourth quarter 2019.
Fitchburg – Base Rates – Gas –

Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that

4
3

they result in just and reasonable rates. On September 5, 2019, Fitchburg’s gas division filed with the MDPU a letter of intent to file for a general increase in base rates. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase. At this time, Fitchburg anticipates that the filing will be made during the fourth quarter 2019.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the amount approved for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of
$1.0
million. This matter remains pending.
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
Northern Utilities / Granite State – Firm Capacity Contract
–
Northern Utilities relies on the transport of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories, as Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine as well as the orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On July 11, 2019, the MPUC approved Northern Utilities’ request to extend its contract for firm transmission on its affiliate Granite State pipeline for another year, extending the current contract for the period of November 1, 2019 through October 31, 2020. The next request to the MPUC for approval to extend the transmission contract will be filed in July 2020. In New Hampshire, pursuant to statute, Northern Utilities advises the NHPUC of its annual contract renewal with Granite State, though it is not required to seek approval of the renewal.

4
4

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

The EDCs issued an RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May
23
, 2019. This is the second solicitation pursuant to Section 83C and with the Department’s approval of the Vineyard Wind contracts for 800 MW of offshore wind energy generation as a result of the first solicitation, the remaining obligation under 83C is to procure an additional 800 MW of offshore wind energy generation. The EDCs intend to purchase at least
400
MW of the remaining 800 MW obligation under this RFP.
Proposals were received on August 23, 2019, and selection is to occur on November 8, 2019, contracts are to be executed by December 13, 2019, and filed with the Department on January 10, 2020.

4
5

Northern Utilities Gas Supply Cost Investigation –

The MPUC has opened an investigation into the gas supply and procurement activities of Maine local distribution companies. Northern Utilities is the first company to have its procurement practices examined, and the Company is cooperating with a consultant engaged by the MPUC to conduct this ongoing investigation. The Company believes that this investigation will not result in a material impact on its financial position, operating results or cash flows.
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
Also pending at FERC is a Section 206 proceeding concerning the justness and reasonableness of

ISO-New

England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May
24
,
2019
the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September
24
,
2019
in order to allow participants to focus on settlement negotiations. The initial decision has been rescheduled to be issued on November
2
,
2020
. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.
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
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM

10-K

FOR DECEMBER
 31, 2018 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 31, 2019.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2019, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

4
6

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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at Rochester. The results of the review, along with any recommendations, will be submitted to the NH DES in January 2020. The Company has accrued $0.7 million for estimated costs to complete the remediation at the Rochester site, which is included in the Environmental Obligations table below.
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

The following table sets forth a summary of changes in the Company’s liability for the current and long-term portions of the Company’s environmental obligations, which are included in Other Current Liabilities and Other Noncurrent Liabilities, respectively, on the Company’s Consolidated Balance Sheets as of September 30, 2019 and 2018.

Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Nine months ended September 30,
	2019	2018	2019	2018	2019	2018
Total Balance at Beginning of Period	$—	$0.1	$2.0	$2.0	$2.0	$2.1
Additions	—	—	1.0	0.6	1.0	0.6
Less: Payments / Reductions	—	0.1	0.2	0.5	0.2	0.6

Total Balance at End of Period	—	—	2.8	2.1	2.8	2.1

Less: Current Portion	—	—	0.6	0.6	0.6	0.6

Noncurrent Balance at End of Period	$—	$—	$2.2	$1.5	$2.2	$1.5

Note 8: INCOME TAXES

In June 2019 the Company received notice that the Internal Revenue Service (IRS) completed all fieldwork for the tax years December 31, 2015 and December 31, 2016 income tax audit and closed the audit with no adjustment. Income tax filings for the year ended December 31, 2018 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions at September 30, 2019 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2016; December 31, 2017; and December 31, 2018.

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
In addition to the $48.9 million of net excess ADIT noted above; there wa
s $5.8 million of excess ADIT at December 31, 2017, created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. In 2018 the Company recognized $2.4 million of this tax benefit provision due to the turning of book/tax temporary differences associated with this excess ADIT. The Company has recognized
$1.4
million in the first nine months of 2019. Of the remaining amount, the Company expects to recognize $0.4 million in the fourth quarter of 2019 and $1.6 million in 2020, in accordance with regulatory guidance as discussed above.
In the fourth quarter of 2018 the Company was ordered in D.P.U.
18-15-E
to begin the flowback of excess ADIT to ratepayers starting February 1, 2019. The Company complied with the Order and subsequently started flowing back excess ADIT to its Massachusetts ratepayers. The Company has not yet received regulatory orders in all of its jurisdictions regarding the flow-back of excess deferred taxes. The Company’s regulators are expected to issue additional ratemaking guidance in future periods that will determine the final disposition of the re-measurement
of regulatory deferred tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of TCJA matters with the Company’s regulators may change the amounts estimated.
Under the Company’s Tax Sharing Agreement (the “Agreement”) which was approved upon the formation of Unitil as a PUHC; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company filed its tax returns for the year ended December 31, 201
8
with the Internal Revenue Service in September 201
9
and
utilized federal
NOLC assets of $5.7 million principally due to pension cost deductions, tax repair deductions, tax depreciation and research and development deductions.
As of
September 30, 2019, the Company
had recorded cumulative federal and state NOLC assets of $11.9 million
, on its filed tax returns
to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. In addition, at December 31, 201
8
, the Company had $3.1 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.

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
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2019	2018
Discount Rate	4.25%	3.60%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2024
The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended September 30,	2019	2018	2019	2018	2019	2018
Service Cost	$776	$848	$576	$733	$62	$122
Interest Cost	1,621	1,469	857	852	142	101
Expected Return on Plan Assets	(2,119)	(1,946)	(412)	(409)	—	—
Prior Service Cost Amortization	80	81	304	327	14	47
Actuarial Loss Amortization	1,081	1,447	56	346	157	121

Sub-total	1,439	1,899	1,381	1,849	375	391
Amounts Capitalized and Deferred	(650)	(962)	(650)	(930)	(107)	(113)

Net Periodic Benefit Cost Recognized	$789	$937	$731	$919	$268	$278

5
0

	Pension Plan		PBOP Plan		SERP Plan
Nine Months Ended September 30,	2019	2018	2019	2018	2019	2018
Service Cost	$2,328	$2,544	$1,728	$2,199	$185	$366
Interest Cost	4,863	4,407	2,569	2,554	426	303
Expected Return on Plan Assets	(6,356)	(5,838)	(1,234)	(1,227)	—	—
Prior Service Cost Amortization	240	243	910	981	42	141
Actuarial Loss Amortization	3,243	4,341	170	1,038	471	365

Sub-total	4,318	5,697	4,143	5,545	1,124	1,175
Amounts Capitalized and Deferred	(1,659)	(2,590)	(1,730)	(2,557)	(322)	(339)

Net Periodic Benefit Cost Recognized	$2,659	$3,107	$2,413	$2,988	$802	$836

Employer Contributions
As of September 30, 2019, the Company had made $6.9 million and $2.8 million of contributions to its Pension and PBOP Plans, respectively, in 2019. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2019 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of September 30, 2019, the Company had made $0.4 million of benefit payments under the SERP Plan in 2019. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2019.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4.     Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2019 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2019.
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
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/19 – 7/31/19	—	—	—	$195,000
8/1/19 – 8/31/19	—	—	—	$195,000
9/1/19 – 9/30/19	—	—	—	$195,000

Total	—	—	—

Item 5.     Other Information
On October 24, 2019, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2019. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference (1)

4.1	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.2 (2)	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 24, 2019 Announcing Earnings For the Quarter Ended September 30, 2019.	Filed herewith

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

(1)    The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.
(2)    This Note is substantially identical in all material respects to other Notes that are otherwise required to be filed as exhibits, except as to the registered payee of such Note, the identifying number of such Note, and the principal amount of such Note. In accordance with instruction no. 2 to Item 601 of Regulation
S-K,
the registrant has filed a copy of only one of such Notes, with a schedule identifying the other Notes omitted and setting forth the material details in which such Notes differ from the Note that was filed. The registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any Note so omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 24, 2019	/s/ Christine L. Vaughan
Christine L. Vaughan
Chief Financial Officer

Date: October 24, 2019	/s/ Laurence M. Brock
Laurence M. Brock
Chief Accounting Officer

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
COMPUTATION OF EARNINGS PER WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
(Millions except common shares and per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$2.3	$2.8	$32.8	$22.0
Weighted Average Number of Common Shares Outstanding – Basic (000’s)	14,898	14,829	14,889	14,818
Dilutive Effect of Stock Options and Restricted Stock (000’s)	8	5	6	5
Weighted Average Number of Common Shares Outstanding – Diluted (000’s)	14,906	14,834	14,895	14,823
Earnings Per Share – Basic and Diluted	$0.15	$0.19	$2.20	$1.49

56