Form 10-K
period 2019-12-31
UNITIL CORP
filed 2020-01-30
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
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
603
)
772-0775
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Common Stock , no par value	UTL	New York Stock Exchange
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
12b-2
of the Act).    Yes
☐
    No
☒
Based on the closing price of the registrant’s common stock on June 30, 2019, the aggregate market value of common stock held by non-affiliates
of the registrant was $
880,678,701
The number of shares of the registrant’s common stock outstanding was
14,930,967
 as of January
27
, 2020.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 29, 2020 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION
FORM
10-K
For the Fiscal Year Ended December 31, 2019

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
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Part I, Item 1A (Risk Factors) and the following:
•	the Company’s regulatory and legislative environment (including laws and regulations relating to climate change, greenhouse gas emissions and other environmental matters), could affect the rates the Company is able to charge, the Company’s authorized rate of return, the Company’s ability to recover costs in its rates, the Company’s financial condition, results of operations and cash flows and the scope of the Company’s regulated activities;

•	fluctuations in the supply of, demand for, and the prices of, gas and electric energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;

•	customers’ preferred energy sources;

•	severe storms and the Company’s ability to recover storm costs in its rates;

•	declines in the valuation of capital markets, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;

•	general economic conditions, which could adversely affect (i) the Company’s customers and, consequently, the demand for the Company’s distribution services, (ii) the availability of credit and liquidity resources and (iii) certain of the Company’s counterparty’s obligations (including those of its insurers and lenders);

•	the Company’s ability to obtain debt or equity financing on acceptable terms;

•	increases in interest rates, which could increase the Company’s interest expense;

•	restrictive covenants contained in the terms of the Company’s and its subsidiaries’ indebtedness, which restrict certain aspects of the Company’s business operations;

•	variations in weather, which could decrease demand for the Company’s distribution services;

•	long-term global climate change, which could adversely affect customer demand or cause extreme weather events that could disrupt the Company’s electric and natural gas distribution services;

•	cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other reasons could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense;

•	outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance
(including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations;

•	numerous hazards and operating risks relating to the Company’s electric and natural gas distribution activities, which could result in accidents and other operating risks and costs;

•	catastrophic events;

•	the Company’s ability to retain its existing customers and attract new customers; and

•	increased competition.

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
Unitil’s principal business is the local distribution of electricity and natural gas to 190,040 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve 106,129 electric customers and 83,911 natural gas customers.

	Customers Served as of December 31, 2019
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	65,366	11,198	76,564
Fitchburg	25,617	3,948	29,565

Total Electric	90,983	15,146	106,129

Natural Gas:
Northern Utilities	51,492	16,370	67,862
Fitchburg	14,344	1,705	16,049

Total Natural Gas	65,836	18,075	83,911

Total Customers Served	156,819	33,221	190,040

Unitil had an investment in Net Utility Plant of $1,111.5 million at December 31, 2019. Unitil’s total operating revenue was $438.2 million in 2019. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but currently has limited business and operating activities. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy in 2003 and divested of substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.
Unitil also has three other wholly-owned
non-utility
subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019, were indirect subsidiaries that were wholly-owned by Unitil Resources. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the Consolidated Financial Statements. For segment information relating to each segment’s revenue, earnings and assets, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.
OPERATIONS
Natural Gas Operations
Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations, discussed below. Revenue from Unitil’s gas operations was $203.4 million for 2019, which represents about 46% of Unitil’s total operating revenue. Natural gas sales margins were $122.2 million in 2019, or 57% of Unitil’s total sales margins.
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
Natural gas is distributed by Northern Utilities to 67,862 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine in the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2019 gas operating revenue was $161.9 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.
Natural gas is distributed by Fitchburg to 16,049 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2019 gas operating revenue was $34.9 million, of which approximately 58% was derived from residential firm sales and 42% from C&I firm sales.

Salem, New Hampshire Incident
—On January 13, 2020, a third party contractor undertaking a street excavation in Salem, New Hampshire struck and damaged a 6 inch plastic gas distribution main and nearby valve box belonging to Northern Utilities, requiring the area to be isolated for repairs. The line was shut down, resulting in service interruptions to approximately to 335 customers. While the affected meters were shut off, repairs were made to the infrastructure the same day. All affected customers were turned back on and service restored by noon of the following day, January 14, 2020. No injuries or third party property damage has been reported.
Gas Transmission Pipeline Operations
Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.6 million for 2019. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers.
Electric Distribution Utility Operations
Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $233.9 million for 2019, which represents about 53% of Unitil’s total operating revenue. Electric sales margins were $91.9 million in 2019, or 43% of Unitil’s total sales margins.
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
Unitil Energy distributes electricity to 76,564 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. In addition, Unitil Energy’s service territory encompasses retail trading and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2019 electric operating revenue was $162.4 million, of which approximately 57% was derived from residential sales and 43% from C&I sales.
Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to 29,565 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies, printing, publishing and associated industries and educational institutions. Fitchburg’s 2019 electric operating revenue was $71.5 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.
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
Non-Regulated
and Other
Non-Utility
Operations
Unitil’s
non-regulated
operations were conducted through Usource, a subsidiary of Unitil Resources. The Company divested of Usource in the first quarter of 2019. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the Consolidated Financial Statements. Revenue from Unitil’s non-regulated
operations was $0.9 million in 2019.
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
RATES AND REGULATION
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21%, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC issued a Notice of Proposed Rulemaking that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax reduction. This matter has been resolved for Granite State in its May 2, 2018 uncontested rate settlement filing, which accounted for the effect of the TCJA.
On November 21, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the impacts of the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). FERC also required transmission providers with stated rates to account for the ADIT impacts of the TCJA in their next rate case. The Company believes that compliance with the new rule will not have a material impact on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities—Base Rates—Maine—
On June 28, 2019, Northern Utilities filed a petition with the Maine Public Utilities Commission (MPUC) seeking an increase to annual base operating revenues of $7.0 million. If approved as filed, the requested increase will result in a 7% increase over the Company’s test-year operating revenues. The intended rate effective date is April 1, 2020. In addition, Northern Utilities is requesting approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) that will allow for future changes to the Company’s distribution rates and mitigate the need to file a general rate case. The CIRA is designed to recover the costs of replacing and relocating existing facilities and other operational and safety-related system improvements. The first annual adjustment is proposed for November 1, 2020, to recover the Company’s 2019 investment cost of eligible facilities and improvements. This matter remains pending.
Northern Utilities—Targeted Infrastructure Replacement Adjustment (TIRA)—Maine—
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
Northern Utilities—Base Rates—New Hampshire—
On May 2, 2018, the New Hampshire Public Utilities Commission (NHPUC) approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than the twelve months ending December 31, 2020.
Unitil Energy—Base Rates—
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
Fitchburg—Base Rates—Electric—
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On April 3, 2019, the MDPU approved Fitchburg’s cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, an increase of $0.4 million. The increase was effective January 1, 2018. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015-2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending. On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 16, 2019, the filing was approved, effective January 1, 2020, subject to further investigation and reconciliation. Final approval of the 2019 filing remains pending. On December 17, 2019, Fitchburg filed for a $2.7 million increase in its electric base revenue decoupling target, which represents a 4.1% increase over 2018 test year operating electric revenues. The filing included a request for an inflation-based Performance Base Ratemaking plan. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of October, 2020.
Fitchburg—Base Rates—Gas—
Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. See discussion below in “Regulation”. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates. On December 17, 2019, Fitchburg filed for a $7.3 million increase in its gas base revenue decoupling target, which represents a 20.8% increase over 2018 test year total gas operating revenues. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of October, 2020.
Fitchburg—Gas System Enhancement Program—
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019.
Granite State—Base Rates—
On May 2, 2018, Granite State filed an uncontested rate settlement with the FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by the FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA.
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
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in the current portion of Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.
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

Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third-party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2019, 78% of Unitil’s largest New Hampshire gas customers, representing 37% of Unitil’s New Hampshire gas therm sales and 64% of Unitil’s largest Maine customers, representing 28% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.
Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2019, 76% of Unitil’s largest Massachusetts gas customers, representing 29% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.
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
Fitchburg has available under firm contract 14,439 MMbtu per day of year-round transportation and
0.43 BCF of underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.
ELECTRIC POWER SUPPLY
Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England
(ISO-NE)
markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.
Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2019, 75% of Unitil’s largest New Hampshire customers, representing 23% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 87% of Unitil’s largest Massachusetts customers, representing 37% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 16% of Fitchburg’s customer base and customers in Ashby comprise another 4%. Buoyed by the municipal aggregations, 28% of Unitil’s residential customers in Massachusetts purchase their electricity from a third-party supplier as of December 2019.
In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier as of December 2019 is at 9%, down slightly from 10% in 2018 and reflecting a downward trend from a high of 13% in 2015. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.
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

Long-Term Renewable Contracts
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or renewable energy certificates (RECs) pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with six of these contracts have been constructed and are now operating. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contract will be filed for approval with the MDPU during the first quarter of 2020. Additional long-term clean energy contracts are anticipated in compliance with An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
ENVIRONMENTAL MATTERS
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2019, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Northern Utilities Manufactured Gas Plant Sites—
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at Rochester. The results of the review, along with recommendations regarding remedial action, will be submitted to the NH DES in January 2020. While any recommendation is subject to approval by the NH DES, the Company has accrued $0.7 million for estimated costs to complete the remediation at the Rochester site, which is included in the Environmental Obligations table below.
The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods.
Fitchburg’s Manufactured Gas Plant Site—
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
EMPLOYEES
As of December 31, 2019, the Company and its subsidiaries had 513 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of December 31, 2019, a total of 168 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2019:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2022
Northern Utilities NH Division	36	06/05/2020
Northern Utilities ME Division	39	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	37	05/31/2023
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
AVAILABLE INFORMATION
The Internet address for the Company’s website is
www.unitil.com
. On the Investors section of the Company’s website, the Company makes available, free of charge, its Securities and Exchange Commission (SEC) reports, including annual reports on Form
10-K,
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
INVESTOR INFORMATION
Annual Meeting
The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 29, 2020, at 11:30 a.m.
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
800-736-3001
www.computershare.com/investor

Investor Relations
For information about the Company, you may call the Company directly, toll-free, at:
800-999-6501
and ask for the Investor Relations Representative; visit the Investors page at
www.unitil.com
; or contact the transfer agent, Computershare, at the number listed above.
Special Services & Shareholder Programs Available to Holders of Record
If a shareholder’s shares of our common stock are registered directly in the shareholder’s name with the Company’s transfer agent, the shareholder is considered a holder of record of the shares. The following services and programs are available to shareholders of record:
•	Internet Account Access is available at www.computershare.com/investor .

•	Dividend Reinvestment and Stock Purchase Plan:

To enroll, please contact the Company’s Investor Relations Representative or Computershare.
•	Dividend Direct Deposit Service:

To enroll, please contact the Company’s Investor Relations Representative or Computershare.
•	Direct Registration:

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
The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2019, the Company had approximately $58.6 million in short-term debt outstanding under its revolving credit facility. Additionally, if the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, then the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition and results or operations.
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
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. See “Tax Cuts and Jobs Act of 2017” in “Rates and Regulation” above. Legislation or regulation which could affect the Company’s tax burden could be enacted by any of these governmental authorities. The Company cannot predict the timing or extent of such tax-related
developments which could have a negative impact on the financial results. Additionally, the Company uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, the Company’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related
assumptions may cause actual financial results to deviate from previous estimates. (See Note 9 to the Consolidated Financial Statements.)
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
As of January 30, 2020, the Company’s current effective annualized dividend is $1.50 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to above, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.
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

As of December 31, 2019, Unitil owned, through its natural gas and electric distribution utilities, five utility operation centers located in New Hampshire, Maine and Massachusetts. In addition, the Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire. In August 2019, Unitil Energy purchased 11.7 acres of land for a new operating center in Exeter, New Hampshire.

The following tables detail certain of the Company’s natural gas and electric operations properties.
Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	560	597	273	—	1,430
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	23,912	22,883	11,123	—	57,918

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,279	446	1,725
Conduit Distribution Bank Miles—Underground	233	67	300
Transmission and Distribution Substations	34	16	50
Transformer Capacity of Transmission and Distribution Substations (MVA)	542.7	608.2	1,150.9

The Company’s natural gas operations property includes two liquid propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.
Northern Utilities’ gas mains are primarily made up of polyethylene plastic (81.0%), coated and wrapped cathodically protected steel (15.7%), cast/wrought iron (2.6%), and unprotected bare and coated steel (0.7%). Fitchburg’s gas mains are primarily made up of coated steel (45.0%), bare steel (2.0%), polyethylene plastic
(37.5%) and cast/wrought iron (15.5%).
Granite State’s underground natural gas transmission pipeline, regulated by the FERC, is located primarily in Maine and New Hampshire.
Unitil Energy’s electric substations are located on land owned by Unitil Energy or land occupied by Unitil Energy pursuant to perpetual easements in the southeastern seacoast and state capital regions of New Hampshire
.
Unitil Energy’s electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, expressed or implied through use by Unitil Energy without objection by the owners. In the case of certain distribution lines, Unitil Energy owns only a part interest in the poles upon which its wires are installed, the remaining interest being owned by telecommunication companies.
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

The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2019, there were 1,309 shareholders of record of our common stock.
Common Stock Data

Dividends per Common Share	2019	2018
1st Quarter	$0.370	$0.365
2nd Quarter	0.370	0.365
3rd Quarter	0.370	0.365
4th Quarter	0.370	0.365

Total for Year	$1.48	$1.46

See also “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) below.
Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2019, is set forth in the table below.
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	272,299
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	272,299

NOTES: (also see Note 6 to the accompanying Consolidated Financial Statements)
(1)	Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 412,205 shares of restricted stock have been awarded and 1,106 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2019. As of December 31, 2019, a total of 8,110 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph
The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2014 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2014.
Comparative Five-Year Total Returns

NOTE:
(1)	The graph above assumes $100 invested on December 31, 2014, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds
There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2019.
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

The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/19 – 10/31/19	2,911	$63.54	2,911	$10,034
11/1/19 – 11/30/19	—	—	—	$10,034
12/1/19 – 12/31/19	—	—	—	$10,034

Total	2,911	$63.54	2,911

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2019 (2)	2018	2017	2016	2015
Customers Served (Year-End):
Electric:
Residential	90,983	90,537	90,009	89,400	88,444
Commercial & Industrial	15,146	15,034	14,969	14,872	14,825

Total Electric	106,129	105,571	104,978	104,272	103,269

Natural Gas:
Residential	65,836	64,604	63,441	62,284	61,270
Commercial & Industrial	18,075	18,155	17,868	17,654	17,479

Total Natural Gas	83,911	82,759	81,309	79,938	78,749

Total Customers Served	190,040	188,330	186,287	184,210	182,018

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,595.7	1,675.8	1,624.1	1,628.8	1,667.7
Firm Natural Gas Distribution Sales (Therms)	232.1	231.1	213.8	205.7	219.4
Consolidated Statements of Earnings:
Operating Revenue	$438.2	$444.1	$406.2	$383.4	$426.8
Operating Income	73.1	71.2	75.4	70.2	68.0
Interest Expense, Net	23.7	24.0	23.1	22.5	21.9
Other Expense (Income), Net	(8.6)	5.8	5.8	5.2	4.4

Income Before Income Taxes	58.0	41.4	46.5	42.5	41.7
Income Taxes	13.8	8.4	17.5	15.4	15.4

Net Income	44.2	33.0	29.0	27.1	26.3
Dividends on Preferred Stock	—	—	—	—	—

Earnings Applicable to Common Shareholders	$44.2	$33.0	$29.0	$27.1	$26.3

Earnings Per Average Share:	$2.97	$2.23	$2.06	$1.94	$1.89
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	14,900	14,829	14,102	13,996	13,920
Dividends Declared Per Share	$1.48	$1.46	$1.44	$1.42	$1.40
Book Value Per Share (Year-End)	$25.22	$23.60	$22.72	$20.82	$20.20
Balance Sheet Data (as of December 31,):
Utility Plant	$1,467.5	$1,369.3	$1,279.2	$1,173.4	$1,080.6
Lease Obligations (1)	$4.5	$5.8	$8.8	$11.3	$14.1
Total Assets	$1,370.8	$1,298.3	$1,241.9	$1,128.2	$1,038.8
Capitalization:
Common Stock Equity	$376.6	$351.1	$336.6	$292.9	$282.6
Preferred Stock	0.2	0.2	0.2	0.2	0.2
Long-Term Debt, less current portion	437.5	387.4	376.3	316.8	305.5

Total Capitalization	$814.3	$738.7	$713.1	$609.9	$588.3

Current Portion of Long-Term Debt	$19.5	$18.4	$29.8	$16.8	$17.1
Short-Term Debt	$58.6	$82.8	$38.3	$81.9	$42.0
Capital Structure Ratios (as of December 31,):
Common Stock Equity	46%	48%	47%	48%	48%
Long-Term Debt, less current portion	54%	52%	53%	52%	52%

(1)	Includes amounts due within one year. Amount for 2019 includes amounts $4.0 of operating lease obligations. See the “Leases” section of Note 5 to the accompanying Consolidated Financial Statements.

(2)	See “Divestiture of Non-Regulated Business Subsidiary” in Note 1 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8, below.)

OVERVIEW
Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.
Unitil’s principal business is the local distribution of electricity and natural gas to approximately 190,000 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:
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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 106,100 electric customers and 83,900 natural gas customers in their service territory.
In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.
The distribution utilities are local “pipes and wires” operating companies, and Unitil had an investment in Net Utility Plant of $1,111.5 million at December 31, 2019. Unitil’s total revenue was $438.2 million in 2019, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.
Unitil previously conducted
non-regulated
operations principally through Usource, which was wholly-owned by Unitil Resources. The Company divested of Usource in the first quarter of 2019. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. Usource’s total revenues were $0.9 million in 2019. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the Consolidated Financial Statements. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.
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
Most of Unitil’s customers have the opportunity to purchase their electricity or natural gas supplies from third-party energy suppliers. Many of Unitil’s distribution utilities’ largest C&I customers purchase their electricity or gas supply from third-party suppliers, while most small C&I customers, as well as residential customers, purchase their electricity or gas supply from the distribution utilities under regulated rates and tariffs. Unitil’s distribution utilities purchase electricity or natural gas from unaffiliated wholesale energy suppliers and recover the actual approved costs of these supplies on a pass-through basis, through reconciling rate mechanisms that are periodically adjusted.
Also see
Regulatory Matters
shown below and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in the current portion of Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.
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
Net Income and EPS Overview
2019 Compared to 2018
—The Company’s Net Income was $44.2 million, or $2.97 in earnings per share, for the year ended December 31, 2019, an increase of $11.2 million, or $0.74 per share, compared to 2018. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 per

share, on the Company’s divestiture of its
non-regulated
business subsidiary, Usource. Excluding the Usource divestiture, the Company’s Net Income was $34.4 million, or $2.31 per share, for the year ended December 31, 2019, an increase of $1.4 million, or $0.08 per share, compared to 2018. The increase in earnings was driven by higher natural gas sales margins, partially offset by increases in operating expenses.
Natural gas sales margins were $122.2 million in 2019, an increase of $5.3 million compared to 2018. The increase in natural gas sales margins was driven by higher natural gas distribution rates of $5.6 million and higher therm sales of $0.9 million, partially offset by milder weather in the fourth quarter of 2019. The positive effect of higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue and operating expenses in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.
Natural gas therm sales increased 0.4% in 2019 compared to 2018. The increase in gas therm sales was driven by customer growth, partially offset by milder weather in the fourth quarter of 2019 compared to 2018. Based on weather data collected in the Company’s natural gas service areas, there were 6.7% fewer Effective Degree Days (EDD) in 2019, on average, compared to 2018. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 4.2% in 2019 compared to 2018. As of December 31, 2019 the number of natural gas customers served increased by 1,152 over the previous year.
Electric sales margins were $91.9 million in 2019, essentially on par with 2018. Electric sales margins in 2019 were positively affected by higher electric distribution rates of $1.6 million, offset by a decrease of $1.6 million from lower kWh sales due to milder summer weather in 2019 and overall lower average usage per customer.
Electric kilowatt-hour (kWh) sales decreased 4.8% in 2019 compared to 2018 reflecting milder summer weather in 2019 compared to 2018, lower average usage per customer due to energy efficiency initiatives and net metered distributed generation, as well as reduced usage by some industrial customers, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 22.3% fewer Cooling Degree Days (CDD) in 2019, on average, compared to 2018. As of December 31, 2019, the number of electric customers served increased by 558 over the previous year. Unitil now serves over 190,000 gas and electric customers.
Operation and Maintenance (O&M) expenses decreased $2.3 million in 2019 compared to 2018. Excluding the non-recurring
adjustment discussed above which increased gas revenue and O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses decreased $1.1 million in 2019 compared to 2018. The decrease in 2019 includes $2.4 million of lower labor and other costs related to the divestiture of Usource. Excluding the lower expenses associated with the Usource divestiture and the 2018 non-recurring
adjustment; O&M expenses were higher by $1.3 million. The change in O&M expenses reflects higher utility operating costs of $0.7 million, higher labor costs of $0.5 million, and higher professional fees of $0.1 million.
Depreciation and Amortization expense increased $1.6 million in 2019 compared to 2018, reflecting increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes increased $0.3 million in 2019 compared to 2018, reflecting higher local property tax rates on higher levels of utility plant in service, partially offset by $1.0 million of property tax abatements received in 2019.
Interest Expense, Net decreased $0.3 million, in 2019 compared to 2018 reflecting lower interest on long-term debt and higher interest income on Allowance for Funds Used During Construction (AFUDC), partially offset by interest on higher levels of short-term borrowings.
Other (Income) Expense, Net changed from an expense of $5.8 million in 2018 to income of $8.6 million in 2019, a net change of $14.4 million. This change primarily reflects a pre-tax
gain of

$13.4 million on the Company’s divestiture of Usource, discussed above, and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for 2019.
Federal and State Income Taxes increased $5.4 million in 2019 compared to 2018 reflecting income taxes associated with the gain on the Company’s divestiture of Usource, discussed above, and higher pre-tax
earnings in the current period.
In 2019, Unitil’s annual common dividend was $1.48 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2020 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.375 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.50 per share from $1.48 per share.
2018 Compared to 2017
—The Company’s Net Income was $33.0 million, or $2.23 per share, for the year ended December 31, 2018, an increase of $4.0 million in Net Income, and $0.17 in Earnings Per Share, compared to 2017. The Company’s earnings for 2018 were driven by increases in natural gas and electric sales margins.
A more detailed discussion of the Company’s 2019 and 2018 results of operations and a year-to-year
comparison of changes in financial position are presented below.
Gas Sales, Revenues and Margin
Therm Sales
—Unitil’s total therm sales of natural gas increased 0.4% in 2019 compared to 2018. Sales to residential decreased 1.4% and sales to Commercial and Industrial (C&I) customers increased 0.9% in 2019 compared to 2018. The overall increase in gas therm sales was driven by customer growth, partially offset by milder weather in the fourth quarter of 2019 compared to 2018. Based on weather data collected in the Company’s natural gas service areas, there were 6.7% fewer EDD in 2019, on average, compared to 2018. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 4.2% in 2019 compared to 2018. As of December 31, 2019 the number of natural gas customers served increased by 1,152 over the previous year. As previously discussed, sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.
Unitil’s total therm sales of natural gas increased 8.1% in 2018 compared to 2017. Sales to residential and C&I customers increased 12.2% and 7.0%, respectively, in 2018 compared to 2017. The increase in gas therm sales in the Company’s service areas was driven by customer growth and colder winter weather in 2018 compared to 2017. Based on weather data collected in the Company’s natural gas service areas, there were 12.2% more EDD in 2018 compared to 2017. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 3.3% in 2018 compared to 2017. As of December 31, 2018 the number of natural gas customers served increased by 1,450 over the last year.
The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Therms	%	Therms	%
Residential	48.0	48.7	43.4	(0.7)	(1.4%)	5.3	12.2%
Commercial & Industrial	184.1	182.4	170.4	1.7	0.9%	12.0	7.0%

Total Therm Sales	232.1	231.1	213.8	1.0	0.4%	17.3	8.1%

Gas Operating Revenues and Sales Margin
—The following table details total Gas Operating Revenue and Sales Margin for the last three years by major customer class:

Gas Operating Revenues and Sales Margin (millions)
				Change
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Gas Operating Revenue:
Residential	$81.2	$86.0	$77.3	$(4.8)	(5.6%)	$8.7	11.3%
Commercial & Industrial	122.2	130.1	116.7	(7.9)	(6.1%)	13.4	11.5%

Total Gas Operating Revenue	$203.4	$216.1	$194.0	$(12.7)	(5.9%)	$22.1	11.4%

Cost of Gas Sales	$81.2	$99.2	$84.3	$(18.0)	(18.1%)	$14.9	17.7%

Gas Sales Margin	$122.2	$116.9	$109.7	$5.3	4.5%	$7.2	6.6%

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
Natural gas sales margins were $122.2 million in 2019, an increase of $5.3 million compared to 2018. The increase in natural gas sales margins was driven by higher natural gas distribution rates of $5.6 million and higher therm sales of $0.9 million, partially offset by milder weather in the fourth quarter of 2019. The positive effect of higher rates and customer growth was partially offset by the absence in the current period of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue and operating expenses in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.
The decrease in Total Gas Operating Revenues of $12.7 million, or 5.9%, in 2019 compared to 2018 reflects lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers and the non-recurring
adjustment recognized in the second quarter of 2018, discussed above, partially offset by higher natural gas sales volumes and higher natural gas distribution base rates.
Natural gas sales margins were $116.9 million in 2018, an increase of $7.2 million compared to 2017, driven by higher natural gas distribution rates of $7.1 million, which was partially offset by the reduction in rates of $3.7 million due to the lower corporate income tax rate of 21% under the TCJA. As a result of the final base rate award in the Company’s New Hampshire gas utility, the Company recognized concurrent non-recurring
adjustments to increase both Gas Operating Revenues and O&M expenses by $1.2 million in the second quarter of 2018 to reconcile permanent rates and deferred costs to the temporary rates which were effective July 1, 2017. Gas margins in 2018 reflect the positive effect of colder winter weather and customer growth on sales volume of $3.8 million.
The increase in Total Gas Operating Revenues of $22.1 million, or 11.4%, in 2018 compared to 2017 reflects higher natural gas distribution rates, customer growth and higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers.
Electric Sales, Revenues and Margin
Kilowatt-hour Sales
—Unitil’s total electric kWh sales decreased 4.8% in 2019 compared to 2018. Sales to Residential customers and C&I customers decreased 5.4% and 4.3%, respectively, in 2019 compared to 2018, reflecting milder summer weather in 2019 compared to 2018, lower average usage per customer due to energy efficiency initiatives and net metered distributed generation, as well as reduced usage by some industrial customers, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 22.3% fewer CDD in 2019, on average, compared to 2018. As of December 31, 2019, the number of electric customers served increased by 558 over the previous year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.
Unitil’s total electric kWh sales increased 3.2% in 2018 compared to 2017. Sales to Residential customers and C&I customers increased 5.6% and 1.6%, respectively, in 2018 compared to 2017, reflecting customer growth and warmer-than-average summer temperatures in 2018. Based on weather data collected in the Company’s electric service areas, there were 42.2% more CDD in 2018 compared to 2017. As of December 31, 2018, the number of electric customers served increased by 593 over the last year.
The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	kWh	%	kWh	%
Residential	648.2	685.5	649.4	(37.3)	(5.4%)	36.1	5.6%
Commercial & Industrial	947.5	990.3	974.7	(42.8)	(4.3%)	15.6	1.6%

Total kWh Sales	1,595.7	1,675.8	1,624.1	(80.1)	(4.8%)	51.7	3.2%

Electric Operating Revenues and Sales Margin
—The following table details Total Electric Operating Revenue and Sales Margin for the last three years by major customer class:

Electric Operating Revenues and Sales Margin (millions)
				Change
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Electric Operating Revenue:
Residential	$133.8	$127.2	$115.5	$6.6	5.2%	$11.7	10.1%
Commercial & Industrial	100.1	96.1	90.7	4.0	4.2%	5.4	6.0%

Total Electric Operating Revenue	$233.9	$223.3	$206.2	$10.6	4.7%	$17.1	8.3%

Cost of Electric Sales	$142.0	$131.4	$114.0	$10.6	8.1%	$17.4	15.3%

Electric Sales Margin	$91.9	$91.9	$92.2	$—	—	$(0.3)	(0.3%)

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
Electric sales margin was $91.9 million in 2019, on par with 2018. Electric sales margins in 2019 were positively affected by higher electric distribution rates of $1.6 million, offset by a decrease of $1.6 million from lower kWh sales, for the reasons noted above.
The increase in Total Electric Operating Revenue of $10.6 million, or 4.7%, in 2019 compared to 2018 reflects higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by lower sales of electricity.
Electric sales margins were $91.9 million in 2018, a decrease of $0.3 million compared to 2017. Electric sales margins in 2018 were positively affected by higher electric distribution rates of $2.9 million, partially offset by the reduction in rates of $2.6 million in 2018 due to the lower corporate income tax rate of 21% under the TCJA. Electric sales margins in 2018 were also positively affected by warmer-than-average summer temperatures and customer growth of $0.8 million. These positive impacts on electric sales margins were offset by the absence in 2018 of a
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
Operating Revenue—Other
Total Other Operating Revenue (See “Other Operating
Revenue—Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements) is comprised of revenues from the Company’s non-regulated
energy brokering business, Usource, which was divested of by the Company in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements). Usource’s revenues were primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource.
Usource’s revenues decreased $3.8 million, or 80.9%, in 2019 compared to 2018, reflecting the Company’s divestiture of Usource in the first quarter of 2019. Usource’s revenues decreased $1.3 million, or 21.7%, in 2018 compared to 2017. The decrease in 2018 compared to 2017 is primarily the result of the adoption of a new accounting standard.
In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU)
2014-09,
and its subsequent clarifications and amendments outlined in ASU
2015-14,
ASU
2016-08,
ASU
2016-10
and ASU
2017-13,
on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018. ASU
2014-09
requires that payments made by Usource to third parties (“Channel Partners”) for revenue sharing agreements are recognized as a reduction from revenue, where those payments were previously recognized as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to third parties for revenue sharing agreements are reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU
2014-09,
payments by Usource to Channel Partners for revenue sharing agreements are included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.2 million, $1.0 million and $1.1 million in 2019, 2018 and 2017, respectively.
If ASU
2014-09
had been in effect for 2017, the result would have been corresponding reductions of $1.1 million in both “Other” in in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings.
The following table details total Other Revenue for the last three years:

Other Revenue (millions)
				Change
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$	%	$	%
Usource	$0.9	$4.7	$6.0	$(3.8)	(80.9%)	$(1.3)	(21.7%)

Total Other Revenue	$0.9	$4.7	$6.0	$(3.8)	(80.9%)	$(1.3)	(21.7%)

Operating Expenses
Cost of Gas Sales
—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $18.0 million, or 18.1%, in 2019 compared to 2018. This decrease reflects lower wholesale natural gas prices, partially offset by higher sales of natural gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2018, Cost of Gas increased $14.9 million, or 17.7%, compared to 2017. This increase reflects higher sales of natural gas and higher wholesale natural gas prices.
Cost of Electric Sales
—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $10.6 million, or 8.1%, in 2019 compared to 2018. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.
In 2018, Cost of Electric Sales increased $17.4 million, or 15.3%, compared to 2017. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers.
Operation and Maintenance
—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated
business activities. Total O&M expenses decreased $2.3 million in 2019 compared to 2018. Excluding the non-recurring
adjustment discussed above which increased gas revenue and O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses decreased $1.1 million in 2019 compared to 2018. The decrease in 2019 includes $2.4 million of lower labor and other costs related to the divestiture of Usource. Excluding the lower expenses associated with the Usource divestiture and the 2018 non-recurring
adjustment; O&M expenses were higher by $1.3 million. The change in O&M expenses reflects higher utility operating costs of $0.7 million, higher labor costs of $0.5 million, and higher professional fees of $0.1 million.
In 2018, total O&M expenses increased $5.0 million, or 7.8%, compared to 2017. The change in O&M expense reflects higher labor costs of $1.8 million and higher utility operating costs of $4.0 million, partially offset by lower professional fees of $0.8 million. The higher utility operating costs include a non-recurring
temporary rate adjustment which increased O&M expenses by $1.2 million in the second quarter of 2018, which was offset by a corresponding increase in gas revenue, and also includes higher bad debt expense of $0.8 million and higher storm-related and other distribution and transmission systems maintenance costs of $2.0 million.
Depreciation and Amortization
—Depreciation and Amortization expense increased $1.6 million, or 3.2%, in 2019 compared to 2018, reflecting increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
In 2018, Depreciation and Amortization expense increased $3.5 million, or 7.5%, compared to 2017, reflecting higher depreciation on higher utility plant in service and higher amortization of information technology costs, partially offset by lower amortization of deferred major storm costs which were amortized for recovery over multi-year periods.
Taxes Other Than Income Taxes—
Taxes Other Than Income Taxes increased $0.3 million, or 1.3%, in 2019 compared to 2018, reflecting higher local property tax rates on higher levels of utility plant in service, partially offset by $1.0 million of property tax abatements received in 2019.
In 2018, Taxes Other Than Income Taxes increased $1.3 million, or 6.2%, compared to 2017, primarily reflecting higher local property tax rates on higher levels of utility plant in service and higher payroll taxes.
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

Interest Expense, Net decreased $0.3 million, or 1.3%, in 2019 compared to 2018 reflecting lower interest on long-term debt and higher interest income on AFUDC, partially offset by interest on higher levels of short-term borrowings.
In 2018, Interest Expense, Net increased $0.9 million, or 3.9%, compared to 2017 reflecting interest on higher short-term debt rates and higher levels of long-term debt.
Other (Income) Expense, Net
Other (Income) Expense, Net changed from an expense of $5.8 million in 2018 to income of $8.6 million in 2019, a net change of $14.4 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource, discussed above, and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for 2019.
Other (Income) Expense, Net was essentially unchanged in 2018 compared to 2017. In 2018, the Company adopted ASU No.
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
Accordingly, for all periods presented in the Consolidated Financial Statements in this Form
10-K
for the year ended December 31, 2019, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other (Income) Expense, Net” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. There are $4.6 million, $5.5 million and $5.7 million of non-service
cost net periodic benefit costs reported in “Other (Income) Expense, Net” for 2019, 2018 and 2017, respectively, net of amounts deferred as regulatory assets for future recovery.
Provision for Income Taxes
Federal and State Income Taxes increased $5.4 million in 2019 compared to 2018 reflecting income taxes associated with the gain on the Company’s divestiture of Usource, discussed above, and higher pre-tax
earnings in the current period.
In 2018, Federal and State Income Taxes decreased $9.1 million compared to 2017 reflecting $6.3 million from the lower tax rate on pre-tax
earnings in 2018 and the current tax benefit of $2.8 million of book/tax temporary differences turning at the lower income tax rate from the TCJA in 2018. (See Note 9 to the accompanying Consolidated Financial Statements.)
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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2019 and December 31, 2018, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement (Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit agreement, dated as of October 4, 2013, as amended. The Credit Facility extends to July 25, 2023, subject to two one-year
extensions and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month
London Interbank Offered Rate plus 1.125%. Provided there is no event of default, the Company may increase the borrowing limit under the Credit Facility by up to $50 million.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $252.7 million and $265.6 million for the years ended December 31, 2019 and December 31, 2018, respectively. Total gross repayments were $276.9 million and $221.1 million for the years ended December 31, 2019 and December 31, 2018, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2019 and December 31, 2018:

Revolving Credit Facility (millions)
	December 31,
	2019	2018
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$58.6	$82.8
Letters of Credit Outstanding	$0.1	$—
Available	$61.3	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2019 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5.)
Issuance of Long-Term Debt
—On December 18, 2019, Unitil Corporation issued $30 million of Notes due 2029 at 3.43%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
The continued availability of various methods of financing, as well as the choice of a specific form of security for such financing, will depend on many factors, including, but not limited to: security market conditions; general economic climate; regulatory approvals; the ability to meet covenant issuance restrictions; the level of earnings, cash flows and financial position; and the competitive pricing offered by financing sources. The Company believes it has sufficient sources of working capital to fund its operations.
Contractual Obligations
The table below lists the Company’s known specified contractual obligations as of December 31, 2019.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2019	Total	2020	2021— 2022	2023— 2024	2025 & Beyond
Long-Term Debt	$460.5	$19.8	$36.8	$13.4	$390.5
Interest on Long-Term Debt	340.4	23.8	44.5	40.3	231.8
Gas Supply Contracts	584.8	45.6	96.7	82.0	360.5
Electric Supply Contracts	14.2	2.0	2.4	2.4	7.4
Other (Including Capital and Operating Lease Obligations)	5.1	1.7	2.3	1.0	0.1

Total Contractual Cash Obligations	$1,405.0	$92.9	$182.7	$139.1	$990.3

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2019, there were approximately $6.2 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $6.5 million and $8.4 million of natural gas storage inventory at December 31, 2019 and 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2019, which was payable in January 2020, was $1.0 million and recorded in Accounts Payable at December 31, 2019. The amount of natural gas inventory released in December 2018, which was payable in January 2019, was $0.9 million and recorded in Accounts Payable at December 31, 2018.
Benefit Plan Funding
The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $6.9 million and $16.6 million in 2019 and 2018, respectively. The Company, along with its subsidiaries, contributed $4.0 million to Voluntary Employee Benefit Trusts (VEBTs) in each of 2019 and 2018. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2020 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Additionally, as of December 31, 2019, there were approximately $6.2 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
Cash Flows
Unitil’s utility operations, taken as a whole, are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2019 and 2018.

	2019	2018
Cash Provided by Operating Activities	$104.9	$78.5

Cash Provided by Operating Activities
—Cash Provided by Operating Activities was $104.9 million in 2019, an increase of $26.4 million compared to 2018.
Cash flow from Net Income, adjusted for the total of
non-cash
charges was $96.3 million in 2019 compared to $91.4 million in 2018, an increase of $4.9 million. The change is primarily due to an increase in natural gas sales margins and customer growth. The increase in depreciation and amortization of $1.6 million in 2019 compared to 2018 reflects higher depreciation on higher utility plant in service. The increase in the deferred tax provision of $5.5 million in 2019 compared to 2018 is primarily a result of increased tax depreciation deductions and deferred tax reductions related to the TCJA revaluations.
Changes in working capital items resulted in a $13.9 million source of cash in 2019 compared to a $3.9 million source of cash in 2018, representing an increase of $10.0 million. The change in working capital in 2019 compared to 2018 is reflective of normal fluctuations in business and operating conditions.
Deferred Regulatory and Other Charges increased by $6.0 million in 2019 compared to 2018. The change in Other, net in 2019 compared to 2018 was $5.5 million, primarily driven by decreased contributions to the Company’s retirement plans.

	2019	2018
Cash Used in Investing Activities	$(105.8)	$(102.4)

Cash Used in Investing Activities
—Cash Used in Investing Activities was ($105.8) million in 2019 compared to ($102.4) million in 2018. The higher spending in 2019 is primarily related to utility capital expenditures for electric and gas utility system additions less the proceeds from the Usource divestiture. The Company’s projected capital spending range for 2020 is $125 million to $130 million.

	2019	2018
Cash (Used In) Provided by Financing Activities	$(1.7)	$22.8

Cash (Used in) Provided by Financing Activities
—Cash used in Financing Activities was $1.7 million in 2019 compared to cash provided of $22.8 million in 2018. The higher cash used in financing activities in 2019 compared to 2018 is primarily attributable to the proceeds from the issuance of long-term debt of $69.6 million less the repayment of maturing long-term debt of ($18.8) million, repayment of short-term debt of ($24.2) million and dividends paid of ($22.1) million. Other changes in financing activities in 2019 compared to 2018 total ($6.2) million.
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
Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2019 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.
The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.
DIVIDENDS
Unitil’s annual common dividend was $1.48 per common share in 2019, $1.46 per common share in 2018, and $1.44 per share in 2017. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2020 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.375 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.50 from $1.48. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:
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

In addition, before the Company can pay dividends on its common stock, it has to satisfy its debt obligations and comply with any statutory or contractual limitations. See
Financial Covenants and Restrictions
, above, as well as Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

LEGAL PROCEEDINGS
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows. Refer to “Legal Proceedings” in Note 8 of the Consolidated Financial Statements for a discussion of legal proceedings.
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
Regulatory Accounting
—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the Financial Accounting Standards Board Accounting Standards Codification (FASB Codification). In accordance with the FASB Codification, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.
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
Utility Revenue Recognition
—Utility revenues are recognized according to regulations and are based on rates and charges approved by federal and state regulatory commissions. Revenues related to the sale of electric and gas service are recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are estimated each month based on estimated customer usage by class and applicable customer rates, taking into account current and historical weather data, assumptions pertaining to metering patterns, billing cycle statistics, and other estimates and assumptions.
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in the current portion of Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and natural gas sales volumes, respectively.
Retirement Benefit Obligations
—The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), which is a defined benefit pension plan covering substantially all of its employees. The Company also sponsors a non-qualified
retirement plan, the Unitil Corporation Supplemental Executive Retirement Plan (SERP), covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan), primarily to provide health care and life insurance benefits to retired employees.
The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO are affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resultant change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material impact on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2019, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $534,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $565,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 10 to the accompanying Consolidated Financial Statements.)
Income Taxes
—The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalty and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.
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
Commitments and Contingencies
—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2019, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the Contractual Obligations section above and the Commitments and Contingencies footnote to the Company’s consolidated financial statements below.
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

Please also refer to Part I, Item 1A. “Risk Factors”.
INTEREST RATE RISK
As discussed above, Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 3.4%, 3.3%, and 2.4% during 2019, 2018, and 2017, respectively.

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

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Unitil Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impact of Rate-Regulation on Various Account Balances and Disclosures—Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company’s principal business is the distribution of electricity and natural gas and is subject to regulation by the Massachusetts, New Hampshire and Maine Public Service Commissions as well as the Federal Energy Regulatory Commission (the “Commissions”). Accordingly, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980, - Regulated Operations, and has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable Commission. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2019, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•	We tested the effectiveness of internal controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment, regulatory assets or liabilities, and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•	We read relevant regulatory orders issued by the
Commissions in Massachusetts, New Hampshire and Maine, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

•	We obtained an analysis from management describing the orders and filings that support management’s assertions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ Deloitte & Touche LLP
Boston, MA
January 30, 2020
We have served as the Company’s auditor since 2014.

[THIS PAGE INTENTIONALLY LEFT BLANK]

CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data)
Year Ended December 31,	2019	2018	2017
Operating Revenues:
Gas	$203.4	$216.1	$194.0
Electric	233.9	223.3	206.2
Other	0.9	4.7	6.0

Total Operating Revenues	438.2	444.1	406.2

Operating Expenses:
Cost of Gas Sales	81.2	99.2	84.3
Cost of Electric Sales	142.0	131.4	114.0
Operation and Maintenance	67.2	69.5	64.5
Depreciation and Amortization	52.0	50.4	46.9
Taxes Other Than Income Taxes	22.7	22.4	21.1

Total Operating Expenses	365.1	372.9	330.8

Operating Income	73.1	71.2	75.4
Interest Expense, Net	23.7	24.0	23.1
Other (Income) Expense, Net	(8.6)	5.8	5.8

Income Before Income Taxes	58.0	41.4	46.5
Provision for Income Taxes	13.8	8.4	17.5

Net Income Applicable to Common Shares	$44.2	$33.0	$29.0

Earnings per Common Share—Basic and Diluted	$2.97	$2.23	$2.06
Weighted Average Common Shares Outstanding—(Basic and Diluted)	14.9	14.8	14.1

(The accompanying Notes are an integral part of these consolidated financial statements.)

4
7

CONSOLIDATED BALANCE SHEETS
(Millions)
ASSETS

December 31,	2019	2018
Current Assets:
Cash and Cash Equivalents	$5.2	$7.8
Accounts Receivable, Net	55.1	66.8
Accrued Revenue	50.0	54.7
Exchange Gas Receivable	6.1	8.1
Gas Inventory	0.8	0.8
Materials and Supplies	7.9	7.0
Prepayments and Other	5.8	7.0

Total Current Assets	130.9	152.2

Utility Plant:
Gas	837.7	760.6
Electric	529.7	500.1
Common	62.7	83.1
Construction Work in Progress	37.4	25.5

Utility Plant	1,467.5	1,369.3
Less: Accumulated Depreciation	356.0	332.5

Net Utility Plant	1,111.5	1,036.8

Other Noncurrent Assets:
Regulatory Assets	112.0	99.0
Operating Lease Right of Use Assets	4.0	—
Other Assets	12.4	10.3

Total Other Noncurrent Assets	128.4	109.3

TOTAL ASSETS	$1,370.8	$1,298.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

4
8

CONSOLIDATED BALANCE SHEETS (cont.)
(Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2019	2018
Current Liabilities:
Accounts Payable	$37.6	$42.6
Short-Term Debt	58.6	82.8
Long-Term Debt, Current Portion	19.5	18.4
Regulatory Liabilities	7.4	11.5
Energy Supply Obligations	10.5	13.4
Environmental Obligations	0.6	0.6
Other Current Liabilities	25.6	23.2

Total Current Liabilities	159.8	192.5

Noncurrent Liabilities:
Retirement Benefit Obligations	141.9	121.5
Deferred Income Taxes, Ne t	103.6	97.8
Cost of Removal Obligations	96.0	90.7
Regulatory Liabilities	46.6	47.0
Environmental Obligations	2.1	1.4
Other Noncurrent Liabilities	6.5	8.7

Total Noncurrent Liabilities	396.7	367.1

Capitalization:
Long-Term Debt, Less Current Portion	437.5	387.4
Stockholders’ Equity:
Common Equity (Outstanding 14,930,170 and 14,876,955 Shares)	282.5	279.1
Retained Earnings	94.1	72.0

Total Common Stock Equity	376.6	351.1
Preferred Stock	0.2	0.2

Total Stockholders’ Equity	376.8	351.3

Total Capitalization	814.3	738.7

Commitments and Contingencies (Note 8)
TOTAL LIABILITIES AND CAPITALIZATION	$1,370.8	$1,298.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

4
9

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year Ended December 31,	2019	2018	2017
Operating Activities:
Net Income	$44.2	$33.0	$29.0
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	52.0	50.4	46.9
Deferred Tax Provision	13.5	8.0	17.5
Gain on Divestiture, net (See Note 1)	(13.4)	—	—
Changes in Working Capital Items:
Accounts Receivable	11.7	0.6	(14.5)
Accrued Revenue	4.7	(1.4)	(3.8)
Regulatory Liabilities	(4.1)	2.3	(1.2)
Exchange Gas Receivable	2.0	(2.3)	2.5
Accounts Payable	(5.0)	1.1	9.1
Other Changes in Working Capital Items	4.6	3.6	(1.8)
Deferred Regulatory and Other Charges	(5.3)	(11.3)	(6.1)
Other, net	—	(5.5)	8.6
Cash Provided by Operating Activities	104.9	78.5	86.2

Investing Activities:
Property, Plant and Equipment Additions	(119.2)	(102.4)	(119.3)
Proceeds from Divestiture, Net (See Note 1)	13.4	—	—
Cash Used In Investing Activities	(105.8)	(102.4)	(119.3)
Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(24.2)	44.5	(43.6)
Issuance of Long-Term Debt	69.6	29.9	89.3
Repayment of Long-Term Debt	(18.8)	(30.1)	(17.2)
Decrease in Capital Lease Obligations	(5.3)	(3.0)	(2.5)
Net (Decrease) Increase in Exchange Gas Financing	(2.0)	2.1	(2.4)
Dividends Paid	(22.1)	(21.8)	(20.4)
Proceeds from Issuance of Common Stock	1.1	1.2	33.0
Cash (Used In) Provided by Financing Activities	(1.7)	22.8	36.2
Net (Decrease) Increase in Cash and Cash Equivalents	(2.6)	(1.1)	3.1
Cash and Cash Equivalents at Beginning of Year	7.8	8.9	5.8
Cash and Cash Equivalents at End of Year	$5.2	$7.8	$8.9

Supplemental Information:
Interest Paid	$24.1	$24.6	$23.0
Income Taxes Paid	$0.8	$0.4	$—
Payments on Capital Leases	$5.5	$3.3	$3.3
Capital Expenditures Included in Accounts Payable	$0.6	$0.5	$1.1
Non-Cash Additions to Property, Plant and Equipment	$—	$—	$—
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$4.0	$—	$—
(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY
(Millions, except shares data)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2017	$240.7	$52.2	$292.9
Net Income for 2017		29.0	29.0
Dividends ($1.44 per Common Share)		(20.4)	(20.4)
Shares Issued Under Stock Plans	2.1		2.1
Issuance of 26,256 Common Shares (See Note 6)	1.3		1.3
Issuance of 690,000 Common Shares (See Note 6)	31.7		31.7
Balance at December 31, 2017	275.8	60.8	336.6
Net Income for 201 8		33.0	33.0
Dividends ($1.46 per Common Share)		(21.8)	(21.8)
Shares Issued Under Stock Plans	2.1		2.1
Issuance of 25,932 Common Shares (See Note 6)	1.2		1.2
Balance at December 31, 2018	279.1	72.0	351.1
Net Income for 2019		44.2	44.2
Dividends ($1.48 per Common Share)		(22.1)	(22.1)
Shares Issued Under Stock Plans	2.3		2.3
Issuance of 20,065 Common Shares (See Note 6)	1.1		1.1
Balance at December 31, 2019	$282.5	$94.1	$376.6

(The accompanying Notes are an integral part of these consolidated financial statements.)

Note 1
: Summary of Significant Accounting Policies

Nature of Operations
—Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its
non-regulated
business unit Unitil Resources, Inc. (Unitil Resources).
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
A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier of Unitil Energy on
May 1
, 2003
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
Divestiture of Non-Regulated Business Subsidiary
—
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $
9.8
 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $
13.4
 million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the year-ended December 31, 2019, while the income taxes associated with this transaction of $
3.6
 million are included in the Provision For Income Taxes.
Basis of Presentation
Principles of Consolidation
—The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation. Certain reclassifications of prior year data were made in the accompanying financial statements. These reclassifications were made to conform to the current year presentation.

5
2

Use of Estimates
—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America

(
GAAP
)
requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and requires disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value
—The Financial Accounting Standards Board (FASB) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (
L
evel 1 measurements) and the lowest priority to unobservable inputs (
L
evel 3 measurements). The three levels of the fair value hierarchy under the FASB Codification are described below:
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
to Level 3
.
There have been no changes in the valuation techniques used during the current period.
Utility Revenue Recognition—
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
In the first quarter of 2018, the Company adopted Accounting Standards Update (ASU)
2014-09,
and its subsequent clarifications and amendments outlined in ASU
2015-14,
ASU
2016-08,
ASU
2016-10
and ASU
2017-13,
on a modified retrospective basis, which requires application to contracts with customers effective January 1, 2018, with the cumulative impact on contracts not yet completed as of December 31,

2017 recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements as of the adoption date or for the twelve months ended December 31, 2019. A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.
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
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended December 31, 2019
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$81.4	$121.5	$202.9
Commercial & Industrial	120.1	93.8	213.9
Other	10.6	7.8	18.4

Total Billed and Unbilled Revenue	212.1	223.1	435.2
Rate Adjustment Mechanism Revenue	(8.7)	10.8	2.1
Total Gas and Electric Operating Revenues	$203.4	$233.9	$437.3

	Twelve Months Ended December 31, 2018
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$81.4	$123.6	$205.0
Commercial & Industrial	119.7	96.4	216.1
Other	9.6	8.7	18.3

Total Billed and Unbilled Revenue	210.7	228.7	439.4

Rate Adjustment Mechanism Revenue	5.4	(5.4)	—

Total Gas and Electric Operating Revenues	$216.1	$223.3	$439.4

	Twelve Months Ended December 31, 2017
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$71.2	$107.9	$179.1
Commercial & Industrial	102.8	87.7	190.5
Other	13.5	6.0	19.5

Total Billed and Unbilled Revenue	187.5	201.6	389.1
Rate Adjustment Mechanism Revenue	6.5	4.6	11.1

Total Gas and Electric Operating Revenues	$194.0	$206.2	$400.2

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or natural gas sales. The

5
4

difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in the current portion of Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the Massachusetts Department of Public Utilities (MDPU). The Company estimates that revenue decoupling applies to approximately
 27
% and 11
% of Unitil’s total annual electric and natural gas sales volumes, respectively.

Other Operating Revenue—Non-regulated—
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
As discussed above, the Company adopted ASU
2014-09
in the first quarter of 2018. There was no cumulative effect of adoption to be recognized as an adjustment to the opening balance of Retained Earnings on the Company’s Consolidated Balance Sheets. ASU
2014-09
requires that payments made by Usource to third parties (Channel Partners) for revenue sharing agreements are recognized net, as a reduction from revenue, where those payments were previously recognized gross as an operating expense. Therefore, beginning in 2018 and going forward, payments made by Usource to Channel Partners for revenue sharing agreements were reported as “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings, along with Usource’s revenues. Prior to the adoption of ASU
2014-09,
payments by Usource to third parties for revenue sharing agreements were included as “Operation and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. Those Channel Partner payments were $0.2 million, $1.0 million and $1.1 million in 2019
, 2018
and 2017
, respectively.
If ASU
2014-09
had been in effect for 2017
, the result would have been corresponding reductions of $1.1 million in both “Other” in the “Operating Revenues” section of the Consolidated Statements of Earnings and “Operation and Maintenance” in the “Operating Expenses” section of the Company’s Consolidated Statements of Earnings as shown in the tables below.

Other Operating Revenues ($ millions):	Twelve Months Ended December 31
	As Reported		If ASU 2014-09 Had Been in Effect
	2019	2018	2017
Usource Contract Revenue	$1.1	$5.7	$6.0
Less: Revenue Sharing Payments	(0.2)	(1.0)	(1.1)

Total Other Operating Revenues	$0.9	$4.7	$4.9

Operation and Maintenance Expense ($ millions):	Twelve Months Ended December 31
	As Reported		If ASU 2014-09 Had Been in Effect
	2019	2018	2017
Operation and Maintenance Expense	$67.2	$69.5	$63.4

Retirement Benefit Costs—
The Company sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Employee Health and Welfare Benefits Plan (PBOP Plan) and the Unitil Corporation Supplemental Executive Retirement Plan (SERP). The net periodic benefit costs associated with these benefit plans consist of service cost and other components (See Note 10 to the Consolidated Financial Statements). In the first quarter of 2018
, the Company adopted ASU No.
 2017-07,
“Compensation—
Retirement Benefits (Topic 715)
"
which amends the existing guidance relating to the presentation of net periodic pension cost and net periodic other post-retirement benefit costs. On a retrospective basis, the

5
5

amendment requires an employer to separate the service cost component from the other components of net benefit cost and provides explicit guidance on how to present the service cost component and other components in the income statement.

Accordingly, for all periods presented in the Consolidated Financial Statements in this Form
10-K
for the twelve months ended December 31
, 2019
, the service cost component of the Company’s net periodic benefit costs is reported in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings while the other components of net periodic benefit costs are reported in the “Other
(
Income
)
Expense
,
N
et” section of the Consolidated Statements of Earnings. Prior to adoption, the Company reported all components of its net periodic benefit costs in “Operations and Maintenance” in the “Operating Expenses” section of the Consolidated Statements of Earnings. The change in presentation for the twelve months ended December 31
, 2019
resulted in a reduction of “Operations and Maintenance” and an increase in “Other
(Income)

Expense
,
N
et” on the Consolidated Statements of Earnings for 2017
. There are $4.6 million, $5.5 million and $5.7 million of
non-service
cost net periodic benefit costs reported in “Other
(Income)

Expense,
N
et” for the twelve months ended December 31
, 2019
, 2018
and 2017
, respectively, net of amounts deferred as regulatory assets for future recovery.
Depreciation and Amortization
—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material impact on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2019
– 3.41%, 2018
– 3.38% and 2017
– 3.45%.

Stock-based Employee Compensation
—Unitil accounts for stock-based employee compensation using the fair value-based method (See Note 6)
.
Sales and Consumption Taxes
—The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings. The consumption tax in New Hampshire has been repealed effective January 1
, 2019
.
Income Taxes—
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
Dividends
—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year

5
6

ended December 31
, 2019
the Company paid quarterly dividends of $0.37 per share, resulting in an annualized dividend rate of $1.48 per common share. For the years ended December 31
, 2018
and 2017
, the Company paid quarterly dividends of $0.365 and $0.36 per common share, respectively, resulting in annualized dividend rates of $1.46 and $1.44 per common share, respectively. At its January 2020 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.375 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.50 per share from $1.48 per share.
Cash and Cash Equivalents
—Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England
(ISO-NE)
Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to
ISO-NE.
Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately
2-1/2
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31
, 2019
and 2018
, the Unitil subsidiaries had deposited $1.9 million and $3.5 million, respectively to satisfy their
ISO-NE
obligations.
Allowance for Doubtful Accounts
—The Company recognizes a provision for doubtful accounts each month based upon the Company’s experience in collecting electric and gas utility service accounts receivable in prior years. At the end of each month, an analysis of the delinquent receivables is performed which takes into account an assumption about the cash recovery of delinquent receivables. The analysis also calculates the amount of written-off
receivables that are recoverable through regulatory rate
reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.
Evaluating the adequacy of the Allowance for Doubtful Accounts requires judgment about the assumptions used in the analysis. It has been the Company’s experience that the assumptions it has used in evaluating the adequacy of the Allowance for Doubtful Accounts have proven to be reasonably accurate.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326),” which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The standard is effective January 1, 2020 and requires a modified retrospective method through a cumulative effect adjustment to retained earnings. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material impact on the financial statements.
Accrued Revenue—
Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting” below) and unbilled revenues (see “Utility Revenue Recognition” above.) The following table shows the components of Accrued Revenue as of December 31, 2019 and 2018
.

Accrued Revenue (millions)	December 31,
	2019	2018
Regulatory Assets—Current	$35.8	$41.3
Unbilled Revenues	14.2	13.4

Total Accrued Revenue	$50.0	$54.7

Exchange Gas Receivable
—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third-party. The third-party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost
.

The following table shows the components of Exchange Gas Receivable as of December

31
,
201
9
 and
2018
.

Exchange Gas Receivable (millions)	December 31,
	201 9	201 8
Northern Utilities	$5.5	$7.5
Fitchburg	0.6	0.6
Total Exchange Gas Receivable	$6.1	$8.1

Gas Inventory
—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2019 and 2018.

Gas Inventory (millions)	December 31,
	201 9	201 8
Natural Gas	$0.4	$0.3
Propane	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$0.8	$0.8

The Company also has an inventory of Materials and Supplies in the amounts of $7.9 million and $7.0 million as of December 31, 2019 and December 31, 2018, respectively. These amounts are recorded at weighted average cost.
Utility Plant
—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 3.90%, 2.70% and 2.90% in
2019
,
2018
and
2017
, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31
,
2019
and
2018
, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $96.0 million and $90.7 million, respectively.

Regulatory Accounting
—The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

Regulatory Assets consist of the following (millions)	December 31 ,
	2019	2018
Retirement Benefits	$88.9	$72.0
Energy Supply & Other Rate Adjustment Mechanisms	31.0	38.4
Deferred Storm Charges	5.6	6.3
Environmental	7.2	7.9
Income Taxes	4.2	5.7
Other Deferred Charges	10.9	10.0

Total Regulatory Assets	147.8	140.3
Less: Current Portion of Regulatory Assets (1)	35.8	41.3

Regulatory Assets—noncurrent	$112.0	$99.0

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

Regulatory Liabilities consist of the following (millions)	December 31,
	2019	2018
Rate Adjustment Mechanisms	$6.0	$11.5
Income Taxes (Note 9)	47.6	47.0
Other	0.4	—

Total Regulatory Liabilities	54.0	58.5
Less: Current Portion of Regulatory Liabilities	7.4	11.5

Regulatory Liabilities—noncurrent	$46.6	$47.0

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2019 are $
7.6
 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Leases—
On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842)”. The new standard requires lessees to record assets and liabilities on the balance sheet for all leases with terms

5
9

longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. The adoption of the standard resulted in recognition of approximately $
4.2
 million of lease assets and lease liabilities as of January 1, 2019 on the Company’s Consolidated Balance Sheets. The Company’s adoption of the standard did not have a material effect on its Consolidated Statements of Earnings and Consolidated Statements of Cash Flows. See additional discussion below in the “Leases” section of Note 5 to the Consolidated Financial Statements.
Derivatives
—The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that its energy supply contracts either do not qualify as a derivative instrument under the guidance set forth in the FASB Codification, have been elected as a normal purchase, or have contingencies that have not yet been met in order to establish a notional amount.
The Company previously operated a regulatory approved hedging program for Northern Utilities designed to fix or cap a portion of its gas supply costs for the coming years of service, which included use of derivative instruments. The hedging program was terminated in 2018
.
Under the hedging program previously operated by Northern Utilities, any gains or losses resulting from the change in the fair value of these derivatives were passed through to ratepayers directly through Northern Utilities’ Cost of Gas Clause. The fair value of these derivatives was determined using
Level 2
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
The Company had no derivative assets or liabilities recorded on its Consolidated Balance Sheets as of December 31
,
2019
and December 31
,
2018
. There
were no
losses / (gains) recognized in Regulatory Assets / Liabilities for the years ended December 31
,
2019
and
2018
. There were no losses / (gains) reclassified into the Consolidated Statements of Earnings for the years ended December 31
,
2019
and
2018
.
As discussed below in the “Fitchburg

–

Massachusetts RFP’s” section of Note 8 (Commitments and Contingencies), Fitchburg has entered into power purchase agreements for which contingencies exist. Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once they qualify for derivative accounting.
Investments in Marketable Securities
—The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See further discussion of the SERP in Note 10)
.
At December 31, 2019 and 2018, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.6 million and $4.8 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31,
	2019	2018
Money Market Funds	$5.6	$4.8

Total Marketable Securities	$5.6	$4.8

The Company also sponsors the Unitil Corporation Deferred Compensation Plan (the “DC Plan”). The DC Plan is a
non-qualified
deferred compensation plan that provides a vehicle for participants to accumulate tax-deferred
savings to supplement retirement income. The DC Plan, which was effective January 1
, 2019
, is open to senior management or other highly compensated employees as determined by the Company’s Board of Directors, and may also be used for recruitment and retention purposes for newly hired senior executives. The DC Plan design mirrors the Company’s Tax Deferred Savings and Investment Plan formula, but provides for contributions on compensation above the IRS limit, which will allow participants to defer up to 85
% of base salary, and up to 85
% of any cash incentive for retirement. The Company may also elect to make discretionary contributions on behalf of any participant in an amount determined by the Company’s Board of Directors. A trust has been established to invest the funds associated with the DC Plan.
At December 31
, 2019
and 2018
, the
fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.2
 million and $0
, respectively, as
shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in
Level 1
as they
are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31 ,
	2019	2018
Equity Funds	$0.1	$—
Money Market Funds	0.1	—

Total Marketable Securities	$0.2	$—

Energy Supply Obligations
—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2019	2018
Current:
Exchange Gas Obligation	$5.5	$7.5
Renewable Energy Portfolio Standards	4.7	5.6
Power Supply Contract Divestitures	0.3	0.3

Total Energy Supply Obligations—Current	10.5	13.4

Noncurrent:
Power Supply Contract Divestitures	0.3	0.6

Total Energy Supply Obligations	$10.8	$14.0

Exchange Gas Obligation—
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

Renewable Energy Portfolio Standards—
Renewable Energy Portfolio Standards (RPS) require
retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1
. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded in the Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or
RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in two major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and for offshore wind generation. The contracts were approved by the MDPU in the second quarter of 2019.
Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018)
. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Power Supply Contract Divestitures—
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of December 31, 2019, Fitchburg has fully-recovered its power supply-related stranded costs and Unitil Energy $0.6 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).
Retirement Benefit Obligations
—The Company sponsors the Pension Plan, which is a defined benefit pension plan. Effective January 1, 2010, the Pension Plan was closed to new non-union

employees. For union employees, the Pension Plan was closed on various dates between December 31, 2010 and June 1, 2013, depending on the various Collective Bargaining Agreements of each union. The Company also sponsors a non-qualified

retirement plan, the SERP, covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the PBOP Plan, primarily to provide health care and life insurance benefits to retired employees.
The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates (See Note 10).
Off-Balance Sheet Arrangements
—As of December 31
, 2019
, the Company does not have any significant arrangements that would be classified as
Off-Balance
Sheet Arrangements.

Commitments and Contingencies
—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31
, 2019
, the Company is not aware of any material commitments or contingencies other than those disclosed in the Commitments and Contingencies footnote to the Company’s consolidated financial statements below (See Note 8)
.
Environmental Matters
—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31
, 2019
, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8
, Commitments and Contingencies. Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.
Recently Issued Pronouncements –
In December 2019, the FASB issued ASU No.
 2019-12,
“Income Taxes (Topic 740)” which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The ASU is effective for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this new guidance will have a material impact on the Company’s Consolidated Financial Statements.
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

Subsequent Events
—The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
Note 2: Quarterly Financial Information (unaudited; millions, except per share data)
Quarterly earnings per share may not agree with the annual amounts due to rounding and the impact of additional common share issuances. Basic and Diluted Earnings per Share are the same for the periods presented. As discussed above in “Divestiture of

Non-Regulated

Business Subsidiary” in Note 1 to the Consolidated Financial Statements, the Company divested of Usource in the first quarter of 2019.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Total Operating Revenues	$152.1	$145.8	$84.4	$84.5	$85.3	$88.2	$116.4	$125.6
Operating Income	$28.8	$28.1	$12.3	$10.6	$10.0	$10.3	$22.0	$22.2
Net Income Applicable to Common	$26.5	$15.6	$4.0	$3.6	$2.3	$2.8	$11.4	$11.0

	Per Share Data:
Earnings Per Common Share	$1.78	$1.06	$0.27	$0.24	$0.15	$0.19	$0.77	$0.74
Dividends Paid Per Common Share	$0.37	$0.365	$0.37	$0.365	$0.37	$0.365	$0.37	$0.365
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
Granite State is an interstate natural gas transmission pip
eline comp
a
ny,
 operating 86
miles

of
underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major

n
atura
l
gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser ext ent, third-party marketers.

Granite State is included in the Gas column below.
Unitil Resources is the Company’s wholly-owned
non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019
, were wholly-owned subsidiaries of Unitil Resources. Usource provided brokering and advisory services to large commercial and industrial customers in the northeastern United States. Unitil Realty and Unitil Service provide centralized facilities, operations and administrative services to support the affiliated Unitil companies. Unitil Resources and Usource are included in the
Non-Regulated
column below.
Unitil Realty, Unitil Service and the holding company are included in the Other column of the table below. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters. The earnings of the holding company are principally derived from income earned on short-term investments and real property owned for Unitil and its subsidiaries’ use.
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

6
4

The following table provides significant segment financial data for the years ended December 31, 2019, 2018 and 2017 (millions):

Year Ended December 31, 2019	Gas	Electric	Non- Regulated	Other	Total
Revenues:
Billed and Unbilled Revenue	$212.1	$223.1	$—	$—	$435.2
Rate Adjustment Mechanism Revenue	(8.7)	10.8	—	—	2.1
Other Operating Revenue— Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	203.4	233.9	0.9	—	438.2

Interest Income	1.2	0.9	0.2	0.6	2.9
Interest Expense	14.4	9.4	—	2.8	26.6
Depreciation & Amortization Expense	28.5	22.6	—	0.9	52.0
Income Tax Expense (Benefit)	7.2	4.2	3.8	(1.4)	13.8
Segment Profit	19.1	11.5	10.2	3.4	44.2
Segment Assets	823.3	529.3	0.3	17.9	1,370.8
Capital Expenditures	74.0	39.6	—	5.6	119.2

Year Ended December 31, 2018
Revenues:
Billed and Unbilled Revenue	$210.7	$228.7	$—	$—	$439.4
Rate Adjustment Mechanism Revenue	5.4	(5.4)	—	—	—
Other Operating Revenue— Non-Regulated	—	—	4.7	—	4.7

Total Operating Revenues	216.1	223.3	4.7	—	444.1

Interest Income	0.8	0.8	0.2	0.6	2.4
Interest Expense	14.2	9.0	—	3.2	26.4
Depreciation & Amortization Expense	24.9	23.1	0.1	2.3	50.4
Income Tax Expense (Benefit)	7.1	4.2	0.5	(3.4)	8.4
Segment Profit	18.8	11.4	1.3	1.5	33.0
Segment Assets	764.1	484.2	6.9	43.1	1,298.3
Capital Expenditures	70.8	28.4	—	3.2	102.4

Year Ended December 31, 2017
Revenues	$194.0	$206.2	$6.0	$—	$406.2
Interest Income	0.7	1.0	0.1	0.6	2.4
Interest Expense	13.7	8.8	—	3.0	25.5
Depreciation & Amortization Expense	22.4	23.4	0.1	1.0	46.9
Income Tax Expense (Benefit)	10.7	7.5	0.7	(1.4)	17.5
Segment Profit	16.4	11.9	1.2	(0.5)	29.0
Segment Assets	714.3	476.9	6.7	44.0	1,241.9
Capital Expenditures	72.1	33.7	—	13.5	119.3

6
5

Note 4: Allowance for Doubtful Accounts
Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2019
, 2018 and 2017, the Company recorded provisions for the energy commodity portion of bad debts of $2.3 million, $2.6 million and $1.3 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.

As of December 31, 2019 and 2018, the Company has recorded
$
5.6
 million and
$
5.2
 million, respectively, of hardship accounts in Regulatory Assets. The Company is currently receiving recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.
The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2017
—2019
(millions):
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Balance at End of Period
Year Ended December 31, 2019
Electric	$0.5	$3.0	$0.3	$3.2	$0.6
Gas	0.8	1.9	0.5	2.8	0.4
Other	—	—	—	—	—

	$1.3	$4.9	$0.8	$6.0	$1.0

Year Ended December 31, 2018
Electric	$0.9	$3.2	$0.3	$3.9	$0.5
Gas	0.6	2.9	0.3	3.0	0.8
Other	0.1	(0.1)	—	—	—

	$1.6	$6.0	$0.6	$6.9	$1.3

Year Ended December 31, 2017
Electric	$0.8	$1.8	$0.3	$2.0	$0.9
Gas	0.2	1.9	0.3	1.8	0.6
Other	0.1	—	—	—	0.1

	$1.1	$3.7	$0.6	$3.8	$1.6

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
Long-Term Debt and Interest Expense
Long-Term Debt Structure and Covenants
—The agreements under which the long-term debt of Unitil and its utility subsidiaries, Unitil Energy, Fitchburg, Northern Utilities, and Granite State, were issued contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations, as described below.
The long-term debt of Unitil is issued under Unsecured Promissory Notes with negative pledge provisions. The long-term debt’s negative pledge provisions contain restrictions which, among other things,

6
6

limit the incursion of additional long-term debt. Accordingly, in order for Unitil to issue new long-term debt, the covenants of the existing long-term agreement(s) must be satisfied, including that Unitil have total funded indebtedness less than
70
%
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
Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2019, in accordance with the covenants, these subsidiary companies had a combined amount of  $308.4 million available for the payment of dividends and Unitil Corporation had $123.1 million available for the payment of dividends
. As of December 31
, 2019
, the Company’s balance in Retained Earnings was $94.1
 million.
Therefore, there were no restrictions on the Company’s Retained Earnings at December 31
, 2019
for the payment of dividends.
Issuance of Long-Term Debt
—On December 18, 2019, Unitil Corporation issued $
30
 million of Notes due
2029
at
3.43
%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $
0.2
 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
On September 12, 2019, Northern Utilities issued $40 million of Notes due 2049 at 4.04%. Northern Utilities used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

On November 30, 2018 Unitil Energy issued $30 million of
FMB
due November 30, 2048 at 4.18%. Unitil Energy used the net proceeds from this offering to repay short term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against long-term debt for presentation purposes on the Consolidated Balance Sheets.
Debt Repayment
—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to
$18.8 million,
$30.1 million

and
$17.2 million in 2019
, 2018
, and 2017
, respectively.
The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2019 is: 2020
—
$19.8 million; 2021
—
$8.6 million; 2022
—
$28.2 million; 2023
—
$6.7

million
; 2024
—
$6.7
million
 and thereafter $390.5
 million.
Fair Value of Long-Term Debt
—Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.) In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2019	2018
Estimated Fair Value of Long-Term Debt	$518.7	$422.0

6
8

Details on long-term debt at December 31
, 2019
and 2018
are shown below:

Long-Term Debt (millions)	December 31,
	2019	2018
Unitil Corporation:
6.33 % Senior Notes, Due May 1, 2022	$20.0	$20.0
3.70 % Senior Notes, Due August 1, 2026	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	—

Unitil Energy First Mortgage Bonds:
5.24 % Senior Secured Notes, Due March 2, 2020	5.0	10.0
8.49 % Senior Secured Notes, Due October 14, 2024	4.5	6.0
6.96 % Senior Secured Notes, Due September 1, 2028	18.0	20.0
8.00 % Senior Secured Notes, Due May 1, 2031	15.0	15.0
6.32 % Senior Secured Notes, Due September 15, 2036	15.0	15.0
4.18 % Senior Secured Notes, Due November 30, 2048	30.0	30.0

Fitchburg:
6.75 % Senior Notes, Due November 30, 2023	3.8	5.7
6.79 % Senior Notes, Due October 15, 2025	10.0	10.0
3.52 % Senior Notes, Due November 1, 2027	10.0	10.0
7.37 % Senior Notes, Due January 15, 2029	12.0	12.0
5.90 % Senior Notes, Due December 15, 2030	15.0	15.0
7.98 % Senior Notes, Due June 1, 2031	14.0	14.0
4.32 % Senior Notes, Due November 1, 2047	15.0	15.0

Northern Utilities:
5.29 % Senior Notes, Due March 2, 2020	8.2	16.6
3.52 % Senior Notes, Due November 1, 2027	20.0	20.0
7.72 % Senior Notes, Due December 3, 2038	50.0	50.0
4.42 % Senior Notes , Due October 15, 2044	50.0	50.0
4.32 % Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	—

Granite State:
3.72 % Senior Notes , Due November 1, 2027	15.0	15.0

Total Long-Term Debt	460.5	409.3
Less: Unamortized Debt Issuance Costs	3.5	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	457.0	405.8
Less: Current Portion (1)	19.5	18.4

Total Long-Term Debt, Less Current Portion	$437.5	$387.4

(1)	The Current Portion of Long-Term Debt includes sinking fund payments.

Interest Expense,
N
et
—Int
e
rest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets (and regulatory liabilities) on which interest is calculated.
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

6
9

on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset. A summary of interest expense and interest income is provided in the following table:

Interest Expense, N et (millions)
	2019	2018	2017
Interest Expense
Long-Term Debt	$22.9	$23.1	$21.8
Short-Term Debt	3.0	2.6	2.5
Regulatory Liabilities	0.7	0.7	1.2

Subtotal Interest Expense	26.6	26.4	25.5

Interest Income
Regulatory Assets	(0.8)	(0.8)	(0.7)
AFUDC (1) and Other	(2.1)	(1.6)	(1.7)

Subtotal Interest Income	(2.9)	(2.4)	(2.4)

Total Interest Expense, N et	$23.7	$24.0	$23.1

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were
$252.7
 million
and
$265.6
 million
for the years ended December 31, 2019 and December 31, 2018, respectively. Total gross repayments were $276.9
 million and $221.1
 million
for the years ended December 31, 2019 and December 31, 2018, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2019 and December 31, 2018:

Revolving Credit Facility (millions)
	December 31,
	201 9	201 8
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$58.6	$82.8
Letters of Credit Outstanding	$0.1	$—
Available	$61.3	$37.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2019 and December 31, 2018, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.

7
0

The weighted average interest
rates on all short-term borrowings were 3.4
%, 3.3
%, and 2.4
% during
2019
,
2018
, and
2017
, respectively.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
In April 2014, Unitil Service Corp. entered into a financing arrangement, structured as a capital lease obligation, for various information systems and technology equipment. Final funding under this capital lease occurred on October 30, 2015, resulting in total funding of
$13.4
 million
. This capital lease was paid in full in the second quarter of 2019.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was
$6.5
 million and $8.4
 million
of natural gas storage inventory at December 31, 2019 and 2018, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2019, which was payable in January 2020, was $1.0 million and recorded in Accounts Payable at December 31, 2019. The amount of natural gas inventory released in December 2018, which was payable in January 2019, was $0.9
 million
and recorded in Accounts Payable at December 31, 2018.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the years ended December 31, 2019, 2018 and 2017 amounted to $1.4 million, $2.2
 million and $2.0
 million respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2019	2018
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.2	$—
Other Noncurrent Liabilities (long-term portion)	2.8	—

Total Operating Lease Obligations	4.0	—

Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	3.1
Other Noncurrent Liabilities (long-term portion)	0.3	2.7

Total Capital Lease Obligations	0.5	5.8

Total Lease Obligations	$4.5	$5.8

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2019 was $1.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.2
 million and $15.0
 million as of December 31, 2019 and 2018, respectively, less accumulated amortization of $0.6 million and $1.7
 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2019. The payments for capital leases consist of

$0.2
 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.3 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2019.
The payments for operating leases consist of $1.2
 million of current operating lease obligations
, which are included in Other Current Liabilities and $2.8
 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2019.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2020	$1,355	$262
2021	1,185	161
2022	904	97
2023	604	55
2024	274	—
2025 – 2029	139	—

Total Payments	4,461	575

Less: Interest	435	29

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,026	$546

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2019, the weighted average remaining lease term is 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.2
%.
Disclosures Related to Periods Prior to the Adoption of ASU NO. 2016-02—Leases (See Note 1).
The payment amounts in the following table are as of December 31, 2018.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2019	$1,372	$3,069
2020	1,138	2,535
2021	969	93
2022	689	32
2023	390	14
2024 – 2028	120	—

Total Payments	$4,678	$5,743

Guarantees
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31,
2019
, there were approximately $6.2
 million of guarantees outstanding.
Note 6: Equity
The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding. Details regarding these forms of capitalization follow:
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 14,876,955 and 14,930,170
shares of common stock outstanding at December 31
, 2018
and December 31
, 2019
, respectively. The Company has 25,000,000
shares of common stock authorized as of December 31
, 2018
and December 31
, 2019
.

Unitil Corporation Common Stock Offering
—On December 14
, 2017
, the Company issued and sold 690,000 shares of its common stock at a price of $48.30 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $31.7 million and was used to make equity capital contributions to the Company’s regulated utility subsidiaries, repay short-term debt and for general corporate purposes.
Dividend Reinvestment and Stock Purchase Plan
—During 2019
, the Company sold 20,065 shares of its common stock, at an average price of $57.37 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401
(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2018 and 2017
, the Company raised $1.2 million and $1.3 million, respectively, through the issuance of 25,932 and 26,256 shares, respectively, of its common stock in connection with its DRP and 401
(k) plans.
Common Shares Repurchased, Cancelled and Retired
—Pursuant to the written trading plan under Rule
10b5-1
under the Securities Exchange Act of 1934
, as amended (the Exchange Act), adopted by the Company on May 1
, 2014
, the Company may periodically repurchase shares of its common stock on the open market related to the stock portion of the Directors’ annual retainer. Until December 1
, 2018
, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. (See Part II, Item 5
, for additional information). During 2019
, 2018
and 2017
, the Company repurchased 2,911, 791 and 1,686 shares of its common stock, respectively, pursuant to the Rule
10b5-1
trading plan. The expense recognized by the Company for these repurchases was $0.2 million, less than $0.1 million and $0.1 million in 2019
, 2018
and 2017
, respectively.
During 2019
, 2018
and 2017
, the Company did no
t cancel or retire any of its common stock.
Stock-Based Compensation Plans
—Unitil maintains a stock plan. The Company accounts for its stock-based compensation plan in accordance with the provisions of the FASB Codification and measures compensation costs at fair value at the date of grant. Details of the plan are as follows:
Stock Plan
—The Company maintains the Unitil Corporation Second Amended and Restated 2003
Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including awards of restricted shares
(Restricted Shares), or of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19
, 2012
, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.
The maximum number of shares available for awards to participants under the Stock Plan is 677,500
. The maximum number of shares that may be awarded in any one calendar year to any one participant is

20,000
. In the event of any change in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.
Restricted Shares
Outstanding awards of Restricted Shares fully vest over a period of four years at a rate of 25
% each year. During the vesting period, dividends on Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an
a
ward.

Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death
 or
retirement
.
Restricted Shares issued for 2017 – 2019 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/30/17	34,930	$1.6
1/29/18	37,510	$1.6
1/29/19	33,150	$1.6
There were 32,950 and 29,252
non-vested
shares under the Stock Plan as of December 31
, 2019
and 2018
, respectively. The weighted average grant date fair value of these shares was $47.35 per share and $42.86 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $2.3 million, $2.2 million and $2.7 million in 2019
, 2018
and 2017
, respectively. At December 31
, 2019
, there was approximately $0.7 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.5 years. There were no
restricted shares forfeited and
no
restricted shares cancelled under the Stock Plan during
2019
. On January
28
, 2020
, there were 28,630 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.8 million.
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

The equity portion of Restricted Stock Units activity during 2019 and 2018
in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2019		2018
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	61,789	$38.25	52,224	$36.22
Restricted Stock Units Granted	6,943	$63.50	7,892	$49.63
Dividend Equivalents Earned	1,632	$58.15	1,673	$47.85
Restricted Stock Units Settled	—	—	—	—

Ending Restricted Stock Units	70,364	$41.20	61,789	$38.25

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31
, 2019
and 2018
are
 $1.9
 million and $1.3
 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There w
er
e
 $0.2
 million, or 1,887
shares, of Unitil Energy’s 6.00
% Series Preferred Stock outstanding
as of December 31
, 2019
. There w
er
e
 $0.2
 million, or 1,893
shares, of Unitil Energy’s 6.00
% Series Preferred Stock outstanding as of December 31
, 2018
. There were less than $0.1
 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31
, 2019
and December 31
, 2018
, respectively.

Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2019	2018	2017
Earnings Available to Common Shareholders	$44.2	$33.0	$29.0

Weighted Average Common Shares Outstanding—Basic (000’s)	14,894	14,824	14,095
Plus: Diluted Effect of Incremental Shares (000’s)	6	5	7

Weighted Average Common Shares Outstanding—Diluted (000’s)	14,900	14,829	14,102

Earnings per Share—Basic and Diluted	$2.97	$2.23	$2.06

The following table shows the number of weighted average
non-vested
restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2019	2018	2017
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	—	6,102	8,733
Note 7: Energy Supply
NATURAL GAS SUPPLY
Unitil purchases and manages gas supply for customers served by Northern Utilities in Maine and New Hampshire as well as customers served by Fitchburg in Massachusetts.
Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ largest and some medium C&I customers purchase their gas supply from third-party suppliers, while most small C&I customers, as well as all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2019, 78% of Unitil’s largest New Hampshire gas customers, representing 37% of Unitil’s New Hampshire gas therm sales and 64% of Unitil’s largest Maine customers, representing 28% of Unitil’s Maine gas therm sales, are purchasing gas supply from a third-party supplier.
Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many large and some medium C&I customers purchase their gas supply from third-party suppliers while most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2019, 76% of Unitil’s largest Massachusetts gas customers, representing 29% of Unitil’s Massachusetts gas therm sales, are purchasing gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.
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
Fitchburg has available under firm contract 14,439
MMbtu per day of year-round transportation and 0.43
BCF of underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.
ELECTRIC POWER SUPPLY
Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the
ISO-NE
markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.
Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2019, 75% of Unitil’s largest New Hampshire customers, representing 23% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales and 87% of Unitil’s largest Massachusetts customers, representing 37% of Unitil’s Massachusetts electric kWh sales, are purchasing their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about
16
% of Fitchburg’s
custome
r base and customers in Ashby comprise another 4%. Buoyed by the municipal aggregations, 28% of Unitil’s residential customers in Massachusetts purchase their electricity from a third-party supplier as of December 2019.
In New
Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier as of December 2019 is at 9%, down slightly from 10% in 2018 and reflecting a downward trend from a high of 13% in 2015. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.
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
100
% of the supply requirements.

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

Long-Term Renewable Contracts
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with six of these contracts have been constructed and are now operating. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contract will be filed for approval with the MDPU during the first quarter of
2020. Additional long-term clean energy contracts are anticipated in compliance with An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Note 8: Commitments and Contingencies
Regulatory Matters
Overview
—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. Fitchburg’s electric and gas divisions also operate under revenue decoupling mechanisms.
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

In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of
December 31
, 2019
.
The remaining balance of these assets is
$0.6
million
as of
December 31
, 2019
, including $0.3
million recorded in
Current Assets as
Accrued Revenue
on the Company’s Consolidated Balance Sheet projected to be recovered in the next year
and
$0.3
million
recorded in Regulatory Assets on the Company’s Consolidated Balance Sheet projected to be recovered over the next
two years
. Unitil’s
distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire that demonstrate their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21%, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC issued a Notice of Proposed Rulemaking that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax reduction. This matter has been resolved for Granite State in its May 2, 2018 uncontested rate settlement filing, which accounted for the effect of the TCJA.
On November 21, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the impacts of the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). FERC also required transmission providers with stated rates to account for the ADIT impacts of the TCJA in their next rate case. The Company believes that compliance with the new rule will not have a material impact on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities—Base Rates—Maine—
On June 28, 2019, Northern Utilities filed a petition with the MPUC seeking an increase to annual base operating revenues of $7.0 million. If approved as filed, the requested increase will result in a 7% increase over the Company’s test-year operating revenues. The intended rate effective date is April 1, 2020. In addition, Northern Utilities is requesting approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) that will allow for future changes to the Company’s distribution rates and mitigate the need to file a general rate case. The CIRA is designed to recover the costs of replacing
 and
relocating existing
facilities and other operational and safety-related system improvements. The first annual adjustment is proposed for November 1, 2020, to recover the Company’s 2019 investment cost of eligible facilities and improvements. This matter remains pending.
Northern Utilities—Targeted Infrastructure Replacement Adjustment (TIRA)—Maine—
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

Northern Utilities—Base Rates—New Hampshire—
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on an historic test year of no earlier than the twelve months ending December 31, 2020.
Unitil Energy—Base Rates—
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
Fitchburg—Base Rates—Electric—
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On April 3, 2019, the
MDPU
approved Fitchburg’s cumulative revenue requirement associated with the Company’s 2015 and 2016 capital expenditures, an increase of $0.4 million. The increase was effective January 1, 2018. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015
-
2017 capital expenditures. On December 27, 2018, the filing was approved, effective January 1, 2019, subject to further investigation and reconciliation. Final approval of the 2018 filing remains pending.
On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 16, 2019, the filing was approved, effective January 1, 2020, subject to further investigation and reconciliation. Final approval of the 2019 filing remains pending.

On December 17, 2019, Fitchburg filed for a $2.7 million increase in its electric base revenue decoupling target, which represents a 4.1% increase over 2018 test year operating electric revenues. The filing included a request for an inflation-based Performance Base Ratemaking plan. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of October, 2020.
Fitchburg—Base Rates—Gas—
Pursuant to the Company’s revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU has consistently found that the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates. On December 17, 2019, Fitchburg filed for a $7.3 million increase in its gas base revenue decoupling target, which represents a 20.8% increase over 2018 test year total gas operating revenues. By statute, the MDPU is afforded ten months to act on a request for a rate increase. A decision is expected by the end of October, 2020.
Fitchburg—Gas System Enhancement Program—
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
1
, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred (the “GREC Filing”). The Company considers these to be routine regulatory proceedings and there are no material issues outstanding.
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a

7
9

waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019.
Granite State—Base Rates—
On May 2, 2018, Granite State filed an uncontested rate settlement with the
FERC which provided for no change in rates, and accounted for the effects of a capital step adjustment offset by the effect of the TCJA. The settlement was approved by the
FERC on June 27, 2018, and complies with the FERC Notice of Proposed Rulemaking concerning the justness and reasonableness of rates in light of the corporate income tax reductions under the TCJA.
Other Matters
Fitchburg—Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System

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
Northern Utilities / Granite State—Firm Capacity Contract
—Northern Utilities relies on the transport of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories, as Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine as well as the orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On July 11, 2019, the MPUC approved Northern Utilities’ request to extend its contract for firm transmission on its affiliate Granite State pipeline for another year, extending the current contract for the period of November 1, 2019 through October 31, 2020. The next request to the MPUC for approval to extend the transmission contract will be filed in April 2020. In New Hampshire, pursuant to statute, Northern Utilities advises the NHPUC of its annual contract renewal with Granite State, though it is not required to seek approval of the renewal.
Reconciliation Filings—
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
Fitchburg—Massachusetts RFPs—
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long term contracts for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost effective clean energy (hydro, solar and land-based wind) long-

term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours by December 31, 2022. Unitil’s pro rata share of each of these contracts is approximately one percent.
The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for 9,554,940 MWh of Qualified Clean Energy and associated Environmental Attributes from hydroelectric generation were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once certain conditions and contingencies are met.
The EDCs issued the RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation in June 2017. Final selection of projects was made in May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed two long-term contracts, each for 400MW of offshore wind energy generation with the
MDPU for approval. On April 12, 2019, the MDPU approved the Offshore Wind Energy Generation power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations of Fitchburg
, once certain conditions and contingencies are met
.
The EDCs issued an RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This is the second solicitation pursuant to Section 83C and with the
MDPU
’s approval of the Vineyard Wind contracts for 800 MW of offshore wind energy generation as a result of the first solicitation, the remaining obligation under 83C is to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts are to be executed by January 10, 2020. A filing with the
MDPU
will follow.
FERC Transmission Formula Rate Proceedings—
Pursuant to Section 206
of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the
ISO-New
England, Inc. Participating Transmission Owners’

Regional Network Service and Local Network Service formula rates. On April
14
,
2017
, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to the ROE, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March
15
,
2018
, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed return on equity component of the formula rates. On November
21
,
2019
the FERC issued an order in
EL14
-12
,
Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. On December
26
,
2019
in response to the FERC order in EL
14
-12
,
the New England Transmission Owners (NETOs) filed a motion to reopen the record and submitted a supplemental brief. Responses to that filing are due January
21
,
2020
.
Also pending at FERC is a Section 206 proceeding concerning the justness and reasonableness of
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETO’s filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETO’s, Municipal PTF Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.
Contractual Obligations
The table below lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2019.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2019	Total	2020	2021	2022	2023	2024	2025 & Beyond
Gas Supply Contracts	$584.8	$45.6	$48.7	$48.0	$45.5	$36.5	$360.5
Electric Supply Contracts	14.2	2.0	1.2	1.2	1.2	1.2	7.4

Total	$599.0	$47.6	$49.9	$49.2	$46.7	$37.7	$367.9

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
Legal Proceedings
The Company is involved in legal and administrative proceedings and claims of various types, including those
which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.
Environmental Matters
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2019, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Northern Utilities Manufactured Gas Plant Sites—
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

Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. The results of the review, along with recommendations regarding remedial action, will be submitted to the NH DES in January 2020. While any recommendation is subject to approval by the NH DES, the Company has accrued $0.7 million for estimated costs to complete the remediation at the Rochester site, which is included in the Environmental Obligations table below.
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
Fitchburg’s Manufactured Gas Plant Site—
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
The following table sets forth a summary of changes in the Company’s liability for the current and long-term portions of the Company’s environmental obligations, which are included in Other Current Liabilities and Other Noncurrent Liabilities, respectively, on the Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018.
Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2019	2018	2019	2018	2019	2018
Total Balance at Beginning of Period	$—	$0.1	$2.0	$2.0	$2.0	$2.1
Additions	—	—	0.9	0.3	0.9	0.3
Less: Payments / Reductions	—	0.1	0.2	0.3	0.2	0.4

Total Balance at End of Period	$—	$—	$2.7	$2.0	$2.7	$2.0

Less: Current Portion	—	—	0.6	0.6	0.6	0.6

Noncurrent Balance at December 31,	$—	$—	$2.1	$1.4	$2.1	$1.4

Note 9: Income Taxes
Provisions for Federal
a
nd
State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2019, 2018 and 2017 are shown in the table below:

	($000’s)
	2019	2018	2017
Current Income Tax Provision
Federal	$—	$—	$—
State	351	355	—

Total Current Income Taxes	$351	$355	$—

Deferred Income Provision
Federal	$9,340	$5,032	$13,675
State	4,117	3,006	3,862

Total Deferred Income Taxes	13,457	8,038	17,537

Total Income Tax Expense	$13,808	$8,393	$17,537

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown below:

	2019	2018	2017
Statutory Federal Income Tax Rate	21%	21%	34%
Income Tax Effects of:
State Income Taxes, net	6	6	6
Utility Plant Differences	(3)	(7)	(1)
Tax Credits	—	—	(1)
Other, net	—	—	—

Effective Income Tax Rate	24%	20%	38%

Temporary differences which gave rise to deferred tax assets and liabilities in 2019 and 2018 are shown below:

Temporary Differences (000’s)	2019	2018
Deferred Tax Assets
Retirement Benefit Obligations	$36,551	$32,249
Net Operating Loss Carryforwards	1,609	10,773
Tax Credit Carryforwards	1,489	2,704
Other, net	1,589	1,571

Total Deferred Tax Assets	$41,238	$47,297

Deferred Tax Liabilities
Utility Plant Differences	$134,011	$132,682
Regulatory Assets & Liabilities	5,239	6,429
Other, net	5,539	5,964

Total Deferred Tax Liabilities	144,789	145,075

Net Deferred Tax Liabilities	$103,551	$97,778

In June 2019 the Company received notice that the Internal Revenue Service (IRS) completed all fieldwork for the tax years December 31, 2015 and December 31, 2016 income tax audit and closed the audit with no adjustment. Income tax filings for the year ended December 31, 2018 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions in accordance with the

FASB Codification, and has concluded that no adjustment for recognition,

de-recognition,
settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31
, 2016
; December 31
, 2017
; and December 31
, 2018
.
In December 2017
, the TCJA, which included a reduction to the corporate federal income tax rate to 21
% effective January 1
, 2018
, was signed into law. In accordance with GAAP Accounting Standard 740
, the Company revalued its ADIT at the new 21
% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31
, 2017
as a result of the ADIT revaluation.

The MDPU issued a multi-utility Order D.P.U.
18
-15
-E
(the “Order”) on December 21
, 2018
. The Order clarified the categories of Excess ADIT for Massachusetts ratemaking: 1)
Excess protected ADIT directly related to utility plant fixed assets (rate base), 2)
other
non-plant
excess ADIT amounts (unprotected), and 3)
excess ADIT created through reconciling mechanisms. In the Order, all Massachusetts utilities were ordered to begin flow back of protected and unprotected excess ADIT on February 1
, 2019
and to reconcile excess ADIT amounts previously collected from ratepayers through reconciliation mechanisms in the next filing of each of those individual reconciling mechanisms. Fitchburg was ordered to begin flowing back to customers excess ADIT of $10.1 million and $10.4 million to electric and gas ratepayers, respectively
, over approximately
fifteen years
. Fitchburg filed its compliance filing under
D.P.U.

18
-15
-E
on January 4
, 2019
for rates effective February 1
, 2019
. The MDPU approved this filing on January 16
, 2019
. The filing will be updated and the balances of excess ADIT will be reconciled annually until the next rate case
.
On November 15
, 2018
the FERC issued two pronouncements regarding the accounting for income taxes due to the TCJA; 1)
Notice of Proposed Rulemaking Docket No. RM
19
-5
-000
and 2)
Policy Statement PL
19
-2
-000
providing specific guidance on the flow back of excess ADIT created by the implementation of the TCJA.
According to the FERC guidance; the amount of the reduction to ADIT that was previously collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles. On November 21
, 2019
the FERC issued a final order Docket No.
RM19
-5
-000
regarding the 2018
Notice of Proposed Rulemaking and Policy Statement (“Notice”) and affirmed the regulatory treatment outlined in the 2018
Notice.
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
In addition to the protected
excess $47.1 million
ADIT amounts the Company expects to flow through to customers in utility rates, as noted above, there were approximately
$1.8 million of excess
ADIT created through reconciling mechanisms at December 31
, 2017
, related to the implementation of the new federal tax rate of the TCJA, which had not been previously collected from customers through utility rates. The Company reconciles these excess ADIT amounts through the specific reconciliation mechanisms in the filing of each of those individual reconciling mechanisms which will be subject to the review of state regulators. In 2018 and 2019
, the Company recognized $
0.7
 million and $
0
, respectively, of this excess ADIT amount due to the completed filings in the associated jurisdictions. The Company expects to recognize the remaining $
1.1
 million of this excess ADIT in future periods, which is currently expected to be in 2020
, after the Company has filed all of its reconciling mechanisms related to the excess ADIT.
In addition to the $48.9
 million of net excess ADIT noted above
,
as of December 31, 2018, there was
$2.0

million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. The Company recognized
$1.7

million of this tax benefit in the current year due to the turning of book/tax temporary differences associated with this excess ADIT. The Company expects to recognize the remaining
$
0.3

million of this excess ADIT in future periods, which is currently expected to be in 2020, in accordance with regulatory guidance as discussed above.
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
Under the Company’s Tax Sharing Agreement (the “Agreement
”) which was approved upon the formation of Unitil as a
public utility holding company
; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company filed its tax returns for the year ended December 31
, 2018
with the IRS in September 2019
and utilized federal NOLC
assets of $5.7
million principally
due
to pension cost deductions, tax repair deductions, tax depreciation and research and development deductions. For the tax year ended December 31
, 2019
, the Company used $3.5 million of the NOLC in calculating the 2019 federal tax provision. As of December 31
, 2019
, the Company had recorded cumulative federal NOLC assets
of
 $
1.6

million
to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029
. The Company
received
 $
0.9

million of
the Alternative Minimum Tax (AMT) credits in 2019
and
will receive
 $
0.3

million
of the AMT credits in 2020
. In addition, at December 31
, 2019
, the
Company had

$
2.3

million of
cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.
In assessing the near-term use of NOLCs and tax credits, the Company evaluates the expected level of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income available in carryback years. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company expects to utilize all of its NOLCs by December 31
, 2020
prior to their expiration in 2029
.
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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2019	2018	2017
Used to Determine Plan costs for years ended December 31:
Discount Rate	4.25%	3.60%	4.10%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.75%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.50%	8.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.00%
Year that Ultimate Health Care Cost Trend Rate is reached	2024	2024	2025

Used to Determine Benefit Obligations at December 31:
Discount Rate	3.25%	4.25%	3.60%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%	7.50%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2024	2024

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2019, a change in the discount rate of 0.25
% would have resulted in an increase or decrease of approximately $534
,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2019 was based on the expected long-term increase in compensation costs for personnel covered by the plans.
The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2019	2018	2017	2019	2018	2017	2019	2018	2017

Service Cost	$3,104	$3,393	$3,295	$2,304	$2,933	$2,974	$247	$487	$460
Interest Cost	6,484	5,878	6,057	3,426	3,404	3,913	567	404	392
Expected Return on Plan Assets	(8,475)	(7,785)	(7,306)	(1,645)	(1,635)	(1,347)	—	—	—
Prior Service Cost Amortization	320	324	263	1,213	1,309	1,399	56	189	189
Actuarial Loss Amortization	4,324	5,786	4,662	227	1,383	2,098	628	486	295

Sub-total	5,757	7,596	6,971	5,525	7,394	9,037	1,498	1,566	1,336
Amounts Capitalized or Deferred	(2,227)	(3,465)	(3,122)	(2,317)	(3,416)	(4,515)	(430)	(451)	(397)

NPBC Recognized	$3,530	$4,131	$3,849	$3,208	$3,978	$4,522	$1,068	$1,115	$939

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year
volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be impacted as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2019,

2018 and 2017 before capitalization and deferral was $
5.8
 million, $
7.6
 million and $
7.0
 million,

8
7

respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2019, 2018 and 2017 would have been $
7.3
 million, $
7.2
 million and $
7.6
 million respectively, prior to amounts capitalized or deferred.
The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s)
:
	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2019	2018	2019	2018	2019	2018

Plan Assets at Beginning of Year	$107,808	$102,315	$21,109	$20,234	$—	$—
Actual Return on Plan Assets	17,908	(6,149)	3,808	(1,085)	—	—
Employer Contributions	6,916	16,628	4,000	4,000	610	401
Participant Contributions	—	—	121	153	—	—
Benefits Paid	(6,877)	(4,986)	(1,758)	(2,193)	(610)	(401)
Plan Assets at End of Year	$125,755	$107,808	$27,280	$21,109	$—	$—

Change in PBO:
PBO at Beginning of Year	$156,197	$166,921	$81,005	$94,122	$13,754	$11,723
Service Cost	3,104	3,393	2,304	2,933	247	487
Interest Cost	6,484	5,878	3,426	3,404	567	404
Participant Contributions	—	—	121	153	—	—
Plan Amendments	—	—	—	—	225	—
Benefits Paid	(6,877)	(4,986)	(1,758)	(2,193)	(610)	(401)
Actuarial (Gain) or Loss	23,227	(15,009)	10,559	(17,414)	3,576	1,541
PBO at End of Year	$182,135	$156,197	$95,657	$81,005	$17,759	$13,754
Funded Status: Assets vs PBO	$(56,380)	$(48,389)	$(68,377)	$(59,896)	$(17,759)	$(13,754)

The increase in the PBO for the Pension plan as of December 31, 2019 compared to December 31, 2018 reflects a decrease in the assumed discount rate as of December 31, 2019. The increase in the PBO for the PBOP plan as of December 31, 2019 compared to December 31, 2018 reflects a decrease in the assumed discount rate as of December 31, 2019.
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
The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $88.9 million and $72.0 million at December 31, 2019 and 2018, respectively, to account for the future collection of these plan obligations in electric and gas rates.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $166.5 million and $142.8
 million as of

December 31, 2019 and 2018, respectively. The ABO for the SERP was $
13.6
 million and $10.8
 million as of December 31, 2019 and 2018, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 for further discussion of SERP funding.)
The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2020 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Employer Contributions	$6,916	$16,628	$4,100	$4,000	$4,000	$4,000	$610	$401	$34
Participant Contributions	$—	$—	$—	$121	$153	$126	$—	$—	$—
Benefit Payments	$6,877	$4,986	$5,574	$1,758	$2,193	$2,405	$610	$401	$34

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2020	$6,706	$2,774	$653
2021	7,192	3,035	653
2022	6,903	3,167	651
2023	7,687	3,341	650
2024	8,622	3,622	648
2025 - 2029	49,511	21,761	6,037

The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 53
% in common stock equities, 37
% in fixed income securities and 10
% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55
% in common stock equities and 45
% in fixed income securities. The actual investment allocations are shown in the tables below.

Pension Plan	Target Allocation 2020	Actual Allocation at December 31,
		2019	2018	2017
Equity Funds	53%	54%	49%	49%
Debt Funds	37%	36%	40%	34%
Real Estate Fund	10%	9%	10%	10%
Asset Allocation Fund (1)	—	—	—	6%
Other (2)	—	1%	1%	1%

Total		100%	100%	100%

(1)	Represents investments in an asset allocation fund. This fund invests in both equity and debt securities.

(2)	Represents investments being held in cash equivalents as of December 31, 2019, December 31, 2018 and December 31, 2017 pending payment of benefits.

PBOP Plan	Target Allocation 2020	Actual Allocation at December 31,
		2019	2018	2017
Equity Funds	55%	56%	53%	56%
Debt Funds	45%	44%	47%	42%
Other (1)	—	—	—	2%

Total		100%	100%	100%

(1)	Represents investments being held in cash equivalents as of December 31, 2017 pending transfer into debt and equity funds.

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50
% for 2019. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index.
The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 and 2018. Please also see Note 1 for a discussion of the Company’s fair value accounting policy.
Equity, Fixed Income, Index and Asset Allocation Funds
These investments are valued based on quoted prices from active markets. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Cash Equivalents
These investments are valued at cost, which approximates fair value, and are categorized in Level 1.
Real Estate Fund
These investments are valued at net asset value per unit based on a combination of market- and income-based models utilizing market discount rates, projected cash flows and the estimated value into perpetuity. In accordance with FASB Codification Topic 820, “Fair Value Measurement”, these investments have not been classified in the fair value hierarchy. The fair value amounts presented in the tables below for the Real Estate Fund are intended to permit reconciliation of the fair value hierarchy to the “Plan Assets at End of Year” line item shown in the “Change in Plan Assets” table above.

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2019 and 2018 are as follows (000’s):
	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2019
Pension Plan Assets:
Mutual Funds:
Equity Funds	$68,848	$68,848	$—	$—
Fixed Income Funds	44,980	44,980	—	—

Total Mutual Funds	113,828	113,828	—	—
Cash Equivalents	750	750

Total Assets in the Fair Value Hierarchy	$114,578	$114,578	$—	$—

Real Estate Fund–Measured at Net Asset Value	11,177

Total Assets	$125,755

2018
Pension Plan Assets:
Mutual Funds:
Equity Funds	$52,884	$52,884	$—	$—
Fixed Income Funds	43,281	43,281	—	—

Total Mutual Funds	96,165	96,165	—	—
Cash Equivalents	1,202	1,202

Total Assets in the Fair Value Hierarchy	$97,367	$97,367	$—	$—

Real Estate Fund–Measured at Net Asset Value	10,441

Total Assets	$107,808

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.
Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2019 and 2018 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2019
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$11,888	$11,888	$—	$—
Equity Funds	15,392	15,392	—	—

Total Assets	$27,280	$27,280	$—	$—

2018
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$9,905	$9,905	$—	$—
Equity Funds	11,204	11,204	—	—

Total Assets	$21,109	$21,109	$—	$—

Employee 401(k) Tax Deferred Savings Plan—
The Company sponsors the Unitil Corporation Tax Deferred Savings and Investment Plan (the 401(k) Plan) under Section 401(k) of the Internal Revenue Code and covering substantially all of the Company’s employees. Participants may elect to defer current compensation by contributing to the plan. Employees may direct, at their sole discretion, the investment of their savings plan balances (both the employer and employee portions) into a variety of investment options, including a Company common stock fund.
The Company’s contributions to the 401(k) Plan were $2.8
 million, $2.7
 million and $2.4
 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2019 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
and
15d-15(e))
were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules
13a-15(f)
and
15d-15(f).
Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears in Part II, Item 8 herein.
Changes in Internal Control over Financial Reporting
There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))
during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.
Item 9B.	Other Information

On January 30, 2020, the Company issued a press release announcing its results of operations for the quarter and year ended December 31, 2019. The press release is furnished with this Annual Report on Form
 10-K
as Exhibit 99.1.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020.
Item 11.	Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form
10-K.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020.
Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee
Pre-Approval
Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 2020.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2)—
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Balance Sheets—December 31, 2019 and 2018

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.
(3)—
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
Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)

Exhibit Number	Description of Exhibit	Reference*
4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.7	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.8	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.9	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.10	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.11	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.12	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.13	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.14	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.22
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
Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.24	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.25****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.26****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.27****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.28****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.29****	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.30
Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.
Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.31	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.32****	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.33	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.34****	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.35	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.36****	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.37	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders.	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.38	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.39	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.40	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6***	Severance Agreement dated January 30, 2019 between Unitil Corporation, Unitil Service Corp. and Christine L. Vaughan.	Exhibit 10.1 to Form 8-K dated January 30, 2019 (SEC File No. 1-8858)

10.7***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.8***	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.9***	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.11***	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.12***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.13***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.14***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2015.	Exhibit 4.1 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.15***	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.16***	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan.	Exhibit 10.1 to Form 10-Q for June 30, 2019 (SEC File No. 1-8858)

10.17***	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan.	Filed herewith

10.18***	Employment Agreement effective July 25, 2018 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.19***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.20***	Unitil Corporation—Compensation of Directors effective as of January 1, 2017.	Exhibit 10.20 to Form 10-K for 2016 (SEC File No. 1-8858)

10.21***	Unitil Corporation—Compensation of Directors effective as of January 1, 2019.	Filed herewith

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1
Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Filed herewith

99.1	Unitil Corporation Press Release Dated January 30, 2020 Announcing Earnings For the Quarter and Year Ended December 31, 2019.	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

*	The exhibits referred to in this column by specific designations and dates have heretofore been filed with the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

**	In accordance with Item 601(b)(4)(iii)(A) of Regulation
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

Unitil Corporation

Date January 30, 2020	By	/s/ Thomas P. Meissner, Jr.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/ s / Thomas P. Meissner, Jr . Thomas P. Meissner, Jr.	Principal Executive Officer; Director	January 30, 2020

/s/ Christine L. Vaughan Christine L. Vaughan	Principal Financial Officer	January 30, 2020

/s/ Laurence M. Brock Laurence M. Brock	Principal Accounting Officer	January 30, 2020

/s/ Albert H. Elfner , III Albert H. Elfner, III	Director	January 30, 2020

/s/ M. Brian O’Shaughnessy M. Brian O’Shaughnessy	Director	January 30, 2020

/s/ Eben S. Moulton Eben S. Moulton	Director	January 30, 2020

/s/ David P. Brownell David P. Brownell	Director	January 30, 2020

/s/ Edward F. Godfrey Edward F. Godfrey	Director	January 30, 2020

/s/ Michael B. Green Michael B. Green	Director	January 30, 2020

/s/ D r . Robert V. Antonucci Dr. Robert V. Antonucci	Director	January 30, 2020

/s/ Lisa Crutchfield Lisa Crutchfield	Director	January 30, 2020

/s/ David A. Whiteley David A. Whiteley	Director	January 30, 2020

/s/ Suzanne Foster Suzanne Foster	Director	January 30, 2020

/s/ Justine Vogel Justine Vogel	Director	January 30, 2020

/s/ Mark H. Collin Mark H. Collin	Director	January 30, 2020