Form 10-Q
period 2020-03-31
UNITIL CORP
filed 2020-04-30
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31
, 2020
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
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes
☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2020
Common Stock, n o par value	14,959,262 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended March 31, 2020

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
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:
•	the novel coronavirus
(COVID-19)
pandemic could adversely impact Unitil’s business, financial condition, results of operations and cash flows, including by disrupting the Company’s employees’ and contractors’ ability to provide ongoing services to the Company, by reducing customer demand for electricity or natural gas, or by reducing the supply of electricity or natural gas;

•	the Company’s regulatory and legislative environment (including laws and regulations relating to climate change, greenhouse gas emissions and other environmental matters), could affect the rates the Company is able to charge, the Company’s authorized rate of return, the Company’s ability to recover costs in its rates, the Company’s financial condition, results of operations and cash flows and the scope of the Company’s regulated activities;

•	fluctuations in the supply of, demand for, and the prices of, gas and electric energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;

•	customers’ preferred energy sources;

•	severe storms and the Company’s ability to recover storm costs in its rates;

•	declines in the valuation of capital markets, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;

•	general economic conditions, which could adversely affect (i) the Company’s customers and, consequently, the demand for the Company’s distribution services, (ii) the availability of credit and liquidity resources and (iii) certain of the Company’s counterparty’s obligations (including those of its insurers and lenders);

•	the Company’s ability to obtain debt or equity financing on acceptable terms;

•	increases in interest rates, which could increase the Company’s interest expense;

•	restrictive covenants contained in the terms of the Company’s and its subsidiaries’ indebtedness, which restrict certain aspects of the Company’s business operations;

•	variations in weather, which could decrease demand for the Company’s distribution services;

•	long-term global climate change, which could adversely affect customer demand or cause extreme weather events that could disrupt the Company’s electric and gas distribution services;

•	cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other reasons could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense;

•	outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance
(including with applicable legal requirements and industry standards) or reputational harm, which could negatively impact our results of operations;

•	numerous hazards and operating risks relating to the Company’s electric and gas distribution activities, which could result in accidents and other operating risks and costs;

•	catastrophic events;

•	the Company’s ability to retain its existing customers and attract new customers; and

•	increased competition.

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
PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Unitil Corporation’s 2019 Form
10-K
for additional information.
OVERVIEW
Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005.
Unitil’s principal business is the local distribution of electricity and gas throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:
i)	Unitil Energy Systems, Inc. (Unitil Energy), which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord;

ii)	Fitchburg Gas and Electric Light Company (Fitchburg), which provides both electric and gas service in the greater Fitchburg area of north central Massachusetts; and

iii)	Northern Utilities, Inc. (Northern Utilities), which provides gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England.

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 106,100 electric customers and 83,900 gas customers in their service territory.
In addition, Unitil is the parent company of Granite State Gas Transmission, Inc. (Granite State), an interstate gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north.
Unitil had an investment in Net Utility Plant of $1,125.1 million at March 31, 2020. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
RATES AND REGULATION
Regulation
Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.
Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its gas transmission pipeline company may also recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms.
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and gas sales volumes, respectively.

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
On November 21, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the impacts of the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). FERC also required transmission providers with stated rates to account for the ADIT impacts of the TCJA in their next rate case. The Company is complying with the new rule and there is no material impact on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities – Base Rates – Maine –
On June 28, 2019, Northern Utilities filed a petition with the MPUC seeking an increase to annual base operating revenues of $7.0 million. In addition, Northern Utilities requested approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) to allow for the recovery of the costs of replacing and relocating existing facilities and other operational and safety-related system improvements between rate cases. On March 26, 2020, the MPUC approved an increase to base revenue of $3.6M, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The CIRA was not approved. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt.
Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine –
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, effective May 1, 2019, to recover the revenue requirements for 2018 eligible facilities. The Company’s request to increase its annual base rates by $1.4 million, effective May 1, 2020, to recover the revenue requirements for 2019 eligible facilities was approved by the MPUC on April 29, 2020.
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
On December 17, 2019, Fitchburg filed for a $2.7 million increase in its electric base revenue decoupling target, which represents a 4.1% increase over 2018 test year operating electric revenues. On April 17, 2020, MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration of qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.
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
On December 17, 2019, Fitchburg filed for a $7.3 million increase in its gas base revenue decoupling target, which represents a 20.8% increase over 2018 test year total gas operating revenues. On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $400 thousand. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1,

2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. This matter remains pending before the MDPU.
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
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2020 and March 31, 2019 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
The Company is responding to the novel coronavirus
(COVID-19)
pandemic (the “coronavirus pandemic”) by taking steps to mitigate the potential risks posed by its spread. The Company’s electric and gas service utility distribution operating systems have continued to provide service to customers without disruption due to the coronavirus pandemic through the date of this filing. The Company has implemented its Crisis Response Plan to address specific aspects of the coronavirus pandemic. The Crisis Response Plan guides emergency response, business continuity, and the precautionary measures being taken on behalf of employees and the public. The Company has initiated extra precautions to protect employees who work in the field and for employees who continue to work in operations, distribution and corporate facilities. The Company has implemented social distancing and work from home policies, where appropriate. The Company continues to implement strong physical and cyber-security measures to ensure that its systems remain functional in order to serve both operational needs with a remote workforce and to help ensure uninterrupted service to customers.
The extent to which the coronavirus pandemic impacts the Company’s financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus pandemic, and the actions to contain the coronavirus pandemic or treat its impact, among others. In particular, the continued spread of the coronavirus could adversely impact the Company’s business, including (i) by disrupting the Company’s employees and contractors ability to provide ongoing services to the Company, (ii) by reducing customer demand for electricity or gas, or (iii) by reducing the supply of electricity or gas, each of which could have an adverse impact on the Company’s financial condition, results of operations, and cash flows.
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure discussed below) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, as previously discussed, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.

The Company analyzes operating results using Gas and Electric Adjusted Gross Margins, which are non-GAAP
measures. Gas Adjusted Gross Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. Electric Adjusted Gross Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company’s management believes Gas and Electric Adjusted Gross Margins provide useful information to investors regarding profitability. Also the Company’s management believes Gas and Electric Adjusted Gross Margins are important measures to analyze revenue from the Company’s ongoing operations because the approved cost of gas and electric sales are tracked, reconciled and passed through directly to customers in gas and electric tariff rates; resulting in an equal and offsetting amount reflected in Total Gas and Electric Operating Revenue.
In the tables below; the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as: Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as: Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended March 31, 2020 ($ in millions)
			Non- Regulated
	Gas	Electric	and Other	Total
Total Operating Revenue	$70.2	$60.2	$—	$130.4
Less: Cost of Sales	(27.8)	(37.1)	—	(64.9)
Less: Depreciation and Amortization	(7.4)	(5.9)	(0.2)	(13.5)

GAAP Gross Margin	35.0	17.2	(0.2)	52.0
Depreciation and Amortization	7.4	5.9	0.2	13.5

Adjusted Gross Margin	$42.4	$23.1	$—	$65.5

Three Months Ended March 31, 2019 ($ in millions)
			Non- Regulated
	Gas	Electric	and Other	Total
Total Operating Revenue	$86.4	$64.8	$0.9	$152.1
Less: Cost of Sales	(42.9)	(41.7)	—	(84.6)
Less: Depreciation and Amortization	(7.4)	(6.1)	(0.3)	(13.8)

GAAP Gross Margin	36.1	17.0	0.6	53.7
Depreciation and Amortization	7.4	6.1	0.3	13.8

Adjusted Gross Margin	$43.5	$23.1	$0.9	$67.5

Earnings Overview
The Company’s Net Income was $15.2 million, or $1.02 in earnings per share (EPS), for the first quarter of 2020, a decrease of $11.3 million in Net Income, or $0.76 per share, compared to the first quarter of 2019. In the first quarter of 2019 the Company recognized a one-time
net gain of $9.8 million, or $0.66 in EPS, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. The decrease in earnings was also driven by lower gas operating revenue, partially offset by lower cost of gas sales, reflecting warmer winter weather in 2020 compared to 2019. The Company estimates that the warmer than normal winter weather negatively affected Net Income by approximately $3.1 million, or $0.20 per share, in the first quarter of 2020.
Gas GAAP gross margin and gas adjusted gross margin (a
non-GAAP
measure) were $35.0 and $42.4 million, respectively, in the three months ended March 31, 2020, decreases of $1.1 million and $1.1 million,

respectively, compared to the same period in 2019. These decreases were driven by lower therm sales of $3.2 million, partially offset by higher rates of $1.4 million and customer growth of $0.7 million. The higher rates include a revenue decoupling adjustment of $0.6 million in the period for the Company’s gas distribution subsidiary in Massachusetts.
Gas therm sales decreased 6.7% in the three months ended March 31, 2020 compared to the same period in 2019. The decrease in gas therm sales in the Company’s service areas reflects warmer winter weather in the first quarter of 2020 compared to the same period in 2019. Based on weather data collected in the Company’s gas service areas, there were 11.5% fewer Effective Degree Days (EDD) in the first quarter of 2020, on average, compared to the same period in 2019 and 13.2% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 1.0% in the first quarter of 2020 compared to the same period in 2019. As of March 31, 2020, the number of gas customers served has increased by 1,082 over the previous year.
Electric GAAP gross margin was $17.2 million in the three months ended March 31, 2020, an increase of $0.2 million compared to the same period in 2019. Electric adjusted gross margin (a non-GAAP
measure1) was $23.1 million in the three months ended March 31, 2020, on par with the same period in 2019. Electric GAAP gross margin and electric adjusted gross margin were positively affected by higher electric distribution rates of $0.6 million, offset by the impact of warmer winter weather and lower average usage of $0.6 million on kWh sales. Additionally, electric GAAP gross margin in the three months ended March 31, 2020 reflects lower depreciation and amortization expense of $0.2 million compared to the same period in 2019.
Total electric kilowatt-hour (kWh) sales increased 0.8% compared to the first quarter of 2019. The increase in sales primarily reflects customer growth and increased sales to two large industrial customers in the Company’s Massachusetts service area, partially offset by the adverse impact of warmer winter weather in 2020 and lower average usage. As of March 31, 2020, the number of electric customers served has increased by 687 over the previous year. The Company’s Massachusetts service area operates under a revenue decoupling mechanism and therefore the increased sales to the two large industrial customers do not impact electric adjusted gross margin.
Operation and Maintenance (O&M) expenses decreased $0.6 million in the three months ended March 31, 2020 compared to the same period in 2019. The decrease in the first quarter of 2020 includes $0.4 million of lower labor and other costs related to Usource operations in the first quarter of 2019. The change in O&M expenses also reflects: lower utility operating costs of $1.0 million; higher bad debt expense of $0.6 million, which includes a provision for the impact of the coronavirus pandemic; and higher professional fees of $0.2 million. Labor costs in the first quarter of 2020 were on par with the same period in 2019, reflecting higher compensation costs offset by lower employee benefit costs.
Depreciation and Amortization expense decreased $0.3 million in the three months ended March 31, 2020 compared to the same period in 2019, reflecting lower amortization.
Taxes Other Than Income Taxes increased $0.1 million in the three months ended March 31, 2020 compared to the same period in 2019, reflecting higher local property tax rates on higher levels of utility plant assets in service.
Other Expense (Income), Net changed from income of $12.1 million in the first quarter of 2019 to an expense of $1.5 million in the first quarter of 2020, a net change of $13.6 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.2 million of higher retirement benefit costs in 2020.
Interest Expense, Net in the three months ended March 31, 2020 was on par compared to the same period in 2019, primarily reflecting higher interest on long-term debt, offset by lower short-term interest rates on lower levels of short-term debt.
Provision for Income Taxes decreased $3.5 million for the three months ended March 31, 2020 compared to the same period in 2019, reflecting lower pre-tax
earnings in the current period.

At its January 2020 and April 2020 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.375 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.50 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
A more detailed discussion of the Company’s results of operations for the three months ended March 31, 2020 is presented below.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales –
Unitil’s total therm sales of gas decreased 6.7% in the three months ended March 31, 2020 compared to the same period in 2019, reflecting decreases of 7.9% and 6.2% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The decrease in gas therm sales in the Company’s service areas reflects warmer winter weather in the first quarter of 2020 compared to the same period in 2019. Based on weather data collected in the Company’s gas service areas, there were 11.5% fewer EDD in the first quarter of 2020, on average, compared to the same period in 2019 and 13.2% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 1.0% in the first quarter of 2020 compared to the same period in 2019. As of March 31, 2020, the number of gas customers served has increased by 1,082 over the previous year. As previously discussed, gas adjusted gross margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three months ended March 31, 2020 and 2019, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2020	2019	Change	% Change
Residential	22.1	24.0	(1.9)	(7.9%)
Commercial / Industrial	67.6	72.1	(4.5)	(6.2%)

Total	89.7	96.1	(6.4)	(6.7%)

Gas Operating Revenues and Gas Adjusted Gross Margin
– The following table details total Gas Operating Revenues and Gas Adjusted Gross Margin for the three months ended March 31, 2020 and 2019:

Gas Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Gas Operating Revenues:
Residential	$29.5	$35.8	$(6.3)	(17.6%)
Commercial / Industrial	40.7	50.6	(9.9)	(19.6%)

Total Gas Operating Revenues	$70.2	$86.4	$(16.2)	(18.8%)

Cost of Gas Sales	$27.8	$42.9	$(15.1)	(35.2%)

Gas Adjusted Gross Margin	$42.4	$43.5	$(1.1)	(2.5%)

Gas adjusted gross margin was $42.4 million in the three months ended March 31, 2020, a decrease of $1.1 million compared to the same period in 2019. The decrease in gas adjusted gross margin was driven by lower therm sales of $3.2 million, partially offset by higher rates of $1.4 million and customer growth of $0.7 million. The higher rates include a revenue decoupling adjustment of $0.6 million in the period for the Company’s gas distribution subsidiary in Massachusetts.

The decrease in Total Gas Operating Revenues of $16.2 million in the first quarter of 2020 reflects lower cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and lower gas sales volumes.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
– In the first quarter of 2020, Unitil’s total electric kWh sales increased 0.8% compared to the first quarter of 2019. Sales to Residential customers decreased 1.3% and sales to C&I customers increased 2.5% in the first quarter of 2020 compared to the same period in 2019. The decrease in sales to Residential customers reflects warmer winter weather in 2020, discussed above, and lower average usage per customer due to energy efficiency initiatives and net metered distributed generation, partially offset by customer growth. The increase in sales to C&I customers primarily reflects increased sales to two large industrial customers in the Company’s Massachusetts service area and customer growth, partially offset by the adverse impact of warmer winter weather in 2020. As of March 31, 2020, the number of electric customers served has increased by 687 over the previous year. As previously discussed, electric adjusted gross margin derived from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.
The following table details total kWh sales for the three months ended March 31, 2020 and 2019 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2020	2019	Change	% Change
Residential	179.1	181.5	(2.4)	(1.3%)
Commercial / Industrial	241.9	236.0	5.9	2.5%

Total	421.0	417.5	3.5	0.8%

Electric Operating Revenues and Electric Adjusted Gross Margin
– The following table details total Electric Operating Revenues and Electric Adjusted Gross Margin for the three months ended March 31, 2020 and 2019:

Electric Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Electric Operating Revenues:
Residential	$35.9	$38.8	$(2.9)	(7.5%)
Commercial / Industrial	24.3	26.0	(1.7)	(6.5%)

Total Electric Operating Revenues	$60.2	$64.8	$(4.6)	(7.1%)

Total Cost of Electric Sales	$37.1	$41.7	$(4.6)	(11.0%)

Electric Sales Margin	$23.1	$23.1	$—	—

Electric adjusted gross margin was $23.1 million in the three months ended March 31, 2020, on par with the same period in 2019. Electric adjusted gross margin in the first quarter of 2020 was positively affected by higher electric distribution rates of $0.6 million, offset by the impact of warmer winter weather and lower average usage of $0.6 million on kWh sales, discussed above. Although overall kWh sales increased 0.8% in the first quarter of 2020 compared to the same period in 2019, this increase was driven by two large industrial customers in the Company’s Massachusetts service area, which operates under a revenue decoupling mechanism and therefore these increases do not impact electric adjusted gross margin.
The decrease in Total Electric Operating Revenues of $4.6 million in the first quarter of 2020 reflects lower cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher sales of electricity.
Operating Revenue – Other
The following table details total Other Operating Revenue for the three months ended March 31, 2020 and 2019:

Other Operating Revenue ($ in millions)
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Other	$—	$0.9	$(0.9)	N/M

Total Other Operating Revenue	$—	$0.9	$(0.9)	N/M

Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s former non-regulated
energy brokering business, Usource, decreased $0.9 million in the first quarter of 2020, compared to the first quarter of 2019, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).
Operating Expenses
Cost of Gas Sales
– Cost of Gas Sales includes the cost of gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $15.1 million, or 35.2%, in the three months ended March 31, 2020 compared to the same period in 2019. This decrease reflects lower wholesale gas prices and lower sales of gas. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Cost of Electric Sales
– Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $4.6 million, or 11.0%, in the three months ended March 31, 2020 compared to the same period in 2019. This decrease reflects lower wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers and slightly higher sales of electricity. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Operation and Maintenance
– O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses decreased $0.6 million, or 3.2%, in the three months ended March 31, 2020 compared to the same period in 2019. The decrease in the first quarter of 2020 includes $0.4 million of lower labor and other costs related to Usource operations in the first quarter of 2019. The change in O&M expenses also reflects: lower utility operating costs of $1.0 million; higher bad debt expense of $0.6 million, which includes a provision for the impact of the coronavirus pandemic; and higher professional fees of $0.2 million. Labor costs in the first quarter of 2020 were on par with the same period in 2019, reflecting higher compensation costs offset by lower employee benefit costs.

Depreciation and Amortization -
Depreciation and Amortization expense decreased $0.3 million, or 2.2%, in the three months ended March 31, 2020 compared to the same period in 2019, reflecting lower amortization.
Taxes Other Than Income Taxes -
Taxes Other Than Income Taxes increased $0.1 million, or 1.6%, in the three months ended March 31, 2020 compared to the same period in 2019, reflecting higher local property tax rates on higher levels of utility plant assets in service.
Other Expense (Income), Net –
Other Expense (Income), Net changed from income of $12.1 million in the first quarter of 2019 to an expense of $1.5 million in the first quarter of 2020, a net change of $13.6 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.2 million of higher retirement benefit costs in 2020.
Provision for Income Taxes
– Federal and State Income Taxes decreased $3.5 million for the three months ended March 31, 2020 compared to the same period in 2019, reflecting lower pre-tax
earnings in the current period.
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

Interest Expense, Net ($in millions)	Three Months Ended March 31,
	2020	2019	Change
Interest Expense
Long-term Debt	$6.1	$5.7	$0.4
Short-term Debt	0.6	1.0	(0.4)
Regulatory Liabilities	0.1	0.1	—

Subtotal Interest Expense	6.8	6.8	—

Interest (Income)
Regulatory Assets	(0.3)	(0.2)	(0.1)
AFUDC and Other	(0.3)	(0.4)	0.1

Subtotal Interest (Income)	(0.6)	(0.6)	—

Total Interest Expense, Net	$6.2	$6.2	$—

Interest Expense, Net in the three months ended March 31, 2020 was on par compared to the same period in 2019, primarily reflecting higher interest on long-term debt, offset by lower short-term interest rates on lower levels of short-term debt.

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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At March 31, 2020, March 31, 2019 and December 31, 2019, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $74.3 million for the three months ended March 31, 2020. Total gross repayments were $61.3 million for the three months ended March 31, 2020. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2020, March 31, 2019 and December 31, 2019:

	Revolving Credit Facility ($in millions)
	March 31,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	71.6	65.8	58.6
Letter of Credit Outstanding	0.1	—	0.1

Available	$48.3	$54.2	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2020, March 31, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)
The Company is monitoring the novel coronavirus
(COVID-19)
pandemic and does not believe it will adversely affect the Company’s access to capital and funding sources and its planned capital expenditures. The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and capital investment forecast opportunities.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On December 18, 2019, Unitil Corporation issued $30 million of Notes due 2029 at 3.43%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2020, there were approximately $6.2 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $2.5 million, $2.2 million and $6.5 million of gas storage inventory at March 31, 2020, March 31, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in March 2020 and payable in April 2020 is $0.6 million and is recorded in Accounts Payable at March 31, 2020. The amount of gas inventory released in March 2019 and payable in April 2019 was $2.1 million and was recorded in Accounts Payable at March 31, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.

Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of March 31, 2020, there were approximately $6.2 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
Critical Accounting Policies
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of March 31, 2020, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2019 Form
10-K
for additional information.
LABOR RELATIONS
As of March 31, 2020, the Company and its subsidiaries had 520 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of March 31, 2020, a total of 171 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2020:

	Employees Covered	CBA Expiration
Fitchburg	45	05/31/2022
Northern Utilities NH Division	36	09/04/2020
Northern Utilities ME Division	40	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	40	05/31/2023
Unitil Service	6	05/31/2023
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
As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2020 and March 31, 2019 were 2.6% and 3.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.
COMMODITY PRICE RISK
Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making.
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
UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating Revenues
Gas	$70.2	$86.4
Electric	60.2	64.8
Other	—	0.9

Total Operating Revenues	130.4	152.1

Operating Expenses
Cost of Gas Sales	27.8	42.9
Cost of Electric Sales	37.1	41.7
Operation and Maintenance	17.9	18.5
Depreciation and Amortization	13.5	13.8
Taxes Other than Income Taxes	6.5	6.4

Total Operating Expenses	102.8	123.3

Operating Income	27.6	28.8
Interest Expense, Net	6.2	6.2
Other Expense (Income), Net	1.5	(12.1)

Income Before Income Taxes	19.9	34.7
Provision For Income Taxes	4.7	8.2

Net Income	$15.2	$26.5

Net Income Per Common Share (Basic and Diluted)	$1.02	$1.78
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	March 31,		December 31,
	2020	2019	2019
ASSETS:
Current Assets :
Cash and Cash Equivalents	$6.2	$4.3	$5.2
Accounts Receivable, Net	62.6	73.9	55.1
Accrued Revenue	38.6	40.2	50.0
Exchange Gas Receivable	2.2	0.4	6.1
Gas Inventory	0.4	0.5	0.8
Materials and Supplies	9.2	7.8	7.9
Prepayments and Other	6.6	6.8	5.8

Total Current Assets	125.8	133.9	130.9

Utility Plant:
Gas	869.7	778.6	837.7
Electric	538.4	511.3	529.7
Common	62.8	61.1	62.7
Construction Work in Progress	43.3	26.1	37.4

Total Utility Plant	1,514.2	1,377.1	1,467.5
Less: Accumulated Depreciation	389.1	339.3	356.0

Net Utility Plant	1,125.1	1,037.8	1,111.5

Other Noncurrent Assets:
Regulatory Assets	105.3	97.9	112.0
Operating Lease Right of Use Assets	4.9	3.9	4.0
Other Assets	17.3	16.7	12.4

Total Other Noncurrent Assets	127.5	118.5	128.4

TOTAL ASSETS	$1,378.4	$1,290.2	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	March 31,		December 31,
	2020	2019	2019
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$26.5	$33.0	$37.6
Short-Term Debt	71.6	65.8	58.6
Long-Term Debt, Current Portion	6.3	19.5	19.5
Regulatory Liabilities	10.5	15.0	7.4
Energy Supply Obligations	7.9	4.6	10.5
Interest Payable	7.2	7.0	4.5
Environmental Obligations	0.3	0.6	0.6
Other Current Liabilities	16.8	19.3	21.1

Total Current Liabilities	147.1	164.8	159.8

Noncurrent Liabilities:
Retirement Benefit Obligations	145.4	122.9	141.9
Deferred Income Taxes, Net	108.7	103.8	103.6
Cost of Removal Obligations	98.8	93.7	96.0
Regulatory Liabilities	45.1	47.4	46.6
Environmental Obligations	1.9	1.4	2.1
Other Noncurrent Liabilities	7.2	9.3	6.5

Total Noncurrent Liabilities	407.1	378.5	396.7

Capitalization:
Long-Term Debt, Less Current Portion	436.3	373.0	437.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,963,444, 14,916,044 and 14,930,170 Shares)	284.0	280.7	282.5
Retained Earnings	103.7	93.0	94.1

Total Common Stock Equity	387.7	373.7	376.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	387.9	373.9	376.8

Total Capitalization	824.2	746.9	814.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,378.4	$1,290.2	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net Income	$15.2	$26.5
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	13.5	13.8
Deferred Tax Provision	4.7	8.2
Gain on Divestiture, Net (See Note 1)	—	(13.4)
Changes in Working Capital Items:
Accounts Receivable	(7.5)	(7.1)
Accrued Revenue	11.4	14.5
Exchange Gas Receivable	3.9	7.7
Regulatory Liabilities	3.1	3.5
Accounts Payable	(11.1)	(9.6)
Other Changes in Working Capital Items	(3.0)	0.3
Deferred Regulatory and Other Charges	(0.4)	(6.9)
Other, Net	(1.9)	0.3

Cash Provided by Operating Activities	27.9	37.8

Investing Activities:
Property, Plant and Equipment Additions	(16.8)	(10.9)
Proceeds from Divestiture, Net (See Note 1)	—	13.4

Cash Provided by (Used in) Investing Activities	(16.8)	2.5

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, Net	13.0	(17.0)
Repayment of Long-Term Debt	(14.4)	(13.4)
Increase (Decrease) in Capital Lease Obligations	0.2	(0.9)
Net Decrease in Exchange Gas Financing	(3.6)	(7.3)
Dividends Paid	(5.6)	(5.5)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(10.1)	(43.8)

Net Increase (Decrease) in Cash and Cash Equivalents	1.0	(3.5)
Cash and Cash Equivalents at Beginning of Period	5.2	7.8

Cash and Cash Equivalents at End of Period	$6.2	$4.3

Supplemental Cash Flow Information:
Interest Paid	$3.6	$3.6
Income Taxes Paid	$—	$—
Payments on Capital Leases	$0.1	$0.8
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.5	$0.7
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.9	$3.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		15.2	15.2
Dividends on Common Shares ($0.375 per Common Share)		(5.6)	(5.6)
Stock Compensation Plans	1.2		1.2
Issuance of 4,644 Common Shares	0.3		0.3

Balance at March 31, 2020	$284.0	$103.7	$387.7
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		26.5	26.5
Dividends on Common Shares ($0.370 per Common Share)		(5.5)	(5.5)
Stock Compensation Plans	1.3		1.3
Issuance of 5,939 Common Shares	0.3		0.3

Balance at March 31, 2019	$280.7	$93.0	$373.7

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
The Company’s earnings are seasonal and are typically higher in the first and fourth quarters when customers use gas for heating purposes.
Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and capital city areas of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; and Northern Utilities, which operates in New Hampshire and Maine (collectively referred to as the “distribution utilities”).
Granite State is an interstate gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and, to a lesser extent, third-party marketers.
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
See additional discussion in “Divestiture of
Non-Regulated
Business Subsidiary” below.
Basis of Presentation –
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (SEC) on January 30, 2020, for a description of the Company’s Basis of Presentation.

Divestiture of Non-Regulated Business Subsidiary –
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $13.4 million on this divestiture is included in Other Expense (Income), Net on the Consolidated Statements of Earnings for the three months ended March 31, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes.
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
Billed and unbilled revenue is recorded when service is rendered or energy is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each calendar month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenues are calculated. These unbilled revenues are estimated each month based on estimated customer usage by class and applicable customer rates, taking into account current and historical weather data, assumptions pertaining to metering patterns, billing cycle statistics, and other estimates and assumptions, and are then reversed in the following month when billed to customers.
A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.
The Company’s billed and unbilled revenue meets the definition of “revenues from contracts with customers” as defined in Accounting Standards Codification (ASC) 606.
Revenue recognized in connection with rate adjustment mechanisms is consistent with the definition of alternative revenue programs in ASC
980-605-25-3,
as the Company has the ability to adjust rates in the future as a result of past activities or completed events. The rate adjustment mechanisms meet the criteria within ASC
980-605-25-4.
In cases where allowable costs are greater than operating revenues billed in the current period for the individual rate adjustment mechanism additional operating revenue is recognized. In cases where allowable costs are less than operating revenues billed in the current period for the individual rate adjustment mechanism, operating revenue is reduced. AS
C

606
requires the Company to disclose separately the amount of revenues from contracts with customers and alternative revenue program revenues.
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended March 31, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$31.1	$34.4	$65.5
C&I	42.3	24.1	66.4
Other	3.0	2.0	5.0

Total Billed and Unbilled Revenue	76.4	60.5	136.9
Rate Adjustment Mechanism Revenue	(6.2)	(0.3)	(6.5)

Total Gas and Electric Operating Revenues	$70.2	$60.2	$130.4

	Three Months Ended March 31, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$38.7	$35.7	$74.4
C&I	54.0	24.7	78.7
Other	6.5	2.3	8.8

Total Billed and Unbilled Revenue	99.2	62.7	161.9
Rate Adjustment Mechanism Revenue	(12.8)	2.1	(10.7)

Total Gas and Electric Operating Revenues	$86.4	$64.8	$151.2

Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the MDPU.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2020, March 31, 2019 and December 31, 2019, the Unitil subsidiaries had deposited $2.4 million, $3.0 million and $1.9 million, respectively to satisfy their
ISO-NE
obligations.
Financial Instruments –
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material impact on the financial statements.
Allowance for Doubtful Accounts –
The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate, which is adjusted for current conditions, customer trends, or other factors such as macroeconomic conditions, to customer account balances. The Company also calculates the amount of written-off
receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.
The Allowance for Doubtful Accounts as of March 31, 2020, March 31, 2019 and December 31, 2019, was as follows:

($ millions)
	March 31,		December 31,
	2020	2019	2019
Allowance for Doubtful Accounts	$1.8	$1.7	$1.0

Accounts Receivable, Net includes $1.7 million, $1.7 million, and $1.0 million of the Allowance for Doubtful Accounts at March 31, 2020, March 31, 2019 and December 31, 2019, respectively. Unbilled Revenues, net (a component of Accrued Revenue, shown in the table below) includes $0.1 million of the Allowance for Doubtful Accounts at March 31, 2020.
Accrued Revenue
–
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2020, March 31, 2019 and December 31, 2019.

	March 31,		December 31,
Accrued Revenue ($ millions)	2020	2019	2019
Regulatory Assets – Current	$28.4	$29.4	$35.8
Unbilled Revenues , net	10.2	10.8	14.2

Total Accrued Revenue	$38.6	$40.2	$50.0

Exchange Gas Receivable –
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows
the components of Exchange Gas Receivable as of March 31, 2020, March 31, 2019 and December 31, 2019.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2020	2019	2019
Northern Utilities	$1.9	$0.2	$5.5
Fitchburg	0.3	0.2	0.6

Total Exchange Gas Receivable	$2.2	$0.4	$6.1

Gas Inventory
– The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of March 31, 2020, March 31, 2019 and December 31, 2019.

	March 31,		December 31,
Gas Inventory ($ millions)	2020	2019	2019
Natural Gas	$—	$—	$0.4
Propane	0.3	0.4	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.4	$0.5	$0.8

Utility Plant –
The cost of additions to Utility Plant and the cost of renewals and betterments are ca pitaliz
ed. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2020, March 31, 2019 and December 31, 2019, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $98.8 million, $93.7 million, and $96.0 million, respectively.
Leases –
The Company records assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s accounting policy election is to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. See additional discussion below in the “Leases” section of Note 4 to the Consolidated Financial Statements.

Regulatory Accounting –
The Company’s principal business is the distribution of electricity and gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2020	2019	2019
Retirement Benefits	$80.8	$72.4	$88.9
Energy Supply & Other Rate Adjustment Mechanisms	25.7	25.1	31.0
Deferred Storm Charges	5.3	5.9	5.6
Environmental	6.4	7.6	7.2
Income Taxes	4.0	4.7	4.2
Other Deferred Charges	11.5	11.6	10.9

Total Regulatory Assets	133.7	127.3	147.8
Less: Current Portion of Regulatory Assets (1)	28.4	29.4	35.8

Regulatory Assets – noncurrent	$105.3	$97.9	$112.0

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2020	2019	2019
Income Taxes (Note 8)	$46.1	$48.2	$47.6
Rate Adjustment Mechanisms	9.1	13.6	6.0
Other	0.4	0.6	0.4

Total Regulatory Liabilities	55.6	62.4	54.0
Less: Current Portion of Regulatory Liabilities	10.5	15.0	7.4

Regulatory Liabilities—noncurrent	$45.1	$47.4	$46.6

Generally, the Company receives a return on investment on its regulat ory
assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2020 are $7.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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
As discussed below in the “Fitchburg – Massachusetts RFP’s” section of Note 6 to the
Consolidated Financial Statements
, Fitchburg has entered into power purchase agreements for which contingencies exist. Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material i mpa
ct on the contractual obligations and regulatory assets of Fitchburg, once they qualify for derivative accounting.
Investments in Marketable Securities
– The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See further discussion of the SERP in Note 9).
At March 31, 2020, March 31, 2019 and December 31, 2019, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.5 million, $5.1 and $5.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Money Market Funds	$5.5	$5.1	$5.6

Total Marketable Securities	$5.5	$5.1	$5.6

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
At March 31, 2020, March 31, 2019 and December 31, 2019, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.4 million, $0.1 million and $0.2 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Equity Funds	$0.1	$—	$0.1
Money Market Funds	0.3	0.1	0.1

Total Marketable Securities	$0.4	$0.1	$0.2

Energy Supply Obligations –
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2020	2019	2019
Current:
Exchange Gas Obligation	$1.9	$0.2	$5.5
Renewable Energy Portfolio Standards	5.7	4.1	4.7
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	7.9	4.6	10.5
Long-Term:
Power Supply Contract Divestitures	0.2	0.5	0.3

Total Energy Supply Obligations	$8.1	$5.1	$10.8

Exchange Gas Obligation
–
As discussed in “Exchange Gas Receivable” above, Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.
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
Power Supply Contract Divestitures –
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of March 31, 2020, Fitchburg has fully-recovered its power supply-related stranded costs and Unitil Energy has $0.5 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).
Subsequent Events –
The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements, except for the order issued by the MDPU on April 17, 2020 approving a settlement agreement entered into by Fitchburg and the Massachusetts Office of the Attorney General (See Note 6 to the Consolidated Financial Statements).
Note 2
–
Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375
10/23/19	11/27/19	11/13/19	$0.370
07/24/19	08/29/19	08/15/19	$0.370

04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

note 3
–
Segment Information
The following table provides significant segment financial data for the three months ended March 31, 2020 and March 31, 2019:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended March 31, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$76.4	$60.5	$—	$—	$136.9
Rate Adjustment Mechanism Revenue	(6.2)	(0.3)	—	—	(6.5)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	70.2	60.2	—	—	130.4

Segment Profit (Loss)	12.3	2.6	—	0.3	15.2
Identifiable Segment Assets	821.4	537.7	0.1	19.2	1,378.4
Capital Expenditures	5.8	9.9	—	1.1	16.8

Three Months Ended March 31, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$99.2	$62.7	$—	$—	$161.9
Rate Adjustment Mechanism Revenue	(12.8)	2.1	—	—	(10.7)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	86.4	64.8	0.9	—	152.1

Segment Profit (Loss)	13.7	1.9	10.1	0.8	26.5
Identifiable Segment Assets	771.6	502.3	0.1	16.2	1,290.2
Capital Expenditures	3.3	6.6	—	1.0	10.9

Note 4
–
debt and financing arrangements
Details on long-term debt at March 31, 2020, March 31, 2019 and December 31, 2019 are shown below:

($ millions)	March 31,		December 31,
	2020	2019	2019
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	—	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	—	5.0	5.0
8.49% Senior Secured Notes, Due October 14, 2024	4.5	6.0	4.5
6.96% Senior Secured Notes, Due September 1, 2028	18.0	20.0	18.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	3.8	5.7	3.8
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	10.8	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
5.29% Senior Notes, Due March 2, 2020	—	8.2	8.2
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	—	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	446.1	395.9	460.5
Less: Unamortized Debt Issuance Costs	3.5	3.4	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	442.6	392.5	457.0
Less: Current Portion	6.3	19.5	19.5

Total Long-term Debt, Less Current Portion	$436.3	$373.0	$437.5

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

($ millions)	March 31,		December 31,
	2020	2019	2019
Estimated Fair Value of Long-Term Debt	$494.7	$418.0	$518.7

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $74.3 million for the three months ended March 31, 2020. Total gross repayments were $61.3 million for the three months ended March 31, 2020. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31 2020, March 30, 2019 and December 31, 2019:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	71.6	65.8	58.6
Letter of Credit Outstanding	0.1	—	0.1

Available	$48.3	$54.2	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2020, March 31, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.
The average interest rates on all short-term borrowings and intercompany money pool transactions were 2.6% and 3.7% for the three months ended March 31, 2020 and March 31, 2019, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.

As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On December 18, 2019, Unitil Corporation issued $30 million of Notes due 2029 at 3.43%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.

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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager.
There was $2.5 million, $2.2 million and $6.5
million of gas storage inventory at March 31, 2020, March 31, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in March 2020 and payable in April 2020 is $0.6
million and is recorded in Accounts Payable at March 31, 2020. The amount of gas inventory released in March 2019 and payable in April 2019 was $2.1
million and was recorded in Accounts Payable at March 31, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2020, there were approximately $6.2 million of guarantees outstanding.
Leases
Unitil’s subsidiaries and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended March 31, 2020 and 2019 amounted to $0.4 million and $0.4 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	March 31,		December 31,
Lease Obligations ($ millions)	2020	2019	2019
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.4	$1.1	$1.2
Other Noncurrent Liabilities (long-term portion)	3.5	2.8	2.8

Total Operating Lease Obligations	$4.9	$3.9	$4.0

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$3.0	$0.2
Other Noncurrent Liabilities (long-term portion)	0.4	1.9	0.3

Total Capital Lease Obligations	$0.6	$4.9	$0.5

Total Lease Obligations	$5.5	$8.8	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the three months ended March 31, 2020 was $0.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.2 million, $14.9 million and $1.2 million as of March 31, 2020, March 31, 2019 and December 31, 2019, respectively, less accumulated amortization of $0.7 million, $1.8 million and $0.6 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of March 31, 2020. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.4 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2020.
The payments for operating leases consist of $1.4 million of current operating lease obligations, which are included in Other Current Liabilities and $3.5 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2020.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2020	$1,211	$215
2021	1,455	193
2022	1,174	130
2023	873	88
2024	544	33
2025-2029	140	—

Total Payments	5,397	659

Less: Interest	497	35

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,900	$624

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of March 31, 2020, the weighted average remaining lease term is 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.9%.

Note 5
–
Common Stock and preferred stock
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 14,916,044, 14,930,170 and 14,963,444 shares of common stock outstanding at March 31, 2019, December 31, 2019 and March 31, 2020, respectively.
Dividend Reinvestment and Stock Purchase Plan –
During the first quarter of 2020, the Company sold 4,644 shares of its common stock, at an average price of $61.16 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $284,000. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 28, 2020, 28,630 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.8 million. There were 56,813 and 60,496 non-vested
shares under the Stock Plan as of March 31, 2020 and 2019, respectively. The weighted average grant date fair value of these shares was $54.88 and $46.23, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was approximately $1.1 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. During the three months ended March 31, 2020 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.

Restricted Stock Units
Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2020 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2019	70,364	$41.20
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	469	$56.34
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2020	70,833	$41.30

There were 62,206 Restricted Stock Units outstanding as of March 31, 2019 with a weighted average stock price of $38.36. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2020, March 31, 2019 and December 31, 2019 is $1.6 million, $1.4 million and $1.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There was $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2020. There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2019. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2020 and March 31, 2019, respectively.
Note 6 – REgulatory Matters
Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2019 as filed with the Securities and Exchange Commission on january 30, 2020.
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
On November 21, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the impacts of the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). FERC also required transmission providers with stated rates to account for the ADIT impacts of the TCJA in their next rate case. The Company is complying with the new rule and there is no material impact on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities – Base Rates – Maine –
On June 28, 2019, Northern Utilities filed a petition with the MPUC seeking an increase to annual base operating revenues of $7.0 million. In addition, Northern Utilities requested approval to implement a multi-year alternative rate mechanism (“Capital Investment Recovery Adjustment” or “CIRA”) to allow for the recovery of the costs of replacing and relocating existing facilities and other operational and safety-related system improvements between rate cases. On March 26, 2020, the MPUC approved an increase to base revenue of $3.6M, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The CIRA was not approved. The order approved a return on equity of 9.48
%
, and a hypothetical capital structure of 50
%
equity and 50
%
debt.
Northern Utilities – Targeted Infrastructure Replacement Adjustment (TIRA) – Maine –
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. On April 17, 2019, the MPUC approved the Company’s request to increase its annual base rates by 2.1%, or $1.0 million, effective May 1, 2019, to recover the revenue requirements for 2018 eligible facilities. The Company’s request to increase its annual base rates by $1.4 million, effective May 1, 2020, to recover the revenue requirements for 2019 eligible facilities was approved by the MPUC on April 29, 2020
.
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

On December 17, 2019, Fitchburg filed for a $2.7 million increase in its electric base revenue decoupling target, which represents a 4.1%

increase over 2018 test year operating electric revenues. On April 17, 2020, MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The agreement provides for a return on equity of 9.7
%
and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration of qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.

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
On December 17, 2019, Fitchburg filed for a $7.3 million increase in its gas base revenue decoupling target, which represents a 20.8% increase over 2018 test year total gas operating revenues. On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the
Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $400 thousand
. The agreement provides for a return on equity of 9.7
%
and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. This matter remains pending before the MDPU.
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

Other Matters
Fitchburg – Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System –
The MDPU has engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board which focuses on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator will examine the following areas: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued its final report on January 31, 2020, which contained a number of observation and recommendations for the improvement of gas distribution safety. On February 28, 2020, the Company filed a response and plan to implement the Unitil specific recommendations as well as generic safety improvements.
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
one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On July 11, 2019, the MPUC approved Northern Utilities’ request to extend its contract for firm transmission on its affiliate Granite State pipeline for another year, extending the current contract for the period of November 1, 2019 through October 31, 2020. On April 2, 2020, Northern submitted the annual information report for the period of November 1, 2020 through October 31, 2021.
Reconciliation Filings –
Fitchburg, Unitil Energy and Northern Utilities each have a number of regulatory reconciling accounts which require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile costs and revenues and seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy; and the actual wholesale energy costs for electric power and gas incurred by each of the three companies. Fitchburg, Unitil Energy and Northern Utilities have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings and there are no material issues outstanding.
Fitchburg – Massachusetts RFPs –
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 MW’s of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydro, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours by December 31, 2022. Unitil’s pro rata share of each of these contracts is approximately one percent.
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

The EDCs issued the RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation in June 2017. Final selection of projects was made in May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed two long-term contracts, each for 400MW of offshore wind energy generation with the MDPU for approval. On April 12, 2019, the MDPU approved the Offshore Wind Energy Generation power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
The EDCs issued an RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This is the second solicitation pursuant to Section 83C and with the MDPU’s approval of the Vineyard Wind contracts for 800 MW of offshore wind energy generation as a result of the first solicitation, the remaining obligation under 83C is to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020.
FERC Transmission Formula Rate Proceedings –
Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit issued an opinion vacating a decision of the FERC with respect to the ROE, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed return on equity component of the formula rates. On November 21, 2019 the FERC issued an order in
EL14-12,
Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. In response to the FERC order in EL
14-12,
the New England Transmission Owners (NETOs) filed a motion to reopen the record, which has been granted. This matter remains pending.
Also pending at FERC is a Section 206 proceeding concerning the justness and reasonableness of
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETO’s filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETO’s, Municipal PTF Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. Work towards a final settlement continues. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.

Legal Proceedings
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material impact on its financial position, operating results or cash flows.
note 7 – eNVIRONMENTAL MATTERS
Unitil’s Environmental matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2019 as filed with the Securities and Exchange Commission on january 30, 2020.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31,
2020
, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. Due to delays associated with the novel coronavirus
(
COVID-19
)
pandemic, the results of the review, along with recommendations regarding remedial action, will be submitted to the NH DES in
June 2020
. While any recommendation is subject to approval by the NH DES, the Company has accrued $
0.8
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
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2020 and 2019.

Environmental Obligations
	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2020	2019	2020	2019	2020	2019
Total Balance at Beginning of Period	$—	$—	$2.7	$2.0	$2.7	$2.0
Additions	—	—	—	0.1	—	0.1
Less: Payments / Reductions	—	—	0.5	0.1	0.5	0.1

Total Balance at End of Period	—	—	2.2	2.0	2.2	2.0

Less: Current Portion	—	—	0.3	0.6	0.3	0.6

Noncurrent Balance at End of Period	$—	$—	$1.9	$1.4	$1.9	$1.4

Note 8: INCOME TAXES
In March 2020
the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and included them in its tax computation as of March 31, 2020.
Income tax filings for the year ended December 31, 2018 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions at March 31, 2020 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2016; December 31, 2017; and December 31, 2018.
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
In March 2020
,
the MPUC approved Northern Utilities’ base rate increase effective April 1, 2020. Part of the base rate increase is the flow back of excess ADIT through base rates. Northern Utilities was ordered to begin flowing back to customer excess ADIT of $12.3 million to gas ratepayers over approximately 20 years.
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
According to the FERC guidance; the amount of the reduction to ADIT that was previously collected from customers but is no longer payable to the IRS is excess ADIT and should be flowed back to ratepayers under general ratemaking principles. On November 21, 2019 the FERC issued a final order Docket No.
RM19-5-000
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
In addition to the $48.9 million of net excess ADIT noted above, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. As of December 31, 2019 there was $0.3 million remaining; of which, $0.2 million was recognized as of March 31, 2020. The remaining $0.1 million will be recognized in 2020.
The Company has received regulatory orders in its Massachusetts and Maine jurisdictions regarding the flow-back of excess deferred income taxes. The Company’s New Hampshire regulators are expected to issue additional ratemaking guidance in future periods that will determine the final disposition of the re-measurement
of regulatory deferred income tax balances. At this time, the Company has applied a reasonable interpretation of the TCJA and a reasonable estimate of the regulatory resolution. Future clarification of TCJA matters with the Company’s regulators may change the amounts estimated.
Under the Company’s Tax Sharing Agreement (the “Agreement”) which was approved upon the formation of Unitil as a public utility holding company; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company filed its tax returns for the year ended December 31, 2018 with the IRS in September 2019 and utilized federal NOLC assets of $5.7 million principally due to pension cost deductions, tax repair deductions, tax depreciation and research and development deductions. For the tax year ended December 31, 2019, the Company used $3.5 million of the NOLC in calculating the 2019 federal tax provision. As of December 31, 2019, the Company had recorded cumulative federal NOLC assets of $1.6 million to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. The Company received $0.9 million of the Alternative Minimum Tax (AMT) credits in 2019 and will receive $0.9 million of the AMT credits in 2020 as provided for in the CARES Act.
In addition, at December 31, 2019, the Company had $1.9 million of cumulative alternative minimum tax credits, general business tax credit and other state tax credit carryforwards to offset future income taxes payable.
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
Note 9: Retirement Benefit obligations
The Company
co-sponsors
the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Form
10-K
for the year ended December 31, 2019 as filed with the SEC on January 30, 2020 for additional information regarding these plans.
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2020	2019
Discount Rate	3.25%	4.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.40%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2024

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2020	2019	2020	2019	2020	2019
Service Cost	$831	$776	$675	$576	$71	$60
Interest Cost	1,444	1,621	780	856	137	139
Expected Return on Plan Assets	(2,255)	(2,119)	(516)	(411)	—	—
Prior Service Cost Amortization	80	80	303	303	14	3
Actuarial Loss Amortization	1,618	1,081	186	57	259	158

Sub-total	1,718	1,439	1,428	1,381	481	360
Amounts Capitalized and Deferred	(630)	(412)	(532)	(474)	(138)	(103)

Net Periodic Benefit Cost Recognized	$1,088	$1,027	$896	$907	$343	$257

Employer Contributions
As of March 31, 2020, the Company had not made any contributions to its Pension Plan and PBOP Plan, respectively, in 2020. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2020 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of March 31, 2020, the Company had made $0.2 million of benefit payments under the SERP Plan in 2020. The Company presently anticipates making an additional $0.5 million of benefit payments under the SERP Plan in 2020.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4
.
Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Controller concluded as of March 31, 2020 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Form
10-K
for the year-ended December 31, 2019 as filed with the SEC on January 30, 2019, except for the following, which was disclosed on a Current Report on Form
8-K,
filed with the SEC on March 26, 2020.
The novel coronavirus outbreak could adversely impact Unitil’s business, financial conditions, results of operations and cash flows.
In December 2019, a novel strain of coronavirus
(COVID-19)
emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts Unitil’s financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus could adversely impact Unitil’s business, including (i) by disrupting Unitil’s employees and contractors ability to provide ongoing services to Unitil, (ii) by reducing customer demand for electricity or gas, or (iii) by reducing the supply of electricity or gas, each of which could have an adverse impact on Unitil’s financial condition, results of operations, and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2020.
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
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/20 – 1/31/20	—	—	—	$10,034
2/1/20 – 2/29/20	—	—	—	$10,034
3/1/20 – 3/31/20	—	—	—	$10,034

Total	—	—	—

Item 5.    Other Information
On April 30, 2020 the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2020. The press release is furnished with this Quarterly Report on Form
10-Q
as
Exhibit
99.1.

Item 6.     Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

10.1	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated April 30, 2020 Announcing Earnings For the Quarter Ended March 31, 2020.	Filed herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: April 30, 2020	/s/ Laurence M. Brock
Laurence M. Brock
Chief Financial Officer

Date: April 30, 2020	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Controller