Form 10-Q
period 2020-06-30
UNITIL CORP
filed 2020-07-30
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June
 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

  to

Commission File Number
1-8858

UNITIL CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02-0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Lane West, Hampton, New Hampshire	03842-1720
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (603)
772-0775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Common Stock, no par value	UTL	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☐     No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2020
Common Stock, no par value	14,997,329 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended June 30, 2020

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
Unitil had an investment in Net Utility Plant of $1,147.6 million at June 30, 2020. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Rate Case Activity
Northern Utilities—Base Rates – Maine—
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt.
Northern Utilities—Targeted Infrastructure Replacement Adjustment (TIRA) – Maine—
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase its annual base rates by $1.4 million, effective May 1, 2020, to recover the revenue requirements for 2019 eligible facilities, was approved by the MPUC on April 29, 2020.
Northern Utilities—Base Rates—New Hampshire—
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historic test year of no earlier than the twelve months ending December 31, 2020.
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

Fitchburg—Base Rates – Electric—
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
On April 17, 2020, the MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The Company’s subsequent Compliance Filing reflected an adjusted distribution increase of $0.9 million, a decrease of $0.2 million from the original settlement amount. On May 21, 2020, the MDPU approved the Company’s Compliance Filing. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration for qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.
Fitchburg—Base Rates – Gas—
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
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40 thousand. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. On April 30, 2020, the MDPU approved the Company’s filing. On May 1, 2020, the Company made its 2020 GREC Filing. However, in accordance with the approved gas rate case settlement agreement, the Company decreased the Gas System Enhancement Reconciliation Adjustment Factors (“GSERAF”) and Gas System Enhancement Adjustment Factors to zero effective March 1, 2020 and will recover the February 29, 2020 GSEP deferral balance including interest over a 24 month period beginning March 1, 2021. This results in this year’s GSERAF changing on March 1, 2021 instead of November 1, 2020. The preliminary GSERAF recovery amount to be recovered over 24 months beginning March 1, 2021 is $2.1 million. This matter remains pending before the MDPU.
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
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2020 and June 30, 2019 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
In the following tables; the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as: Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as: Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended June 30, 2020 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$33.7	$50.2	$—	$83.9
Less: Cost of Sales	(10.8)	(27.8)	—	(38.6)
Less: Depreciation and Amortization	(7.4)	(5.9)	(0.2)	(13.5)

GAAP Gross Margin	15.5	16.5	(0.2)	31.8
Depreciation and Amortization	7.4	5.9	0.2	13.5

Adjusted Gross Margin	$22.9	$22.4	$—	$45.3

Three Months Ended June 30, 2019 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$32.6	$51.8	$—	$84.4
Less: Cost of Sales	(9.3)	(29.4)	—	(38.7)
Less: Depreciation and Amortization	(6.9)	(5.3)	(0.2)	(12.4)

GAAP Gross Margin	16.4	17.1	(0.2)	33.3
Depreciation and Amortization	6.9	5.3	0.2	12.4

Adjusted Gross Margin	$23.3	$22.4	$—	$45.7

Six Months Ended June 30, 2020 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$103.9	$110.4	$—	$214.3
Less: Cost of Sales	(38.6)	(64.9)	—	(103.5)
Less: Depreciation and Amortization	(14.8)	(11.8)	(0.4)	(27.0)

GAAP Gross Margin	50.5	33.7	(0.4)	83.8
Depreciation and Amortization	14.8	11.8	0.4	27.0

Adjusted Gross Margin	$65.3	$45.5	$—	$110.8

Six Months Ended June 30, 2019 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$119.0	$116.6	$0.9	$236.5
Less: Cost of Sales	(52.2)	(71.1)	—	(123.3)
Less: Depreciation and Amortization	(14.3)	(11.4)	(0.5)	(26.2)

GAAP Gross Margin	52.5	34.1	0.4	87.0
Depreciation and Amortization	14.3	11.4	0.5	26.2

Adjusted Gross Margin	$66.8	$45.5	$0.9	$113.2

Gas GAAP Gross Margin was $15.5 million and $50.5 million in the three and six months ended June 30, 2020, respectively, decreases of $0.9 million and $2.0 million compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $0.8 million attributed to the economic slowdown associated with the coronavirus pandemic and $0.2 million from warm weather in the second quarter and higher depreciation and amortization of $0.5 million, partially offset by customer growth and higher rates of $0.6 million. The decrease in the six month period was driven by lower margin of $2.7 million principally due to warmer winter weather in the first quarter of 2020, partially offset by customer growth, and lower margin of $0.8 million from lower sales attributed to the economic slowdown caused by the coronavirus pandemic, and higher depreciation and amortization of $0.5 million. These decreases were partially offset by higher rates of $2.0 million.
Electric GAAP Gross Margin was $16.5 million and $33.7 million in the three and six months ended June 30, 2020, respectively, decreases of $0.6 million and $0.4 million compared to the same periods in 2019. Electric GAAP Gross Margin in the second quarter of 2020 reflects higher margin of $0.2 million from warmer early summer weather and customer growth, $0.2 million from higher rates and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic and higher depreciation and amortization of $0.6 million. Electric GAAP Gross Margin in the first half of 2020 was positively affected by higher rates of $0.8 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic, higher depreciation and amortization of $0.4 million and lower margin of $0.4 million from warmer winter weather and lower average usage, partially offset by warmer early summer weather and customer growth.
Earnings Overview
The Company’s Net Income was $3.1 million, or $0.21 in Earnings Per Share (EPS), for the second quarter of 2020, a decrease of $0.9 million in Net Income, or $0.06 per share, compared to the second quarter of 2019, driven by lower gas sales margins and higher operating expenses. The second quarter of 2019 included $0.6 million in property tax abatements resulting from the Company’s litigation of property valuation assessments which contributed $0.03 per share to results in 2019.

For the six months ended June 30, 2020, the Company reported Net Income of $18.3 million, or $1.23 per share, a decrease of $12.2 million, or $0.82 per share, compared to the same six month period in 2019. In the first quarter of 2019 the Company recognized a one-time
net gain of $9.8 million, or $0.66 per share, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. The decrease in earnings for the first half of 2020 also reflects lower gas sales margins due to warmer winter weather in 2020 compared to 2019. The Company estimates that the warmer than normal winter weather negatively affected Net Income by approximately $3.1 million, or $0.20 per share, in the first half of 2020.
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $22.9 million and $65.3 million in the three and six months ended June 30, 2020, respectively, decreases of $0.4 million and $1.5 million, respectively, compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $0.8 million attributed to the economic slowdown associated with the coronavirus pandemic and $0.2 million from warm weather in the second quarter, partially offset by customer growth and higher rates of $0.6 million. The decrease in the six month period was driven by lower margin of $2.7 million principally due to warmer winter weather in the first quarter of 2020, partially offset by customer growth, and lower margin of $0.8 million from lower sales attributed to the economic slowdown caused by the coronavirus pandemic. These decreases were partially offset by higher rates of $2.0 million.
Gas therm sales decreased 9.0% and 7.5% in the three and six month periods ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in gas therm sales in the Company’s service areas reflects warmer weather in the first half of 2020 compared to the same period in 2019, as well as lower sales to C&I customers, primarily in the second quarter due to the economic slowdown caused by the coronavirus pandemic, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, there were 8.4% fewer Effective Degree Days (EDD) in the first half of 2020, on average, compared to the same period in 2019 and 8.7% fewer EDD compared to normal. As of June 30, 2020, the number of gas customers served has increased by 1,731 over the previous year.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $22.4 million and $45.5 million in the three and six months ended June 30, 2020, respectively, on par with the same periods in 2019. Electric Adjusted Gross Margin in the second quarter of 2020 reflects higher margin of $0.2 million from warmer early summer weather and customer growth, $0.2 million from higher rates and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic. Electric Adjusted Gross Margin in the first half of 2020 was positively affected by higher rates of $0.8 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic and lower margin of $0.4 million from warmer winter weather and lower average usage, partially offset by warmer early summer weather and customer growth.
Total electric kilowatt-hour (kWh) sales decreased 2.0% and 0.5%, respectively, in the three and six month periods ended June 30, 2020 compared to the same periods in 2019. The decreases in kWh sales reflect lower usage by C&I customers as a result of the economic slowdown caused by coronavirus pandemic, and the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes. These decreases were partially offset by an increase in sales to residential customers due to the coronavirus pandemic stay-at-home
orders, and warmer early summer weather in 2020 compared to 2019 which resulted in higher use of air conditioning. Based on weather data collected in the Company’s electric service areas, there were 134.7% more Cooling Degree Days (CDD) in the second quarter of 2020, on average, compared to the same period in 2019. As of June 30, 2020, the number of total electric customers served has increased by 755 over the last year.

Operation and Maintenance (O&M) expenses decreased $1.3 million, or 8.2%, and $1.9 million, or 5.5%, in three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in the three month period reflects lower labor costs of $1.1 million and lower all other utility operating costs, net of $0.2 million. The decrease in the six month period includes $0.4 million of lower labor and other costs attributed to Usource operations in the first quarter of 2019. The change in O&M expenses in the six month period also reflects: lower utility operating costs of $1.0 million; lower labor costs of $1.1 million; higher bad debt expense of $0.4 million, which includes a provision for the impact of the coronavirus pandemic; and higher professional fees of $0.2 million. The lower labor costs in the six month period reflect lower employee benefit costs partially offset by higher compensation costs.
Depreciation and Amortization expense increased $1.1 million and $0.8 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These increases reflect increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes increased $1.0 million and $1.1 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These increases reflect higher local property tax rates on higher levels of utility plant in service and the recognition of $0.6 million in property tax abatements in the second quarter of 2019.
Interest Expense, Net was essentially unchanged in the three and six months ended June 30, 2020, compared to the same periods in 2019, reflecting higher interest on long-term debt offset by lower rates on short-term debt.
Other Expense (Income), Net increased $0.1 million for the three months ended June 30, 2020 compared to the same period in 2019, reflecting higher retirement benefit costs. Other Expense (Income), Net changed from income of $10.8 million in the first six months of 2019 to expense of $2.9 million in the first six months of 2020, a net change of $13.7 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.3 million of higher retirement benefit costs in 2020.
Federal and State Income Taxes decreased $0.4 million and $3.9 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, reflecting lower pre-tax
earnings in the current periods.
At its January 2020, April 2020 and July 2020 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.375 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.50 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
A more detailed discussion of the Company’s results of operations for the three and six months ended June 30, 2020 is presented below.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales –
Unitil’s total therm sales of natural gas decreased 9.0% and 7.5% in the three and six month periods ended June 30, 2020, respectively, compared to the same periods in 2019. In the second quarter of 2020, sales to Residential and C&I customers decreased 2.1% and 10.7%, respectively, compared to the same period in 2019. For the six months ended June 30, 2020, sales to Residential and C&I customers decreased 6.3% and 7.8%, respectively, compared to the same period in 2019. The decrease in gas therm sales in the Company’s service areas reflects warmer weather in the first half of 2020 compared to the same period in 2019, as well as lower sales to C&I customers, primarily in the second quarter, due to the economic slowdown caused by the coronavirus pandemic, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, there were 8.4% fewer EDD in the first half of 2020, on average, compared to the same period in 2019 and 8.7% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were down 1.2% in the first six months of 2020 compared to the same period in 2019. As of June 30, 2020, the number of gas customers served has increased by 1,731 over the previous year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and six months ended June 30, 2020 and 2019, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Residential	9.4	9.6	(0.2)	(2.1%)	31.5	33.6	(2.1)	(6.3%)
Commercial / Industrial	35.0	39.2	(4.2)	(10.7%)	102.6	111.3	(8.7)	(7.8%)

Total	44.4	48.8	(4.4)	(9.0%)	134.1	144.9	(10.8)	(7.5%)

Gas Operating Revenues and Adjusted Gross Margin –
The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2020 and 2019:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Gas Operating Revenue:
Residential	$14.2	$13.1	$1.1	8.4%	$43.7	$48.9	$(5.2)	(10.6%)
Commercial / Industrial	19.5	19.5	—	—	60.2	70.1	(9.9)	(14.1%)

Total Gas Operating Revenue	$33.7	$32.6	$1.1	3.4%	$103.9	$119.0	$(15.1)	(12.7%)

Cost of Gas Sales	$10.8	$9.3	$1.5	16.1%	$38.6	$52.2	$(13.6)	(26.1%)

Gas Adjusted Gross Margin	$22.9	$23.3	$(0.4)	(1.7%)	$65.3	$66.8	$(1.5)	(2.2%)

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $22.9 million and $65.3 million in the three and six months ended June 30, 2020, respectively, decreases of $0.4 million and $1.5 million, respectively, compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $0.8 million attributed to the economic slowdown associated with the coronavirus pandemic and $0.2 million from warm weather in the second quarter, partially offset by customer growth and higher rates of $0.6 million. The decrease in the six month period was driven by lower margin of $2.7 million principally due to warmer winter weather in the first quarter of 2020, partially offset by customer growth, and lower margin of $0.8 million from lower sales attributed to the economic slowdown caused by the coronavirus pandemic. These decreases were partially offset by higher rates of $2.0 million.
The increase in Total Gas Operating Revenue of $1.1 million in the three months ended June 30, 2020, compared to the same period in 2019, reflects higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower gas sales volumes. The decrease in Total Gas Operating Revenue of $15.1 million in the six months ended June 30, 2020, compared to the same period in 2019, reflects lower cost of gas sales and lower sales volumes.

Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
– Unitil’s total electric kWh sales decreased 2.0% and 0.5%, respectively in the three and six month periods ended June 30, 2020 compared to the same periods in 2019. Sales to Residential customers increased 12.8% and 4.7%, respectively, in the three and six month periods ended June 30, 2020 compared to the same periods in 2019. Sales to C&I customers decreased 11.0% and 4.1%, respectively, in the three and six month periods ended June 30, 2020 compared to the same periods in 2019. The decreases in kWh sales reflect lower usage by C&I customers as a result of the economic slowdown caused by coronavirus pandemic, and the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes. These decreases were partially offset by an increase in sales to residential customers due to the coronavirus pandemic stay-at-home
orders, and warmer early summer weather in 2020 compared to 2019 which resulted in higher use of air conditioning. Based on weather data collected in the Company’s electric service areas, there were 134.7% more Cooling Degree Days (CDD) in the second quarter of 2020, on average, compared to the same period in 2019. As of June 30, 2020, the number of total electric customers served has increased by 755 over the last year.
The following table details total kWh sales for the three and six months ended June 30, 2020 and 2019 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Residential	153.3	135.9	17.4	12.8%	332.4	317.4	15.0	4.7%
Commercial / Industrial	200.1	224.8	(24.7)	(11.0%)	442.0	460.8	(18.8)	(4.1%)

Total	353.4	360.7	(7.3)	(2.0%)	774.4	778.2	(3.8)	(0.5%)

Electric Operating Revenues and Electric Adjusted Gross Margin
—The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six month periods ended June 30, 2020 and 2019:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Electric Operating Revenue:
Residential	$30.4	$28.7	$1.7	5.9%	$66.3	$67.5	$(1.2)	(1.8%)
Commercial / Industrial	19.8	23.1	(3.3)	(14.3%)	44.1	49.1	(5.0)	(10.2%)

Total Electric Operating Revenue	$50.2	$51.8	$(1.6)	(3.1%)	$110.4	$116.6	$(6.2)	(5.3%)

Cost of Electric Sales	$27.8	$29.4	$(1.6)	(5.4%)	$64.9	$71.1	$(6.2)	(8.7%)

Electric Adjusted Gross Margin	$22.4	$22.4	$—	—	$45.5	$45.5	$—	—

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $22.4 million and $45.5 million in the three and six months ended June 30, 2020, respectively, on par with the same periods in 2019. Electric Adjusted Gross Margin in the second quarter of 2020 reflects higher margin of $0.2 million from warmer early summer weather and customer growth, $0.2 million from higher rates and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic. Electric Adjusted Gross Margin in the first half of 2020 was positively affected by higher rates of $0.8 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home orders, offset by lower margin of $0.6 million from lower C&I sales attributed to the economic slowdown caused by the coronavirus pandemic and lower margin of $0.4 million from warmer winter weather and lower average usage, partially offset by warmer early summer weather and customer growth.
The decreases in Total Electric Operating Revenue of $1.6 million and $6.2 in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 reflect lower cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and lower sales of electricity.
Operating Revenue—Other
The following table details Total Other Revenue for the three and six months ended June 30, 2020 and 2019:

Other Revenue ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Other	$—	$—	$—	N/M	$—	$0.9	$(0.9)	N/M

Total Other Operating Revenue	$—	$—	$—	N/M	$—	$0.9	$(0.9)	N/M

Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s former non-regulated
energy brokering business, Usource, decreased $0.9 million in the six months of 2020, compared to the same period in 2019, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).
Operating Expenses
Cost of Gas Sales
– Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $1.5 million, or 16.1%, and decreased $13.6 million, or 26.1%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects higher wholesale gas commodity prices and a decrease in the amount of gas purchased by customers directly from third-party suppliers, partially offset by lower gas sales. The decrease in the six month period reflects lower wholesale gas commodity prices, lower gas sales, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Cost of Electric Sales
– Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $1.6 million, or 5.4%, and $6.2 million, or 8.7% in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These decreases reflect lower wholesale electricity prices, lower sales of electricity and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) –
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense decreased $1.3 million, or 8.2%, and $1.9 million, or 5.5%, in three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in the three month period reflects lower labor costs of $1.1 million and lower all other utility operating costs, net of $0.2 million. The decrease in the six month period includes $0.4 million of lower labor and other costs attributed to Usource operations in the first quarter of 2019. The change in O&M expenses in the six month period also reflects: lower utility operating costs of $1.0 million; lower labor costs of $1.1 million; higher bad debt expense of $0.4 million, which includes a provision for the impact of the coronavirus pandemic; and higher professional fees of $0.2 million. The lower labor costs in the six month period reflect lower employee benefit costs partially offset by higher compensation costs.
Depreciation and Amortization -
Depreciation and Amortization expense increased $1.1 million, or 8.9%, and $0.8 million, or 3.1%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These increases reflect increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes
– Taxes Other Than Income Taxes increased $1.0 million, or 19.6%, and $1.1 million, or 9.6%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. These increases reflect higher local property tax rates on higher levels of utility plant in service and the recognition of $0.6 million in property tax abatements in the second quarter of 2019.
Other Expense (Income), Net –
Other Expense (Income), Net increased $0.1 million, or 7.7%, for the three months ended June 30, 2020 compared to the same period in 2019, reflecting higher retirement benefit costs. Other Expense (Income), Net changed from income of $10.8 million in the first six months of 2019 to expense of $2.9 million in the first six months of 2020, a net change of $13.7 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.3 million of higher retirement benefit costs in 2020.
Provision for Income Taxes
—Federal and State Income Taxes decreased $0.4 million and $3.9 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019, reflecting lower pre-tax
earnings in the current periods.
Interest Expense, Net -
Interest expense is presented in the Consolidated Financial Statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is accrued.
Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected position. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net	Three Months			Six Months
($ millions)	Ended June 30,			Ended June 30,
	2020	2019	Change	2020	2019	Change
Interest Expense
Long-term Debt	$5.9	$5.6	$0.3	$12.0	$11.2	$0.8
Short-term Debt	0.3	0.8	(0.5)	0.6	1.8	(1.2)
Regulatory Liabilities	0.1	0.2	(0.1)	0.2	0.4	(0.2)

Subtotal Interest Expense	6.3	6.6	(0.3)	12.8	13.4	(0.6)

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.4)	(0.4)	—
AFUDC (1) and Other	(0.2)	(0.5)	0.3	(0.3)	(0.9)	0.6

Subtotal Interest (Income)	(0.4)	(0.7)	0.3	(0.7)	(1.3)	0.6

Total Interest Expense, Net	$5.9	$5.9	$—	$12.1	$12.1	$—

(1)	AFUDC – Allowance for Funds Used During Construction.
Interest Expense, Net was essentially unchanged in the three and six months ended June 30, 2020, compared to the same periods in 2019, reflecting higher interest on long-term debt offset by lower rates on short-term debt.
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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2020, June 30, 2019 and December 31, 2019, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $121.6 million for the six months ended June 30, 2020. Total gross repayments were $105.3 million for the six months ended June 30, 2020. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2020, June 30, 2019 and December 31, 2019:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	74.9	64.8	58.6
Letter of Credit Outstanding	0.1	—	0.1

Available	$45.0	$55.2	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2020, June 30, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)
The Company is monitoring the novel coronavirus
(COVID-19)
pandemic and does not believe it will adversely affect the Company’s access to capital and funding sources and its planned capital expenditures. The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and forecasted capital investment opportunities.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On June 16, 2020, the distribution utilities priced $95 million collectively of long-term financings through a private placement marketing process to institutional investors as follows. Northern Utilities and Fitchburg priced $67.5 million collectively of Senior Unsecured Notes (Notes). Unitil Energy priced $27.5 million of First Mortgage Bonds (Bonds). Northern Utilities priced $40 million of Notes due 2040 at 3.78%. Fitchburg priced $27.5 million of Notes due 2040 at 3.78%. Unitil Energy priced $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes. Northern Utilities, Fitchburg and Unitil Energy anticipate closing this long-term financing in the third quarter of 2020. However the issuance of the Notes and Bonds are subject to customary closing conditions for transactions of this type. The Northern Utilities Notes, the Fitchburg Notes, and the Unitil Energy Bonds have not been and will not be registered under the Securities Act of 1933 (Act) or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws.

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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2020, there were approximately $6.2 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $3.9 million, $5.0 million and $6.5 million of gas storage inventory at June 30, 2020, June 30, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in June 2020 and payable in July 2020 is less than $0.1 million and is recorded in Accounts Payable at June 30, 2020. The amount of gas inventory released in June 2019 and payable in July 2019 was $0.1 million and was recorded in Accounts Payable at June 30, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities and also lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of June 30, 2020, there were approximately $6.2 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2020, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2019 Form
10-K
for additional information.
LABOR RELATIONS
As of June 30, 2020, the Company and its subsidiaries had 513 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of June 30, 2020, a total of 166 employees of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2020:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2022
Northern Utilities NH Division	34	09/04/2020
Northern Utilities ME Division	38	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	38	05/31/2023
Unitil Service	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2020 and June 30, 2019 were 1.5% and 3.6%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2020 and June 30, 2019 were 2.0% and 3.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues
Gas	$33.7	$32.6	$103.9	$119.0
Electric	50.2	51.8	110.4	116.6
Other	—	—	—	0.9

Total Operating Revenues	83.9	84.4	214.3	236.5

Operating Expenses
Cost of Gas Sales	10.8	9.3	38.6	52.2
Cost of Electric Sales	27.8	29.4	64.9	71.1
Operation and Maintenance	14.6	15.9	32.5	34.4
Depreciation and Amortization	13.5	12.4	27.0	26.2
Taxes Other Than Income Taxes	6.1	5.1	12.6	11.5

Total Operating Expenses	72.8	72.1	175.6	195.4

Operating Income	11.1	12.3	38.7	41.1
Interest Expense, Net	5.9	5.9	12.1	12.1
Other Expense (Income), Net	1.4	1.3	2.9	(10.8)

Income Before Income Taxes	3.8	5.1	23.7	39.8
Provision for Income Taxes	0.7	1.1	5.4	9.3

Net Income	$3.1	$4.0	$18.3	$30.5

Net Income Per Common Share (Basic and Diluted)	$0.21	$0.27	$1.23	$2.05
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.9	14.9	14.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions) (UNAUDITED)

	June 30,		December 31,
	2020	2019	2019
ASSETS:

Current Assets :
Cash and Cash Equivalents	$4.2	$4.8	$5.2
Accounts Receivable, Net	48.3	48.7	55.1
Accrued Revenue	34.9	32.1	50.0
Exchange Gas Receivable	4.2	5.3	6.1
Gas Inventory	0.5	0.7	0.8
Materials and Supplies	9.2	7.5	7.9
Prepayments and Other	8.3	8.3	5.8

Total Current Assets	109.6	107.4	130.9

Utility Plant:
Gas	870.5	779.4	837.7
Electric	541.7	511.6	529.7
Common	62.8	61.2	62.7
Construction Work in Progress	68.9	44.9	37.4

Utility Plant	1,543.9	1,397.1	1,467.5
Less: Accumulated Depreciation	396.3	343.6	356.0

Net Utility Plant	1,147.6	1,053.5	1,111.5

Other Noncurrent Assets:
Regulatory Assets	104.9	97.3	112.0
Operating Lease Right of Use Assets	4.5	3.6	4.0
Other Assets	17.9	17.5	12.4

Total Other Noncurrent Assets	127.3	118.4	128.4

TOTAL ASSETS	$1,384.5	$1,279.3	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
(Millions, except number of shares) (UNAUDITED)

	June 30,		December 31,
	2020	2019	2019
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$24.7	$21.9	$37.6
Short-Term Debt	74.9	64.8	58.6
Long-Term Debt, Current Portion	6.3	19.5	19.5
Regulatory Liabilities	12.6	18.5	7.4
Energy Supply Obligations	8.4	9.2	10.5
Interest Payable	4.2	4.0	4.5
Environmental Obligations	0.3	0.6	0.6
Other Current Liabilities	17.9	17.5	21.1

Total Current Liabilities	149.3	156.0	159.8

Noncurrent Liabilities:
Retirement Benefit Obligations	147.5	123.3	141.9
Deferred Income Taxes, net	109.0	104.1	103.6
Cost of Removal Obligations	102.6	94.0	96.0
Regulatory Liabilities	44.8	46.9	46.6
Environmental Obligations	1.9	1.4	2.1
Other Noncurrent Liabilities	7.3	7.5	6.5

Total Noncurrent Liabilities	413.1	377.2	396.7

Capitalization:
Long-Term Debt, Less Current Portion	436.4	373.1	437.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 14,996,231, 14,921,171 and 14,930,170 Shares)	284.4	281.3	282.5
Retained Earnings	101.1	91.5	94.1

Total Common Stock Equity	385.5	372.8	376.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	385.7	373.0	376.8

Total Capitalization	822.1	746.1	814.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,384.5	$1,279.3	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net Income	$18.3	$30.5
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	27.0	26.2
Deferred Tax Provision	4.8	8.4
Gain on Divestiture, Net (See Note 1)	—	(13.4)
Changes in Working Capital Items:
Accounts Receivable	6.8	18.1
Accrued Revenue	15.1	22.6
Exchange Gas Receivable	1.9	2.8
Regulatory Liabilities	5.2	7.0
Accounts Payable	(12.9)	(20.7)
Other Changes in Working Capital Items	(8.0)	(3.1)
Deferred Regulatory and Other Charges	(0.8)	(8.0)
Other, net	0.9	1.7

Cash Provided by Operating Activities	58.3	72.1

Investing Activities:
Property, Plant and Equipment Additions	(48.8)	(38.7)
Proceeds from Divestiture, Net (See Note 1)	—	13.4

Cash (Used in) Investing Activities	(48.8)	(25.3)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	16.3	(18.0)
Repayment of Long-Term Debt	(14.4)	(13.4)
Increase (Decrease) in Capital Lease Obligations	—	(5.4)
Net Decrease in Exchange Gas Financing	(1.6)	(2.6)
Dividends Paid	(11.3)	(11.0)
Proceeds from Issuance of Common Stock	0.5	0.6

Cash (Used in) Financing Activities	(10.5)	(49.8)

Net Decrease in Cash and Cash Equivalents	(1.0)	(3.0)
Cash and Cash Equivalents at Beginning of Period	5.2	7.8

Cash and Cash Equivalents at End of Period	$4.2	$4.8

Supplemental Cash Flow Information:
Interest Paid	$12.6	$12.7
Income Taxes Paid	$0.6	$0.9
Payments on Capital Leases	$0.2	$5.3
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.9	$0.7
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.5	$3.6
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares) (UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2020
Balance at April 1, 2020	$284.0	$103.7	$387.7
Net Income		3.1	3.1
Dividends on Common Shares ($0.375 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.2		0.2
Issuance of 5,555 Common Shares	0.2		0.2

Balance at June 30, 2020	$284.4	$101.1	$385.5

Three Months Ended June 30, 2019
Balance at April 1, 2019	$280.7	$93.0	$373.7
Net Income		4.0	4.0
Dividends on Common Shares ($0.370 per share)		(5.5)	(5.5)
Stock Compensation Plans	0.3		0.3
Issuance of 5,127 Common Shares	0.3		0.3

Balance at June 30, 2019	$281.3	$91.5	$372.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares) (UNAUDITED)

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2020
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		18.3	18.3
Dividends on Common Shares ($0.750 per share)		(11.3)	(11.3)
Stock Compensation Plans	1.4		1.4
Issuance of 10,199 Common Shares	0.5		0.5

Balance at June 30, 2020	$284.4	$101.1	$385.5

Six Months Ended June 30, 2019
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		30.5	30.5
Dividends on Common Shares ($0.740 per share)		(11.0)	(11.0)
Stock Compensation Plans	1.6		1.6
Issuance of 11,066 Common Shares	0.6		0.6

Balance at June 30, 2019	$281.3	$91.5	$372.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
– Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its
non-regulated
business unit Unitil Resources, Inc. (Unitil Resources).
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
Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Resources is the Company’s wholly-owned non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion in the “Divestiture of
Non-Regulated
Business Subsidiary” section.
Basis of Presentation –
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (SEC) on January 30, 2020, for a description of the Company’s Basis of Presentation.

Divestiture of
Non-Regulated
Business Subsidiary –
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $13.4 million on this divestiture is included in Other Expense (Income), Net on the Consolidated Statements of Earnings for the six months ended June 30, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes for that period.
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
In cases where allowable costs are greater than operating revenues billed in the current period for the individual rate adjustment mechanism additional operating revenue is recognized. In cases where allowable costs are less than operating revenues billed in the current period for the individual rate adjustment mechanism, operating revenue is reduced. ASC 606 requires the Company to disclose separately the amount of revenues from contracts with customers and alternative revenue program revenues.

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$14.3	$30.2	$44.5
C&I	19.0	20.5	39.5
Other	1.2	1.5	2.7

Total Billed and Unbilled Revenue	34.5	52.2	86.7
Rate Adjustment Mechanism Revenue	(0.8)	(2.0)	(2.8)

Total Gas and Electric Operating Revenues	$33.7	$50.2	$83.9

	Three Months Ended June 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$15.7	$27.7	$43.4
C&I	23.1	23.0	46.1
Other	1.5	2.1	3.6

Total Billed and Unbilled Revenue	40.3	52.8	93.1
Rate Adjustment Mechanism Revenue	(7.7)	(1.0)	(8.7)

Total Gas and Electric Operating Revenues	$32.6	$51.8	$84.4

	Six Months Ended June 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$45.4	$64.6	$110.0
C&I	61.3	44.7	106.0
Other	4.2	3.5	7.7

Total Billed and Unbilled Revenue	110.9	112.8	223.7
Rate Adjustment Mechanism Revenue	(7.0)	(2.4)	(9.4)

Total Gas and Electric Operating Revenues	$103.9	$110.4	$214.3

	Six Months Ended June 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$54.4	$63.5	$117.9
C&I	77.1	47.7	124.8
Other	8.0	4.3	12.3

Total Billed and Unbilled Revenue	139.5	115.5	255.0
Rate Adjustment Mechanism Revenue	(20.5)	1.1	(19.4)

Total Gas and Electric Operating Revenues	$119.0	$116.6	$235.6

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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2020, June 30, 2019 and December 31, 2019, the Unitil subsidiaries had deposited $1.4 million, $1.4 million and $1.9 million, respectively to satisfy their
ISO-NE
obligations.
Financial Instruments –
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments
–
Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material impact on the financial statements.

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
The Allowance for Doubtful Accounts as of June 30, 2020, June 30, 2019 and December 31, 2019, was as follows:

	June 30,		December 31,
($ millions)	2020	2019	2019
Allowance for Doubtful Accounts	$1.4	$1.6	$1.0

Accounts Receivable, Net includes $1.3 million, $1.6 million, and $1.0 million of the Allowance for Doubtful Accounts at June 30, 2020, June 30, 2019 and December 31, 2019, respectively. Unbilled Revenues, net (a component of Accrued Revenue, shown in the table below) includes $0.1 million of the Allowance for Doubtful Accounts at June 30, 2020.
Accrued Revenue
– Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2020, June 30, 2019 and December 31, 2019.

	June 30,		December 31,
Accrued Revenue ($ millions)	2020	2019	2019
Regulatory Assets – Current	$26.8	$23.1	$35.8
Unbilled Revenues	8.1	9.0	14.2

Total Accrued Revenue	$34.9	$32.1	$50.0

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2020, June 30, 2019 and December 31, 2019.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2020	2019	2019
Northern Utilities	$3.9	$4.9	$5.5
Fitchburg	0.3	0.4	0.6

Total Exchange Gas Receivable	$4.2	$5.3	$6.1

Gas Inventory
– The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2020, June 30, 2019 and December 31, 2019.

	June 30,		December 31,
Gas Inventory ($ millions)	2020	2019	2019
Natural Gas	$0.1	$0.2	$0.4
Propane	0.3	0.4	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.5	$0.7	$0.8

Utility Plant
–
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2020, June 30, 2019 and December 31, 2019, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $102.6 million, $94.0 million, and $96.0 million, respectively.
Leases –
The Company records assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s accounting policy election for leases with a lease term of 12 months or less is to recognize the lease payments as lease expense on a straight-line basis over the lease term. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. See additional discussion in the “Leases” section of Note 4 to the Consolidated Financial Statements.
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

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2020	2019	2019
Retirement Benefits	$80.8	$73.2	$88.9
Energy Supply & Other Rate Adjustment Mechanisms	23.8	18.5	31.0
Deferred Storm Charges	4.9	5.5	5.6
Environmental	6.2	7.4	7.2
Income Taxes	3.8	4.5	4.2
Other Deferred Charges	12.2	11.3	10.9

Total Regulatory Assets	$131.7	$120.4	$147.8
Less: Current Portion of Regulatory Assets (1)	26.8	23.1	35.8

Regulatory Assets – noncurrent	$104.9	$97.3	$112.0

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2020	2019	2019
Income Taxes (Note 8)	$45.9	$47.8	$47.6
Rate Adjustment Mechanisms	11.2	17.0	6.0
Other	0.3	0.6	0.4

Total Regulatory Liabilities	$57.4	$65.4	$54.0
Less: Current Portion of Regulatory Liabilities	12.6	18.5	7.4

Regulatory Liabilities – noncurrent	$44.8	$46.9	$46.6

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Regulatory Assets at June 30, 2020 include $7.9 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of accounting rules for regulated operations, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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

As discussed in the “Fitchburg – Massachusetts RFP’s” section of Note 6 to the Consolidated Financial Statements, Fitchburg has entered into power purchase agreements for which contingencies exist. Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once these contracts qualify for derivative accounting.
Investments in Marketable Securities
—The Company has a trust through which it invests in a variety of equity and fixed income mutual funds. These funds are intended to satisfy obligations under the Company’s SERP Plan (See further discussion of the SERP Plan in Note 9.)
The fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, are shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense (Income), Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Money Market Funds	$5.6	$5.5	$5.6

Total Marketable Securities	$5.6	$5.5	$5.6

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
The fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, are shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense (Income), Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Equity Funds	$0.1	$—	$0.1
Money Market Funds	0.3	0.1	0.1

Total Marketable Securities	$0.4	$0.1	$0.2

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2020	2019	2019
Current:
Exchange Gas Obligation	$3.9	$4.9	$5.5
Renewable Energy Portfolio Standards	4.2	4.0	4.7
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations – Current	8.4	9.2	10.5
Noncurrent:
Power Supply Contract Divestitures	0.1	0.4	0.3

Total Energy Supply Obligations	$8.5	$9.6	$10.8

Exchange Gas Obligation -
As discussed in the “Exchange Gas Receivable” section, Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.
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
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). The generating facilities associated with four of these contracts have been constructed and are now operating. Since 2017, the Company has participated in three major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and two for offshore wind generation. The contract for imported hydroelectric power and one of the offshore wind contracts were approved by the MDPU in the second quarter of 2019 and one offshore wind contract is scheduled for hearing the last week of July 2020.
Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of June 30, 2020, Fitchburg has fully-recovered its power supply-related stranded costs and Unitil Energy has $0.4 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).
Subsequent Events –
The Company evaluates all events or transactions through the date of the related filing. During the period subsequent to the balance sheet date and through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount

07/29/20	08/28/20	08/14/20	$ 0.375
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375
10/23/19	11/27/19	11/13/19	$ 0.370
07/24/19	08/29/19	08/15/19	$ 0.370
04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

NOTE 3 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and six months ended June 30, 2020 and June 30, 2019:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended June 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$34.5	$52.2	$—	$—	$86.7
Rate Adjustment Mechanism Revenue	(0.8)	(2.0)	—	—	(2.8)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$33.7	$50.2	$—	$—	$83.9

Segment Profit	(0.1)	3.1	—	0.1	3.1
Capital Expenditures	16.8	14.0	—	1.2	32.0

Three Months Ended June 30, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$40.3	$52.8	$—	$—	$93.1
Rate Adjustment Mechanism Revenue	(7.7)	(1.0)	—	—	(8.7)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$32.6	$51.8	$—	$—	$84.4

Segment Profit (Loss)	0.3	3.4	0.1	0.2	4.0
Capital Expenditures	18.1	8.3	—	1.4	27.8

Six Months Ended June 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$110.9	$112.8	$—	$—	$223.7
Rate Adjustment Mechanism Revenue	(7.0)	(2.4)	—	—	(9.4)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$103.9	$110.4	$—	$—	$214.3

Segment Profit	12.2	5.7	—	0.4	18.3
Capital Expenditures	22.6	23.9	—	2.3	48.8
Segment Assets	821.1	543.8	—	19.6	1,384.5

Six Months Ended June 30, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$139.5	$115.5	$—	$—	$255.0
Rate Adjustment Mechanism Revenue	(20.5)	1.1	—	—	(19.4)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	$119.0	$116.6	$0.9	$—	$236.5

Segment Profit	14.0	5.3	10.2	1.0	30.5
Capital Expenditures	21.4	14.9	—	2.4	38.7
Segment Assets	760.0	500.4	0.6	18.3	1,279.3

NOTE 4 –DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at June 30, 2020, June 30, 2019 and December 31, 2019 are shown below:

($ millions)	June 30,		December 31,
	2020	2019	2019
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	—	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	—	5.0	5.0
8.49% Senior Secured Notes, Due October 14, 2024	4.5	6.0	4.5
6.96% Senior Secured Notes, Due September 1, 2028	18.0	20.0	18.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	3.8	5.7	3.8
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	10.8	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
5.29% Senior Notes, Due March 2, 2020	—	8.2	8.2
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	—	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	446.1	395.9	460.5
Less: Unamortized Debt Issuance Costs	3.4	3.3	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	442.7	392.6	457.0
Less: Current Portion	6.3	19.5	19.5

Total Long-term Debt, Less Current Portion	$436.4	$373.1	$437.5

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

($ millions)	June 30,		December 31,
	2020	2019	2019
Estimated Fair Value of Long-Term Debt	$516.6	$430.6	$518.7
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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $ 121.6 million for the six months ended June 30, 2020. Total gross repayments were $105.3 million for the six months ended June 30, 2020. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30 2020, June 30, 2019 and December 31, 2019:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	74.9	64.8	58.6
Letter of Credit Outstanding	0.1	—	0.1

Available	$45.0	$55.2	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2020, June 30, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.5% and 3.6% for the three months ended June 30, 2020 and June 30, 2019, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 2.0% and 3.7% for the six months ended June 30, 2020 and June 30, 2019, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On June 16, 2020, the distribution utilities priced $95 million collectively of long-term financings through a private placement marketing process to institutional investors as follows. Northern Utilities and Fitchburg priced
$67.5
million collectively of Senior Unsecured Notes (Notes). Unitil Energy priced
$27.5
million of First Mortgage Bonds (Bonds). Northern Utilities priced
$40 million of Notes due 2040 at 3.78%. Fitchburg priced $27.5 million of Notes due 2040 at 3.78%. Unitil Energy priced $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy plan to use the net proceeds from the offering to repay short-term debt and for general corporate purposes. Northern Utilities, Fitchburg and Unitil Energy anticipate closing this long-term financing in the third quarter of 2020. However the issuance of the Notes and Bonds are subject to customary closing conditions for transactions of this type. The Northern Utilities Notes, the Fitchburg Notes, and the Unitil Energy Bonds have not been and will not be registered under the Securities Act of 1933 (Act) or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws.
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $3.9 million, $5.0 million and $6.5 million of gas storage inventory at June 30, 2020, June 30, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in June 2020 and payable in July 2020 is less than $0.1 million and is recorded in Accounts Payable at June 30, 2020. The amount of gas inventory released in June 2019 and payable in July 2019 was $0.1 million and was recorded in Accounts Payable at June 30, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.

Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2020, there were approximately $6.2 million of guarantees outstanding.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended June 30, 2020 and 2019 amounted to $0.4 million and $0.3 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2020 and 2019 amounted to $0.8 million and $0.7 million, respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations ($ millions)	2020	2019	2019
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.3	$1.0	$1.2
Other Noncurrent Liabilities (long-term portion)	3.2	2.6	2.8

Total Operating Lease Obligations	$4.5	$3.6	$4.0

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$0.2	$0.2
Other Noncurrent Liabilities (long-term portion)	0.3	0.2	0.3

Total Capital Lease Obligations	$0.5	$0.4	$0.5

Total Lease Obligations	$5.0	$4.0	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2020 was $0.8 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.2 million, $1.5 million and $1.2 million as of June 30, 2020, June 30, 2019 and December 31, 2019, respectively, less accumulated amortization of $0.6 million, $1.0 million and $0.6 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2020. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2020.
The payments for operating leases consist of $1.3 million of current operating lease obligations, which are included in Other Current Liabilities and $3.2 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2020.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2020	$795	$138
2021	1,448	194
2022	1,169	130
2023	873	88
2024	544	33
2025-2029	140	—

Total Payments	4,969	583

Less: Interest	436	34

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,533	$549

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2020, the weighted average remaining lease term is 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.9%.
NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 14,921,171, 14,930,170 and 14,996,231 shares of common stock outstanding at June 30, 2019, December 31, 2019 and June 30, 2020, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first six months of 2020, the Company sold 10,199 shares of its common stock, at an average price of $53.85 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $549,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 28, 2020, 28,630 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.8 million. There were 56,813 and 59,651 non-vested
shares under the Stock Plan as of June 30, 2020 and 2019, respectively. The weighted average grant date fair value of these shares was $54.88 and $46.23, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.9 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.8 years. During the six months ended June 30, 2020 there were 5,190 restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management
members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2020 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2019	70,364	$41.20
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	768	$53.16
Restricted Stock Units Settled	(32,422)	$41.09

Restricted Stock Units as of June 30, 2020	38,710	$41.54

There were 62,615 Restricted Stock Units outstanding as of June 30, 2019 with a weighted average stock price of $38.48. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2020, June 30, 2019 and December 31, 2019 is $0.7 million, $1.6 million and $1.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock
There was $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2020 and December 31, 2019. There was $0.2 million, or 1,893 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2019. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2020 and June 30, 2019, respectively.
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
Rate Case Activity
Northern Utilities

–
Base Rates – Maine—
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt.
Northern Utilities

–
Targeted Infrastructure Replacement Adjustment (TIRA) – Maine—
The settlement in Northern Utilities’ Maine division’s 2013 rate case allowed the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism, for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase its annual base rates by $1.4 million, effective May 1, 2020, to recover the revenue requirements for 2019 eligible facilities, was approved by the MPUC on April 29, 2020.
Northern Utilities

–
Base Rates
–
New Hampshire

–

On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the

TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historic test year of no earlier than the twelve months ending December 31, 2020.
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
On April 17, 2020, the MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The Company’s subsequent Compliance Filing reflected an adjusted distribution increase of $0.9 million, a decrease of $0.2 million from the original settlement amount. On May 21, 2020, the MDPU approved the Company’s Compliance Filing. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration for qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.
Fitchburg

–
Base Rates

–
Ga
s

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
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40 thousand
. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. On April 30, 2020, the MDPU approved the Company’s filing. On May 1, 2020, the Company made its 2020 GREC Filing. However, in accordance with the approved gas rate case settlement agreement, the Company decreased the Gas System Enhancement Reconciliation Adjustment Factors (“GSERAF”) and Gas System Enhancement Adjustment Factors to zero effective March 1, 2020 and will recover the February 29, 2020 GSEP deferral balance including interest over a 24 month period beginning March 1, 2021. This results in this year’s GSERAF changing on March 1, 2021 instead of November 1, 2020. The preliminary GSERAF recovery amount to be recovered over 24 months beginning March 1, 2021 is $2.1 million. This matter remains pending before the MDPU.
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
Other Matters
Fitchburg

–
Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System

–
The MDPU engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board focused on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator examined: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued its final report on January 31, 2020, which contained a number of observation and recommendations for the improvement of gas distribution safety. On February 28, 2020, the Company filed a response and plan to implement the Unitil specific recommendations as well as generic safety improvements.
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
one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On April 2, 2020, Northern
Utiliti
es

submitted the annual information report for the period of November 1, 2020 through October 31, 2021. On May 13, 2020, the MPUC approved Northern Utilities’ request to extend its contract for firm transmission service on its affiliate Granite State pipeline for another year, extending the current contract for the period of November 1, 2020 through October 31, 2021.

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
The EDCs issued the RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation in June 2017. Final selection of projects was made in May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed two long-term contracts, each for 400 MW of offshore wind energy generation with the MDPU for approval. On April 12, 2019, the MDPU approved the Offshore Wind Energy Generation power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
The EDCs issued an RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This is the second solicitation pursuant to Section 83C and with the MDPU’s approval of the Vineyard Wind contracts for 800 MW of offshore wind energy generation as a result of the first solicitation, the remaining obligation under 83C is to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020. This filing remains pending before the MDPU.

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
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETO’s filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETO’s, Municipal PTF Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. On June 15, 2020 a settlement was filed. An order is requested by November 1, 2020. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe that these proceedings will have a material adverse impact on the Company’s financial condition or results of operations.
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
NOTE 7 – ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2019 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2020.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2020, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities; Both the review and extension are expected to be completed by the end of the fourth quarter of 2020. While any recommendation is subject to approval by the NH DES, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in the Environmental Obligations table below.
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
Fitchburg’s Manufactured Gas Plant Site

–
Fitchburg has worked with the Massachusetts Department of Environmental Protection to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion in 2021 or 2022. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2020 and 2019.

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

NOTE 8: INCOME TAXES
In March 2020 the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and included them in its tax computation as of June 30, 2020.
Income tax filings for the year ended December 31, 2018 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions at June 30, 2020 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events impacting any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2016; December 31, 2017; and December 31, 2018.
In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification section 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation.
Of the $48.9 million, $47.1 million represents the protected excess ADIT. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules; the benefit of the protected excess ADIT amount will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences.
In March 2020, the MPUC approved Northern Utilities’ base rate increase effective April 1, 2020. Part of the base rate increase is the flow back of excess ADIT through base rates. Northern Utilities was ordered to begin flowing back to customer excess ADIT of $12.3 million to gas ratepayers under the ARAM over

approximately
20
years.
The MDPU issued a multi-utility Order D.P.U.
18-15-E
(the “Order”) on December 21, 2018. The Order clarified the categories of Excess ADIT for Massachusetts ratemaking: 1) Excess protected ADIT directly related to utility plant fixed assets (rate base), 2) other non-plant
excess ADIT amounts (unprotected),

and 3) excess ADIT created through reconciling mechanisms. In the Order, all Massachusetts utilities were ordered to begin flow back of protected and unprotected excess ADIT on February 1, 2019 and to reconcile excess ADIT amounts previously collected from ratepayers through reconciliation mechanisms in the next filing of each of those individual reconciling mechanisms. Fitchburg was ordered to begin flowing back to customers excess ADIT of $10.1 million and $10.4 million to electric and gas ratepayers, respectively, under the ARAM over approximately fifteen years.

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
In addition to the protected excess ADIT of $47.1 million, amounts the Company expects to flow through to customers in utility rates, as noted above, there is approximately $1.8 million of excess ADIT created through reconciling mechanisms at December 31, 2017, related to the implementation of the new federal tax rate of the TCJA, which had not been previously collected from customers through utility rates. The Company will reconcile these excess ADIT amounts through the specific reconciliation mechanisms in the next filing of each of those individual reconciling mechanisms which will be subject to the review of state regulators.
In addition to the $48.9 million of net excess ADIT noted above, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. As of December 31, 2019 there was $0.3 million remaining; of which, $0.2 million was recognized as of June 30, 2020. The remaining $0.1 million will be recognized in 2020.
As described above, the

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
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2020	2019
Discount Rate	3.25%	4.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.40%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2024

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service Cost	$831	$776	$675	$576	$71	$63
Interest Cost	1,443	1,621	779	856	138	145
Expected Return on Plan Assets	(2,255)	(2,118)	(516)	(411)	—	—
Prior Service Cost Amortization	80	80	303	303	14	25
Actuarial Loss Amortization	1,618	1,081	186	57	259	156

Sub-total	1,717	1,440	1,427	1,381	482	389
Amounts Capitalized and Deferred	(807)	(597)	(695)	(606)	(152)	(112)

Net Periodic Benefit Cost Recognized	$910	$843	$732	$775	$330	$277

	Pension Plan		PBOP Plan		SERP Plan
Six Months Ended June 30,	2020	2019	2020	2019	2020	2019
Service Cost	$1,662	$1,552	$1,350	$1,152	$142	$123
Interest Cost	2,887	3,242	1,559	1,712	275	284
Expected Return on Plan Assets	(4,510)	(4,237)	(1,032)	(822)	—	—
Prior Service Cost Amortization	160	160	606	606	28	28
Actuarial Loss Amortization	3,236	2,162	372	114	518	314

Sub-total	3,435	2,879	2,855	2,762	963	749
Amounts Capitalized and Deferred	(1,437)	(1,009)	(1,227)	(1,080)	(290)	(215)

Net Periodic Benefit Cost Recognized	$1,998	$1,870	$1,628	$1,682	$673	$534

Employer Contribution
s
As of June 30, 2020, the Company had not made any contributions to its Pension Plan and had made $1.4 million of contributions to its PBOP Plan in 2020. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2020 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of June 30, 2020, the Company had made $0.3 million of benefit payments
under the SERP Plan in 2020. The Company presently anticipates making an additional $0.4 million of benefit payments under the SERP Plan in 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4. Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Controller, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Controller concluded as of June 30, 2020 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Form
10-K
for the year-ended December 31, 2019 as filed with the SEC on January 30, 2020, except for the following, which was disclosed on a Current Report on Form
8-K,
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
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2020.
Issuer Purchases of Equity Securities
Pursuant to the written trading plan under Rule
10b5-1
under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2020, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $516,000 in value of shares have been purchased or, if sooner, on May 1, 2021.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/20 – 4/30/20	—	—	—	$10,034
5/1/20 – 5/31/20	—	—	—	$516,000
6/1/20 – 6/30/20	—	—	—	$516,000

Total	—	—	—

Item 5. Other Information
On July 30, 2020, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2020. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
3.1	Unitil Corporation Fourth Amended and Restated By-Laws	Exhibit 3.1 to Form 8-K dated April 29, 2020 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Controller Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Controller Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated July 30, 2020 Announcing Earnings For the Quarter Ended June 30, 2020.	Filed herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: July 30, 2020	/s/ Laurence M. Brock
Laurence M. Brock
Chief Financial Officer

Date: July 30, 2020	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Controller