Form 10-Q
period 2020-09-30
UNITIL CORP
filed 2020-10-29
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common Stock, no par value	15,007,088 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended September 30, 2020

In this Quarterly Report on Form
10-Q,
the “Company”, “Unitil”, “we”, “us”, “our” and similar terms refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise.
CAUTIONARY STATEMENT
This report and the documents incorporated by reference into this report contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the Company’s future operations, are forward-looking statements.
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:

•
the novel coronavirus
(COVID-19)
pandemic could adversely impact the Company’s business, financial condition, results of operations and cash flows, including by disrupting the Company’s employees’ and contractors’ ability to provide ongoing services to the Company, by reducing customer demand for electricity or natural gas, or by reducing the supply of electricity or natural gas;

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
Unitil had an investment in Net Utility Plant of $1,185.3 million at September 30, 2020. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Rate Case Activity
Northern Utilities - Base Rates – Maine -
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt.
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) – Maine -
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
Northern Utilities - Base Rates - New Hampshire -
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historical test year of no earlier than the twelve months ending December 31, 2020.

Unitil Energy - Base Rates -
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
Fitchburg - Base Rates – Electric -
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
Fitchburg - Base Rates – Gas -
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
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40,000. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
Fitchburg - Gas System Enhancement Program -
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

In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. On April 30, 2020, the MDPU approved the Company’s filing. On May 1, 2020, the Company made its 2020 GREC Filing. However, in accordance with the approved gas rate case settlement agreement, the Company decreased the Gas System Enhancement Reconciliation Adjustment Factors (GSERAF) and Gas System Enhancement Adjustment Factors to zero effective March 1, 2020 and will recover the February 29, 2020 GSEP deferral balance including interest over a 24 month period beginning March 1, 2021. This results in this year’s GSERAF changing on March 1, 2021 instead of November 1, 2020. The preliminary GSERAF recovery amount to be recovered over 24 months beginning March 1, 2021 is $2.1 million. This matter remains pending before the MDPU.
Granite State - Base Rates -
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
On October 20, 2020, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of approximately $1.3 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023. The Settlement Agreement is pending approval by the FERC.
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2020 and September 30, 2019 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
The Company is responding to the
COVID-19
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
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the results of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure discussed below) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, as previously discussed, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.
The Company analyzes operating results using Gas and Electric Adjusted Gross Margins, which are non-GAAP
measures. Gas Adjusted Gross Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. Electric Adjusted Gross Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company’s management believes Gas and Electric Adjusted Gross Margins provide useful information to investors regarding profitability. The Company’s management also believes Gas and Electric Adjusted Gross Margins are important measures to analyze revenue from the Company’s ongoing operations because the approved cost of gas and electric sales are tracked, reconciled and passed through directly to customers in gas and electric tariff rates, resulting in an equal and offsetting amount reflected in Total Gas and Electric Operating Revenue.
In the following tables; the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended September 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$27.5	$59.9	$—	$87.4
Less: Cost of Sales	(9.5)	(35.4)	—	(44.9)
Less: Depreciation and Amortization	(7.5)	(6.0)	(0.2)	(13.7)

GAAP Gross Margin	10.5	18.5	(0.2)	28.8
Depreciation and Amortization	7.5	6.0	0.2	13.7

Adjusted Gross Margin	$18.0	$24.5	$—	$42.5

Three Months Ended September 30, 2019 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$24.9	$60.4	$—	$85.3
Less: Cost of Sales	(6.2)	(35.3)	—	(41.5)
Less: Depreciation and Amortization	(7.0)	(5.6)	(0.2)	(12.8)

GAAP Gross Margin	11.7	19.5	(0.2)	31.0
Depreciation and Amortization	7.0	5.6	0.2	12.8

Adjusted Gross Margin	$18.7	$25.1	$—	$43.8

Nine Months Ended September 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$131.4	$170.3	$—	$301.7
Less: Cost of Sales	(48.1)	(100.3)	—	(148.4)
Less: Depreciation and Amortization	(22.3)	(17.8)	(0.6)	(40.7)

GAAP Gross Margin	61.0	52.2	(0.6)	112.6
Depreciation and Amortization	22.3	17.8	0.6	40.7

Adjusted Gross Margin	$83.3	$70.0	$—	$153.3

Nine Months Ended September 30, 2019 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$143.9	$177.0	$0.9	$321.8
Less: Cost of Sales	(58.4)	(106.4)	—	(164.8)
Less: Depreciation and Amortization	(21.3)	(17.0)	(0.7)	(39.0)

GAAP Gross Margin	64.2	53.6	0.2	118.0
Depreciation and Amortization	21.3	17.0	0.7	39.0

Adjusted Gross Margin	$85.5	$70.6	$0.9	$157.0

Gas GAAP Gross Margin was $10.5 million and $61.0 million in the three and nine months ended September 30, 2020, respectively, decreases of $1.2 million and $3.2 million compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $1.0 million due to lower average usage primarily attributed to the economic slowdown associated with the coronavirus pandemic; and higher depreciation and amortization of $0.5 million, partially offset by customer growth and higher rates of $0.3 million. The decrease in the nine month period was driven by lower margin of $3.2 million principally due to warmer winter weather in the first quarter of 2020; lower margin of $1.3 million from lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic; and higher depreciation and amortization of $1.0 million. These decreases were partially offset by customer growth and higher rates of $2.3 million.
Electric GAAP Gross Margin was $18.5 million and $52.2 million in the three and nine months ended September 30, 2020, respectively, decreases of $1.0 million and $1.4 million compared to the same periods in 2019. Electric GAAP Gross Margin in the third quarter of 2020 reflects lower margin of $1.0 million from lower Commercial and Industrial (C&I) kilowatt-hour (kWh) sales and demand sales (a measure of peak usage by certain C&I customers during the period) due to lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic; and higher depreciation and amortization of $0.4 million; partially offset by the positive effect of warmer summer weather on kWh sales and higher rates of $0.4 million. Electric GAAP Gross Margin in the nine month period reflects lower margin of $2.0 million from lower C&I kWh and demand sales due to lower average usage, primarily attributed to the economic slowdown caused by the coronavirus pandemic and warmer winter weather, partially offset by the positive effect of warmer summer weather on kWh sales and customer growth; and higher depreciation and amortization of $0.8 million. Electric GAAP Gross Margin was also positively impacted in the nine month period by higher rates of $1.2 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders.
Earnings Overview
The Company’s Net Income was $0.3 million, or $0.02 in Earnings Per Share (EPS), for the third quarter of 2020, a decrease of $2.0 million in Net Income, or $0.13 per share, compared to the third quarter of 2019, driven by lower gas and electric sales margins and higher operating expenses.
For the nine months ended September 30, 2020, the Company reported Net Income of $18.6 million, or $1.25 per share, a decrease of $14.2 million, or $0.95 per share, compared to the same nine month period in 2019. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 per share, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. The decrease in earnings for the first nine months of 2020 also reflects lower gas and electric sales margins due to warmer winter weather in 2020 compared to 2019 and the economic slowdown caused by the coronavirus pandemic. The Company estimates that the warmer than normal winter weather negatively affected Net Income by approximately $3.1 million, or $0.20 per share, in the first nine months of 2020.
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $18.0 million and $83.3 million in the three and nine months ended September 30, 2020, respectively, decreases of $0.7 million and $2.2 million, respectively, compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $1.0 million due to lower average usage primarily attributed to the economic slowdown associated with the coronavirus pandemic, partially offset by customer growth and higher rates of $0.3 million. The decrease in the nine month period was driven by lower margin of $3.2 million principally due to warmer winter weather in the first quarter of 2020, and lower margin of $1.3 million from lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic. These decreases were partially offset by customer growth and higher rates of $2.3 million.
Gas therm sales decreased 5.5% and 7.1% in the three and nine month periods ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in overall gas therm sales in the Company’s service areas reflects warmer weather in the first nine months of 2020 compared to the same period in 2019, as well as lower sales to C&I customers, primarily in the second and third quarters, due to the economic slowdown caused by the coronavirus pandemic, partially offset by customer growth.
Based on weather data collected in the Company’s gas service areas, there were 8.4% fewer Effective Degree Days (EDD) in the first nine months of 2020, on average, compared to the same period in 2019 and 8.7% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were down 1.9% in the first nine months of 2020 compared to the same period in 2019. As of September 30, 2020, the number of gas customers served has increased by 2,337, including seasonal accounts, over the previous year.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $24.5 million and $70.0 million in the three and nine months ended September 30, 2020, decreases of $0.6 million and $0.6 million, respectively, compared with the same periods in 2019. Electric Adjusted Gross Margin in the third quarter of 2020 reflects lower margin of $1.0 million from lower C&I kWh sales and demand sales (a measure of peak usage by certain C&I customers during the period) due to lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic, partially offset by the positive effect of warmer summer weather on kWh sales, and higher rates of $0.4 million. Electric Adjusted Gross Margin in the nine month period reflects lower margin of $2.0 million from lower C&I kWh and demand sales due to lower average usage, primarily attributed to the economic slowdown caused by the coronavirus pandemic and warmer winter weather, partially offset by the positive effect of warmer summer weather on kWh sales, and customer growth. Electric Adjusted Gross Margin was also positively impacted in the nine month period by higher rates of $1.2 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders.
Total electric kWh sales increased 4.3% and 1.2%, respectively in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Sales to Residential customers increased 14.4% and 8.2%, respectively, in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Sales to C&I customers decreased 2.8% and 3.6%, respectively, in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. The increases in sales to Residential customers reflect the coronavirus pandemic stay-at-home
orders, warmer summer weather in 2020 compared to 2019 which resulted in higher use of air conditioning, and customer growth, partially offset by the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes. The decreases in sales to C&I customers reflect lower usage as a result of the economic slowdown caused by coronavirus pandemic, and the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes, partially offset by customer growth and warmer summer weather. Based on weather data collected in the Company’s electric service areas, there were 22.3% more Cooling Degree Days (CDD) in the third quarter of 2020, on average, compared to the same period in 2019. As of September 30, 2020, the number of total electric customers served has increased by 1,048, including seasonal accounts, over the last year.
Operation and Maintenance (O&M) expenses increased $0.6 million and decreased $1.3 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects higher utility operating costs. The decrease in the nine month period includes $0.4 million of lower labor and other costs attributed to Usource operations in the first quarter of 2019. The change in O&M expenses in the nine month period also reflects lower labor costs of $1.2 million and lower utility operating costs of $0.3 million, partially offset by higher bad debt expense of $0.4 million, which includes a provision for the impact of the coronavirus pandemic, and higher professional fees of $0.2 million. The lower labor costs in the nine month period reflect lower employee benefit costs.
Depreciation and Amortization expense increased $0.9 million and $1.7 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects increased depreciation on higher levels of utility plant in service and higher amortization of software. The increase in the nine month period reflects increased depreciation on higher levels of utility plant in service.
Taxes Other Than Income Taxes decreased $0.2 million and increased $0.9 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in the three month period reflects lower payroll taxes, partially offset by higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and the recognition of $0.6 million in property tax abatements in the second quarter of 2019, partially offset by lower payroll taxes. The lower payroll taxes in both periods reflect the recognition of $0.6 million of payroll tax credits associated with the Coronavirus Aid, Relief and Economic Security (CARES) Act in the third quarter of 2020.
Interest Expense, Net decreased $0.2 million and $0.2 million in the three and nine month periods ended September 30, 2020, respectively, compared to the same periods in 2019. These decreases reflect lower interest rates on short-term debt and lower interest expense on regulatory liabilities, partially offset by higher levels of long-term debt.

Other Expense (Income), Net increased $0.1 million for the three months ended September 30, 2020 compared to the same period in 2019. Other Expense (Income), Net changed from income of $9.8 million in the first nine months of 2019 to expense of $4.0 million in the first nine months of 2020, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.4 million of retirement benefit and other costs in 2020.
Federal and State Income Taxes decreased $0.5 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily reflecting lower pre-tax
earnings in the current periods.
At its January 2020, April 2020, July 2020 and October 2020 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.375 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.50 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
A more detailed discussion of the Company’s results of operations for the three and nine months ended September 30, 2020 is presented below.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales –
Unitil’s total therm sales of natural gas decreased 5.5% and 7.1% in the three and nine month periods ended September 30, 2020, respectively, compared to the same periods in 2019. In the third quarter of 2020, sales to Residential customers increased 3.8% and sales to C&I customers decreased 6.4%, respectively, compared to the same period in 2019. For the nine months ended September 30, 2020, sales to Residential and C&I customers decreased 5.5% and 7.6%, respectively, compared to the same period in 2019. The decrease in overall gas therm sales in the Company’s service areas reflects warmer weather in the first nine months of 2020 compared to the same period in 2019, as well as lower sales to C&I customers, primarily in the second and third quarters, due to the economic slowdown caused by the coronavirus pandemic, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, there were 8.4% fewer EDD in the first nine months of 2020, on average, compared to the same period in 2019 and 8.7% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were down 1.9% in the first nine months of 2020 compared to the same period in 2019. As of September 30, 2020, the number of gas customers served has increased by 2,337, including seasonal accounts, over the previous year. As previously discussed, sales margins derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and nine months ended September 30, 2020 and 2019, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Residential	2.7	2.6	0.1	3.8%	34.2	36.2	(2.0)	(5.5%)
Commercial / Industrial	23.3	24.9	(1.6)	(6.4%)	125.9	136.2	(10.3)	(7.6%)

Total	26.0	27.5	(1.5)	(5.5%)	160.1	172.4	(12.3)	(7.1%)

Gas Operating Revenues and Adjusted Gross Margin –
The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2020 and 2019:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Gas Operating Revenue:
Residential	$10.2	$8.9	$1.3	14.6%	$54.3	$57.8	$(3.5)	(6.1%)
Commercial / Industrial	17.3	16.0	1.3	8.1%	77.1	86.1	(9.0)	(10.5%)

Total Gas Operating Revenue	$27.5	$24.9	$2.6	10.4%	$131.4	$143.9	$(12.5)	(8.7%)

Cost of Gas Sales	$9.5	$6.2	$3.3	53.2%	$48.1	$58.4	$(10.3)	(17.6%)

Gas Adjusted Gross Margin	$18.0	$18.7	$(0.7)	(3.7%)	$83.3	$85.5	$(2.2)	(2.6%)

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $18.0 million and $83.3 million in the three and nine months ended September 30, 2020, respectively, decreases of $0.7 million and $2.2 million, respectively, compared to the same periods in 2019. The decrease in the three month period was driven by lower therm sales of $1.0 million due to lower average usage primarily attributed to the economic slowdown associated with the coronavirus pandemic, partially offset by customer growth and higher rates of $0.3 million. The decrease in the nine month period was driven by lower margin of $3.2 million principally due to warmer winter weather in the first quarter of 2020, and lower margin of $1.3 million from lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic. These decreases were partially offset by customer growth and higher rates of $2.3 million.
The increase in Total Gas Operating Revenue of $2.6 million in the three months ended September 30, 2020, compared to the same period in 2019, reflects higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by lower gas sales volumes. The decrease in Total Gas Operating Revenue of $12.5 million in the nine months ended September 30, 2020, compared to the same period in 2019, reflects lower cost of gas sales and lower sales volumes.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
– Unitil’s total electric kWh sales increased 4.3% and 1.2%, respectively in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Sales to Residential customers increased 14.4% and 8.2%, respectively, in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Sales to C&I customers decreased 2.8% and 3.6%, respectively, in the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. The increases in sales to Residential customers reflect the coronavirus pandemic stay-at-home
orders, warmer summer weather in 2020 compared to 2019 which resulted in higher use of air conditioning, and customer growth, partially offset by the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes. The decreases in sales to C&I customers reflect lower usage as a result of the economic slowdown caused by coronavirus pandemic, and the warmer winter weather in 2020 which adversely impacted the usage of electricity for heating purposes, partially offset by customer growth and warmer summer weather. Based on weather data collected in the Company’s electric service areas, there were 22.3% more CDD in the third quarter of 2020, on average, compared to the same period in 2019. As of September 30, 2020, the number of total electric customers served has increased by 1,048, including seasonal accounts, over the last year.

The following table details total kWh sales for the three and nine months ended September 30, 2020 and 2019 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	% Change	2020	2019	Change	% Change
Residential	207.0	180.9	26.1	14.4%	539.4	498.3	41.1	8.2%
Commercial / Industrial	250.4	257.7	(7.3)	(2.8%)	692.4	718.5	(26.1)	(3.6%)

Total	457.4	438.6	18.8	4.3%	1,231.8	1,216.8	15.0	1.2%

Electric Operating Revenues and Electric Adjusted Gross Margin
- The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine month periods ended September 30, 2020 and 2019:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Electric Operating Revenue:
Residential	$36.1	$34.4	$1.7	4.9%	$102.3	$101.9	$0.4	0.4%
Commercial / Industrial	23.8	26.0	(2.2)	(8.5%)	68.0	75.1	(7.1)	(9.5%)

Total Electric Operating Revenue	$59.9	$60.4	$(0.5)	(0.8%)	$170.3	$177.0	$(6.7)	(3.8%)

Cost of Electric Sales	$35.4	$35.3	$0.1	0.3%	$100.3	$106.4	$(6.1)	(5.7%)

Electric Adjusted Gross Margin	$24.5	$25.1	$(0.6)	(2.4%)	$70.0	$70.6	$(0.6)	(0.8%)

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $24.5 million and $70.0 million in the three and nine months ended September 30, 2020, respectively, decreases of $0.6 million and $0.6 million, respectively, compared with the same periods in 2019. Electric Adjusted Gross Margin in the third quarter of 2020 reflects lower margin of $1.0 million from lower C&I kWh sales and demand sales (a measure of peak usage by certain C&I customers during the period) due to lower average usage primarily attributed to the economic slowdown caused by the coronavirus pandemic, partially offset by the positive effect of warmer summer weather on kWh sales, and higher rates of $0.4 million. Electric Adjusted Gross Margin in the nine month period reflects lower margin of $2.0 million from lower C&I kWh and demand sales due to lower average usage, primarily attributed to the economic slowdown caused by the coronavirus pandemic and warmer winter weather, partially offset by the positive effect of warmer summer weather on kWh sales, and customer growth. Electric Adjusted Gross Margin was also positively impacted in the nine month period by higher rates of $1.2 million and higher margin of $0.2 million from increased residential sales due to coronavirus pandemic stay-at-home
orders.
The decreases in Total Electric Operating Revenue of $0.5 million and $6.7 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 reflect lower cost of electric sales for the nine month period, which are tracked and reconciled to costs that are passed through directly to customers, and lower C&I sales.

Operating Revenue - Other
Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements), which is comprised of revenues from the Company’s former non-regulated
energy brokering business, Usource, decreased $0.9 million in the first nine months of 2020, compared to the same period in 2019, reflecting the Company’s divestiture of Usource in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements).
Operating Expenses
Cost of Gas Sales
– Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $3.3 million, or 53.2%, and decreased $10.3 million, or 17.6%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects higher average gas prices and a decrease in the amount of gas purchased by customers directly from third-party suppliers, partially offset by lower gas sales. The decrease in the nine month period reflects lower wholesale gas commodity prices and lower gas sales, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Cost of Electric Sales
– Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $0.1 million, or 0.3%, and decreased $6.1 million, or 5.7% in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects higher sales of electricity, partially offset by lower wholesale electricity prices. The decrease in the nine month period reflects lower wholesale electricity prices, partially offset by higher sales of electricity and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis and therefore changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) –
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.6 million, or 3.9%, and decreased $1.3 million, or 2.6%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects higher utility operating costs. The decrease in the nine month period includes $0.4 million of lower labor and other costs attributed to Usource operations in the first quarter of 2019. The change in O&M expenses in the nine month period also reflects lower labor costs of $1.2 million and lower utility operating costs of $0.3 million, partially offset by higher bad debt expense of $0.4 million, which includes a provision for the impact of the coronavirus pandemic, and higher professional fees of $0.2 million. The lower labor costs in the nine month period reflect lower employee benefit costs.
Depreciation and Amortization -
Depreciation and Amortization expense increased $0.9 million, or 7.0%, and $1.7 million, or 4.4%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in the three month period reflects increased depreciation on higher levels of utility plant in service and higher amortization of software. The increase in the nine month period reflects increased depreciation on higher levels of utility plant in service.
Taxes Other Than Income Taxes
– Taxes Other Than Income Taxes decreased $0.2 million, or 3.6%, and increased $0.9 million, or 5.3%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in the three month period reflects lower payroll taxes, partially offset by higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and the recognition of $0.6 million in property tax abatements in the second quarter of 2019, partially offset by lower payroll taxes. The lower payroll taxes in both periods reflect the recognition of $0.6 million of payroll tax credits associated with the CARES Act in the third quarter of 2020. See Note 8 (Income Taxes) to the accompanying Consolidated Financial Statements.

Other Expense (Income), Net –
Other Expense (Income), Net increased $0.1 million, or 10.0%, for the three months ended September 30, 2020 compared to the same period in 2019. Other Expense (Income), Net changed from income of $9.8 million in the first nine months of 2019 to expense of $4.0 million in the first nine months of 2020, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.4 million of higher retirement benefit and other costs in 2020.
Provision for Income Taxes
- Federal and State Income Taxes decreased $0.5 million and $4.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019, primarily reflecting lower pre-tax
earnings in the current periods.
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

Interest Expense, Net	Three Months			Nine Months
($ millions)	Ended September 30,			Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest Expense
Long-term Debt	$6.0	$5.7	$0.3	$18.1	$17.0	$1.1
Short-term Debt	0.3	0.6	(0.3)	1.3	2.4	(1.1)
Regulatory Liabilities	0.1	0.2	(0.1)	0.2	0.5	(0.3)

Subtotal Interest Expense	6.4	6.5	(0.1)	19.6	19.9	(0.3)

Interest (Income)
Regulatory Assets	(0.2)	(0.2)	—	(0.6)	(0.6)	—
AFUDC (1) and Other	(0.6)	(0.5)	(0.1)	(1.3)	(1.4)	0.1

Subtotal Interest (Income)	(0.8)	(0.7)	(0.1)	(1.9)	(2.0)	0.1

Total Interest Expense, Net	$5.6	$5.8	$(0.2)	$17.7	$17.9	$(0.2)

(1)	AFUDC – Allowance for Funds Used During Construction.
Interest Expense, Net decreased $0.2 million and $0.2 million in the three and nine month periods ended September 30, 2020, respectively, compared to the same periods in 2019. These decreases reflect lower interest rates on short-term debt and lower interest expense on regulatory liabilities, partially offset by higher levels of long-term debt.

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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the “Cash Pool”). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2020, September 30, 2019 and December 31, 2019, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $186.0 million for the nine months ended September 30, 2020. Total gross repayments were $227.3 million for the nine months ended September 30, 2020. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2020, September 30, 2019 and December 31, 2019:

	Revolving Credit Facility ($ millions)
	Sept 30,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	17.3	49.2	58.6
Letter of Credit Outstanding	0.1	0.1	0.1

Available	$102.6	$70.7	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2020, September 30, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4.)
The Company is monitoring the coronavirus pandemic and does not believe it will adversely affect the Company’s access to capital and funding sources and its planned capital expenditures. The Company believes the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets for the issuance of new long-term debt, will be sufficient to meet any working capital and future operating requirements, and forecasted capital investment opportunities.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2020, there were approximately $6.2 million of guarantees outstanding.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $6.0 million, $8.1 million and $6.5 million of gas storage inventory at September 30, 2020, September 30, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in September 2020 and payable in October 2020 is less than $0.1 million and is recorded in Accounts Payable at September 30, 2020. The amount of gas inventory released in September 2019 and payable in October 2019 was $0.1 million and was recorded in Accounts Payable at September 30, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. Additionally, as of September 30, 2020, there were approximately $6.2 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the impact of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2020, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2019. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2019 Form
10-K
for additional information.
LABOR RELATIONS
As of September 30, 2020, the Company and its subsidiaries had 505 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.
As of September 30, 2020, a total of 165 employees of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2020:

	Employees Covered	CBA Expiration
Fitchburg	43	05/31/2022
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	36	03/31/2021
Granite State	5	03/31/2021
Unitil Energy	40	05/31/2023
Unitil Service Corp.	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2020 and September 30, 2019 were 1.3% and 3.4%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2020 and September 30, 2019 were 1.8% and 3.6%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.
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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
Gas	$27.5	$24.9	$131.4	$143.9
Electric	59.9	60.4	170.3	177.0
Other	—	—	—	0.9

Total Operating Revenues	87.4	85.3	301.7	321.8

Operating Expenses
Cost of Gas Sales	9.5	6.2	48.1	58.4
Cost of Electric Sales	35.4	35.3	100.3	106.4
Operation and Maintenance	16.1	15.5	48.6	49.9
Depreciation and Amortization	13.7	12.8	40.7	39.0
Taxes Other Than Income Taxes	5.3	5.5	17.9	17.0

Total Operating Expenses	80.0	75.3	255.6	270.7

Operating Income	7.4	10.0	46.1	51.1
Interest Expense, Net	5.6	5.8	17.7	17.9
Other Expense (Income), Net	1.1	1.0	4.0	(9.8)

Income Before Income Taxes	0.7	3.2	24.4	43.0
Provision for Income Taxes	0.4	0.9	5.8	10.2

Net Income	$0.3	$2.3	$18.6	$32.8

Net Income Per Common Share (Basic and Diluted)	$0.02	$0.15	$1.25	$2.20
Weighted Average Common Shares Outstanding – (Basic and Diluted)	14.9	14.9	14.9	14.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	September 30,		December 31,
	2020	2019	2019
ASSETS:

Current Assets :
Cash and Cash Equivalents	$8.2	$7.3	$5.2
Accounts Receivable, Net	48.6	39.4	55.1
Accrued Revenue	39.1	35.3	50.0
Exchange Gas Receivable	6.5	8.6	6.1
Gas Inventory	0.6	0.8	0.8
Taxes Refundable	0.1	2.9	—
Materials and Supplies	8.5	7.7	7.9
Prepayments and Other	5.7	5.4	5.8

Total Current Assets	117.3	107.4	130.9

Utility Plant:
Gas	876.8	783.2	837.7
Electric	545.9	514.8	529.7
Common	63.3	61.6	62.7
Construction Work in Progress	101.0	72.9	37.4

Utility Plant	1,587.0	1,432.5	1,467.5
Less: Accumulated Depreciation	401.7	348.6	356.0

Net Utility Plant	1,185.3	1,083.9	1,111.5

Other Noncurrent Assets:
Regulatory Assets	104.4	98.7	112.0
Operating Lease Right of Use Assets	5.6	4.2	4.0
Other Assets	11.3	15.5	12.4

Total Other Noncurrent Assets	121.3	118.4	128.4

TOTAL ASSETS	$1,423.9	$1,309.7	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares) (UNAUDITED)

	September 30,		December 31,
	2020	2019	2019
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$25.1	$22.9	$37.6
Short-Term Debt	17.3	49.2	58.6
Long-Term Debt, Current Portion	6.3	19.5	19.5
Regulatory Liabilities	10.6	14.4	7.4
Energy Supply Obligations	12.1	12.5	10.5
Interest Payable	7.2	7.1	4.5
Environmental Obligations	0.3	0.6	0.6
Other Current Liabilities	19.3	18.2	21.1

Total Current Liabilities	98.2	144.4	159.8

Noncurrent Liabilities:
Retirement Benefit Obligations	145.0	120.8	141.9
Deferred Income Taxes, net	109.4	108.3	103.6
Cost of Removal Obligations	107.1	98.4	96.0
Regulatory Liabilities	44.7	46.7	46.6
Environmental Obligations	1.9	2.2	2.1
Other Noncurrent Liabilities	7.8	8.0	6.5

Total Noncurrent Liabilities	415.9	384.4	396.7

Capitalization:
Long-Term Debt, Less Current Portion	529.0	410.9	437.5
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 15,005,881, 14,925,898 and 14,930,170 Shares)	284.8	281.7	282.5
Retained Earnings	95.8	88.1	94.1

Total Common Stock Equity	380.6	369.8	376.6
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	380.8	370.0	376.8

Total Capitalization	909.8	780.9	814.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,423.9	$1,309.7	$1,370.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net Income	$18.6	$32.8
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	40.7	39.0
Deferred Tax Provision	3.0	9.3
Gain on Divestiture, Net (See Note 1)	—	(13.4)
Changes in Working Capital Items:
Accounts Receivable	6.5	27.4
Accrued Revenue	10.9	19.4
Exchange Gas Receivable	(0.4)	(0.5)
Regulatory Liabilities	3.2	2.9
Accounts Payable	(12.5)	(19.7)
Other Changes in Working Capital Items	0.9	(2.4)
Deferred Regulatory and Other Charges	5.3	(4.7)
Other, net	(1.3)	2.1

Cash Provided by Operating Activities	74.9	92.2

Investing Activities:
Property, Plant and Equipment Additions	(93.6)	(76.7)
Proceeds from Divestiture, Net (See Note 1)	—	13.4

Cash (Used in) Investing Activities	(93.6)	(63.3)

Financing Activities:
Repayment of Short-Term Debt, net	(41.3)	(33.6)
Repayment of Long-Term Debt	(15.9)	(15.2)
Issuance of Long-Term Debt	95.0	40.0
Long-Term Debt Issuance Costs	(0.5)	(0.2)
Decrease in Capital Lease Obligations	—	(5.1)
Net Increase in Exchange Gas Financing	0.5	0.5
Dividends Paid	(16.9)	(16.7)
Proceeds from Issuance of Common Stock	0.8	0.9

Cash Provided by (Used in) Financing Activities	21.7	(29.4)

Net Increase (Decrease) in Cash and Cash Equivalents	3.0	(0.5)
Cash and Cash Equivalents at Beginning of Period	5.2	7.8

Cash and Cash Equivalents at End of Period	$8.2	$7.3

Supplemental Cash Flow Information:
Interest Paid	$15.3	$15.6
Income Taxes Paid	$0.8	$0.9
Payments on Capital Leases	$0.2	$5.4
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$0.6	$0.8
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.6	$4.2
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2020
Balance at July 1, 2020	$284.4	$101.1	$385.5
Net Income		0.3	0.3
Dividends on Common Shares ($0.375 per share)		(5.6)	(5.6)
Stock Compensation Plans	0.1		0.1
Issuance of 6,650 Common Shares	0.3		0.3

Balance at September 30, 2020	$284.8	$95.8	$380.6

Three Months Ended September 30, 2019
Balance at July 1, 2019	$281.3	$91.5	$372.8
Net Income		2.3	2.3
Dividends on Common Shares ($0.370 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.1		0.1
Issuance of 4,727 Common Shares	0.3		0.3

Balance at September 30, 2019	$281.7	$88.1	$369.8

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		18.6	18.6
Dividends on Common Shares ($1.125 per share)		(16.9)	(16.9)
Stock Compensation Plans	1.5		1.5
Issuance of 16,849 Common Shares	0.8		0.8

Balance at September 30, 2020	$284.8	$95.8	$380.6

Nine Months Ended September 30, 2019
Balance at January 1, 2019	$279.1	$72.0	$351.1
Net Income		32.8	32.8
Dividends on Common Shares ($1.11 per share)		(16.7)	(16.7)
Stock Compensation Plans	1.7		1.7
Issuance of 15,793 Common Shares	0.9		0.9

Balance at September 30, 2019	$281.7	$88.1	$369.8

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
Non-Regulated
Business Subsidiary” section.
Basis of Presentation –
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to
Form 10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the

Company’s Annual Report on
Form 10-K
for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (SEC) on January 30, 2020, for a description of the Company’s Basis of Presentation.

Divestiture of
Non-Regulated
Business Subsidiary –
On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $13.4 million on this divestiture is included in Other Expense (Income), Net on the Consolidated Statements of Earnings for the nine months ended September 30, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes for that period.
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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$7.0	$35.3	$42.3
C&I	11.6	24.1	35.7
Other	1.4	1.4	2.8

Total Billed and Unbilled Revenue	20.0	60.8	80.8
Rate Adjustment Mechanism Revenue	7.5	(0.9)	6.6

Total Gas and Electric Operating Revenues	$27.5	$59.9	$87.4

	Three Months Ended September 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$6.9	$31.3	$38.2
C&I	12.5	24.5	37.0
Other	1.1	1.5	2.6

Total Billed and Unbilled Revenue	20.5	57.3	77.8
Rate Adjustment Mechanism Revenue	4.4	3.1	7.5

Total Gas and Electric Operating Revenues	$24.9	$60.4	$85.3

	Nine Months Ended September 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$52.4	$99.9	$152.3
C&I	72.9	68.7	141.6
Other	5.6	4.9	10.5

Total Billed and Unbilled Revenue	130.9	173.5	304.4
Rate Adjustment Mechanism Revenue	0.5	(3.2)	(2.7)

Total Gas and Electric Operating Revenues	$131.4	$170.3	$301.7

	Nine Months Ended September 30, 2019
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$61.4	$94.8	$156.2
C&I	89.5	72.2	161.7
Other	9.1	5.8	14.9

Total Billed and Unbilled Revenue	160.0	172.8	332.8
Rate Adjustment Mechanism Revenue	(16.1)	4.2	(11.9)

Total Gas and Electric Operating Revenues	$143.9	$177.0	$320.9

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
Other Operating Revenue -
Non-regulated
- Other Operating Revenue -
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
Cash and Cash Equivalents -
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2020, September 30, 2019 and December 31, 2019, the Unitil subsidiaries had deposited $4.7 million, $3.5 million and $1.9 million, respectively to satisfy their
ISO-NE
obligations.
Financial Instruments
–
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments - Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material impact on the financial statements.

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
The Allowance for Doubtful Accounts as of September 30, 2020, September 30, 2019 and December 31, 2019, was as follows:

($ millions)
	September 30,		December 31,
	2020	2019	2019
Allowance for Doubtful Accounts	$1.6	$1.0	$1.0

Accounts Receivable, Net includes $1.5 million, $1.0 million, and $1.0 million of the Allowance for Doubtful Accounts at September 30, 2020, September 30, 2019 and December 31, 2019, respectively. Unbilled Revenues, net (a component of Accrued Revenue, shown in the table below) includes $0.1 million of the Allowance for Doubtful Accounts at September 30, 2020.
Accrued Revenue -
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2020, September 30, 2019 and December 31, 2019.

	September 30,		December 31,
Accrued Revenue ($ millions)	2020	2019	2019
Regulatory Assets – Current	$31.7	$24.9	$35.8
Unbilled Revenues	7.4	10.4	14.2

Total Accrued Revenue	$39.1	$35.3	$50.0

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2020, September 30, 2019 and December 31, 2019.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2020	2019	2019
Northern Utilities	$6.0	$8.0	$5.5
Fitchburg	0.5	0.6	0.6

Total Exchange Gas Receivable	$6.5	$8.6	$6.1

Gas Inventory
– The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2020, September 30, 2019 and December 31, 2019.

	September 30,		December 31,
Gas Inventory ($ millions)	2020	2019	2019
Natural Gas	$0.2	$0.4	$0.4
Propane	0.3	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.6	$0.8	$0.8

Utility Plant –
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2020, September 30, 2019 and December 31, 2019, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $107.1 million, $98.4 million, and $96.0 million, respectively.
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

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2020	2019	2019
Retirement Benefits	$81.0	$74.0	$88.9
Energy Supply & Other Rate Adjustment Mechanisms	28.9	20.6	31.0
Deferred Storm Charges	4.4	5.0	5.6
Environmental	6.1	8.0	7.2
Income Taxes	3.6	4.3	4.2
Other Deferred Charges	12.1	11.7	10.9

Total Regulatory Assets	$136.1	$123.6	$147.8
Less: Current Portion of Regulatory Assets (1)	31.7	24.9	35.8

Regulatory Assets – noncurrent	$104.4	$98.7	$112.0

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2020	2019	2019
Income Taxes (Note 8)	$45.8	$47.6	$47.6
Rate Adjustment Mechanisms	9.2	13.0	6.0
Other	0.3	0.5	0.4

Total Regulatory Liabilities	$55.3	$61.1	$54.0
Less: Current Portion of Regulatory Liabilities	10.6	14.4	7.4

Regulatory Liabilities – noncurrent	$44.7	$46.7	$46.6

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Regulatory Assets at September 30, 2020 include $7.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material impact on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of accounting rules for regulated operations, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Money Market Funds	$5.7	$5.9	$5.6

Total Marketable Securities	$5.7	$5.9	$5.6

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

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2020	2019	2019
Equity Funds	$0.2	$—	$0.1
Money Market Funds	0.3	0.1	0.1

Total Marketable Securities	$0.5	$0.1	$0.2

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2020	2019	2019
Current:
Exchange Gas Obligation	$6.0	$8.0	$5.5
Renewable Energy Portfolio Standards	5.8	4.2	4.7
Power Supply Contract Divestitures	0.3	0.3	0.3

Total Energy Supply Obligations - Current	12.1	12.5	10.5
Noncurrent:
Power Supply Contract Divestitures	—	0.4	0.3

Total Energy Supply Obligations	$12.1	$12.9	$10.8

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
Renewable Energy Portfolio Standards
- Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded in the Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (“Green Communities Act”, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (“Acts of 2012”), and An Act to Promote Energy Diversity (“Energy Diversity Act”, 2016). For all the long-term contracts in place, six are currently operational and providing clean energy and RECs. These include one from the Green Communities Act 2008, and five from two separate procurements under the Acts of 2012. One additional contract from the Acts of 2012 is expected to become operational in the fourth quarter of 2020. Since 2017, the Company has participated in three major statewide procurements which resulted in contracts for imported hydroelectric power and associated transmission and two for offshore wind generation. The contract for imported hydroelectric power and one of the offshore wind contracts were approved by the MDPU in the second quarter of 2019 and the other offshore wind contract is pending approval by the MDPU.

Additional long-term clean energy contracts are expected in compliance with the Energy Diversity Act and An Act to Promote a Clean Energy Future (2018). Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of September 30, 2020, Fitchburg has fully-recovered its power supply-related stranded costs and Unitil Energy has $0.3 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).
Subsequent Events –
The Company evaluates all events or transactions through the date of the related filing. During the period subsequent to the balance sheet date and through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/28/20	11/30/20	11/16/20	$ 0.375
07/29/20	08/28/20	08/14/20	$ 0.375
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375
10/23/19	11/27/19	11/13/19	$ 0.370
07/24/19	08/29/19	08/15/19	$ 0.370
04/24/19	05/29/19	05/15/19	$ 0.370
01/30/19	02/28/19	02/14/19	$ 0.370

NOTE 3 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and nine months ended September 30, 2020 and September 30, 2019:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended Sept. 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$20.0	$60.8	$—	$—	$80.8
Rate Adjustment Mechanism Revenue	7.5	(0.9)	—	—	6.6
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$27.5	$59.9	$—	$—	$87.4

Segment Profit (Loss)	(3.6)	4.4	—	(0.5)	0.3
Capital Expenditures	27.4	16.0	—	1.4	44.8

Three Months Ended Sept. 30, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$20.5	$57.3	$—	$—	$77.8
Rate Adjustment Mechanism Revenue	4.4	3.1	—	—	7.5
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$24.9	$60.4	$—	$—	$85.3

Segment Profit (Loss)	(3.9)	4.4	—	1.8	2.3
Capital Expenditures	26.9	9.2	—	1.9	38.0

Nine Months Ended Sept. 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$130.9	$173.5	$—	$—	$304.4
Rate Adjustment Mechanism Revenue	0.5	(3.2)	—	—	(2.7)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$131.4	$170.3	$—	$—	$301.7

Segment Profit (Loss)	8.6	10.1	—	(0.1)	18.6
Capital Expenditures	50.0	39.9	—	3.7	93.6
Segment Assets	845.0	556.3	—	22.6	1,423.9

Nine Months Ended Sept. 30, 2019 ($ millions)
Revenues:
Billed and Unbilled Revenue	$160.0	$172.8	$—	$—	$332.8
Rate Adjustment Mechanism Revenue	(16.1)	4.2	—	—	(11.9)
Other Operating Revenue – Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	$143.9	$177.0	$0.9	$—	$321.8

Segment Profit	10.1	9.7	10.2	2.8	32.8
Capital Expenditures	48.3	24.1	—	4.3	76.7
Segment Assets	780.7	507.6	0.3	21.1	1,309.7

NOTE 4 –DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at September 30, 2020, September 30, 2019 and December 31, 2019 are shown below:

($ millions)	September 30,		December 31,
	2020	2019	2019
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$20.0	$20.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	—	30.0
Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	—	5.0	5.0
8.49% Senior Secured Notes, Due October 14, 2024	4.5	6.0	4.5
6.96% Senior Secured Notes, Due September 1, 2028	16.0	18.0	18.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	—	—
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	3.8	5.7	3.8
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	10.8	12.0	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due J une 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	—	—
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
5.29% Senior Notes, Due March 2, 2020	—	8.2	8.2
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	—	—
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0

Total Long-Term Debt	539.1	433.9	460.5
Less: Unamortized Debt Issuance Costs	3.8	3.5	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	535.3	430.4	457.0
Less: Current Portion	6.3	19.5	19.5

Total Long-term Debt, Less Current Portion	$529.0	$410.9	$437.5

Fair Value of Long-Term Debt
- Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.) In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

($ millions)	September 30,		December 31,
	2020	2019	2019
Estimated Fair Value of Long-Term Debt	$631.7	$495.1	$518.7

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $186.0 million for the nine months ended September 30, 2020. Total gross repayments were $227.3 million for the nine months ended September 30, 2020.
The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30 2020, September 30, 2019 and December 31, 2019:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2020	2019	2019
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	17.3	49.2	58.6
Letter of Credit Outstanding	0.1	0.1	0.1

Available	$102.6	$70.7	$61.3

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2020, September 30, 2019 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.3% and 3.4% for the three months ended September 30, 2020 and September 30, 2019, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.8% and 3.6% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2019 was 3.4%.
As discussed previously, the Company divested of its
non-regulated
subsidiary business, Usource, in the first quarter of 2019. The Company used the net proceeds of $9.8 million from this divestiture for general corporate purposes.
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been netted against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $6.0 million, $8.1 million and $6.5 million of gas storage inventory at September 30, 2020, September 30, 2019 and December 31, 2019, respectively, related to these asset management agreements. The amount of gas inventory released in September 2020 and payable in October 2020 is less than $0.1 million and is recorded in Accounts Payable at September 30, 2020. The amount of gas inventory released in September 2019 and payable in October 2019 was $0.1 million and was recorded in Accounts Payable at September 30, 2019. The amount of gas inventory released in December 2019 and payable in January 2020 was $1.0 million and was recorded in Accounts Payable at December 31, 2019.

Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2020, there were approximately $6.2 million of guarantees outstanding.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended September 30, 2020 and 2019 amounted to $0.5 million and $0.4 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2020 and 2019 amounted to $1.4 million and $1.1 million, respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations ($ millions)	2020	2019	2019
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.2	$1.2
Other Noncurrent Liabilities (long-term portion)	4.0	3.0	2.8

Total Operating Lease Obligations	$5.6	$4.2	$4.0

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$0.3	$0.2
Other Noncurrent Liabilities (long-term portion)	0.3	0.3	0.3

Total Capital Lease Obligations	$0.5	$0.6	$0.5

Total Lease Obligations	$6.1	$4.8	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2020 was $1.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.1 million, $1.3 million and $1.2 million as of September 30, 2020, September 30, 2019 and December 31, 2019, respectively, less accumulated amortization of $0.6 million, $0.6 million and $0.6 million, respectively, and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2020. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2020.
The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $4.0 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2020.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2020	$462	$66
2021	1,746	193
2022	1,468	130
2023	1,172	88
2024	842	33
2025-2029	425	—

Total Payments	6,115	510

Less: Interest	504	25

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,611	$485

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2020, the weighted average remaining lease term is four years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%.
NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 14,925,898, 14,930,170 and 15,005,881 shares of common stock outstanding at September 30, 2019, December 31, 2019 and September 30, 2020, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first nine months of 2020, the Company sold 16,849 shares of its common stock, at an average price of $48.75 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $821,500. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 28, 2020, 28,630 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.8 million. On July 28, 2020, 3,000 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $0.1 million. There were 59,813 and 50,917 non-vested
shares under the Stock Plan as of September 30, 2020 and 2019, respectively. The weighted average grant date fair value of these shares was $54.41 and $46.41, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $2.1 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately three years. During the nine months ended September 30, 2020 there were 5,190 restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management
members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2020 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2019	70,364	$41.20
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	1,115	$49.62
Restricted Stock Units Settled	(32,422)	$41.09

Restricted Stock Units as of September 30, 2020	39,057	$41.54

There were 62,999 Restricted Stock Units outstanding as of September 30, 2019 with a weighted average stock price of $38.61. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2020, September 30, 2019 and December 31, 2019 is $0.6 million, $1.7 million and $1.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock
There was $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2020, September 30, 2019 and December 31, 2019. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2020 and September 30, 2019, respectively.
NOTE 6 – REGULATORY MATTERS
UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S ANNUAL REPORT ON FORM
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
Rate Case Activity
Northern Utilities - Base Rates – Maine -
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, or a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt.
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) – Maine -
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

Northern Utilities - Base Rates - New Hampshire -
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second step increase of approximately $1.4 million of annual revenue was approved by the NHPUC, effective May 1, 2019, to recover eligible capital investments in 2018. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historical test year of no earlier than the twelve months ending December 31, 2020.
Unitil Energy - Base Rates -
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
Fitchburg - Base Rates – Electric -
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
Fitchburg - Base Rates – Gas -
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
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40,000. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.

Fitchburg - Gas System Enhancement Program -
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
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. Because the increase in the amount for recovery, $1.6 million, still exceeded the annual cap, the Order resulted in a revenue increase of $1.0 million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap, $0.6 million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of $1.0 million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the inclusion of the 2015 through 2018 GSEP investments in base rates effective March 1, 2020. On April 30, 2020, the MDPU approved the Company’s filing. On May 1, 2020, the Company made its 2020 GREC Filing. However, in accordance with the approved gas rate case settlement agreement, the Company decreased the Gas System Enhancement Reconciliation Adjustment Factors (GSERAF) and Gas System Enhancement Adjustment Factors to zero effective March 1, 2020 and will recover the February 29, 2020 GSEP deferral balance including interest over a 24 month period beginning March 1, 2021. This results in this year’s GSERAF changing on March 1, 2021 instead of November 1, 2020. The preliminary GSERAF recovery amount to be recovered over 24 months beginning March 1, 2021 is $2.1 million. This matter remains pending before the MDPU.
Granite State - Base Rates -
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
On October 20, 2020, Granite State filed an uncontested rate settlement with the FERC which provides for an increase in annual revenues of approximately $
1.3
 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023. The Settlement Agreement is pending approval by the FERC.
Other Matters
Fitchburg - Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System –
The MDPU engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board focused on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator examined: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued its final report on January 31, 2020, which contained a number of observation and recommendations for the improvement of gas distribution safety. On February 28, 2020, the Company filed a response and plan to implement the Unitil specific recommendations as well as generic safety improvements.

Northern Utilities / Granite State – Firm Capacity Contract
-
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
Fitchburg - Massachusetts RFPs -
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 megawatts (MW)
of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydro, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours

(MWh)
by December 31, 2022. Unitil’s pro rata share of each of these contracts is approximately one percent. The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for 9,554,940 MWh of Qualified Clean Energy and associated Environmental Attributes from hydroelectric generation were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. Also, the MDPU approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Massachusetts Supreme Judicial Court upheld the MDPU’s approval in an Order dated September 3, 2020. The Company believes that the power purchase obligations under these long-term contracts will have a material impact on the contractual obligations and regulatory assets of Fitchburg, once certain conditions and contingencies are met.
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
FERC Transmission Formula Rate Proceedings -
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

NOTE 7 – ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S ANNUAL REPORT ON FORM
10-K
FOR DECEMBER 31, 2019 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 30, 2020.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2020, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Northern Utilities Manufactured Gas Plant Sites -
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
Fitchburg’s Manufactured Gas Plant Site -
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
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2020 and 2019.
Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Nine months ended September 30,
	2020	2019	2020	2019	2020	2019
Total Balance at Beginning of Period	$—	$—	$2.7	$2.0	$2.7	$2.0
Additions	—	—	0.1	1.0	0.1	1.0
Less: Payments / Reductions	—	—	0.6	0.2	0.6	0.2

Total Balance at End of Period	—	—	2.2	2.8	2.2	2.8

Less: Current Portion	—	—	0.3	0.6	0.3	0.6

Noncurrent Balance at End of Period	$—	$—	$1.9	$2.2	$1.9	$2.2

NOTE 8: INCOME TAXES
In March 2020 the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and included them in its tax computation as of September 30, 2020. Additionally, the CARES Act enacted the Employment Retention Credit (ERC) to incentivize companies to retain employees. The ERC is a 50% credit on employee wages for employees that are retained and cannot perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. The ERC is taken as a credit on employment tax form 941. In Q3 2020 the Company recorded an ERC of $0.6 mill
i
on as a reduction to employment tax expense.
Income tax filings for the year ended December 31, 2019 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. The Company evaluated its tax positions at September 30, 2020 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement and foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2017; December 31, 2018; and December 31, 2019.
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
Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules; the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years, over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of September 30, 2020, the Company flowed back $1.6M to customers in Massachusetts and Maine.
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
In addition to the $48.9 million of net excess ADIT noted above, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company is recognizing the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. As of December 31, 2019 there was $0.3 million remaining; of which, $0.2 million was recognized as of September 30, 2020. The remaining $0.1 million will be recognized in 2020.
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

Under the Company’s Tax Sharing Agreement (the “Agreement”) which was approved upon the formation of Unitil as a public utility holding company; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company filed its tax returns for the year ended December 31, 2019 with the IRS in October 2020 and utilized federal NOLC assets of $8.2 million. As of September 30, 2020, the Company had recorded cumulative federal NOLC assets of $2.7 million to offset against taxes payable in future periods. If unused, the Company’s NOLC carryforward assets will begin to expire in 2029. The Company received $0.9 million of the Alternative Minimum Tax (AMT) credits in 2019 and will receive $0.9 million of the AMT credits in 2020 as provided for in the CARES Act. In addition, at September 30, 2020, the Company had $1.9 million of cumulative general business tax credit and other state tax credit carryforwards to offset future income taxes payable.
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
NOTE 9: RETIREMENT BENEFIT OBLIGATIONS
The Company
co-sponsors
the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation Supplemental Executive Retirement Plan (SERP Plan) to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019 as filed with the SEC on January 30, 2020 for additional information regarding these plans.
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2020	2019
Discount Rate	3.25%	4.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.40%	7.75%
Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2024

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended September 30,	2020	2019	2020	2019	2020	2019
Service Cost	$829	$776	$673	$576	$70	$62
Interest Cost	1,445	1,621	782	857	137	142
Expected Return on Plan Assets	(2,254)	(2,119)	(515)	(412)	—	—
Prior Service Cost Amortization	80	80	301	304	15	14
Actuarial Loss Amortization	1,618	1,081	187	56	259	157

Sub-total	1,718	1,439	1,428	1,381	481	375
Amounts Capitalized and Deferred	(861)	(650)	(860)	(650)	(144)	(107)

Net Periodic Benefit Cost Recognized	$857	$789	$568	$731	$337	$268

	Pension Plan		PBOP Plan		SERP Plan
Nine Months Ended September 30,	2020	2019	2020	2019	2020	2019
Service Cost	$2,491	$2,328	$2,023	$1,728	$212	$185
Interest Cost	4,332	4,863	2,341	2,569	412	426
Expected Return on Plan Assets	(6,764)	(6,356)	(1,547)	(1,234)	—	—
Prior Service Cost Amortization	240	240	907	910	43	42
Actuarial Loss Amortization	4,854	3,243	559	170	777	471

Sub-total	5,153	4,318	4,283	4,143	1,444	1,124
Amounts Capitalized and Deferred	(2,298)	(1,659)	(2,087)	(1,730)	(434)	(322)

Net Periodic Benefit Cost Recognized	$2,855	$2,659	$2,196	$2,413	$1,010	$802

Employer Contributions
As of September 30, 2020, the Company had made $4.7 million and $2.8 million of contributions to its Pension and PBOP Plans, respectively in 2020. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2020 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of September 30, 2020, the Company had made $0.5 million of benefit payments under the SERP Plan in 2020. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4. Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2020 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on
Form 10-K
for the year-ended December 31, 2019 as filed with the SEC on January 30, 2020, except for the following, which was disclosed on a Current Report on
Form 8-K,
filed with the SEC on March 26, 2020, the Company’s Quarterly Report on
Form 10-Q
for the fiscal quarter ended March 31, 2020, filed with the SEC on April 30, 2020 and the Company’s Quarterly Report on
Form 10-Q
for the fiscal quarter ended June 30, 2020, filed with the SEC on July 30, 2020.
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
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2020.
Issuer Purchases of Equity Securities
Pursuant to the Company’s written trading plan under Rule
10b5-1
under the Exchange Act, adopted and announced by the Company on May 1, 2020, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $516,000 in value of shares have been purchased or, if sooner, on May 1, 2021.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2020.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/20 – 7/31/20	—	—	—	$516,000
8/1/20 – 8/31/20	—	—	—	$516,000
9/1/20 – 9/30/20	—	—	—	$516,000

Total	—	—	—

Item 5. Other Information
On October 29, 2020, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2020. The press release is furnished with this Quarterly Report on
Form 10-Q
as Exhibit 99.1.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
4.1	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.2*	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.3	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.4*	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

Exhibit No.	Description of Exhibit	Reference

4.5	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.6	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.7*	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD AND CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

10.1**	Severance Agreement dated July 29, 2020 between the Company and Robert B. Hevert	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

11	Computation in Support of Earnings Per Weighted Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated October 29, 2020 Announcing Earnings For the Quarter Ended September 30, 2020.	Filed herewith

Exhibit No.	Description of Exhibit	Reference

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

*
This note or bond is substantially identical in all material respects to other notes or bonds that are otherwise required to be filed as exhibits, except as to the registered payee of such note or bond, the identifying number of such note or bond, and the principal amount of such note or bond. In accordance with instruction

This note or bond is substantially identical in all material respects to other notes or bonds that are otherwise required to be filed as exhibits, except as to the registered payee of such note or bond, the identifying number of such note or bond, and the principal amount of such note or bond. In accordance with instruction no. 2 to Item 601 of Regulation
S-K,
the Registrant has filed a copy of only one of such notes or bonds, with a schedule identifying the other notes or bonds omitted and setting forth the material details in which such notes or bonds differ from the note or bond that was filed. The Registrant acknowledges that the Securities and Exchange Commission may at any time in its discretion require filing of copies of any notes or bonds so omitted.
* *	This exhibit represents a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: October 29, 2020	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: October 29, 2020	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer