Form 10-K
period 2020-12-31
UNITIL CORP
filed 2021-02-02
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
12b-2
of the Exchange Act.
Large accelerated filer  ☒      Accelerated
filer  ☐      Non-accelerated
filer  ☐      Smaller reporting company   ☐
Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).

Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on June 30, 2020, the aggregate market value of common stock held by non-affiliates
of the registrant was $663,233,171.
The number of shares of the registrant’s common stock outstanding was 15,013,542 as of January
29
, 2021.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 28, 2021 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION
FORM
10-K
For the Fiscal Year Ended December 31, 2020

i

In this Annual Report on Form
10-K,
the “Company”, “Unitil”, “we”, “us”, “our” and similar terms refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise.
CAUTIONARY STATEMENT
This report and the documents incorporated by reference into this report contain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, included or incorporated by reference into this report, including, without limitation, statements regarding the financial position, business strategy and other plans and objectives for the future operations of the Company (as such term is defined in Part I, Item I (Business)), are forward-looking statements.
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Part I, Item 1A (Risk Factors) and the following:

•
the coronavirus
(COVID-19)
pandemic (the coronavirus pandemic) could adversely affect the Company’s business, financial condition, results of operations and cash flows, including by disrupting the Company’s employees’ and contractors’ ability to provide ongoing services to the Company, by reducing customer demand for electricity or natural gas, or by reducing the supply of electricity or natural gas;

•
the Company’s regulatory and legislative environment (including laws and regulations relating to climate change, greenhouse gas emissions and other environmental matters) could affect the rates the Company is able to charge, the Company’s authorized rate of return, the Company’s ability to recover costs in its rates, the Company’s financial condition, results of operations and cash flows, and the scope of the Company’s regulated activities;

•
fluctuations in the supply of, demand for, and the prices of, gas and electric energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;

•	customers’ preferred energy sources;

•	severe storms and the Company’s ability to recover storm costs in its rates;

•
declines in capital markets valuations, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;

•
general economic conditions, which could adversely affect (i) the Company’s customers and, consequently, the demand for the Company’s distribution services, (ii) the availability of credit and liquidity resources, and (iii) certain of the Company’s counterparty’s obligations (including those of its insurers and lenders);

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

•
cyber-attacks, acts of terrorism, acts of war, severe weather, a solar event, an electromagnetic event, a natural disaster, the age and condition of information technology assets, human error, or other factors could disrupt the Company’s operations and cause the Company to incur unanticipated losses and expense;

•
outsourcing of services to third parties could expose us to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance
(including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect our results of operations;

•	numerous hazards and operating risks relating to the Company’s electric and natural gas distribution activities, which could result in accidents and other operating risks and costs;

•	catastrophic events;

•	the Company’s ability to retain its existing customers and attract new customers;

•	increased competition; and

•	other presently unknown or unforeseen factors.
Many of these risks are beyond the Company’s control. Any forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can the Company assess the effect of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business
UNITIL CORPORATION
In this Annual Report on Form
10-K,
the “Company”, “Unitil”, “we”, and “our” refer to Unitil Corporation and its subsidiaries, unless the context requires otherwise. Unitil is a public utility holding company incorporated under the laws of the State of New Hampshire in 1984. The following companies are wholly-owned subsidiaries of Unitil:

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
Unitil’s principal business is the local distribution of electricity and natural gas to 192,651 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve 107,077 electric customers and 85,574 natural gas customers.

	Customers Served as of December 31, 2020
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	65,955	11,249	77,204
Fitchburg	25,865	4,008	29,873

Total Electric	91,820	15,257	107,077

Natural Gas:
Northern Utilities	52,863	16,541	69,404
Fitchburg	14,462	1,708	16,170

Total Natural Gas	67,325	18,249	85,574

Total Customers Served	159,145	33,506	192,651

Unitil had an investment in Net Utility Plant of $1,193.2 million at December 31, 2020. Unitil’s total operating revenue was $418.6 million in 2020. Unitil’s operating revenue is substantially derived from regulated natural gas and electric distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy, but currently has limited business and operating activities. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier for Unitil Energy in 2003 and divested substantially all of its long-term power supply contracts through the sale of the entitlements to the electricity associated with those contracts.
Unitil has three other wholly-owned
non-utility
subsidiaries: Unitil Service, Unitil Realty, and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested in the first quarter of 2019, were indirect subsidiaries that were wholly-owned by Unitil Resources. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements. For segment information relating to each segment’s revenue, earnings and assets, see Note 3 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.
OPERATIONS
Natural Gas Operations
Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $191.4 million in 2020, which represents about 46% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $92.8 million in 2020. The Company’s Gas Adjusted Gross Margin (a non-GAAP
measure) was $122.6 million in 2020, or 57% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP
measures presented in this Annual Report on Form
10-K,
including a reconciliation of the
non-GAAP
measures to the most comparable GAAP measures for the periods presented.
Natural Gas Distribution Utility Operations
Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. Northern Utilities’ C&I customers and Fitchburg’s residential and C&I customers are entitled to purchase their natural gas supply from third-party competitive suppliers, while Northern Utilities or Fitchburg remains their gas distribution company. Both Northern Utilities and Fitchburg supply gas to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with this gas supply recovered on a pass-through basis through regulated reconciling rate mechanisms that are periodically adjusted.
Natural gas is distributed by Northern Utilities to 69,404 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, rubber, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2020 gas operating revenue was $150.9 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.
Natural gas is distributed by Fitchburg to 16,170 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies and printing, publishing and associated industries. Fitchburg’s 2020 gas operating revenue was $34.0 million, of which approximately 59% was derived from residential firm sales and 41% from C&I firm sales.
Gas Transmission Pipeline Operations
Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $6.5 million in 2020. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers.
Electric Distribution Utility Operations
Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy, and Fitchburg. Revenue from Unitil’s electric utility operations was $227.2 million in 2020, which represents about 54% of Unitil’s total operating revenue. The Company’s GAAP Electric Gross Margin was $69.1 million in 2020. The Company’s Electric Adjusted Gross Margin (a
non-GAAP
measure) was $92.9 million in 2020, or 43% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP
measures presented in this Annual Report on Form
10-K,
including a reconciliation of the
non-GAAP
measures to the most comparable GAAP measures for the periods presented.
The primary business of Unitil’s electric utility operations is the local distribution of electricity to customers in its service territory in New Hampshire and Massachusetts. All of Unitil Energy’s and Fitchburg’s electric customers are entitled to choose to purchase their supply of electricity from third-party competitive suppliers, while Unitil Energy and Fitchburg remain their electric distribution company. Both Unitil Energy and Fitchburg supply electricity to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with electricity supply being recovered on a pass-through basis through regulated reconciling rate mechanisms that are periodically adjusted.
Unitil Energy distributes electricity to 77,204 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns, and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, healthcare and education. Unitil Energy’s 2020 electric operating revenue was $159.4 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.
Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to 29,873 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, chemical products companies, printing, publishing and associated industries, and educational institutions. Fitchburg’s 2020 electric operating revenue was $67.8 million, of which approximately 61% was derived from residential sales and 39% from C&I sales.
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
Non-Regulated
and Other
Non-Utility
Operations
Unitil’s
non-regulated
operations were conducted through Usource, a subsidiary of Unitil Resources. The Company divested Usource in the first quarter of 2019. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements.
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
RATES AND REGULATION
Regulation
Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities also are regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.
Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms.
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
Also see Note 7 (Energy Supply) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.

EMPLOYEES
Unitil’s commitment to excellence begins with its employees. As of December 31, 2020, the Company and its subsidiaries had 512 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.
The Company strives to be the employer of choice in the communities it serves—regardless of race, religion, color, gender, or sexual orientation. The Company works diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business.
To attract and retain a talented workforce, Unitil provides employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. All employees are eligible for health insurance, paid and unpaid leave, educational assistance, retirement plan and life and disability/accident coverage.
Employees at Unitil have the opportunity to be heard. Feedback from employees is collected annually in the Company’s Employee Opinion survey. This feedback helps create action plans to improve the engagement of employees consistent with the Company’s culture of continuous improvement.
As of December 31, 2020, a total of 165 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2020:

	Employees Covered	CBA Expiration
Fitchburg	42	05/31/2022
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	37	03/31/2021
Granite State	4	03/31/2021
Unitil Energy	40	05/31/2023
Unitil Service	5	05/31/2023
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
INVESTOR INFORMATION
Annual Meeting
The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 28, 2021, at 11:30 a.m.

Transfer Agent
The Company’s transfer agent, Computershare Investor Services, is responsible for shareholder records, issuance of common stock, administration of the Dividend Reinvestment and Stock Purchase Plan, and the distribution of Unitil’s dividends and IRS Form
1099-DIV.
Shareholders may contact Computershare at:
Computershare Investor Services
P.O. Box 505005
Louisville, KY 40233-5005
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
When considering an investment in our securities, investors should consider the following risk factors, as well as the information contained under the caption “Cautionary Statement” immediately following the Table of Contents in this Annual Report on Form
10-K.
Additional risks not presently known to the Company or that the Company currently believes are immaterial may also impair business operations and financial results. If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be adversely affected. In such case, the trading price of the Company’s common stock could decline and investors could lose all or part of their investment. The risk factors below are categorized by operational, regulatory, financial and general.
OPERATIONAL RISKS
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
The operation of the Company’s extensive electric and natural gas systems rely on evolving information technology systems and network infrastructure that are likely to become more complex as new technologies and systems are developed. The Company’s business is highly dependent on its ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex. The failure of these information systems and networks could significantly disrupt operations; result in outages and/or damages to the Company’s assets or operations or those of third parties on which it relies; and subject the Company to claims by customers or third parties, any of which could have a material effect on the Company’s financial condition, results of operations, and cash flows.
The Company’s information systems, including its financial information, operational systems, metering, and billing systems, require constant maintenance, modification, and updating, which can be costly and increases the risk of errors and malfunction. Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues, the diversion of management’s and employees’ attention and resources, and could negatively affect the effectiveness of the Company’s control environment, and/or the Company’s ability to timely file required regulatory reports. Despite implementation of security and mitigation measures, all of the Company’s technology systems are vulnerable to impairment or failure due to cyber-attacks, computer viruses, human errors, acts of war or terrorism and other reasons. If the Company’s information technology systems were to fail or be materially impaired, the Company might be unable to fulfill critical business functions and serve its customers, which could have a material effect on the Company’s financial condition, results of operations, and cash flows.
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
(including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect our results of operations. We also continue to pursue enhancements to modernize our systems and processes. If any difficulties in the operation of these systems were to occur, they could adversely affect our results of operations, or adversely affect our ability to work with regulators, unions, customers or employees.
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
The Company may be adversely affected by work stoppages, labor disputes, and/or pandemic illness to which it may not able to promptly respond.
Approximately
one-third
of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Disputes with the unions over terms and conditions of the agreements could result in instability in the Company’s labor relationships and work stoppages that could affect the timely delivery of natural gas and electricity, which could strain relationships with customers and state regulators and cause a loss of revenues. The Company’s collective bargaining agreements may also increase the cost of employing its union workforce, affect its ability to continue offering market-based salaries and employee benefits, limit its flexibility in dealing with its workforce, and limit its ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect the Company’s financial condition and results of operations.
Additionally, pandemic illness could result in part, or all, of the Company’s workforce being unable to operate or maintain the Company’s infrastructure or perform other tasks necessary to conduct the Company’s business. A slow or inadequate response to this type of event may adversely affect the Company’s financial condition, results of operations, and cash flows.
The coronavirus outbreak could adversely affect Unitil’s business, financial conditions, results of operations and cash flows.
In December 2019, a novel strain of coronavirus
(COVID-19)
emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, the virus spread to several other countries and infections have been reported globally. The extent to which the coronavirus affects Unitil’s financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its effect, among others. In particular, the continued spread of the coronavirus could adversely affect Unitil’s business, including (i) by disrupting

Unitil’s employees and contractors ability to provide ongoing services to Unitil, (ii) by reducing customer demand for electricity or gas, or (iii) by reducing the supply of electricity or gas, each of which could have an adverse effect on Unitil’s financial condition, results of operations, and cash flows.
REGULATORY RISKS
The Company is subject to comprehensive regulation, which could adversely affect the rates it is able to charge, its authorized rate of return and its ability to recover costs. In addition, certain regulatory authorities have the statutory authority to impose financial penalties and other sanctions on the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows.
The Company is subject to comprehensive regulation by federal regulatory authorities (including the FERC) and state regulatory authorities (including the NHPUC, MDPU and MPUC). These authorities regulate many aspects of the Company’s operations, including the rates that the Company can charge customers, the Company’s authorized rates of return, the Company’s ability to recover costs from its customers, construction and maintenance of the Company’s facilities, the Company’s safety protocols and procedures, including environmental compliance, the Company’s ability to issue securities, the Company’s accounting matters, and transactions between the Company and its affiliates. The Company is unable to predict the effect on its financial condition and results of operations from the regulatory activities of any of these regulatory authorities. Changes in regulations, the imposition of additional regulations, regulatory proceedings regarding fossil fuel use and system electrification, or regulatory decisions particular to the Company could adversely affect the Company’s financial condition and results of operations.
The Company’s ability to obtain rate adjustments to maintain its current authorized rates of return depends upon action by regulatory authorities under applicable statutes, rules and regulations. These regulatory authorities are authorized to leave the Company’s rates unchanged, to grant increases in such rates, or to order decreases in such rates. The Company may be unable to obtain favorable rate adjustments or to maintain its current authorized rates of return, which could adversely affect its financial condition, results of operations, and cash flows.
Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Power, Unitil Energy, Fitchburg, and Northern Utilities. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, then the Company’s financial condition,results of operations, or cash flows could be adversely affected.
In addition, certain regulatory authorities have the statutory authority to impose financial penalties and other sanctions on the Company if the Company is found to have violated statutes, rules or regulations governing its utility operations. Any such penalties or sanctions could adversely affect the Company’s financial condition, results of operations, and cash flows.
The Company’s business is subject to environmental regulation in all jurisdictions in which it operates and its costs of compliance are significant. New, or changes to existing, environmental regulation, including those related to climate change or greenhouse gas emissions, and the incurrence of environmental liabilities could adversely affect the Company’s financial condition, results of operations, and cash flows.
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
FINANCIAL RISKS
The Company may not be able to obtain financing, or may not be able to obtain financing on acceptable terms, which could adversely affect the Company’s financial condition and results of operations.
The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the Company derives the capital necessary to meet these requirements primarily from internally-generated funds, the Company supplements internally generated funds by incurring short-term and long-term debt, as needed. Additionally, from time to time the Company has accessed the public capital markets through public offerings of equity securities. A downgrade of our credit rating or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.
The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2020, the Company had approximately $54.7 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability to, incur short-term debt under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.
Also, from time to time the Company repays portions of its short-term debt with the proceeds it receives from long-term debt financings or equity financings. General economic conditions, conditions in the capital and credit markets and the Company’s operating and financial performance could negatively affect the Company’s ability to obtain such financings or the terms of such financings, which could correspondingly adversely affect the Company’s financial condition, results of operations, and cash flows. The Company’s long-term debt typically has fixed interest rates. Therefore, changes in interest rates will not affect the Company’s interest expense associated with its presently outstanding fixed rate long-term debt. However, an increase or decrease in interest rates may increase or decrease the Company’s interest expense associated with any new fixed rate long-term debt issued by the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows.
The Company may need to use a significant portion of its cash flow to repay its short-term debt and long-term debt, which would limit the amount of cash it has available for working capital, capital expenditures and other general corporate purposes and could adversely affect its financial condition, results of operations, and cash flows.
Changes in taxation and the ability to quantify such changes could adversely affect the Company’s financial results.
The Company is subject to taxation by the various taxing authorities at the federal, state and local levels where it does business. See “Tax Cuts and Jobs Act of 2017” in “Rates and Regulation” section. Legislation or regulation which could affect the Company’s tax burden could be enacted by any of these governmental authorities. The Company cannot predict the timing or extent of such tax-related
developments which could have a negative effect on the financial results. The Company uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, the Company’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related
assumptions may cause actual financial results to deviate from previous estimates. (See Note 9 (Income Taxes) to the Consolidated Financial Statements.)

Declines in capital market valuations could require the Company to make substantial cash contributions to cover its pension and other post-retirement benefit obligations. If the Company is unable to recover a significant amount of pension and other post-retirement benefit obligation costs in its rates, or if the Company’s recovery of these costs in its rates is significantly delayed, its financial condition and results of operations could be adversely affected.
The amount of cash contributions the Company is required to make in respect of its pension and other post-retirement benefit obligations is dependent upon the valuation of the capital markets. Adverse changes in capital market valuations could result in the Company being required to make substantial cash contributions in respect to these obligations. These cash contributions could have an adverse effect on the Company’s financial condition, results of operations, and cash flows if the Company is unable to recover such costs in rates or if such recovery is significantly delayed. See section titled
Critical Accounting Policies—Retirement Benefit Obligations
in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements for a more detailed discussion of the Company’s pension obligations.
The terms of the Company’s and its subsidiaries’ indebtedness restrict the Company’s and its subsidiaries’ business operations (including their ability to incur material amounts of additional indebtedness), which could adversely affect the Company’s financial condition and results of operations.
The terms of the Company’s and its subsidiaries’ indebtedness impose various restrictions on the Company’s business operations, including the ability of the Company and its subsidiaries to incur additional indebtedness. These restrictions could adversely affect the Company’s financial condition, results of operations, and cash flows. See sections titled
Liquidity, Commitments and Capital Requirements
in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of these restrictions.
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
As of February 2, 2021, the Company’s current effective annualized dividend is $1.52 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

GENERAL RISKS
The Company’s electric and natural gas sales and revenues are highly correlated with the economy, and national, regional and local economic conditions may adversely affect the Company’s customers and correspondingly the Company’s financial condition, results of operations, and cash flows.
The Company’s business is influenced by the economic activity within its service territory. The level of economic activity in the Company’s electric and natural gas distribution service territories directly affects the Company’s business. As a result, adverse changes in the economy may adversely affect the Company’s financial condition, results or operations, and cash flows. Economic downturns or periods of high electric and gas supply costs typically can lead to the development of legislative and regulatory policy designed to promote reductions in energy consumption and increased energy efficiency and self-generation by customers. This focus on conservation, energy efficiency and self-generation may result in a decline in electricity and gas sales in our service territories. If any such declines were to occur without corresponding adjustments in rates, our revenues would be reduced and our future growth prospects would be limited. In addition, a period of prolonged economic weakness could affect our customers’ ability to pay bills in a timely manner and increase customer bankruptcies, which may lead to increased bad debt expenses or other adverse effects on our financial position, results of operations, and cash flows.
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
The Company estimates that approximately 70% of its annual natural gas sales are temperature sensitive. Therefore, mild winter temperatures could decrease the amount of natural gas sold by the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows. The Company’s electric sales also are temperature sensitive, but less so than its natural gas sales. The highest usage of electricity typically occurs in the summer months (due to air conditioning demand) and the winter months (due to heating-related and lighting requirements). Therefore, mild summer temperatures and mild winter temperatures could decrease the amount of electricity sold by the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows. Also, because of this temperature sensitivity, sales by the Company’s distribution utilities vary from year to year, depending on weather conditions.
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
The electric and natural gas utility industries are from time to time affected by catastrophic events, such as unusually severe weather and significant and widespread failures of plant and equipment. Other catastrophic occurrences, such as terrorist attacks on utility facilities, may occur in the future. Such events could inhibit the Company’s ability to deliver electricity or natural gas to its customers for an extended period, which could affect customer satisfaction and adversely affect the Company’s financial condition, results of operations, and cash flows. If customers, legislators, or regulators develop a negative opinion of the Company, this situation could result in increased regulatory oversight and could affect the equity returns that the Company is allowed to earn. Also, if the Company is unable to recover in its rates a significant amount of costs associated with catastrophic events, or if the Company’s recovery of such costs in its rates is significantly delayed, the Company’s financial condition, results or operations, or cash flows may be adversely affected.

The Company’s business could be adversely affected if it is unable to retain its existing customers or attract new customers, or if customers’ demand for its current products and services significantly decreases.
The success of the Company’s business depends, in part, on its ability to maintain and increase its customer base and the demand that those customers have for the Company’s products and services. The Company’s failure to maintain or increase its customer base and/or customer demand for its products and services could adversely affect its financial condition, results of operations, and cash flows.
The natural gas and electricity supply requirements of the Company’s customers are fulfilled by the Company or, in some instances and as allowed by state regulatory authorities, by third-party suppliers who contract directly with customers. In either scenario, significant increases in natural gas and electricity commodity prices may negatively affect the Company’s ability to attract new customers and grow its customer base.
Developments in distributed generation, energy conservation, power generation and energy storage could affect the Company’s revenues and the timing of the recovery of the Company’s costs. Advancements in power generation technology are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock
electricity requirements. Such developments could reduce customer purchases of electricity, but may not necessarily reduce the Company’s investment and operating requirements due to the Company’s obligation to serve customers, including those self-supply customers whose equipment has failed for any reason, to provide the power they need. In addition, because a portion of the Company’s costs are recovered through charges based upon the volume of power delivered, reductions in electricity deliveries will affect the timing of the Company’s recovery of those costs and may require changes to the Company’s rate structures.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
As of December 31, 2020, Unitil owned through its natural gas and electric distribution utilities, five utility operating centers located in New Hampshire, Maine and Massachusetts; including our new operating center in Exeter, New Hampshire. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire.
The following tables detail certain of the Company’s natural gas and electric operations properties.
Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	568	604	274	—	1,446
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	24,240	23,216	11,193	—	58,649
Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,293	454	1,747
Conduit Distribution Bank Miles—Underground	235	68	303
Transmission and Distribution Substations	34	16	50
Transformer Capacity of Transmission and Distribution Substations (MVA)	467.6	433.2	900.8

The Company’s natural gas operations property includes two liquid propane gas plants and two liquefied natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.
Northern Utilities’ gas mains are primarily made up of polyethylene plastic (81.5%), coated and wrapped cathodically protected steel (15.5%), cast/wrought iron (2.4%), and unprotected bare and coated steel (0.6%). Fitchburg’s gas mains are primarily made up of coated steel (44.8%), polyethylene plastic (39.3%), cast/wrought iron (13.8%), and bare steel (2.1%).
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
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material effect on its financial position, operating results or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2020, there were 1,279 shareholders of record of our common stock.
Common Stock Data

Dividends per Common Share	2020	2019
1st Quarter	$0.375	$0.370
2nd Quarter	0.375	0.370
3rd Quarter	0.375	0.370
4th Quarter	0.375	0.370

Total for Year	$1.50	$1.48

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2020, is set forth in the following table.
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	213,817
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	213,817

NOTES: (also see Note 6 (Equity) to the accompanying Consolidated Financial Statements)
(1)
Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 443,835 shares of restricted stock have been awarded and 33,528 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2020. As of December 31, 2020, a total of 13,680 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph
The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2015 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2015.
Comparative Five-Year Total Returns

NOTE:
(1)
The graph above assumes $100 invested on December 31, 2015, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds
There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2020.
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

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/20 – 10/31/20	13,194	$39.048	13,194	$808
11/1/20 – 11/30/20	—	—	—	$808
12/1/20 – 12/31/20	—	—	—	$808

Total	13,194	$39.048	13,194

Item 6.	Selected Financial Data

	For the Years Ended December 31, (all data in millions except customers served, shares, % and per share data)
	2020	2019 (2)	2018	2017	2016
Customers Served (Year-End):
Electric:
Residential	91,820	90,983	90,537	90,009	89,400
Commercial & Industrial	15,257	15,146	15,034	14,969	14,872

Total Electric	107,077	106,129	105,571	104,978	104,272

Natural Gas:
Residential	67,325	65,836	64,604	63,441	62,284
Commercial & Industrial	18,249	18,075	18,155	17,868	17,654

Total Natural Gas	85,574	83,911	82,759	81,309	79,938

Total Customers Served	192,651	190,040	188,330	186,287	184,210

Electric and Gas Sales:
Electric Distribution Sales (kWh)	1,595.9	1,595.7	1,675.8	1,624.1	1,628.8
Firm Natural Gas Distribution Sales (Therms)	214.8	232.1	231.1	213.8	205.7
Consolidated Statements of Earnings:
Operating Revenue	$418.6	$438.2	$444.1	$406.2	$383.4
Operating Income	71.4	73.1	71.2	75.4	70.2
Interest Expense, Net	23.8	23.7	24.0	23.1	22.5
Other Expense (Income), Net	5.2	(8.6)	5.8	5.8	5.2

Income Before Income Taxes	42.4	58.0	41.4	46.5	42.5
Income Taxes	10.2	13.8	8.4	17.5	15.4

Net Income	32.2	44.2	33.0	29.0	27.1
Dividends on Preferred Stock	—	—	—	—	—

Earnings Applicable to Common Shareholders	$32.2	$44.2	$33.0	$29.0	$27.1

Earnings Per Average Share:	$2.15	$2.97	$2.23	$2.06	$1.94
Common Stock—(Diluted Weighted Average Outstanding, 000’s)	15,000	14,900	14,829	14,102	13,996
Dividends Declared Per Share	$1.50	$1.48	$1.46	$1.44	$1.42
Book Value Per Share (Year-End)	$25.91	$25.22	$23.60	$22.72	$20.82
Balance Sheet Data (as of December 31,):
Net Utility Plant	$1,193.2	$1,111.5	$1,036.8	$971.5	$883.4
Lease Obligations (1)	$5.6	$4.5	$5.8	$8.8	$11.3
Total Assets	$1,477.9	$1,370.8	$1,298.3	$1,241.9	$1,128.2
Capitalization:
Common Stock Equity	$389.0	$376.6	$351.1	$336.6	$292.9
Preferred Stock	0.2	0.2	0.2	0.2	0.2
Long-Term Debt, less current portion	523.1	437.5	387.4	376.3	316.8

Total Capitalization	$912.3	$814.3	$738.7	$713.1	$609.9

Current Portion of Long-Term Debt	$8.5	$19.5	$18.4	$29.8	$16.8
Short-Term Debt	$54.7	$58.6	$82.8	$38.3	$81.9
Capital Structure Ratios (as of December 31,):
Common Stock Equity	43%	46%	48%	47%	48%
Long-Term Debt, less current portion	57%	54%	52%	53%	52%

(1)
Includes amounts due within one year. Amounts for 2020 and 2019 include amounts of $5.2 million and $4.0 million, respectively, of operating lease obligations. See the “Leases” section of Note 5 to the accompanying Consolidated Financial Statements.

(2)	See “Divestiture of Non-Regulated Business Subsidiary” in Note 1 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8.)
OVERVIEW
Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.
Unitil’s principal business is the local distribution of electricity and natural gas to approximately 192,700 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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
Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 107,100 electric customers and 85,600 natural gas customers in their service territories. The distribution utilities are local “pipes and wires” operating companies.
In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.
Unitil had an investment in Net Utility Plant of $1,193.2 million at December 31, 2020. Unitil’s total revenue was $418.6 million in 2020, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.
Unitil previously conducted
non-regulated
operations principally through Usource, which was wholly-owned by Unitil Resources. The Company divested Usource in the first quarter of 2019. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements. The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.
Regulation
Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions, with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the NHPUC; Fitchburg is subject to regulation by the MDPU; and Northern

Utilities is regulated by the NHPUC and MPUC. Granite State, Unitil’s interstate natural gas transmission pipeline, is subject to regulation by the FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations, financial position, and cash flows.
Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territories, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may also recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms.
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
Also see
Regulatory Matters
in this section and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.
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
The Company is responding to the coronavirus pandemic by taking steps to mitigate the potential risks posed by its spread. The Company’s electric and gas service utility distribution operating systems have continued to provide service to customers without disruption due to the coronavirus pandemic through the date of this filing. The Company has implemented its Crisis Response Plan to address specific aspects of the coronavirus pandemic. The Crisis Response Plan guides emergency response, business continuity, and the precautionary measures being taken on behalf of employees and the public. The Company has initiated extra precautions to protect employees who work in the field and for employees who continue to work in operations, distribution and corporate facilities. The Company has implemented social distancing and work from home policies, where appropriate. The Company continues to implement strong physical and cyber-security measures to ensure that its systems remain functional in order to serve both operational needs with a remote workforce and to help ensure uninterrupted service to customers.
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
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the results of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, future gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.
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
In the following tables the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Twelve Months Ended December 31, 2020 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$191.4	$227.2	$—	$418.6
Less: Cost of Sales	(68.8)	(134.3)	—	(203.1)
Less: Depreciation and Amortization	(29.8)	(23.8)	(0.9)	(54.5)

GAAP Gross Margin	92.8	69.1	(0.9)	161.0
Depreciation and Amortization	29.8	23.8	0.9	54.5

Adjusted Gross Margin	$122.6	$92.9	$—	$215.5

Twelve Months Ended December 31, 2019 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$203.4	$233.9	$0.9	$438.2
Less: Cost of Sales	(81.2)	(142.0)	—	(223.2)
Less: Depreciation and Amortization	(28.5)	(22.6)	(0.9)	(52.0)

GAAP Gross Margin	93.7	69.3	—	163.0
Depreciation and Amortization	28.5	22.6	0.9	52.0

Adjusted Gross Margin	$122.2	$91.9	$0.9	$215.0

Twelve Months Ended December 31, 2018 ($ millions)
	Gas	Electric	Non-Regulated and Other	Total
Total Operating Revenue	$216.1	$223.3	$4.7	$444.1
Less: Cost of Sales	(99.2)	(131.4)	—	(230.6)
Less: Depreciation and Amortization	(24.9)	(23.1)	(2.4)	(50.4)

GAAP Gross Margin	92.0	68.8	2.3	163.1
Depreciation and Amortization	24.9	23.1	2.4	50.4

Adjusted Gross Margin	$116.9	$91.9	$4.7	$213.5

Gas GAAP Gross Margin was $92.8 million in 2020, a decrease of $0.9 million compared to 2019. The decrease was driven by unfavorable effects of $4.4 million from lower sales due to warmer weather in 2020, $2.1 million attributed to lower sales primarily associated with the economic slowdown caused by the coronavirus pandemic, and higher depreciation and amortization of $1.3 million. These decreases were partially offset by higher rates of $5.1 million and customer growth of $1.8 million.
Gas GAAP Gross Margin was $93.7 million in 2019, an increase of $1.7 million compared to 2018. The increase was driven by higher rates of $5.6 million and higher gas sales of $0.9 million, partially offset by milder weather in the fourth quarter of 2019. The positive effect of higher rates and customer growth was partially offset by the absence in 2019 of a $1.2 million non-recurring
adjustment recognized in the second quarter of 2018 to increase gas revenue and operating expenses in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility, and higher depreciation and amortization of $3.6 million.
Electric GAAP Gross Margin was $69.1 million in 2020, a decrease of $0.2 million compared to 2019. The decrease reflects an unfavorable effect of $0.8 million attributed to the combined net effect of lower Commercial and Industrial (C&I) sales and higher Residential sales associated with the coronavirus pandemic, and higher depreciation and amortization of $1.2 million, partially offset by higher rates of $1.4 million and the positive combined effect of customer growth and warmer summer weather of $0.4 million.
Electric GAAP Gross Margin was $69.3 million in 2019, an increase of $0.5 million compared to 2018. The increase reflects higher rates of $1.6 million and lower depreciation and amortization of $0.5 million, partially offset by a decrease of $1.6 million from lower kWh sales.
Net Income and EPS Overview
2020 Compared to 2019
—The Company’s Net Income was $32.2 million, or $2.15 in Earnings Per Share, for the year ended December 31, 2020, a decrease of $12.0 million, or $0.82 per share, compared to 2019. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 per share, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. The Company’s earnings in 2020 reflect higher Gas and Electric Adjusted Gross Margins (a non-GAAP
measure) and higher operating expenses. The Company estimates that warmer than normal weather negatively affected Net Income by approximately $3.1 million, or $0.20 per share, in 2020. Additionally, the Company estimates that the coronavirus pandemic negatively affected Net Income by approximately $1.4 million, or $0.09 per share, in 2020.
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $122.6 million in 2020, an increase of $0.4 million compared to 2019. The increase was driven by higher rates of $5.1 million and customer growth of $1.8 million, largely offset by unfavorable effects of $4.4 million from lower sales due to warmer weather in 2020, and $2.1 million attributed to lower sales primarily associated with the economic slowdown caused by the coronavirus pandemic.
Gas therm sales decreased 7.5% in 2020 compared to 2019. The decrease in overall gas therm sales in the Company’s service areas reflects warmer weather in 2020 compared to 2019, as well as lower sales to C&I customers, primarily in the second, third and fourth quarters, due to the economic slowdown caused by the coronavirus pandemic. These negative effects on 2020 gas therm sales were partially offset by customer growth. As of December 31, 2020, the number of gas customers served increased by 1,663, including seasonal accounts, over the previous year. Based on weather data collected in the Company’s gas service areas, there were 8.2% fewer Effective Degree Days (EDD) in 2020, on average, compared to 2019 and 8.0% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 1.6% lower in 2020 compared to 2019.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $92.9 million in 2020, an increase of $1.0 million compared with 2019. The increase reflects higher rates of $1.4 million and the positive combined effect of customer growth and warmer summer weather of $0.4 million, partially offset by an unfavorable effect of $0.8 million attributed to the combined net effect of lower C&I sales and higher Residential sales associated with the coronavirus pandemic.
Electric kilowatt-hour (kWh) sales in 2020 were essentially on par with 2019. Sales to Residential customers increased 6.5% and sales to C&I customers decreased 4.5% in 2020 compared to 2019. The increase in sales to Residential customers reflects higher consumption by Residential customers due to the coronavirus pandemic and warmer summer weather in 2020 compared to 2019 which resulted in higher use of air conditioning, and customer growth. As of December 31, 2020, the number of electric customers served increased by 948 over the previous year. These positive effects on 2020 electric kWh sales were partially offset by the warmer winter weather in 2020 which adversely affected the usage of electricity for heating purposes. The decrease in sales to C&I customers reflects lower usage as a result of the economic slowdown caused by the coronavirus pandemic, and the warmer winter weather in 2020, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 37.9% more Cooling Degree Days (CDD) in 2020, on average, compared to 2019.
Operation and Maintenance (O&M) expenses decreased $1.5 million in 2020 compared to 2019. The decrease includes $0.4 million of lower operating costs attributed to Usource operations incurred in the first quarter of 2019. The change in O&M expenses also reflects lower labor costs of $1.3 million, partially offset by higher utility operating costs of $0.2 million. The lower labor costs reflect lower employee benefit costs.
Depreciation and Amortization expense increased $2.5 million in 2020 compared to 2019, reflecting increased depreciation on higher levels of utility plant in service and higher amortization of software.
Taxes Other Than Income Taxes increased $1.2 million in 2020 compared to 2019, reflecting higher local property taxes on higher utility plant in service of $1.2 million as well as the absence in 2020 of $0.6 million in property tax abatements recognized in 2019. This increase was partially offset by lower payroll taxes in 2020 reflecting the recognition of $0.6 million of payroll tax credits associated with the CARES Act in 2020.
Interest Expense, Net increased $0.1 million in 2020 compared to 2019 reflecting higher levels of long-term debt, largely offset by lower rates on short-term debt and lower interest expense on regulatory liabilities.
Other Expense (Income), Net changed from income of $8.6 million in 2019 to expense of $5.2 million in 2020, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.4 million of other costs in 2020.
Federal and State Income Taxes decreased $3.6 million in 2020 compared to 2019, primarily reflecting lower pre-tax
earnings in the current period.
In 2020, Unitil’s annual common dividend was $1.50 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2021 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.38 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.52 per share from $1.50 per share.
2019 Compared to 2018
— The Company’s Net Income was $44.2 million, or $2.97 in earnings per share, for the year ended December 31, 2019, an increase of $11.2 million, or $0.74 per share, compared to

2018. In the first quarter of 2019, the Company recognized a one-time
net gain of $9.8 million, or $0.66 per share, on the Company’s divestiture of its non-regulated
business subsidiary, Usource. Excluding the Usource divestiture, the Company’s Net Income was $34.4 million, or $2.31 per share, for the year ended December 31, 2019, an increase of $1.4 million, or $0.08 per share, compared to 2018. The increase in earnings was driven by higher natural gas sales margins, partially offset by increases in operating expenses.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales
—Unitil’s total therm sales of natural gas decreased 7.5% in 2020 compared to 2019. Sales to Residential and C&I customers decreased 6.9% and 7.6%, respectively in 2020 compared to 2019. The decrease in overall gas therm sales in the Company’s service areas reflects warmer weather in 2020 compared to 2019, as well as lower sales to C&I customers, primarily in the second, third and fourth quarters, due to the economic slowdown caused by the coronavirus pandemic. These negative effects on 2020 gas therm sales were partially offset by customer growth. As of December 31, 2020, the number of gas customers served increased by 1,663, including seasonal accounts, over the previous year. Based on weather data collected in the Company’s gas service areas, there were 8.2% fewer EDD in 2020, on average, compared to 2019 and 8.0% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 1.6% lower in 2020 compared to 2019. Sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.
Unitil’s total therm sales of natural gas increased 0.4% in 2019 compared to 2018. Sales to residential decreased 1.4% and sales to C&I customers increased 0.9% in 2019 compared to 2018. The overall increase in gas therm sales was driven by customer growth, partially offset by milder weather in the fourth quarter of 2019 compared to 2018. Based on weather data collected in the Company’s natural gas service areas, there were 6.7% fewer EDD in 2019, on average, compared to 2018. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were up 4.2% in 2019 compared to 2018. As of December 31, 2019 the number of natural gas customers served increased by 1,152 over the previous year.
The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	Therms	%	Therms	%
Residential	44.7	48.0	48.7	(3.3)	(6.9%)	(0.7)	(1.4%)
Commercial & Industrial	170.1	184.1	182.4	(14.0)	(7.6%)	1.7	0.9%

Total Therm Sales	214.8	232.1	231.1	(17.3)	(7.5%)	1.0	0.4%

Gas Operating Revenues and Adjusted Gross Margin
—The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
				Change
				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Gas Operating Revenue:
Residential	$78.0	$81.2	$86.0	$(3.2)	(3.9%)	$(4.8)	(5.6%)
Commercial & Industrial	113.4	122.2	130.1	(8.8)	(7.2%)	(7.9)	(6.1%)

Total Gas Operating Revenue	$191.4	$203.4	$216.1	$(12.0)	(5.9%)	$(12.7)	(5.9%)

Cost of Gas Sales	$68.8	$81.2	$99.2	$(12.4)	(15.3%)	$(18.0)	(18.1%)

Gas Adjusted Gross Margin	$122.6	$122.2	$116.9	$0.4	0.3%	$5.3	4.5%

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $122.6 million in 2020, an increase of $0.4 million compared to 2019. The increase was driven by higher rates of $5.1 million and customer growth of $1.8 million, largely offset by unfavorable effects of $4.4 million from lower sales due to warmer weather in 2020, and $2.1 million attributed to lower sales primarily associated with the economic slowdown caused by the coronavirus pandemic.
The decrease in Total Gas Operating Revenues of $12.0 million, or 5.9%, in 2020 compared to 2019 reflects lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers, and lower sales volumes.
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $122.2 million in 2019, an increase of $5.3 million compared to 2018. The increase was driven by higher rates of $5.6 million and higher therm sales of $0.9 million, partially offset by milder weather in the fourth quarter of 2019. The positive effect of higher rates and customer growth was partially offset by the absence in 2019 of a $1.2 million adjustment recognized in the second quarter of 2018 to increase gas revenue and operating expenses in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility.
The decrease in Total Gas Operating Revenues of $12.7 million, or 5.9%, in 2019 compared to 2018 reflects lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers and the adjustment recognized in the second quarter of 2018, discussed above, partially offset by higher gas sales volumes and higher rates.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
—Unitil’s total electric kWh sales in 2020 were essentially on par with 2019. Sales to Residential customers increased 6.5% and sales to C&I customers decreased 4.5% in 2020 compared to 2019. The increase in sales to Residential customers reflects higher consumption by Residential customers due to the coronavirus pandemic and warmer summer weather in 2020 compared to 2019, which resulted in higher use of air conditioning, and customer growth. As of December 31, 2020, the number of electric customers served increased by 948 over the previous year. These positive effects on 2020 electric kWh sales were partially offset by the warmer winter weather in 2020 which adversely affected the usage of electricity for heating purposes. The decrease in sales to C&I customers reflects lower usage as a result of the economic slowdown caused by the coronavirus pandemic, and the warmer winter weather in 2020, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 37.9% more CDD in 2020, on average, compared to 2019. Sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.
Unitil’s total electric kWh sales decreased 4.8% in 2019 compared to 2018. Sales to Residential customers and C&I customers decreased 5.4% and 4.3%, respectively, in 2019 compared to 2018, reflecting milder summer weather in 2019 compared to 2018, lower average usage per customer due to energy efficiency initiatives and net metered distributed generation, as well as reduced usage by some industrial customers, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 22.3% fewer CDD in 2019, on average, compared to 2018. As of December 31, 2019, the number of electric customers served increased by 558 over the previous year.
The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	kWh	%	kWh	%
Residential	690.6	648.2	685.5	42.4	6.5%	(37.3)	(5.4%)
Commercial & Industrial	905.3	947.5	990.3	(42.2)	(4.5%)	(42.8)	(4.3%)

Total kWh Sales	1,595.9	1,595.7	1,675.8	0.2	—	(80.1)	(4.8%)

Electric Operating Revenues and Electric Adjusted Gross Margin
—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
				Change
				2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Electric Operating Revenue:
Residential	$134.7	$133.8	$127.2	$0.9	0.7%	$6.6	5.2%
Commercial & Industrial	92.5	100.1	96.1	(7.6)	(7.6%)	4.0	4.2%

Total Electric Operating Revenue	$227.2	$233.9	$223.3	$(6.7)	(2.9%)	$10.6	4.7%

Cost of Electric Sales	$134.3	$142.0	$131.4	$(7.7)	(5.4%)	$10.6	8.1%

Electric Adjusted Gross Margin	$92.9	$91.9	$91.9	$1.0	1.1%	$—	—

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $92.9 million in 2020, an increase of $1.0 million compared with 2019. The increase reflects higher rates of $1.4 million and the positive combined effect of customer growth and warmer summer weather of $0.4 million, partially offset by an unfavorable effect of $0.8 million attributed to the combined net effect of lower C&I sales and higher Residential sales associated with the coronavirus pandemic.
The decrease in Total Electric Operating Revenue of $6.7 million, or 2.9%, in 2020 compared to 2019 reflects lower cost of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by higher sales of electricity.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $91.9 million in 2019, on par with 2018. Electric sales margins in 2019 were positively affected by higher rates of $1.6 million, offset by a decrease of $1.6 million from lower kWh sales, for the reasons noted above.
The increase in Total Electric Operating Revenue of $10.6 million, or 4.7%, in 2019 compared to 2018 reflects higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by lower sales of electricity.
Operating Revenue—Other
Total Other Operating Revenue (See “Other Operating Revenue –
Non-regulated”
in Note 1 to the accompanying Consolidated Financial Statements) is comprised of revenues from the Company’s non-regulated
energy brokering business, Usource, which was divested in the first quarter of 2019 (See “Divestiture of
Non-Regulated
Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements). Usource’s revenues were primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource. Usource’s revenues decreased $0.9 million in 2020 compared to 2019 and $3.8 million 2019 compared to 2018, reflecting the Company’s divestiture of Usource in the first quarter of 2019.
Operating Expenses
Cost of Gas Sales
—Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $12.4 million, or 15.3%, in 2020 compared to 2019. This decrease reflects lower wholesale gas commodity prices and lower gas sales, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.
In 2019, Cost of Gas decreased $18.0 million, or 18.1%, compared to 2018. This decrease reflects lower wholesale natural gas prices, partially offset by higher sales of natural gas.

Cost of Electric Sales
—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $7.7 million, or 5.4%, in 2020 compared to 2019. This decrease reflects lower wholesale electricity prices, partially offset by slightly higher sales of electricity and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.
In 2019, Cost of Electric Sales increased $10.6 million, or 8.1%, compared to 2018. This increase reflects higher wholesale electricity prices and a decrease in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by lower sales of electricity.
Operation and Maintenance
—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated
business activities. Total O&M expenses decreased $1.5 million, or 2.2% in 2020 compared to 2019. The decrease includes $0.4 million of lower operating costs attributed to Usource operations incurred in the first quarter of 2019. The change in O&M expenses also reflects lower labor costs of $1.3 million, partially offset by higher utility operating costs of $0.2 million. The lower labor costs reflect lower employee benefit costs.
In 2019, total O&M expenses decreased $2.3 million compared to 2018. Excluding the adjustment which increased gas revenue and O&M expenses by $1.2 million in the second quarter of 2018 in connection with a then ongoing base rate case for the Company’s New Hampshire natural gas utility; O&M expenses decreased $1.1 million in 2019 compared to 2018. The decrease in 2019 includes $2.4 million of lower labor and other costs related to the divestiture of Usource. Excluding the lower expenses associated with the Usource divestiture and the 2018 adjustment, discussed above; O&M expenses were higher by $1.3 million. The change in O&M expenses reflects higher utility operating costs of $0.7 million, higher labor costs of $0.5 million, and higher professional fees of $0.1 million.
Depreciation and Amortization
—Depreciation and Amortization expense increased $2.5 million, or 4.8%, in 2020 compared to 2019, reflecting increased depreciation on higher levels of utility plant in service and higher amortization of software.
In 2019, Depreciation and Amortization expense increased $1.6 million, or 3.2%, compared to 2018, reflecting increased depreciation on higher levels of utility plant in service, partially offset by lower amortization.
Taxes Other Than Income Taxes—
Taxes Other Than Income Taxes increased $1.2 million, or 5.3%, in 2020 compared to 2019, reflecting higher local property taxes on higher utility plant in service of $1.2 million as well as the absence in 2020 of $0.6 million in property tax abatements recognized in 2019. This increase was partially offset by lower payroll taxes in 2020 reflecting the recognition of $0.6 million of payroll tax credits associated with the CARES Act in 2020. See Note 9 (Income Taxes) to the accompanying Consolidated Financial Statements.
In 2019, Taxes Other Than Income Taxes increased $0.3 million, or 1.3%, compared to 2018, reflecting higher local property tax rates on higher levels of utility plant in service, partially offset by $1.0 million of property tax abatements received in 2019.
Interest Expense, Net
Interest expense is presented in the Consolidated Financial Statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings (See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements). Certain reconciling rate mechanisms used by the Company’s distribution utilities give rise to regulatory assets and regulatory liabilities on which interest is calculated.
Interest Expense, Net increased $0.1 million, or 0.4%, in 2020 compared to 2019 reflecting higher levels of long-term debt, largely offset by lower rates on short-term debt and lower interest expense on regulatory liabilities.

Interest Expense, Net decreased $0.3 million, or 1.3%, in 2019 compared to 2018 reflecting lower interest on long-term debt and higher interest income on AFUDC, partially offset by interest on higher levels of short-term borrowings.
Other (Income) Expense, Net
Other Expense (Income), Net changed from income of $8.6 million in 2019 to expense of $5.2 million in 2020, a net change of $13.8 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.4 million of other costs in 2020.
Other Expense (Income), Net changed from an expense of $5.8 million in 2018 to income of $8.6 million in 2019, a net change of $14.4 million. This change primarily reflects a pre-tax
gain of $13.4 million on the Company’s divestiture of Usource and lower retirement benefit costs in the current period. The Usource divestiture generated a capital gain to the Company and a $3.6 million provision is included in the Company’s income tax expense for 2019.
Provision for Income Taxes
Federal and State Income Taxes decreased $3.6 million in 2020 compared to 2019, primarily reflecting lower pre-tax
earnings in the current period.
Federal and State Income Taxes increased $5.4 million in 2019 compared to 2018 reflecting income taxes associated with the gain on the Company’s divestiture of Usource and higher pre-tax
earnings in 2019 compared to 2018.
LIQUIDITY, COMMITMENTS AND CAPITAL REQUIREMENTS
Sources of Capital
Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time, the Company has accessed the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and are therefore subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2020 and December 31, 2019, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.
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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $248.9 million and $252.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. Total gross repayments were $252.8 million and $276.9 million for the years ended December 31, 2020 and December 31, 2019, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2020 and December 31, 2019:

Revolving Credit Facility (millions)
	December 31,
	2020	2019
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$54.7	$58.6
Letters of Credit Outstanding	$0.1	$0.1
Available	$65.2	$61.3
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
The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2020 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 5 (Debt and Financing Arrangements.)
Issuance of Long-Term Debt
—On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes.
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
On December 18, 2019, Unitil Corporation issued $30 million of Notes due 2029 at 3.43%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
On September 12, 2019, Northern Utilities issued $40 million of Notes due 2049 at 4.04%. Northern Utilities used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have recorded as a reduction to against Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
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
Contractual Obligations
The table below lists the Company’s known specified contractual obligations as of December 31, 2020.

		Payments Due by Period
Contractual Obligations (millions) as of December 31, 2020	Total	2021	2022— 2023	2024— 2025	2026 & Beyond
Long-Term Debt	$535.4	$8.8	$30.3	$14.0	$482.3
Interest on Long-Term Debt	387.8	26.3	49.1	46.6	265.8
Gas Supply Contracts	556.2	55.9	95.8	73.8	330.7
Electric Supply Contracts	15.6	1.3	2.7	2.8	8.8
Other (Including Capital and Operating Lease Obligations)	6.1	1.9	2.9	1.1	0.2

Total Contractual Cash Obligations	$1,501.1	$94.2	$180.8	$138.3	$1,087.8

The Company and its subsidiaries have material energy supply commitments that are discussed in Note 7 (Energy Supply) and Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements. Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than a year.
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2020, there were approximately $1.3 million of guarantees outstanding with a duration of less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.4 million and $6.5 million of natural gas storage inventory at December 31, 2020 and 2019, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2020, which was payable in January 2021, was $1.0 million and was recorded in Accounts Payable at December 31, 2020. The amount of natural gas inventory released in December 2019, which was payable in January 2020, was $1.0 million and was recorded in Accounts Payable at December 31, 2019.
Benefit Plan Funding
The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $4.7 million and $6.9 million in 2020 and 2019, respectively. The Company, along with its subsidiaries, contributed $4.2 million and $4.0 million to Voluntary Employee Benefit Trusts (VEBTs) in 2020 and 2019, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2021 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these benefit plans. See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2020, there were approximately $1.3 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
Cash Flows
Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2020 and 2019.

	2020	2019
Cash Provided by Operating Activities	$75.7	$104.9

Cash Provided by Operating Activities
—Cash Provided by Operating Activities was $75.7 million in 2020, a decrease of $29.2 million compared to 2019.
Cash flow from Net Income, adjusted for the total of
non-cash
charges was $96.0 million in 2020 compared to $96.3 million in 2019, a decrease of $0.3 million. The change to Net Income, absent the gain on the Usource divestiture in 2019, is primarily attributable to increases in natural gas and electric sales margin and customer growth. The increase in depreciation and amortization of $2.5 million in 2020 compared to 2019 reflects higher depreciation on higher utility plant in service. The decrease in the deferred tax provision of $4.2 million in 2020 compared to 2019 is primarily driven by a larger use of the Net Operating Loss Carryforward in 2019 from the Usource divestiture as compared to the 2020 Net Operating Loss Carryforward utilization against taxable income.
Changes in working capital items resulted in a ($15.3) million use of cash in 2020 compared to a $13.9 million source of cash in 2019, representing a decrease of $29.2 million. The change in working capital in 2020 compared to 2019 is primarily related to the change in accounts receivables and accrued revenue and is reflective of the effect of the current macroecoomic environment on business and operating conditions.
Deferred Regulatory and Other Charges decreased by $9.3 million in 2020 compared to 2019, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2020 compared to 2019 was $4.3 million.

	2020	2019
Cash Used in Investing Activities	$(122.6)	$(105.8)

Cash Used in Investing Activities
—Cash Used in Investing Activities was ($122.6) million in 2020 compared to ($105.8) million in 2019, an increase of $16.8 million. Absent the proceeds from the Usource divestiture in 2019, the increase in 2020 compared to 2019 is $3.4 million. The higher spending in 2020 is primarily related to utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2021 is $135 million to $140 million.

	2020	2019
Cash Provided by (Used in) Financing Activities	$47.7	$(1.7)

Cash Provided by (Used in) Financing Activities
—Cash Provided by Financing Activities was $47.7 million in 2020 compared to cash used of ($1.7) million in 2019. The higher cash provided from financing activities in 2020 compared to 2019 is primarily attributable to the proceeds from the issuance of long-term debt of $99.7 million less the repayment of maturing and discretionary long-term debt of ($24.8) million, repayment of short-term debt of ($3.9) million and dividends paid of ($22.6) million. Other changes in financing activities in 2020 total ($0.7) million.
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
Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2020 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.
The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.
DIVIDENDS
Unitil’s annual common dividend was $1.50 per common share in 2020, $1.48 per common share in 2019, and $1.46 per share in 2018. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2021 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.38 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.52 from $1.50. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

Restrictions
in this report, as well as Note 5 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
LEGAL PROCEEDINGS
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material effect on its financial position, operating results or cash flows. Refer to “Legal Proceedings” in Note 8 (Commitments and Contingencies) of the Consolidated Financial Statements for a discussion of legal proceedings.
REGULATORY MATTERS
See Note 8 (Commitments and Contingencies) to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the financial statements and Note 1 (Summary of Significant Accounting Policies).
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
The FASB Codification specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and how these effects are to be accounted for by a regulated enterprise. Revenues intended to cover certain costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets.” If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.”
The Company’s principal regulatory assets and liabilities are included on the Company’s Consolidated Balance Sheet and a summary of the Company’s Regulatory Assets is provided in Note 1 (Summary of Significant Accounting Policies) to the consolidated financial statements. Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material affect on the Company’s consolidated financial statements.

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
The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2020, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $629,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $610,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 10 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)
Income Taxes
—The Company is subject to Federal and State income taxes as well as various other business taxes. This process involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The

Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.
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
Commitments and Contingencies
—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2020, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the “Contractual Obligations” section and the Commitments and Contingencies footnote to the Company’s consolidated financial statements.
Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.
For additional information regarding the foregoing matters, see Note 1 (Summary of Significant Accounting Policies), Note 7 (Energy Supply), Note 8 (Commitments and Contingencies), Note 9 (Income Taxes), and Note 10 (Retirement Benefit Plans) to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Please also refer to Part I, Item 1A. “Risk Factors”.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 1.7%, 3.4%, and 3.3% during 2020, 2019, and 2018, respectively.
COMMODITY PRICE RISK
Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed in the section entitled
Rates and Regulation
in Part I, Item 1 (Business) and in Note 8 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements, the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Unitil Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
Unitil’s (the “Company”) principal business is the distribution of electricity and natural gas and is subject to regulation by the Massachusetts, New Hampshire and Maine Public Service Commissions as well as the Federal Energy Regulatory Commission (the “Commissions”). Accordingly, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980, Regulated Operations, and has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable Commission. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2020, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:

•
We tested the effectiveness of controls over the relevant regulatory account balances and disclosures, including management’s controls over the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

•	We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

•
We made inquiries of management and read relevant regulatory orders and settlements issued by the Commissions in Massachusetts, New Hampshire and Maine, regulatory statutes, interpretations, procedural memorandums, filings made by interveners or the Company, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated this external information and compared to management’s recorded regulatory asset and liability balances and searched for any evidence that might contradict management’s assertions.

•
We obtained an analysis from management describing the orders and filings that support management’s assertions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ Deloitte & Touche LLP
Boston, MA
February 2, 2021
We have served as the Company’s auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data)

Year Ended December 31,	2020	2019	2018

Operating Revenues:

Gas	$191.4	$203.4	$216.1

Electric	227.2	233.9	223.3

Other	—	0.9	4.7

Total Operating Revenues	418.6	438.2	444.1

Operating Expenses:

Cost of Gas Sales	68.8	81.2	99.2

Cost of Electric Sales	134.3	142.0	131.4

Operation and Maintenance	65.7	67.2	69.5

Depreciation and Amortization	54.5	52.0	50.4

Taxes Other Than Income Taxes	23.9	22.7	22.4

Total Operating Expenses	347.2	365.1	372.9

Operating Income	71.4	73.1	71.2

Interest Expense, Net	23.8	23.7	24.0

Other Expense (Income), Net	5.2	(8.6)	5.8

Income Before Income Taxes	42.4	58.0	41.4

Provision for Income Taxes	10.2	13.8	8.4

Net Income Applicable to Common Shares	$32.2	$44.2	$33.0

Earnings per Common Share—Basic and Diluted	$2.15	$2.97	$2.23

Weighted Average Common Shares Outstanding—(Basic and Diluted)	15.0	14.9	14.8
(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS
(Millions)
ASSETS

December 31,	2020	2019

Current Assets:

Cash and Cash Equivalents	$6.0	$5.2

Accounts Receivable, Net	62.0	55.1

Accrued Revenue	50.9	50.0

Exchange Gas Receivable	4.9	6.1

Gas Inventory	0.6	0.8

Materials and Supplies	8.5	7.9

Prepayments and Other	6.4	5.8

Total Current Assets	139.3	130.9

Utility Plant:

Gas	920.2	837.7

Electric	575.9	529.7

Common	64.1	62.7

Construction Work in Progress	34.8	37.4

Utility Plant	1,595.0	1,467.5

Less: Accumulated Depreciation	401.8	356.0

Net Utility Plant	1,193.2	1,111.5

Other Noncurrent Assets:

Regulatory Assets	127.4	112.0

Operating Lease Right of Use Assets	5.2	4.0

Other Assets	12.8	12.4

Total Other Noncurrent Assets	145.4	128.4

TOTAL ASSETS	$1,477.9	$1,370.8

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.)
(Millions, except number of shares)
LIABILITIES AND CAPITALIZATION

December 31,	2020	2019

Current Liabilities:

Accounts Payable	$33.2	$37.6

Short-Term Debt	54.7	58.6

Long-Term Debt, Current Portion	8.5	19.5

Regulatory Liabilities	5.5	7.4

Energy Supply Obligations	10.4	10.5

Environmental Obligations	0.3	0.6

Other Current Liabilities	23.5	25.6

Total Current Liabilities	136.1	159.8

Noncurrent Liabilities:

Retirement Benefit Obligations	162.3	141.9

Deferred Income Taxes, Net	109.0	103.6

Cost of Removal Obligations	105.2	96.0

Regulatory Liabilities	44.3	46.6

Environmental Obligations	1.8	2.1

Other Noncurrent Liabilities	6.9	6.5

Total Noncurrent Liabilities	429.5	396.7

Capitalization:

Long-Term Debt, Less Current Portion	523.1	437.5

Stockholders’ Equity:

Common Equity (Outstanding 15,012,310 and 14,930,170 Shares)	285.3	282.5

Retained Earnings	103.7	94.1

Total Common Stock Equity	389.0	376.6

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	389.2	376.8

Total Capitalization	912.3	814.3

Commitments and Contingencies (Note 8)

TOTAL LIABILITIES AND CAPITALIZATION	$1,477.9	$1,370.8

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year Ended December 31,	2020	2019	2018

Operating Activities:

Net Income	$32.2	$44.2	$33.0

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	54.5	52.0	50.4

Deferred Tax Provision	9.3	13.5	8.0

Gain on Divestiture, net (See Note 1)	—	(13.4)	—

Changes in Working Capital Items:

Accounts Receivable	(6.9)	11.7	0.6

Accrued Revenue	(0.9)	4.7	(1.4)

Regulatory Liabilities	(1.9)	(4.1)	2.3

Exchange Gas Receivable	1.2	2.0	(2.3)

Accounts Payable	(4.4)	(5.0)	1.1

Other Changes in Working Capital Items	(2.4)	4.6	3.6

Deferred Regulatory and Other Charges	(9.3)	(5.3)	(11.3)

Other, net	4.3	—	(5.5)

Cash Provided by Operating Activities	75.7	104.9	78.5

Investing Activities:

Property, Plant and Equipment Additions	(122.6)	(119.2)	(102.4)

Proceeds from Divestiture, Net (See Note 1)	—	13.4	—

Cash Used In Investing Activities	(122.6)	(105.8)	(102.4)

Financing Activities:

(Repayment of) Proceeds from Short-Term Debt, net	(3.9)	(24.2)	44.5

Issuance of Long-Term Debt	99.7	70.0	30.0

Repayment of Long-Term Debt	(24.8)	(18.8)	(30.1)

Long-Term Debt Issuance Costs	(0.6)	(0.4)	(0.1)

Decrease in Capital Lease Obligations	(0.1)	(5.3)	(3.0)

Net (Decrease) Increase in Exchange Gas Financing	(1.1)	(2.0)	2.1

Dividends Paid	(22.6)	(22.1)	(21.8)

Proceeds from Issuance of Common Stock	1.1	1.1	1.2

Cash Provided by (Used In) Financing Activities	47.7	(1.7)	22.8

Net Increase (Decrease) in Cash and Cash Equivalents	0.8	(2.6)	(1.1)

Cash and Cash Equivalents at Beginning of Year	5.2	7.8	8.9

Cash and Cash Equivalents at End of Year	$6.0	$5.2	$7.8

Supplemental Information:

Interest Paid	$23.7	$24.1	$24.6

Income Taxes Paid	$0.9	$0.8	$0.4

Payments on Capital Leases	$0.3	$5.5	$3.3

Capital Expenditures Included in Accounts Payable	$1.7	$0.6	$0.5

Non-Cash Additions to Property, Plant and Equipment	$—	$—	$—

Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.2	$4.0	$—
(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY
(Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2018	$275.8	$60.8	$336.6

Net Income for 2018		33.0	33.0

Dividends ($1.46 per Common Share)		(21.8)	(21.8)

Shares Issued Under Stock Plans	2.1		2.1

Issuance of 25,932 Common Shares (See Note 6)	1.2		1.2

Balance at December 31, 2018	279.1	72.0	351.1

Net Income for 2019		44.2	44.2

Dividends ($1.48 per Common Share)		(22.1)	(22.1)

Shares Issued Under Stock Plans	2.3		2.3

Issuance of 20,065 Common Shares (See Note 6)	1.1		1.1

Balance at December 31, 2019	282.5	94.1	376.6

Net Income for 2020		32.2	32.2

Dividends ($1.50 per Common Share)		(22.6)	(22.6)

Shares Issued Under Stock Plans	1.7		1.7

Issuance of 23,658 Common Shares (See Note 6)	1.1		1.1

Balance at December 31, 2020	$285.3	$103.7	$389.0

(The accompanying Notes are an integral part of these consolidated financial statements.)

4
5

Note 1: Summary of Significant Accounting Policies
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
A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, Unitil Power ceased being the wholesale supplier for
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
Divestiture of
Non-Regulated
Business Subsidiary

–

On March 1, 2019, the Company divested of its
non-regulated
energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax
net gain of approximately $9.8 million on this divestiture in the first quarter of 2019. The pre-tax
net gain of approximately $13.4 million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the year-ended December 31, 2019, while the income taxes associated with this transaction of $3.6 million are included in the Provision For Income Taxes.
Basis of Presentation
Principles of Consolidation
—The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation.

Use of Estimates
—The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and requires disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value
—The Financial Accounting Standards Board (FASB) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification include:

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
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended December 31, 2020
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$73.1	$128.7	$201.8
Commercial & Industrial	104.5	91.4	195.9
Other	7.6	6.6	14.2

Total Billed and Unbilled Revenue	185.2	226.7	411.9
Rate Adjustment Mechanism Revenue	6.2	0.5	6.7

Total Gas and Electric Operating Revenues	$191.4	$227.2	$418.6

	Twelve Months Ended December 31, 2019
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$81.4	$121.5	$202.9
Commercial & Industrial	120.1	93.8	213.9
Other	10.6	7.8	18.4

Total Billed and Unbilled Revenue	212.1	223.1	435.2
Rate Adjustment Mechanism Revenue	(8.7)	10.8	2.1

Total Gas and Electric Operating Revenues	$203.4	$233.9	$437.3

	Twelve Months Ended December 31, 2018
Gas and Electric Operating Revenues (millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$81.4	$123.6	$205.0
Commercial & Industrial	119.7	96.4	216.1
Other	9.6	8.7	18.3

Total Billed and Unbilled Revenue	210.7	228.7	439.4
Rate Adjustment Mechanism Revenue	5.4	(5.4)	—

Total Gas and Electric Operating Revenues	$216.1	$223.3	$439.4

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
Other Operating

Revenue—Non-regulated

–

Other Operating Revenue

consists solely of revenue from Usource, Unitil’s
non-regulated
subsidiary, which, the Company divested on March 1, 2019. Usource conducted its business activities as a broker of competitive energy services. Usource did not take title to the electric and gas commodities which were the subject of the brokerage contracts. The Company recorded energy brokering revenues based upon the amount of electricity and gas delivered to customers through the end of the accounting period. Usource partnered with certain entities to facilitate these brokerage services and paid these entities a fee under revenue sharing agreements.
Depreciation and Amortization
—Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect
 on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2020 – 3.34%, 2019 – 3.41% and 2018 – 3.38%.
Stock-based Employee Compensation
—Unitil accounts for stock-based employee compensation using the fair value-based method (See Note 6 (Equity)).
Sales and Consumption Taxes
—The Company bills its customers sales tax in Massachusetts and Maine and consumption tax in New Hampshire. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings. The consumption tax in New Hampshire has been repealed effective January 1, 2019.
Income Taxes—
The Company is subject to Federal and State income taxes as well as various other business taxes. The Company’s process for determining income tax amounts involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.
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
Dividends
—The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2020 the Company paid quarterly dividends of $0.375 per share, resulting in an annualized dividend rate of $1.50 per common share. For the years ended December 31, 2019 and 2018, the Company paid quarterly dividends of $0.37 and $0.365 per common share, respectively, resulting in annualized dividend rates of $1.48 and $1.46 per common share, respectively. At its January 2021 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of

$0.38 per share, an increase of $0.005 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.52 per share from $1.50 per share.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2020 and 2019, the Unitil subsidiaries had deposited $2.4 million and $1.9 million, respectively
,
to satisfy their
ISO-NE
obligations.
Financial Instruments —
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material effect on the financial statements.
Allowance for Doubtful Accounts
—The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate, which is adjusted for current conditions, customer trends, or other factors such as macroeconomic conditions, to customer account balances. The Company also calculates the amount of written-off
receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate. See Note 4 (Allowance for Doubtful Accounts).

Accounts Receivable, Net includes $3.1 million and $1.0 million of the Allowance for Doubtful Accounts at December 31, 2020 and December 31, 2019, respectively. Unbilled Revenues, net (a component of Accrued Revenue
)
includes $0.2 million of the Allowance for Doubtful Accounts at December 31, 2020.
Accrued Revenue—
Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2020 and 2019
.

Accrued Revenue (millions)	December 31,
	2020	2019
Regulatory Assets—Current	$37.3	$35.8
Unbilled Revenues	13.6	14.2

Total Accrued Revenue	$50.9	$50.0

Exchange Gas Receivable
—Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third-party. The third-party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2020 and 2019.

Exchange Gas Receivable (millions)	December 31,
	2020	2019
Northern Utilities	$4.4	$5.5
Fitchburg	0.5	0.6

Total Exchange Gas Receivable	$4.9	$6.1

Gas Inventory
—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2020 and 2019.

Gas Inventory (millions)	December 31,
	2020	2019
Natural Gas	$0.2	$0.4
Propane	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$0.6	$0.8

The Company also has an inventory of Materials and Supplies in the amounts of $8.5 million and $7.9 million as of December 31, 2020 and December 31, 2019, respectively. These amounts are recorded at weighted average cost.
Utility Plant
—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 3.12%, 3.90% and 2.70% in 2020, 2019 and 2018, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation.

The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2020 and 2019, the Company has recorded cost of removal amounts of $105.2 million and $96.0 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations.

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

Regulatory Assets consist of the following (millions)	December 31,
	2020	2019
Retirement Benefits	$103.7	$88.9
Energy Supply & Other Rate Adjustment Mechanisms	34.1	31.0
Deferred Storm Charges	4.1	5.6
Environmental	5.2	7.2
Income Taxes	3.4	4.2
Other Deferred Charges	14.2	10.9

Total Regulatory Assets	164.7	147.8
Less: Current Portion of Regulatory Assets (1)	37.3	35.8

Regulatory Assets—noncurrent	$127.4	$112.0

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

Regulatory Liabilities consist of the following (millions)	December 31,
	2020	2019
Rate Adjustment Mechanisms	$4.1	$6.0
Income Taxes	45.5	47.6
Other	0.2	0.4

Total Regulatory Liabilities	49.8	54.0
Less: Current Portion of Regulatory Liabilities	5.5	7.4

Regulatory Liabilities—noncurrent	$44.3	$46.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2020 are $8.0
million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Leases –
The Company records assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has elected the practical expedient to

5
2

not separate
non-lease
components from lease components and instead to account for both as a single lease component. The Company’s accounting policy election for leases with a lease term of 12 months or less is to recognize the lease payments as lease expense on a straight-line basis over the lease term. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. See additional discussion in the “Leases” section of Note 5 (Debt and Financing Arrangements).
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
The Company had no derivative assets or liabilities recorded on its Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. There were no losses / (gains) recognized in Regulatory Assets / Liabilities for the years ended December 31, 2020 and 2019. There were no losses / (gains) reclassified into the Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018.
Fitchburg has entered into power purchase agreements for which contingencies exist (see “Fitchburg – Massachusetts RFP’s” section of Note 8 (Commitments and Contingencies). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.
Investments in Marketable Securities
—The Company
maintains
a trust through which it
invests
in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See additional discussion of the SERP in Note 10 (Retirement Benefit Plans)).

At December 31, 2020 and 2019, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.7 million and $5.6 million, respectively, as shown in the table below. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31,
	2020	2019
Money Market Funds	$5.7	$5.6

Total Marketable Securities	$5.7	$5.6

The Company also sponsors the Unitil Corporation Deferred Compensation Plan (the DC Plan). The DC Plan is a
non-qualified
deferred compensation plan that provides a vehicle for participants to accumulate tax-deferred
savings to supplement retirement income. The DC Plan, which was effective January 1, 2019, is open to senior management or other highly compensated employees as determined by the Company’s Board of Directors, and may also be used for recruitment and retention purposes for newly hired senior executives. The DC Plan design mirrors the Company’s Tax Deferred Savings and Investment Plan formula, but provides for contributions on compensation above the IRS limit, which will allow participants to defer up to 85% of base salary, and up to 85% of any cash incentive for retirement. The Company may also elect to make discretionary contributions on behalf of any participant in an amount determined by the Company’s Board of Directors. A trust has been established to invest the funds associated with the DC Plan.
At December 31, 2020 and 2019, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.5 million and $0.2 million, respectively
.
 These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31,
	2020	2019
Equity Funds	$0.2	$0.1
Money Market Funds	0.3	0.1

Total Marketable Securities	$0.5	$0.2

Energy Supply Obligations
—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2020	2019
Current:
Exchange Gas Obligation	$4.4	$5.5
Renewable Energy Portfolio Standards	5.7	4.7
Power Supply Contract Divestitures	0.3	0.3

Total Energy Supply Obligations—Current	10.4	10.5
Noncurrent:
Power Supply Contract Divestitures	—	0.3

Total Energy Supply Obligations	$10.4	$10.8

Exchange Gas Obligation—
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
Renewable Energy Portfolio Standards
- Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded within Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with seven of these contracts have been constructed and are now operating. In 2020, three of the long-term contracts were terminated due to an inability to meet critical milestones. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contracts were filed with the MDPU during the first quarter of 2020. An Order approving the contracts was issued by the MDPU in November 2020 but the Attorney General’s Office immediately filed a Motion for Reconsideration on the issue of remuneration. The matter is pending at the MDPU. In compliance with An Act to Promote a Clean Energy Future (2018), in late 2020 in coordination with the other electric utilities in Massachusetts, the Company began efforts on the next long-term renewable procurement which will seek up to an additional 1,600MW of offshore wind generation. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Power Supply Contract Divestitures—
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of December 31, 2020, Fitchburg has fully-recovered its power supply-related stranded costs and Unitil Energy has $0.3 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue (current portion) and Regulatory Assets (noncurrent portion).

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
The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, reflecting ultimate recovery from customers through rates. The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the Pension and PBOP plans. All amounts are remeasured annually. (See Note 10 (Retirement Benefit Plans).
Commitments and Contingencies
—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2020, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 8 (Commitments and Contingencies).

Environmental Matters
—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2020, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 8 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.
Subsequent Events
—The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
Note 2: Quarterly Financial Information (unaudited; millions, except per share data)
Quarterly earnings per share may not agree with the annual amounts due to rounding and the effect of additional common share issuances. Basic and Diluted Earnings per Share are the same for the periods presented. The Company divested Usource in the first quarter of 2019 (see Note 1 (Summary of Significant Accounting Policies)).

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Total Operating Revenues	$130.4	$152.1	$83.9	$84.4	$87.4	$85.3	$116.9	$116.4
Operating Income	$27.6	$28.8	$11.1	$12.3	$7.4	$10.0	$25.3	$22.0
Net Income Applicable to Common	$15.2	$26.5	$3.1	$4.0	$0.3	$2.3	$13.6	$11.4

	Per Share Data:
Earnings Per Common Share	$1.02	$1.78	$0.21	$0.27	$0.02	$0.15	$0.90	$0.77
Dividends Paid Per Common Share	$0.375	$0.37	$0.375	$0.37	$0.375	$0.37	$0.375	$0.37
Note 3: Segment Information
Unitil reports three
segments
: utility gas
operations
, utility electric operations and
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
Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State derives its revenues principally from the transmission services provided to Northern Utilities and, to a lesser extent, third-party marketers. Granite State is included in the utility gas operations segment.
Unitil Resources is the Company’s wholly-owned
non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested of in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources. Usource provided brokering and advisory services to large commercial and industrial customers in the northeastern United States. Unitil Realty and Unitil Service provide centralized facilities, operations and administrative services to support the affiliated Unitil companies. Unitil Resources and Usource are included in the
Non-Regulated
segment.

Unitil Realty, Unitil Service and the holding company are included in Other. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters. The earnings of the holding company are principally derived from income earned on short-term investments and real property owned for Unitil and its subsidiaries’ use.
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

5
7

The following tables provide significant segment financial data for the years ended December 31, 2020, 2019 and 2018 (millions):

Year Ended December 31, 2020	Gas	Electric	Non- Regulated	Other	Total

Revenues:

Billed and Unbilled Revenue	$185.2	$226.7	$—	$—	$411.9

Rate Adjustment Mechanism Revenue	6.2	0.5	—	—	6.7

Total Operating Revenues	191.4	227.2	—	—	418.6

Interest Income	1.1	1.1	—	0.4	2.6

Interest Expense	14.2	8.7	—	3.5	26.4

Depreciation & Amortization Expense	29.8	23.8	—	0.9	54.5

Income Tax Expense (Benefit)	7.3	4.7	—	(1.8)	10.2

Segment Profit	19.3	12.9	—	—	32.2

Segment Assets	886.3	571.8	—	19.8	1,477.9

Capital Expenditures	71.1	45.5	—	6.0	122.6

Year Ended December 31, 2019

Revenues:

Billed and Unbilled Revenue	$212.1	$223.1	$—	$—	$435.2

Rate Adjustment Mechanism Revenue	(8.7)	10.8	—	—	2.1

Other Operating Revenue— Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	203.4	233.9	0.9	—	438.2

Interest Income	1.2	0.9	0.2	0.6	2.9

Interest Expense	14.4	9.4	—	2.8	26.6

Depreciation & Amortization Expense	28.5	22.6	—	0.9	52.0

Income Tax Expense (Benefit)	7.2	4.2	3.8	(1.4)	13.8

Segment Profit	19.1	11.5	10.2	3.4	44.2

Segment Assets	823.3	529.3	0.3	17.9	1,370.8

Capital Expenditures	74.0	39.6	—	5.6	119.2

Year Ended December 31, 2018

Revenues:

Billed and Unbilled Revenue	$210.7	$228.7	$—	$—	$439.4

Rate Adjustment Mechanism Revenue	5.4	(5.4)	—	—	—

Other Operating Revenue— Non-Regulated	—	—	4.7	—	4.7

Total Operating Revenues	216.1	223.3	4.7	—	444.1

Interest Income	0.8	0.8	0.2	0.6	2.4

Interest Expense	14.2	9.0	—	3.2	26.4

Depreciation & Amortization Expense	24.9	23.1	0.1	2.3	50.4

Income Tax Expense (Benefit)	7.1	4.2	0.5	(3.4)	8.4

Segment Profit	18.8	11.4	1.3	1.5	33.0

Segment Assets	764.1	484.2	6.9	43.1	1,298.3

Capital Expenditures	70.8	28.4	—	3.2	102.4

Note 4: Allowance for Doubtful Accounts
Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2020, 2019 and 2018, the Company recorded provisions for the energy commodity portion of bad debts of $1.6 million, $2.3 million and $2.6 million, respectively. These provisions were recognized in Cost of Gas Sales and Cost of Electric Sales expense as the associated electric and gas utility revenues were billed. Cost of Gas Sales and Cost of Electric Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.
As of December 31, 2020 and 2019, the Company has recorded $6.8 million and $5.6 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.
Accounts Receivable, Net includes $3.1 million and $1.0 million of the Allowance for Doubtful Accounts at December 31, 2020 and December 31, 2019, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.2 million of the Allowance for Doubtful Accounts at December 31, 2020.
The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for
2018—2020
(millions):
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Regulatory Deferrals*	Balance at End of Period
Year Ended December 31, 2020
Electric	$0.6	$2.9	$0.3	$2.6	$0.4	$1.6
Gas	0.4	2.6	0.3	1.8	0.2	1.7
Other	—	—	—	—	—	—

	$1.0	$5.5	$0.6	$4.4	$0.6	$3.3

Year Ended December 31, 2019
Electric	$0.5	$3.0	$0.3	$3.2	$—	$0.6
Gas	0.8	1.9	0.5	2.8	—	0.4
Other	—	—	—	—	—	—

	$1.3	$4.9	$0.8	$6.0	$—	$1.0

Year Ended December 31, 2018
Electric	$0.9	$3.2	$0.3	$3.9	$—	$0.5
Gas	0.6	2.9	0.3	3.0	—	0.8
Other	0.1	(0.1)	—	—	—	—

	$1.6	$6.0	$0.6	$6.9	$—	$1.3

*
The Company has incurred greater than normal bad debt expense due to the coronavirus pandemic. Incremental bad debt expense amounts have been deferred as regulatory assets based on certain regulatory proceedings and management’s belief that such amounts are probable of recovery (See the “Financial Effects of
COVID-19
Pandemic” section in Note 8 (Commitments and Contingencies). The Company will track the collection of receivables and to the extent incremental bad debt amounts are collected in the future, such amounts will reduce the regulatory assets recorded.

Note 5: Debt and Financing Arrangements
The Company funds a portion of its operations through the issuance of long-term debt, and short-term borrowings under its revolving Credit Facility. The Company’s subsidiaries conduct a portion of their operations in leased facilities and lease some of their machinery, vehicles and office equipment.

Long-Term Debt and Interest Expense
Long-Term Debt Structure and Covenants
—The debt agreements for Unitil and its utility subsidiaries, Unitil Energy, Fitchburg, Northern Utilities, and Granite State, contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations.
The long-term debt of Unitil is issued under Unsecured Promissory Notes with negative pledge provisions. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Unitil to issue new long-term debt, the covenants of the existing long-term agreement(s) must be satisfied, including that Unitil have total funded indebtedness less than 70% of total capitalization, and earnings available for interest equal to at least two times the interest charges for funded indebtedness. Each future senior long-term debt issuance of Unitil will rank pari passu with all other senior unsecured long-term debt issuances. The Unitil long-term debt agreement requires that if Unitil defaults on any other future long-term debt agreement(s), it would constitute a default under Unitil’s present long-term debt agreement. Furthermore, the default provisions are triggered by the defaults of certain Unitil subsidiaries or certain other actions against Unitil subsidiaries.
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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2020, in accordance with the covenants, these subsidiary companies had a combined amount of $325.8 million available for the payment of dividends and Unitil Corporation had $133.8 million available for the payment of dividends. As of December 31, 2020, the Company’s balance in Retained Earnings was $103.7 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2020 for the payment of dividends.

Issuance of Long-Term Debt
—

On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes.
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
On December 18, 2019, Unitil Corporation issued $30 million of Notes due 2029 at 3.43%. Unitil Corporation used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
On September 12, 2019, Northern Utilities issued $40 million of Notes due 2049 at 4.04%. Northern Utilities used the net proceeds from this offering to repay short-term debt and for general corporate purposes. Approximately $0.2 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt for presentation purposes on the Consolidated Balance Sheets.
Debt Repayment
—

The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $24.8 million, $18.8 million and $30.1 million in 2020, 2019, and 2018, respectively.
The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2020 is: 2021—$8.8 million; 2022—$23.4 million; 2023—$6.9 million; 2024—$7.0 million; 2025—$7.0 million and thereafter $482.3 million.
Fair Value of Long-Term Debt
—Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data). In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2020	201 9
Estimated Fair Value of Long-Term Debt	$633.1	$518.7

6
1

Details on long-term debt at December 31, 2020 and 2019 are shown below:

Long-Term Debt (millions)	December 31,
	2020	2019
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$15.0	$20.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0

Unitil Energy First Mortgage Bonds:
5.24% Senior Secured Notes, Due March 2, 2020	—	5.0
8.49% Senior Secured Notes, Due October 14, 2024	3.0	4.5
6.96% Senior Secured Notes, Due September 1, 2028	16.0	18.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	—
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0

Fitchburg:
6.75% Senior Notes, Due November 30, 2023	1.9	3.8
6.79% Senior Notes, Due October 15, 2025	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	10.8	12.0
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	—
4.32% Senior Notes, Due November 1, 2047	15.0	15.0

Northern Utilities:
5.29% Senior Notes, Due March 2, 2020	—	8.2
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	—
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0

Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0

Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.7	—

Total Long-Term Debt	535.4	460.5
Less: Unamortized Debt Issuance Costs	3.8	3.5

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	531.6	457.0
Less: Current Portion (1)	8.5	19.5

Total Long-Term Debt, Less Current Portion	$523.1	$437.5

(1)	The Current Portion of Long-Term Debt includes sinking fund payments.
Interest Expense, Net
—Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is calculated.
Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an

6
2

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

Interest Expense, Net (millions)
	2020	2019	2018
Interest Expense
Long-Term Debt	$24.8	$22.9	$23.1
Short-Term Debt	1.4	3.0	2.6
Regulatory Liabilities	0.2	0.7	0.7

Subtotal Interest Expense	26.4	26.6	26.4

Interest Income
Regulatory Assets	(0.8)	(0.8)	(0.8)
AFUDC (1) and Other	(1.8)	(2.1)	(1.6)

Subtotal Interest Income	(2.6)	(2.9)	(2.4)

Total Interest Expense, Net	$23.8	$23.7	$24.0

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $248.9 million and $252.7 million for the years ended December 31, 2020 and December 31, 2019, respectively. Total gross repayments were $252.8 million and $276.9 million for the years ended December 31, 2020 and December 31, 2019, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2020 and December 31, 2019:

Revolving Credit Facility (millions)
	December 31,
	2020	2019
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$54.7	$58.6
Letters of Credit Outstanding	$0.1	$0.1
Available	$65.2	$61.3
The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2020 and December 31, 2019, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.
The weighted average interest rates on all short-term borrowings were 1.7%, 3.4%, and 3.3% during
2020
, 201
9
, and 201
8
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $5.4 million and $6.5 million of natural gas storage inventory at December 31, 2020 and 2019, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2020, which was payable in January 2021, was $1.0 million and recorded in Accounts Payable at December 31, 2020. The amount of natural gas inventory released in December 2019, which was payable in January 2020, was $1.0 million and recorded in Accounts Payable at December 31, 2019.
Contractual Obligations
The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2020.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2020	Total	2021	2022	2023	2024	2025	2026 & Beyond
Long-Term Debt	$535.4	$8.8	$23.4	$6.9	$7.0	$7.0	$482.3
Interest on Long-Term Debt	387.8	26.3	25.1	24.0	23.5	23.1	265.8

Total	$923.2	$35.1	$48.5	$30.9	$30.5	$30.1	$748.1

6
4

Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the years ended December 31, 2020, 2019 and 2018 amounted to $1.8 million, $1.4 million and $2.2 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2020	2019
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.5	$1.2
Other Noncurrent Liabilities (long-term portion)	3.7	2.8

Total Operating Lease Obligations	5.2	4.0

Capital Lease Obligations:
Other Current Liabilities (current portion)	0.2	0.2
Other Noncurrent Liabilities (long-term portion)	0.2	0.3

Total Capital Lease Obligations	0.4	0.5

Total Lease Obligations	$5.6	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2020 and 2019 were
$1.8 million and
$1.4 million, respectively and
w
ere
 included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $1.0 million and $1.2 million as of December 31, 2020 and 2019, respectively, less accumulated amortization of $0.5 million and $0.6 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2020. The payments for capital leases consist of $0.2 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.2 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2020.
The payments for operating leases consist of $1.5 million of current operating lease obligations, which are included in Other Current Liabilities and $3.7 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2020.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2021	$1,746	$193
2022	1,468	130
2023	1,172	88
2024	842	33
2025	276	—
2026-2030	149	—

Total Payments	5,653	444

Less: Interest	443	20

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,210	$424

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2020, the weighted average remaining lease term is

3.8 years and the weighted average operating discount rate used to determine the operating
lease obligations was 4.4%.

As of December 31, 2019, the weighted average remaining lease term was 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 5.2%.
Guarantees
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2020, there were approximately $1.3 million of guarantees outstanding with a duration of less than one year.
Note 6: Equity
The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding.
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 15,012,310 and 14,930,170 shares of common stock outstanding at December 31, 2020 and December 31, 2019, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2020 and December 31, 2019.
Dividend Reinvestment and Stock Purchase Plan
—During 2020, the Company sold 23,658 shares of its common stock, at an average price of $46.08 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.1 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2019 and 2018, the Company raised $1.1 million and $1.2 million, respectively, through the issuance of 20,065 and 25,932 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.
Common Shares Repurchased, Cancelled and Retired
—Pursuant to the written trading plan under Rule
10b5-1
under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to the stock portion of the Directors’ annual retainer. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. (See Part II, Item 5, for additional information). During 2020, 2019 and 2018, the Company repurchased 13,194, 2,911 and 791 shares of its common stock, respectively, pursuant to the Rule
10b5-1
trading plan. The expense recognized by the Company for these repurchases was $0.5 million, $0.2 million, and less than $0.1 million in 2020, 2019 and 2018, respectively.

During 2020, 2019 and 2018, the Company did not cancel or retire any of its common stock.

Stock-Based Compensation Plans
—Unitil maintains a stock-based compensation plan. The Company accounts for its stock-based compensation plan in accordance with the provisions of the FASB Codification and measures compensation costs at fair value at the date of grant.
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
Prior to the end of the vesting period, the restricted shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death or retirement.
Restricted Shares issued for 2018 – 2020 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/29/18	37,510	$1.6
1/29/19	33,150	$1.6
1/28/20	28,630	$1.8
7/28/20	3,000	$0.1
There were 39,426 and 32,950
non-vested
shares under the Stock Plan as of December 31, 2020 and 2019, respectively. The weighted average grant date fair value of these shares was $55.46 per share and $47.35 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $2.2 million, $2.3 million and $2.2 million in 2020, 2019 and 2018, respectively. At December 31, 2020, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. There were 5,570 restricted shares forfeited and no restricted shares cancelled under the Stock Plan during 2020. On January 26, 2021, there were 23,140
Restricted
Shares issued under the Stock Plan with an aggregate market value of $0.9 million.
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

6
7

The equity portion of Restricted Stock Units activity during 2020 and 2019 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2020		2019
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	70,364	$41.20	61,789	$38.25
Restricted Stock Units Granted	3,743	$39.26	6,943	$63.50
Dividend Equivalents Earned	1,507	$47.34	1,632	$58.15
Restricted Stock Units Settled	(32,422)	$41.09	—	—

Ending Restricted Stock Units	43,192	$41.34	70,364	$41.20

Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 are $0.8 million and $1.9 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2020 and 2019. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2020 and December 31, 2019, respectively.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2020	2019	2018
Earnings Available to Common Shareholders	$32.2	$44.2	$33.0

Weighted Average Common Shares Outstanding—Basic (000’s)	14,951	14,894	14,824
Plus: Diluted Effect of Incremental Shares (000’s)	1	6	5

Weighted Average Common Shares Outstanding—Diluted (000’s)	14,952	14,900	14,829

Earnings per Share—Basic and Diluted	$2.15	$2.97	$2.23

The following table shows the number of weighted average
non-vested
restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2020	2019	2018
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	42,813	—	6,102
Note 7: Energy Supply
NATURAL GAS SUPPLY
Unitil purchases and manages gas supply for customers served by Northern Utilities in Maine and New Hampshire, and by Fitchburg in Massachusetts.
Northern Utilities’ C&I customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2020, 80% of Unitil’s largest New Hampshire gas customers, representing 39% of Unitil’s New Hampshire gas therm sales, and 67% of Unitil’s largest Maine customers, representing 25% of Unitil’s Maine gas therm sales, purchased their gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers, purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2020, 78% of Unitil’s largest Massachusetts gas customers, representing 30% of Unitil’s Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates, and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.
Regulated Natural Gas Supply
Northern Utilities purchases
the
 majority of its natural gas from U.S. domestic and Canadian suppliers largely under contracts of one year or less, and on occasion from producers and marketers on the spot market. Northern Utilities arranges for gas transportation and delivery to its system through its own long-term contracts with various interstate pipeline and storage facilities, through peaking supply contracts delivered to its system, or in the case of liquefied natural gas (LNG), via trucking of supplies to storage facilities within Northern Utilities’ service territory.
Northern Utilities has available under firm contract 122,000 million British Thermal Units (MMbtu) per day of year-round and seasonal transportation capacity to its distribution facilities, and 4.3 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.
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
Fitchburg has available under firm contract 14,439 MMbtu per day of year-round transportation and

0.4 BCF of underground storage capacity to its distribution facilities. As a supplement to pipeline natural gas, Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility. These plants are used principally during peak load periods to augment the supply of pipeline natural gas.
ELECTRIC POWER SUPPLY
Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England
(ISO-NE)
markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2020, nearly 77% of Unitil’s largest New Hampshire customers, representing 23% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 77% of Unitil’s largest Massachusetts customers, representing 34% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 16% of Fitchburg’s customer base, and customers in Ashby comprise another 4%. In 2020, the City of Fitchburg voted to move forward with its community choice energy aggregation plan, and on December 31, 2020, the City filed with the MDPU for approval of its Aggregation Plan. The City of Fitchburg comprises about 67% of Company sales. As of December 2020, nearly 27% of Unitil’s residential customers in Massachusetts purchased their electricity from a third-party supplier.

In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier as of December 2020 is 8.3%, down 0.6% from 2019 and reflecting a downward trend from a high of 13% in 2015. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs.
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
Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. MDPU policy establishes
 the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s
ISO-NE
settlement account
,
where Fitchburg procures electric supply through
ISO-NE’s
real-time market.
The NHPUC and MDPU regularly review alternatives to their procurement policy, which may lead to future changes in this regulated power supply procurement structure.
Regional Electric Transmission and Power Markets
Fitchburg, Unitil Energy and Unitil Power, as well as virtually all New England electric utilities, are participants in the
ISO-NE
markets.
ISO-NE
is the Regional Transmission Organization (RTO) in New England. The purpose of
ISO-NE
is to assure reliable operation of the bulk power system in the most economical manner for the region. Substantially all operation and dispatching of electric generation and bulk transmission capacity in New England are performed on a regional basis. The
ISO-NE
tariff imposes generating capacity and reserve obligations, and provides for the use of major transmission facilities and associated support payments. The most notable benefits of the
ISO-NE
are coordinated, reliable power system operation and a supportive business environment for the development of competitive electric markets.
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
Note 8: Commitments and Contingencies
Regulatory Matters
Overview
—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities recover the cost of providing distribution service to their customers based on a representative test year, including a return on their capital investment in utility assets. Fitchburg’s electric and gas divisions also operate under revenue decoupling mechanisms.
Most of Unitil’s customers may elect to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers may purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized
customers continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted. The MDPU, the NHPUC and the MPUC each have continued to approve these reconciling rate mechanisms, which allow Fitchburg, Unitil Energy and Northern Utilities to recover their actual wholesale energy costs for electric power and natural gas.
In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. These assets have been principally recovered as of December 31, 2020. The remaining balance of these assets is $0.3 million, recorded in Current Assets as Accrued Revenue on the Company’s Consolidated Balance Sheet as of December 31, 2020 and projected to be recovered in the next year. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire demonstrating their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21%, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC issued a Notice of Proposed Rulemaking that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax reduction. This matter was resolved for Granite State in its May 2, 2018 uncontested rate settlement filing, which accounted for the effect of the TCJA.
On November 21, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). FERC also required transmission providers with stated rates to account for TCJA’s effect on ADIT in their next rate case. The Company is complying with the new rule and there is no material effect on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities—Base Rates—Maine—
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a return on equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some but not all of the Company’s implementation costs associated with its customer information system pending the completion of an investigation. The Company believes that the customer information system costs were prudently incurred and that the investigation will not have a material impact on its financial position, operating results or cash flows.

7
1

Northern Utilities—Targeted Infrastructure Replacement Adjustment (TIRA)—Maine—
The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $1.4 million for 2019 eligible facilities, was approved by the MPUC on April 29, 2020, effective May 1, 2020.
Northern Utilities—Base Rates—New Hampshire—
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second annual revenue step increase of approximately $1.4 million to recover eligible capital investments in 2018 was approved by the NHPUC effective May 1, 2019. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historical test year no earlier than the twelve months ending December 31, 2020.
Unitil Energy—Base Rates—
On April 20, 2017 the NHPUC issued its final order effective May 1, 2017, providing for a permanent increase of $4.1 million followed by two annual rate step adjustments to recover the revenue requirements associated with certain capital expenditures. On April 30, 2018, the NHPUC approved Unitil Energy’s first step increase, effective May 1, 2018. On April 22, 2019, the NHPUC approved Unitil Energy’s second and final step adjustment, providing a revenue increase of approximately $340,000, effective May 1, 2019.
Fitchburg—Base Rates—Electric—
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015-2017 capital expenditures. On December 22, 2020, final approval of
the filing was
 issued
. On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 22, 2020, final approval of
the filing was
 issued
. On November 2, 2020, Fitchburg filed its cumulative revenue requirement of $1.4 million associated with the Company’s 2015-2019 capital expenditures. On December 17, 2020, the filing was approved, effective January 1, 2021, subject to further investigation and reconciliation.

On April 17, 2020, the MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The Company’s subsequent Compliance Filing reflected an adjusted distribution increase of $0.9 million, a decrease of $0.2 million from the original settlement amount. On May 21, 2020, the MDPU approved the Company’s Compliance Filing. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration for qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.
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

On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased-in
over two years: (1) an increase of $3.7 million, which became effective on March 1, 2020; and (2) an increase of $0.9 million, effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40,000. The agreement provides for a return on equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
Fitchburg—Gas System Enhancement Program—
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31 (the GSEP Filing); and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred (the GREC Filing). The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
In an Order issued on April 30, 2019, the MDPU approved Fitchburg’s 2018 GSEP Filing and increased the annual cap on recovery. The Order resulted in a revenue increase of
$1.0
million that went into effect on May 1, 2019, subject to reconciliation. The amount that exceeded the cap,
$0.6
million, has been deferred to be recovered in a later proceeding. On May 1, 2019, the Company made its 2019 GREC Filing, seeking a waiver of the annual cap and a revenue increase of
$1.0
million. The MDPU approved the Company’s request in its Order issued October 31, 2019. On October 31, 2019, the Company made its annual filing for an increase in revenues associated with 2020 GSEP investment for rates effective May 1, 2020. On March 12, 2020, the Company made a revised GSEP filing to incorporate the 2015 through 2018 GSEP investments in base rates effective March 1, 2020; on April 30, 2020, the MDPU approved the Company’s filing. On May 1, 2020, the Company made its 2020 GREC Filing. In accordance with the approved gas rate case settlement agreement, the Company decreased the Gas System Enhancement Reconciliation Adjustment Factors (GSERAF) and Gas System Enhancement Adjustment Factors to zero effective March 1, 2020, and will recover the February 29, 2020 GSEP deferral balance including interest over a 24 month period beginning March 1, 2021. As a result, the current year’s GSERAF will change on March 1, 2021, instead of November 1, 2020. The GSERAF recovery amount to be recovered over
24
months beginning March 1, 2021 is
$
2.2

million. This matter remains pending before the MDPU.
Granite State—Base Rates—
On November 30, 2020, the FERC approved Granite State’s filing of an uncontested rate settlement which provides for an increase in annual revenues of approximately $1.3 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023.
Other Matters
Fitchburg—Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System—
The MDPU engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board focused on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator examined: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued its final report on January 31, 2020, which contained a number of observations and recommendations for the improvement of gas distribution safety. On February 28, 2020, the Company filed a response and plan to implement the Unitil-specific recommendations, as well as general safety improvements.
7
3

Fitchburg—Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals
 - The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth to achieve its 2050 climate goal of net-zero
greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU states that it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, have been directed to initiate a joint request for proposals (RFP) for an independent consultant(s) to conduct a study and prepare a report (Report), including a detailed study of each LDC that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero
GHG goal. The study is to include an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources. On or before March 1, 2022, each LDC is required to submit a proposal to the MDPU that includes the LDC’s recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Report. Prior to filing the Report and the LDCs’ proposals, the LDCs are directed to engage in a stakeholder process to solicit feedback and advice on both the Report and the proposals. Fitchburg is actively involved in the LDC’s joint effort to respond to the MDPU’s directives.
Financial Effects of
COVID-19
Pandemic—
The NHPUC and the MDPU have opened proceedings to consider the revenue and cost effects on the regulated gas and electric utilities within their respective jurisdictions of the requirement to continue the availability of gas, electric and water service to customers during the
COVID-19
pandemic. Among the effects under investigation are the revenue effects associated with service disconnection moratoriums, the waiver of fees and expanded customer payments arrangements; the increased cost of customer accounts that cannot be collected, including the cost of bad debt reserves and increased working capital costs; and increased operating and maintenance costs incurred for employees to work safely and protect the public. Fitchburg, Unitil Energy and Northern Utilities are active participants in these proceedings, and are in full compliance with all regulatory orders governing service shut-off
moratoriums and other customer service protection measures. These matters remain pending. On December 31, 2020, in docket DPU
20-58,
the MDPU issued an order which, among other provisions, allows the utility companies to defer for future recovery bad debt expense in excess of a baseline.
Northern Utilities / Granite State—Firm Capacity Contract
—Northern Utilities relies on the transport of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year
extension of its
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
Reconciliation Filings—
Fitchburg, Unitil Energy and Northern Utilities each have a number of regulatory reconciling accounts that require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile costs and revenues, and to seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy; and the actual wholesale energy costs for electric power and gas incurred by each of the three companies. Fitchburg, Unitil Energy and Northern Utilities have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
Fitchburg—Massachusetts RFPs—
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” (the Act) under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 megawatts (MW) of offshore wind energy generation by June 30, 2017, as part of a total of
1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000
megawatt-hours (MWh) by December 31, 2022. Unitil’s pro rata share of these contracts is approximately one percent. The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for
9,554,940 MWh of Qualified Clean Energy and associated Environmental Attributes from hydroelectric generation were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75%
of the contract payments is reasonable and in the public interest and approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Massachusetts Supreme Judicial Court upheld the MDPU’s approval in an Order dated September 3, 2020. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.

The EDCs issued the RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation in June 2017. The EDCs selected an 800 MW project submitted by Vineyard Wind in May 2018, contracts were signed in July 2018 and on July 23, 2018, the EDCs, including Fitchburg, filed two long-term contracts, each for 400 MW of offshore wind energy generation with the MDPU for approval. On April 12, 2019, the MDPU approved the offshore wind energy generation power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% of the contract payments is reasonable and in the public interest and approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
The EDCs issued a second RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This solicitation sought to procure the remaining obligation under 83C to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020. On November 5, 2020, the MDPU approved the Offshore Wind Energy Generation power purchase agreements. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. On November 25, 2020 the Office of the Attorney General filed a Motion for Reconsideration regarding the MDPU’s order as it relates to remuneration. The matter is still pending at the MDPU. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
FERC Transmission Formula Rate Proceedings—
Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit (the “Court”) issued an opinion vacating a decision of the FERC with respect to the ROE, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and had set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed Return on Equity component of the formula rates. On November 21, 2019 the FERC issued an order in
EL14-12,
Midcontinent Independent System Operator ROE, in which FERC outlined a new

7
5

methodology for calculating the ROE. In response to the FERC order in EL
14-12,
the New England Transmission Owners (NETOs) filed a motion to reopen the record, which has been granted. This matter remains pending.
The FERC Section 206 proceeding concerning the justness and reasonableness of
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates has been resolved. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETO’s filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETO’s, Municipal Pool Transmission Facility Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. On June 15, 2020 a settlement was filed. The FERC approved the settlement agreement on December 28, 2020. Under the terms of the settlement agreement, the negotiated formula rates will take effect on January 1, 2022. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.
Contractual Obligations
The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2020.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2020	Total	2021	2022	2023	2024	2025	2026 & Beyond
Gas Supply Contracts	$556.2	$55.9	$49.3	$46.5	$37.6	$36.2	$330.7
Electric Supply Contracts	15.6	1.3	1.3	1.4	1.4	1.4	8.8

Total	$571.8	$57.2	$50.6	$47.9	$39.0	$37.6	$339.5

The Company and its subsidiaries have material energy supply commitments (see Note 7 (Energy Supply)). Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than a year.
Legal Proceedings
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material effect on its financial position, operating results or cash flows.
Environmental Matters
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2020, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible

7
6

that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on the Company’s current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities; both the review and extension are expected to be completed by the end of the second quarter of 2021.    While any recommendation is subject to approval by the NH DES, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in the Environmental Obligations table below.
The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods.
The Environmental Obligations table shows the amounts accrued for Northern Utilities related to estimated future cleanup costs associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.
Fitchburg’s Manufactured Gas Plant Site—
Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion in 2022. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.
Additionally, in November 2020, the Mass DEP conducted an audit of the final remediation solution at Sawyer Passway. Site security improvements were required by the Mass DEP, which Fitchburg will complete in early 2021.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

The following table sets forth a summary of changes in the Company’s liability for the current and long-term portions of the Company’s environmental obligations, which are included in Other Current Liabilities and Other Noncurrent Liabilities, respectively, on the Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019.
Environmental Obligations

	(millions)
	Fitchburg		Northern Utilities		Total
	2020	2019	2020	2019	2020	2019
Total Balance at Beginning of Period	$—	$—	$2.7	$2.0	$2.7	$2.0
Additions	0.1	—	0.1	0.9	0.2	0.9
Less: Payments / Reductions	—	—	0.8	0.2	0.8	0.2

Total Balance at End of Period	$0.1	$—	$2.0	$2.7	$2.1	$2.7

Less: Current Portion	0.1	—	0.2	0.6	0.3	0.6

Noncurrent Balance at December 31,	$—	$—	$1.8	$2.1	$1.8	$2.1

Note 9: Income Taxes
Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2020, 2019 and 2018 are shown in the following table:

	($000’s)
	2020	2019	2018
Current Income Tax Provision
Federal	$250	$—	$—
State	678	351	355

Total Current Income Taxes	$928	$351	$355

Deferred Income Provision
Federal	$6,483	$9,340	$5,032
State	2,838	4,117	3,006

Total Deferred Income Taxes	9,321	13,457	8,038

Total Income Tax Expense	$10,249	$13,808	$8,393

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	2020	2019	2018
Statutory Federal Income Tax Rate	21%	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6	6
Utility Plant Differences	(4)	(3)	(7)
Other, ne t	1	—	—

Effective Income Tax Rate	24%	24%	20%

Temporary differences which gave rise to deferred tax assets and liabilities in 2020 and 2019 are shown in the following table:

Temporary Differences (000’s)	2020	2019
Deferred Tax Assets
Retirement Benefit Obligations	$40,740	$36,551
Net Operating Loss Carryforwards	—	1,609
Tax Credit Carryforwards	344	1,489
Other, net	1,252	1,589

Total Deferred Tax Assets	$42,336	$41,238

Deferred Tax Liabilities
Utility Plant Differences	$143,800	$134,011
Regulatory Assets & Liabilities	6,247	5,239
Other, net	1,307	5,539

Total Deferred Tax Liabilities	151,354	144,789

Net Deferred Tax Liabilities	$109,018	$103,551

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2020 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2017; December 31, 2018; and December 31, 2019.
Income tax filings for the year ended December 31, 2019 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2019 which were filed with the IRS in October 2020, the Company utilized federal NOLC assets of
$8.2
million. As of December 31, 2020, the Company had recognized the utilization of the remaining federal NOLC assets of
$2.7
million to offset against taxes current payable. The Company received
$0.9
million of the Alternative Minimum Tax (AMT) credits in 2019 and will receive
$0.9
million of the AMT credits in 2021 as provided for in the CARES Act. In addition, at December 31, 2020, the Company had
$0.3
million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2023.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and determined that the items do not have a material impact on the Company’s financial statements as of December 31, 2020. Additionally, the CARES Act enacted the Employment Retention Credit (“ERC”) to incentivize companies to retain employees. The ERC is
a
50%
credit on employee wages for employees that are retained and cannot perform their job duties at
100%
capacity as a result of coronavirus pandemic restrictions. The ERC is take as a credit on employment tax form 941. In the third quarter of 2020, the Company recorded an ERC of
$0.6
 million as a reduction to employment tax expense which is recorded as a reduction to Taxes other than Income Taxes in the consolidated statement of earnings
.
In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. The Company evaluated these items in its tax computation as of December 31, 2020 and determined that the items do not have a material impact on the Company’s financial statements as of December 31, 2020.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. Approximately $1.8 million of excess ADIT was created through reconciling mechanisms at December 31, 2017, which had not been previously collected from customers through utility rates. The Company reconciled these excess ADIT amounts through the specific reconciliation mechanisms in each of those individual reconciling mechanisms which were reviewed by state regulators. In addition to the $48.9 million of net excess ADIT noted above, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), discussed below, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company recognized the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each of jurisdiction. In 2019 the Company recognized $1.7 million of this amount and the remaining $0.3 million was recognized in 2020.

Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules
,
 the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years.

As of December 31, 2020, the Company flowed back $1.9 million to customers in its Massachusetts, Maine, and federal jurisdictions.

New Hampshire liabilities will begin to flow back once rate proceedings have finalized in that jurisdiction.
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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2020	2019	2018
Used to Determine Plan costs for years ended December 31:

Discount Rate	3.25%	4.25%	3.60%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Expected Long-term rate of return on plan assets	7.40%	7.50%	7.75%

Health Care Cost Trend Rate Assumed for Next Year	7.00%	7.00%	7.50%

Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%

Year that Ultimate Health Care Cost Trend Rate is reached	2029	2024	2024

Used to Determine Benefit Obligations at December 31:

Discount Rate	2.50%	3.25%	4.25%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Health Care Cost Trend Rate Assumed for Next Year	6.60%	7.00%	7.00%

Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%

Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029	2024
The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2020, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $629,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2020 was based on the expected long-term increase in compensation costs for personnel covered by the plans.
The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Service Cost	$3,322	$3,104	$3,393	$2,698	$2,304	$2,933	$283	$247	$487

Interest Cost	5,776	6,484	5,878	3,121	3,426	3,404	549	567	404

Expected Return on Plan Assets	(9,019)	(8,475)	(7,785)	(2,063)	(1,645)	(1,635)	—	—	—

Prior Service Cost Amortization	320	320	324	1,210	1,213	1,309	57	56	189

Actuarial Loss Amortization	6,472	4,324	5,786	744	227	1,383	1,036	628	486

Sub-total	6,871	5,757	7,596	5,710	5,525	7,394	1,925	1,498	1,566

Amounts Capitalized or Deferred	(3,083)	(2,227)	(3,465)	(2,865)	(2,317)	(3,416)	(579)	(430)	(451)

NPBC Recognized	$3,788	$3,530	$4,131	$2,845	$3,208	$3,978	$1,346	$1,068	$1,115

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2020, 2019 and 2018 before capitalization and deferral was
$6.9 million, $5.8 million and $7.6 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2020, 2019 and 2018 would have been $6.5 million, $7.3 million and $7.2 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2020	2019	2020	2019	2020	2019

Plan Assets at Beginning of Year	$125,755	$107,808	$27,280	$21,109	$—	$—

Actual Return on Plan Assets	13,024	17,908	3,739	3,808	—	—

Employer Contributions	4,665	6,916	4,156	4,000	654	610

Participant Contributions	—	—	240	121	—	—

Benefits Paid	(6,038)	(6,877)	(2,568)	(1,758)	(654)	(610)

Plan Assets at End of Year	$137,406	$125,755	$32,847	$27,280	$—	$—

Change in PBO:

PBO at Beginning of Year	$182,135	$156,197	$95,657	$81,005	$17,759	$13,754

Service Cost	3,322	3,104	2,698	2,304	283	247

Interest Cost	5,776	6,484	3,121	3,426	549	567

Participant Contributions	—	—	240	121	—	—

Plan Amendments	732	—	—	—	—	225

Benefits Paid	(6,038)	(6,877)	(2,568)	(1,758)	(654)	(610)

Actuarial (Gain) or Loss	20,165	23,227	7,683	10,559	2,288	3,576

PBO at End of Year	$206,092	$182,135	$106,831	$95,657	$20,225	$17,759

Funded Status: Assets vs PBO	$(68,686)	$(56,380)	$(73,984)	$(68,377)	$(20,225)	$(17,759)

The increases in the PBO for the Pension and PBOP plans as of December 31, 2020 compared to December 31, 2019 reflects a decrease in the assumed discount rate as of December 31, 2020.
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
The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $103.7 million and $88.9 million at December 31, 2020 and 2019, respectively, to account for the future collection of these plan obligations in electric and gas rates.
The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $189.4 million and $166.5 million as of December 31, 2020 and 2019, respectively. The ABO for the SERP was $16.7 million and $13.6 million as of December 31, 2020 and 2019, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2021 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.
The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Employer Contributions	$4,665	$6,916	$16,628	$4,156	$4,000	$4,000	$654	$610	$401
Participant Contributions	$—	$—	$—	$240	$121	$153	$—	$—	$—
Benefit Payments	$6,038	$6,877	$4,986	$2,568	$1,758	$2,193	$654	$610	$401
The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2021	$7,150	$2,948	$637
2022	7,051	3,066	636
2023	7,864	3,235	635
2024	8,532	3,418	634
2025	8,648	3,704	1,182
2026—2030	52,765	21,958	6,258
The Expected Long-Term Rate of Return on Pension Plan assets assumption used by the Company is developed based on input from actuaries and investment managers. The Company’s Expected Long-Term Rate of Return on Pension Plan assets is based on target investment allocation of 56% in common stock equities, 39% in fixed income securities and 5% in real estate securities. The Company’s Expected Long-Term Rate of Return on PBOP Plan assets is based on target investment allocation of 55% in common stock equities and 45% in fixed income securities.

The actual investment allocations are shown in the following tables.

Pension Plan	Target Allocation 2021	Actual Allocation at December 31,
		2020	2019	2018
Equity Funds	56%	58%	54%	49%
Debt Funds	39%	37%	36%	40%
Real Estate Fund	5%	4%	9%	10%
Other (1)	—	1%	1%	1%

Total		100%	100%	100%

(1)	Represents investments being held in cash equivalents as of December 31, 2020, December 31, 2019 and December 31, 2018 pending payment of benefits.

PBOP Plan	Target Allocation 2021	Actual Allocation at December 31,
		2020	2019	2018
Equity Funds	55%	55%	56%	53%
Debt Funds	45%	45%	44%	47%

Total		100%	100%	100%

8
3

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.40% for 2020. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.
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
Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2020 and 2019 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2020
Pension Plan Assets:
Mutual Funds:
Equity Funds	$79,690	$79,690	$—	$—
Fixed Income Funds	50,622	50,622	—	—

Total Mutual Funds	130,312	130,312	—	—
Cash Equivalents	1,277	1,277

Total Assets in the Fair Value Hierarchy	$131,589	$131,589	$—	$—

Real Estate Fund–Measured at Net Asset Value	5,817

Total Assets	$137,406

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2019
Pension Plan Assets:
Mutual Funds:
Equity Funds	$68,848	$68,848	$—	$—
Fixed Income Funds	44,980	44,980	—	—

Total Mutual Funds	113,828	113,828	—	—
Cash Equivalents	750	750

Total Assets in the Fair Value Hierarchy	$114,578	$114,578	$—	$—

Real Estate Fund–Measured at Net Asset Value	11,177

Total Assets	$125,755

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2020 and 2019 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2020
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$14,716	$14,716	$—	$—
Equity Funds	18,131	18,131	—	—

Total Assets	$32,847	$32,847	$—	$—

2019
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$11,888	$11,888	$—	$—
Equity Funds	15,392	15,392	—	—

Total Assets	$27,280	$27,280	$—	$—

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
The Company’s contributions to the 401(k) Plan were $3.0 million, $2.8 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of December 31, 2020 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
and
15d-15(e))
were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules
13a-15(f)
and
15d-15(f).
Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which appears in Part II, Item 8 herein.
Changes in Internal Control over Financial Reporting
There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules
13a-15(f)
and
15d-15(f))
during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B.	Other Information
On February 2, 2021, the Company issued a press release announcing its results of operations for the year ended December 31, 2020. The press release is furnished with this Annual Report on
Form 10-K
as Exhibit 99.1.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021.

Item 11.	Executive Compensation
Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form
10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021.

Item 14.	Principal Accountant Fees and Services
Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee
Pre-Approval
Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 28, 2021.

PART IV
Item 15.	Exhibits and Financial Statement Schedules
(a) (1) and (2)—
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Earnings for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Balance Sheets—December 31, 2020 and 2019

•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2020, 2019 and 2018

•	Notes to Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.
(3)—
LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984 (P)

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858) (P)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Third Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated December 12, 2013 (SEC File No. 1-8858)

3.6	Fourth Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated April 29, 2020 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)

4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.7	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.8	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.9	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.10	Northern Utilities Note Purchase Agreement, dated as of March 2, 2010, for the 5.29% Senior Notes, due March 2, 2020.	Exhibit 4.1 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.11	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.12	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.13	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.14	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.22	Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.23	Note Purchase Agreement dated July 14, 2017 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.24	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.25****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.26****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.27****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.28****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.29****	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.30	Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.	Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.31	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.32****	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.33	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.34****	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.35	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.36****	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.37	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38****	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.40****	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.41	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.42	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.43****	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.44	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders.	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.45	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.46	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.47	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.48	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Filed Herewith

4.49	Mortgage and Security Agreement dated December 18, 2020 Unitil Realty Corp. and TD Bank, N.A.	Filed Herewith

4.50	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Filed herewith

4.51	Description of Registrant’s Securities	Filed herewith

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6***	Severance Agreement dated January 30, 2019 between Unitil Corporation, Unitil Service Corp. and Christine L. Vaughan.	Exhibit 10.1 to Form 8-K dated January 30, 2019 (SEC File No. 1-8858)

10.7***	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.8***	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

10.9***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.10***	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11***	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.12***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.13***	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.14***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.16***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2015.	Exhibit 4.1 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.17***	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.18***	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan.	Exhibit 10.1 to Form 10-Q for June 30, 2019 (SEC File No. 1-8858)

10.19***	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan.	Exhibit 10.17 to Form 10-K for 2019 (SEC File No. 1-8858)

10.20***	Amendment to Unitil Corporation Tax Deferred Savings and Investment Plan.	Filed herewith

10.21***	Employment Agreement effective July 25, 2018 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.22***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.23***	Unitil Corporation—Compensation of Directors effective as of January 1, 2019.	Exhibit 10.21 to Form 10-K for 2019 (SEC File No. 1-8858)

10.24***	Unitil Corporation—Compensation of Directors effective as of January 1, 2021.	Filed herewith

11.1	Statement Re: Computation in Support of Earnings per Share for the Company.	Filed herewith

21.1	Statement Re: Subsidiaries of Registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Reference*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Unitil Corporation Press Release Dated February 2, 2021 Announcing Earnings For the Year Ended December 31, 2020.	Filed herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

UNITIL CORPORATION

Date February 2, 2021	By	/S/ THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS P. MEISSNER, JR. Thomas P. Meissner, Jr.	Principal Executive Officer; Director	February 2, 2021

/S/ ROBERT B. HEVERT Robert B. Hevert	Principal Financial Officer	February 2, 2021

/S/ DANIEL J. HURSTAK Daniel J. Hurstak	Principal Accounting Officer	February 2, 2021

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 2, 2021

/S/ EBEN S. MOULTON Eben S. Moulton	Director	February 2, 2021

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 2, 2021

/S/ WINFIELD S. BROWN Winfield S. Brown	Director	February 2, 2021

/S/ LISA CRUTCHFIELD Lisa Crutchfield	Director	February 2, 2021

/S/ DAVID A. WHITELEY David A. Whiteley	Director	February 2, 2021

/S/ SUZANNE FOSTER Suzanne Foster	Director	February 2, 2021

/S/ JUSTINE VOGEL Justine Vogel	Director	February 2, 2021

/S/ MARK H. COLLIN Mark H. Collin	Director	February 2, 2021