Form 10-Q
period 2021-03-31
UNITIL CORP
filed 2021-05-04
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
1-8858

UNITIL CORPORATION
(Exact name of registrant as specified in its charter)

New Hampshire	02 -0381573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Liberty Lane West, Hampton, New Hampshire	03842-1720
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (603)
772-0775

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange of which registered
Common Stock , no par value	UTL	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes
☐     No
  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, no par value	15,042,678 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended March 31, 2021

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
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:

•
the coronavirus
(COVID-19)
pandemic (the coronavirus pandemic) could adversely affect the Company’s business, financial condition, results of operations and cash flows, including by disrupting the Company’s employees’ and contractors’ ability to provide ongoing services to the Company, by reducing customer demand for electricity or gas, or by reducing the supply of electricity or gas;

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
PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Unitil Corporation’s 2020 Form
10-K
for additional information.
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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 107,100 electric customers and 85,600 gas customers in their service territory.
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
Unitil had an investment in Net Utility Plant of $1,192.3 million at March 31, 2021. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
RATES AND REGULATION
Regulation
Unitil is subject to comprehensive regulation by federal and state regulatory authorities. Unitil and its subsidiaries are subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005 with regard to certain bookkeeping, accounting and reporting requirements. Unitil’s utility operations related to wholesale and interstate energy business activities are also regulated by the FERC. Unitil’s distribution utilities are subject to regulation by the applicable state public utility commissions with regard to their rates, issuance of securities and other accounting and operational matters: Unitil Energy is subject to regulation by the New Hampshire Public Utilities Commission (NHPUC); Fitchburg is subject to regulation by the Massachusetts Department of Public Utilities (MDPU); and Northern Utilities is regulated by the NHPUC and the Maine Public Utilities Commission (MPUC). Granite State, Unitil’s interstate gas transmission pipeline, is subject to regulation by FERC with regard to its rates and operations. Because Unitil’s primary operations are subject to rate regulation, the regulatory treatment of various matters could significantly affect the Company’s operations and financial position.
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
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling applies to approximately 27% and 11% of Unitil’s total annual electric and gas sales volumes, respectively.

RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2021 and March 31, 2020 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to the unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
The Company is responding to the coronavirus pandemic by taking steps to mitigate the potential risks posed by its spread. The Company’s electric and gas service utility distribution operating systems have continued to provide service to customers without disruption due to the coronavirus pandemic through the date of this filing. The Company has implemented its Crisis Response Plan to address specific aspects of the coronavirus pandemic. The Crisis Response Plan guides emergency response, business continuity, and precautionary measures being taken on behalf of employees and the public. The Company has initiated extra precautions to protect employees who work in the field, and employees who continue to work in operations, distribution and corporate facilities. The Company has implemented social distancing and work from home policies, where appropriate. The Company continues to implement strong physical and cyber-security measures to ensure that its systems remain functional in order to serve both operational needs with a remote workforce and to help ensure uninterrupted service to customers.
The extent to which the coronavirus pandemic affects the Company’s financial condition, results of operations, and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus pandemic, and the actions to contain the coronavirus pandemic or treat its effect, among others. In particular, the continued spread of the coronavirus could adversely affect the Company’s business, including (i) by disrupting the Company’s employees and contractors ability to provide ongoing services to the Company, (ii) by reducing customer demand for electricity or gas, or (iii) by reducing the supply of electricity or gas, each of which could have an adverse effect on the Company’s financial condition, results of operations, and cash flows.
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations historically are most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity generally are less sensitive to weather than gas sales, but also may be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.
The Company analyzes operating results using Gas and Electric Adjusted Gross Margins, which are non-GAAP
measures. Gas Adjusted Gross Margin is calculated as Total Gas Operating Revenue less Cost of Gas Sales. Electric Adjusted Gross Margin is calculated as Total Electric Operating Revenues less Cost of Electric Sales. The Company’s management believes Gas and Electric Adjusted Gross Margins provide useful information to investors regarding profitability. Company management also believes Gas and Electric Adjusted Gross Margins are important measures to analyze revenue from the Company’s ongoing operations because the approved cost of gas and electric sales are tracked, reconciled and passed through directly to customers in gas and electric tariff rates; resulting in an equal and offsetting amount reflected in Total Gas and Electric Operating Revenue.
The Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as: Revenue less Cost of Sales and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and

Amortization, which are period costs not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended March 31, 2021 ($ in millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$78.7	$60.1	$—	$138.8
Less: Cost of Sales	(30.9)	(36.4)	—	(67.3)
Less: Depreciation and Amortization	(8.2)	(6.5)	(0.2)	(14.9)

GAAP Gross Margin	39.6	17.2	(0.2)	56.6
Depreciation and Amortization	8.2	6.5	0.2	14.9

Adjusted Gross Margin	$47.8	$23.7	$—	$71.5

Three Months Ended March 31, 2020 ($ in millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$70.2	$60.2	$—	$130.4
Less: Cost of Sales	(27.8)	(37.1)	—	(64.9)
Less: Depreciation and Amortization	(7.4)	(5.9)	(0.2)	(13.5)

GAAP Gross Margin	35.0	17.2	(0.2)	52.0
Depreciation and Amortization	7.4	5.9	0.2	13.5

Adjusted Gross Margin	$42.4	$23.1	$—	$65.5

Gas GAAP gross margin was $39.6 million in the first quarter of 2021, an increase of $4.6 million compared to the same period in 2020, driven largely by higher rates of $3.3 million. The remaining increase of $1.3 million reflects the favorable effects of colder winter weather and customer growth, partially offset by lower Commercial and Industrial (C&I) sales, and higher depreciation and amortization.
Electric GAAP gross margin was $17.2 million in the first quarter of 2021, on par with the same period in 2020, reflecting an increase of $0.6 million due to colder winter weather, customer growth, and the combined net effect of higher Residential sales and lower C&I sales associated with the coronavirus pandemic, offset by higher depreciation and amortization of $0.6 million.
Earnings Overview
The Company’s Net Income was $18.9 million, or $1.26 in Earnings Per Share (EPS), for the first quarter of 2021, an increase of $3.7 million in Net Income, or $0.24 per share, compared to the first quarter of 2020. The Company’s earnings in 2021 reflect higher Gas and Electric Adjusted Gross Margins (a non-GAAP
measure).
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $47.8 million in the first quarter of 2021, an increase of $5.4 million compared to the same period in 2020, driven largely by higher rates of $3.3 million. The remaining increase of $2.1 million reflects the favorable effects of colder winter weather and customer growth, partially offset by lower C&I sales.
Gas therm sales increased 6.1% in the first quarter of 2021 compared to the same period in 2020. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020 and customer growth, partially offset by lower C&I sales. Based on weather data collected in the Company’s gas service areas, on average there were 8.1% more effective degree days (EDD) in the first quarter of 2021 compared to the same period in 2020, although

6.6% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.1% in the first quarter of 2021 compared to the same period in 2020. As of March 31, 2021, the number of gas customers served increased by 1,602 over the previous year.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $23.7 million in the first quarter of 2021, an increase of $0.6 million compared to the same period in 2020. This increase reflects colder winter weather, customer growth, and the combined net effect of higher Residential sales and lower C&I sales associated with the coronavirus pandemic.
Total electric kilowatt-hour (kWh) sales increased 0.7% in the first quarter of 2021 compared to the same period in 2020. Sales to Residential customers increased 7.3% while sales to C&I customers decreased 4.1% in the first quarter of 2021 compared to the same period in 2020. The increase in sales to Residential customers reflects higher consumption and customer growth. The decrease in sales to C&I customers reflects lower usage, partially offset by customer growth. As of March 31, 2021, the number of electric customers served increased by 984 over the previous year.
Operation and Maintenance (O&M) expenses decreased $0.9 million in the three months ended March 31, 2021 compared to the same period in 2020. The change in O&M expenses reflects lower labor costs of $0.8 million and lower professional fees of $0.4 million, partially offset by higher utility operating costs of $0.3 million. The lower labor costs reflect lower restricted stock expense, partially offset by higher salaries expense.
Depreciation and Amortization expense increased $1.4 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily reflecting additional depreciation associated with higher utility plant in service.
Taxes Other Than Income Taxes decreased $0.3 million in the three months ended March 31, 2021 compared to the same period in 2020, reflecting lower payroll taxes, partially offset by higher local property taxes on higher levels of utility plant in service.
Other Expense (Income), Net decreased $0.2 million in the three months ended March 31, 2021 compared to the same period in 2020, reflecting lower retirement benefit and other costs.
Interest Expense, Net increased $0.5 million compared to the same period in 2020, reflecting higher interest on long-term debt and higher net interest on regulatory assets and liabilities, partially offset by lower rates on lower levels of short-term borrowings.
Provision for Income Taxes Federal and State Income Taxes increased $1.8 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily reflecting higher pre-tax
earnings in the current period.
At its January 2021 and April 2021 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.38 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.52 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales –
Unitil’s total gas therm sales increased 6.1% in the first quarter of 2021 compared to the same period in 2020, reflecting increases of 6.8% and 5.9% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020 and customer growth, partially offset by lower C&I sales
. Based on weather data collected in the Company’s gas service areas, on average there were 8.1% more EDD in the first quarter of 2021 compared to the same period in 2020, although 6.6% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.1% in the first quarter of 2021 compared to the same period in 2020. As of March 31, 2021, the number of gas customers served increased by 1,602 over the previous year. Sales margin from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three months ended March 31, 2021 and 2020, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2021	2020	Change	% Change
Residential	23.6	22.1	1.5	6.8%
Commercial / Industrial	71.6	67.6	4.0	5.9%

Total	95.2	89.7	5.5	6.1%

Gas Operating Revenues and Gas Adjusted Gross Margin
– The following table details total Gas Operating Revenues and Gas Adjusted Gross Margin for the three months ended March 31, 2021 and 2020:

Gas Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gas Operating Revenues:
Residential	$33.4	$29.5	$3.9	13.2%
Commercial / Industrial	45.3	40.7	4.6	11.3%

Total Gas Operating Revenues	$78.7	$70.2	$8.5	12.1%

Cost of Gas Sales	$30.9	$27.8	$3.1	11.2%

Gas Adjusted Gross Margin	$47.8	$42.4	$5.4	12.7%

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $47.8 million in the first quarter of 2021, an increase of $5.4 million compared to the same period in 2020, driven largely by higher rates of $3.3 million. The remaining increase of $2.1 million reflects the favorable effects of colder winter weather and customer growth, partially offset by lower C&I sales.
The increase in Total Gas Operating Revenues of $8.5 million in the first quarter of 2021 was driven by higher gas sales volumes and higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
-
In the first quarter of 2021, Unitil’s total electric kWh sales increased 0.7% compared to the first quarter of 2020. Sales to Residential customers increased 7.3% while sales to C&I customers decreased 4.1% in the first quarter of 2021 compared to the same period in 2020. The increase in sales to Residential customers reflects higher consumption due to the coronavirus pandemic, and customer growth. The decrease in sales to C&I customers reflects lower usage as a result of the economic slowdown caused by the coronavirus pandemic, partially offset by customer growth. As of March 31, 2021, the number of electric customers served increased by 984 over the previous year. Sales margins from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three months ended March 31, 2021 and 2020 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2021	2020	Change	% Change
Residential	192.2	179.1	13.1	7.3%
Commercial / Industrial	231.9	241.9	(10.0)	(4.1%)

Total	424.1	421.0	3.1	0.7%

Electric Operating Revenues and Electric Adjusted Gross Margin
-
The following table details total Electric Operating Revenues and Electric Adjusted Gross Margin for the three months ended March 31, 2021 and 2020:

Electric Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Electric Operating Revenues:
Residential	$36.2	$35.9	$0.3	0.8%
Commercial / Industrial	23.9	24.3	(0.4)	(1.6%)

Total Electric Operating Revenues	$60.1	$60.2	$(0.1)	(0.2%)

Total Cost of Electric Sales	$36.4	$37.1	$(0.7)	(1.9%)

Electric Sales Margin	$23.7	$23.1	$0.6	2.6%

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $23.7 million in the first quarter of 2021, an increase of $0.6 million compared to the same period in 2020. This increase reflects colder winter weather, customer growth, and the combined net effect of higher Residential sales and lower C&I sales associated with the coronavirus pandemic.
The decrease in Total Electric Operating Revenues of $0.1 million in the first quarter of 2021 reflects lower cost of electric sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher sales of electricity.
Operating Expenses
Cost of Gas Sales
-
Cost of Gas Sales includes the cost of gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $3.1 million, or 11.2%, in the three months ended March 31, 2021 compared to the same period in 2020. This increase reflects higher sales of gas and higher wholesale gas prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Cost of Electric Sales
-
Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales decreased $0.7 million, or 1.9%, in the three months ended March 31, 2021 compared to the same period in 2020. This decrease reflects lower wholesale electricity prices, partially offset by higher sales of electricity, and a decrease in the amount of electricity purchased by customers directly from third-party suppliers. Because Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance -
O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses decreased $0.9 million, or 5.0%, in the three months ended March 31, 2021 compared to the same period in 2020. The change in O&M expenses reflects lower labor costs of $0.8 million and lower professional fees of $0.4 million, partially offset by higher utility operating costs of $0.3 million. The lower labor costs reflect lower restricted stock expense, partially offset by higher salaries expense.
Depreciation and Amortization -
Depreciation and Amortization expense increased $1.4 million, or 10.4%, in the three months ended March 31, 2021 compared to the same period in 2020, primarily reflecting additional depreciation associated with higher utility plant in service.
Taxes Other Than Income Taxes -
Taxes Other Than Income Taxes decreased $0.3 million, or 4.6%, in the three months ended March 31, 2021 compared to the same period in 2020, reflecting lower payroll taxes, partially offset by higher local property taxes on higher levels of utility plant in service.
Other Expense (Income), Net -
Other Expense (Income), Net decreased $0.2 million, or 13.3% in the three months ended March 31, 2021 compared to the same period in 2020, reflecting lower retirement benefit and other costs.
Provision for Income Taxes
-
Federal and State Income Taxes increased $1.8 million for the three months ended March 31, 2021 compared to the same period in 2020, primarily reflecting higher pre-tax
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
Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track costs and revenue on a monthly basis. In any given month, this monthly tracking and reconciling process will produce either an under-collected or an over-collected balance. In accordance with the distribution utilities’ rate tariffs, interest is calculated for these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net ($ in millions)	Three Months Ended March 31,
	2021	2020	Change
Interest Expense
Long-term Debt	$6.6	$6.1	$0.5
Short-term Debt	0.2	0.6	(0.4)
Regulatory Liabilities	0.1	0.1	—

Subtotal Interest Expense	6.9	6.8	0.1

Interest (Income)
Regulatory Assets	(0.1)	(0.3)	0.2
AFUDC and Other	(0.1)	(0.3)	0.2

Subtotal Interest (Income)	(0.2)	(0.6)	0.4

Total Interest Expense, Net	$6.7	$6.2	$0.5

Interest Expense, Net in the three months ended March 31, 2021 increased $0.5 million compared to the same period in 2020, reflecting higher interest on long-term debt and higher net interest on regulatory assets and liabilities, partially offset by lower rates on lower levels of short-term borrowings.
CAPITAL REQUIREMENTS
Sources of Capital
Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time, the Company has accessed the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and therefore are subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined). At March 31, 2021, March 31, 2020 and December 31, 2020, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to July 25, 2023, subject to two one-year
extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $58.0 million for the three months ended March 31, 2021. Total gross repayments were $75.4 million for the three months ended March 31, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2021, March 31, 2020 and December 31, 2020:

	Revolving Credit Facility ($ in millions)
	March 31,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	37.3	71.6	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$82.7	$48.3	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2021, March 31, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.
The Company is monitoring the coronavirus pandemic, and does not believe the pandemic will adversely affect its access to capital and funding sources, or its planned capital expenditures. The Company believes its future operating cash flows, its available borrowing capacity, and its access to private and public capital markets for the issuance of long-term debt and equity securities will be sufficient to meet its working capital and capital investment needs.
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
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $1.5 million, $2.5 million and $5.4 million of gas storage inventory at March 31, 2021, March 31, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas inventory released in March 2021 and payable in April 2021 is $0.5 million and is recorded in Accounts Payable at March 31, 2021. The amount of gas inventory released in March 2020 and payable in April 2020 was $0.6 million and was recorded in Accounts Payable at March 31, 2020. The amount of gas inventory released in December 2020 and payable in January 2021 was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of March 31, 2021, there were approximately $0.7 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of March 31, 2021, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2020 Form
10-K
for additional information.
EMPLOYEES
Unitil’s commitment to excellence begins with its employees. As of March 31, 2021, the Company and its subsidiaries had 506 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.

The Company strives to be the employer of choice in the communities it serves – regardless of race, religion, color, gender identification, or sexual orientation. The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business.
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
As of March 31, 2021, a total of 163 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2021:

	Employees Covered	CBA Expiration
Fitchburg	43	05/31/2022
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	36	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	39	05/31/2023
Unitil Service	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
Unitil meets its external financing needs in part by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest.
As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2021 and March 31, 2020 were 1.3% and 2.6%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.
COMMODITY PRICE RISK
Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. As discussed in Note 6 (Regulatory Matters), the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

REGULATORY MATTERS
Refer to Note 6 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.
ENVIRONMENTAL MATTERS
Refer to Note 7 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item 1. Financial Statements
UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating Revenues
Gas	$78.7	$70.2
Electric	60.1	60.2

Total Operating Revenues	138.8	130.4

Operating Expenses
Cost of Gas Sales	30.9	27.8
Cost of Electric Sales	36.4	37.1
Operation and Maintenance	17.0	17.9
Depreciation and Amortization	14.9	13.5
Taxes Other than Income Taxes	6.2	6.5

Total Operating Expenses	105.4	102.8

Operating Income	33.4	27.6
Interest Expense, Net	6.7	6.2
Other Expense (Income), Net	1.3	1.5

Income Before Income Taxes	25.4	19.9
Provision For Income Taxes	6.5	4.7

Net Income	$18.9	$15.2

Net Income Per Common Share (Basic and Diluted)	$1.26	$1.02
Weighted Average Common Shares Outstanding – (Basic and Diluted)	15.0	14.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions) (UNAUDITED)

	March 31,		December 31,
	2021	2020	2020
ASSETS:

Current Assets:
Cash and Cash Equivalents	$6.1	$6.2	$6.0
Accounts Receivable, Net	73.2	62.6	62.0
Accrued Revenue	34.7	38.6	50.9
Exchange Gas Receivable	1.2	2.2	4.9
Gas Inventory	0.4	0.4	0.6
Materials and Supplies	9.2	9.2	8.5
Prepayments and Other	7.9	6.6	6.4

Total Current Assets	132.7	125.8	139.3

Utility Plant:
Gas	922.4	869.7	920.2
Electric	576.8	538.4	575.9
Common	64.5	62.8	64.1
Construction Work in Progress	38.3	43.3	34.8

Total Utility Plant	1,602.0	1,514.2	1,595.0
Less: Accumulated Depreciation	409.7	389.1	401.8

Net Utility Plant	1,192.3	1,125.1	1,193.2

Other Noncurrent Assets:
Regulatory Assets	128.7	105.3	127.4
Operating Lease Right of Use Assets	5.4	4.9	5.2
Other Assets	17.9	17.3	12.8

Total Other Noncurrent Assets	152.0	127.5	145.4

TOTAL ASSETS	$1,477.0	$1,378.4	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

1
8

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares) (UNAUDITED)

	March 31,		December 31,
	2021	2020	2020
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$28.7	$26.5	$33.2
Short-Term Debt	37.3	71.6	54.7
Long-Term Debt, Current Portion	8.5	6.3	8.5
Regulatory Liabilities	14.7	10.5	5.5
Energy Supply Obligations	7.7	7.9	10.4
Interest Payable	6.8	7.2	5.0
Environmental Obligations	0.3	0.3	0.3
Other Current Liabilities	18.9	16.8	18.5

Total Current Liabilities	122.9	147.1	136.1

Noncurrent Liabilities:
Retirement Benefit Obligations	164.8	145.4	162.3
Deferred Income Taxes, Net	115.4	108.7	109.0
Cost of Removal Obligations	102.5	98.8	105.2
Regulatory Liabilities	43.5	45.1	44.3
Environmental Obligations	1.8	1.9	1.8
Other Noncurrent Liabilities	7.0	7.2	6.9

Total Noncurrent Liabilities	435.0	407.1	429.5

Capitalization:
Long-Term Debt, Less Current Portion	515.8	436.3	523.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:15,041,629, 14,963,444 and 15,012,310 Shares)	286.3	284.0	285.3
Retained Earnings	116.8	103.7	103.7

Total Common Stock Equity	403.1	387.7	389.0
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	403.3	387.9	389.2

Total Capitalization	919.1	824.2	912.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,477.0	$1,378.4	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

1
9

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net Income	$18.9	$15.2
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	14.9	13.5
Deferred Tax Provision	6.2	4.7
Changes in Working Capital Items:
Accounts Receivable	(11.2)	(7.5)
Accrued Revenue	16.2	11.4
Exchange Gas Receivable	3.7	3.9
Regulatory Liabilities	9.2	3.1
Accounts Payable	(4.5)	(11.1)
Other Changes in Working Capital Items	0.8	(3.0)
Deferred Regulatory and Other Charges	(7.7)	(0.4)
Other, Net	1.2	(1.9)

Cash Provided by Operating Activities	47.7	27.9

Investing Activities:
Property, Plant and Equipment Additions	(14.1)	(16.8)

Cash (Used in) Investing Activities	(14.1)	(16.8)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, Net	(17.4)	13.0
Repayment of Long-Term Debt	(7.2)	(14.4)
Increase in Capital Lease Obligations	0.1	0.2
Net Decrease in Exchange Gas Financing	(3.5)	(3.6)
Dividends Paid	(5.8)	(5.6)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(33.5)	(10.1)

Net Increase in Cash and Cash Equivalents	0.1	1.0
Cash and Cash Equivalents at Beginning of Period	6.0	5.2

Cash and Cash Equivalents at End of Period	$6.1	$6.2

Supplemental Cash Flow Information:
Interest Paid	$4.9	$3.6
Income Taxes Paid	$0.3	$—
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$4.1	$0.5
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.2	$0.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		18.9	18.9
Dividends on Common Shares ($0.38 per Common Share)		(5.8)	(5.8)
Stock Compensation Plans	0.7		0.7
Issuance of 6,179 Common Shares	0.3		0.3

Balance at March 31, 2021	$286.3	$116.8	$403.1

Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		15.2	15.2
Dividends on Common Shares ($0.375 per Common Share)		(5.6)	(5.6)
Stock Compensation Plans	1.2		1.2
Issuance of 4,644 Common Shares	0.3		0.3

Balance at March 31, 2020	$284.0	$103.7	$387.7

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

2
1

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
-
Unitil Corporation (Unitil or the Com
p
any) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its
non-regulated
business unit Unitil Resources, Inc. (Unitil Resources).
The Company’s earnings are seasonal and typically are higher in the first and fourth quarters when customers use gas for heating purposes.
Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and capital city areas of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, including Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; and Northern Utilities, which operates in New Hampshire and Maine (collectively referred to as the “distribution utilities”).
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
A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, on May 1, 2003 Unitil Power ceased being the wholesale supplier of Unitil Energy and divested of its long-term power supply contracts through the sale of the entitlements to the electricity associated with various electric power supply contracts it had acquired to serve Unitil Energy’s customers. In the period since, Unitil Power continued to flow revenues and expenses from remaining contracts to Unitil Energy under the Amended Unitil System Agreement. The last of those contracts expired October 31, 2020, and the Company no longer has material revenues or expenses associated with them.
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
non-regulated
subsidiary.
Basis of Presentation -
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on February 2, 2021, for a description of the Company’s Basis of Presentation.

2
2

Utility Revenue Recognition -
Gas Operati
n
g Revenues and Electric Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions, which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.
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
A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient, which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.
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
In cases where allowable costs are greater than operating revenues billed in the current period for the individual rate adjustment mechanism, additional operating revenue is recognized. In cases where allowable costs are less than operating revenues billed in the current period for the individual rate adjustment mechanism, operating revenue is reduced. ASC 606 requires the Company to disclose separately the amount of revenues from contracts with customers and alternative revenue program revenues.
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended March 31, 2021
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$37.7	$38.1	$75.8
C&I	50.1	25.9	76.0
Other	5.4	1.8	7.2

Total Billed and Unbilled Revenue	93.2	65.8	159.0
Rate Adjustment Mechanism Revenue	(14.5)	(5.7)	(20.2)

Total Gas and Electric Operating Revenues	$78.7	$60.1	$138.8

2
3

	Three Months Ended March 31, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$31.1	$34.4	$65.5
C&I	42.3	24.1	66.4
Other	3.0	2.0	5.0

Total Billed and Unbilled Revenue	76.4	60.5	136.9
Rate Adjustment Mechanism Revenue	(6.2)	(0.3)	(6.5)

Total Gas and Electric Operating Revenues	$70.2	$60.2	$130.4

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
Income Taxes -
The Company is subject to Federal and State income taxes and various other business taxes. The Company’s process for determining income tax amounts involves estimating the Company’s current tax liabilities, and assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.
Provisions for income taxes are calculated in each jurisdiction in which the Company operates, for each period for which a statement of earnings is presented. The Company accounts for income taxes in accordance with the FASB Codification guidance on Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Significant judgments and estimates are required in determining the current and deferred tax assets and liabilities. The Company’s deferred tax assets and liabilities reflect its best assessment of estimated future taxes to be paid. In accordance with the FASB Codification, the Company periodically assesses the realization of its deferred tax assets and liabilities and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts and circumstances which gave rise to the revision become known.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2021, March 31, 2020 and December 31, 2020, the Unitil subsidiaries had deposited $2.2 million, $2.4 million and $2.4 million, respectively to satisfy their
ISO-NE
obligations.
Financial Instruments -
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit loss
e
s on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material effect on the financial statements.

2
4

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
The Allowance for Doubtful Accounts as of March 31, 2021, March 31, 2020 and December 31, 2020, was as follows:

($ millions)
	March 31,		December 31,
	2021	2020	2020
Allowance for Doubtful Accounts	$4.4	$1.8	$3.3

Accounts Receivable, Net includes $4.3 million, $1.7 million, and $3.1 million of the Allowance for Doubtful Accounts at March 31, 2021, March 31, 2020 and December 31, 2020, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million, $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.
Accrued Revenue -
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2021, March 31, 2020 and December 31, 2020.

	March 31,		December 31,
Accrued Revenue ($ millions)	2021	2020	2020
Regulatory Assets – Current	$24.0	$28.4	$37.3
Unbilled Revenues, net	10.7	10.2	13.6

Total Accrued Revenue	$34.7	$38.6	$50.9

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2021, March 31, 2020 and December 31, 2020.

2
5

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2021	2020	2020
Northern Utilities	$1.0	$1.9	$4.4
Fitchburg	0.2	0.3	0.5

Total Exchange Gas Receivable	$1.2	$2.2	$4.9

Gas Inventory
- The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of March 31, 2021, March 31, 2020 and December 31, 2020.

	March 31,		December 31,
Gas Inventory ($ millions)	2021	2020	2020
Natural Gas	$—	$—	$0.2
Propane	0.3	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.4	$0.4	$0.6

Utility Plant
 - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2021, March 31, 2020 and December 31, 2020, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $102.5 million, $98.8 million, and $105.2 million, respectively.
Leases
– The Company records assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has elected the practical expedient to not separate non-lease
components from lease components and instead to account for both as a single lease component. The Company’s accounting policy election for leases with a lease term of 12 months or less is to recognize the lease payments as lease expense in the Consolidated Statements of Earnings on a straight-line basis over the lease term. See additional discussion in the “Leases” section of Note 4 (Debt and Financing Arrangements).
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

2
6

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2021	2020	2020
Retirement Benefits	$104.5	$80.8	$103.7
Energy Supply & Other Rate Adjustment Mechanisms	20.2	25.7	34.1
Deferred Storm Charges	3.7	5.3	4.1
Environmental	5.0	6.4	5.2
Income Taxes	3.2	4.0	3.4
Other Deferred Charges	16.1	11.5	14.2

Total Regulatory Assets	152.7	133.7	164.7
Less: Current Portion of Regulatory Assets (1)	24.0	28.4	37.3

Regulatory Assets – noncurrent	$128.7	$105.3	$127.4

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2021	2020	2020
Income Taxes (Note 8)	$45.1	$46.1	$45.5
Rate Adjustment Mechanisms	12.9	9.1	4.1
Other	0.2	0.4	0.2

Total Regulatory Liabilities	58.2	55.6	49.8
Less: Current Portion of Regulatory Liabilities	14.7	10.5	5.5

Regulatory Liabilities – noncurrent	$43.5	$45.1	$44.3

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2021 are $8.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

Derivatives -
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

2
7

Fitchburg has entered into power purchase agreements for which contingencies exist (see Note 6, Regulatory Matters). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.

Investments in Marketable Securities
-
The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See additional discussion of the SERP in Note 9).
At March 31, 2021, March 31, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.6 million, $5.5 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Money Market Funds	$5.6	$5.5	$5.7

Total Marketable Securities	$5.6	$5.5	$5.7

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
At March 31, 2021, March 31, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.6 million, $0.4 million and $0.5 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Equity Funds	$0.3	$0.1	$0.2
Money Market Funds	0.3	0.3	0.3

Total Marketable Securities	$0.6	$0.4	$0.5

Energy Supply Obligations -
The following discussion and table summarize the
nature
and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

2
8

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2021	2020	2020
Current:
Exchange Gas Obligation	$1.0	$1.9	$4.4
Renewable Energy Portfolio Standards	6.5	5.7	5.7
Power Supply Contract Divestitures	0.2	0.3	0.3

Total Energy Supply Obligations - Current	7.7	7.9	10.4
Long-Term:
Power Supply Contract Divestitures	—	0.2	—

Total Energy Supply Obligations	$7.7	$8.1	$10.4

Exchange Gas Obligation
-
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
Renewable Energy Portfolio Standards
-
Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded in Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with seven of these contracts have been constructed and are now operating. In 2020, three of the long-term contracts were terminated due to an inability to meet critical milestones. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contracts were filed with the MDPU during the first quarter of 2020. An Order approving the contracts was issued by the MDPU in November 2020, but the Attorney General’s Office immediately filed a Motion for Reconsideration on the issue of remuneration. The matter is pending at the MDPU. In compliance with An Act to Promote a Clean Energy Future (2018), in late 2020 in coordination with the other electric utilities in Massachusetts, the Company began efforts on the next long-term renewable procurement which will seek up to an additional 1,600 megawatts (MW) of offshore wind generation. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
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

2
9

entitlements to the electricity sold under those contracts.
Unitil
Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of March 31, 2021, Fitchburg has fully recovered its power supply-related stranded costs and Unitil Energy has $0.2 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue.
Subsequent Events -
The Company
evaluates
all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 - DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/28/21	05/28/21	05/14/21	$ 0.380
01/27/21	02/26/21	02/12/21	$ 0.380
10/28/20	11/30/20	11/16/20	$ 0.375
07/29/20	08/28/20	08/14/20	$ 0.375
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375
NOTE 3 - SEGMENT INFORMATION
The following table provides segment financial data for the three months ended March 31, 2021 and March 31, 2020:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended March 31, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$93.2	$65.8	$—	$—	$159.0
Rate Adjustment Mechanism Revenue	(14.5)	(5.7)	—	—	(20.2)

Total Operating Revenues	78.7	60.1	—	—	138.8

Segment Profit (Loss)	16.4	2.9	—	(0.4)	18.9
Identifiable Segment Assets	881.1	574.8	—	21.1	1,477.0
Capital Expenditures	4.3	9.5	—	0.3	14.1

Three Months Ended March 31, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$76.4	$60.5	$—	$—	$136.9
Rate Adjustment Mechanism Revenue	(6.2)	(0.3)	—	—	(6.5)

Total Operating Revenues	70.2	60.2	—	—	130.4

Segment Profit (Loss)	12.3	2.6	—	0.3	15.2
Identifiable Segment Assets	821.4	537.7	0.1	19.2	1,378.4
Capital Expenditures	5.8	9.9	—	1.1	16.8

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at March 31, 2021, March 31, 2020 and December 31, 2020 are shown in the following table:

($ millions)	March 31,		December 31,
	2021	2020	2020
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$9.0	$20.0	$15.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	3.0	4.5	3.0
6.96% Senior Secured Notes, Due September 1, 2028	16.0	18.0	16.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	—	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	1.9	3.8	1.9
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	9.6	10.8	10.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	—	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	—	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.7	—	4.7

Total Long-Term Debt	528.2	446.1	535.4
Less: Unamortized Debt Issuance Costs	3.9	3.5	3.8

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	524.3	442.6	531.6
Less: Current Portion	8.5	6.3	8.5

Total Long-term Debt, Less Current Portion	$515.8	$436.3	$523.1

3
1

Fair Value of Long-Term Debt
-
Currently, the Company believes there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data). In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

($ millions)	March 31,		December 31,
	2021	2020	2020
Estimated Fair Value of Long-Term Debt	$581.0	$494.7	$633.1

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to July 25, 2023, subject to two one-year
extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month
London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.
The Company uses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $58.0 million for the three months ended March 31, 2021. Total gross repayments were $75.4 million for the three months ended March 31, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31 2021, March 31, 2020 and December 31, 2020:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	37.3	71.6	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$82.7	$48.3	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2021, March 31, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

3
2

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.3% and 2.6% for the three months ended March 31, 2021 and March 31, 2020, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.
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
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $1.5 million, $2.5 million and $5.4 million of gas storage inventory at March 31, 2021, March 31, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas inventory released in March 2021 and payable in April 2021 is $0.5 million and is recorded in Accounts Payable at March 31, 2021. The amount of gas inventory released in March 2020 and payable in April 2020 was $0.6 million and was recorded in Accounts Payable at March 31, 2020. The amount of gas inventory released in December 2020 and payable in January 2021 was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease certain vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended March 31, 2021 and 2020 amounted to $0.5 million and $0.4 million, respectively.

3
3

The balance sheet classification of the Company’s lease obligations was as follows:

	March 31,		December 31,
Lease Obligations ($ millions)	2021	2020	2020
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.4	$1.5
Other Noncurrent Liabilities (long-term portion)	3.8	3.5	3.7

Total Operating Lease Obligations	$5.4	$4.9	$5.2

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$0.2	$0.2
Other Noncurrent Liabilities (long-term portion)	0.3	0.4	0.2

Total Capital Lease Obligations	$0.5	$0.6	$0.4

Total Lease Obligations	$5.9	$5.5	$5.6

Cash paid for amounts included in the measurement of operating lease obligations for the three months ended March 31, 2021 and March 31, 2020 was $0.5 million and $0.4 million, respectively, and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.9 million, $1.2 million and $1.0 million as of March 31, 2021, March 31, 2020 and December 31, 2020, respectively, less accumulated amortization of $0.4 million, $0.7 million and $0.5 million, respectively, and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of March 31, 2021. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.8 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2021. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2021.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2021	$1,390	$145
2022	1,589	150
2023	1,293	107
2024	963	52
2025	397	19
2026-2030	149	—

Total Payments	5,781	473

Less: Interest	422	21

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,359	$452

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of March 31, 2021, the weighted average remaining lease term is 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.2%. As of March 31, 2020, the weighted average remaining lease term is 3.9 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.9%.

3
4

NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL.”
The Company had 15,041,629, 14,963,444 and 15,012,310 shares of common stock outstanding at March 31, 2021, March 31, 2020 and December 31, 2020, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first quarter of 2021, the Company sold 6,179 shares of its common stock, at an average price of $43.17 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $266,800. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 26, 2021, 23,140 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $0.9 million. There were 62,566 and 56,813 non-vested
shares under the Stock Plan as of March 31, 2021 and 2020, respectively. The weighted average grant date fair value of these shares was $49.44 and $54.88, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $0.9 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was approximately $1.2 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.0 years. During the three months ended March 31, 2021 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.

3
5

Restricted Stock Units
Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2021 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2020	43,192	$41.34
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	392	$41.84
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2021	43,584	$41.34

There were 70,833 Restricted Stock Units outstanding as of March 31, 2020 with a weighted average stock price of $41.30. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2021, March 31, 2020 and December 31, 2020 is $0.9 million, $1.6 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2021, March 31, 2020 and December 31, 2020. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2021 and March 31, 2020, respectively.
NOTE 6–REGULATORY MATTERS
UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2020 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2021.
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
Rate Case Activity
Northern Utilities - Base Rates - Maine -
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates and released the third-party audit report. The audit report findings included highlighting the Company’s effective implementation efforts while also suggesting potential excess costs of approximately $5.0 million out of the total cost of $36.8 million. The total cost for the customer information system is allocated across all of Unitil’s distribution utility subsidiary companies. The Company disagrees with many of the characterizations of findings contained in the audit report, as well as many of the report’s opinions and conclusions concerning those findings. The Company continues to believe that the customer information system costs were prudently incurred and intends to vigorously pursue full recovery of the customer information system costs in rates. The Company believes that the ultimate outcome of the investigation will not have a material effect on its financial position, operating results or cash flows.
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine -
The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $1.1 million for 2020 eligible facilities, was approved by the MPUC effectiv
e
 May 1, 2021.

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
Unitil Energy - Base Rates -
On April 2, 2021, Unitil Energy filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of
$12.0 million, which represents an increase of 4.4 percent above present rates. Unitil Energy also requested implementation of temporary rates for service rendered on and after June 1, 2021, and until a final order on permanent rates is issued. The requested temporary rates, if approved at the requested levels, could result in an increase in annual revenues of up to $5.8 million, or a 2.7% increase above present rates. The filing includes (1) a proposed multi-year rate plan, (2) a revenue decoupling mechanism, (3) a Grid Modernization plan that includes a group of foundational grid modernization projects, (4) a suite of proposed time of use (TOU) rates including rates for electric vehicles (EV), (5) an EV infrastructure development program which includes rebates for residential customers for the installation of smart charging equipment and a public “make-ready” program for general service customers under which the Company will install the infrastructure required to connect an EV charger, (6) a Marketing, Communications, and Education Plan to engage with customers about the TOU rates and EV program offerings, (7) resiliency programs to further the Company’s commitment to reliability, (8) an Arrearage Management Program for financial hardship

3
7

customers, and (9) other rate design and tariff changes. On April 24, 2020, the Governor of New Hampshire issued an executive order that extended the NHPUC’s authority to suspend rate schedules by six months, from 12 to 18 months, to conduct its investigation of a utility company’s request to increase rates. On April 6, 2021, the NHPUC determined that the extension applies to this proceeding, but stated it will endeavor to set final rates as expeditiously as possible.
Fitchburg - Base Rates - Electric -
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015-2017 capital expenditures. On December 22, 2020, final approval of the filing was issued. On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 22, 2020, final approval of the filing was issued. On November 2, 2020, Fitchburg filed its cumulative revenue requirement of $1.4 million associated with its 2019 capital expenditures. On December 17, 2020, the filing was approved, effective January 1, 2021, subject to further investigation and reconciliation.
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
Fitchburg - Base Rates - Gas -
Pursuant to its revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency impacts to the Company’s revenues. The MDPU consistently has found the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased in over two years: (1) an increase of $3.7 million, which became effective on March 1, 2020; and (2) an increase of $0.9 million, which became effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue impact threshold of $40,000. The agreement provides for a Return on Equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
Fitchburg - Gas System Enhancement Program -
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31 (the GSEP Filing); and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred (the GREC Filing). Fitchburg’s most recent forward-looking filing, filed on October 30, 2020, requested recovery of approximately $2.2 million, effective May 1, 2021, and remains pending. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

3
8

Granite State - Base Rates -
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
Other Matters
Fitchburg - Independent Statewide Examination of the Safety of the Commonwealth’s Gas Distribution System -
The MDPU engaged a third-party evaluator to conduct an independent statewide examination of the safety of the gas distribution system to complement the investigation of the National Transportation Safety Board focused on the gas incident on September 13, 2018 in the Merrimack Valley and its potential causes. The evaluator examined: (1) the physical integrity and safety of the gas distribution system; and (2) the operation and maintenance policies and practices of the gas companies and municipal gas companies, with respect to the Commonwealth’s gas distribution system, including recommendations for improvements. The evaluator issued its final report on January 31, 2020, which contained a number of observations and recommendations for the improvement of gas distribution safety. On February 28, 2020, the Company filed a response and plan to implement the Unitil-specific recommendations, as well as general safety improvements.
Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals -
The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero
greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU states it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, have engaged an independent consultant to conduct a study and prepare a report (Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero
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
Pandemic -
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

Northern Utilities / Granite State - Firm Capacity Contract
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
one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 30, 2021, Northern Utilities submitted an annual informational report requesting approval on a one-year
extension for the period of November 1, 2021 through October 31, 2022.
Reconciliation Filings -
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
Fitchburg - Massachusetts RFPs -
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” (the Act) under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 MW) of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Unitil’s pro rata share of these contracts is approximately one percent. The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for 9,554,940 MWh of Qualified Clean Energy and associated Environmental Attributes from hydroelectric generation were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the
ISO-NE
wholesale market and to credit or charge the difference between the contract costs and the
ISO-NE
market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% of the contract payments is reasonable and in the public interest and approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Massachusetts Supreme Judicial Court upheld the MDPU’s approval in an Order dated September 3, 2020. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
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
In accordance with the requirement of Chapter 227 of the Acts of 2018, An Act to Advance Clean Energy, signed August 9, 2018, Massachusetts Department of Energy Resources (MDOER) prepared a report on the necessity, benefits and costs of requiring the EDCs to competitively conduct offshore wind generation RFPs for up to an additional 1,600 MW. The MDOER filed its report with the Legislature in May, 2019, recommending that, “the EDCs should proceed with additional offshore wind solicitations for up to 1,600 MW of offshore wind in 2022 and 2024 and only enter into contracts if found to be cost-effective.” On March 10, 2021, Fitchburg, along with the other MA EDCs, filed a petition with the MDPU for approval of a proposed timetable and method of solicitation and execution of long-term contracts for up to an additional 1,600 MW of off shore wind generation. The anticipated RFP release date is May 2021 with project selection expected in December 2021.
FERC Transmission Formula Rate Proceedings -
Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the
ISO-New
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit (the Court) issued an opinion vacating a decision of the FERC with respect to the ROE, and remanded it for further proceedings. The FERC had found that the Transmission Owners existing ROE was unlawful, and set a new ROE. The Court found that the FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. Separately, on March 15, 2018, the Transmission Owners filed a petition for review with the Court of certain orders of the FERC setting for hearing other complaints challenging the allowed Return on Equity component of the formula rates. On November 21, 2019 the FERC issued an order in
EL14-12,
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

4
1

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
NOTE 7 – ENVIRONMENTAL MATTERS

UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2020 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2021.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2021, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities; both the review and extension are expected to be completed by the end of the second quarter of 2021. While any recommendation is subject to approval by the NH DES, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations.
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

Additionally, in November 2020, the Mass DEP conducted an audit of the final remediation solution at Sawyer Passway. Site security improvements required by the Mass DEP were completed in January 2021.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2021 and 2020.
Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Three months ended March 31,
	2021	2020	2021	2020	2021	2020
Total Balance at Beginning of Period	$0.1	$—	$2.0	$2.7	$2.1	$2.7
Additions	—	—	0.1	—	0.1	—
Less: Payments / Reductions	—	—	0.1	0.5	0.1	0.5

Total Balance at End of Period	0.1	—	2.0	2.2	2.1	2.2

Less: Current Portion	0.1	—	0.2	0.3	0.3	0.3

Noncurrent Balance at End of Period	$—	$—	$1.8	$1.9	$1.8	$1.9

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Three Months Ended March 31,
	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(1)	(4)
Other, net	—	—

Effective Income Tax Rate	26%	23%

Under its Tax Sharing Agreement (the Agreement), which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at March 31, 2021 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2017, December 31, 2018, and December 31, 2019.

4
3

In March 2021, the American Rescue Plan Act of 2021 (ARPA) was signed into law. The ARPA included certain provisions that provide economic relief for the ongoing
COVID-19
pandemic, such as extending the Employment Retention Credit (ERC) through December 31, 2021, and other future governmental revenue producing provisions, such as expanding the scope for deduction limitations on executive compensation in future years. The Company has evaluated these ARPA provisions and determined that they do not have a material effect on the Company’s financial statements as of March 31, 2021.
In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021. These changes include the temporary removal of deduction limitations on business meals through December 2022 and additional funding for the ERC with expanded benefits extended through June 30, 2021. The expanded ERC is a 70% credit on employee wages for employees that are retained and cannot perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. The Company evaluated these items in its tax computation as of March 31, 2021 and recorded an ERC of $0.35 million as a reduction to employment tax expense, which is recorded as a reduction to Taxes other than Income Taxes in the consolidated statement of earnings.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and determined that the items do not have a material effect on its financial statements as of December 31, 2020. Additionally, the CARES Act enacted the ERC to encourage companies to retain employees. The ERC is a 50% credit on employee wages for employees that are retained and cannot perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions. The ERC is take as a credit on employment tax form 941. In the third quarter of 2020, the Company recorded an ERC of $0.6 million as a reduction to employment tax expense, which is recorded as a reduction to Taxes other than Income Taxes in the consolidated statement of earnings.
Income tax filings for the year ended December 31, 2019 have been filed with the Internal Revenue Service, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2019 which were filed with the IRS in October 2020, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $8.2 million. As of December 31, 2020, the Company had recognized the utilization of the remaining federal NOLC assets of $2.7 million to offset against current taxes payable. The Company received $0.9 million of AMT credits in 2019 and will receive $0.9 million of AMT credits in 2021 as provided for in the CARES Act. In addition, at December 31, 2020, the Company had $0.3 million of cumulative state tax credit carryforwards to offset against future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2023.
In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. Approximately $1.8 million of excess ADIT was created through reconciling mechanisms at December 31, 2017, which had not been previously collected from customers through utility rates. The Company reconciled these excess ADIT amounts through the specific reconciliation mechanisms in each of those individual reconciling mechanisms which were reviewed by state regulators. In addition to the $48.9 million of net excess ADIT, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of Net Operating Loss Carryforward assets (NOLC), and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company recognized the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each jurisdiction. In 2019, the Company recognized $1.7 million of this amount and the remaining $0.3 million was recognized in 2020.

4
4

Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and, as prescribed in the TCJA, recent FERC guidance and IRS normalization rules, the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of March 31, 2021, the Company flowed back $2.3 million to customers in its Massachusetts, Maine, and federal jurisdictions. New Hampshire liabilities
will begin to flow back once rate proceedings have finalized in that jurisdiction.
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

•
The Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan)
-
The PBOP Plan provides health care and life insurance benefits to retirees. The Company has established Voluntary Employee Benefit Trusts, into which it funds contributions to the PBOP Plan.

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP) - The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.
See Note 10 (Retirement Benefit Plans) to the Consolidated Financial Statements in the Company’s Form
10-K
for the year ended December 31, 2020 as filed with the SEC on February 2, 2021 for additional information regarding these plans.
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2021	2020
Discount Rate	2.50%	3.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.40%
Health Care Cost Trend Rate Assumed for Next Year	6.60%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029

4
5

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2021	2020	2021	2020	2021	2020
Service Cost	$868	$831	$758	$675	$89	$71
Interest Cost	1,251	1,444	685	780	114	137
Expected Return on Plan Assets	(2,423)	(2,255)	(627)	(516)	—	—
Prior Service Cost Amortization	75	80	302	303	14	14
Actuarial Loss Amortization	2,022	1,618	262	186	372	259

Sub-total	1,793	1,718	1,380	1,428	589	481
Amounts Capitalized and Deferred	(713)	(630)	(662)	(532)	(178)	(138)

Net Periodic Benefit Cost Recognized	$1,080	$1,088	$718	$896	$411	$343

Employer Contributions
As of March 31, 2021, th
e
 Company had made $0.7 million and $0.4 million in contributions to its Pension Plan and PBOP Plan, respectively, in 2021. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2021 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of March 31, 2021, the Company had made $0.2 million of benefit payments under the SERP Plan in 2021. The Company presently anticipates making an additional $0.4 million of benefit payments unde
r
 the SERP Plan in 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Commodity Price Risk” sections of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4
.
Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2021 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
and
15(d)-15(e))
are effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f)
and
15(d)-15(f))
during the fiscal quarter covered by this Form
10-Q
that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4
6

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. Certain specific matters are discussed in Notes 6 and 7 to the unaudited Consolidated Financial Statements. In the opinion of Management, based upon information furnished by counsel and others, the ultimate resolution of these claims will not have a material effect on the Company’s financial position.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form
10-K
for the year-ended December 31, 2020 as filed with the SEC on February 2, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended March 31, 2021.
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
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/21 – 1/31/21	—	—	—	$808
2/1/21 – 2/28/21	—	—	—	$808
3/1/21 – 3/31/21	—	—	—	$808

Total	—	—	—

Item 5. Other Information
On May 4, 2021 the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2021. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share Outstanding	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated May 4, 2021 Announcing Earnings For the Quarter Ended March 31, 2021.	Filed herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: May 4, 2021	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: May 4, 2021	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer

49