Form 10-Q
period 2021-06-30
UNITIL CORP
filed 2021-08-03
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock, no par value	15,047,468 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended June 30, 2021

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
These statements include declarations regarding the Company’s beliefs and current expectations. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These forward-looking statements are subject to inherent risks and uncertainties in predicting future results and conditions that could cause the actual results to differ materially from those projected in these forward-looking statements. Some, but not all, of the risks and uncertainties include those described in Item 1A (Risk Factors) and the following:

•
the novel coronavirus
(COVID-19)
pandemic could adversely affect Unitil’s business, financial condition, results of operations and cash flows, including by disrupting the Company’s employees’ and contractors’ ability to provide ongoing services to the Company, by reducing customer demand for electricity or natural gas, or by reducing the supply of electricity or natural gas;

•	unforeseen or changing circumstances, which could adversely affect the reduction of company-wide direct greenhouse gas emissions;

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
Many of these risks are beyond the Company’s control. Any forward-looking statements speak only as of the date of this report, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for the Company to predict all of these factors, nor can the Company assess the effect of any such factor on its business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements.
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
Unitil had an investment in Net Utility Plant of $1,209.8 million at June 30, 2021. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its gas transmission pipeline company may also recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost-tracking rate mechanisms.
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling currently applies to approximately 27% and 11% of Unitil’s total annual electric and gas sales volumes, respectively.

RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2021 and June 30, 2020 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure discussed below) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are currently decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.
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

In the following tables the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales, and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales revenue, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended June 30, 2021 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$40.0	$56.6	$—	$96.6
Less: Cost of Sales	(15.0)	(32.3)	—	(47.3)
Less: Depreciation and Amortization	(8.2)	(6.4)	(0.2)	(14.8)

GAAP Gross Margin	16.8	17.9	(0.2)	34.5
Depreciation and Amortization	8.2	6.4	0.2	14.8

Adjusted Gross Margin	$25.0	$24.3	$—	$49.3

Three Months Ended June 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$33.7	$50.2	$—	$83.9
Less: Cost of Sales	(10.8)	(27.8)	—	(38.6)
Less: Depreciation and Amortization	(7.4)	(5.9)	(0.2)	(13.5)

GAAP Gross Margin	15.5	16.5	(0.2)	31.8
Depreciation and Amortization	7.4	5.9	0.2	13.5

Adjusted Gross Margin	$22.9	$22.4	$—	$45.3

Six Months Ended June 30, 2021 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$118.7	$116.7	$—	$235.4
Less: Cost of Sales	(45.9)	(68.7)	—	(114.6)
Less: Depreciation and Amortization	(16.4)	(12.9)	(0.4)	(29.7)

GAAP Gross Margin	56.4	35.1	(0.4)	91.1
Depreciation and Amortization	16.4	12.9	0.4	29.7

Adjusted Gross Margin	$72.8	$48.0	$—	$120.8

Six Months Ended June 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$103.9	$110.4	$—	$214.3
Less: Cost of Sales	(38.6)	(64.9)	—	(103.5)
Less: Depreciation and Amortization	(14.8)	(11.8)	(0.4)	(27.0)

GAAP Gross Margin	50.5	33.7	(0.4)	83.8
Depreciation and Amortization	14.8	11.8	0.4	27.0

Adjusted Gross Margin	$65.3	$45.5	$—	$110.8

Gas GAAP Gross Margin was $16.8 million and $56.4 million in the three and six months ended June 30, 2021, respectively, increases of $1.3 million and $5.9 million, respectively, compared to the same periods in 2020. The increase in the three month period was driven by higher rates of $1.8 million, $0.3 million from the net favorable effect of customer growth and warmer weather, and higher depreciation and amortization of $0.8 million. The increase in the six month period was driven by higher rates of $5.1 million and $2.4 million from the net favorable effect of customer growth, colder winter weather and warmer spring weather, partially offset by higher depreciation and amortization of $1.6 million.
Electric GAAP Gross Margin was $17.9 million and $35.1 million in the three and six months ended June 30, 2021, respectively, increases of $1.4 million and $1.4 million, respectively, compared to the same periods in 2020. The increase in the three month period was driven by higher rates of $1.0 million and $0.9 million from the favorable effects of customer growth and warmer early summer weather, partially offset by higher depreciation and amortization of $0.5 million. The increase in the six month period was driven by higher rates of $1.0 million and $1.5 million from the favorable effects of customer growth, colder winter weather and warmer early summer weather, partially offset by higher depreciation and amortization of $1.1 million.
Earnings Overview
The Company’s Net Income was $2.7 million, or $0.18 in Earnings Per Share (EPS), for the second quarter of 2021, a decrease of $0.4 million in Net Income, or $0.03 per share, compared to the second quarter of 2020. For the second quarter of 2021, higher Gas and Electric Adjusted Margins (a non-GAAP
measure) were more than offset by higher operating expenses compared to the same period in 2020.
For the six months ended June 30, 2021, the Company reported Net Income of $21.6 million, or $1.44 per share, an increase of $3.3 million, or $0.21 per share, compared to the same six month period in 2020. The Company’s earnings in the first six months of 2021 reflect higher Gas and Electric Adjusted Margins (a non-GAAP
measure), partially offset by higher operating expenses.
Gas Adjusted Gross Margin (a
non-GAAP
measure) was $25.0 million and $72.8 million in the three and six months ended June 30, 2021, respectively, increases of $2.1 million and $7.5 million, respectively, compared to the same periods in 2020. The increase in the three month period was driven by higher rates of $1.8 million and $0.3 million from the net favorable effect of customer growth and warmer weather on gas sales. The increase over the six month period was driven by higher rates of $5.1 million and $2.4 million from the net favorable effect of customer growth, colder winter weather and warmer spring weather.
Gas therm sales increased 0.2% and 4.2% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 2.1% more Effective Degree Days (EDD) in the first six months of 2021 compared to the same period in 2020, although 6.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 2.4% in the first six months of 2021 compared to the same period in 2020. As of June 30, 2021, the number of gas customers served increased by 1,200 over the previous year.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $24.3 million and $48.0 million in the three and six months ended June 30, 2021, respectively, increases of $1.9 million and $2.5 million, respectively, compared with the same periods in 2020. The increase in the three month period was driven by higher rates of $1.0 million and $0.9 million from the favorable effects of customer growth and warmer early summer weather. The increase over the six month period was driven by higher rates of $1.0 million and $1.5 million from the favorable effects of customer growth, colder winter weather and warmer early summer weather.
Total electric kilowatt-hour (kWh) sales increased 5.7% and 3.0%, respectively in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. Sales to Residential customers decreased 2.5% and increased 2.8%, respectively, in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. Sales to Commercial and Industrial (C&I) customers increased 11.9% and 3.1%, respectively, in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. The changes in sales to Residential customers reflects customer growth, the positive effects of colder winter weather, warmer early summer weather, and lower Residential electric sales as the economy continues to fully and safely reopen. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. Based on weather data collected in the Company’s electric service areas, on average there were 36.1% more Cooling Degree Days (CDD) in the first six months of 2021 compared to the same period in 2020. As of June 30, 2021, the number of electric customers served has increased by 876 over the previous year.
Operation and Maintenance (O&M) expenses increased $2.9 million and $2.0 million in three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher labor costs of $1.2 million, higher utility operating costs of $1.1 million, and higher professional fees of $0.6 million. The increase in the six month period reflects higher utility operating costs of $1.4 million, higher labor costs of $0.4 million, and higher professional fees of $0.2 million.
Depreciation and Amortization expense increased $1.3 million and $2.7 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases primarily reflect additional depreciation associated with higher levels of utility plant in service.
Taxes Other Than Income Taxes increased $0.1 million, or 1.6%, for the three months ended June 30, 2021 compared to the same period in 2020, reflecting higher local property taxes on higher utility plant in service. For the six months ended June 30, 2021, Taxes Other Than Income Taxes decreased $0.2 million, or 1.6%, compared to the same period in 2020, reflecting lower payroll taxes, partially offset by higher local property taxes on higher utility plant in service.
Interest Expense, Net increased $0.4 million and $0.9 million, respectively, in the three and six months ended June 30, 2021, compared to the same periods in 2020, reflecting higher interest on long-term debt, partially offset by lower rates on lower levels of short-term debt.
Other Expense (Income), Net decreased $0.3 million and $0.5 million, respectively for the three and six months ended June 30, 2021 compared to the same periods in 2020, reflecting lower retirement benefit and other costs.
Federal and State Income Taxes increased $1.8 million for the six months ended June 30, 2021, respectively, compared to the same period in 2020, reflecting higher pre-tax
earnings in the current period.

At its January 2021, April 2021 and July 2021 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.38 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.52 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales
-
Unitil’s total gas therm sales increased 0.2% and 4.2% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. In the second quarter of 2021, sales to Residential customers decreased 13.8% and sales to C&I customers increased 4.0%, compared to the same period in 2020. For the six months ended June 30, 2021, sales to Residential and C&I customers increased 0.6% and 5.3%, respectively, compared to the same period in 2020. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 2.1% more EDD in the first six months of 2021 compared to the same period in 2020, although 6.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 2.4% in the first six months of 2021 compared to the same period in 2020. As of June 30, 2021, the number of gas customers served increased by 1,200 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and six months ended June 30, 2021 and 2020, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Residential	8.1	9.4	(1.3)	(13.8%)	31.7	31.5	0.2	0.6%
Commercial / Industrial	36.4	35.0	1.4	4.0%	108.0	102.6	5.4	5.3%

Total	44.5	44.4	0.1	0.2%	139.7	134.1	5.6	4.2%

Gas Operating Revenues and Adjusted Gross Margin -
The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2021 and 2020:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gas Operating Revenue:
Residential	$16.0	$14.2	$1.8	12.7%	$49.4	$43.7	$5.7	13.0%
Commercial / Industrial	24.0	19.5	4.5	23.1%	69.3	60.2	9.1	15.1%

Total Gas Operating Revenue	$40.0	$33.7	$6.3	18.7%	$118.7	$103.9	$14.8	14.2%

Cost of Gas Sales	$15.0	$10.8	$4.2	38.9%	$45.9	$38.6	$7.3	18.9%

Gas Adjusted Gross Margin	$25.0	$22.9	$2.1	9.2%	$72.8	$65.3	$7.5	11.5%

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $25.0 million and $72.8 million in the three and six months ended June 30, 2021, respectively, increases of $2.1 million and $7.5 million, respectively, compared to the same periods in 2020. The increase in the three month period was driven by higher rates of $1.8 million and $0.3 million from the net favorable effect of customer growth and warmer weather on gas sales. The increase over the six month period was driven by higher rates of $5.1 million and $2.4 million from the net favorable effect of customer growth, colder winter weather and warmer spring weather.
The increases in Total Gas Operating Revenue of $6.3 million and $14.8 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, reflect higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and higher gas sales volumes.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
- Unitil’s total electric kWh sales increased 5.7% and 3.0%, respectively in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. Sales to Residential customers decreased 2.5% and increased 2.8%, respectively, in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. Sales to C&I customers increased 11.9% and 3.1%, respectively, in the three and six month periods ended June 30, 2021 compared to the same periods in 2020. The changes in sales to Residential customers reflects customer growth, the positive effects of colder winter weather, warmer early summer weather, and lower Residential electric sales as the economy continues to fully and safely reopen. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. Based on weather data collected in the Company’s electric service areas, on average there were 36.1% more CDD in the first six months of 2021 compared to the same period in 2020. As of June 30, 2021, the number of electric customers served has increased by 876 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 27% of total annual electric kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and six months ended June 30, 2021 and 2020 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Residential	149.5	153.3	(3.8)	(2.5%)	341.7	332.4	9.3	2.8%
Commercial / Industrial	224.0	200.1	23.9	11.9%	455.9	442.0	13.9	3.1%

Total	373.5	353.4	20.1	5.7%	797.6	774.4	23.2	3.0%

Electric Operating Revenues and Electric Adjusted Gross Margin
-
The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six month periods ended June 30, 2021 and 2020:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Electric Operating Revenue:
Residential	$31.5	$30.4	$1.1	3.6%	$67.7	$66.3	$1.4	2.1%
Commercial / Industrial	25.1	19.8	5.3	26.8%	49.0	44.1	4.9	11.1%

Total Electric Operating Revenue	$56.6	$50.2	$6.4	12.7%	$116.7	$110.4	$6.3	5.7%

Cost of Electric Sales	$32.3	$27.8	$4.5	16.2%	$68.7	$64.9	$3.8	5.9%

Electric Adjusted Gross Margin	$24.3	$22.4	$1.9	8.5%	$48.0	$45.5	$2.5	5.5%

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $24.3 million and $48.0 million in the three and six months ended June 30, 2021, respectively, increases of $1.9 million and $2.5 million, respectively, compared with the same periods in 2020. The increase in the three month period was driven by higher rates of $1.0 million and $0.9 million from the favorable effects of customer growth and warmer early summer weather. The increase over the six month period was driven by higher rates of $1.0 million and $1.5 million from the favorable effects of customer growth, colder winter weather and warmer early summer weather.
The increases in Total Electric Operating Revenue of $6.4 million and $6.3 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 reflect higher cost of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and higher sales of electricity.
Operating Expenses
Cost of Gas Sales
-
Cost of Gas Sales includes the cost of natural gas purchased and manufactured to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $4.2 million, or 38.9%, and $7.3 million, or 18.9%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases reflect higher sales of gas and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Electric Sales
-
Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $4.5 million, or 16.2%, and $3.8 million, or 5.9% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases reflect higher sales of electricity and higher wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) -
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $2.9 million, or 19.9%, and $2.0 million, or 6.2%, in three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher labor costs of $1.2 million, higher utility operating costs of $1.1 million, and higher professional fees of $0.6 million. The increase in the six month period reflects higher utility operating costs of $1.4 million, higher labor costs of $0.4 million, and higher professional fees of $0.2 million.
Depreciation and Amortization -
Depreciation and Amortization expense increased $1.3 million, or 9.6%, and $2.7 million, or 10.0%, in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases primarily reflect additional depreciation associated with higher levels of utility plant in service.
Taxes Other Than Income Taxes
-
Taxes Other Than Income Taxes increased $0.1 million, or 1.6%, for the three months ended June 30, 2021 compared to the same period in 2020, reflecting higher local property taxes on higher utility plant in service. For the six months ended June 30, 2021, Taxes Other Than Income Taxes decreased $0.2 million, or 1.6%, compared to the same period in 2020, reflecting lower payroll taxes, partially offset by higher local property taxes on higher utility plant in service.
Other Expense (Income), Net -
Other Expense (Income), Net decreased $0.3 million, or 21.4%, and $0.5 million, or 17.2%, respectively for the three and six months ended June 30, 2021 compared to the same periods in 2020, reflecting lower retirement benefit and other costs.
Provision for Income Taxes
-
Federal and State Income Taxes for the three months ended June 30, 2021 was on par with the same period in 2020 and increased $1.8 million for the six months ended June 30, 2021, compared to the same period in 2020, reflecting higher pre-tax
earnings in the current period.
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

Interest Expense, Net ($ millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Interest Expense
Long-term Debt	$6.5	$5.9	$0.6	$13.2	$12.0	$1.2
Short-term Debt	0.1	0.3	(0.2)	0.3	0.6	(0.3)
Regulatory Liabilities	0.1	0.1	—	0.2	0.2	—

Subtotal Interest Expense	6.7	6.3	0.4	13.7	12.8	0.9

Interest (Income)
Regulatory Assets	(0.1)	(0.2)	0.1	(0.4)	(0.4)	—
AFUDC (1) and Other	(0.3)	(0.2)	(0.1)	(0.3)	(0.3)	—

Subtotal Interest (Income)	(0.4)	(0.4)	—	(0.7)	(0.7)	—

Total Interest Expense, Net	$6.3	$5.9	$0.4	$13.0	$12.1	$0.9

(1)	AFUDC – Allowance for Funds Used During Construction.
Interest Expense, Net increased $0.4 million, or 6.8%, and $0.9 million, or 7.4%, respectively, in the three and six months ended June 30, 2021, compared to the same periods in 2020, reflecting higher interest on long-term debt, partially offset by lower rates on lower levels of short-term debt.
CAPITAL REQUIREMENTS
Sources of Capital
Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term debt financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time, the Company accesses the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and therefore are subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined). At June 30, 2021, June 30, 2020 and December 31, 2020, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $102.8 million for the six months ended June 30, 2021. Total gross repayments were $127.8 million for the six months ended June 30, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2021, June 30, 2020 and December 31, 2020:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	29.7	74.9	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$90.3	$45.0	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2021, June 30, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.
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
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt on the Consolidated Balance Sheets.
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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $4.9 million, $3.9 million and $5.4 million of gas storage inventory at June 30, 2021, June 30, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas inventory released in June 2021 and payable in July 2021 is $0.1 million and is recorded in Accounts Payable at June 30, 2021. The amount of gas inventory released in June 2020 and payable in July 2020 was less than $0.1 million and was recorded in Accounts Payable at June 30, 2020. The amount of gas inventory released in December 2020 and payable in January 2021 was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of June 30, 2021, there were approximately $0.7 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2021, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2020
Form 10-K
for additional information.

LABOR RELATIONS
Unitil’s commitment to excellence begins with its employees. As of June 30, 2021, the Company and its subsidiaries had 510 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.
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
As of June 30, 2021, a total of 166 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2021:

	Employees Covered	CBA Expiration
Fitchburg	44	05/31/2022
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	37	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	40	05/31/2023
Unitil Service	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2021 and June 30, 2020 were 1.2% and 1.5%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2021 and June 30, 2020 were 1.3% and 2.0%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues
Gas	$40.0	$33.7	$118.7	$103.9
Electric	56.6	50.2	116.7	110.4

Total Operating Revenues	96.6	83.9	235.4	214.3

Operating Expenses
Cost of Gas Sales	15.0	10.8	45.9	38.6
Cost of Electric Sales	32.3	27.8	68.7	64.9
Operation and Maintenance	17.5	14.6	34.5	32.5
Depreciation and Amortization	14.8	13.5	29.7	27.0
Taxes Other Than Income Taxes	6.2	6.1	12.4	12.6

Total Operating Expenses	85.8	72.8	191.2	175.6

Operating Income	10.8	11.1	44.2	38.7
Interest Expense, Net	6.3	5.9	13.0	12.1
Other Expense (Income), Net	1.1	1.4	2.4	2.9

Income Before Income Taxes	3.4	3.8	28.8	23.7
Provision for Income Taxes	0.7	0.7	7.2	5.4

Net Income	$2.7	$3.1	$21.6	$18.3

Net Income Per Common Share (Basic and Diluted)	$0.18	$0.21	$1.44	$1.23
Weighted Average Common Shares Outstanding – (Basic and Diluted)	15.0	14.9	15.0	14.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	June 30,		December 31,
	2021	2020	2020
ASSETS:

Current Assets :
Cash and Cash Equivalents	$5.0	$4.2	$6.0
Accounts Receivable, Net	50.3	48.3	62.0
Accrued Revenue	34.6	34.9	50.9
Exchange Gas Receivable	5.2	4.2	4.9
Gas Inventory	0.6	0.5	0.6
Materials and Supplies	8.6	9.2	8.5
Prepayments and Other	9.9	8.3	6.4

Total Current Assets	114.2	109.6	139.3

Utility Plant:
Gas	923.6	870.5	920.2
Electric	578.6	541.7	575.9
Common	64.6	62.8	64.1
Construction Work in Progress	60.6	68.9	34.8

Utility Plant	1,627.4	1,543.9	1,595.0
Less: Accumulated Depreciation	417.6	396.3	401.8

Net Utility Plant	1,209.8	1,147.6	1,193.2

Other Noncurrent Assets:
Regulatory Assets	131.1	104.9	127.4
Operating Lease Right of Use Assets	4.9	4.5	5.2
Other Assets	17.1	17.9	12.8

Total Other Noncurrent Assets	153.1	127.3	145.4

TOTAL ASSETS	$1,477.1	$1,384.5	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares) (UNAUDITED)

	June 30,		December 31,
	2021	2020	2020
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$32.6	$24.7	$33.2
Short-Term Debt	29.7	74.9	54.7
Long-Term Debt, Current Portion	19.0	6.3	8.5
Regulatory Liabilities	17.1	12.6	5.5
Energy Supply Obligations	9.9	8.4	10.4
Interest Payable	4.9	4.2	5.0
Environmental Obligations	0.4	0.3	0.3
Other Current Liabilities	19.7	17.9	18.5

Total Current Liabilities	133.3	149.3	136.1

Noncurrent Liabilities:
Retirement Benefit Obligations	165.1	147.5	162.3
Deferred Income Taxes, net	115.4	109.0	109.0
Cost of Removal Obligations	105.1	102.6	105.2
Regulatory Liabilities	43.2	44.8	44.3
Environmental Obligations	1.7	1.9	1.8
Other Noncurrent Liabilities	7.2	7.3	6.9

Total Noncurrent Liabilities	437.7	413.1	429.5

Capitalization:
Long-Term Debt, Less Current Portion	505.3	436.4	523.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 15,046,469, 14,996,231 and 15,012,310 Shares)	286.8	284.4	285.3
Retained Earnings	113.8	101.1	103.7

Total Common Stock Equity	400.6	385.5	389.0
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	400.8	385.7	389.2

Total Capitalization	906.1	822.1	912.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,477.1	$1,384.5	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net Income	$21.6	$18.3
Adjustments to Reconcile Net Income to Cas h
Provided by Operating Activities:
Depreciation and Amortization	29.7	27.0
Deferred Tax Provision	6.2	4.8
Changes in Working Capital Items:
Accounts Receivable	11.7	6.8
Accrued Revenue	16.3	15.1
Exchange Gas Receivable	(0.3)	1.9
Regulatory Liabilities	11.6	5.2
Accounts Payable	(0.6)	(12.9)
Other Changes in Working Capital Items	(3.3)	(8.0)
Deferred Regulatory and Other Charges	(9.4)	(0.8)
Other, net	0.9	0.9

Cash Provided by Operating Activities	84.4	58.3

Investing Activities:
Property, Plant and Equipment Additions	(42.5)	(48.8)

Cash (Used in) Investing Activities	(42.5)	(48.8)

Financing Activities:
(Repayment of) Proceeds from Short-Term Debt, net	(25.0)	16.3
Repayment of Long-Term Debt	(7.3)	(14.4)
Net Increase (Decrease) in Exchange Gas Financing	0.4	(1.6)
Dividends Paid	(11.5)	(11.3)
Proceeds from Issuance of Common Stock	0.5	0.5

Cash (Used in) Financing Activities	(42.9)	(10.5)

Net Decrease in Cash and Cash Equivalents	(1.0)	(1.0)
Cash and Cash Equivalents at Beginning of Period	6.0	5.2

Cash and Cash Equivalents at End of Period	$5.0	$4.2

Supplemental Cash Flow Information:
Interest Paid	$13.2	$12.6
Income Taxes Paid	$1.0	$0.6
Payments on Capital Leases	$0.1	$0.2
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$3.9	$0.9
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.4	$0.5
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2021
Balance at April 1, 2021	$286.3	$116.8	$403.1
Net Income		2.7	2.7
Dividends on Common Shares ($0.38 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.2		0.2
Issuance of 4,840 Common Shares	0.3		0.3

Balance at June 30, 2021	$286.8	$113.8	$400.6

Three Months Ended June 30, 2020
Balance at April 1, 2020	$284.0	$103.7	$387.7
Net Income		3.1	3.1
Dividends on Common Shares ($0.375 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.2		0.2
Issuance of 5,555 Common Shares	0.2		0.2

Balance at June 30, 2020	$284.4	$101.1	$385.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2021
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		21.6	21.6
Dividends on Common Shares ($0.76 per share)		(11.5)	(11.5)
Stock Compensation Plans	1.0		1.0
Issuance of 11,019 Common Shares	0.5		0.5

Balance at June 30, 2021	$286.8	$113.8	$400.6

Six Months Ended June 30, 2020
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		18.3	18.3
Dividends on Common Shares ($0.75 per share)		(11.3)	(11.3)
Stock Compensation Plans	1.4		1.4
Issuance of 10,199 Common Shares	0.5		0.5

Balance at June 30, 2020	$284.4	$101.1	$385.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
—
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
non-regulated
subsidiary.
Basis of Presentation -
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on February 2, 2021, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2021
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$14.9	$30.8	$45.7
C&I	21.8	25.5	47.3
Other	1.3	2.0	3.3

Total Billed and Unbilled Revenue	38.0	58.3	96.3
Rate Adjustment Mechanism Revenue	2.0	(1.7)	0.3

Total Gas and Electric Operating Revenues	$40.0	$56.6	$96.6

	Three Months Ended June 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$14.3	$30.2	$44.5
C&I	19.0	20.5	39.5
Other	1.2	1.5	2.7

Total Billed and Unbilled Revenue	34.5	52.2	86.7
Rate Adjustment Mechanism Revenue	(0.8)	(2.0)	(2.8)

Total Gas and Electric Operating Revenues	$33.7	$50.2	$83.9

	Six Months Ended June 30, 2021
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$52.6	$68.9	$121.5
C&I	71.9	51.4	123.3
Other	6.7	3.8	10.5

Total Billed and Unbilled Revenue	131.2	124.1	255.3
Rate Adjustment Mechanism Revenue	(12.5)	(7.4)	(19.9)

Total Gas and Electric Operating Revenues	$118.7	$116.7	$235.4

	Six Months Ended June 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$45.4	$64.6	$110.0
C&I	61.3	44.7	106.0
Other	4.2	3.5	7.7

Total Billed and Unbilled Revenue	110.9	112.8	223.7
Rate Adjustment Mechanism Revenue	(7.0)	(2.4)	(9.4)

Total Gas and Electric Operating Revenues	$103.9	$110.4	$214.3

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

months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June 30, 2021, June 30, 2020 and December 31, 2020, the Unitil subsidiaries had deposited $1.5 million, $1.4 million and $2.4 million, respectively to satisfy their
ISO-NE
obligations.
Financial Instruments -
In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326)”, which provides a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Under the new guidance, immediate recognition of all credit losses expected over the life of a financial instrument is required. The Company adopted this standard on the accounting for credit losses on its financial instruments, including accounts receivable, on January 1, 2020, and it did not have a material effect on the financial statement
s
.
Allowance for Doubtful Accounts -
The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances and management’s assessment of current and expected economic conditions, customer trends, or factors such as the extent and duration of any shut off or collection moratoriums. The Company also calculates the amount of written-off
receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of June 30, 2021, June 30, 2020 and December 31, 2020, was as follows:

($ millions)
	June 30,		December 31,
	2021	2020	2020
Allowance for Doubtful Accounts	$4.6	$1.4	$3.3

Accounts Receivable, Net includes $4.5 million, $1.3 million, and $3.1 million of the Allowance for Doubtful Accounts at June 30, 2021, June 30, 2020 and December 31, 2020, respectively. Unbilled Revenues, net (a component of Accrued Revenue, shown in the table below) includes $0.1 million, $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at June 30, 2021, June 30, 2020 and December 31, 2020, respectively.
Accrued Revenue -
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2021, June 30, 2020 and December 31, 2020.

	June 30,		December 31,
Accrued Revenue ($ millions)	2021	2020	2020
Regulatory Assets – Current	$25.0	$26.8	$37.3
Unbilled Revenues	9.6	8.1	13.6

Total Accrued Revenue	$34.6	$34.9	$50.9

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2021, June 30, 2020 and December 31, 2020.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2021	2020	2020
Northern Utilities	$4.8	$3.9	$4.4
Fitchburg	0.4	0.3	0.5

Total Exchange Gas Receivable	$5.2	$4.2	$4.9

Gas Inventory
-
The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of June 30, 2021, June 30, 2020 and December 31, 2020.

	June 30,		December 31,
Gas Inventory ($ millions)	2021	2020	2020
Natural Gas	$0.2	$0.1	$0.2
Propane	0.3	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.6	$0.5	$0.6

Utility Plant -
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2021, June 30, 2020 and December 31, 2020, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $105.1 million, $102.6 million, and $105.2 million, respectively.
Leases -
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
Regulatory Accounting -
The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the Massachusetts Department of Public Utilities (MDPU), Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30, 2021, June 30, 2020 and December 31, 2020, the Company has recorded $9.8 million, $7.3 million and $6.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the table below. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2021	2020	2020
Retirement Benefits	$105.7	$80.8	$103.7
Energy Supply & Other Rate Adjustment Mechanisms	21.5	23.8	34.1
Deferred Storm Charges	3.4	4.9	4.1
Environmental	4.7	6.2	5.2
Income Taxes	3.0	3.8	3.4
Other Deferred Charges	17.8	12.2	14.2

Total Regulatory Assets	$156.1	$131.7	$164.7
Less: Current Portion of Regulatory Assets (1)	25.0	26.8	37.3

Regulatory Assets – noncurrent	$131.1	$104.9	$127.4

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2021	2020	2020
Income Taxes (Note 8)	$44.8	$45.9	$45.5
Rate Adjustment Mechanisms	15.3	11.2	4.1
Other	0.2	0.3	0.2

Total Regulatory Liabilities	$60.3	$57.4	$49.8
Less: Current Portion of Regulatory Liabilities	17.1	12.6	5.5

Regulatory Liabilities – n oncurrent	$43.2	$44.8	$44.3

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Regulatory Assets at June 30, 2021 include $8.3 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of accounting rules for regulated operations, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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

At June 30, 2021, June 30, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.5 million, $5.6 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Money Market Funds	$5.5	$5.6	$5.7

Total Marketable Securities	$5.5	$5.6	$5.7

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
At June 30, 2021, June 30, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.7 million, $0.4 million and $0.5 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Equity Funds	$0.3	$0.1	$0.2
Money Market Funds	0.4	0.3	0.3

Total Marketable Securities	$0.7	$0.4	$0.5

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2021	2020	2020
Current:
Exchange Gas Obligation	$4.8	$3.9	$4.4
Renewable Energy Portfolio Standards	5.0	4.2	5.7
Power Supply Contract Divestitures	0.1	0.3	0.3

Total Energy Supply Obligations - Current	9.9	8.4	10.4
Noncurrent:
Power Supply Contract Divestitures	—	0.1	—

Total Energy Supply Obligations	$9.9	$8.5	$10.4

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
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with seven of these contracts have been constructed and are now operating. In 2020, three of the long-term contracts were terminated due to an inability to meet critical milestones. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contracts were filed with the MDPU during the first quarter of 2020. An Order approving the contracts was issued by the MDPU in November 2020. On November 25, 2020 the Office of the Attorney General filed a Motion for Reconsideration of the MDPU’s order regarding remuneration, which was denied. The MDPU order is now final. In compliance with An Act to Promote a Clean Energy Future (2018), in late 2020 in coordination with the other electric utilities in Massachusetts, the Company began efforts on the next long-term renewable procurement which will seek up to an additional 1,600 megawatts (MW) of offshore wind generation. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
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
NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/28/21	08/27/21	08/13/21	$ 0.380
04/28/21	05/28/21	05/14/21	$ 0.380
01/27/21	02/26/21	02/12/21	$ 0.380
10/28/20	11/30/20	11/16/20	$ 0.375
07/29/20	08/28/20	08/14/20	$ 0.375
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375

NOTE 3 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and six months ended June 30, 2021 and Jun
e
 30, 2020:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended June 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$38.0	$58.3	$—	$—	$96.3
Rate Adjustment Mechanism Revenue	2.0	(1.7)	—	—	0.3
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$40.0	$56.6	$—	$—	$96.6

Segment Profit (Loss)	(0.2)	3.4	0.1	(0.6)	2.7
Capital Expenditures	18.9	9.2	—	0.3	28.4

Three Months Ended June 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$34.5	$52.2	$—	$—	$86.7
Rate Adjustment Mechanism Revenue	(0.8)	(2.0)	—	—	(2.8)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$33.7	$50.2	$—	$—	$83.9

Segment Profit (Loss)	(0.1)	3.1	—	0.1	3.1
Capital Expenditures	16.8	14.0	—	1.2	32.0

Six Months Ended June 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$131.2	$124.1	$—	$—	$255.3
Rate Adjustment Mechanism Revenue	(12.5)	(7.4)	—	—	(19.9)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$118.7	$116.7	$—	$—	$235.4

Segment Profit (Loss)	16.2	6.3	0.1	(1.0)	21.6
Capital Expenditures	23.2	18.7	—	0.6	42.5
Segment Assets	878.3	577.3	—	21.5	1,477.1

Six Months Ended June 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$110.9	$112.8	$—	$—	$223.7
Rate Adjustment Mechanism Revenue	(7.0)	(2.4)	—	—	(9.4)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$103.9	$110.4	$—	$—	$214.3

Segment Profit	12.2	5.7	—	0.4	18.3
Capital Expenditures	22.6	23.9	—	2.3	48.8
Segment Assets	821.1	543.8	—	19.6	1,384.5

NOTE 4 – DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at June 30, 2021, June 30, 2020 and December 31, 2020 are shown below:

($ millions)	June 30,		December 31,
	2021	2020	2020
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$9.0	$20.0	$15.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	3.0	4.5	3.0
6.96% Senior Secured Notes, Due September 1, 2028	16.0	18.0	16.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	—	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	1.9	3.8	1.9
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	9.6	10.8	10.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	—	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	—	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.6	—	4.7

Total Long-Term Debt	528.1	446.1	535.4
Less: Unamortized Debt Issuance Costs	3.8	3.4	3.8

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	524.3	442.7	531.6
Less: Current Portion	19.0	6.3	8.5

Total Long-term Debt, Less Current Portion	$505.3	$436.4	$523.1

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

($ millions)	June 30,		December 31,
	2021	2020	2020
Estimated Fair Value of Long-Term Debt	$597.8	$516.6	$633.1

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $102.8 million for the six months ended June 30, 2021. Total gross repayments were $127.8 million for the six months ended June 30, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30 2021, June 30, 2020 and December 31, 2020:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	29.7	74.9	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$90.3	$45.0	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2021, June 30, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.2% and 1.5% for the three months ended June 30, 2021 and June 30, 2020, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.3% and 2.0% for the six months ended June 30, 2021 and June 30, 2020, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.
On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes.
On September 15, 2020, Northern Utilities issued $40 million of Notes due 2040 at 3.78%. Fitchburg issued $27.5 million of Notes due 2040 at 3.78%. Unitil Energy issued $27.5 million of Bonds due 2040 at 3.58%. Northern Utilities, Fitchburg and Unitil Energy used the net proceeds from these offerings to repay short-term debt and for general corporate purposes. Approximately $0.5 million of costs associated with these issuances have been recorded as a reduction to Long-Term Debt on the Consolidated Balance Sheets.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $4.9 million, $3.9 million and $5.4 million of gas storage inventory at June 30, 2021, June 30, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas inventory released in June 2021 and payable in July 2021 is $0.1 million and is recorded in Accounts Payable at June 30, 2021. The amount of gas inventory released in June 2020 and payable in July 2020 was less than $0.1 million and was recorded in Accounts Payable at June 30, 2020. The amount of gas inventory released in December 2020 and payable in January 2021 was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended June 30, 2021 and 2020 amounted to $0.5 million and $0.4 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2021 and 2020 amounted to $1.0 million and $0.8 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations ($ millions)	2021	2020	2020
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.5	$1.3	$1.5
Other Noncurrent Liabilities (long-term portion)	3.4	3.2	3.7

Total Operating Lease Obligations	$4.9	$4.5	$5.2

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$0.2	$0.2
Other Noncurrent Liabilities (long-term portion)	0.2	0.3	0.2

Total Capital Lease Obligations	$0.4	$0.5	$0.4

Total Lease Obligations	$5.3	$5.0	$5.6

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2021 and June 30, 2020 was $1.0 million and $0.8 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.9 million, $1.2 million and $1.0 million as of June 30, 2021, June 30, 2020 and December 31, 2020, respectively, less accumulated amortization of $0.5 million, $0.6 million and $0.5 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2021. The payments for operating leases consist of $1.5 million of current operating lease obligations, which are included in Other Current Liabilities and $3.4 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2021. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.2 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2021.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2021	$915	$89
2022	1,589	150
2023	1,293	107
2024	964	52
2025	397	19
2026-2030	148	—

Total Payments	5,306	417

Less: Interest	367	18

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,939	$399

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2021, the weighted average remaining lease term is 3.6 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.2%. As of June 30, 2020, the weighted average remaining lease term was 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.9%.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 15,046,469, 14,996,231 and 15,012,310 shares of common stock outstanding at June 30, 2021, June 30, 2020 and December 31, 2020, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first six months of 2021, the Company sold 11,019 shares of its common stock, at an average price of $47.90 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $527,800. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 26, 2021, 23,140 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $0.9 million. There were 62,566 and 56,813 non-vested
shares under the Stock Plan as of June 30, 2021 and 2020, respectively. The weighted average grant date fair value of these shares was $49.44 and $54.88, respectively. The compensation expense associated with the issuance
of shares under the Stock Plan is being recognized

over the vesting period and was $1.3 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was approximately $0.8 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.9 years. During the six months ended June 30, 2021 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management
members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2021 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2020	43,192	$41.34
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	694	$47.50
Restricted Stock Units Settled	—	—

Restricted Stock Units as of June 30, 2021	43 886	$41.43

There were 38,710 Restricted Stock Units outstanding as of June 30, 2020 with a weighted average stock price of $41.54. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2021, June 30, 2020 and December 31, 2020 is $1.0 million, $0.7 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2021, June 30, 2020 and December 31, 2020. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and six month periods ended June 30, 2021 and June 30, 2020, respectively.
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
Rate Case Activity
Northern Utilities - Base Rates - Maine -
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates and released the third-party audit report. The audit report findings included highlighting the Company’s effective implementation efforts while also suggesting potential excess costs of approximately $5.0 million out of the total cost of $36.8 million. The total cost for the customer information system is allocated across all of Unitil’s distribution utility subsidiary companies. The Company disagrees with many of the characterizations of findings contained in the audit report, as well as many of the report’s opinions and conclusions concerning those findings. On June 30, 2021, the Company filed testimony and exhibits with the MPUC rebutting the assertions made in the audit. The Company continues to believe that the customer information system costs were prudently incurred and intends to vigorously pursue full recovery of the customer information system costs in rates. The Company believes that the ultimate outcome of the investigation will not have a material effect on its financial position, operating results or cash flows.
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine -
The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $1.1 million for 2020 eligible facilities, was approved by the MPUC effective May 1, 2021.
Northern Utilities - Base Rates - New Hampshire -
On May 2, 2018, the NHPUC approved a settlement agreement providing for a net annual revenue increase of $3.2 million, incorporating the effect of the TCJA, and an initial step increase to recover post-test year capital investments. The Company’s second annual revenue step increase of approximately $1.4 million to recover eligible capital investments in 2018 was approved by the NHPUC effective May 1, 2019. According to the terms of the settlement agreement, Northern Utilities’ next distribution base rate case shall be based on a historical test year no earlier than the twelve months ending December 31, 2020. On August 2, 2021, Northern Utilities filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $7.8 million, which represents an increase of 8.1% over total annual revenue at present rates. Northern Utilities also requested implementation of temporary rates for service rendered on and after October 1, 2021, and until a final order on permanent rates is issued. The requested temporary rates, if approved at the requested levels, could result in an increase in annual revenues of up to $3.2 million, or a 3.6% increase over total annual revenue at present rates. The multi-year rate filing includes a revenue decoupling mechanism and an Arrearage Management Program for financial hardship customers.

Unitil Energy - Base Rates -
On April 2, 2021, Unitil Energy filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $12.0 million, which represents an increase of 4.4% above present rates. Unitil Energy also requested implementation of temporary rates for service rendered on and after June 1, 2021, and until a final order on permanent rates is issued.
The filing includes
(1) a proposed multi-year rate plan, (2) a revenue decoupling mechanism, (3) a Grid Modernization plan that includes a group of foundational grid modernization projects, (4) a suite of proposed time of use (TOU) rates including rates for electric vehicles (EV), (5) an EV infrastructure development program which includes rebates for residential customers for the installation of smart charging equipment and a public “make-ready” program for general service customers under which the Company will install the infrastructure required to connect an EV charger, (6) a Marketing, Communications, and Education Plan to engage with customers about the TOU rates and EV program offerings, (7) resiliency programs to further the Company’s commitment to reliability, (8) an Arrearage Management Program for financial hardship customers, and (9) other rate design and tariff changes. On April 24, 2020, the Governor of New Hampshire issued an executive order that extended the NHPUC’s authority to suspend rate schedules by six months, from 12 to 18 months, to conduct its investigation of a utility company’s request to increase rates. On April 6, 2021, the NHPUC determined that the extension applies to this proceeding, but stated it will endeavor to set final rates as expeditiously as possible. On May 27, 2021, the NHPUC approved a settlement agreement providing for a temporary rate increase of $4.5 million in annual electric distribution revenues, effective June 1, 2021.
Fitchburg - Base Rates - Electric -
Fitchburg’s base rates are decoupled, and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. On December 28, 2020, the MDPU approved a decoupling revenue adjustment increase of $1.3 million, effective January 1, 2021. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015-2017 capital expenditures. On December 22, 2020, final approval of the filing was issued. On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 22, 2020, final approval of the filing was issued. On November 2, 2020, Fitchburg filed its cumulative revenue requirement of $1.4 million associated with its 2019 capital expenditures. On June 15, 2021, final approval of the filing was issued, effective January 1, 2021.
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
Fitchburg - Base Rates - Gas -
Pursuant to its revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather and energy efficiency affect to the Company’s revenues. The MDPU consistently has found the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.
On February 28, 2020, the MDPU approved a settlement agreement between the Company and the Massachusetts Office of the Attorney General. The agreement provides for an annual distribution revenue increase of $4.6 million to be phased in over two years: (1) an increase of $3.7 million, which became effective on March 1, 2020; and (2) an increase of $0.9 million, which became effective on March 1, 2021. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to March 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue effect threshold of $40,000. The agreement provides for a Return on Equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt.
Fitchburg - Gas System Enhancement Program -
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan (GSEP) tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s most recent forward-looking filing, filed on October 30, 2020, requested recovery of approximately $2.2 million, and received final approval on April 29, 2021, effective May 1, 2021. The Company considers these to be routine regulatory proceedings, and there are no material issues outstandin
g
.
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
On July 29, 2021, Granite State filed a limited Section 4 rate adjustment for an annual revenue increase of $0.1 million, effective September 1, 2021. This filing remains pending before the FERC.
Other Matters
Fitchburg - Grid Modernization
-
On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. The GMP is subject to review and approval by the MDPU and remains pending.
Fitchburg - Grid Modernization Cost Recovery Factor
-
On April 15, 2021, Fitchburg filed its Grid Modernization Factor (“GMF”) rate adjustment and reconciliation filing pursuant to the Company’s proposed GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF was approved on May 27, 2021, effective June 1, 2021, subject to further investigation and reconciliation.
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

Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals -
The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero
greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, have engaged an independent consultant to conduct a study and prepare a report (Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero
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
Financial Effects of
COVID-19
Pandemic -
The NHPUC and the MDPU have opened proceedings to consider the revenue and cost effects on the regulated gas and electric utilities within their respective jurisdictions of the requirement to continue the availability of gas, electric and water service to customers during the COVID-19 pandemic. Among the effects under investigation are the revenue effects associated with service disconnection moratoriums, the waiver of fees and expanded customer payments arrangements; the increased cost of customer accounts that cannot be collected, including the cost of bad debt reserves and increased working capital costs; and increased operating and maintenance costs incurred for employees to work safely and protect the public. Fitchburg, Unitil Energy and Northern Utilities are active participants in these proceedings, and are in full compliance with all regulatory orders governing service shut-off moratoriums and other customer service protection measures. These matters remain pending. On December 31, 2020, in docket DPU 20-58, the MDPU issued an order which, among other provisions, allows the utility companies to defer for future recovery bad debt expense in excess of a baseline. In 2020, the NHPUC staff supported rate-regulated utilities’ deferral through a regulatory asset for incremental bad debt expense. However, on July 7, 2021, the NHPUC issued an order which declined to authorize New Hampshire’s rate-regulated utilities’ establishment of a regulatory asset for incremental bad debt or waived late payment fees related to the COVID-19 pandemic. The NHPUC stated that these costs will be addressed in each utility’s next rate case.
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
one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 30, 2021, Northern Utilities submitted an annual informational report requesting approval on a one-year
extension for the period of November 1, 2021 through October 31, 2022. The MPUC approved the request on June 29, 2021.
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
The EDCs issued a second RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This solicitation sought to procure the remaining obligation under 83C to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020. On November 5, 2020, the MDPU approved the Offshore Wind Energy Generation power purchase agreements. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. On November 25, 2020 the Office of the Attorney General filed a Motion for Reconsideration of the MDPU’s order regarding remuneration, which was denied. The MDPU order is now final. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
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
MW of off shore wind generation. On May 5, 2021, the DPU approved the proposed timetable and method for the solicitation, and the RFP was issued on May 7, 2021. Responsive proposals are due September 16, 2021, and project selection is scheduled for December 17, 2021.
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

NOTE 7 – ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2020 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2021.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2021, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Northern Utilities has worked with the Maine Department of Environmental Protection and New Hampshire Department of Environmental Services (NH DES) to address environmental concerns with these sites. Northern Utilities or others have completed remediation activities at all sites; however, on site monitoring continues at several sites which may result in future remedial actions as directed by the applicable regulatory agency. In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Although the review was completed in June 2021, work on the extension is now anticipated before the start of the 2021 heating season. In anticipation of the NH DES approval of the work plan, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations.
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
Fitchburg’s Manufactured Gas Plant Site -
Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion in 2023. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
Unitil Energy - Kensington Distribution Operations Center -
Unitil Energy Systems conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. The Company has recorded a liability in Other Current Liabilities on the Consolidated Balance Sheets as of June 30, 2021 for expected remediation actions and will continue to assess any new information or future developments that could require a reassessment of the potential exposure for required environmental remediatio
n
.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2021 and 2020.
Environmental Obligations

	($ millions)
	Fitchburg		Northern Utilities		Total
	Six months ended June 30,
	2021	2020	2021	2020	2021	2020

Total Balance at Beginning of Period	$0.1	$—	$2.0	$2.7	$2.1	$2.7
Additions	—	—	0.1	—	0.1	—
Less: Payments / Reductions	—	—	0.1	0.5	0.1	0.5

Total Balance at End of Period	0.1	—	2.0	2.2	2.1	2.2

Less: Current Portion	0.1	—	0.3	0.3	0.4	0.3

Noncurrent Balance at End of Period	$—	$—	$1.7	$1.9	$1.7	$1.9

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Six Months Ended June 30,
	2021	2020

Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(2)	(4)
Other, net	—	—

Effective Income Tax Rate	25%	23%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at June 30, 2021 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2017, December 31, 2018, and December 31, 2019.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss (NOL) carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax (AMT) refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company’s financial statements as of December 31, 2020. Additionally, the CARES Act enacted the ERC to incentivize companies to retain employees. The ERC is a 50% credit on employee wages for employees that are retained and cannot perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions.

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

credit on employee wages for employees that are retained and cannot perform their job duties at
 100
% capacity
as a result of coronavirus pandemic restrictions.
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
The Company has evaluated each of the CARES, CAA and ARPA provisions and determined that they do not have a material effect on the Company’s financial statements as of June 30, 2021. The Company has recorded a reduction in payroll taxes related to the ERC for $
0.6
 million
 in the third quarter of 2020

and
 $0.4
million in the six months ended June 30, 2021. These were recorded as a reduction to payroll tax expense which is recorded in Taxes Other Than Income Taxes in the Consolidated Statements of Earnings.
Income tax filings for the year ended December 31, 2019 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2019 which were filed with the IRS in October 2020, the Company utilized federal NOLC assets of $8.2 million. As of December 31, 2020, the Company had recognized the utilization of the remaining federal NOLC assets of $2.7 million to offset against current taxes payable. The Company received $0.9 million of Alternative Minimum Tax (AMT) credits in 2019 and will receive $0.9 million of AMT credits in 2021 as provided for in the CARES Act. In addition, at December 31, 2020, the Company had $0.3 million of cumulative state tax credit carryforwards to offset against future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2023.
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
Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and, as prescribed in the TCJA, recent FERC guidance and IRS normalization rules, the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of June 30, 2021, the Company flowed back $2.5 million to customers in its Massachusetts, Maine, and federal jurisdictions. New Hampshire liabilities will begin to flow back once rate proceedings have finalized in that jurisdiction.
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
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2021	2020
Discount Rate	2.50%	3.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.40%
Health Care Cost Trend Rate Assumed for Next Year	6.60%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP Plan
Three Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service Cost	$868	$831	$758	$675	$88	$71
Interest Cost	1,251	1,443	685	779	115	138
Expected Return on Plan Assets	(2,423)	(2,255)	(627)	(516)	—	—
Prior Service Cost Amortization	75	80	302	303	14	14
Actuarial Loss Amortization	2,022	1,618	262	186	373	259

Sub-total	1,793	1,717	1,380	1,427	590	482
Amounts Capitalized and Deferred	(887)	(807)	(791)	(695)	(178)	(152)

Net Periodic Benefit Cost Recognized	$906	$910	$589	$732	$412	$330

	Pension Plan		PBOP Plan		SERP Plan
Six Months Ended June 30,	2021	2020	2021	2020	2021	2020
Service Cost	$1,736	$1,662	$1,516	$1,350	$177	$142
Interest Cost	2,502	2,887	1,370	1,559	229	275
Expected Return on Plan Assets	(4,846)	(4,510)	(1,254)	(1,032)	—	—
Prior Service Cost Amortization	150	160	604	606	28	28
Actuarial Loss Amortization	4,044	3,236	524	372	745	518

Sub-total	3,586	3,435	2,760	2,855	1,179	963
Amounts Capitalized and Deferred	(1,600)	(1,437)	(1,454)	(1,227)	(356)	(290)

Net Periodic Benefit Cost Recognized	$1,986	$1,998	$1,306	$1,628	$823	$673

Employer Contributions
As of June 30, 2021, the Company had made $2.7 million and $1.6 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2021. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2021 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of June 30, 2021, the Company had made $0.3 million of benefit payments under the SERP Plan in 2021. The Company presently anticipates making an additional $0.3 million of benefit payments under the SERP Plan in 202
1
.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4
.
Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2021 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended June 30, 2021.
Issuer Purchases of Equity Securities
Pursuant to the Company’s written trading plan under Rule
10b5-1
under the Exchange Act, adopted and announced by the Company on May 1, 2021, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $350,500 in value of shares have been purchased or, if sooner, on May 1, 2022.
The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/21 – 4/30/21	—	—	—	$808
5/1/21 – 5/31/21	—	—	—	$350,500
6/1/21 – 6/30/21	—	—	—	$350,500

Total	—	—	—

Item 5. Other Information
On August 3, 2021, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2021. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
10.1	Employment Agreement between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated April 28, 2021 (SEC File No. 1-8858)

11	Computation of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 3, 2021 Announcing Earnings For the Quarter Ended June 30, 2021.	Filed herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 3, 2021	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: August 3, 2021	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer