Form 10-Q
period 2021-09-30
UNITIL CORP
filed 2021-11-02
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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
of the Exchange Act).
Yes  ☐
    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock, no par value	15,973,019 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended September 30, 2021

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
Unitil had an investment in Net Utility Plant of $1,237.3 million at September 30, 2021. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are primarily derived from the return on investment in the utility assets of the three distribution utilities and Granite State.
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
Fitchburg is subject to revenue decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU. The Company estimates that revenue decoupling currently applies to approximately 27% and 11% of Unitil’s total annual electric and gas sales volumes, respectively.

RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2021 and September 30, 2020 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP
measure discussed below) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. As noted earlier, 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are currently decoupled. Changes in sales to existing customers with decoupled rates do not affect GAAP gross margin and adjusted gross margin.
On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a
30-day
option to purchase additional shares. The underwriters exercised the option and purchased an additional

120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings reflect the higher number of average shares outstanding period over period.
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
In the following tables the Company has reconciled Gas and Electric Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales, and Depreciation and Amortization. The Company calculates Gas and Electric Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales, is a meaningful measure to inform investors of the Company’s profitability from gas and electric sales in the period.

Three Months Ended September 30, 2021 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$32.6	$65.5	$—	$98.1
Less: Cost of Sales	(13.2)	(40.1)	—	(53.3)
Less: Depreciation and Amortization	(8.1)	(6.5)	(0.2)	(14.8)

GAAP Gross Margin	11.3	18.9	(0.2)	30.0
Depreciation and Amortization	8.1	6.5	0.2	14.8

Adjusted Gross Margin	$19.4	$25.4	$—	$44.8

Three Months Ended September 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$27.5	$59.9	$—	$87.4
Less: Cost of Sales	(9.5)	(35.4)	—	(44.9)
Less: Depreciation and Amortization	(7.5)	(6.0)	(0.2)	(13.7)

GAAP Gross Margin	10.5	18.5	(0.2)	28.8
Depreciation and Amortization	7.5	6.0	0.2	13.7

Adjusted Gross Margin	$18.0	$24.5	$—	$42.5

Nine Months Ended September 30, 2021 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$151.3	$182.2	$—	$333.5
Less: Cost of Sales	(59.1)	(108.8)	—	(167.9)
Less: Depreciation and Amortization	(24.5)	(19.4)	(0.6)	(44.5)

GAAP Gross Margin	67.7	54.0	(0.6)	121.1
Depreciation and Amortization	24.5	19.4	0.6	44.5

Adjusted Gross Margin	$92.2	$73.4	$—	$165.6

Nine Months Ended September 30, 2020 ($ millions)
	Gas	Electric	Non- Regulated and Other	Total
Total Operating Revenue	$131.4	$170.3	$—	$301.7
Less: Cost of Sales	(48.1)	(100.3)	—	(148.4)
Less: Depreciation and Amortization	(22.3)	(17.8)	(0.6)	(40.7)

GAAP Gross Margin	61.0	52.2	(0.6)	112.6
Depreciation and Amortization	22.3	17.8	0.6	40.7

Adjusted Gross Margin	$83.3	$70.0	$—	$153.3

Gas GAAP Gross Margin was $11.3 million and $67.7 million in the three and nine months ended September 30, 2021, respectively, increases of $0.8 million and $6.7 million compared to the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.4 million, partially offset by higher depreciation and amortization expense of $0.6 million. The increase in the nine month period was driven by higher rates and customer growth of $7.5 million and $1.4 million from the favorable effect of colder winter weather, partially offset by higher depreciation and amortization expense of $2.2 million.
Electric GAAP Gross Margin was $18.9 million and $54.0 million in the three and nine months ended September 30, 2021, respectively, increases of $0.4 million and $1.8 million compared to the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.3 million, partially offset by $0.4 million from the effect of milder summer weather and higher depreciation and amortization expense of $0.5 million. The increase in the nine month period was driven by higher rates and customer growth of $3.4 million, partially offset by higher depreciation and amortization expense of $1.6 million.
Earnings Overview
The Company reported breakeven Net Income and earnings per share (EPS) for the third quarter of 2021, a decrease of $0.3 million in Net Income, or $0.02 in EPS, compared to the third quarter of 2020. For the third quarter of 2021, higher Gas and Electric Adjusted Margins (a non-GAAP
measure) were offset by higher operating expenses compared to the same period in 2020.
For the nine months ended September 30, 2021, the Company reported Net Income of $21.6 million, or $1.42 per share, an increase of $3.0 million, or $0.17 per share, compared to the same nine month period in 2020. The Company’s earnings in the first nine months of 2021 reflect higher Gas and Electric Adjusted Margins (a non-GAAP
measure), partially offset by higher operating expenses. Also, EPS in 2021 reflects the sale of 920,000 common shares in the third quarter of 2021, discussed above.

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $19.4 million and $92.2 million in the three and nine months ended September 30, 2021, respectively, increases of $1.4 million and $8.9 million compared to the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.4 million. The increase over the nine month period was driven by higher rates and customer growth of $7.5 million and $1.4 million from the favorable effect of colder winter weather.
Gas therm sales increased 5.0% and 4.3% in the three and nine month periods ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in gas therm sales reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 2.1% more Effective Degree Days (EDD) in the first nine months of 2021 compared to the same period in 2020, although 6.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 2.9% in the first nine months of 2021 compared to the same period in 2020. As of September 30, 2021, the number of gas customers increased by 592 over the previous year.
Electric Adjusted Gross Margin (a
non-GAAP
measure) was $25.4 million and $73.4 million in the three and nine months ended September 30, 2021, respectively, increases of $0.9 million and $3.4 million compared with the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.3 million, partially offset by $0.4 million from the effect of milder summer weather. The increase over the nine month period was driven by higher rates and customer growth of $3.4 million.
Total electric kilowatt-hour (kWh) sales increased 0.2% and 2.0%, respectively in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. Sales to Residential customers decreased 3.5% and increased 0.4%, respectively, in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. Sales to Commercial and Industrial (C&I) customers increased 3.3% and 3.2%, respectively, in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The changes in sales to Residential customers reflects customer growth and colder winter weather, offset by the effects of milder summer weather and lower Residential electric sales as the economy continues to reopen. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. Based on weather data collected in the Company’s electric service areas, on average there were 5.4% fewer Cooling Degree Days (CDD) in the first nine months of 2021 compared to the same period in 2020. As of September 30, 2021, the number of electric customers increased by 652 over the previous year.
Operation and Maintenance (O&M) expenses increased $0.6 million and $2.6 million in three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher labor costs of $0.8 million, higher utility operating costs of $0.2 million, and lower professional fees of $0.4 million. The increase in the nine month period reflects higher utility operating costs of $1.6 million, higher labor costs of $1.2 million, and lower professional fees of $0.2 million.
Depreciation and Amortization expense increased $1.1 million and $3.8 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases primarily reflect additional depreciation associated with higher levels of utility plant in service and higher amortization.
Taxes Other Than Income Taxes increased $0.8 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher payroll taxes and higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and slightly higher payroll taxes.

Interest Expense, Net increased $0.9 million and $1.8 million, respectively, in the three and nine months ended September 30, 2021, compared to the same periods in 2020, reflecting higher interest on long-term debt, partially offset by lower rates on lower levels of short-term debt.
Other Expense (Income), Net decreased $0.1 million and $0.6 million, respectively for the three and nine months ended September 30, 2021 compared to the same periods in 2020, reflecting lower retirement benefit and other costs.
Federal and State Income Taxes increased $1.1 million for the nine months ended September 30, 2021, respectively, compared to the same period in 2020, reflecting higher pre-tax
earnings in the current period.
At its January 2021, April 2021, July 2021 and October 2021 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.38 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.52 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales
-
Unitil’s total gas therm sales increased 5.0% and 4.3% in the three and nine month periods ended September 30, 2021, respectively, compared to the same periods in 2020. In the third quarter of 2021, sales to Residential customers decreased 3.7% and sales to C&I customers increased 6.0%, compared to the same period in 2020. For the nine months ended September 30, 2021, sales to Residential and C&I customers increased 0.3% and 5.4%, respectively, compared to the same period in 2020. The increase in gas therm sales reflects colder winter weather in the first quarter of 2021 compared to the same period in 2020, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 2.1% more EDD in the first nine months of 2021 compared to the same period in 2020, although 6.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 2.9% in the first nine months of 2021 compared to the same period in 2020. As of September 30, 2021, the number of gas customers increased by 592 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and nine months ended September 30, 2021 and 2020, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Residential	2.6	2.7	(0.1)	(3.7%)	34.3	34.2	0.1	0.3%
Commercial / Industrial	24.7	23.3	1.4	6.0%	132.7	125.9	6.8	5.4%

Total	27.3	26.0	1.3	5.0%	167.0	160.1	6.9	4.3%

Gas Operating Revenues and Adjusted Gross Margin -
The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2021 and 2020:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gas Operating Revenue:
Residential	$12.0	$10.2	$1.8	17.6%	$61.4	$54.3	$7.1	13.1%
Commercial / Industrial	20.6	17.3	3.3	19.1%	89.9	77.1	12.8	16.6%

Total Gas Operating Revenue	$32.6	$27.5	$5.1	18.5%	$151.3	$131.4	$19.9	15.1%

Cost of Gas Sales	$13.2	$9.5	$3.7	38.9%	$59.1	$48.1	$11.0	22.9%

Gas Adjusted Gross Margin	$19.4	$18.0	$1.4	7.8%	$92.2	$83.3	$8.9	10.7%

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $19.4 million and $92.2 million in the three and nine months ended September 30, 2021, respectively, increases of $1.4 million and $8.9 million, respectively, compared to the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.4 million. The increase over the nine month period was driven by higher rates and customer growth of $7.5 million and $1.4 million from the favorable effect of colder winter weather.
The increases in Total Gas Operating Revenue of $5.1 million and $19.9 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, reflect higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and higher gas sales volumes.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
- Unitil’s total electric kWh sales increased 0.2% and 2.0%, respectively in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. Sales to Residential customers decreased 3.5% and increased 0.4%, respectively, in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. Sales to C&I customers increased 3.3% and 3.2%, respectively, in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. The changes in sales to Residential customers reflects customer growth and colder winter weather, offset by the effects of milder summer weather and lower Residential electric sales as the economy continues to reopen. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. Based on weather data collected in the Company’s electric service areas, on average there were 5.4% fewer CDD in the first nine months of 2021 compared to the same period in 2020. As of September 30, 2021, the number of electric customers increased by 652 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 27% of total annual electric kWh sales volume) are not sensitive to changes in electric kWh sales.

The following table details total kWh sales for the three and nine months ended September 30, 2021 and 2020 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Residential	199.7	207.0	(7.3)	(3.5%)	541.4	539.4	2.0	0.4%
Commercial / Industrial	258.7	250.4	8.3	3.3%	714.6	692.4	22.2	3.2%

Total	458.4	457.4	1.0	0.2%	1,256.0	1,231.8	24.2	2.0%

Electric Operating Revenues and Electric Adjusted Gross Margin
-
The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine month periods ended September 30, 2021 and 2020:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Electric Operating Revenue:
Residential	$37.6	$36.1	$1.5	4.2%	$105.3	$102.3	$3.0	2.9%
Commercial / Industrial	27.9	23.8	4.1	17.2%	76.9	68.0	8.9	13.1%

Total Electric Operating Revenue	$65.5	$59.9	$5.6	9.3%	$182.2	$170.3	$11.9	7.0%

Cost of Electric Sales	$40.1	$35.4	$4.7	13.3%	$108.8	$100.3	$8.5	8.5%

Electric Adjusted Gross Margin	$25.4	$24.5	$0.9	3.7%	$73.4	$70.0	$3.4	4.9%

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $25.4 million and $73.4 million in the three and nine months ended September 30, 2021, respectively, increases of $0.9 million and $3.4 million, respectively, compared with the same periods in 2020. The increase in the three month period was driven by higher rates and customer growth of $1.3 million, partially offset by $0.4 million from the effect of milder summer weather. The increase over the nine month period was driven by higher rates and customer growth of $3.4 million.
The increases in Total Electric Operating Revenue of $5.6 million and $11.9 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 reflect higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and higher sales of electricity.
Operating Expenses
Cost of Gas Sales
-
Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $3.7 million, or 38.9%, and $11.0 million, or 22.9%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases reflect higher sales of gas and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Cost of Electric Sales
-
Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $4.7 million, or 13.3%, and $8.5 million, or 8.5% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases reflect higher sales of electricity and higher wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) -
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.6 million, or 3.7%, and $2.6 million, or 5.4%, in three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher labor costs of $0.8 million, higher utility operating costs of $0.2 million, and lower professional fees of $0.4 million. The increase in the nine month period reflects higher utility operating costs of $1.6 million, higher labor costs of $1.2 million, and lower professional fees of $0.2 million.
Depreciation and Amortization -
Depreciation and Amortization expense increased $1.1 million, or 8.0%, and $3.8 million, or 9.3%, in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases reflect additional depreciation associated with higher levels of utility plant in service and higher amortization.
Taxes Other Than Income Taxes
-
Taxes Other Than Income Taxes increased $0.8 million, or 15.1%, and $0.6 million, or 3.4% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in the three month period reflects higher payroll taxes and higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and slightly higher payroll taxes.
Other Expense (Income), Net -
Other Expense (Income), Net decreased $0.1 million, or 9.1%, and $0.6 million, or 15.0%, respectively for the three and nine months ended September 30, 2021 compared to the same periods in 2020, reflecting lower retirement benefit and other costs.
Provision for Income Taxes
-
Federal and State Income Taxes for the three months ended September 30, 2021 decreased $0.7 million compared with the same period in 2020, reflecting lower pre-tax
earnings in the current period. For the nine months ended September 30, 2021, Federal and State Income Taxes increased $1.1 million compared to the same period in 2020, reflecting higher pre-tax
earnings in the current period.
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

Interest Expense, Net ($ millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest Expense
Long-term Debt	$6.5	$6.0	$0.5	$19.8	$18.1	$1.7
Short-term Debt	0.2	0.3	(0.1)	0.5	1.3	(0.8)
Regulatory Liabilities	0.1	0.1	—	0.3	0.2	0.1

Subtotal Interest Expense	6.8	6.4	0.4	20.6	19.6	1.0

Interest (Income)
Regulatory Assets	—	(0.2)	0.2	(0.4)	(0.6)	0.2
AFUDC (1) and Other	(0.3)	(0.6)	0.3	(0.7)	(1.3)	0.6

Subtotal Interest (Income)	(0.3)	(0.8)	0.5	(1.1)	(1.9)	0.8

Total Interest Expense, Net	$6.5	$5.6	$0.9	$19.5	$17.7	$1.8

(1)	AFUDC – Allowance for Funds Used During Construction.
Interest Expense, Net increased $0.9 million, or 16.1%, and $1.8 million, or 10.2%, respectively, in the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily reflecting higher interest on long-term debt, partially offset by lower rates on lower levels of short-term debt.
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
On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a
30-day
option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (the Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The

Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined). At September 30, 2021, September 30, 2020 and December 31, 2020, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $170.7 million for the nine months ended September 30, 2021. Total gross repayments were $194.9 million for the nine months ended September 30, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2021, September 30, 2020 and December 31, 2020:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	30.5	17.3	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$89.5	$102.6	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2021, September 30, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.
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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $9.7 million, $6.0 million and $5.4 million of gas obligations at September 30, 2021, September 30, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas released in September 2021 and payable in October 2021 is $0.1 million and is recorded in Accounts Payable at September 30, 2021. The amount of gas released in September 2020 and payable in October 2020 was less than $0.1 million and was recorded in Accounts Payable at September 30, 2020. The amount of gas released in December 2020 and payable in January 2021 was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of September 30, 2021, there were approximately $0.7 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2021, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Company’s 2020 Form
10-K
for additional information.
LABOR RELATIONS
Unitil’s commitment to excellence begins with its employees. As of September 30, 2021, the Company and its subsidiaries had 513 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.
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
As of September 30, 2021, a total of 165 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2021:

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
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2021 and September 30, 2020 were 1.2% and 1.3%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2021 and September 30, 2020 were 1.2% and 1.8%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.
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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues
Gas	$32.6	$27.5	$151.3	$131.4
Electric	65.5	59.9	182.2	170.3

Total Operating Revenues	98.1	87.4	333.5	301.7

Operating Expenses
Cost of Gas Sales	13.2	9.5	59.1	48.1
Cost of Electric Sales	40.1	35.4	108.8	100.3
Operation and Maintenance	16.7	16.1	51.2	48.6
Depreciation and Amortization	14.8	13.7	44.5	40.7
Taxes Other Than Income Taxes	6.1	5.3	18.5	17.9

Total Operating Expenses	90.9	80.0	282.1	255.6

Operating Income	7.2	7.4	51.4	46.1
Interest Expense, Net	6.5	5.6	19.5	17.7
Other Expense (Income), Net	1.0	1.1	3.4	4.0

Income (Loss) Before Income Taxes	(0.3)	0.7	28.5	24.4
Provision (Benefit) for Income Taxes	(0.3)	0.4	6.9	5.8

Net Income	$—	$0.3	$21.6	$18.6

Net Income Per Common Share (Basic and Diluted)	$—	$0.02	$1.42	$1.25
Weighted Average Common Shares Outstanding – (Basic and Diluted)	15.5	14.9	15.2	14.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	September 30,		December 31,
	2021	2020	2020
ASSETS:

Current Assets :
Cash and Cash Equivalents	$8.8	$8.2	$6.0
Accounts Receivable, Net	46.3	48.6	62.0
Accrued Revenue	38.6	39.1	50.9
Exchange Gas Receivable	10.5	6.5	4.9
Gas Inventory	0.9	0.6	0.6
Materials and Supplies	8.6	8.5	8.5
Prepayments and Other	7.3	5.8	6.4

Total Current Assets	121.0	117.3	139.3

Utility Plant:
Gas	932.8	876.8	920.2
Electric	581.0	545.9	575.9
Common	64.8	63.3	64.1
Construction Work in Progress	84.8	101.0	34.8

Utility Plant	1,663.4	1,587.0	1,595.0
Less: Accumulated Depreciation	426.1	401.7	401.8

Net Utility Plant	1,237.3	1,185.3	1,193.2

Other Noncurrent Assets:
Regulatory Assets	132.4	104.4	127.4
Operating Lease Right of Use Assets	5.1	5.6	5.2
Other Assets	13.2	11.3	12.8

Total Other Noncurrent Assets	150.7	121.3	145.4

TOTAL ASSETS	$1,509.0	$1,423.9	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	September 30,		December 31,
	2021	2020	2020
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$29.5	$25.1	$33.2
Short-Term Debt	30.5	17.3	54.7
Long-Term Debt, Current Portion	10.1	6.3	8.5
Regulatory Liabilities	13.1	10.6	5.5
Energy Supply Obligations	16.1	12.1	10.4
Interest Payable	6.7	7.2	5.0
Environmental Obligations	0.7	0.3	0.3
Other Current Liabilities	19.9	19.3	18.5

Total Current Liabilities	126.6	98.2	136.1

Noncurrent Liabilities:
Retirement Benefit Obligations	166.2	145.0	162.3
Deferred Income Taxes, net	115.7	109.4	109.0
Cost of Removal Obligations	108.2	107.1	105.2
Regulatory Liabilities	42.9	44.7	44.3
Environmental Obligations	1.7	1.9	1.8
Other Noncurrent Liabilities	6.8	7.8	6.9

Total Noncurrent Liabilities	441.5	415.9	429.5

Capitalization:
Long-Term Debt, Less Current Portion	501.3	529.0	523.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 15,971,962, 15,005,881 and 15,012,310 Shares)	331.6	284.8	285.3
Retained Earnings	107.8	95.8	103.7

Total Common Stock Equity	439.4	380.6	389.0
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	439.6	380.8	389.2

Total Capitalization	940.9	909.8	912.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,509.0	$1,423.9	$1,477.9

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net Income	$21.6	$18.6
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	44.5	40.7
Deferred Tax Provision	5.5	3.0
Changes in Working Capital Items:
Accounts Receivable	15.7	6.5
Accrued Revenue	12.3	10.9
Exchange Gas Receivable	(5.6)	(0.4)
Regulatory Liabilities	7.6	3.2
Accounts Payable	(3.7)	(12.5)
Other Changes in Working Capital Items	2.7	0.9
Deferred Regulatory and Other Charges	(8.0)	5.3
Other, net	3.3	(1.3)

Cash Provided by Operating Activities	95.9	74.9

Investing Activities:
Property, Plant and Equipment Additions	(81.5)	(93.6)

Cash (Used in) Investing Activities	(81.5)	(93.6)

Financing Activities:
Repayment of Short-Term Debt, net	(24.2)	(41.3)
Repayment of Long-Term Debt	(20.3)	(15.9)
Issuance of Long-Term Debt	—	95.0
Long-Term Debt Issuance Costs	—	(0.5)
Net Increase in Exchange Gas Financing	5.2	0.5
Decrease in Capital Lease Obligations	(0.1)	—
Dividends Paid	(17.5)	(16.9)
Proceeds from Issuance of Common Stock	45.3	0.8

Cash (Used in) Provided by Financing Activities	(11.6)	21.7

Net Increase in Cash and Cash Equivalents	2.8	3.0
Cash and Cash Equivalents at Beginning of Period	6.0	5.2

Cash and Cash Equivalents at End of Period	$8.8	$8.2

Supplemental Cash Flow Information:
Interest Paid	$17.9	$15.3
Income Taxes Paid	$1.4	$0.8
Payments on Capital Leases	$0.2	$0.2
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$4.2	$0.6
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.9	$1.6
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares) (UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2021

Balance at July 1, 2021	$286.8	$113.8	$400.6
Net Income		—	—
Dividends on Common Shares ($0.38 per share)		(6.0)	(6.0)
Stock Compensation Plans	0.1		0.1
Issuance of 925,493 Common Shares	44.7		44.7

Balance at September 30, 2021	$331.6	$107.8	$439.4

Three Months Ended September 30, 2020
Balance at July 1, 2020	$284.4	$101.1	$385.5
Net Income		0.3	0.3
Dividends on Common Shares ($0.375 per share)		(5.6)	(5.6)
Stock Compensation Plans	0.1		0.1
Issuance of 6,650 Common Shares	0.3		0.3

Balance at September 30, 2020	$284.8	$95.8	$380.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2021
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		21.6	21.6
Dividends on Common Shares ($1.14 per share)		(17.5)	(17.5)
Stock Compensation Plans	1.0		1.0
Issuance of 936,512 Common Shares	45.3		45.3

Balance at September 30, 2021	$331.6	$107.8	$439.4

Nine Months Ended September 30, 2020
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income		18.6	18.6
Dividends on Common Shares ($1.125 per share)		(16.9)	(16.9)
Stock Compensation Plans	1.5		1.5
Issuance of 16,849 Common Shares	0.8		0.8

Balance at September 30, 2020	$284.8	$95.8	$380.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
- Unitil Corporation (Unitil or the Company) is a public utility holding company headquartered in Hampton, New Hampshire. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its
non-regulated
business unit Unitil Resources, Inc. (Unitil Resources).
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
non-regulated
subsidiary.
Basis of Presentation -
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021. For further information, please refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (SEC) on February 2, 2021, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2021
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:

Residential	$7.9	$35.0	$42.9
C&I	14.4	26.8	41.2
Other	0.8	3.2	4.0

Total Billed and Unbilled Revenue	23.1	65.0	88.1
Rate Adjustment Mechanism Revenue	9.5	0.5	10.0

Total Gas and Electric Operating Revenues	$32.6	$65.5	$98.1

	Three Months Ended September 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$7.0	$35.3	$42.3
C&I	11.6	24.1	35.7
Other	1.4	1.4	2.8

Total Billed and Unbilled Revenue	20.0	60.8	80.8
Rate Adjustment Mechanism Revenue	7.5	(0.9)	6.6

Total Gas and Electric Operating Revenues	$27.5	$59.9	$87.4

	Nine Months Ended September 30, 2021
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$60.5	$104.0	$164.5
C&I	86.2	78.2	164.4
Other	7.6	6.9	14.5

Total Billed and Unbilled Revenue	154.3	189.1	343.4
Rate Adjustment Mechanism Revenue	(3.0)	(6.9)	(9.9)

Total Gas and Electric Operating Revenues	$151.3	$182.2	$333.5

	Nine Months Ended September 30, 2020
Gas and Electric Operating Revenues ($ millions):	Gas	Electric	Total
Billed and Unbilled Revenue:
Residential	$52.4	$99.9	$152.3
C&I	72.9	68.7	141.6
Other	5.6	4.9	10.5

Total Billed and Unbilled Revenue	130.9	173.5	304.4
Rate Adjustment Mechanism Revenue	0.5	(3.2)	(2.7)

Total Gas and Electric Operating Revenues	$131.4	$170.3	$301.7

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
Income Taxes -
The Company is subject to Federal and State income taxes and various other business taxes. The Company’s process for determining income tax amounts involves estimating the Company’s current tax liabilities, and assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consoli
d
ated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2021, September 30, 2020 and December 31, 2020, the Unitil subsidiaries had deposited $5.7 million, $4.7 million and $2.4 million, respectively to satisfy their
ISO-NE
obligations.
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
Allowance for Doubtful Accounts -
The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances and management’s assessment of current and expected economic conditions, customer trends, or other factors such as the extent and duration of any shutoff or collection moratoriums. The Company also calculates the amount of written-off
receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assum
p
tions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.
The Allowance for Doubtful Accounts as of September 30, 2021, September 30, 2020 and December 31, 2020, was as follows:

($ millions)
	September 30,		December 31,
	2021	2020	2020
Allowance for Doubtful Accounts	$4.3	$1.6	$3.3

Accounts Receivable, Net includes $4.2 million, $1.5 million, and $3.1 million of the Allowance for Doubtful Accounts at September 30, 2021, September 30, 2020 and December 31, 2020, respectively. Unbilled Revenues, net (a component of Accrued Revenue, shown in the table below) includes $0.1 million, $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at September 30, 2021, September 30, 2020 and December 31, 2020, respectively.
Accrued Revenue -
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2021, September 30, 2020 and December 31, 2020.

	September 30,		December 31,
Accrued Revenue ($ millions)	2021	2020	2020
Regulatory Assets – Current	$30.6	$31.7	$37.3
Unbilled Revenues	8.0	7.4	13.6

Total Accrued Revenue	$38.6	$39.1	$50.9

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2021, September 30, 2020 and December 31, 2020
.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2021	2020	2020
Northern Utilities	$9.7	$6.0	$4.4
Fitchburg	0.8	0.5	0.5

Total Exchange Gas Receivable	$10.5	$6.5	$4.9

Gas Inventory
-
The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of September 30, 2021, September 30, 2020 and December 31, 2020.

	September 30,		December 31,
Gas Inventory ($ millions)	2021	2020	2020
Natural Gas	$0.4	$0.2	$0.2
Propane	0.4	0.3	0.3
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.9	$0.6	$0.6

Utility Plant -
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2021, September 30, 2020 and December 31, 2020, the Company estimates that the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations are $108.2 million, $107.1 million, and $105.2 million, respectively.
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
As of September 30, 2021, September 30, 2020 and December 31, 2020, the Company has recorded $9.5 million, $7.1 million and $6.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the table below. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2021	2020	2020
Retirement Benefits	$107.0	$81.0	$103.7
Energy Supply & Other Rate Adjustment Mechanisms	27.3	28.9	34.1
Deferred Storm Charges	3.4	4.4	4.1
Environmental	4.8	6.1	5.2
Income Taxes	2.8	3.6	3.4
Other Deferred Charges	17.7	12.1	14.2

Total Regulatory Assets	$163.0	$136.1	$164.7
Less: Current Portion of Regulatory Assets (1)	30.6	31.7	37.3

Regulatory Assets – noncurrent	$132.4	$104.4	$127.4

(1)	Reflects amounts included in Accrued Revenue, discussed above, on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2021	2020	2020
Income Taxes (Note 8)	$44.6	$45.8	$45.5
Rate Adjustment Mechanisms	11.3	9.2	4.1
Other	0.1	0.3	0.2

Total Regulatory Liabilities	$56.0	$55.3	$49.8
Less: Current Portion of Regulatory Liabilities	13.1	10.6	5.5

Regulatory Liabilities - noncurrent	$42.9	$44.7	$44.3

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Regulatory Assets at September 30, 2021 include $8.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but wit
h
out a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of accounting rules for regulated operations, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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
Investments in Marketable Securities
-
The Company has a trust through which it invests in a money market fund. These investments are intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See further discussion of the SERP in Note 9.)
At September 30, 2021, September 30, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.6 million, $5.7 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Money Market Fund	$5.6	$5.7	$5.7
Total Marketable Securities	$5.6	$5.7	$5.7

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
At September 30, 2021, September 30, 2020 and December 31, 2020, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.5 million, $0.5 million and $0.5 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2021	2020	2020
Equity Funds	$0.1	$0.2	$0.2
Money Market Funds	0.4	0.3	0.3

Total Marketable Securities	$0.5	$0.5	$0.5

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2021	2020	2020
Exchange Gas Obligation	$9.7	$6.0	$4.4
Renewable Energy Portfolio Standards	6.4	5.8	5.7
Power Supply Contract Divestitures	—	0.3	0.3

Total Energy Supply Obligations	$16.1	$12.1	$10.4

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
Renewable Energy Portfolio Standards
-
Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities appr
o
ved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded in Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity A
c
t, 2016). The generating facilities associated with eight of these contracts have been constructed and are now operating. Two additional contracts are scheduled to become commercial in 2021. In 2020, three of the long-term contracts were terminated due to an inability to meet critical milestones. In 2018, the Company filed two long-term contracts with the MDPU, one for offshore wind generation and another for imported hydroelectric power and associated transmission. Those contracts were approved in 2019. In 2019, the Company participated in an additional statewide procurement for offshore wind generation and the resulting contracts were filed with the MDPU during the first quarter of 2020. An Order approving the contracts was issued by the MDPU in November 2020. On November 25, 2020 the Office of the Attorney General filed a Motion for Reconsideration of the MDPU’s order regarding remuneration, which was denied. The MDPU order is now final. In compliance with An Act to Promote a Clean Energy Future (2018), in late 2020 in coordination with the other electric utilities in Massachusetts, the Company began efforts on the next long-term renewable procurement which will seek up to an additional 1,600 megawatts (MW) of offshore wind generation. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil

Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of September 30, 2021, Fitchburg has fully recovered its power supply-related stranded costs and Unitil Energy has less than $0.1 million remaining to recover. The obligations related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with corresponding regulatory assets recorded in Accrued Revenue.
Subsequent Events -
The Company evaluates all events or transactions through the date of the related filing. During the period subsequent to the balance sheet date and through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 – DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/27/21	11/29/21	11/15/21	$ 0.380
07/28/21	08/27/21	08/13/21	$ 0.380
04/28/21	05/28/21	05/14/21	$ 0.380
01/27/21	02/26/21	02/12/21	$ 0.380
10/28/20	11/30/20	11/16/20	$ 0.375
07/29/20	08/28/20	08/14/20	$ 0.375
04/29/20	05/29/20	05/15/20	$ 0.375
01/29/20	02/28/20	02/14/20	$ 0.375

NOTE 3 – SEGMENT INFORMATION
The following table provides significant segment financial data for the three and nine months ended September 30, 2021 and September 30, 2020:

	Gas	Electric	Non- Regulated	Other	Total
Three Months Ended Sept. 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$23.1	$65.0	$—	$—	$88.1
Rate Adjustment Mechanism Revenue	9.5	0.5	—	—	10.0
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$32.6	$65.5	$—	$—	$98.1

Segment Profit (Loss)	(4.1)	4.4	—	(0.3)	—
Capital Expenditures	28.5	10.1	—	0.4	39.0
Three Months Ended Sept. 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$20.0	$60.8	$—	$—	$80.8
Rate Adjustment Mechanism Revenue	7.5	(0.9)	—	—	6.6
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$27.5	$59.9	$—	$—	$87.4

Segment Profit (Loss)	(3.6)	4.4	—	(0.5)	0.3
Capital Expenditures	27.4	16.0	—	1.4	44.8
Nine Months Ended Sept. 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$154.3	$189.1	$—	$—	$343.4
Rate Adjustment Mechanism Revenue	(3.0)	(6.9)	—	—	(9.9)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$151.3	$182.2	$—	$—	$333.5

Segment Profit (Loss)	12.1	10.7	0.1	(1.3)	21.6
Capital Expenditures	51.7	28.8	—	1.0	81.5
Segment Assets	906.2	583.6	—	19.2	1,509.0
Nine Months Ended Sept. 30, 2020 ($ millions)
Revenues:
Billed and Unbilled Revenue	$130.9	$173.5	$—	$—	$304.4
Rate Adjustment Mechanism Revenue	0.5	(3.2)	—	—	(2.7)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$131.4	$170.3	$—	$—	$301.7

Segment Profit	8.6	10.1	—	(0.1)	18.6
Capital Expenditures	50.0	39.9	—	3.7	93.6
Segment Assets	845.0	556.3	—	22.6	1,423.9

NOTE 4 –DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at September 30, 2021, September 30, 2020 and December 31, 2020 are shown below:

($ millions)	September 30,		December 31,
	2021	2020	2020
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$—	$20.0	$15.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	3.0	4.5	3.0
6.96% Senior Secured Notes, Due September 1, 2028	14.0	16.0	16.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	—	3.8	1.9
6.79% Senior Notes, Due October 15, 2025	10.0	10.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	9.6	10.8	10.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.5	—	4.7

Total Long-Term Debt	515.1	539.1	535.4
Less: Unamortized Debt Issuance Costs	3.7	3.8	3.8

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	511.4	535.3	531.6
Less: Current Portion	10.1	6.3	8.5

Total Long-term Debt, Less Current Portion	$501.3	$529.0	$523.1

Fair Value of Long-Term Debt
-
Currently, the Company believes that there is no active market in the Company’s debt securities, which have all been sold through private placements. If there were an active market for the Company’s debt securities, the fair value of the Company’s long-term debt would be estimated based on the quoted market prices for the same or similar issues, or on the current ra
t
es offered to the Company for debt of the same remaining maturities. The fair value of the Company’s long-term debt is estimated using Level 2 inputs (valuations based on quoted prices available in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are directly observable, and inputs derived principally from market data.) In estimating the fair value of the Company’s long-term debt, the assumed market yield reflects the Moody’s Baa Utility Bond Average Yield. Costs, including prepayment costs, associated with the early settlement of long-term debt are not taken into consideration in determining fair value.

($ millions)	September 30,		December 31,
	2021	2020	2020
Estimated Fair Value of Long-Term Debt	$598.2	$631.7	$633.1

On July 25, 2018, the Company entered i
n
to a Second Amended and Restated Credit Agreement and related documents (collectively, the Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility extends to
July 25, 2023, subject to two
one-year
extensions under certain circumstances, and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month
London Interbank Offered Rate plus 1.125%. The Company may increase the borrowing limit under the Credit Facility by up to $50 million under certain circumstances.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $170.7 million for the nine months ended September 30, 2021. Total gross repayments were $194.9 million for the nine months ended September 30, 2021. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30 2021, September 30, 2020 and December 31, 2020:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2021	2020	2020
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	30.5	17.3	54.7
Letter of Credit Outstanding	—	0.1	0.1

Available	$89.5	$102.6	$65.2

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At September 30, 2021, September 30, 2020 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.2% and 1.3% for the three months ended September 30, 2021 and September 30, 2020, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.2% and 1.8% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2020 was 1.7%.
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was
$9.7 million, $6.0 million and $5.4
million of gas obligations at September 30, 2021, September 30, 2020 and December 31, 2020, respectively, related to these asset management agreements. The amount of gas released in September 2021 and payable in October 2021 is
 $0.1
million and is recorded in Accounts Payable at September 30, 2021. The amount of gas released in September 2020 and payable in October 2020 was less than
 $0.1
million and was recorded in Accounts Payable at September 30, 2020. The amount of gas released in December 2020 and payable in January 2021 was
$1.0 million and was recorded in Accounts Payable at December 31, 2020.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2021, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended September 30, 2021 and 2020 amounted to $0.5 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2021 and 2020 amounted to $1.4 million and $1.4 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations ($ millions)	2021	2020	2020
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.6	$1.5
Other Noncurrent Liabilities (long-term portion)	3.5	4.0	3.7

Total Operating Lease Obligations	$5.1	$5.6	$5.2

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.2	$0.2	$0.2
Other Noncurrent Liabilities (long-term portion)	0.2	0.3	0.2

Total Capital Lease Obligations	$0.4	$0.5	$0.4

Total Lease Obligations	$5.5	$6.1	$5.6

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2021 and September 30, 2020 was $1.4 million and $1.4 million and was in
c
luded in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.7 million, $1.1 million and $1.0 million as of September 30, 2021, September 30, 2020 and December 31, 2020, respectively, less accumulated amortization of $0.3 million, $0.6 million and $0.5 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2021. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.5 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2021. The payments for capital leases consist of $0.2 million of current capital lease obligations, which are included in Other Current Liabilities and $0.2 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2021.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2021	$479	$39
2022	1,695	150
2023	1,399	107
2024	1,069	52
2025	503	20
2026-2030	320	—

Total Payments	5,465	368

Less: Interest	365	15

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,100	$353

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2021, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.0%. As of September 30, 2020, the weighted average remaining lease term was 4.0 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 15,971,962, 15,005,881 and 15,012,310 shares of common stock outstanding at September 30, 2021, September 30, 2020 and December 31, 2020, respectively.
Unitil Corporation Common Stock Offering
- On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds will be used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a
30-day
 option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately
 $5.9
million.

The proceeds will be
used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
Dividend Reinvestment and Stock Purchase Plan -
During the first nine months of 2021, the Company sold 16,512 shares of its common stock, at an average price of $48.52 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $801,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
Restricted Shares
Outstanding awards of Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Com
p
any, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an Award. For purposes of compensation expense, Restricted Shares vest immediately upon a participant becoming eligible for retirement, as defined in the Stock Plan. Prior to the end of the vesting period, the restricted sha
r
es are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death.
On January 26, 2021, 23,140 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $0.9 million. There were 57,408 and 59,813 non-vested
shares under the Stock Plan as of September 30, 2021 and 2020, respectively. The weighted average grant date fair value of these shares was $49.61 and $54.41, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.4 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was approximately $0.7 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. During the nine months ended September 30, 2021 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management
members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2021 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)

	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2020	43,192	$41.34
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	1,032	$48.10
Restricted Stock Units Settled	—	—

Restricted Stock Units as of September 30, 2021	44,224	$41.49

There were 39,057 Restricted Stock Units outstanding as of September 30, 2020 with a weighted average stock price of $41.54. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2021, September 30, 2020 and December 31, 2020 is $0.8 million, $0.6 million and $0.8 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock
There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2021. There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2020 and December 31, 2020. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three and nine month periods ended September 30, 2021 and September 30, 2020, respectively.

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
Rate Case Activity
Northern Utilities - Base Rates - Maine -
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates and released the third-party audit report. The audit report findings included highlighting the Company’s effective implementation efforts while also suggesting potential excess costs of approximately $5.0 million out of the total cost of $36.8 million. The total cost for the customer information system is allocated across all of Unitil’s distribution utility subsidiary companies. The Company disagrees with many of the characterizations of findings contained in the audit report, as well as many of the report’s opinions and conclusions concerning those findings. On June 30, 2021, the Company filed testimony and exhibits with the MPUC rebutting the assertions made in the audit. The Company continues to believe that the customer information system costs were prudently incurred and continues
to pursue recovery of the customer information system costs in rates. The Company believes that the ultimate outcome of the investigation will not have a material effect on its financial position, operating results or cash flows.
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

Northern Utilities - Base Rates - New Hampshire -
On August 2, 2021, Northern Utilities filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $7.8 million, which represents an increase of 8.1% over total annual revenue at present rates. The multi-year rate filing includes a revenue decoupling mechanism and an Arrearage Management Program for financial hardship customers. Northern Utilities also requested implementation of temporary rates for service rendered on and after October 1, 2021. On September 30, 2021, the NHPUC approved a settlement providing for a temporary rate increase of $2.6 million, effective October 1, 2021. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates.
Unitil Energy - Base Rates -
On April 2, 2021, Unitil Energy filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $12.0 million, which represents an increase of 4.4% above present rates. Unitil Energy also requested implementation of temporary rates for service rendered on and after June 1, 2021, and until a final order on permanent rates is issued. The filing includes (1) a proposed multi-year rate plan, (2) a revenue decoupling mechanism, (3) a Grid Modernization plan that includes a group of foundational grid modernization projects, (4) a suite of proposed time of use (TOU) rates including rates for electric vehicles (EV), (5) an EV infrastructure development program which includes rebates for residential customers for the installation of smart charging equipment and a public “make-ready” program for general service customers under which the Company will install the infrastructure required to connect an EV charger, (6) a Marketing, Communications, and Education Plan to engage with customers about the TOU rates and EV program offerings, (7) resiliency programs to further the Company’s commitment to reliability, (8) an Arrearage Management Program for financial hardship customers, and (9) other rate design and tariff changes. On April 24, 2020, the Governor of New Hampshire issued an executive order that extended the NHPUC’s authority to suspend rate schedules by six months, from 12 to 18 months, to conduct its investigation of a utility company’s request to increase rates. On April 6, 2021, the NHPUC determined that the extension applies to this proceeding, but stated it will endeavor to set final rates as expeditiously as possible. On May 27, 2021, the NHPUC approved a settlement agreement providing for a temporary rate increase of $4.5 million in annual electric distribution revenues, effective June 1, 2021. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates.
Fitchburg - Base Rates - Electric -
Fitchburg’s base rates are decoupled in order to mitigate economic, weather and energy efficiency affect to the Company’s revenues and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with th
e
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

Fitchburg - Base Rates - Gas -
Pursuant to its revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established rev
e
nue per customer target in order to mitigate economic, weather and energy efficiency affect to the Company’s revenues. The MDPU consistently has found the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.
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
Fitchburg - Gas System Enhancement Program -
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s most recent forward-looking filing, filed on October 30, 2020, requested recovery of approximately $2.2 million, and received final approval on April 29, 2021, effective May 1, 2021. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
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
On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021.
Other Matters
Fitchburg - Grid Modernization
-
On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functio
n
ality, and a four-year short-term investment plan which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. The GMP is subject to review and approval by the MDPU and remains pending.

Fitchburg - Grid Modernization Cost Recovery Factor
-
On April 15, 2021, Fitchburg filed its Grid Modernization Factor (GMF) rate adjustment and reconciliation filing pursuant to the Company’s proposed GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF was approved on May 27, 2021, effective June 1, 2021, subject to further investigation and reconciliation.
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
GHG goal. The study is to include an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources. On or before March 1, 2022, each LDC is required to submit a proposal to the MDPU that includes the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Report. Prior to filing the Report and the LDCs’ proposals, the LDCs are directed to engage in a stakeholder process to solicit feedback and advice on both the Report and the proposals. Fitchburg is actively involved in the LDCs’ joint effort to respond to the MDPU’s directives.
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
the MDPU issued an order which, among other provisions, allows the utility companies to defer for future recovery bad debt expense in excess of a baseline. On July 7, 2021, the NHPUC issued an order which declined to authorize New Hampshire’s rate-regulated utilities’ establishment of a regulatory asset for incremental bad debt or waived late payment fees related to the
COVID-19
pandemic. The NHPUC stated that these costs will be addressed in each utility’s next rate case. On September 7, 2021, the NHPUC clarified its July 7 Order, determining that it has not foreclosed rate-regulated utilities from utilizing accounting mechanisms to defer costs in order to seek recovery in a future rate proceeding, and that Unitil Energy’s and Northern Utilities’ respective pending rate cases are the appropriate venue to address incremental bad debt and/or waived late payment fees resulting from the
COVID-19
public health emergency orders and directives.
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
The EDCs issued a second RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This solicitation sought to procure the remaining obligation under 83C to procure an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020. On November 5, 2020, the MDPU approved the Offshore Wind Energy Generation power purchase agreements. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the pub
l
ic interest. On November 25, 2020 the Office of the Attorney General filed a Motion for Reconsideration of the MDPU’s order regarding remuneration, which was denied. The MDPU order is now final. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
In accordance with the requirement of Chapter 227 of the Acts of 2018, An Act to Advance Clean Energy, signed August 9, 2018, Massachusetts Department of Energy Resources (MDOER) prepared a report on the necessity, benefits and costs of requiring the EDCs to competitively conduct offshore wind generation RFPs for up to an additional 1,600 MW. The MDOER filed its report with the Legislature in May, 2019, recommending that, “the EDCs should proceed with additional offshore wind solicitations for up to 1,600 MW of offshore wind in 2022 and 2024 and only enter into contracts if found to be cost-effective.” On March 10, 2021, Fitchburg, along with the other MA EDCs, filed a petition with the MDPU for approval of a proposed timetable and method of solicitation and execution of long-term contracts for up to an additional 1,600 MW of off shore wind generation. On May 5, 2021, the DPU approved the proposed timetable and method for the solicitation, and the RFP was issued on May 7, 2021. Responsive proposals were received on September 16, 2021, and project selection is scheduled for December 17, 2021.
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
England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates has been resolved. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC reje
c
ted the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETO’s filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETO’s, Municipal Pool Transmission Facility Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. On June 15, 2020 a settlement was filed. The FERC approved the settlement agreement on December 28, 2020. Under the terms of the settlement agreement, the negotiated formula rates will take effect on January 1, 2022. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent that these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

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
NOTE 7 – ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2020 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 2, 2021.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2021, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities anticipates submittal of the review by November 2021. In anticipation of the NH DES approval of the work plan, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations.

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
In August 2021, the Mass DEP issued a Notice of
Non-compliance
to FGE following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse, which should be completed by June 2022.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
Unitil Energy - Kensington Distribution Operations Center -
Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contami
n
ants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation and identify whether there is a need to conduct further investigation or remedial actions, which should be completed by June 2022.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2021 and 2020.

Environmental Obligations ($ millions)
	September 30,
	2021	2020
Total Balance at Beginning of Period	$2.1	$2.7
Additions	0.6	0.1
Less: Payments / Reductions	0.3	0.6

Total Balance at End of Period	2.4	2.2

Less: Current Portion	0.7	0.3

Noncurrent Balance at End of Period	$1.7	$1.9

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Nine Months Ended September 30
	2021	2020
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(3)	(5)
Other, net	—	1

Effective Income Tax Rate	24%	23%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company; the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at September
30
,
2021
in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December
31
,
2018
, December
31
,
2019
, and December
31
,
2020
.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company’s financial statements as of December 31, 2020. Additionally, the CARES Act enacted the
 Employee Retention Credit (ERC)
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
ERC
through December 31, 2021, and other future governmental revenue producing provisions, such as expanding the scope for deduction limitations on executive compensation in future years.
The Company has evaluated each of the CARES, CAA and ARPA provisions and determined that they do not have a material effect on the Company’s financial statements as of
September
 30, 2021. The Company has recorded a reduction in payroll taxes related to the ERC for $0.6 million in the third quarter of 2020 and $0.4 million in the nine months ended September 30, 2021. These were recorded as a reduction to payroll tax expense which is recorded in Taxes Other Than Income Taxes in the Consolidated Statements of Earnings.

Income tax filings for the year ended December 31, 2020 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2020 which were filed with the IRS in October 2021, the Company generated federal
Net Operating Loss Carryforward
(
NOLC
)
assets of $5.4 million principally due to tax repairs expensing and tax depreciation. In addition, at September 30, 2021, the Company had $0.3 million of cumulative state tax credit carryforwards to offset against future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2023.
In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. The Company recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017 as a result of the ADIT revaluation. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. Approximately $1.8 million of excess ADIT was created through reconciling mechanisms at December 31, 2017, which had not been previously collected from customers through utility rates. The Company reconciled these excess ADIT amounts through the specific reconciliation mechanisms in each of those individual reconciling mechanisms which were reviewed by state regulators. In addition to the $48.9 million of net excess ADIT, as of December 31, 2018, there was $2.0 million of remaining excess ADIT created by the recognition of NOLC, and related to the implementation of the new federal tax rate of the TCJA, which had not been previously included in utility rates. The Company recognized the benefit of this excess ADIT in accordance with the regulatory treatment of excess ADIT for each jurisdiction. In 2019, the Company recognized $1.7 million of this amount and the remaining $0.3 million was recognized in 2020.
Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and, as prescribed in the TCJA, recent FERC guidance and IRS normalization rules, the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years
. As of September 30, 2021, the Company flowed back $2.7 million to customers in its Massachusetts, Maine, and federal jurisdictions. New Hampshire liabilities will begin to flow back once rate proceedings have finalized in that jurisdiction.
NOTE 9: RETIREMENT BENEFIT OBLIGATIONS
The Company
co-sponsors
the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation SERP to provide certain pension and postretirement benefits for its retirees and current employees. Please see Note 10 to the Consolidated Financial Statements in the Company’s
Form 10-K
for the year ended December 31, 2020 as filed with the SEC on February 2, 2021 for additional information regarding these plans.

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2021	2020
Discount Rate	2.50%	3.25%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.40%
Health Care Cost Trend Rate Assumed for Next Year	6.60%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029
The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2021	2020	2021	2020	2021	2020
Service Cost	$868	$829	$759	$673	$89	$70
Interest Cost	1,250	1,445	685	782	114	137
Expected Return on Plan Assets	(2,422)	(2,254)	(627)	(515)	—	—
Prior Service Cost Amortization	76	80	302	301	14	15
Actuarial Loss Amortization	2,021	1,618	260	187	372	259

Sub-total	1,793	1,718	1,379	1,428	589	481
Amounts Capitalized and Deferred	(944)	(861)	(904)	(860)	(178)	(144)

Net Periodic Benefit Cost Recognized	$849	$857	$475	$568	$411	$337

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2021	2020	2021	2020	2021	2020

Service Cost	$2,604	$2,491	$2,275	$2,023	$266	$212
Interest Cost	3,752	4,332	2,055	2,341	343	412
Expected Return on Plan Assets	(7,268)	(6,764)	(1,881)	(1,547)	—	—
Prior Service Cost Amortization	226	240	906	907	42	43
Actuarial Loss Amortization	6,065	4,854	784	559	1,117	777

Sub-total	5,379	5,153	4,139	4,283	1,768	1,444
Amounts Capitalized and Deferred	(2,544)	(2,298)	(2,358)	(2,087)	(534)	(434)

Net Periodic Benefit Cost Recognized	$2,835	$2,855	$1,781	$2,196	$1,234	$1,010

Employer Contributions
As of September 30, 2021, the Company had made $4.1 million and $2.8 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2021. The Company, along with its subsidiaries, expects to continue to make contributions to its Pe
n
sion and PBOP Plans in 2021 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of September 30, 2021, the Company had made $0.5 million of benefit payments under the SERP Plan in 2021. The Company presently anticipates making an additional $0.1 million of benefit payments under the SERP Plan in 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4
.
Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2021 that the Company’s disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e)
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
There were no sales of unregistered equity securities by the Company during the fiscal quarter ended September 30, 2021.
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
The following table shows information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/21 – 7/31/21	—	—	—	$808
8/1/21 – 8/31/21	—	—	—	$350,500
9/1/21 – 9/30/21	—	—	—	$350,500

Total	—	—	—

Item 5. Other Information
On November 2, 2021, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2021. The press release is furnished with this Quarterly Report on
Form 10-Q
as Exhibit 99.1.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
1.1
Underwriting Agreement dated April 4, 2021 among Unitil Corporation, on the one hand, and RBC Capital Markets, LLC and BofA Securities, Inc., on the other hand, for themselves and as representatives of the several underwriters named therein.
Exhibit 1.1 to Form 8-K dated August 3, 2021 (File No. 1-8858)

11	Computation of Earnings Per Average Common Share	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 2, 2021 Announcing Earnings For the Quarter Ended September 30, 2021.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 2, 2021	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: November 2, 2021	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer