Form 10-K
period 2021-12-31
UNITIL CORP
filed 2022-02-01
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
12b-2
of the Act).     Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on June 30, 2021, the aggregate market value of common stock held by non-affiliates
of the registrant was $785,923,009.
The number of shares of the registrant’s common stock outstanding was 15,978,791 as of January 28, 2022.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2022 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION
FORM 10-K
For the Fiscal Year Ended December 31, 2021

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

•
fluctuations in the supply of, demand for, and the prices of, electric and gas energy commodities and transmission and transportation capacity and the Company’s ability to recover energy supply costs in its rates;

•	catastrophic events;

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
Unitil’s principal business is the local distribution of electricity and natural gas to 194,275 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve 107,680 electric customers and 86,595 natural gas customers.

	Customers Served as of December 31, 2021
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	66,331	11,315	77,646
Fitchburg	25,983	4,051	30,034

Total Electric	92,314	15,366	107,680

Natural Gas:
Northern Utilities	53,700	16,698	70,398
Fitchburg	14,482	1,715	16,197

Total Natural Gas	68,182	18,413	86,595

Total Customers Served	160,496	33,779	194,275

Unitil had an investment in Net Utility Plant of $1,257.2 million at December 31, 2021. The Company’s total operating revenue was $473.3 million in 2021. Unitil’s operating revenue is substantially derived from regulated electric and natural gas distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, on

May 1, 2003 Unitil Power ceased being the wholesale supplier of Unitil Energy and divested its long-term power supply contracts through the sale of the entitlements to the electricity associated with various electric power supply contracts it had acquired to serve Unitil Energy’s customers. In the period since, Unitil Power continued to flow revenues and expenses from remaining contracts to Unitil Energy under the Amended Unitil System Agreement. The last of those contracts expired October 31, 2020, and the Company no longer has material revenues or expenses associated with those contracts.
Unitil has three other wholly-owned non-utility subsidiaries: Unitil Service, Unitil Realty, and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested in the first quarter of 2019, were indirect subsidiaries that were wholly-owned by Unitil Resources. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States. See additional discussion of the divestiture of Usource in “Divestiture of Non-Regulated Business Subsidiary” in Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements. For segment information relating to each segment’s revenue, earnings and assets, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.
OPERATIONS
Electric Distribution Utility Operations
Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $248.5 million in 2021, which represents about 53% of Unitil’s total operating revenue. The Company’s GAAP Electric Gross Margin was $71.5 million in 2021. The Company’s Electric Adjusted Gross Margin (a non-GAAP financial measure) was $97.4 million in 2021, or 42% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.
The primary business of Unitil’s electric utility operations is the local distribution of electricity to customers in its service territory in New Hampshire and Massachusetts. All of Unitil Energy’s and Fitchburg’s electric customers are entitled to purchase their supply of electricity from third-party competitive suppliers, while Unitil Energy and Fitchburg remain their electric distribution company. Both Unitil Energy and Fitchburg supply electricity to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with electricity supply being recovered on a pass-through basis through regulated reconciling rate mechanisms that are periodically adjusted.
Unitil Energy distributes electricity to 77,646 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns, and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, as well as firms engaged in the aviation, defense, healthcare and education sectors. Unitil Energy’s 2021 electric operating revenue was $172.3 million, of which approximately 56% was derived from residential sales and 44% from commercial and industrial (C&I) sales.
Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles.

Electricity is distributed by Fitchburg to 30,034 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, precision machining and molding, non-lethal ballistics manufacturing, specialty chemicals compounding, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2021 electric operating revenue was $76.2 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.
Natural Gas Operations
Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $224.8 million in 2021, which represents about 47% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $100.4 million in 2021. The Company’s Gas Adjusted Gross Margin (a non-GAAP financial measure) was $133.1 million in 2021, or 58% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.
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
Natural gas is distributed by Northern Utilities to 70,398 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, paper, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2021 gas operating revenue was $176.7 million, of which approximately 38% was derived from residential firm sales and 62% from C&I firm sales.
Natural gas is distributed by Fitchburg to 16,197 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, cannabis growing and processing facilities, printing, educational institutions. Fitchburg’s 2021 gas operating revenue was $40.1 million, of which approximately 58% was derived from residential firm sales and 42% from C&I firm sales.
Gas Transmission Pipeline Operations
Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $8.0 million in 2021. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers.
Seasonality
The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the colder weather seasons of the year as a result of higher sales of natural gas used for heating-related purposes. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by weather conditions and the temperature in the winter and summer seasons.
Unitil Energy, Fitchburg and Northern Utilities are not dependent on a single customer, or a few customers, for their electric and natural gas sales.
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
The results of Unitil’s other non-utility subsidiaries, Unitil Service and Unitil Realty, and the holding company, are included in the Company’s consolidated results of operations. The results of these non-utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income. For segment information, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.
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
Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms.
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

Also see Note 6 (Energy Supply) and Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information regarding rates and regulation.
EMPLOYEES
Unitil’s commitment to excellence begins with its employees. As of December 31, 2021, the Company and its subsidiaries had 508 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.
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
As of December 31, 2021, a total of 167 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2021:

	Employees Covered	CBA Expiration
Fitchburg	43	05/31/2022
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	38	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	40	05/31/2023
Unitil Service	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
AVAILABLE INFORMATION
The Internet address for the Company’s website is
unitil.com
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
INVESTOR INFORMATION
Annual Meeting
The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 27, 2022, at 11:30 a.m.

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
To meet existing and future customer demands for electricity and natural gas, the Company must acquire sufficient supplies of electricity and natural gas. In addition, the Company must contract for reliable and adequate upstream transmission and transportation capacity for its distribution systems while considering the dynamics of the natural gas interstate pipelines and storage, the electric transmission markets and its own on-system resources. The Company’s financial condition or results of operations may be adversely affected if the future availability of electric and natural gas supply were insufficient to meet future customer demands for electricity and natural gas.

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
Approximately one-third of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Disputes with the unions over terms and conditions of the agreements could result in instability in the Company’s labor relationships and work stoppages that could affect the timely delivery of electricity and natural gas, which could strain relationships with customers and state regulators and cause a loss of revenues. The Company’s collective bargaining agreements may also increase the cost of employing its union workforce, affect its ability to continue offering market-based salaries and employee benefits, limit its flexibility in dealing with its workforce, and limit its ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect the Company’s financial condition and results of operations.
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
Regulatory authorities also have authority with respect to the Company’s ability to recover its electricity and natural gas supply costs, as incurred by Unitil Power, Unitil Energy, Fitchburg, and Northern Utilities. If the Company is unable to recover a significant amount of these costs, or if the Company’s recovery of these costs is significantly delayed, the Company’s financial condition, results of operations, or cash flows could be adversely affected.
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
The Company’s utility operations are generally subject to extensive federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, natural resources, and the health and safety of the Company’s employees. The Company’s utility operations also may be subject to new and emerging federal, state and local legislative and regulatory initiatives related to climate change or greenhouse gas emissions including the U.S. Environmental Protection Agency’s mandatory greenhouse gas reporting rule. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties and other sanctions; imposition of remedial requirements; and issuance of injunctions to ensure future compliance. Liability under certain environmental laws and regulations is strict, joint and several in nature. Although the Company believes it is in material compliance with all applicable environmental and safety laws and regulations, we cannot assure you that the Company will not incur significant costs and liabilities in the future. Moreover, it is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations, including those related to climate change or greenhouse gas emissions, could result in increased environmental compliance costs. Additionally, unforeseen or changing circumstances could adversely affect the reduction of Company-wide direct greenhouse gas emissions.
FINANCIAL RISKS
The Company may not be able to obtain financing, or may not be able to obtain financing on acceptable terms, which could adversely affect the Company’s financial condition and results of operations.
The Company requires capital to fund utility plant additions, working capital and other utility expenditures. While the Company derives the capital necessary to meet these requirements primarily from internally generated funds, the Company supplements internally generated funds by incurring short-term and long-term debt, as needed. Additionally, from time to time the Company has accessed the public capital markets through public offerings of equity securities. A downgrade of our credit rating or events beyond our control, such as a disruption in global capital and credit markets, could increase our cost of borrowing and cost of capital or restrict our ability to access the capital markets and negatively affect our ability to maintain and to expand our businesses.
The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2021, the Company had approximately $64.1 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability, to borrow under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.
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
The terms of the Company’s and its subsidiaries’ indebtedness impose various restrictions on the Company’s business operations, including the ability of the Company and its subsidiaries to incur additional indebtedness. These restrictions could adversely affect the Company’s financial condition, results of operations, and cash flows. See sections titled
Liquidity, Commitments and Capital Requirements
in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements for a more detailed discussion of these restrictions.
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
In addition, before the Company can pay dividends on its common stock, it must satisfy its debt obligations and comply with any statutory or contractual limitations.
As of February 1, 2022, the Company’s current effective annualized dividend is $1.56 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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
The Company’s results of operations are expected to reflect the seasonal nature of the natural gas business. Annual gas revenues are substantially realized during the colder weather seasons of the year as a result of higher sales of natural gas used for heating-related purposes. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the result of operations. Sales of electricity are generally less sensitive to weather than natural gas sales, but may also be affected by the weather conditions and the temperature in both the winter and summer seasons.
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
The electricity and natural gas supply requirements of the Company’s customers are fulfilled by the Company or, in some instances and as allowed by state regulatory authorities, by third-party suppliers who contract directly with customers. In either scenario, significant increases in electricity and natural gas commodity prices may negatively affect the Company’s ability to attract new customers and grow its customer base.
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
As of December 31, 2021, Unitil owned through its electric and natural gas distribution utilities, five utility operating centers located in New Hampshire, Maine and Massachusetts. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire.
The following tables detail certain of the Company’s electric and natural gas operations properties.
Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,294	455	1,749
Conduit Distribution Bank Miles—Underground	240	68	308
Transmission and Distribution Substations	34	15	49
Transformer Capacity of Transmission and Distribution Substations* (MVA)	470.1	429.4	899.5

*	Does not include load served directly from sub-transmission.
Natural Gas Operations

	Northern Utilities		Fitchburg	Granite State	Total
Description	NH	ME
Underground Natural Gas Mains—Miles	576	604	272	—	1,452
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	24,494	23,556	11,211	—	59,261

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
Fitchburg’s electric substations, with minor exceptions, are located in north central Massachusetts on land owned by Fitchburg or occupied by Fitchburg pursuant to perpetual easements. Fitchburg’s electric distribution lines and gas mains are located in, on, or under public highways or private lands pursuant to lease, easement, permit, municipal consent, tariff conditions, agreement or license, express or implied through use by Fitchburg without objection by the owners. Fitchburg owns full interest in the poles upon which its wires are installed.
The Company’s natural gas operations property includes two liquefied propane gas plants and two liquid natural gas plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.
Northern Utilities’ gas mains are primarily made up of polyethylene plastic (82.5%), coated and wrapped cathodically protected steel (15.6%), cast/wrought iron (1.7%), and unprotected bare and coated steel (0.2%). FG&E’s gas mains are primarily made up of coated steel (44.0%), bare steel (1.4%), polyethylene plastic (40.7%), cast iron (13.4%) and wrought and ductile iron (0.5%)
Granite State’s underground natural gas transmission pipeline, regulated by the FERC, is located primarily in Maine and New Hampshire.
The Company believes its facilities are currently adequate for their intended uses.

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
The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2021, there were 1,236 shareholders of record of our common stock.
Common Stock Data

Dividends per Common Share	2021	2020
1st Quarter	$0.380	$0.375
2nd Quarter	0.380	0.375
3rd Quarter	0.380	0.375
4th Quarter	0.380	0.375

Total for Year	$1.52	$1.50

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2021, is set forth in the following table.
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	190,677
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	190,677

NOTES: (also see Note 5 (Equity) to the accompanying Consolidated Financial Statements)
(1)
Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 466,975 shares of restricted stock have been awarded and 33,528 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2021. As of December 31, 2021, a total of 13,680 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph
The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2016 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2016.
Comparative Five-Year Total Returns

NOTE:
(1)
The graph above assumes $100 invested on December 31, 2016, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds
There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2021.
Issuer Purchases of Equity Securities
Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2021, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $350,500 in value of shares have been purchased or, if sooner, on May 1, 2022.
The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/21 – 10/31/21	8,012	$43.746	8,012	$11
11/1/21 – 11/30/21	—	—	—	$11
12/1/21 – 12/31/21	—	—	—	$11

Total	8,012	$43.746	8,012

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) (Note references are to the Notes to the Consolidated Financial Statements included in Item 8.)
OVERVIEW
Unitil is a public utility holding company headquartered in Hampton, New Hampshire. Unitil is subject to regulation as a holding company system by the FERC under the Energy Policy Act of 2005.
Unitil’s principal business is the local distribution of electricity and natural gas to 194,275 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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
Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 107,680 electric customers and 86,595 natural gas customers in their service territories. The distribution utilities are local “wires and pipes” operating companies.
In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.
Unitil had an investment in Net Utility Plant of $1,257.2 million at December 31, 2021. Unitil’s total revenue was $473.3 million in 2021, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.
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
Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territories, at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company also may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracker rate mechanisms.
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
Also see
Regulatory Matters
in this section and Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information on rates and regulation.
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
The Company continues to respond to the coronavirus pandemic by taking steps to mitigate the potential risks posed by its spread. The Company’s electric and gas utility distribution operating systems have continued to provide service to customers without disruption due to the coronavirus pandemic through the date of this filing. The Company has implemented its Crisis Response Plan to address specific aspects of the coronavirus pandemic. The Crisis Response Plan guides emergency response, business continuity, and the precautionary measures being taken on behalf of employees and the public. The Company has initiated extra precautions to protect employees who work in the field and for employees who continue to work in operations, distribution and corporate facilities. The Company has implemented social distancing and work from home policies, where appropriate. The Company continues to implement strong physical and cyber-security measures to ensure that its systems remain functional in order to serve both operational needs with a remote workforce and to help ensure uninterrupted service to customers.
The extent to which the coronavirus pandemic affects the Company’s financial condition, results of operations, and cash flows will depend on future developments, that are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus pandemic, and the actions to contain the coronavirus pandemic or treat its effect, among others. In particular, the continued spread of the coronavirus could adversely affect the Company’s business, including (i) by disrupting the Company’s employees and contractors ability to provide ongoing services to the Company, (ii) by reducing customer demand for electricity or gas, or (iii) by reducing the supply of electricity or gas, each of which could have an adverse effect on the Company’s financial condition, results of operations, and cash flows.
The Company’s results of operations reflect the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the results of operations. Sales of electricity are generally less sensitive to weather than gas sales, but may also be affected by the weather conditions in both the winter and summer seasons. Also, as a result of recent rate cases, the Company’s gas GAAP gross margins and gas adjusted gross margins (a non-GAAP financial measure) are derived from a higher percentage of fixed billing components, including customer charges. Therefore, future gas revenues and gas adjusted gross margin will be less affected by the seasonal nature of the gas business. In addition, approximately 27% and 11% of the Company’s total annual electric and gas sales volumes, respectively, are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin.
On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a 30-day option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the year ended December 31, 2021 reflect the higher number of average shares outstanding.
The Company analyzes operating results using Electric and Gas Adjusted Gross Margins, which are non-GAAP financial measures. Electric Adjusted Gross Margin is calculated as Total Electric Operating Revenue less Cost of Electric Sales. Gas Adjusted Gross Margin is calculated as Total Gas Operating Revenues less Cost of Gas Sales. The Company’s management believes Electric and Gas Adjusted Gross Margins provide useful information to investors regarding profitability. Also, the Company’s management believes Electric and Gas Adjusted Gross Margins are important financial measures to analyze revenue from the Company’s ongoing operations because the approved cost of electric and gas sales are tracked, reconciled and passed through directly to customers in electric and gas tariff rates, resulting in an equal and offsetting amount reflected in Total Electric and Gas Operating Revenue.
In the following tables the Company has reconciled Electric and Gas Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP financial measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales, and Depreciation and Amortization. The Company calculates Electric and Gas Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales, is a meaningful financial measure to inform investors of the Company’s profitability from electric and gas sales in the period.

Twelve Months Ended December 31, 2021 ($ millions)
	Electric	Gas	Non-Regulated and Other	Total
Total Operating Revenue	$248.5	$224.8	$—	$473.3
Less: Cost of Sales	(151.1)	(91.7)	—	(242.8)
Less: Depreciation and Amortization	(25.9)	(32.6)	(1.0)	(59.5)

GAAP Gross Margin	71.5	100.5	(1.0)	171.0
Depreciation and Amortization	25.9	32.6	1.0	59.5

Adjusted Gross Margin	$97.4	$133.1	$—	$230.5

Twelve Months Ended December 31, 2020 ($ millions)
	Electric	Gas	Non-Regulated and Other	Total
Total Operating Revenue	$227.2	$191.4	$—	$418.6
Less: Cost of Sales	(134.3)	(68.8)	—	(203.1)
Less: Depreciation and Amortization	(23.8)	(29.8)	(0.9)	(54.5)

GAAP Gross Margin	69.1	92.8	(0.9)	161.0
Depreciation and Amortization	23.8	29.8	0.9	54.5

Adjusted Gross Margin	$92.9	$122.6	$—	$215.5

Twelve Months Ended December 31, 2019 ($ millions)
	Electric	Gas	Non-Regulated and Other	Total
Total Operating Revenue	$233.9	$203.4	$0.9	$438.2
Less: Cost of Sales	(142.0)	(81.2)	—	(223.2)
Less: Depreciation and Amortization	(22.6)	(28.5)	(0.9)	(52.0)

GAAP Gross Margin	69.3	93.7	—	163.0
Depreciation and Amortization	22.6	28.5	0.9	52.0

Adjusted Gross Margin	$91.9	$122.2	$0.9	$215.0

Electric GAAP Gross Margin was $71.5 million in 2021, an increase of $2.4 million compared to 2020. The increase was driven by higher rates and customer growth of $4.5 million, partially offset by higher depreciation and amortization expense of $2.1 million.
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
Gas GAAP Gross Margin was $100.5 million in 2021, an increase of $7.7 million compared to 2020. The increase was driven by higher rates and customer growth of $9.4 million, and $1.1 million from the favorable effect of colder weather during the peak heating season in 2021, which the Company defines as the months of January—April, and November—December, partially offset by higher depreciation and amortization of $2.8 million.
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
Net Income and EPS Overview
2021 Compared to 2020
—
The Company’s Net Income was $36.1 million, or $2.35 in Earnings Per Share (EPS), for the year ended December 31, 2021, an increase of $3.9 million in Net Income, or $0.20 in EPS, compared to 2020. The Company’s earnings in 2021 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses. Also, EPS in 2021 reflects the sale of 920,000 common shares in the third quarter of 2021.
Electric Adjusted Gross Margin (a non-GAAP financial measure) was $97.4 million in 2021, an increase of $4.5 million compared with 2020. The increase was driven by higher rates and customer growth of $4.5 million.
Electric kilowatt-hour (kWh) sales increased 2.2% in 2021 compared to 2020. Sales to Residential customers increased 0.5% and sales to C&I customers increased 3.5% in 2021 compared to 2020. The increase in sales to Residential customers principally reflects positive customer growth. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. As of December 31, 2021, the number of electric customers served increased by approximately 600 over the previous year.
Gas Adjusted Gross Margin (a non-GAAP financial measure) was $133.1 million in 2021, an increase of $10.5 million compared to 2020. The increase was driven by higher rates and customer growth of $9.4 million, and $1.1 million from the favorable effect of colder weather during the peak heating season in 2021.
Gas therm sales increased 3.3% in 2021 compared to 2020. Sales to Residential customers decreased 0.7% and sales to C&I customers increased 4.4% in 2021 compared to 2020. The overall increase in gas therm sales reflects customer growth and colder weather in the peak heating season. As of December 31, 2021, the number of gas customers served increased by approximately 1,000, including seasonal accounts, over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 0.4% fewer Effective Degree Days (EDD) in 2021 compared to 2020 and 8.2% fewer EDD compared to normal. However, there were 3.4% more EDD in the peak heating season in 2021 compared to the same period in 2020. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 2.8% higher in 2021 compared to 2020.
Operation and Maintenance (O&M) expenses increased $3.0 million in 2021 compared to 2020, reflecting higher labor costs of $1.6 million and higher utility operating costs of $1.4 million.
Depreciation and Amortization expense increased $5.0 million in 2021 compared to 2020, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization.
Taxes Other Than Income Taxes increased $0.6 million in 2021 compared to 2020, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.
Interest Expense, Net increased $1.8 million in 2021 compared to 2020 primarily reflecting higher interest on long-term debt and lower interest income, partially offset by lower rates on lower levels of short-term debt.
Other Expense (Income), Net decreased $0.6 million in 2021 compared to 2020, reflecting lower retirement benefit and other costs.
Federal and State Income Taxes increased $1.3 million in 2021 compared to 2020, reflecting higher pre-tax earnings in the current period.
In 2021, Unitil’s annual common dividend was $1.52 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2022 meeting, the

Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.39 per share, an increase of $0.01 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.56 per share from $1.52 per share.
2020 Compared to 2019
—
The Company’s Net Income was $32.2 million, or $2.15 in Earnings Per Share, for the year ended December 31, 2020, a decrease of $12.0 million, or $0.82 per share, compared to 2019. In the first quarter of 2019, the Company recognized a one-time net gain of $9.8 million, or $0.66 per share, on the Company’s divestiture of its non-regulated business subsidiary, Usource. The Company’s earnings in 2020 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure) and higher operating expenses. The Company estimates that warmer than normal weather negatively affected Net Income by approximately $3.1 million, or $0.20 per share, in 2020. Additionally, the Company estimates that the coronavirus pandemic negatively affected Net Income by approximately $1.4 million, or $0.09 per share, in 2020.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
—
Unitil’s total electric kWh sales increased 2.2% in 2021 compared to 2020. Sales to Residential customers increased 0.5% and sales to C&I customers increased 3.5% in 2021 compared to 2020. The increase in sales to Residential customers principally reflects positive customer growth. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. As of December 31, 2021, the number of electric customers served increased by approximately 600 over the previous year. Sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume) are not sensitive to changes in kWh sales.
Unitil’s total electric kWh sales in 2020 were essentially on par with 2019. Sales to Residential customers increased 6.5% and sales to C&I customers decreased 4.5% in 2020 compared to 2019. The increase in sales to Residential customers reflects higher consumption by Residential customers due to the coronavirus pandemic and warmer summer weather in 2020 compared to 2019, which resulted in higher use of air conditioning, and customer growth. As of December 31, 2020, the number of electric customers served increased by 948 over the previous year. These positive effects on 2020 electric kWh sales were partially offset by the warmer winter weather in 2020 which adversely affected the usage of electricity for heating purposes. The decrease in sales to C&I customers reflects lower usage as a result of the economic slowdown caused by the coronavirus pandemic, and the warmer winter weather in 2020, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, there were 37.9% more CDD in 2020, on average, compared to 2019.
The following table details total kWh sales for the last three years by major customer class:

kWh Sales (millions)				Change
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	kWh	%	kWh	%
Residential	694.2	690.6	648.2	3.6	0.5%	42.4	6.5%
Commercial & Industrial	936.8	905.3	947.5	31.5	3.5%	(42.2)	(4.5%)

Total kWh Sales	1,631.0	1,595.9	1,595.7	35.1	2.2%	0.2	—

Electric Operating Revenues and Electric Adjusted Gross Margin
—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
				Change
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Electric Operating Revenue:
Residential	$140.8	$134.7	$133.8	$6.1	4.5%	$0.9	0.7%
Commercial & Industrial	107.7	92.5	100.1	15.2	16.4%	(7.6)	(7.6%)

Total Electric Operating Revenue	$248.5	$227.2	$233.9	$21.3	9.4%	$(6.7)	(2.9%)

Cost of Electric Sales	$151.1	$134.3	$142.0	$16.8	12.5%	$(7.7)	(5.4%)

Electric Adjusted Gross Margin	$97.4	$92.9	$91.9	$4.5	4.8%	$1.0	1.1%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $97.4 million in 2021, an increase of $4.5 million compared with 2020. The increase was driven by higher rates and customer growth of $4.5 million.
The increase in Total Electric Operating Revenue of $21.3 million, or 9.4%, in 2021 compared to 2020 reflects higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers, and higher sales of electricity.
Electric Adjusted Gross Margin (a non-GAAP financial measure) was $92.9 million in 2020, an increase of $1.0 million compared with 2019. The increase reflects higher rates of $1.4 million and the positive combined effect of customer growth and warmer summer weather of $0.4 million, partially offset by an unfavorable effect of $0.8 million attributed to the combined net effect of lower C&I sales and higher Residential sales associated with the coronavirus pandemic.
The decrease in Total Electric Operating Revenue of $6.7 million, or 2.9%, in 2020 compared to 2019 reflects lower cost of electric sales, which are tracked and reconciled costs as a pass-through to customers, partially offset by higher sales of electricity.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales
—Unitil’s total gas therm sales increased 3.3% in 2021 compared to 2020. Sales to Residential customers decreased 0.7% and sales to C&I customers increased 4.4% in 2021 compared to 2020. The overall increase in gas therm sales reflects customer growth and colder weather in the peak heating season. As of December 31, 2021, the number of gas customers served increased by approximately 1,000, including seasonal accounts, over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 0.4% fewer EDD in 2021 compared to 2020 and 8.2% fewer EDD compared to normal. However, there were 3.4% more EDD in the peak heating season in 2021 compared to the same period in 2020. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 2.8% higher in 2021 compared to 2020. Sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.
Unitil’s total therm sales of natural gas decreased 7.5% in 2020 compared to 2019. Sales to Residential and C&I customers decreased 6.9% and 7.6%, respectively in 2020 compared to 2019. The decrease in overall gas therm sales in the Company’s service areas reflects warmer weather in 2020 compared to 2019, as well as lower sales to C&I customers, primarily in the second, third and fourth quarters, due to the economic slowdown caused by the coronavirus pandemic. These negative effects on 2020 gas therm sales were partially offset by customer growth. As of December 31, 2020, the number of gas customers served increased by 1,663, including seasonal accounts, over the previous year. Based on weather data collected in the Company’s gas service areas, there were 8.2% fewer EDD in 2020, on average, compared to 2019 and 8.0% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 1.6% lower in 2020 compared to 2019.

The following table details total therm sales for the last three years, by major customer class:

Therm Sales (millions)				Change
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	Therms	%	Therms	%
Residential	44.4	44.7	48.0	(0.3)	(0.7%)	(3.3)	(6.9%)
Commercial & Industrial	177.5	170.1	184.1	7.4	4.4%	(14.0)	(7.6%)

Total Therm Sales	221.9	214.8	232.1	7.1	3.3%	(17.3)	(7.5%)

Gas Operating Revenues and Adjusted Gross Margin
—
The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
				Change
				2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$	%	$	%
Gas Operating Revenue:
Residential	$90.6	$78.0	$81.2	$12.6	16.2%	$(3.2)	(3.9%)
Commercial & Industrial	134.2	113.4	122.2	20.8	18.3%	(8.8)	(7.2%)

Total Gas Operating Revenue	$224.8	$191.4	$203.4	$33.4	17.5%	$(12.0)	(5.9%)

Cost of Gas Sales	$91.7	$68.8	$81.2	$22.9	33.3%	$(12.4)	(15.3%)

Gas Adjusted Gross Margin	$133.1	$122.6	$122.2	$10.5	8.6%	$0.4	0.3%

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $133.1 million in 2021, an increase of $10.5 million compared to 2020. The increase was driven by higher rates and customer growth of $9.4 million, and $1.1 million from the favorable effect of colder weather during the peak heating season in 2021.
The increase in Total Gas Operating Revenues of $33.4 million, or 17.5%, in 2021 compared to 2020 reflects higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers, and higher gas sales volumes.
Gas Adjusted Gross Margin (a non-GAAP financial measure) was $122.6 million in 2020, an increase of $0.4 million compared to 2019. The increase was driven by higher rates of $5.1 million and customer growth of $1.8 million, largely offset by unfavorable effects of $4.4 million from lower sales due to warmer weather in 2020, and $2.1 million attributed to lower sales primarily associated with the economic slowdown caused by the coronavirus pandemic.
The decrease in Total Gas Operating Revenues of $12.0 million, or 5.9%, in 2020 compared to 2019 reflects lower cost of gas sales, which are tracked and reconciled costs as a pass-through to customers, and lower sales volumes.
Operating Revenue—Other
Total Other Operating Revenue (See “Other Operating Revenue—Non-regulated” in Note 1 to the accompanying Consolidated Financial Statements) is comprised of revenues from the Company’s non-regulated energy brokering business, Usource, which was divested in the first quarter of 2019 (See “Divestiture of Non-Regulated Business Subsidiary” in Note 1 to the accompanying Consolidated Financial Statements). Usource’s revenues were primarily derived from fees and charges billed to suppliers as customers take delivery of energy from those suppliers under term contracts brokered by Usource. Usource’s revenues were $0.9 million in 2019.
Operating Expenses
Cost of Electric Sales
—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $16.8 million, or 12.5%, in 2021 compared to 2020. This increase reflects higher sales of electricity and higher wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.
In 2020, Cost of Electric Sales decreased $7.7 million, or 5.4%, compared to 2019. This decrease reflects lower wholesale electricity prices, partially offset by slightly higher sales of electricity and a decrease in the amount of electricity purchased by customers directly from third-party suppliers.
Cost of Gas Sales
—
Cost of Gas Sales includes the cost of natural gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $22.9 million, or 33.3%, in 2021 compared to 2020. This increase reflects higher gas sales and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.
In 2020, Cost of Gas decreased $12.4 million, or 15.3%, compared to 2019. This decrease reflects lower wholesale gas commodity prices and lower gas sales, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers.
Operation and Maintenance
—
O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s non-regulated business activities. Total O&M expenses increased $3.0 million, or 4.6% in 2021 compared to 2020, reflecting higher labor costs of $1.6 million and higher utility operating costs of $1.4 million.
In 2020, total O&M expenses decreased $1.5 million, or 2.2% compared to 2019. The decrease includes $0.4 million of lower operating costs attributed to Usource operations incurred in the first quarter of 2019. The change in O&M expenses also reflects lower labor costs of $1.3 million, partially offset by higher utility operating costs of $0.2 million. The lower labor costs reflect lower employee benefit costs.
Depreciation and Amortization
—
Depreciation and Amortization expense increased $5.0 million, or 9.2%, in 2021 compared to 2020, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization.
In 2020, Depreciation and Amortization expense increased $2.5 million, or 4.8%, compared to 2019, reflecting increased depreciation on higher levels of utility plant in service and higher amortization.
Taxes Other Than Income Taxes—
Taxes Other Than Income Taxes increased $0.6 million, or 2.5%, in 2021 compared to 2020, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.
In 2020, Taxes Other Than Income Taxes increased $1.2 million, or 5.3%, compared to 2019, reflecting higher local property taxes on higher utility plant in service of $1.2 million as well as the absence in 2020 of $0.6 million in property tax abatements recognized in 2019. This increase was partially offset by lower payroll taxes in 2020 reflecting the recognition of $0.6 million of payroll tax credits associated with the CARES Act in 2020.
Interest Expense, Net
Interest expense is presented in the Consolidated Financial Statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings (See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements). Certain reconciling rate mechanisms used by the Company’s distribution utilities give rise to regulatory assets and regulatory liabilities on which interest is calculated.

Interest Expense, Net increased $1.8 million, or 7.6%, in 2021 compared to 2020 primarily reflecting higher interest on long-term debt and lower interest income, partially offset by lower rates on lower levels of short-term debt.
Interest Expense, Net increased $0.1 million, or 0.4%, in 2020 compared to 2019 reflecting higher levels of long-term debt, largely offset by lower rates on short-term debt and lower interest expense on regulatory liabilities.
Other (Income) Expense, Net
Other Expense (Income), Net decreased $0.6 million, or 11.5% in 2021 compared to 2020, reflecting lower retirement benefit and other costs.
Other Expense (Income), Net changed from income of $8.6 million in 2019 to expense of $5.2 million in 2020, a net change of $13.8 million. This change primarily reflects a pre-tax gain of $13.4 million on the Company’s divestiture of Usource in the first quarter of 2019 and $0.4 million of other costs in 2020.
Provision for Income Taxes
Federal and State Income Taxes increased $1.3 million in 2021 compared to 2020, reflecting higher pre-tax earnings in the current period.
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
On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million and was used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a 30-day over-allotment option to purchase additional shares. The underwriters exercised the over-allotment option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the over-allotment sales was approximately $5.9 million and was used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2021 and December 31, 2020, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement (Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit agreement, dated as of October 4, 2013, as amended. The Credit Facility extends to July 25, 2023, subject to two one-year extensions and has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month London Interbank Offered Rate (LIBOR) plus 1.125%. The terms of the current credit facility allow for a comparable successor rate to be used if the one-month LIBOR rate becomes unavailable. The Company believes that a change to a new rate will not have a material effect on its financial position, operating results, or cash flows. Provided there is no event of default, the Company may increase the borrowing limit under the Credit Facility by up to $50 million.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $239.1 million and $248.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Total gross repayments were $229.7 million and $252.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2021 and December 31, 2020:

Revolving Credit Facility (millions)
	December 31,
	2021	2020
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$64.1	$54.7
Letters of Credit Outstanding	$—	$0.1
Available	$55.9	$65.2
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
The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2021 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4 (Debt and Financing Arrangements.)
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
Contractual Obligations
The Company and its subsidiaries have material obligations for payment of principal and interest on its long-term debt as well as for operating and capital leases that are discussed in Note 4 (Debt and Financing Arrangements).
The Company and its subsidiaries have material energy supply commitments that are discussed in Note 6 (Energy Supply) and Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements. Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than one year.
The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2021, there were approximately $ 0.7 million of guarantees outstanding with a duration of less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.3 million and $5.4 million of natural gas storage inventory at December 31, 2021 and 2020, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2021, which was payable in January 2022, was $1.6 million and was recorded in Accounts Payable at December 31, 2021. The amount of natural gas inventory released in December 2020, which was payable in January 2021, was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Benefit Plan Funding
The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $4.1 million and $4.7 million in 2021 and 2020, respectively. The Company, along with its subsidiaries, contributed $8.9 million and $4.2 million to Voluntary Employee Benefit Trusts (VEBTs) in 2021 and 2020, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2022 and future years at least at minimum required amounts. The Company may also make additional discretionary contributions. See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.
Off-Balance Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2021, there were approximately $0.7 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
Cash Flows
Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2021 and 2020.

	2021	2020
Cash Provided by Operating Activities	$107.8	$75.7

Cash Provided by Operating Activities
—
Cash Provided by Operating Activities was $107.8 million in 2021, an increase of $32.1 million compared to 2020.
Cash flow from Net Income, adjusted for the total of non-cash charges was $106.4 million in 2021 compared to $96.0 million in 2020, an increase of $10.4 million. The change to Net Income is primarily attributable to increases in natural electric and gas sales margin and customer growth. The increase in depreciation and amortization of $5.0 million in 2021 compared to 2020 reflects higher depreciation on higher utility plant in service. The increase in the deferred tax provision of $1.5 million in 2021 compared to 2020 is primarily driven by higher tax repairs and tax depreciation.
Changes in working capital items resulted in a $6.2 million source of cash in 2021 compared to a ($15.3) million use of cash in 2020, representing an increase of $21.5 million. The change in working capital in 2021 compared to 2020 is primarily related to the change in accounts payable and accrued revenue and is reflective of the effect of the current macroeconomic environment on business and operating conditions.
Deferred Regulatory and Other Charges increased by $6.6 million in 2021 compared to 2020, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2021 compared to 2020 was ($6.4) million.

	2021	2020
Cash Used in Investing Activities	$(115.0)	$(122.6)

Cash Used in Investing Activities
—
Cash Used in Investing Activities was ($115.0) million in 2021 compared to ($122.6) million in 2020, a decrease of $7.6 million. The lower spending in 2021 is primarily related to the timing of normal utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2022 is $135 million to $145 million.

	2021	2020
Cash Provided by Financing Activities	$7.7	$47.7

Cash Provided by Financing Activities
—
Cash Provided by Financing Activities was $7.7 million in 2021 compared to cash provided of $47.7 million in 2020. The lower cash provided from financing activities in 2021 compared to 2020 of ($40.0) million is primarily attributable to the higher proceeds from the issuance of common stock, net of $44.4 million, and short-term debt of $13.3 million, and lower proceeds from long-term debt of ($99.7) million. Other changes in financing activities in 2021 total a source of $2.0 million.
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
Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2021 and December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.
The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.
DIVIDENDS
Unitil’s annual common dividend was $1.52 per common share in 2021, $1.50 per common share in 2020, and $1.48 per share in 2019. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2022 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.39 per share, an increase of $.01 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.56 from $1.52. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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
In addition, before the Company can pay dividends on its common stock, it must satisfy its debt obligations and comply with any statutory or contractual limitations. See
Financial Covenants and Restrictions
in this report, as well as Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

LEGAL PROCEEDINGS
The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material effect on its financial position, operating results or cash flows. Refer to “Legal Proceedings” in Note 7 (Commitments and Contingencies) of the Consolidated Financial Statements for a discussion of legal proceedings.
REGULATORY MATTERS
See Note 7 (Commitments and Contingencies) to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company is sometimes required to make subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. The following is a summary of the Company’s most critical accounting policies, which are defined as those policies where judgments or uncertainties could materially affect the application of those policies. For a complete discussion of the Company’s significant accounting policies, refer to the financial statements and Note 1 (Summary of Significant Accounting Policies).
Regulatory Accounting
—
The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC, and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the Financial Accounting Standards Board Accounting Standards Codification (FASB Codification). In accordance with the FASB Codification, the Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission.
The FASB Codification specifies the economic effects that result from the cause and effect relationship of costs and revenues in the rate-regulated environment and the related accounting for a regulated enterprise. Revenues intended to cover certain costs may be recorded either before or after the costs are incurred. If regulation provides assurance that incurred costs will be recovered in the future, these costs would be recorded as deferred charges or “regulatory assets.” If revenues are recorded for costs that are expected to be incurred in the future, these revenues would be recorded as deferred credits or “regulatory liabilities.”
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
—
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
—
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
The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2021, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $679,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $646,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)
Income Taxes
—
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
Commitments and Contingencies
—
The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2021, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the “Contractual Obligations” section and the Commitments and Contingencies footnote to the Company’s consolidated financial statements.
Refer to “Recently Issued Pronouncements” in Note 1 of the Notes of Consolidated Financial Statements for information regarding recently issued accounting standards.
For additional information regarding the foregoing matters, see Note 1 (Summary of Significant Accounting Policies), Note 6 (Energy Supply), Note 7 (Commitments and Contingencies), Note 8 (Income Taxes), and Note 9 (Retirement Benefit Plans) to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Please also refer to Part I, Item 1A. “Risk Factors”.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 1.2%, 1.7%, and 3.4% during 2021, 2020, and 2019, respectively.
COMMODITY PRICE RISK
Although Unitil’s three distribution utilities are subject to commodity price risk as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. Additionally, as discussed in the section entitled
Rates and Regulation
in Part I, Item 1 (Business) and in Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements, the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Unitil Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
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
Impact of Rate-Regulation on Various Account Balances and Disclosures—Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s principal business is the distribution of electricity and natural gas and is subject to regulation by the Massachusetts, New Hampshire and Maine Public Service Commissions as well as the Federal Energy Regulatory Commission (collectively, the “Commissions”). Accordingly, the Company accounts for their regulated operations in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 980,
Regulated Operations
, and has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable Commission. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2021, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments requires specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions focused on the ongoing base rate proceedings for Northern New Hampshire and Unitil Energy Systems as well as the ongoing prudency evaluation of the CIS project for Northern Maine and included the following, among others:

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

/s/ Deloitte & Touche LLP
Boston, MA
February 1, 2022
We have served as the Company’s auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data)

Year Ended December 31,	2021	2020	2019

Operating Revenues:

Electric	$248.5	$227.2	$233.9

Gas	224.8	191.4	203.4

Other	—	—	0.9

Total Operating Revenues	473.3	418.6	438.2

Operating Expenses:

Cost of Electric Sales	151.1	134.3	142.0

Cost of Gas Sales	91.7	68.8	81.2

Operation and Maintenance	68.7	65.7	67.2

Depreciation and Amortization	59.5	54.5	52.0

Taxes Other Than Income Taxes	24.5	23.9	22.7

Total Operating Expenses	395.5	347.2	365.1

Operating Income	77.8	71.4	73.1

Interest Expense, Net	25.6	23.8	23.7

Other Expense (Income), Net	4.6	5.2	(8.6)

Income Before Income Taxes	47.6	42.4	58.0

Provision for Income Taxes	11.5	10.2	13.8

Net Income Applicable to Common Shares	$36.1	$32.2	$44.2

Earnings per Common Share—Basic and Diluted	$2.35	$2.15	$2.97

Weighted Average Common Shares Outstanding—(Basic and Diluted)	15.4	15.0	14.9
(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS
(Millions)
ASSETS

December 31,	2021	2020

Current Assets:

Cash and Cash Equivalents	$6.5	$6.0

Accounts Receivable, Net	66.9	62.0

Accrued Revenue	61.2	50.9

Exchange Gas Receivable	7.4	4.9

Gas Inventory	1.0	0.6

Materials and Supplies	8.6	8.5

Prepayments and Other	8.1	6.4

Total Current Assets	159.7	139.3

Utility Plant:

Electric	602.4	575.9

Gas	972.6	920.2

Common	66.4	64.1

Construction Work in Progress	47.5	34.8

Utility Plant	1,688.9	1,595.0

Less: Accumulated Depreciation	431.7	401.8

Net Utility Plant	1,257.2	1,193.2

Other Noncurrent Assets:

Regulatory Assets	108.9	127.4

Operating Lease Right of Use Assets	4.7	5.2

Other Assets	9.8	12.8

Total Other Noncurrent Assets	123.4	145.4

TOTAL ASSETS	$1,540.3	$1,477.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.)
(Millions, except number of shares)
LIABILITIES AND CAPITALIZATION

December 31,	2021	2020

Current Liabilities:

Accounts Payable	$52.4	$33.2

Short-Term Debt	64.1	54.7

Long-Term Debt, Current Portion	8.2	8.5

Regulatory Liabilities	9.5	5.5

Energy Supply Obligations	14.5	10.4

Environmental Obligations	0.5	0.3

Other Current Liabilities	24.3	23.5

Total Current Liabilities	173.5	136.1

Noncurrent Liabilities:

Retirement Benefit Obligations	133.9	162.3

Deferred Income Taxes, Net	127.7	109.0

Cost of Removal Obligations	107.5	105.2

Regulatory Liabilities	42.6	44.3

Environmental Obligations	2.2	1.8

Other Noncurrent Liabilities	6.6	6.9

Total Noncurrent Liabilities	420.5	429.5

Capitalization:

Long-Term Debt, Less Current Portion	497.8	523.1

Stockholders’ Equity:

Common Equity (Outstanding 15,977,766 and 15,012,310 Shares)	332.1	285.3

Retained Earnings	116.2	103.7

Total Common Stock Equity	448.3	389.0

Preferred Stock	0.2	0.2

Total Stockholders’ Equity	448.5	389.2

Total Capitalization	946.3	912.3

Commitments and Contingencies (Note 7 )

TOTAL LIABILITIES AND CAPITALIZATION	$1,540.3	$1,477.9

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year Ended December 31,	2021	2020	2019

Operating Activities:

Net Income	$36.1	$32.2	$44.2

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:

Depreciation and Amortization	59.5	54.5	52.0

Deferred Tax Provision	10.8	9.3	13.5

Gain on Divestiture, net (See Note 1)	—	—	(13.4)

Changes in Working Capital Items:

Accounts Receivable	(4.9)	(6.9)	11.7

Accrued Revenue	(10.3)	(0.9)	4.7

Regulatory Liabilities	4.0	(1.9)	(4.1)

Exchange Gas Receivable	(2.5)	1.2	2.0

Accounts Payable	19.2	(4.4)	(5.0)

Other Changes in Working Capital Items	0.7	(2.4)	4.6

Deferred Regulatory and Other Charges	(2.7)	(9.3)	(5.3)

Other, net	(2.1)	4.3	—

Cash Provided by Operating Activities	107.8	75.7	104.9

Investing Activities:

Property, Plant and Equipment Additions	(115.0)	(122.6)	(119.2)

Proceeds from Divestiture, Net (See Note 1)	—	—	13.4

Cash Used In Inves t ing Activities	(115.0)	(122.6)	(105.8)

Financing Activities:

Proceeds from (Repayment of) Short-Term Debt, net	9.4	(3.9)	(24.2)

Issuance of Long-Term Debt	—	99.7	70.0

Repayment of Long-Term Debt	(25.8)	(24.8)	(18.8)

Long-Term Debt Issuance Costs	—	(0.6)	(0.4)

Decrease in Capital Lease Obligations	(0.1)	(0.1)	(5.3)

Net Increase (Decrease) in Exchange Gas Financing	2.3	(1.1)	(2.0)

Dividends Paid	(23.6)	(22.6)	(22.1)

Proceeds from Issuance of Common Stock	45.5	1.1	1.1

Cash Provided by (Used In) Financing Activities	7.7	47.7	(1.7)

Net Increase (Decrease) in Cash and Cash Equivalents	0.5	0.8	(2.6)

Cash and Cash Equivalents at Beginning of Year	6.0	5.2	7.8

Cash and Cash Equivalents at End of Year	$6.5	$6.0	$5.2

Supplemental Information:

Interest Paid	$26.0	$23.7	$24.1

Income Taxes Paid	$1.4	$0.9	$0.8

Payments on Capital Leases	$0.2	$0.3	$5.5

Capital Expenditures Included in Accounts Payable	$4.9	$1.7	$0.6

Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.7	$1.2	$4.0

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF
CHANGES IN COMMON STOCK EQUITY
(Millions, except shares data)

	Common Equity	Retained Earnings	Total

Balance at January 1, 2019	$279.1	$72.0	$351.1

Net Income for 2019		44.2	44.2

Dividends ($1.48 per Common Share)		(22.1)	(22.1)

Shares Issued Under Stock Plans	2.3		2.3

Issuance of 20,065 Common Shares (See Note 5 )	1.1		1.1

Balance at December 31, 2019	282.5	94.1	376.6

Net Income for 2020		32.2	32.2

Dividends ($1.50 per Common Share)		(22.6)	(22.6)

Shares Issued Under Stock Plans	1.7		1.7

Issuance of 23,658 Common Shares (See Note 5 )	1.1		1.1

Balance at December 31, 2020	285.3	103.7	389.0

Net Income for 2020		36.1	36.1

Dividends ($1.52 per Common Share)		(23.6)	(23.6)

Shares Issued Under Stock Plans	1.3		1.3

Issuance of 942,316 Common Shares (See Note 5 )	45.5		45.5

Balance at December 31, 2021	$332.1	$116.2	$448.3

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
Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and capital city areas of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire; Fitchburg, which operates in Massachusetts; and Northern Utilities, which operates in New Hampshire and Maine (collectively, the distribution utilities).
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
Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Resources is the Company’s wholly-owned non-regulated
subsidiary. Usource, Inc. and Usource L.L.C. (collectively, Usource), which the Company divested in the first quarter of 2019, were wholly-owned subsidiaries of Unitil Resources. Usource provided energy brokering and advisory services to large commercial and industrial customers in the northeastern United States.
Divestiture of Non-Regulated Business Subsidiary
—
On March 1, 2019, the Company divested its non-regulated energy brokering and advisory business subsidiary, Usource. The Company recognized an after-tax net gain of approximately
$9.8

million on this divestiture in the first quarter of 2019. The pre-tax net gain of approximately
$13.4
million on this divestiture is included in Other Income (Expense), Net on the Consolidated Statements of Earnings for the year-ended December 31, 2019, while the income taxes associated with this transaction of
$3.6
million are included in the Provision For Income Taxes.

4
4

Basis of Presentation
Principles of Consolidation
—
The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation.
Use of Estimates
—
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
—
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
To the extent valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
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
Utility Revenue Recognition
—
Electric Operating Revenues and Gas Operating Revenues consist of billed and unbilled revenue and revenue from rate adjustment mechanisms. Billed and unbilled revenue includes delivery revenue and pass-through revenue, recognized according to tariffs approved by federal and state regulatory commissions which determine the amount of revenue the Company will record for these items. Revenue from rate adjustment mechanisms is accrued revenue, recognized in connection with rate adjustment mechanisms, and authorized by regulators for recognition in the current period for future cash recoveries from, or credits to, customers.
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

4
5

A majority of the Company’s revenue from contracts with customers continues to be recognized on a monthly basis based on applicable tariffs and customer monthly consumption. Such revenue is recognized using the invoice practical expedient which allows an entity to recognize revenue in the amount that directly corresponds to the value transferred to the customer.
The Company’s billed and unbilled rev
e
nue meets the definition of “revenues from contracts with customers” as defined in Accounting Standards Codification (ASC) 606. Revenue recognized in connection with rate adjustment mechanisms is consistent with the definition of alternative revenue programs in ASC 980, as the Company has the ability to adjust rates in the future as a result of past activities or completed events. The rate adjustment mechanisms meet the criteria within ASC 980. In cases where allowable costs are greater than operating revenues billed in the current period for the individual rate adjustment mechanism additional operating revenue is recognized. In cases where allowable costs are less than operating revenues billed in the current period for the individual rate adjustment mechanism, operating revenue is reduced. ASC 606 requires the Company to disclose separately the amount of revenues from contracts with customers and alternative revenue program revenues.
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended December 31, 2021
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$135.1	$83.9	$219.0
Commercial & Industrial	103.3	124.1	227.4
Other	10.1	9.6	19.7

Total Billed and Unbilled Revenue	248.5	217.6	466.1
Rate Adjustment Mechanism Revenue	—	7.2	7.2

Total Electric and Gas Operating Revenues	$248.5	$224.8	$473.3

	Twelve Months Ended December 31, 2020
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$128.7	$73.1	$201.8
Commercial & Industrial	91.4	104.5	195.9
Other	6.6	7.6	14.2

Total Billed and Unbilled Revenue	226.7	185.2	411.9
Rate Adjustment Mechanism Revenue	0.5	6.2	6.7

Total Electric and Gas Operating Revenues	$227.2	$191.4	$418.6

	Twelve Months Ended December 31, 2019
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$121.5	$81.4	$202.9
Commercial & Industrial	93.8	120.1	213.9
Other	7.8	10.6	18.4

Total Billed and Unbilled Revenue	223.1	212.1	435.2
Rate Adjustment Mechanism Revenue	10.8	(8.7)	2.1

Total Electric and Gas Operating Revenues	$233.9	$203.4	$437.3

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
—
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
Depreciation and Amortization
—
Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2021 – 3.29%, 2020 – 3.34% and 2019 – 3.41%.
Stock-based Employee Compensation
—
Unitil accounts for stock-based employee compensation using the fair value method (See Note 5 (Equity)).

Income Taxes
—
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

Dividends
—The Company’s dividend policy is reviewed periodically b
y
 the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2021 the Company paid quarterly dividends of $0.38 per share, resulting in an annualized dividend rate of $1.52 per common share. For the years ended December 31, 2020 and 2019, the Company paid quarterly dividends of $0.375 and $0.37 per common share, respectively, resulting in annualized dividend rates of $1.50 and $1.48 per common share, respectively. At its January 2022 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.39 per share, an increase of $0.01 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.56 per share from $1.52 per share.
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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2021 and 2020, the Unitil subsidiaries had deposited $2.7 million and $2.4 million, respectively, to satisfy their
ISO-NE
obligations.
Financial Instruments
—In June 2016, the Financial Accounting Standards Board issued ASU
2016-13,
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
Allowance for Doubtful Accounts
—
The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances and management’s assessment of current and expected economic conditions, customer trends, or other factors such as the extent and duration of any shutoff or collection moratoriums. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate. See Note 3 (Allowance for Doubtful Accounts).

Accounts Receivable, Net includes $3.1 million and $3.1 million of the Allowance for Doubtful Accounts at December 31, 2021 and December 31, 2020, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.2 million and $0.2 million of the Allowance for Doubtful Accounts at December 31, 2021 and December 31, 2020, respectively.
Accrued Revenue—
Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2021 and 2020.

Accrued Revenue (millions)	December 31,
	2021	2020
Regulatory Assets—Current	$47.4	$37.3
Unbilled Revenues	13.8	13.6

Total Accrued Revenue	$61.2	$50.9

Exchange Gas Receivable
—
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2021 and 2020.

Exchange Gas Receivable (millions)	December 31,
	2021	2020
Northern Utilities	$6.7	$4.4
Fitchburg	0.7	0.5

Total Exchange Gas Receivable	$7.4	$4.9

Gas Inventory
—The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2021 and 2020.

Gas Inventory (millions)	December 31,
	2021	2020
Natural Gas	$0.5	$0.2
Propane	0.4	0.3
Liquefied Natural Gas & Other	0.1	0.1

Total Gas Inventory	$1.0	$0.6

The Company also has an inventory of Materials and Supplies in the amounts of $8.6 million and $8.5 million as of December 31, 2021 and December 31, 2020, respectively. These amounts are recorded at weighted average cost.
Utility Plant
—The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized.
Cost of additions consists of
 labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 1.71%, 3.12% and 3.90% in 2021, 2020 and 2019, respectively.
The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2021 and 2020, the Company has recorded cost of removal amounts of $107.5 million and $105.2 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sh
e
ets in Cost of Removal Obligations.

Regulatory Accounting
—
The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2021 and December 31, 2020, the Company has recorded
$7.9 million and $6.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table.
The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

Regulatory Assets consist of the following (millions)	December 31,
	2021	2020
Retirement Benefits	$86.4	$103.7
Energy Supply & Other Rate Adjustment Mechanisms	44.1	34.1
Deferred Storm Charges	3.3	4.1
Environmental	4.6	5.2
Income Taxes	2.6	3.4
Other Deferred Charges	15.3	14.2

Total Regulatory Assets	156.3	164.7
Less: Current Portion of Regulatory Assets (1)	47.4	37.3

Regulatory Assets—noncurrent	$108.9	$127.4

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

Regulatory Liabilities consist of the following (millions)	December 31,
	2021	2020
Rate Adjustment Mechanisms	$7.7	$4.1
Income Taxes	44.3	45.5
Other	0.1	0.2

Total Regulatory Liabilities	52.1	49.8
Less: Current Portion of Regulatory Liabilities	9.5	5.5

Regulatory Liabilities—noncurrent	$42.6	$44.3

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2021 are $8.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regul
a
ted

Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
Leases
—The Company records assets and liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company has elected the practical expedient to not separate non-lease
components from lease components and instead to account for both as a single lease component. The Company’s accounting policy election for leases with a lease term of 12 months or less is to recognize the lease payments as lease expense on a straight-line basis over the lease term. The Company recognizes those lease payments in the Consolidated Statements of Earnings on a straight-line basis o
v
er the lease term. See additional discussion in the “Leases” section of Note
4
 (Debt and Financing Arrangements).
Derivatives
—
The Company’s regulated energy subsidiaries enter into energy supply contracts to serve their electric and gas customers. The Company follows a procedure for determining whether each contract qualifies as a derivative instrument under the guidance provided by the FASB Codification on Derivatives and Hedging. For each contract, the Company reviews and documents the key terms of the contract. Based on those terms and any additional relevant components of the contract, the Company determines and documents whether the contract qualifies as a derivative instrument as defined in the FASB Codification. The Company has determined that its energy supply contracts either do not qualify as a derivative instrument under the guidance set forth in the FASB Codification, have been elected as normal purchase, or have contingencies that have not yet been met in order to establish a notional amount.

The Company had no derivative assets or liabilities recorded on its Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. There were no losses / (gains) recognized in Regulatory Assets / Liabilities for the years ended December 31, 2021 and 2020. There were no losses / (gains) reclassified into the Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019.
Fitchburg has entered into power purchase agreements for which contingencies exist (see “Fitchburg – Massachusetts RFP’s” section of Note 7 (Commitments and Contingencies). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.
Investments in Marketable Securities
—
The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See additional discussion of the SERP in Note 9 (Retirement Benefit Plans)).
At December 31, 2021 and 2020, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.7 million and $5.7 million, respectively, as shown in the following table.
These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31,
	2021	2020
Money Market Funds	$5.7	$5.7

Total Marketable Securities	$5.7	$5.7

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
At December
31, 2021 and 2020, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $
0.6
 million and $
0.5
 million, respectively. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

Fair Value of Marketable Securities (millions)	December 31,
	2021	2020
Equity Funds	$0.2	$0.2
Money Market Funds	0.4	0.3

Total Marketable Securities	$0.6	$0.5

Energy Supply Obligations
—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following: (millions)	2021	2020
Renewable Energy Portfolio Standards	$7.8	$5.7
Exchange Gas Obligation	6.7	4.4
Power Supply Contract Divestitures	—	0.3

Total Energy Supply Obligations	$14.5	$10.4

Renewable Energy Portfolio Standards
—Renewable Energy Portfolio Standards (RPS) require retail electricity suppliers, including public utilities, to demonstrate that required percentages of their sales are met with power generated from certain types of resources or technologies. Compliance is demonstrated by purchasing and retiring Renewable Energy Certificates (REC) generated by facilities approved by the state as qualifying for REC treatment. Unitil Energy and Fitchburg purchase RECs in compliance with RPS legislation in New Hampshire and Massachusetts for supply provided to default service customers. RPS compliance costs are a supply cost that is recovered in customer default service rates. Unitil Energy and Fitchburg collect RPS compliance costs from customers throughout the year and demonstrate compliance for each calendar year on the following July 1. Due to timing differences between collection of revenue from customers and payment of REC costs to suppliers, Unitil Energy and Fitchburg typically defer costs for RPS compliance which are recorded within Accrued Revenue with a corresponding liability in Energy Supply Obligations on the Company’s Consolidated Balance Sheets.
Fitchburg has e
n
tered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include two long-term contracts filed with the MDPU in 2018, one for offshore wind generation and one for imported hydroelectric power and associated transmission, which were approved in 2019 and another for offshore wind generation contracts filed with the MDPU during the first quarter of 2020 and approved in 2021. In compliance with An Act to Promote a Clean Energy Future (2018), in 2021 in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation seeking up to an additional 1,600 megawatts (MW) of offshore wind generation. In December 2021, a portfolio of projects comprising 1,600 MW of offshore wind capacity was selected for negotiation. Those contracts are expected to be filed for approval with the MDPU in April 2022. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.

Exchange Gas Obligation
—
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
Power Supply Contract Divestitures—
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail ch
o
ice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of December 31, 2021, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs. The obligations for prior periods related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with a corresponding regulatory asset recorded in Accrued Revenue.
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
The Company records on its balance sheets as an asset or liability the overfunded or underfunded status of its retirement benefit obligations (RBO) based on the projected benefit obligations. The Company has recognized a corresponding Regulatory Asset, reflecting ultimate recovery from customers through rates. The regulatory asset (or regulatory liability) is amortized as the actuarial gains and losses and prior service cost are amortized to net periodic benefit cost for the Pension and PBOP plans. All amounts are remeasured annually. (See Note 9 Retirement Benefit Plans).
Commitments and Contingencies
—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2021, the Company is not aware of any material commitments or contingencies other than those disclosed in Note
7
 (Commitments and Contingencies).
Environmental Matters
—The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2021, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note
7
 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are n
o
t recoverable in regulatory rate mechanisms.
Subsequent Events
—The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2: Segment Information
Unitil reports three segments: utility electric operations, utility gas operations and non-regulated. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.
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

The following tables provide significant segment financial data for the years ended December 31, 2021, 2020 and 2019 (millions)
:

Year Ended December 31, 2021	Electric	Gas	Non- Regulated	Other	Total

Revenues:

Billed and Unbilled Revenue	$248.5	$217.6	$—	$—	$466.1

Rate Adjustment Mechanism Revenue	—	7.2	—	—	7.2

Total Operating Revenues	248.5	224.8	—	—	473.3

Interest Income	0.8	0.5	—	0.3	1.6

Interest Expense	9.0	15.3	—	2.9	27.2

Depreciation & Amortization Expense	25.9	32.6	—	1.0	59.5

Income Tax Expense (Benefit)	4.5	7.7	(0.1)	(0.6)	11.5

Segment Profit (Loss)	14.0	23.2	0.1	(1.2)	36.1

Segment Assets	584.0	935.9	—	20.4	1,540.3

Capital Expenditures	38.1	75.8	—	1.1	115.0

Year Ended December 31, 2020

Revenues:

Billed and Unbilled Revenue	$226.7	$185.2	$—	$—	$411.9

Rate Adjustment Mechanism Revenue	0.5	6.2	—	—	6.7

Total Operating Revenues	227.2	191.4	—	—	418.6

Interest Income	1.1	1.1	—	0.4	2.6

Interest Expense	8.7	14.2	—	3.5	26.4

Depreciation & Amortization Expense	23.8	29.8	—	0.9	54.5

Income Tax Expense (Benefit)	4.7	7.3	—	(1.8)	10.2

Segment Profit	12.9	19.3	—	—	32.2

Segment Assets	571.8	886.3	—	19.8	1,477.9

Capital Expenditures	45.5	71.1	—	6.0	122.6

Year Ended December 31, 2019

Revenues:

Billed and Unbilled Revenue	$223.1	$212.1	$—	$—	$435.2

Rate Adjustment Mechanism Revenue	10.8	(8.7)	—	—	2.1

Other Operating Revenue—Non-Regulated	—	—	0.9	—	0.9

Total Operating Revenues	233.9	203.4	0.9	—	438.2

Interest Income	0.9	1.2	0.2	0.6	2.9

Interest Expense	9.4	14.4	—	2.8	26.6

Depreciation & Amortization Expense	22.6	28.5	—	0.9	52.0

Income Tax Expense (Benefit)	4.2	7.2	3.8	(1.4)	13.8

Segment Profit	11.5	19.1	10.2	3.4	44.2

Segment Assets	529.3	823.3	0.3	17.9	1,370.8

Capital Expenditures	39.6	74.0	—	5.6	119.2

Note 3: Allowance for Doubtful Account
s
Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2021, 2020 and 2019, the Company recorded provisions for the energy commodity portion of bad debts of $2.4 million, $1.6 million and $2.3 million, respectively. These provisions were recognized in Cost of Electric Sales and Cost of Gas Sales expense as the associated electric and gas utility revenues were billed. Cost of Electric Sales and Cost of Gas Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off.
As of December 31, 2021 and 2020, the Company has recorded $7.9 million and $6.8 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future
rate cases.
Accounts Receivable, Net includes $3.1 million and $3.1 million of the

Allowance for Doubtful Accounts at December 31, 2021 and December 31, 2020, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.2 million and $0.2 million of the Allowance for Doubtful Accounts at December 31, 2021 and December 31, 2020, respectively.
The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2021, 2020 and 2019 (millions):
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Regulatory Deferrals*	Balance at End of Period
Year Ended December 31, 2021
Electric	$1.6	$3.3	$0.4	$3.4	$0.1	$2.0
Gas	1.7	2.3	0.4	3.1	—	1.3
Other	—	—	—	—	—	—

	$3.3	$5.6	$0.8	$6.5	$0.1	$3.3

Year Ended December 31, 2020
Electric	$0.6	$2.9	$0.3	$2.6	$0.4	$1.6
Gas	0.4	2.6	0.3	1.8	0.2	1.7
Other	—	—	—	—	—	—

	$1.0	$5.5	$0.6	$4.4	$0.6	$3.3

Year Ended December 31, 2019
Electric	$0.5	$3.0	$0.3	$3.2	$—	$0.6
Gas	0.8	1.9	0.5	2.8	—	0.4
Other	—	—	—	—	—	—

	$1.3	$4.9	$0.8	$6.0	$—	$1.0

*
The Company has incurred greater than normal bad debt expense due to the coronavirus pandemic. Incremental bad debt expense amounts have been deferred as regulatory assets based on certain regulatory proceedings and management’s belief that such amounts are probable of recovery (See the “Financial Effects of
COVID-19
Pandemic” section in Note
7
 (Commitments and Contingencies). The Company will track the collection of receivables and to the extent incremental bad debt amounts are collected in the future, such amounts will reduce the regulatory assets recorded.

Note 4: Debt and Financing Arrangements
The Company funds a portion of its operations through the issuance of long-term debt, and short-term borrowings under its revolving Credit Facility. The Company’s subsidiaries conduct a portion of their operations in leased facilities and lease some of their machinery, vehicles and office equipment.

Long-Term Debt and Interest Expense
Long-Term Debt Structure and Covenants
—
The debt agreements for Unitil and its utility subsidiaries, Unitil Energy, Fitchburg, Northern Utilities, and Granite State, contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations.

The long-term debt of Unitil is issued under Unsecured Promissory Notes with negative pledge provisions. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Unitil to issue new long-term debt, the covenants of the existing long-term agreement(s) must be satisfied, including that Unitil ha
s
 total funded indebtedness less than 70% of total capitalization, and earnings available for interest equal to at least two times the interest charges for funded indebtedness. Each future senior long-term debt issuance of Unitil will rank pari passu with all other senior unsecured long-term debt issuances. The Unitil long-term debt agreement requires that if Unitil defaults on any other future long-term debt agreement(s), it would constitute a default under Unitil’s present long-term debt agreement. Furthermore, the default provisions are triggered by the defaults of certain Unitil subsidiaries or certain other actions against Unitil subsidiaries.
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
Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2021, in accordance with the covenants, these subsidiary companies had a combined amount of $358.7 million available for the payment of dividends and Unitil Corporation had $166.9 million available for the payment of dividends. As of December 31, 2021, the Company’s balance in Retained Earnings was $116.2 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2021 for the payment of dividends.

Issuance of Long-Term Debt
—On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes
.

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
Debt Repayment
—The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $25.8 million, $24.8 million and $18.8 million in 2021, 2020, and 2019, respectively.
The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2021 is: 2022
 – $
8.4 million; 2023
 – $
6.9 million; 2024
 – $
6.9 million; 2025
 – $
5.0
million;

2026
 – $
38.0 million and thereafter $444.4 million.
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

Estimated Fair Value of Long-Term Debt (millions)	December 31,
	2021	2020
Estimated Fair Value of Long-Term Debt	$584.9	$633.1

Details on long-term debt at December 31, 2021 and 2020 are shown below:

Long-Term Debt (millions)	December 31,
	2021	2020
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$—	$15.0
3.70% Senior Notes, Due August 1, 2026	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0

Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	1.5	3.0
6.96% Senior Secured Notes, Due September 1, 2028	14.0	16.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0

Fitchburg:
6.75% Senior Notes, Due November 30, 2023	—	1.9
6.79% Senior Notes, Due October 15, 2025	6.0	10.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	9.6	10.8
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0

Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0

Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0

Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.5	4.7

Total Long-Term Debt	509.6	535.4
Less: Unamortized Debt Issuance Costs	3.6	3.8

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	506.0	531.6
Less: Current Portion (1)	8.2	8.5

Total Long-Term Debt, Less Current Portion	$497.8	$523.1

(1)	The Current Portion of Long-Term Debt includes sinking fund payments.
Interest Expense, Net
—Interest expense is presented in the financial statements net of interest income. Interest expense is mainly comprised of interest on long-term debt and short-term borrowings. In addition, certain reconciling rate mechanisms used by the Company’s distribution operating utilities give rise to regulatory assets and regulatory liabilities on which interest is calculate
d.
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

Interest Expense, Net (millions)
	2021	2020	2019
Interest Expense
Long-Term Debt	$26.0	$24.8	$22.9
Short-Term Debt	0.8	1.4	3.0
Regulatory Liabilities	0.4	0.2	0.7

Subtotal Interest Expense	27.2	26.4	26.6

Interest Income
Regulatory Assets	(0.5)	(0.8)	(0.8)
AFUDC (1) and Other	(1.1)	(1.8)	(2.1)

Subtotal Interest Income	(1.6)	(2.6)	(2.9)

Total Interest Expense, Net	$25.6	$23.8	$23.7

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
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $239.1 million and $248.9 million for the years ended December 31, 2021 and December 31, 2020, respectively. Total gross repayments were $229.7 million and $252.8 million for the years ended December 31, 2021 and December 31, 2020, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2021 and December 31, 2020:

Revolving Credit Facility (millions)
	December 31,
	2021	2020
Limit	$120.0	$120.0
Short-Term Borrowings Outstanding	$64.1	$54.7
Letters of Credit Outstanding	$—	$0.1
Available	$55.9	$65.2
The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2021 and

December 31, 2020, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes
i
t has sufficient sources of working capital to fund its operations.
The weighted average interest rates on all short-term borrowings were 1.2%, 1.7%, and 3.4% during 2021, 2020, and 2019, respectively.
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
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $8.3 million and $5.4 million of natural gas storage inventory at December 31, 2021 and 2020, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2021, which was payable in January 2022, was $1.6 million and was recorded in Accounts Payable at December 31, 2021. The amount of natural gas inventory released in December 2020, which was payable in January 2021, was $1.0 million and was recorded in Accounts Payable at December 31, 2020.
Contractual Obligations
The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2021.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2021	Total	2022	2023	2024	2025	2026	2027 & Beyond
Long-Term Debt	$509.6	$8.4	$6.9	$6.9	$5.0	$38.0	$444.4
Interest on Long-Term Debt	360.5	24.5	23.9	23.4	22.9	22.6	243.2

Total	$870.1	$32.9	$30.8	$30.3	$27.9	$60.6	$687.6

Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the years ended December 31, 2021, 2020 and 2019 amounted
to $1.9 million, $1.8 million and $1.4 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2021	2020
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.5
Other Noncurrent Liabilities (long-term portion)	3.1	3.7

Total Operating Lease Obligations	4.7	5.2

Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.2
Other Noncurrent Liabilities (long-term portion)	0.2	0.2

Total Capital Lease Obligations	0.3	0.4

Total Lease Obligations	$5.0	$5.6

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2021 and 2020 w as
 $1.9 million and $1.8 million, respectively and w
as
 included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.7 million and $1.0 million as of December 31, 2021 and 2020, respectively, less accumulated amortization of $0.3 million and $0.5 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheet
s.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2021. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.1 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2021. The payments for capital leases consist of $0.1 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.2 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2021.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2022	$1,695	$150
2023	1,399	107
2024	1,069	52
2025	503	19
2026	199	—
2027-2031	121	—

Total Payments	4,986	328

Less: Interest	316	12

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,670	$316

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2021, the weighted average remaining lease term is 3.5 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.9%.
As of December 31, 2020, the weighted average remaining lease term was 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%.

Guarantees
The Company provides limited guarantees on

certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2021, there were approximately $0.7 million of guarantees outstanding with a duration of less than one year.
Note 5: Equity
The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding.
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 15,977,766 and 15,012,310 shares of common stock outstanding at December 31, 2021 and December 31, 2020, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2021 and December 31, 2020.
Unitil Corporation Common Stock Offering
—On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering).

The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.
As part of the Offering, the Company granted the underwriters a
30-day
option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings reflect the higher number of average shares outstanding period over period.
Dividend Reinvestment and Stock Purchase Plan
—During 2021, the Company sold 22,316 shares of its common stock, at an average price of $46.98 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.0 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock. During 2020 and 2019, the Company raised $1.1 million and $1.1 million, respectively, through the issuance of 23,658 and 20,065 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.
Common Shares Repurchased, Cancelled and Retired
—Pursuant to the written trading plan under Rule
10b5-1
under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to the stock portion of the Directors’ annual retainer. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. (See Part II, Item 5, for additional information). During 2021, 2020 and 2019, the Company repurchased 8,012, 13,194 and 2,911 shares of its common stock, respectively, pursuant to the Rule
10b5-1
trading plan. The expense recognized by the Company for these repurchases was $0.4 million, $0.5 million, and $0.2 million in 2021, 2020 and 2019, respectively.
During 2021, 2020 and 2019, the Company did not cancel or retire any of its common stock.

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
Restricted Shares issued for 2019 – 2021 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/29/19	33,150	$1.6
1/28/20	28,630	$1.8
7/28/20	3,000	$0.1
1/26/21	23,140	$0.9
There were 37,621 and 39,426
non-vested
shares under the Stock Plan as of December 31, 2021 and 2020, respectively. The weighted average grant date fair value of these shares was $49.72 per share and $55.46 per share, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recorded over the vesting period and was $1.4 million, $2.2 million and $2.3 million in 2021, 2020 and 2019, respectively. At December 31, 2021, there was approximately $0.6 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.5 years. There were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan during 2021. On January
25
, 2022, there were 36,770 Restricted Shares issued under the Stock Plan with an aggregate market value of $1.7 million.

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
The equity portion of Restricted Stock Units activity during 2021 and 2020 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2021		2020
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	43,192	$41.34	70,364	$41.20
Restricted Stock Units Granted	4,519	$43.35	3,743	$39.26
Dividend Equivalents Earned	1,471	$46.34	1,507	$47.34
Restricted Stock Units Settled	—	$—	(32,422)	$41.09

Ending Restricted Stock Units	49,182	$41.67	43,192	$41.34

Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020

include
$1.0 million and $0.8 million, respectively, representing the fair value of liabilities ass
o
ciated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2021. There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series

Preferred Stock outstanding as of December 31, 2020. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2021 and December 31, 2020, respectively.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2021	2020	2019
Earnings Available to Common Shareholders	$36.1	$32.2	$44.2

Weighted Average Common Shares Outstanding—Basic (000’s)	15,373	14,951	14,894
Plus: Diluted Effect of Incremental Shares (000’s)	3	1	6

Weighted Average Common Shares Outstanding—Diluted (000’s)	15,376	14,952	14,900

Earnings per Share—Basic and Diluted	$2.35	$2.15	$2.97

The following table shows the number of weighted average
non-vested
restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2021	2020	2019
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	23,636	42,813	—

Note 6: Energy Supply
ELECTRIC POWER SUPPLY
Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England
(ISO-NE)
markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.
Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2021, nearly 77% of Unitil’s largest New Hampshire customers, representing 22% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 80% of Unitil’s largest Massachusetts customers, representing 34% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base, and customers in Ashby comprise another 4%. On December 31, 2020, the City of Fitchburg filed with the MDPU for approval of its Aggregation Plan. The aggregation is anticipated to be implemented in mid-2022. The City of Fitchburg comprises about 69% of Company sales. As of December 2021, 27% of Unitil’s residential customers in Massachusetts purchased their electricity from a third-party supplier.
In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier in 2021 is 7.8%, down
0.5
% from 8.3% in 2020 and reflecting a downward trend from a high of 13% in 2015. Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs. Municipal aggregation is now provided for in New Hampshire, but no aggregations have begun in Unitil Energy’s service area.
Regulated Electric Power Supply
To provide regulated electric supply service to their customers, Unitil’s electric distribution utilities enter into load-following wholesale electric power supply contracts to purchase electric supply from various wholesale suppliers.

6
5

Unitil Energy currently has power supply contracts with various wholesale suppliers for the provision of Default Service to its customers. Currently, with approval of the NHPUC, Unitil Energy purchases Default Service power supply contracts for small, medium and large customers every six months for 100% of the supply requirements.
Fitchburg has power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. MDPU policy establishes the pricing structure and duration of each of these contracts. Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50% of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. Currently, all Basic Service power supply requirements for large accounts are assigned to Fitchburg’s
ISO-NE
settlement account, where Fitchburg procures electric supply through
ISO-NE’s
real-time market. In 2021, Fitchburg adjusted its procurement schedule in response to the impending City of Fitchburg municipal aggregation. In its most recent solicitation, Fitchburg solicited for 100% of default service supply for a limited six month period beginning December 1, 2021 to May 31, 2022.
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
Northern Utilities’ Commercial and Industrial (C&I) customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2021, 74% of Unitil’s largest New Hampshire gas customers, representing 39% of Unitil’s New Hampshire gas therm sales, and 63% of Unitil’s largest Maine customers, representing 24% of Unitil’s Maine gas therm sales, purchased their gas supply from a third-party supplier.
Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers,

purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2021, 67% of Unitil’s largest Massachusetts gas customers, representing 27% of Unitil’s Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates, and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.
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
Note 7: Commitments and Contingencie
s
Regulatory Matters
Overview
—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. Fitchburg’s electric and gas divisions also operate under revenue decoupling mechanisms.
Most of Unitil’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. For Northern Utilities, only business customers are entitled to purchase their natural gas supplies from third-party suppliers at this time. Most small and medium-sized customers, however, continue to purchase such supplies through Unitil Energy, Fitchburg and Northern Utilities as the providers of basic or default service energy supply. Unitil Energy, Fitchburg and Northern Utilities purchase electricity or natural gas for basic or default service from unaffiliated wholesale suppliers and recover the actual costs of these supplies, without profit or markup, through reconciling, pass-through rate mechanisms that are periodically adjusted. The MDPU, the NHPUC and the MPUC each have continued to approve these reconciling rate mechanisms which allow Fitchburg, Unitil Energy and Northern Utilities to recover their actual wholesale energy costs for electric power and natural gas.
In connection with the implementation of retail choice, Unitil Power and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts.

Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs and other restructuring-related regulatory assets. As of December 31, 2021, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs. The obligations for prior periods related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with a corresponding regulatory asset recorded in Accrued Revenue. Unitil’s distribution companies have a continuing obligation to submit filings in Massachusetts and New Hampshire demonstrating their compliance with regulatory mandates and provide for timely recovery of costs in accordance with their approved restructuring plans.
Ta
x Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other things, the TCJA substantially reduced the corporate income tax rate to 21
%, effective January 1, 2018. Each state public utility commission, with jurisdiction over the areas that are served by Unitil’s electric and gas subsidiary companies, issued orders directing how the tax law changes were to be reflected in rates. Unitil has complied with these orders and has made the required changes to its rates as directed by the commissions. The FERC issued a Notice of Proposed Rulemaking that would allow it to determine which pipelines under the Natural Gas Act may be collecting unjust and unreasonable rates in light of the corporate tax reduction. This matter was resolved for Granite State in its May 2, 2018 uncontested rate settlement filing, which accounted for the effect of the TCJA.
On November 21
, 2019, the FERC issued Order No. 864, a final rule on Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes. The new rule requires public utilities with formula transmission rates to revise their formula rates to include a transparent methodology to address the TCJA and future tax law changes on customer rates by accounting for “excess” or “deficient” Accumulated Deferred Income Taxes (ADIT). The FERC also required transmission providers with stated rates to account for TCJA’s effect on ADIT in their next rate case. The Company is complying with the new rule and there is no material effect on its financial position, operating results, or cash flows.
Rate Case Activity
Northern Utilities—Base Rates—Maine
—On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50%
debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates. On January 27, 2022, the Company and the Maine Office of the Public Advocate filed a stipulation in this docket. The stipulation includes no finding of imprudence or asset disallowance. The terms of the stipulation provide for recovery of the revenue requirement related to the Company’s customer information system in base rates starting November 1, 2022, which coincides with the timing of the Company’s winter cost of gas rate change. The stipulation is subject to approval by the MPUC.
Northern Utilities—Targeted Infrastructure Replacement Adjustment (TIRA)—Maine
—The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $1.1 million for 2020 eligible facilities, was approved by the MPUC effective May 1, 2021.
Northern Utilities—Base Rates—New Hampshire
—On August 2, 2021, Northern Utilities filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $7.8 million,

which represents an increase of 8.1% over total annual revenue at present rates. The multi-year rate filing includes a revenue decoupling mechanism and an Arrearage Management Program for financial hardship customers. Northern Utilities also requested implementation of temporary rates for service rendered on and after October 1, 2021. On September 30, 2021, the NHPUC approved a settlement providing for a temporary rate increase of $2.6 million, effective October 1, 2021. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates
.

Unitil Energy—Base Rates—
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

The Company and all parties to the case filed a motion on January 25, 2022 advising the NHPUC that, as a result of settlement negotiations, they have reached a comprehensive settlement agreement in principle on final rates. On January 26, 2022, the NHPUC suspended certain elements of the procedural schedule to allow the parties an opportunity to finalize and file the agreement. Once the settlement agreement has been finalized and filed, it is subject to approval by the NHPUC.
Fitchburg—Base Rates—Electric
—Fitchburg’s base rates are decoupled in order to mitigate economic, weather, and energy efficiency effects to the Company’s revenues and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 1, 2018, Fitchburg filed its cumulative revenue requirement of $0.9 million associated with the Company’s 2015-2017 capital expenditures. On December 22, 2020, final approval of the filing was issued. On October 29, 2019, Fitchburg filed its cumulative revenue requirement of $1.1 million associated with the Company’s 2015-2018 capital expenditures. On December 22, 2020, final approval of the filing was issued. On November 2, 2020, Fitchburg filed its cumulative revenue requirement of $
1.4
 million associated with its 2019 capital expenditures. The Department allowed the associated rate increase to become effective on January 1, 2021, subject to further investigation and reconciliation. On June 15, 2021, final approval of the filing was issued. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $
1.6
 million associated with its 2019 and 2020 capital expenditures. The Department allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation.
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

Fitchburg—Base Rates—Gas
—
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
Fitchburg—Gas System Enhancement Program
—
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking filing submitted on October 30, 2020 requested recovery of approximately
$2.2 million, and received final approval on April 29, 2021, effective May 1, 2021. The Company’s most recent forward-looking filing, filed on October 29, 2021, requested recovery of approximately $3.3 million. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
Granite State—Base Rates
—On November 30, 2020, the FERC approved Granite State’s filing of an uncontested rate settlement which provides for an increase in annual revenues of approximately $1.3 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023.
On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021.
Other Matters
Fitchburg—Grid Modernization
—On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan
,
which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. The GMP is subject to review and approval by the MDPU and remains pending.

7
0

Fitchburg—Grid Modernization Cost Recovery Factor
—
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

Fitchburg—Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals—
The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero
greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, have engaged an independent consultant to conduct a study and prepare a report (Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero
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
Financial Effects of COVID-19 Pandemic
—
The NHPUC and the MDPU have opened proceedings to consider the revenue and cost effects on the regulated electric and gas utilities within their respective jurisdictions of the requirement to continue the availability of gas, electric and water service to customers during the COVID-19 pandemic. Among the effects under investigation are the revenue effects associated with service disconnection moratoriums, the waiver of fees and expanded customer payments arrangements; the increased cost of customer accounts that cannot be collected, including the cost of bad debt reserves and increased working capital costs; and increased operating and maintenance costs incurred for employees to work safely and protect the public. Fitchburg, Unitil Energy and Northern Utilities are active participants in these proceedings, and are in full compliance with all regulatory orders governing service shut-off moratoriums and other customer service protection measures. These matters remain pending. On December 31, 2020, in docket DPU 20-58, the MDPU issued an order which, among other provisions, allows the utility companies to defer for future recovery bad debt expense in excess of a baseline. On July 7, 2021, the NHPUC issued an order which declined to authorize New Hampshire’s rate-regulated utilities’ establishment of a regulatory asset for incremental bad debt or waived late payment fees related to the COVID-19 pandemic. The NHPUC stated that these costs will be addressed in each utility’s next rate case. On September 7, 2021, the NHPUC clarified its July 7 Order, determining that it has not foreclosed rate-regulated utilities from utilizing accounting mechanisms to defer costs in order to seek recovery in a future rate proceeding, and that Unitil Energy’s and Northern Utilities’ respective pending rate cases are the appropriate venue to address incremental bad debt and/or waived late payment fees resulting from the COVID-19 public health emergency orders and directives.
Northern Utilities / Granite State—Firm Capacity Contract
—
Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On March 30, 2021, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2021 through October 31, 2022. The MPUC approved the request on June 29, 2021.

7
1

Reconciliation Filings
—
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
Fitchburg—Massachusetts Request for Proposals (RFPs)—
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
The EDCs issued the RFP for Section 83D Long-Term Contracts for Qualified Clean Energy Projects in March 2017, and after selection of final projects and negotiation, final contracts for 9,554,940

MWh of Qualified Clean Energy and associated Environmental Attributes from Hydro-Quebec Energy Services (U.S.), Inc. for hydroelectric generation were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the power purchase agreements, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75
% of the contract payments is reasonable and in the public interest and approved the EDCs’ proposal to amend their respective tariffs to include the recovery of costs associated with the contracts. The Massachusetts Supreme Judicial Court upheld the MDPU’s approval in an opinion dated September 3, 2020. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.
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
The EDCs issued a second RFP pursuant to Section 83C for Long-Term Contracts for Offshore Wind Energy Generation on May 23, 2019. This solicitation sought to procure the obligation remaining under 83C at the time, an additional 800 MW of offshore wind energy generation. The EDCs selected an 800 MW project submitted by Mayflower Wind Energy LLC and contracts were executed on January 10, 2020. A filing with the MDPU for approval of two long-term contracts, each for 400 MW of offshore wind energy generation, was made on February 10, 2020. On November 5, 2020, the MDPU approved the Offshore Wind Energy Generation power purchase agreements. The MDPU also determined that the EDCs’ request for remuneration equal to 2.75% is reasonable and in the public interest. The Company believes the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg, once certain conditions and contingencies are met.

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
1,600
MW. The MDOER filed its report with the Legislature in May,
2019
, recommending that, “the EDCs should proceed with additional offshore wind solicitations for up to
1,600
MW of offshore wind in
2022
and
2024
and only enter into contracts if found to be cost-effective.” On March
10
,
2021
, Fitchburg, along with the other  EDCs, filed a petition with the MDPU for approval of a proposed timetable and method of solicitation and execution of long-term contracts for up to an additional
1,600
MW of off shore wind generation. On May
5
,
2021
, the DPU approved the proposed timetable and method for the solicitation, and the RFP was issued on May
7
,
2021
. On December
17
,
2021
, the EDCs selected a
1,600
MW portfolio of offshore wind generation that includes a
1,200
MW project submitted by Vineyard Wind and a
400
MW project submitted by Mayflower Wind. Contract negotiations are expected to be completed by the end of
March 2022
and submitted for approval to the MDPU by the end
of
April 2022
.
Section 83C of Chapter 169 of the Acts of 2008 was recently amended by the Acts of 2021 to increase the aggregate amount of offshore wind capacity to be procured to 5,600 MW not later than June 30, 2027.
 After considering
the two approved offshore wind contracts of 800 MW each and the most recent selection of 1,600 MW there is
another 2,400 MW of offshore wind capacity to be procured in the future.
FERC Transmission Formula Rate Proceedings
—
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
The FERC Section 206 proceeding concerning the justness and reasonableness of ISO-New England, Inc. Participating Transmission Owners’ Regional Network Service and Local Network Service formula rates and to develop formula rate protocols for these rates has been resolved. On August 17, 2018 a joint settlement agreement among a number of the parties was filed with the FERC. FERC rejected the settlement agreement on May 22, 2019 and remanded the proceeding to the Chief Administrative Law Judge to resume hearing procedures. On May 24, 2019 the judge appointed a Dispute Resolution Facilitator to aid parties in settlement negotiations. The procedural schedule was suspended September 24, 2019 in order to allow participants to focus on settlement negotiations. On October 24, 2019, the NETOs filed an unopposed motion to suspend the procedural schedule and waiver of answer period indicating that the NETOs, Municipal Pool Transmission Facility Owners and the Commission Trial Staff have reached agreement in principle on the terms of a settlement to resolve all open issues in the proceeding. On June 15, 2020 a settlement was filed. The FERC approved the settlement agreement on December 28, 2020. Pursuant to the terms of the settlement agreement, the negotiated formula rates took effect on January 1, 2022. Fitchburg and Unitil Energy are Participating Transmission Owners, although Unitil Energy does not own transmission plant. To the extent these proceedings result in any changes to the rates being charged, a retroactive reconciliation may be required. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

7
3

Contractual Obligations
The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2021.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2021	Total	2022	2023	2024	2025	2026	2027 & Beyond
Gas Supply Contracts	$523.9	$58.5	$50.6	$38.8	$37.3	$36.9	$301.8
Electric Supply Contracts	14.2	1.2	1.2	1.2	1.3	1.3	8.0

Total	$538.1	$59.7	$51.8	$40.0	$38.6	$38.2	$309.8

The Company and its subsidiaries have material energy supply commitments (see Note
6
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
Environmental Matters
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2021, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
Northern Utilities Manufactured Gas Plant Sites
—Northern Utilities has an extensive program to identify, investigate and remediate former manufactured gas plant (MGP) sites, which were operated from the mid-1800s
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
In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities submitted the review in January 2022. In anticipation of the NH DES approval of the work plan, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations.

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
Fitchburg’s Manufactured Gas Plant Site
—Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion in 2023. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.
In August 2021, the Mass DEP issued a Notice of Non-compliance to FGE following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. FGE began the investigation in November 2021 with an anticipated completion by June 2022. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.
Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
Unitil Energy—Kensington Distribution Operations Center
—Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation (SSI) and identify whether there is a need to conduct further investigation or remedial actions. Unitil Energy began the SSI in December 2021 with an anticipated completion June 2022.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years-ended December 31, 2021 and 2020.
Environmental Obligations ($ millions)

	December 31,
	2021	2020
Total Balance at Beginning of Period	$2.1	$2.7
Additions	0.9	0.2
Less: Payments / Reductions	0.3	0.8

Total Balance at End of Period	2.7	2.1

Less: Current Portion	0.5	0.3

Noncurrent Balance at End of Period	$2.2	$1.8

Note 8: Income Taxes
Provisions for Federal and

State Income Taxes reflected

as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2021, 2020
,
and 2019 are shown in the following table:

	(in millions)
	2021	2020	2019
Current Income Tax Provision
Federal	$—	$0.3	$—
State	0.7	0.6	0.3

Total Current Income Taxes	$0.7	$0.9	$0.3

Deferred Income Tax Provision
Federal	$7.3	$6.5	$9.4
State	3.5	2.8	4.1

Total Deferred Income Taxes	10.8	9.3	13.5

Total Income Tax Expense	$11.5	$10.2	$13.8

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	2021	2020	2019
Statutory Federal Income Tax Rate	21%	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6	6
Utility Plant Differences	(3)	(4)	(3)
Other, net	—	1	—

Effective Income Tax Rate	24%	24%	24%

Temporary differences which gave rise to deferred tax assets and liabilities in 2021 and 2020 are shown in the following table:

Temporary Differences (in millions)	2021	2020
Deferred Tax Assets
Retirement Benefit Obligations	$34.1	$40.7
Net Operating Loss Carryforwards	4.1	—
Tax Credit Carryforwards	0.7	0.3
Other, net	1.3	1.3

Total Deferred Tax Assets	$40.2	$42.3

Deferred Tax Liabilities
Utility Plant Differences	157.4	$143.8
Regulatory Assets & Liabilities	9.4	6.2
Other, net	1.1	1.3

Total Deferred Tax Liabilities	167.9	151.3

Net Deferred Tax Liabilities	$127.7	$109.0

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2021 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future

events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2020; December 31, 2019; and December 31, 2018.
Income tax filings
for the year ended December 31, 2020 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2020 which were filed with the IRS in October 2021, the Company generated federal Net Operating Loss Carryforward (NOLC) assets of $7.7 million, principally due to tax repairs expense and tax depreciation. As of December 31, 2021, the Company recognized the utilization of approximately
$3.6 million of the NOLC asset to offset current taxes payable. In addition, at December 31, 2021, the Company had $
0.7 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2024.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax refunds. The Company has evaluated these items and determined that the items do not have a material effect on the Company’s financial statements as of December 31, 2021. Additionally, the CARES Act enacted the Employee Retention Credit (ERC) to incentivize companies to retain employees. The ERC is a 50% credit on employee wages for employees that are retained and cannot perform their job duties at 100% capacity as a result of coronavirus pandemic restrictions.
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
The Company has evaluated each of the CARES, CAA and ARPA

provisions and determined that they do not have a material effect on the Company’s financial statements as of December 31, 2021. The Company has recorded a reduction in payroll taxes related to the ERC for $0.4 million in 2021 and $0.6 million in 2020. These credits were recorded as a reduction to payroll tax expense which is recorded in Taxes Other Than Income Taxes in the Consolidated Statements of Earnings.
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

Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, the recent FERC guidance noted above and IRS normalization rules, the benefit of these protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of December 31, 2021, the Company flowed back $3.1 million to customers in its Massachusetts, Maine, and federal jurisdictions. New Hampshire liabilities will begin to flow back once rate proceedings have finalized
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

•	The Unitil Corporation Supplemental Executive Retirement Plan (SERP)—The SERP is a non-qualified retirement plan, with participation limited to executives selected by the Board of Directors.
The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2021	2020	2019
Used to Determine Plan costs for years ended December 31:

Discount Rate	2.50%	3.25%	4.25%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Expected Long-term rate of return on plan assets	7.50%	7.40%	7.50%

Health Care Cost Trend Rate Assumed for Next Year	6.60%	7.00%	7.00%

Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%

Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029	2024

Used to Determine Benefit Obligations at December 31:

Discount Rate	2.85%	2.50%	3.25%

Rate of Compensation Increase	3.00%	3.00%	3.00%

Health Care Cost Trend Rate Assumed for Next Year	6.20%	6.60%	7.00%

Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%

Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029	2029
The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2021, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $679,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2021 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Service Cost	$3,472	$3,322	$3,104	$3,034	$2,698	$2,304	$354	$283	$247

Interest Cost	5,003	5,776	6,484	2,740	3,121	3,426	458	549	567

Expected Return on Plan Assets	(9,693)	(9,019)	(8,475)	(2,508)	(2,063)	(1,645)	—	—	—

Prior Service Cost Amortization	301	320	320	1,208	1,210	1,213	56	57	56

Actuarial Loss Amortization	8,089	6,472	4,324	1,045	744	227	1,489	1,036	628

Sub-total	7,172	6,871	5,757	5,519	5,710	5,525	2,357	1,925	1,498

Amounts Capitalized or Deferred	(3,384)	(3,083)	(2,227)	(3,136)	(2,865)	(2,317)	(712)	(579)	(430)

NPBC Recognized	$3,788	$3,788	$3,530	$2,383	$2,845	$3,208	$1,645	$1,346	$1,068

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year
volatility. This market-related valuation recognizes investment ga
i
ns or losses

over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. The

Company’s pension expense for the years 2021, 2020 and 2019 before capitalization and deferral was $7.2 million, $6.9 million and $5.8 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2021, 2020 and 2019 would have been $6.1 million, $6.5 million and $7.3 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2021	2020	2021	2020	2021	2020

Plan Assets at Beginning of Year	$137,406	$125,755	$32,847	$27,280	$—	$—

Actual Return on Plan Assets	16,989	13,024	3,586	3,739	—	—

Employer Contributions	4,100	4,665	8,903	4,156	637	654

Participant Contributions	—	—	220	240	—	—

Benefits Paid	(6,489)	(6,038)	(2,905)	(2,568)	(637)	(654)

Plan Assets at End of Year	$152,006	$137,406	$42,651	$32,847	$—	$—

Change in PBO:

PBO at Beginning of Year	$206,092	$182,135	$106,831	$95,657	$20,225	$17,759

Service Cost	3,472	3,322	3,034	2,698	354	283

Interest Cost	5,003	5,776	2,740	3,121	458	549

Participant Contributions	—	—	220	240	—	—

Plan Amendments	674	732	—	—	—	—

Benefits Paid	(6,489)	(6,038)	(2,905)	(2,568)	(637)	(654)

Actuarial (Gain) or Loss	(9,334)	20,165	2,167	7,683	(2,686)	2,288

PBO at End of Year	$199,418	$206,092	$112,087	$106,831	$17,714	$20,225

Funded Status: Assets vs PBO	$(47,412)	$(68,686)	$(69,436)	$(73,984)	$(17,714)	$(20,225)

The decrease in the PBO for the Pension plan as of Dece
m
ber 31, 2021 compared to December 31, 2020 primarily reflects an increase in the assumed discount rate as of December 31, 2021.
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
The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $86.4 million and $103.7 million at December 31, 2021 and 2020, respectively, to account for the future collection of these plan obligations in electric and gas rates.
The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $185.1 million and $189.4 million as of December 31, 2021 and 2020, respectively. The ABO for the SERP was $17.5 million and $16.7 million as of December 31, 2021 and 2020, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)
The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2022 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

8
0

The following table represents employer contributions, participant contributions and benefit payments (
000
’s)
.

	Pension Plan			PBOP Plan			SERP
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Employer Contributions	$4,100	$4,665	$6,916	$8,903	$4,156	$4,000	$637	$654	$610
Participant Contributions	$—	$—	$—	$220	$240	$121	$—	$—	$—
Benefit Payments	$6,489	$6,038	$6,877	$2,905	$2,568	$1,758	$637	$654	$610
The following table represents estimated future

benefit

payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2022	$7,040	$3,151	$637
2023	8,046	3,448	636
2024	8,497	3,559	635
2025	8,702	3,862	1,090
2026	9,804	4,158	1,144
2027—2031	54,565	23,853	5,583
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

Pension Plan	Target Allocation 2022	Actual Allocation at December 31,
		2021	2020	2019

Equity Funds	56%	57%	58%	54%
Debt Funds	39%	38%	37%	36%
Real Estate Fund	5%	4%	4%	9%
Other (1)	—	1%	1%	1%

Total		100%	100%	100%

(1)	Represents investments being held in cash equivalents as of December 31, 2021, December 31, 2020 and December 31, 2019 pending payment of benefits.

PBOP Plan	Target Allocation 2022	Actual Allocation at December 31,
		2021	2020	2019

Equity Funds	55%	56%	55%	56%
Debt Funds	45%	44%	45%	44%

Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50% for 2021. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The desired investment objective is a long-term rate of return on assets that is approximately 5 – 6% greater than the assumed rate of inflation as measured by the Consumer Price Index. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

8
1

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
Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2021 and 2020 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2021
Pension Plan Assets:
Mutual Funds:

Equity Funds	$86,356	$86,356	$—	$—
Fixed Income Funds	57,883	57,883	—	—

Total Mutual Funds	144,239	144,239	—	—
Cash Equivalents	912	912

Total Assets in the Fair Value Hierarchy	$145,151	$145,151	$—	$—

Real Estate Fund–Measured at Net Asset Value	6,855

Total Assets	$152,006

2020
Pension Plan Assets:
Mutual Funds:
Equity Funds	$79,690	$79,690	$—	$—
Fixed Income Funds	50,622	50,622	—	—

Total Mutual Funds	130,312	130,312	—	—
Cash Equivalents	1,277	1,277

Total Assets in the Fair Value Hierarchy	$131,589	$131,589	$—	$—

Real Estate Fund–Measured at Net Asset Value	5,817

Total Assets	$137,406

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

8
2

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2021 and 2020 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2021
PBOP Plan Assets:
Mutual Funds:

Fixed Income Funds	$18,882	$18,882	$—	$—
Equity Funds	23,769	23,769	—	—

Total Assets	$42,651	$42,651	$—	$—

2020
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$14,716	$14,716	$—	$—
Equity Funds	18,131	18,131	—	—

Total Assets	$32,847	$32,847	$—	$—

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
The Company’s contributions to the 401(k) Plan were $3.3 million, $3.0 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded as of December 31, 2021 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report which appears in Part II, Item 8 herein.
Changes in Internal Control over Financial Reporting
There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B.	Other Information
On February 1, 2022, the Company issued a press release announcing its results of operations for the year ended December 31, 2021. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022.

Item 11.	Executive Compensation
Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022.

Item 14.	Principal Accountant Fees and Services
Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) and (2)—
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; PCAOB ID No. 34)

•	Consolidated Statements of Earnings for the years ended December 31, 2021, 2020 and 2019

•	Consolidated Balance Sheets—December 31, 2021 and 2020

•	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

•	Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2021, 2020 and 2019

•	Notes to Consolidated Financial Statements
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.
(3)—
LIST OF EXHIBITS

Exhibit Number	Description of Exhibit	Reference*
3.1	Articles of Incorporation of Unitil Corporation.	Exhibit 3.1 to Form S-14 Registration Statement No. 2-93769 dated October 12, 1984 (P)

3.2	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on March 4, 1992.	Exhibit 3.2 to Form 10-K for 1991 (SEC File No. 1-8858) (P)

3.3	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on September 23, 2008.	Exhibit 3.3 to Form S-3/A Registration Statement No. 333-152823 dated November 25, 2008

3.4	Articles of Amendment to the Articles of Incorporation Filed with the Secretary of State of the State of New Hampshire on April 27, 2011.	Exhibit 4.4 to Post-Effective Amendment No. 1 to Form S-3 Registration Statement No. 333-168394, dated January 28, 2014

3.5	Fourth Amended and Restated By-Laws of Unitil Corporation.	Exhibit 3.1 to Form 8-K dated April 29, 2020 (SEC File No. 1-8858)

4.1	Twelfth Supplemental Indenture of Unitil Energy Systems, Inc., successor to Concord Electric Company, dated as of December 2, 2002, amending and restating the Concord Electric Company Indenture of Mortgage and Deed of Trust dated as of July 15, 1958.	Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)

Exhibit Number	Description of Exhibit	Reference*
4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

4.6	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.7	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.8	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.9	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.10	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.11	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.12	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.13	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.14	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21	Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.22	Note Purchase Agreement dated July 14, 2017 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.	Exhibit 4.2 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.23	Note Purchase Agreement dated July 14, 2017 by and among Granite State Gas Transmission, Inc. and the several purchasers named therein for the 3.72% Senior Notes, Series 2017A, due November 1, 2027.	Exhibit 4.3 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

4.24****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Northern Utilities, Inc. to Great-West Life & Annuity Insurance Company.	Exhibit 4.2 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.25****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Northern Utilities, Inc. to The Canada Life Insurance Company of Canada.	Exhibit 4.3 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.26****	3.52% Senior Note, Series 2017A, due November 1, 2027, issued by Fitchburg Gas and Electric Light Company to Great-West Life & Annuity Insurance Company.	Exhibit 4.5 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.27****	4.32% Senior Note, Series 2017B, due November 1, 2047, issued by Fitchburg Gas and Electric Light Company to The Great-West Life Assurance Company.	Exhibit 4.6 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.28****	3.72% Senior Note, Series 2017A, due November 1, 2027, issued by Granite State Gas Transmission, Inc. to Thrivent Financial for Lutherans.	Exhibit 4.8 to Form 8-K dated November 1, 2017 (SEC File No. 1-8858)

4.29	Bond Purchase Agreement dated November 30, 2018 by and among Unitil Energy Systems, Inc. and the several purchasers named therein for the $30,000,000 aggregate principal amount of first mortgage bonds, Series Q, due November 30, 2048.	Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.30	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.31****	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.32	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.33****	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.34	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.35****	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.36	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.37****	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39****	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.40	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.41	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.42****	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.43	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders.	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.44	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.45	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.46	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.47	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

4.48	Mortgage and Security Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*

4.49	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Exhibit 4.50 to Form 10-K for 2020 (SEC File No. 1-8858)

4.50	Description of Registrant’s Securities	Filed herewith

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6***	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.7***	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

10.8***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.9***	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10***	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.12***	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.13***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

Exhibit Number	Description of Exhibit	Reference*

10.14***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2021.	Filed herewith

10.16***	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.17***	Employment Agreement effective July 25, 2018 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.18***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.19***	Employment Agreement effective April 25, 2021 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated April 28, 2021 (SEC File No. 1-8858)

10.20***	Unitil Corporation—Compensation of Directors effective as of January 1, 2021.	Exhibit 10.24 to Form 10-K for 2020 (SEC File No. 1-8858)

10.21***	Unitil Corporation—Compensation of Directors effective as of January 1, 2022.	Filed herewith

10.22
Underwriting Agreement dated August 4, 2021 among Unitil Corporation, on the one hand, and RBC Capital Markets, LLC and BofA Securities, Inc., on the other hand, for themselves and as representatives of the several underwriters named therein.
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
Filed herewith

Exhibit Number	Description of Exhibit	Reference*

99.1	Unitil Corporation Press Release Dated February 1, 2022 Announcing Earnings For the Year Ended December 31, 2021.	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

*
The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

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

U NITIL C ORPORATION

Date February 1, 2022	By	/ S / T HOMAS P. M EISSNER , J R .
Thomas P. Meissner, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/ S / T HOMAS P. M EISSNER , J R . Thomas P. Meissner, Jr.	Principal Executive Officer; Director	February 1, 2022

/ S / R OBERT B. H EVERT Robert B. Hevert	Principal Financial Officer	February 1, 2022

/ S / D ANIEL J. H URSTAK Daniel J. Hurstak	Principal Accounting Officer	February 1, 2022

/ S / M ICHAEL B. G REEN Michael B. Green	Director	February 1, 2022

/ S / E BEN S. M OULTON Eben S. Moulton	Director	February 1, 2022

/ S / E DWARD F. G ODFREY Edward F. Godfrey	Director	February 1, 2022

/ S / W INFIELD S. B ROWN Winfield S. Brown	Director	February 1, 2022

/ S / L ISA C RUTCHFIELD Lisa Crutchfield	Director	February 1, 2022

/ S / D AVID A. W HITELEY David A. Whiteley	Director	February 1, 2022

/ S / S UZANNE F OSTER Suzanne Foster	Director	February 1, 2022

/ S / J USTINE V OGEL Justine Vogel	Director	February 1, 2022

/ S / M ARK H. C OLLIN Mark H. Collin	Director	February 1, 2022