Form 10-Q
period 2022-03-31
UNITIL CORP
filed 2022-05-03
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______
Commission File Number
1-8858

UNITIL COR
PORATION
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
12b-2
of the Exchange Act).

Yes  ☐

No

☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Common Stock, no par value	16,031,008 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended March 31, 2022

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

•
declines in capital market valuations, which could require the Company to make substantial cash contributions to cover its pension obligations, and the Company’s ability to recover pension obligation costs in its rates;

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
PART I. FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Unitil Corporation’s 2021 Annual Report on Form
10-K
for additional information.
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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 107,700 electric customers and 86,600 gas customers.
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
Unitil had an investment in Net Utility Plant of $1,259.9 million at March 31, 2022. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State.
Unitil Resources is the Company’s wholly-owned,
non-regulated
subsidiary. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire; and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.
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
Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. The Company’s distribution utilities and its gas transmission pipeline company also may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms.

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
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended March 31, 2022 and March 31, 2021 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to the unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
The extent to which the coronavirus pandemic affects the Company’s financial condition, results of operations, and cash flows will depend on future developments, that are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus pandemic, and the actions to contain the coronavirus pandemic or treat its effect, among others. In particular, the continued spread of the coronavirus could adversely affect the Company’s business, by (i) disrupting the Company’s employees and contractors ability to provide ongoing services to the Company, (ii) reducing customer demand for electricity or gas, or (iii) reducing the supply of electricity or gas, each of which could have an adverse effect on the Company’s financial condition, results of operations, and cash flows.
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

As part of the Offering, the Company granted the underwriters a
30-day
option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the three months ended March 31, 2022 reflect the higher number of average shares outstanding.
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

Three Months Ended March 31, 2022 ($ in millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$89.2	$103.4	$—	$192.6
Less: Cost of Sales	(64.6)	(51.4)	—	(116.0)
Less: Depreciation and Amortization	(6.7)	(8.5)	(0.3)	(15.5)

GAAP Gross Margin	17.9	43.5	(0.3)	61.1
Depreciation and Amortization	6.7	8.5	0.3	15.5

Adjusted Gross Margin	$24.6	$52.0	$—	$76.6

Three Months Ended March 31, 2021 ($ in millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$60.1	$78.7	$—	$138.8
Less: Cost of Sales	(36.4)	(30.9)	—	(67.3)
Less: Depreciation and Amortization	(6.5)	(8.2)	(0.2)	(14.9)

GAAP Gross Margin	17.2	39.6	(0.2)	56.6
Depreciation and Amortization	6.5	8.2	0.2	14.9

Adjusted Gross Margin	$23.7	$47.8	$—	$71.5

Electric GAAP Gross Margin was $17.9 million in the first quarter of 2022, an increase of $0.7 million compared to the same period in 2021. The increase was driven by higher rates and customer growth of $0.9 million, partially offset by higher depreciation and amortization expense of $0.2 million.

Gas GAAP Gross Margin was $43.5 million in the first quarter of 2022, an increase of $3.9 million compared to the same period in 2021. The increase was driven by higher rates of $2.8 million and the favorable effects of customer growth and colder winter weather in 2022 of $1.4 million, partially offset by higher depreciation and amortization of $0.3 million.
Earnings Overview
The Company’s Net Income was $21.5 million, or $1.35 in Earnings Per Share (EPS), for the quarter ended March 31, 2022, an increase of $2.6 million in Net Income, or $0.09 in EPS, compared to the same period in 2021. The Company’s earnings in 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP
financial measure), partially offset by higher operating expenses.
Electric Adjusted Gross Margin (a
non-GAAP
financial measure) was $24.6 million in the first quarter of 2022, an increase of $0.9 million compared to the same period in 2021. This increase reflects higher rates and customer growth.
Total electric kilowatt-hour (kWh) sales increased 1.4% compared to the first quarter of 2021, reflecting increases of 0.3% and 2.3% in sales to Residential and Commercial and Industrial (C&I) customers, respectively. The increases in sales to Residential and C&I customers reflect customer growth. As of March 31, 2022, the number of electric customers served increased by approximately 550 over the previous year.
Gas Adjusted Gross Margin (a
non-GAAP
financial measure) was $52.0 million in the first quarter of 2022, an increase of $4.2 million compared to the same period in 2021, driven by higher rates of $2.8 million and the favorable effects of customer growth and colder winter weather in 2022 of $1.4 million.
Gas therm sales increased 3.8% in the first quarter of 2022 compared to the same period in 2021, reflecting increases of 3.0% and 4.1% in sales to Residential and C&I customers, respectively. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021 and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 4.6% more Effective Degree Days (EDD) in the first quarter of 2022 compared to the same period in 2021, although 1.3% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 1.8% in the first quarter of 2022 compared to the same period in 2021. As of March 31, 2022, the number of gas customers served increased by approximately 1,000 over the previous year.
Operation and Maintenance (O&M) expenses increased $1.5 million in the three months ended March 31, 2022 compared to the same period in 2021. The change in O&M expenses reflects higher labor costs of $1.4 million and higher professional fees of $0.6 million, partially offset by lower utility operating costs of $0.5 million.
Depreciation and Amortization expense increased $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021, reflecting additional depreciation associated with higher utility plant in service.
Taxes Other Than Income Taxes increased $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021, reflecting higher payroll taxes.
Other Expense (Income), Net decreased $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021, reflecting lower retirement benefit costs.
Interest Expense, Net in the three months ended March 31, 2022 decreased $0.5 million compared to the same period in 2021, reflecting lower interest on long-term debt and higher net interest income on regulatory assets and liabilities, partially offset by higher interest rates on higher levels of short-term borrowings.

Provision for Income Taxes Federal and State Income Taxes increased $0.9 million for the three months ended March 31, 2022 compared to the same period in 2021, reflecting higher pre-tax
earnings in the current period.
At its January 2022 and April 2022 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.39 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.56 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
-
In the first quarter of 2022, Unitil’s total electric kWh sales increased 1.4% compared to the first quarter of 2021, reflecting increases of 0.3% and 2.3% in sales to Residential and C&I customers, respectively. The increases in sales to Residential and C&I customers reflect customer growth. As of March 31, 2022, the number of electric customers served increased by approximately 550 over the previous year. Sales margins from decoupled unit sales (representing approximately 27% of total annual kWh sales volume) are not sensitive to changes in electric kWh sales.
The following table details total kWh sales for the three months ended March 31, 2022 and 2021 by major customer class:

kWh Sales (millions)
	Three Months Ended March 31,
	2022	2021	Change	% Change
Residential	192.8	192.2	0.6	0.3%
Commercial / Industrial	237.2	231.9	5.3	2.3%

Total	430.0	424.1	5.9	1.4%

Electric Operating Revenues and Electric Adjusted Gross Margin
-
The following table details total Electric Operating Revenues and Electric Adjusted Gross Margin for the three months ended March 31, 2022 and 2021:

Electric Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Electric Operating Revenues:
Residential	$54.8	$36.2	$18.6	51.4%
Commercial / Industrial	34.4	23.9	10.5	43.9%

Total Electric Operating Revenues	$89.2	$60.1	$29.1	48.4%

Total Cost of Electric Sales	$64.6	$36.4	$28.2	77.5%

Electric Sales Margin	$24.6	$23.7	$0.9	3.8%

Electric Adjusted Gross Margin (a
non-GAAP
measure) was $24.6 million in the first quarter of 2022, an increase of $0.9 million compared to the same period in 2021. This increase reflects higher rates and customer growth.
The increase in Total Electric Operating Revenues of $29.1 million in the first quarter of 2022 reflects higher electric sales volumes and higher cost of electric sales, which are tracked and reconciled costs that are passed through directly to customer.

Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales -
Unitil’s total gas therm sales increased 3.8% in the first quarter of 2022 compared to the same period in 2021, reflecting increases of 3.0% and 4.1% in sales to Residential and C&I customers, respectively. The increase in gas therm sales in the Company’s service areas reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021 and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 4.6% more EDD in the first quarter of 2022 compared to the same period in 2021, although 1.3% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 1.8% in the first quarter of 2022 compared to the same period in 2021. As of March 31, 2022, the number of gas customers served increased by approximately 1,000 over the previous year. Sales margin from decoupled unit sales (representing approximately 11% of total annual therm sales volume) is not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three months ended March 31, 2022 and 2021, by major customer class:

Therm Sales (millions)
	Three Months Ended March 31,
	2022	2021	Change	% Change
Residential	24.3	23.6	0.7	3.0%
Commercial / Industrial	74.5	71.6	2.9	4.1%

Total	98.8	95.2	3.6	3.8%

Gas Operating Revenues and Gas Adjusted Gross Margin
– The following table details total Gas Operating Revenues and Gas Adjusted Gross Margin for the three months ended March 31, 2022 and 2021:

Gas Operating Revenues and Adjusted Gross Margin ($ in millions)
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gas Operating Revenues:
Residential	$42.8	$33.4	$9.4	28.1%
Commercial / Industrial	60.6	45.3	15.3	33.8%

Total Gas Operating Revenues	$103.4	$78.7	$24.7	31.4%

Cost of Gas Sales	$51.4	$30.9	$20.5	66.3%

Gas Adjusted Gross Margin	$52.0	$47.8	$4.2	8.8%

Gas Adjusted Gross Margin (a
non-GAAP
measure) was $52.0 million in the first quarter of 2022, an increase of $4.2 million compared to the same period in 2021, driven by higher rates of $2.8 million and the favorable effects of customer growth and colder winter weather in 2022 of $1.4 million.
The increase in Total Gas Operating Revenues of $24.7 million in the first quarter of 2022 was driven by higher gas sales volumes and higher cost of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Operating Expenses
Cost of Electric Sales
-
Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales increased $28.2 million, or 77.5%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase reflects higher wholesale electricity prices and higher sales of electricity. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Cost of Gas Sales
-
Cost of Gas Sales includes the cost of gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $20.5 million, or 66.3%, in the three months ended March 31, 2022 compared to the same period in 2021. This increase reflects higher wholesale gas prices and higher sales of gas. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Operation and Maintenance
-
O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other business activities. O&M expenses increased $1.5 million, or 8.8%, in the three months ended March 31, 2022 compared to the same period in 2021. The change in O&M expenses reflects higher labor costs of $1.4 million and higher professional fees of $0.6 million, partially offset by lower utility operating costs of $0.5 million.
Depreciation and Amortization
-
Depreciation and Amortization expense increased $0.6 million, or 4.0%, in the three months ended March 31, 2022 compared to the same period in 2021, reflecting additional depreciation associated with higher utility plant in service.
Taxes Other Than Income Taxes
-
Taxes Other Than Income Taxes increased $0.6 million, or 9.7%, in the three months ended March 31, 2022 compared to the same period in 2021, reflecting higher payroll taxes.
Other Expense (Income), Net
-
Other Expense (Income), Net decreased $0.6 million, or 46.2% in the three months ended March 31, 2022 compared to the same period in 2021, reflecting lower retirement benefit costs.
Provision for Income Taxes
-
Federal and State Income Taxes increased $0.9 million for the three months ended March 31, 2022 compared to the same period in 2021, reflecting higher pre-tax
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

Interest Expense, Net ($ in millions)	Three Months Ended March 31,
	2022	2021	Change
Interest Expense
Long-term Debt	$6.2	$6.6	$(0.4)
Short-term Debt	0.3	0.2	0.1
Regulatory Liabilities	0.1	0.1	—

Subtotal Interest Expense	6.6	6.9	(0.3)

Interest (Income)
Regulatory Assets	(0.2)	(0.1)	(0.1)
AFUDC and Other	(0.2)	(0.1)	(0.1)

Subtotal Interest (Income)	(0.4)	(0.2)	(0.2)

Total Interest Expense, Net	$6.2	$6.7	$(0.5)

Interest Expense, Net in the three months ended March 31, 2022 decreased $0.5 million compared to the same period in 2021, reflecting lower interest on long-term debt and higher net interest income on regulatory assets and liabilities, partially offset by higher interest rates on higher levels of short-term borrowings.
CAPITAL REQUIREMENTS
Sources of Capital
Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term debt financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time the Company accesses the public capital markets through public offerings of equity securities. The Company’s utility operations are seasonal in nature and therefore are subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.
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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined). At March 31, 2022, March 31, 2021 and December 31, 2021, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit, extends to July 25, 2023, and, under certain conditions, allows for an increase in the borrowing limit by up to $50 million, and two one-year
extensions. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear-interest under several options, including at a daily fluctuating rate of interest per annum equal to one-month
London Interbank Offered Rate plus 1.125%. The terms of the current credit facility allow for a comparable successor rate to be used if the one-month
LIBOR rate becomes unavailable. The Company believes that a change to a new rate will not have a material effect on its financial position, operating results, or cash flows.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $96.8 million for the three months ended March 31, 2022. Total gross repayments were $96.9 million for the three months ended March 31, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31, 2022, March 31, 2021 and December 31, 2021:

	Revolving Credit Facility ($ in millions)
	March 31,		December 31,
	2022	2021	2021
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	64.0	37.3	64.1

Available	$56.0	$82.7	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2022, March 31, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.
The Company is monitoring the coronavirus pandemic, including any effect on planned capital expenditures. The Company does not believe the pandemic will adversely affect its access to capital and funding sources. The Company believes its future operating cash flows, its available borrowing capacity, and its access to private and public capital markets for the issuance of long-term debt and equity securities will be sufficient to meet its working capital and capital investment needs.
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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2022, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $2.0 million, $1.5 million and $8.3 million of gas storage inventory at March 31, 2022, March 31, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas inventory released in March 2022 and payable in April 2022 is $1.5 million and is recorded in Accounts Payable at March 31, 2022. The amount of gas inventory released in March 2021 and payable in April 2021 was $0.5 million and was recorded in Accounts Payable at March 31, 2021. The amount of gas inventory released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of March 31, 2022, there were approximately $0.7 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of March 31, 2022, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2021 Annual Report on Form
10-K
for additional information.
EMPLOYEES
Unitil’s commitment to excellence begins with its employees. As of March 31, 2022, the Company and its subsidiaries had 508 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.

The Company strives to be the employer of choice in the communities it serves – regardless of race, religion, color, gender, or sexual orientation. The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business.
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
As of March 31, 2022, a total of 161 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of March 31, 2022:

	Employees Covered	CBA Expiration
Fitchburg	42	05/31/2022
Northern Utilities NH Division	35	06/07/2025
Northern Utilities ME Division	38	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	38	05/31/2023
Unitil Service	4	05/31/2023
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
As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended March 31, 2022 and March 31, 2021 were 1.4% and 1.3%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.
COMMODITY PRICE RISK
Although Unitil’s three distribution utilities are subject to commodity price variations as part of their traditional operations, the current regulatory framework within which these companies operate allows for full collection of electric power and gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. As discussed in Note 6 (Regulatory Matters), the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

REGULATORY MATTERS
Refer to Note 6 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.
ENVIRONMENTAL MATTERS
Refer to Note 7 to the unaudited Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

Item	1. Financial Statements
UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions, except per share data) (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating Revenues
Electric	$89.2	$60.1
Gas	103.4	78.7

Total Operating Revenues	192.6	138.8

Operating Expenses
Cost of Electric Sales	64.6	36.4
Cost of Gas Sales	51.4	30.9
Operation and Maintenance	18.5	17.0
Depreciation and Amortization	15.5	14.9
Taxes Other than Income Taxes	6.8	6.2

Total Operating Expenses	156.8	105.4

Operating Income	35.8	33.4
Interest Expense, Net	6.2	6.7
Other Expense (Income), Net	0.7	1.3

Income Before Income Taxes	28.9	25.4
Provision For Income Taxes	7.4	6.5

Net Income	$21.5	$18.9

Net Income Per Common Share (Basic and Diluted)	$1.35	$1.26
Weighted Average Common Shares Outstanding – (Basic and Diluted)	16.0	15.0
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions) (UNAUDITED)

	March 31,		December 31,
	2022	2021	2021
ASSETS:

Current Assets :
Cash and Cash Equivalents	$6.5	$6.1	$6.5
Accounts Receivable, Net	81.9	73.2	66.9
Accrued Revenue	56.3	34.7	61.2
Exchange Gas Receivable	0.7	1.2	7.4
Gas Inventory	0.5	0.4	1.0
Materials and Supplies	9.4	9.2	8.6
Prepayments and Other	7.8	7.9	8.1

Total Current Assets	163.1	132.7	159.7

Utility Plant:
Electric	606.7	576.8	602.4
Gas	986.3	922.4	972.6
Common	66.6	64.5	66.4
Construction Work in Progress	36.5	38.3	47.5

Total Utility Plant	1,696.1	1,602.0	1,688.9
Less: Accumulated Depreciation	436.2	409.7	431.7

Net Utility Plant	1,259.9	1,192.3	1,257.2

Other Noncurrent Assets:
Regulatory Assets	108.1	128.7	108.9
Operating Lease Right of Use Assets	4.8	5.4	4.7
Other Assets	16.4	17.9	9.8

Total Other Noncurrent Assets	129.3	152.0	123.4

TOTAL ASSETS	$1,552.3	$1,477.0	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares) (UNAUDITED)

	March 31,		December 31,
	2022	2021	2021
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$39.0	$28.7	$52.4
Short-Term Debt	64.0	37.3	64.1
Long-Term Debt, Current Portion	8.2	8.5	8.2
Regulatory Liabilities	15.6	14.7	9.5
Energy Supply Obligations	6.9	7.7	14.5
Interest Payable	6.4	6.8	4.8
Environmental Obligations	0.5	0.3	0.5
Other Current Liabilities	17.1	18.9	19.5

Total Current Liabilities	157.7	122.9	173.5

Noncurrent Liabilities:
Retirement Benefit Obligations	136.3	164.8	133.9
Deferred Income Taxes, Net	135.0	115.4	127.7
Cost of Removal Obligations	109.8	102.5	107.5
Regulatory Liabilities	42.1	43.5	42.6
Environmental Obligations	2.2	1.8	2.2
Other Noncurrent Liabilities	7.3	7.0	6.6

Total Noncurrent Liabilities	432.7	435.0	420.5

Capitalization:
Long-Term Debt, Less Current Portion	496.6	515.8	497.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding:16,020,047, 15,041,629 and 15,977,766 Shares)	333.7	286.3	332.1
Retained Earnings	131.4	116.8	116.2

Total Common Stock Equity	465.1	403.1	448.3
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	465.3	403.3	448.5

Total Capitalization	961.9	919.1	946.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,552.3	$1,477.0	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net Income	$21.5	$18.9
Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities:
Depreciation and Amortization	15.5	14.9
Deferred Tax Provision	7.1	6.2
Changes in Working Capital Items:
Accounts Receivable	(15.0)	(11.2)
Accrued Revenue	4.9	16.2
Exchange Gas Receivable	6.7	3.7
Regulatory Liabilities	6.1	9.2
Accounts Payable	(13.4)	(4.5)
Other Changes in Working Capital Items	(2.2)	0.8
Deferred Regulatory and Other Charges	(5.9)	(7.7)
Other, Net	3.8	1.2

Cash Provided by Operating Activities	29.1	47.7

Investing Activities:
Property, Plant and Equipment Additions	(15.4)	(14.1)

Cash (Used in) Investing Activities	(15.4)	(14.1)

Financing Activities:
Repayment of Short-Term Debt, Net	(0.1)	(17.4)
Repayment of Long-Term Debt	(1.3)	(7.2)
(Decrease) Increase in Capital Lease Obligations	(0.1)	0.1
Net Decrease in Exchange Gas Financing	(6.2)	(3.5)
Dividends Paid	(6.3)	(5.8)
Proceeds from Issuance of Common Stock	0.3	0.3

Cash (Used in) Financing Activities	(13.7)	(33.5)

Net Increase in Cash and Cash Equivalents	—	0.1
Cash and Cash Equivalents at Beginning of Period	6.5	6.0

Cash and Cash Equivalents at End of Period	$6.5	$6.1

Supplemental Cash Flow Information:
Interest Paid	$4.7	$4.9
Income Taxes Paid	$0.4	$0.3
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$4.6	$4.1
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.6	$0.2
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income		21.5	21.5
Dividends on Common Shares ($0.39 per Common Share)		(6.3)	(6.3)
Stock Compensation Plans	1.3		1.3
Issuance of 5,511 Common Shares	0.3		0.3

Balance at March 31, 2022	$333.7	$131.4	$465.1

Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		18.9	18.9
Dividends on Common Shares ($0.38 per Common Share)		(5.8)	(5.8)
Stock Compensation Plans	0.7		0.7
Issuance of 6,179 Common Shares	0.3		0.3

Balance at March 31, 2021	$286.3	$116.8	$403.1

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
Granite State is an interstate gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major gas pipelines and access to domestic gas supplies in the south and Canadian gas supplies in the north. Granite State derives its revenues principally from transportation services provided to Northern Utilities and, to a lesser extent, third-party marketers.
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
non-regulated
subsidiary.
Basis of Presentation -
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on February 1, 2022, for a description of the Company’s Basis of Presentation.

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
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended March 31, 2022
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$49.4	$45.6	$95.0
Commercial and Industrial	31.0	64.6	95.6
Other	4.3	3.5	7.8

Total Billed and Unbilled Revenue	84.7	113.7	198.4
Rate Adjustment Mechanism Revenue	4.5	(10.3)	(5.8)

Total Electric and Gas Operating Revenues	$89.2	$103.4	$192.6

	Three Months Ended March 31, 2021
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$38.1	$37.7	$75.8
Commercial and Industrial	25.9	50.1	76.0
Other	1.8	5.4	7.2

Total Billed and Unbilled Revenue	65.8	93.2	159.0
Rate Adjustment Mechanism Revenue	(5.7)	(14.5)	(20.2)

Total Electric and Gas Operating Revenues	$60.1	$78.7	$138.8

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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of March 31, 2022, March 31, 2021 and December 31, 2021, the Unitil subsidiaries had deposited $2.9 million, $2.2 million and $2.7 million, respectively to satisfy their
ISO-NE
obligations.
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
The Allowance for Doubtful Accounts as of March 31, 2022, March 31, 2021 and December 31, 2021, was as follows:

($ millions)
	March 31,		December 31,
	2022	2021	2021
Allowance for Doubtful Accounts	$3.4	$4.4	$3.3

Accounts Receivable, Net includes $3.3 million, $4.3 million, and $3.1 million of the Allowance for Doubtful Accounts at March 31, 2022, March 31, 2021 and December 31, 2021, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million, $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at March 31, 2022, March 31, 2021 and December 31, 2021, respectively.
Accrued Revenue

-
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of March 31, 2022, March 31, 2021 and December 31, 2021.

	March 31,		December 31,
Accrued Revenue ($ millions)	2022	2021	2021
Regulatory Assets – Current	$45.2	$24.0	$47.4
Unbilled Revenues, net	11.1	10.7	13.8

Total Accrued Revenue	$56.3	$34.7	$61.2

Exchange Gas Receivable
 -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of March 31, 2022, March 31, 2021 and December 31, 2021.

	March 31,		December 31,
Exchange Gas Receivable ($ millions)	2022	2021	2021
Northern Utilities	$0.5	$1.0	$6.7
Fitchburg	0.2	0.2	0.7

Total Exchange Gas Receivable	$0.7	$1.2	$7.4

Gas Inventory
 -
The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of March 31, 2022, March 31, 2021 and December 31, 2021.

	March 31,		December 31,
Gas Inventory ($ millions)	2022	2021	2021
Natural Gas	$—	$—	$0.5
Propane	0.4	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$0.5	$0.4	$1.0

Utility Plant
 -
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At March 31, 2022, March 31, 2021 and December 31, 2021, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $109.8 million, $102.5 million, and $107.5 million, respectively.
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
As of March 31, 2022, March 31, 2021 and December 31, 2021, the Company has recorded $7.9 million, $8.0 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	March 31,		December 31,
Regulatory Assets consist of the following ($ millions)	2022	2021	2021
Retirement Benefits	$86.5	$104.5	$86.4
Energy Supply and Other Rate Adjustment Mechanisms	41.9	20.2	44.1
Deferred Storm Charges	2.9	3.7	3.3
Environmental	4.5	5.0	4.6
Income Taxes	2.4	3.2	2.6
Other Deferred Charges	15.1	16.1	15.3

Total Regulatory Assets	153.3	152.7	156.3
Less: Current Portion of Regulatory Assets (1)	45.2	24.0	47.4

Regulatory Assets – noncurrent	$108.1	$128.7	$108.9

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2022	2021	2021
Income Taxes (Note 8)	$43.9	$45.1	$44.3
Rate Adjustment Mechanisms	13.8	12.9	7.7
Other	—	0.2	0.1

Total Regulatory Liabilities	57.7	58.2	52.1
Less: Current Portion of Regulatory Liabilities	15.6	14.7	9.5

Regulatory Liabilities – noncurrent	$42.1	$43.5	$42.6

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of March 31, 2022 are $7.8 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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
At March 31, 2022, March 31, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, w
as
$5.5 million, $5.6 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Money Market Funds	$5.5	$5.6	$5.7

Total Marketable Securities	$5.5	$5.6	$5.7

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
At March 31, 2022, March 31, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.8 million, $0.6 million and $0.6 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	March 31,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Equity Funds	$0.4	$0.3	$0.2
Money Market Funds	0.4	0.3	0.4

Total Marketable Securities	$0.8	$0.6	$0.6

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	March 31,		December 31,
Energy Supply Obligations ($ millions)	2022	2021	2021
Current:
Exchange Gas Obligation	$0.5	$1.0	$6.7
Renewable Energy Portfolio Standards	6.4	6.5	7.8
Power Supply Contract Divestitures	—	0.2	—

Total Energy Supply Obligations	$6.9	$7.7	$14.5

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
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include two long-term contracts filed with the MDPU in 2018, one for offshore wind generation and one for imported hydroelectric power and associated transmission, which were approved in 2019 and another for offshore wind generation contracts filed with the MDPU during the first quarter of 2020 and approved in 2021. In compliance with An Act to Promote a Clean Energy Future (2018), in 2021 in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation seeking up to an additional 1,600 megawatts (MW) of offshore wind generation. In December 2021, a portfolio of projects comprising 1,600 MW of offshore wind capacity was selected for negotiation. Those contracts will be filed for approval with the MDPU in May 2022. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism.
Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of March 31, 2022, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs. The obligations for prior periods related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with a corresponding regulatory asset recorded in Accrued Revenue.

Subsequent Events -
The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 - DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
04/27/22	05/27/22	05/13/22	$ 0.39
01/26/22	02/25/22	02/11/22	$ 0.39
10/27/21	11/29/21	11/15/21	$ 0.38
07/28/21	08/27/21	08/13/21	$ 0.38
04/28/21	05/28/21	05/14/21	$ 0.38
01/27/21	02/26/21	02/12/21	$ 0.38
NOTE 3 - SEGMENT INFORMATION
The following table provides segment financial data for the three months ended March 31, 2022 and March 31, 2021
:

	Electric	Gas	Non- Regulated	Other	Total
Three Months Ended March 31, 2022 ($ millions)
Revenues:
Billed and Unbilled Revenue	$84.7	$113.7	$—	$—	$198.4
Rate Adjustment Mechanism Revenue	4.5	(10.3)	—	—	(5.8)

Total Operating Revenues	89.2	103.4	—	—	192.6

Segment Profit (Loss)	3.4	18.5	—	(0.4)	21.5
Identifiable Segment Assets	598.2	932.6	—	21.5	1,552.3
Capital Expenditures	6.3	9.0	—	0.1	15.4

Three Months Ended March 31, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$65.8	$93.2	$—	$—	$159.0
Rate Adjustment Mechanism Revenue	(5.7)	(14.5)	—	—	(20.2)

Total Operating Revenues	60.1	78.7	—	—	138.8

Segment Profit (Loss)	2.9	16.4	—	(0.4)	18.9
Identifiable Segment Assets	574.8	881.1	—	21.1	1,477.0
Capital Expenditures	9.5	4.3	—	0.3	14.1

NOTE 4 - DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at March 31, 2022, March 31, 2021 and December 31, 2021 are shown in the following table:

($ millions)	March 31,		December 31,
	2022	2021	2021
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$—	$9.0	$—
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	1.5	3.0	1.5
6.96% Senior Secured Notes, Due September 1, 2028	14.0	16.0	14.0
8.00% Senior Secured Notes, Due May 1, 2031	15.0	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	—	1.9	—
6.79% Senior Notes, Due October 15, 2025	6.0	10.0	6.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	8.4	9.6	9.6
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.4	4.7	4.5

Total Long-Term Debt	508.3	528.2	509.6
Less: Unamortized Debt Issuance Costs	3.5	3.9	3.6

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	504.8	524.3	506.0
Less: Current Portion	8.2	8.5	8.2

Total Long-term Debt, Less Current Portion	$496.6	$515.8	$497.8

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

($ millions)	March 31,		December 31,
	2022	2021	2021
Estimated Fair Value of Long-Term Debt	$524.8	$581.0	$584.9

On July 25, 2018, the Company entered into a Second Amended and Restated Credit Agreement and related documents (collectively, the Credit Facility) with a syndicate of lenders, which amended and restated in its entirety the Company’s prior credit facility. The Credit Facility has a borrowing limit of $120 million, which includes a $25 million sublimit for the issuance of standby letters of credit
, extends to July 25, 2023, and, under certain conditions, allows for an increase in the borrowing limit by up to $50 million, and two one-year
extensions
. The Credit Facility provides the Company with the ability to elect that borrowings under the Credit Facility bear-interest
under several options, including at a daily fluctuating rate of interest per annum equal to one-month
London Interbank Offered Rate plus 1.125%. The terms of the current credit facility allow for a comparable successor rate to be used if the one-month
LIBOR rate becomes unavailable. The Company believes that a change to a new rate will not have a material effect on its financial position, operating results, or cash flows.
The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $96.8 million for the three months ended March 31, 2022. Total gross repayments were $96.9 million for the three months ended March 31, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of March 31 2022, March 31, 2021 and December 31, 2021:

	Revolving Credit Facility ($ millions)
	March 31,		December 31,
	2022	2021	2021
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	64.0	37.3	64.1

Available	$56.0	$82.7	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At March 31, 2022, March 31, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.4% and 1.3% for the three months ended March 31, 2022 and March 31, 2021, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, resells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. There was $2.0 million, $1.5 million and $8.3 million of gas storage inventory at March 31, 2022, March 31, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas inventory released in March 2022 and payable in April 2022 is $1.5 million and is recorded in Accounts Payable at March 31, 2022. The amount of gas inventory released in March 2021 and payable in April 2021 was $0.5 million and was recorded in Accounts Payable at March 31, 2021. The amount of gas inventory released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of March 31, 2022, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease certain vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended March 31, 2022 and 2021 amounted to $0.5 million and $0.5 million, respectively.
The balance sheet classification of the Company’s lease obligations was as follows:

	March 31,		December 31,
Lease Obligations ($ millions)	2022	2021	2021
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.6	$1.6
Other Noncurrent Liabilities (long-term portion)	3.2	3.8	3.1

Total Operating Lease Obligations	$4.8	$5.4	$4.7

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.1	$0.2	$0.1
Other Noncurrent Liabilities (long-term portion)	0.2	0.3	0.2

Total Capital Lease Obligations	$0.3	$0.5	$0.3

Total Lease Obligations	$5.1	$5.9	$5.0

Cash paid for amounts included in the measurement of operating lease obligations for the three months ended March 31, 2022 and March 31, 2021 was
$0.5 million
and
$0.5 million
,
respectively, and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.6 million, $0.9 million and $0.7 million as of March 31, 2022, March 31, 2021 and December 31, 2021, respectively, less accumulated amortization of $0.3 million, $0.4 million and $0.3 million, respectively, and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of March 31, 2022. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.2 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2022. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.2 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of March 31, 2022.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2022	$1,340	$111
2023	1,515	107
2024	1,186	52
2025	620	19
2026	316	—
2027-2031	121	—

Total Payments	5,098	289

Less: Interest	297	10

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,801	$279

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of March 31, 2022, the weighted average remaining lease term is 3.5 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.7%. As of March 31, 2021, the weighted average remaining lease term was 3.8 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.2%.
NOTE 5 - COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL.”
The Company had 16,020,047, 15,041,629 and 15,977,766 shares of common stock outstanding at March 31, 2022, March 31, 2021 and December 31, 2021, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first quarter of 2022, the Company sold 5,511 shares of its common stock, at an average price of $48.75 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $268,600. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 25, 2022, 36,770 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.7 million. There were 73,178 and 62,566 non-vested
shares under the Stock Plan as of March 31, 2022 and 2021, respectively. The weighted average grant date fair value of these shares was $47.44 and $49.44, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was approximately $1.1 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 3.2 years. During the three months ended March 31, 2022 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Restricted Stock Units
, which are issued to members of the Company’s Board of Directors, earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the three months ended March 31, 2022 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)

	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2021	49,182	$41.67
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	377	$50.90
Restricted Stock Units Settled	—	—

Restricted Stock Units as of March 31, 2022	49,559	$41.74

There were 43,584 Restricted Stock Units outstanding as of March 31, 2021 with a weighted average stock price of $41.34. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2022, March 31, 2021 and December 31, 2021 is $1.1 million, $0.9 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2022 and December 31, 2021. There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of March 31, 2021. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended March 31, 2022 and March 31, 2021, respectively.
NOTE 6 - REGULATORY MATTERS
UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2022.
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
Rate Case Activity
Northern Utilities - Base Rates - Maine
-
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates. On January 27, 2022, the Company and the Maine Office of the Public Advocate filed a stipulation in this docket. The stipulation includes no finding of imprudence or asset disallowance. The terms of the stipulation provide for recovery of the revenue requirement related to the Company’s customer information system in base rates starting November 1, 2022, which coincides with the timing of the Company’s winter cost of gas rate change. On February 9, 2022, the MPUC approved the stipulation.
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine
-
The settlement in Northern Utilities’ Maine division’s 2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates by $1.5 million for 2021 eligible facilities, was filed with the MPUC on February 28, 2022. On April 27, 2022, the MPUC issued an order approving the filing, for rates effective May 1, 2022.
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
Unitil Energy - Base Rates
-
On April 2, 2021, Unitil Energy filed a base rate case with the NHPUC, requesting a permanent increase in total annual revenues of $12.0 million, which represents an increase of 4.4% above present rates. Unitil Energy also requested implementation of temporary rates for service rendered on and after June 1, 2021, and until a final order on permanent rates is issued. The filing includes (1) a proposed multi-year rate plan, (2) a revenue decoupling mechanism, (3) a Grid Modernization plan that includes a group of foundational grid modernization projects, (4) a suite of proposed time of use (TOU) rates including rates for electric vehicles (EV), (5) an EV infrastructure development program which includes rebates for residential customers for the installation of smart charging equipment and a public “make-ready” program for general service customers under which the Company will install the infrastructure required to connect an EV charger, (6) a Marketing, Communications, and Education Plan to engage with customers about the TOU rates and EV program offerings, (7) resiliency programs to further the Company’s commitment to reliability, (8) an Arrearage Management Program for financial hardship customers, and (9) other rate design and tariff changes. On May 27, 2021, the NHPUC approved a settlement agreement providing for a temporary rate increase of $4.5 million in annual electric distribution revenues, effective June 1, 2021. As provided by statute, once a final order on permanent rates is issued, the permanent rate level is reconciled back to the effective date of the temporary rates. On February 11, 2022, the Company filed a signed Settlement Agreement on permanent rates among Unitil Energy Systems, Inc., the Department of Energy (DOE), the Office of the Consumer Advocate (OCA), the Department of Environmental Services, Clean Energy New Hampshire (CENH), and ChargePoint, Inc. The NHPUC held a hearing on the Settlement Agreement on March 3, 2022 and written closing statements were filed by the Company, DOE, OCA, and CENH on March 11, 2022. This matter remains pending.
Fitchburg - Base Rates - Electric
-
Fitchburg’s base rates are decoupled in order to mitigate economic, weather, and energy efficiency effects to the Company’s revenues and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The Department allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation.
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
Fitchburg - Gas System Enhancement Program
-
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking filing submitted on October 30, 2020 requested recovery of approximately $2.2 million, and received final approval on April 29, 2021, effective May 1, 2021. The Company’s most recent forward-looking filing, filed on October 29, 2021, requested recovery of approximately $3.3 million. On April 28, 2022, the MDPU issued an order approving this filing for rates effective May 1, 2022. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
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
Other Matters
Fitchburg - Grid Modernization
- On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan, which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. The GMP is subject to review and approval by the MDPU and remains pending.
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
Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals -
The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero
greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, engaged an independent consultant to conduct a study and prepare a report (Consultant Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero
GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources. Following an active stakeholder process, on March 18, 2022, Consultant Reports on decarbonization pathways, regulatory designs and stakeholder engagement were submitted to the MDPU. Also on March 18, 2022, the LDCs, including Fitchburg, submitted proposals to the MDPU that include the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Consultant Reports. The MDPU held a technical session on the Consultant Report on March 30, 2022 and a technical session on the LDC proposals on April 15, 2022. Discovery by the MDPU is ongoing.
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
the MDPU issued an order which, among

other provisions, allows the utility companies to defer for future recovery of bad debt expense in excess of a baseline. On July 7, 2021, the NHPUC issued an order which declined to authorize New Hampshire’s rate-regulated utilities’ establishment of a regulatory asset for incremental bad debt or waived late payment fees related to the
COVID-19
pandemic. The NHPUC stated that these costs will be addressed in each utility’s next rate case. On September 7, 2021, the NHPUC clarified its July 7 Order, determining that it has not foreclosed rate-regulated utilities from utilizing accounting mechanisms to defer costs in order to seek recovery in a future rate proceeding, and that Unitil Energy’s and Northern Utilities’ respective pending rate cases are the appropriate venue to address incremental bad debt and/or waived late payment fees resulting from the
COVID-19
public health emergency orders and directives.

Northern Utilities / Granite State - Firm Capacity Contract
- Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year
extension of its
12-month
contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On April 1, 2022, Northern Utilities submitted an annual informational report requesting approval on a one-year
extension for the period of November 1, 2022 through October 31, 2023. The matter remains pending.
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
Fitchburg - Massachusetts Request for Proposals (RFPs)
-
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” (the Act) under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 megawatts of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Unitil’s pro rata share of these contracts is approximately one percent.
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
In accordance with the requirement of Chapter 227 of the Acts of 2018, An Act to Advance Clean Energy, signed August 9, 2018, Massachusetts Department of Energy Resources (MDOER) prepared a report on the necessity, benefits and costs of requiring the EDCs to competitively conduct offshore wind generation RFPs for up to an additional 1,600 MW. The MDOER filed its report with the Legislature in May, 2019, recommending that, “the EDCs should proceed with additional offshore wind solicitations for up to 1,600 MW of offshore wind in 2022 and 2024 and only enter into contracts if found to be cost-effective.” On March 10, 2021, Fitchburg, along with the other EDCs, filed a petition with the MDPU for approval of a proposed timetable and method of solicitation and execution of long-term contracts for up to an additional 1,600 MW of off shore wind generation. On May 5, 2021, the DPU approved the proposed timetable and method for the solicitation, and the RFP was issued on May 7, 2021. On December 17, 2021, the EDCs selected a 1,600 MW portfolio of offshore wind generation that includes a 1,200 MW project submitted by Vineyard Wind and a 400 MW project submitted by Mayflower Wind. Contract negotiations were
completed in early April 2022 and
the contracts will be

submitted for approval to the MDPU by the end of
M
ay
2022.
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
NOTE 7 - ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2022.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of March 31, 2022, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
In August 2021, the Mass DEP issued a Notice of
Non-compliance
to FGE following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. Fitchburg began the investigation in November 2021 with an anticipated completion by June 2022. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.
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
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the three months ended March 31, 2022 and 2021.

Environmental Obligations ($ millions)
	Three Months Ended March 31,
	2022	2021
Total Balance at Beginning of Period	$2.7	$2.1
Additions	—	0.1
Less: Payments / Reductions	—	0.1

Total Balance at End of Period	2.7	2.1

Less: Current Portion	0.5	0.3

Noncurrent Balance at End of Period	$2.2	$1.8

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Three Months Ended March 31,
	2022	2021
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(1)	(1)
Other, net	—	—

Effective Income Tax Rate	26%	26%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at March 31, 2022 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2020; December 31, 2019; and December 31, 2018.
Income tax filings for the year ended December 31, 2020 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2020, which were filed with the IRS in October 2021, the Company generated federal Net Operating Loss Carryforward (NOLC) assets of $7.7 million, principally due to tax repairs expense and tax depreciation. As of December 31, 2021, the Company recognized the utilization of approximately $3.6 million of the NOLC asset to offset current taxes payable. In addition, at December 31, 2021, the Company had $0.7 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2024.
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

The Company has evaluated each of the CARES, CAA and ARPA provisions and determined that they do not have a material effect on the Company’s financial statements as of March 31, 2022.
In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of March 31, 2022, the Company flowed back $3.6 million to customers in its Massachusetts, Maine, and federal jurisdictions. New Hampshire liabilities will begin to flow back once rate proceedings have finalized in that jurisdiction.
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
See Note 10 (Retirement Benefit Plans) to the Consolidated Financial Statements in the Company’s Form
10-K
for the year ended December 31, 2021 as filed with the SEC on February 1, 2022 for additional information regarding these plans.
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2022	2021
Discount Rate	2.85%	2.50%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%
Health Care Cost Trend Rate Assumed for Next Year	6.20%	6.60%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029

The following table provides the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended March 31,	2022	2021	2022	2021	2022	2021
Service Cost	$791	$868	$722	$758	$68	$89
Interest Cost	1,371	1,251	799	685	118	114
Expected Return on Plan Assets	(2,720)	(2,423)	(854)	(627)	—	—
Prior Service Cost Amortization	89	75	273	302	14	14
Actuarial Loss Amortization	1,377	2,022	255	262	199	372

Sub-total	908	1,793	1,195	1,380	399	589
Amounts Capitalized and Deferred	(156)	(713)	(511)	(662)	(118)	(178)

Net Periodic Benefit Cost Recognized	$752	$1,080	$684	$718	$281	$411

Employer Contributions
As of March 31, 2022, the Company had not made any contributions to its Pension Plan and PBOP Plan, respectively, in 2022. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2022 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of March 31, 2022, the Company had made $0.2 million of benefit payments under the SERP Plan in 2022. The Company presently anticipates making an additional $0.4 million of benefit payments under the SERP Plan in 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Commodity Pric
e
 Risk” sections of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4
.
Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer
,
and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of March 31, 2022 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form
10-K
for the year-ended December 31, 2021 as filed with the SEC on February 1, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities by the Company for the fiscal period ended March 31, 2022.
Issuer Purchases of Equity Securities
Pursuant to the written trading plan under Rule
10b5-1
under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2021, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan terminated as scheduled on May 1, 2022 and the Company adopted a new trading plan under Rule
10b5-1
on May 1, 2022 which will terminate when $587,000 in value of shares have been purchased or, if sooner, on May 1, 2023.
The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.
The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended March 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/22 – 1/31/22	—	—	—	$11
2/1/22 – 2/28/22	—	—	—	$11
3/1/22 – 3/31/22	—	—	—	$11

Total	—	—	—

Item 5. Other Information
On May 3, 2022 the Company issued a press release announcing its results of operations for the three-month period ended March 31, 2021. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
11	Computation in Support of Earnings Per Average Common Share Outstanding	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated May 3, 2022 Announcing Earnings For the Quarter Ended March 31, 2022.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: May 3, 2022	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: May 3, 2022	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer