Form 10-Q
period 2022-06-30
UNITIL CORP
filed 2022-08-02
CIK 755001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June
30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, no par value	16,035,457 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
FORM
10-Q
For the Quarter Ended June 30, 2022

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
Unitil had an investment in Net Utility Plant of $1,279.1 million at June 30, 2022. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.
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
Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on a historical test year, and earn a return on their capital investment in utility assets. The Company’s distribution utilities and its gas transmission pipeline company also may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments or cost tracking rate mechanisms.
Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. The Company estimates that the revenue decoupling for Fitchburg applied to approximately 27% and 11% of Unitil’s total annual electric and gas sales volumes, respectively. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes and approximately 11% of Unitil’s total annual gas sales volumes. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire will be subject to decoupling as of August 1, 2022. Accordingly, as of August 1, 2022, the Company estimates that revenue decoupling will apply to approximately 43% of Unitil’s total annual gas sales volumes.
RESULTS OF OPERATIONS
The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2022 and June 30, 2021 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
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
The Company’s results of operations historically have reflected the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the results of operations. Sales of electricity are generally less sensitive to weather than gas sales, but also may be affected by the weather conditions in both the winter and summer seasons. As a result of recent rate cases, the Company’s electric and gas GAAP gross margins and electric and gas adjusted gross margins (a non-GAAP
financial measure) are derived from a higher percentage of fixed billing components, including customer charges. As of June 1, 2022, substantially all of Unitil’s total annual electric sales volumes and approximately 11% of the Company’s total annual gas sales volumes are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire will be subject to decoupling as of August 1, 2022. Accordingly, as of August 1, 2022, the Company estimates that revenue decoupling will apply to approximately 43% of Unitil’s total annual gas sales volumes.
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
As part of the Offering, the Company granted the underwriters a
30-day
option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the three and six months ended June 30, 2022 reflect the higher number of average shares outstanding.
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
In the following tables the Company has reconciled Electric and Gas Adjusted Gross Margin to GAAP Gross Margin, which we believe to be the most comparable GAAP financial measure. GAAP Gross Margin is calculated as Revenue less Cost of Sales, and Depreciation and Amortization. The Company calculates Electric and Gas Adjusted Gross Margin as Revenue less Cost of Sales. The Company believes excluding Depreciation and Amortization, which are period costs and not related to volumetric sales, is a meaningful measure to inform investors of the Company’s profitability from electric and gas sales in the period.

Three Months Ended June 30, 2022 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$54.3	$44.6	$—	$98.9
Less: Cost of Sales	(30.7)	(16.4)	—	(47.1)
Less: Depreciation and Amortization	(5.7)	(8.9)	(0.2)	(14.8)

GAAP Gross Margin	17.9	19.3	(0.2)	37.0
Depreciation and Amortization	5.7	8.9	0.2	14.8

Adjusted Gross Margin	$23.6	$28.2	$—	$51.8

Three Months Ended June 30, 2021 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$56.6	$40.0	$—	$96.6
Less: Cost of Sales	(32.3)	(15.0)	—	(47.3)
Less: Depreciation and Amortization	(6.4)	(8.2)	(0.2)	(14.8)

GAAP Gross Margin	17.9	16.8	(0.2)	34.5
Depreciation and Amortization	6.4	8.2	0.2	14.8

Adjusted Gross Margin	$24.3	$25.0	$—	$49.3

Six Months Ended June 30, 2022 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$143.5	$148.0	$—	$291.5
Less: Cost of Sales	(95.3)	(67.8)	—	(163.1)
Less: Depreciation and Amortization	(12.4)	(17.4)	(0.5)	(30.3)

GAAP Gross Margin	35.8	62.8	(0.5)	98.1
Depreciation and Amortization	12.4	17.4	0.5	30.3

Adjusted Gross Margin	$48.2	$80.2	$—	$128.4

Six Months Ended June 30, 2021 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$116.7	$118.7	$—	$235.4
Less: Cost of Sales	(68.7)	(45.9)	—	(114.6)
Less: Depreciation and Amortization	(12.9)	(16.4)	(0.4)	(29.7)

GAAP Gross Margin	35.1	56.4	(0.4)	91.1
Depreciation and Amortization	12.9	16.4	0.4	29.7

Adjusted Gross Margin	$48.0	$72.8	$—	$120.8

Electric GAAP Gross Margin was $17.9 million in the three months ended June 30, 2022, essentially unchanged compared to the same period in 2021. For the six months ended June 30, 2022, Electric GAAP Gross Margin was $35.8 million, an increase of $0.7 million compared to the same period in 2021. For the three month period, lower depreciation and amortization expense of $0.7 million was offset primarily by the unfavorable effect on sales from cooler late spring weather. The increase in the six month period was driven by higher rates of $0.5 million and lower depreciation and amortization expense of $0.5 million, partially offset by the unfavorable effect on sales from cooler weather of $0.3 million.
Gas GAAP Gross Margin was $19.3 million and $62.8 million in the three and six months ended June 30, 2022, respectively, increases of $2.5 million and $6.4 million, respectively, compared to the same periods in 2021. The increase in the three month period was primarily driven by higher rates of $3.2 million, partially offset by higher depreciation and amortization expense of $0.7 million. The increase in the six month period was driven by higher rates of $5.9 million and the favorable effect on sales from customer growth and colder weather of $1.5 million, partially offset by higher depreciation and amortization expense of $1.0 million.

Earnings Overview
The Company’s Net Income was $4.9 million, or $0.30 in Earnings Per Share (EPS) for the second quarter of 2022, an increase of $2.2 million in Net Income, or $0.12 in EPS, compared to the second quarter of 2021. The Company’s earnings in the second quarter of 2022 reflect higher Gas Adjusted Gross Margin (a non-GAAP
financial measure), partially offset by higher operating expenses.
For the six months ended June 30, 2022, the Company reported Net Income of $26.4 million, or $1.65 per share, an increase of $4.8 million, or $0.21 per share, compared to the same six month period in 2021. The Company’s earnings in the first six months of 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP
financial measure), partially offset by higher operating expenses.
The Company’s three and six months results, including Electric and Gas GAAP Gross Margins, reflect the effects of recently completed base rate cases in New Hampshire (See Note 6, Regulatory Matters, to the accompanying Consolidated Financial Statements).
Electric Adjusted Gross Margin (a
non-GAAP
financial measure) was $23.6 million and $48.2 million in the three and six months ended June 30, 2022, respectively, a decrease of $0.7 million and an increase of $0.2 million, respectively, compared with the same periods in 2021. The decrease in the three month period was primarily driven by lower sales from the effect of cooler late spring weather. The increase in the six month period was driven by higher rates of $0.5 million, partially offset by the unfavorable effect on sales from cooler weather of $0.3 million.
Total electric kilowatt-hour (kWh) sales decreased 1.6% in the three month period ended June 30, 2022 compared to the same period in 2021. Sales to Residential customers decreased 3.9% and sales to C&I customers were essentially unchanged in the three month period ended June 30, 2022 compared to the same period in 2021. For the six month period ended June 30, 2022, total electric kWh sales were essentially unchanged. Sales to Residential customers decreased 1.5% while sales to C&I customers increased 1.2% in the six month period ended June 30, 2022 compared to the same period in 2021. The changes in sales to Residential and C&I customers reflect cooler late spring weather in 2022 compared to 2021, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 61.8% fewer Cooling Degree Days (CDD) in the second quarter of 2022 compared to the same period in 2021. As of June 30, 2022, the number of electric customers increased by 490 over the previous year.
Gas Adjusted Gross Margin (a
non-GAAP
financial measure) was $28.2 million and $80.2 million in the three and six months ended June 30, 2022, respectively, increases of $3.2 million and $7.4 million, respectively, compared to the same periods in 2021. These increases reflect higher rates of $3.2 million and $5.9 million in the three and six month periods, respectively, while the remainder of the increases in these periods is attributable to the favorable effect on sales of customer growth and colder weather. Included in the higher rates for the three and six month periods in 2022 was an increase of $2.4 million resulting from the Company’s base rate case in New Hampshire.
Gas therm sales increased 2.2% and 3.3% in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in gas therm sales reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 3.9% more Effective Degree Days (EDD) in the first six months of 2022 compared to the same period in 2021, although 2.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.9% in the first six months of 2022 compared to the same period in 2021. As of June 30, 2022, the number of gas customers increased by 858 over the previous year.
Operation and Maintenance (O&M) expenses increased $0.9 million and $2.4 million in three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher professional fees of $0.6 million and higher labor costs of $0.3 million. The increase in the six month period reflects higher labor costs of $1.7 million and higher professional fees of $1.2 million partially offset by lower utility operating costs of $0.5 million.

Depreciation and Amortization expense was essentially unchanged in the three months ended June 30, 2022, compared to the same period in 2021, reflecting additional depreciation associated with higher levels of utility plant in service offset by lower depreciation rates resulting from the rate case order received for Unitil Energy. For the six months ended June 30, 2022, Depreciation and Amortization expense increased $0.6 million compared to the same period in 2021, reflecting additional depreciation associated with higher levels of utility plant in service, partially offset by lower depreciation rates resulting from the rate case order received for Unitil Energy.
Taxes Other Than Income Taxes increased $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the six month period reflects higher local property taxes on higher utility plant in service and higher payroll taxes.
Interest Expense, Net was essentially unchanged in the three months ended June 30, 2022, compared to the same period in 2021, reflecting lower interest on long-term debt offset by higher interest on short-term borrowings. For the six months ended June 30, 2022, Interest Expense, Net decreased $0.5 million, compared to the same period in 2021, primarily reflecting lower interest on long-term debt, partially offset by higher interest on short-term borrowings.
Other Expense (Income), Net decreased $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting lower retirement benefit costs.
Federal and State Income Taxes for the three months ended June 30, 2022 decreased $0.6 million compared with the same period in 2021, primarily resulting from the flow back of excess Accumulated Deferred Income Taxes per regulatory orders received in New Hampshire. For the six months ended June 30, 2022, Federal and State Income Taxes increased $0.3 million compared to the same period in 2021, reflecting higher pre-tax
earnings in the current period, partially offset by the flow back of excess Accumulated Deferred Income Taxes per regulatory orders received in New Hampshire.
At its January 2022, April 2022 and July 2022 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.39 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.56 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.
Electric Sales, Revenues and Adjusted Gross Margin
Kilowatt-hour Sales
- Unitil’s total electric kWh sales decreased 1.6% in the three month period ended June 30, 2022 compared to the same period in 2021. Sales to Residential customers decreased 3.9% and sales to C&I customers were essentially unchanged in the three month period ended June 30, 2022 compared to the same period in 2021. For the six month period ended June 30, 2022, total electric kWh sales were essentially unchanged. Sales to Residential customers decreased 1.5% while sales to C&I customers increased 1.2% in the six month period ended June 30, 2022 compared to the same period in 2021. The changes in sales to Residential and C&I customers reflect cooler late spring weather in 2022 compared to 2021, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 61.8% fewer CDD in the second quarter of 2022 compared to the same period in 2021. As of June 30, 2022, the number of electric customers increased by 490 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. As of June 30, 2022, substantially all of the Company’s electric kWh sales volumes are decoupled. Prior to June 1, 2022, approximately 27% of the Company’s total annual electric kWh sales volumes were decoupled.

The following table details total kWh sales for the three and six months ended June 30, 2022 and 2021 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Residential	143.7	149.5	(5.8)	(3.9%)	336.5	341.7	(5.2)	(1.5%)
Commercial / Industrial	224.0	224.0	—	—	461.2	455.9	5.3	1.2%

Total	367.7	373.5	(5.8)	(1.6%)	797.7	797.6	0.1	—

Electric Operating Revenues and Electric Adjusted Gross Margin
-
The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six month periods ended June 30, 2022 and 2021:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Electric Operating Revenue:
Residential	$30.5	$31.5	$(1.0)	(3.2%)	$85.3	$67.7	$17.6	26.0%
Commercial / Industrial	23.8	25.1	(1.3)	(5.2%)	58.2	49.0	9.2	18.8%

Total Electric Operating Revenue	$54.3	$56.6	$(2.3)	(4.1%)	$143.5	$116.7	$26.8	23.0%

Cost of Electric Sales	$30.7	$32.3	$(1.6)	(5.0%)	$95.3	$68.7	$26.6	38.7%

Electric Adjusted Gross Margin	$23.6	$24.3	$(0.7)	(2.9)%	$48.2	$48.0	$0.2	0.4%

Electric Adjusted Gross Margin (a
non-GAAP
financial measure) was $23.6 million and $48.2 million in the three and six months ended June 30, 2022, respectively, a decrease of $0.7 million and an increase of $0.2 million, respectively, compared with the same periods in 2021. The decrease in the three month period was primarily driven by lower sales from the effect of cooler late spring weather. The increase in the six month period was driven by higher rates of $0.5 million, partially offset by the unfavorable effect on sales from cooler weather of $0.3 million.
Total Electric Operating Revenue decreased $2.3 million in the three months ended June 30, 2022, compared to the same period in 2021 reflecting lower costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and lower sales of electricity. Total Electric Operating Revenue increased $26.8 million in the six months ended June 30, 2022, compared to the same period in 2021 reflecting higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers.
Gas Sales, Revenues and Adjusted Gross Margin
Therm Sales
-
Unitil’s total gas therm sales increased 2.2% and 3.3% in the three and six month periods ended June 30, 2022, respectively, compared to the same periods in 2021. In the second quarter of 2022, sales to Residential and C&I customers increased 2.5% and 2.2%, respectively, compared to the same period in 2021. For the six months ended June 30, 2022, sales to Residential and C&I customers increased 2.8% and 3.4%, respectively, compared to the same period in 2021. The increase in gas therm sales reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 3.9% more EDD in the first six months of 2022 compared to the same period in 2021, although 2.4%

fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.9% in the first six months of 2022 compared to the same period in 2021. As of June 30, 2022, the number of gas customers increased by 858 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 11% of total annual therm sales volume) are not sensitive to changes in gas therm sales.
The following table details total firm therm sales for the three and six months ended June 30, 2022 and 2021, by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Residential	8.3	8.1	0.2	2.5%	32.6	31.7	0.9	2.8%
Commercial / Industrial	37.2	36.4	0.8	2.2%	111.7	108.0	3.7	3.4%

Total	45.5	44.5	1.0	2.2%	144.3	139.7	4.6	3.3%

Gas Operating Revenues and Adjusted Gross Margin -
The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2022 and 2021:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gas Operating Revenue:
Residential	$17.4	$16.0	$1.4	8.8%	$60.2	$49.4	$10.8	21.9%
Commercial / Industrial	27.2	24.0	3.2	13.3%	87.8	69.3	18.5	26.7%

Total Gas Operating Revenue	$44.6	$40.0	$4.6	11.5%	$148.0	$118.7	$29.3	24.7%

Cost of Gas Sales	$16.4	$15.0	$1.4	9.3%	$67.8	$45.9	$21.9	47.7%

Gas Adjusted Gross Margin	$28.2	$25.0	$3.2	12.8%	$80.2	$72.8	$7.4	10.2%

Gas Adjusted Gross Margin (a
non-GAAP
financial measure) was $28.2 million and $80.2 million in the three and six months ended June 30, 2022, respectively, increases of $3.2 million and $7.4 million, respectively, compared to the same periods in 2021. These increases reflect higher rates of $3.2 million and $5.9 million in the three and six month periods, respectively, while the remainder of the increases in these periods is attributable to the favorable effect on sales of customer growth and colder weather. Included in the higher rates for the three and six month periods in 2022 was an increase of $2.4 million resulting from the Company’s base rate case in New Hampshire.
The increases in Total Gas Operating Revenue of $4.6 million and $29.3 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflect higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and higher gas sales volumes.

Operating Expenses
Cost of Electric Sales
-
Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $1.6 million, or 5.0%, and increased $26.6 million, or 38.7% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease in the three month period reflects lower sales of electricity and lower transmission costs for the period. The increase in the six month period reflects higher wholesale electricity prices. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Cost of Gas Sales
-
Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $1.4 million, or 9.3%, and $21.9 million, or 47.7%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases reflect higher sales of gas and higher wholesale gas commodity prices. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.
Operation and Maintenance (O&M) -
O&M expense includes gas and electric utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $0.9 million, or 5.1%, and $2.4 million, or 7.0%, in three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher professional fees of $0.6 million and higher labor costs of $0.3 million. The increase in the six month period reflects higher labor costs of $1.7 million and higher professional fees of $1.2 million partially offset by lower utility operating costs of $0.5 million.
Depreciation and Amortization -
Depreciation and Amortization expense was essentially unchanged in the three months ended June 30, 2022, compared to the same period in 2021, reflecting additional depreciation associated with higher levels of utility plant in service offset by lower depreciation rates resulting from the rate case order received for Unitil Energy. For the six months ended June 30, 2022, Depreciation and Amortization expense increased $0.6 million, or 2.0%, compared to the same period in 2021, reflecting additional depreciation associated with higher levels of utility plant in service, partially offset by lower depreciation rates resulting from the rate case order received for Unitil Energy.
Taxes Other Than Income Taxes
-
Taxes Other Than Income Taxes increased $0.5 million, or 8.1%, and $1.1 million, or 8.9% for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the six month period reflects higher local property taxes on higher utility plant in service and higher payroll taxes.
Other Expense (Income), Net -
Other Expense (Income), Net decreased $0.5 million, or 45.5%, and $1.1 million, or 45.8%, for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, reflecting lower retirement benefit costs.
Provision for Income Taxes
-
Federal and State Income Taxes for the three months ended June 30, 2022 decreased $0.6 million compared with the same period in 2021, primarily resulting from the flow back of excess Accumulated Deferred Income Taxes per regulatory orders received in New Hampshire. For the six months ended June 30, 2022, Federal and State Income Taxes increased $0.3 million compared to the same period in 2021, reflecting higher pre-tax
earnings in the current period, partially offset by the flow back of excess Accumulated Deferred Income Taxes per regulatory orders received in New Hampshire.
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

Interest Expense, Net ($ millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest Expense
Long-term Debt	$6.2	$6.5	$(0.3)	$12.4	$13.2	$(0.8)
Short-term Debt	0.4	0.1	0.3	0.7	0.3	0.4
Regulatory Liabilities	0.1	0.1	—	0.2	0.2	—

Subtotal Interest Expense	6.7	6.7	—	13.3	13.7	(0.4)

Interest (Income)
Regulatory Assets	(0.2)	(0.1)	(0.1)	(0.4)	(0.4)	—
AFUDC (1) and Other	(0.2)	(0.3)	0.1	(0.4)	(0.3)	(0.1)

Subtotal Interest (Income)	(0.4)	(0.4)	—	(0.8)	(0.7)	(0.1)

Total Interest Expense, Net	$6.3	$6.3	$—	$12.5	$13.0	$(0.5)

(1)	AFUDC – Allowance for Funds Used During Construction.
Interest Expense, Net was essentially unchanged in the three months ended June 30, 2022, compared to the same period in 2021, reflecting lower interest on long-term debt offset by higher interest on short-term borrowings. For the six months ended June 30, 2022, Interest Expense, Net decreased $0.5 million, or 3.8%, compared to the same period in 2021, primarily reflecting lower interest on long-term debt, partially offset by higher interest on short-term borrowings.
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
The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day
cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined). At June 30, 2022, June 30, 2021 and December 31, 2021, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.
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
The Company uses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $151.9 million for the six months ended June 30, 2022. Total gross repayments were $169.8 million for the six months ended June 30, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2022, June 31, 2021 and December 31, 2021:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2022	2021	2021
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	46.2	29.7	64.1

Available	$73.8	$90.3	$55.9

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

The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2022, June 30, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.
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
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2022, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $12.6 million, $4.9 million and $8.3 million of gas obligations at June 30, 2022, June 30, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas released in June 2022 and payable in July 2022 is $0.2 million and is recorded in Accounts Payable at June 30, 2022. The amount of gas released in June 2021 and payable in July 2021 was $0.1 million and was recorded in Accounts Payable at June 30, 2021. The amount of gas released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.
Off-Balance
Sheet Arrangements
The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance
sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of June 30, 2022, there were approximately $0.7 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.
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
10-K
for additional information.
EMPLOYEES
Unitil’s commitment to excellence begins with its employees. As of June 30, 2022, the Company and its subsidiaries had 513 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.
The Company strives to be the employer of choice in the communities it serves – regardless of race, religion, color, gender, or sexual orientation. The Company works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business.
To attract and retain a talented workforce, Unitil provides employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location. All employees are eligible for health insurance, paid and unpaid leave, educational assistance, retirement plan, and life and disability/accident coverage.
Employees at Unitil have the opportunity to be heard. Feedback from employees is collected annually in the Company’s Employee Opinion survey. This feedback helps create action plans to improve the engagement of employees consistent with the Company’s culture of continuous improvement.
As of June 30, 2022, a total of 170 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2022:

	Employees Covered	CBA Expiration
Fitchburg	43	05/31/2027
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	37	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	40	05/31/2023
Unitil Service – Gas Control	5	03/31/2024
Unitil Service	5	05/31/2023
The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.
INTEREST RATE RISK
Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2022 and June 30, 2021 were 2.1% and 1.2%, respectively. The average interest rates on the Company’s short-term borrowings for the six months ended June 30, 2022 and June 30, 2021 were 1.7% and 1.3%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.
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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$54.3	$56.6	$143.5	$116.7
Gas	44.6	40.0	148.0	118.7

Total Operating Revenues	98.9	96.6	291.5	235.4

Operating Expenses
Cost of Electric Sales	30.7	32.3	95.3	68.7
Cost of Gas Sales	16.4	15.0	67.8	45.9
Operation and Maintenance	18.4	17.5	36.9	34.5
Depreciation and Amortization	14.8	14.8	30.3	29.7
Taxes Other Than Income Taxes	6.7	6.2	13.5	12.4

Total Operating Expenses	87.0	85.8	243.8	191.2

Operating Income	11.9	10.8	47.7	44.2
Interest Expense, Net	6.3	6.3	12.5	13.0
Other Expense (Income), Net	0.6	1.1	1.3	2.4

Income Before Income Taxes	5.0	3.4	33.9	28.8
Provision for Income Taxes	0.1	0.7	7.5	7.2

Net Income	$4.9	$2.7	$26.4	$21.6

Net Income Per Common Share (Basic and Diluted)	$0.30	$0.18	$1.65	$1.44
Weighted Average Common Shares Outstanding – (Basic and Diluted)	16.0	15.0	16.0	15.0
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	June 30,		December 31,
	2022	2021	2021
ASSETS:

Current Assets :
Cash and Cash Equivalents	$5.1	$5.0	$6.5
Accounts Receivable, Net	54.3	50.3	66.9
Accrued Revenue	45.6	34.6	61.2
Exchange Gas Receivable	13.4	5.2	7.4
Gas Inventory	1.0	0.6	1.0
Materials and Supplies	9.7	8.6	8.6
Prepayments and Other	10.0	9.9	8.1

Total Current Assets	139.1	114.2	159.7

Utility Plant:
Electric	610.1	578.6	602.4
Gas	988.9	923.6	972.6
Common	66.7	64.6	66.4
Construction Work in Progress	56.2	60.6	47.5

Utility Plant	1,721.9	1,627.4	1,688.9
Less: Accumulated Depreciation	442.8	417.6	431.7

Net Utility Plant	1,279.1	1,209.8	1,257.2

Other Noncurrent Assets:
Regulatory Assets	106.6	131.1	108.9
Operating Lease Right of Use Assets	4.4	4.9	4.7
Other Assets	17.9	17.1	9.8

Total Other Noncurrent Assets	128.9	153.1	123.4

TOTAL ASSETS	$1,547.1	$1,477.1	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	June 30,		December 31,
	2022	2021	2021
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$34.3	$32.6	$52.4
Short-Term Debt	46.2	29.7	64.1
Long-Term Debt, Current Portion	8.2	19.0	8.2
Regulatory Liabilities	25.9	17.1	9.5
Energy Supply Obligations	16.6	9.9	14.5
Interest Payable	4.8	4.9	4.8
Environmental Obligations	0.6	0.4	0.5
Other Current Liabilities	18.4	19.7	19.5

Total Current Liabilities	155.0	133.3	173.5

Noncurrent Liabilities:
Retirement Benefit Obligations	135.9	165.1	133.9
Deferred Income Taxes, net	136.4	115.4	127.7
Cost of Removal Obligations	112.4	105.1	107.5
Regulatory Liabilities	38.9	43.2	42.6
Environmental Obligations	2.2	1.7	2.2
Other Noncurrent Liabilities	6.9	7.2	6.6

Total Noncurrent Liabilities	432.7	437.7	420.5

Capitalization:
Long-Term Debt, Less Current Portion	495.1	505.3	497.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,034,635, 15,046,469 and 15,977,766 Shares)	334.1	286.8	332.1
Retained Earnings	130.0	113.8	116.2

Total Common Stock Equity	464.1	400.6	448.3
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	464.3	400.8	448.5

Total Capitalization	959.4	906.1	946.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,547.1	$1,477.1	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net Income	$26.4	$21.6
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	30.3	29.7
Deferred Tax Provision	7.2	6.2
Changes in Working Capital Items:
Accounts Receivable	12.6	11.7
Accrued Revenue	15.6	16.3
Exchange Gas Receivable	(6.0)	(0.3)
Regulatory Liabilities	16.4	11.6
Accounts Payable	(18.1)	(0.6)
Other Changes in Working Capital Items	(7.6)	(3.3)
Deferred Regulatory and Other Charges	(10.2)	(9.4)
Other, net	4.4	0.9

Cash Provided by Operating Activities	71.0	84.4

Investing Activities:
Property, Plant and Equipment Additions	(45.3)	(42.5)

Cash (Used in) Investing Activities	(45.3)	(42.5)

Financing Activities:
Repayment of Short-Term Debt, net	(17.9)	(25.0)
Repayment of Long-Term Debt	(2.8)	(7.3)
Net Increase in Exchange Gas Financing	5.8	0.4
Decrease in Capital Lease Obligations	(0.1)	—
Dividends Paid	(12.6)	(11.5)
Proceeds from Issuance of Common Stock	0.5	0.5

Cash Used in Financing Activities	(27.1)	(42.9)

Net Decrease in Cash and Cash Equivalents	(1.4)	(1.0)
Cash and Cash Equivalents at Beginning of Period	6.5	6.0

Cash and Cash Equivalents at End of Period	$5.1	$5.0

Supplemental Cash Flow Information:
Interest Paid	$12.8	$13.2
Income Taxes Paid	$1.1	$1.0
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$3.9	$3.9
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$0.5	$0.4
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2022
Balance at April 1, 2022	$333.7	$131.4	$465.1
Net Income		4.9	4.9
Dividends on Common Shares ($0.39 per share)		(6.3)	(6.3)
Stock Compensation Plans	0.2		0.2
Issuance of 4,352 Common Shares	0.2		0.2

Balance at June 30, 2022	$334.1	$130.0	$464.1

Three Months Ended June 30, 2021
Balance at April 1, 2021	$286.3	$116.8	$403.1
Net Income		2.7	2.7
Dividends on Common Shares ($0.38 per share)		(5.7)	(5.7)
Stock Compensation Plans	0.2		0.2
Issuance of 4,840 Common Shares	0.3		0.3

Balance at June 30, 2021	$286.8	$113.8	$400.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2022
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income		26.4	26.4
Dividends on Common Shares ($0.78 per share)		(12.6)	(12.6)
Stock Compensation Plans	1.5		1.5
Issuance of 9,863 Common Shares	0.5		0.5

Balance at June 30, 2022	$334.1	$130.0	$464.1

Six Months Ended June 30, 2021
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		21.6	21.6
Dividends on Common Shares ($0.76 per share)		(11.5)	(11.5)
Stock Compensation Plans	1.0		1.0
Issuance of 11,019 Common Shares	0.5		0.5

Balance at June 30, 2021	$286.8	$113.8	$400.6

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
The Company’s earnings historically have been seasonal and typically higher in the first and fourth quarters when customers use gas for heating purposes.
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
Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary
.
Basis of Presentation -
The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on February 1, 2022, for a description of the Company’s Basis of Presentation.

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

	Three Months Ended June 30, 2022
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$33.8	$18.1	$51.9
Commercial and Industrial	25.7	28.0	53.7
Other	4.6	3.5	8.1

Total Billed and Unbilled Revenue	64.1	49.6	113.7
Rate Adjustment Mechanism Revenue	(9.8)	(5.0)	(14.8)

Total Electric and Gas Operating Revenues	$54.3	$44.6	$98.9

	Three Months Ended June 30, 2021
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$30.8	$14.9	$45.7
Commercial and Industrial	25.5	21.8	47.3
Other	2.0	1.3	3.3

Total Billed and Unbilled Revenue	58.3	38.0	96.3
Rate Adjustment Mechanism Revenue	(1.7)	2.0	0.3

Total Electric and Gas Operating Revenues	$56.6	$40.0	$96.6

	Six Months Ended June 30, 2022
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$83.0	$63.6	$146.6
Commercial and Industrial	56.7	92.7	149.4
Other	9.1	7.0	16.1

Total Billed and Unbilled Revenue	148.8	163.3	312.1
Rate Adjustment Mechanism Revenue	(5.3)	(15.3)	(20.6)

Total Electric and Gas Operating Revenues	$143.5	$148.0	$291.5

	Six Months Ended June 30, 2021
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$68.9	$52.6	$121.5
Commercial and Industrial	51.4	71.9	123.3
Other	3.8	6.7	10.5

Total Billed and Unbilled Revenue	124.1	131.2	255.3
Rate Adjustment Mechanism Revenue	(7.4)	(12.5)	(19.9)

Total Electric and Gas Operating Revenues	$116.7	$118.7	$235.4

Fitchburg and Unitil Energy are subject to revenue decoupling. As of August 1, 2022, the New Hampshire division of Northern Utilities also is subject to decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the Massachusetts Department of Public Utilities (MDPU) and the New Hampshire Public Utilities Commission (NHPUC).

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
Cash and Cash Equivalents -
Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations
, less credit amounts that are based on the Company’s credit rating. As of June 30, 2022, June 30, 2021 and December 31, 2021, the Unitil subsidiaries had deposited $1.7 million, $1.5 million and $2.7 million, respectively to satisfy their ISO-NE obligations.
Allowance for Doubtful Accounts
- The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances, and reflects management’s assessment of current and expected economic conditions, customer trends, or other factors such as the extent and duration of any shutoff or collection moratoriums. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate.

The Allowance for Doubtful Accounts as of June 30, 2022, June 30, 2021 and December 31, 2021, was as follows:

($ millions)
	June 30,		December 31,
	2022	2021	2021
Allowance for Doubtful Accounts	$2.7	$4.6	$3.3

Accounts Receivable, Net includes $2.6

million, $4.5 million, and $3.1 million of the Allowance for Doubtful Accounts at June 30, 2022, June 30, 2021 and December 31, 2021, respectively. Unbilled

Revenues
, net (a component of Accrued Revenue) includes $
0.1
million, $
0.1
million and $
0.2
million of the Allowance for Doubtful Accounts at June 30, 2022, June 30, 2021 and December 31, 2021, respectively.
Accrued Revenue -
Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2022, June 30, 2021 and December 31, 2021.

	June 30,		December 31,
Accrued Revenue ($ millions)	2022	2021	2021
Regulatory Assets – Current	$41.4	$25.0	$47.4
Unbilled Revenues, net	4.2	9.6	13.8

Total Accrued Revenue	$45.6	$34.6	$61.2

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2022, June 30, 2021 and December 31, 2021.

	June 30,		December 31,
Exchange Gas Receivable ($ millions)	2022	2021	2021
Northern Utilities	$12.5	$4.8	$6.7
Fitchburg	0.9	0.4	0.7

Total Exchange Gas Receivable	$13.4	$5.2	$7.4

Gas Inventory
- The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of June 30, 2022, June 30, 2021 and December 31, 2021.

	June 30,		December 31,
Gas Inventory ($ millions)	2022	2021	2021
Natural Gas	$0.5	$0.2	$0.5
Propane	0.4	0.3	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.1

Total Gas Inventory	$1.0	$0.6	$1.0

Utility Plant -
The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2022, June 30, 2021 and December 31, 2021, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be
$112.4 million, $105.1 million, and $107.5 million,
respectively
.

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
Unitil
Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30,
2022,
June 30, 2021 and December 31, 2021, the Company has recorded $
7.6
million, $
9.8
million and $
7.9
million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2022	2021	2021
Retirement Benefits	$86.9	$105.7	$86.4
Energy Supply and Other Rate Adjustment Mechanisms	38.2	21.5	44.1
Deferred Storm Charges	2.9	3.4	3.3
Environmental	4.5	4.7	4.6
Income Taxes	2.2	3.0	2.6
Other Deferred Charges	13.3	17.8	15.3

Total Regulatory Assets	148.0	156.1	156.3
Less: Current Portion of Regulatory Assets (1)	41.4	25.0	47.4

Regulatory Assets – noncurrent	$106.6	$131.1	$108.9

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2022	2021	2021
Income Taxes (Note 8)	$42.6	$44.8	$44.3
Rate Adjustment Mechanisms	22.2	15.3	7.7
Other	—	0.2	0.1

Total Regulatory Liabilities	64.8	60.3	52.1
Less: Current Portion of Regulatory Liabilities	25.9	17.1	9.5

Regulatory Liabilities – noncurrent	$38.9	$43.2	$42.6

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow
has been made. Included in Regulatory Assets as of June 30, 2022 are $6.6 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities
will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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
Fitchburg has entered into power purchase agreements for which contingencies exist (see Note 6, Regulatory Matters - Fitchburg - Massachusetts Request for Proposals (RFPs)). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.
Investments in Marketable Securities -
The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See additional discussion of the SERP in Note 9).
At June 30, 2022, June 30, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.4 million, $5.5 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Money Market Funds	$5.4	$5.5	$5.7

Total Marketable Securities	$5.4	$5.5	$5.7

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
At June 30, 2022, June 30, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.8 million, $0.7 million and $0.6 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Equity Funds	$0.4	$0.3	$0.2
Money Market Funds	0.4	0.4	0.4

Total Marketable Securities	$0.8	$0.7	$0.6

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations ($ millions)	2022	2021	2021
Current:
Exchange Gas Obligation	$12.5	$4.8	$6.7
Renewable Energy Portfolio Standards	4.1	5.0	7.8
Power Supply Contract Divestitures	—	0.1	—

Total Energy Supply Obligations	$16.6	$9.9	$14.5

Exchange Gas Obligation
- Northern Utilities enters into gas exchange agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells the gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the gas heating season at the same price at which it sold the gas inventory to the asset manager. The gas inventory related to these agreements is recorded in Exchange Gas Receivable on the Company’s Consolidated Balance Sheets while the corresponding obligations are recorded in Energy Supply Obligations.

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
Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include two long-term contracts filed with the MDPU in 2018, one for offshore wind generation and one for imported hydroelectric power and associated transmission, which were approved in 2019 and another for offshore wind generation contracts filed with the MDPU during the first quarter of 2020 and approved in 2021. In compliance with An Act to Promote a Clean Energy Future (2018), in 2021 in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation seeking up to an additional 1,600 megawatts (MW) of offshore wind generation. In December 2021, a portfolio of projects comprising 1,600 MW of offshore wind capacity was selected for negotiation. Those contracts were filed for approval with the MDPU on May 25, 2022, and remain pending. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.
Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of June 30, 2022, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs. The obligations for prior periods related to these divestitures are recorded in Energy Supply
Obligations
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
NOTE 2 - DIVIDENDS DECLARED PER SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
7/27/22	8/27/22	8/12/22	$0.39
04/27/22	05/27/22	05/13/22	$0.39
01/26/22	02/25/22	02/11/22	$0.39
10/27/21	11/29/21	11/15/21	$0.38
07/28/21	08/27/21	08/13/21	$0.38
04/28/21	05/28/21	05/14/21	$0.38
01/27/21	02/26/21	02/12/21	$0.38

NOTE 3 - SEGMENT INFORMATION
The following table provides significant segment financial data for the three and six months ended June 30, 2022 and June 30, 2021:

	Electric	Gas	Non- Regulated	Other	Total
Three Months Ended June 30, 2022 ($ millions)
Revenues:
Billed and Unbilled Revenue	$64.1	$49.6	$—	$—	$113.7
Rate Adjustment Mechanism Revenue	(9.8)	(5.0)	—	—	(14.8)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$54.3	$44.6	$—	$—	$98.9

Segment Profit (Loss)	3.9	1.3	—	(0.3)	4.9
Capital Expenditures	7.9	22.0	—	—	29.9

Three Months Ended June 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$58.3	$38.0	$—	$—	$96.3
Rate Adjustment Mechanism Revenue	(1.7)	2.0	—	—	0.3
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$56.6	$40.0	$—	$—	$96.6

Segment Profit (Loss)	3.4	(0.2)	0.1	(0.6)	2.7
Capital Expenditures	9.2	18.9	—	0.3	28.4

Six Months Ended June 30, 2022 ($ millions)
Revenues:
Billed and Unbilled Revenue	$148.8	$163.3	$—	$—	$312.1
Rate Adjustment Mechanism Revenue	(5.3)	(15.3)	—	—	(20.6)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$143.5	$148.0	$—	$—	$291.5

Segment Profit (Loss)	7.3	19.8	—	(0.7)	26.4
Capital Expenditures	14.2	31.0	—	0.1	45.3
Segment Assets	593.0	936.0	—	18.1	1,547.1

Six Months Ended June 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$124.1	$131.2	$—	$—	$255.3
Rate Adjustment Mechanism Revenue	(7.4)	(12.5)	—	—	(19.9)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$116.7	$118.7	$—	$—	$235.4

Segment Profit	6.3	16.2	0.1	(1.0)	21.6
Capital Expenditures	18.7	23.2	—	0.6	42.5
Segment Assets	577.3	878.3	—	21.5	1,477.1

NOTE 4 - DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at June 30, 2022, June 30, 2021 and December 31, 2021 are shown below:

($ millions)	June 30,		December 31,
	2022	2021	2021
Unitil Corporation:
6.33% Senior Notes, Due May 1, 2022	$—	$9.0	$—
3.70% Senior Notes, Due August 1, 2026	30.0	30.0	30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	1.5	3.0	1.5
6.96% Senior Secured Notes, Due September 1, 2028	14.0	16.0	14.0
8.00% Senior Secured Notes, Due May 1, 2031	13.5	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.75% Senior Notes, Due November 30, 2023	—	1.9	—
6.79% Senior Notes, Due October 15, 2025	6.0	10.0	6.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	8.4	9.6	9.6
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.4	4.6	4.5

Total Long-Term Debt	506.8	528.1	509.6
Less: Unamortized Debt Issuance Costs	3.5	3.8	3.6

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	503.3	524.3	506.0
Less: Current Portion	8.2	19.0	8.2

Total Long-term Debt, Less Current Portion	$495.1	$505.3	$497.8

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

($ millions)	June 30,		December 31,
	2022	2021	2021
Estimated Fair Value of Long-Term Debt	$477.3	$597.8	$584.9

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

$151.9 million for the six months ended June 30, 2022. Total gross repayments were $169.8 million for the six months ended June 30, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30 2022, June 30, 2021 and December 31, 2021:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2022	2021	2021
Limit	$120.0	$120.0	$120.0
Short-Term Borrowings Outstanding	46.2	29.7	64.1

Available	$73.8	$90.3	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, the Company’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on the Company’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At June 30, 2022, June 30, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 2.1% and 1.2% for the three months ended June 30, 2022 and June 30, 2021, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 1.7% and 1.3% for the six months ended June 30, 2022 and June 30, 2021, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $12.6 million, $4.9 million and $8.3 million of gas obligations at June 30, 2022, June 30, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas released in June 2022 and payable in July 2022 is $0.2 million and is recorded in Accounts Payable at June 30, 2022. The amount of gas released in June 2021 and payable in July 2021 was $0.1 million and was recorded in Accounts Payable at June 30, 2021. The amount of gas released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2022, there were approximately $0.7 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended June 30, 2022 and 2021 amounted to $0.5 million and $
0.5
million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2022 and 2021 amounted to
$0.9 million and $1.0 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations ($ millions)	2022	2021	2021
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.5	$1.5	$1.6
Other Noncurrent Liabilities (long-term portion)	2.9	3.4	3.1

Total Operating Lease Obligations	$4.4	$4.9	$4.7

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.1	$0.2	$0.1
Other Noncurrent Liabilities (long-term portion)	0.1	0.2	0.2

Total Capital Lease Obligations	$0.2	$0.4	$0.3

Total Lease Obligations	$4.6	$5.3	$5.0

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2022 and June 30, 2021 was

$0.9 million and $1.0 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.7 million, $0.9 million and $0.7 million as of June 30, 2022, June 30, 2021 and December 31, 2021, respectively, less accumulated amortization of $0.4 million, $0.5 million and $0.3 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2022. The payments for operating leases consist of $1.5 million of current operating lease obligations, which are included in Other Current Liabilities and $2.9 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2022. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.1 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2022.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2022	$874	$72
2023	1,515	107
2024	1,186	52
2025	620	19
2026	316	—
2027-2031	121	—

Total Payments	4,632	250

Less: Interest	254	8

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,378	$242

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2022, the weighted average remaining lease term is 3.3 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.6%. As of June 30, 2021, the weighted average remaining lease term was 3.6 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.2%.

NOTE 5 - COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The Company had 16,034,635, 15,046,469 and 15,977,766 shares of common stock outstanding at June 30, 2022, June 30, 2021 and December 31, 2021, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first six months of 2022, the Company sold 9,863 shares of its common stock, at an average price of $51.26 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $505,600. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 25, 2022, 36,770 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.7 million. There were 73,178 and 62,566 non-vested shares under the Stock Plan as of June 30, 2022 and 2021, respectively. The weighted average grant date fair value of these shares was $47.44 and $49.44, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.8 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was approximately $1.0 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.9 years. During the six months ended June 30, 2022 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2022 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2021	49,182	$41.67
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	649	$53.17
Restricted Stock Units Settled	(10,236)	$51.28

Restricted Stock Units as of June 30, 2022	39,595	$39.37

There were 43,886 Restricted Stock Units outstanding as of June 30, 2021 with a weighted average stock price of $41.43. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2022, June 30, 2021 and December 31, 2021 is $1.0 million, $1.0 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2022 and December 31, 2021. There were $0.2 million, or 1,887 shares, of Unitil Energy’s 6.00
% Series Preferred Stock outstanding as of June 30, 2021. There were less than

$0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended June 30, 2022 and June 30, 2021, respectively.
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
Northern Utilities - Targeted Infrastructure Replacement Adjustment (TIRA) - Maine
-
The settlement in Northern Utilities’ Maine division’s
2013 rate case authorized the Company to implement a TIRA rate mechanism to adjust base distribution rates annually to recover the revenue requirements associated with targeted investments in gas distribution system infrastructure replacement and upgrade projects, including the Company’s Cast Iron Replacement Program (CIRP). In its Final Order issued on February 28, 2018 for Northern Utilities’ 2017 base rate case, the MPUC approved an extension of the TIRA mechanism for an additional eight-year period, which will allow for annual rate adjustments through the end of the CIRP program. The Company’s most recent request under the TIRA mechanism, to increase annual base rates b
y $1.5 million for 2021 eligible facilities, was filed with the MPUC on February 28, 2022. On April 27, 2022, the MPUC issued an order approving the filing, for rates effective May 1, 2022.
Northern Utilities - Base Rates - New Hampshire
-
On July 20, 2022, the NHPUC issued an Order in the distribution base rate case filed with the
NHPUC on August 2, 2021 by Northern Utilities. The Order approves a comprehensive Settlement Agreement between the Company, the New
Hampshire DOE (DOE), and the Office of the Consumer Advocate (OCA). As provided in the Settlement Agreement, in addition to authorizing an increase to permanent distribution rates o
f
$
6.1
million, effective August 1, 2022, the Order
(1) approves a revenue decoupling mechanism and (2) allows for a step adjustment effective September 1, 2022 covering the additional revenue requirement resulting from changes in Net Plant in Service associated with non-growth
investments for the period January 1, 2021, through December 31, 2021. On June 8, 2022, the Company filed for its first step increase of approximately $1.6 million of annual revenue, for rates effective as of September 1, 2022, to recover eligible 2021 capital investments.
The NHPUC opened a separate docket to review the Company’s proposed step adjustment, and that matter remains pending. The increase in permanent rates will be reconciled back to October 1, 2021, the effective date of temporary rates previously approved in this docket. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of

9.3
%
 and a capital structure reflecting 52% equity and 48% long-term debt. In light of the Step Adjustment, the Company shall not file a distribution rate case with the Commission before January 1, 2024 (the “Stay-Out Period”). However, during the term of the Stay-Out Period, the Company will be allowed to adjust distribution rates upward or downward resulting from a singular (not collective) exogenous event that exceeds $200,000.
Unitil Energy - Base Rates
- On May 3, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on April 2, 2021 by Unitil Energy. The Order approves, in part, a comprehensive Settlement Agreement between the Company, the New Hampshire DOE, the OCA, the New Hampshire Department of Environmental Services, Clean Energy New Hampshire, and ChargePoint, Inc. In addition to authorizing an increase to permanent distribution rates of $
6.3
million, effective June 1, 2022, the Order approves the following components of the Settlement Agreement: (1) a multi-year rate plan, (2) a revenue decoupling mechanism,
(3) time-of-use
rates, (4) resiliency programs to support the Company’s commitment to reliability, and (5) other rate design and tariff changes. On May 10, 2022, the Company filed a request for clarification with the NHPUC to clarify that the authorized revenue requirement should exclude expenses related to the Company’s proposed Arrearage Management Program (AMP), which was not approved in the Order. On May 12, 2022, the Commission issued an Order, which clarified that because the Company will not incur the expenses associated with the AMP, those costs should be removed from the revenue requirement, and that the adjusted increase of

$5.9 million will result in reasonable rates. The increase in permanent rates
was
reconciled
back to June 1, 2021, the effective date of temporary rates previously approved in this docket. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of 9.2% and a capital structure reflecting 52% equity and 48% long-term debt. On July 28, 2022, the NHPUC approved, subject to reconciliation, the Company’s first step increase of approximately $1.3 million of annual revenue to recover eligible 2021 capital investments, effective August 1, 2022.
Fitchburg - Base Rates - Electric
- Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The Department allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation. On June 24, 2022, the MDPU issued an Order approving the Company’s filing.
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
On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On July 28, 2022, Granite State filed its second limited Section
 4 rate adjustment, for an annual revenue increase of $0.3 million, effective September 1, 2022. This matter remains pending.
Other Matters
Fitchburg - Grid Modernization
- On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan, which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. The GMP is subject to review and approval by the MDPU. Briefing was concluded on July 1, 2022 and the GMP remains pending.
Fitchburg - Grid Modernization Cost Recovery Factor
- On April 15, 2022, Fitchburg filed its Grid Modernization Factor (GMF) rate adjustment and reconciliation filing pursuant to the Company’s proposed GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of $0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation.
Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals -
The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, engaged an independent consultant to conduct a study and prepare a report (Consultant Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources. Following an active stakeholder process, on March 18, 2022, Consultant Reports on decarbonization pathways, regulatory designs and stakeholder engagement were submitted to the MDPU. Also on March 18, 2022, the LDCs, including Fitchburg, submitted proposals to the MDPU that include the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Consultant Reports. The MDPU held a technical session on the Consultant Report on March 30, 2022 and a technical session on the LDC proposals on April 15, 2022. Discovery by the MDPU is complete, and the MDPU has directed LDCs to respond to stakeholder comments by July 19, 2022.
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
the MDPU issued an order which, among other provisions, allows the utility companies to defer for future recovery of bad debt expense in excess of a baseline. On July 7, 2021, the NHPUC issued an order which declined to authorize New Hampshire’s rate-regulated utilities’ establishment of a regulatory asset for incremental bad debt or waived late payment fees related to the
COVID-19
pandemic. The NHPUC stated that these costs will be addressed in each utility’s next rate case. On September 7, 2021, the NHPUC clarified its July 7 Order, determining that it has not foreclosed rate-regulated utilities from utilizing accounting mechanisms to defer costs in order to seek recovery in a future rate proceeding, and that Unitil Energy’s and Northern Utilities’ respective pending rate cases are the appropriate venue to address incremental bad debt and/or waived late payment fees resulting from the
COVID-19
public health emergency orders and directives. Consistent with the authorization provided in that Order, the Settling Parties agreed in Unitil Energy’s rate case that Unitil Energy be permitted to recover
 $386,957
in
COVID-19
related costs relating to expenses from calendar year 2020 by including those costs in its next Schedule EDC through the External Delivery Charge (EDC), a uniform rate per kWh, in the Company’s next scheduled EDC rate change effective August 1, 2022. This provision was approved by the NHPUC Order issued May 3, 2022 on the rate case Settlement Agreement. In Northern Utilities case, the Settling Parties agreed that Northern Utilities shall be permitted to recover
 $68,061
in
COVID-19
related costs relating to expenses from calendar year 2020 by including those costs in its Regulatory Assessment Adjustment Mechanism (RAAM), a uniform rate per therm, in the Company’s next scheduled RAAM rate change effective November 1, 2022. This provision was approved by the NHPUC Order, issued July 20, 2022, on the rate case Settlement Agreement.
Northern Utilities / Granite State - Firm Capacity Contract
- Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On April 1, 2022, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2022 through October 31, 2023. The MPUC issued an Order on June 14, 2022 approving the one-year extension.

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
MW
of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Unitil’s pro rata share of these contracts is approximately
1%
.
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

Vineyard Wind and a 400 MW project submitted by Mayflower Wind. Contract negotiations were completed in early April 2022 and the contracts were submitted for approval to the MDPU on May 25, 2022. This matter remains pending.
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

NOTE 7 - ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2022.

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2022, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Fitchburg’s Manufactured Gas Plant Site
- Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion now in 2024. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.
In August 2021, the Mass DEP issued a Notice of
Non-compliance
to FGE following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. Fitchburg began the investigation in November 2021 with the Mass DEP expanding the scope in June 2022 to include an observed river seep. FGE anticipates completion of the investigation by the end of 2022, while remedial action on the river seep may occur before that time. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.
Unitil Energy - Kensington Distribution Operations Center
- Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation (SSI) and identify whether there is a need to conduct further investigation or remedial actions. Unitil Energy began the SSI in December 2021 with the NH DES extending the SSI scope in June 2022 to further delineate potential impacts. UES anticipates completion of the SSI by September 2022.
The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2022 and 2021.

Environmental Obligations ($ millions)
	June 30,
	2022	2021
Total Balance at Beginning of Period	$2.7	$2.1
Additions	0.3	0.1
Less: Payments / Reductions	0.2	0.1

Total Balance at End of Period	2.8	2.1

Less: Current Portion	0.6	0.4

Noncurrent Balance at End of Period	$2.2	$1.7

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Six Months Ended June 30,
	2022	2021
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(5)	(2)
Other, net	—	—

Effective Income Tax Rate	22%	25%
Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at June 30, 2022 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2020; December 31, 2019; and December 31, 2018.
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

The Company has evaluated each of the CARES, CAA and ARPA provisions and determined that they do not have a material effect on the Company’s financial statements as of June 30, 2022.
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
T
he Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of June 30, 2022, the Company flowed back $4.9 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

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
The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2022	2021
Discount Rate	2.85%	2.50%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%
Health Care Cost Trend Rate Assumed for Next Year	6.20%	6.60%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended June 30,	2022	2021	2022	2021	2022	2021
Service Cost	$791	$868	$722	$758	$68	$88
Interest Cost	1,371	1,251	799	685	118	115
Expected Return on Plan Assets	(2,720)	(2,423)	(854)	(627)	—	—
Prior Service Cost Amortization	89	75	273	302	14	14
Actuarial Loss Amortization	1,377	2,022	255	262	199	373

Sub-total	908	1,793	1,195	1,380	399	590
Amounts Capitalized and Deferred	(309)	(887)	(622)	(791)	(119)	(178)

Net Periodic Benefit Cost Recognized	$599	$906	$573	$589	$280	$412

	Pension Plan		PBOP Plan		SERP
Six Months Ended June 30,	2022	2021	2022	2021	2022	2021
Service Cost	$1,582	$1,736	$1,444	$1,516	$136	$177
Interest Cost	2,742	2,502	1,598	1,370	236	229
Expected Return on Plan Assets	(5,440)	(4,846)	(1,708)	(1,254)	—	—
Prior Service Cost Amortization	178	150	546	604	28	28
Actuarial Loss Amortization	2,754	4,044	510	524	399	745

Sub-total	1,816	3,586	2,390	2,760	799	1,179
Amounts Capitalized and Deferred	(464)	(1,600)	(1,133)	(1,454)	(238)	(356)

Net Periodic Benefit Cost Recognized	$1,352	$1,986	$1,257	$1,306	$561	$823

Employer Contributions
As of June 30, 2022, the Company had made $1.9 million and $0.8 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2022. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2022 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of June 30, 2022, the Company had made $0.3 million of benefit payments under the SERP Plan in 2022. The Company presently anticipates making an additional $0.3 million of benefit payments under the SERP Plan in 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).
Item 4. Controls and Procedures
Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2022 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e)
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
There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2022.

Issuer Purchases of Equity Securities
Pursuant to the Company’s written trading plan under Rule
10b5-1
under the Exchange Act, adopted and announced by the Company on May 1, 2022, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $587,000 in value of shares have been purchased or, if sooner, on May 1, 2023.
The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule
10b-5
under the Exchange Act, or other applicable securities laws.
The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/22 – 4/30/22	—	—	—	$11
5/1/22 – 5/31/22	—	—	—	$587,000
6/1/22 – 6/30/22	—	—	—	$587,000

Total	—	—	—

Item 5. Other Information
On August 2, 2022, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2022. The press release is furnished with this Quarterly Report on Form
10-Q
as Exhibit 99.1.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 2, 2022 Announcing Earnings For the Quarter Ended June 30, 2022.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: August 2, 2022	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: August 2, 2022	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer