Form 10-Q
period 2022-09-30
UNITIL CORP
filed 2022-11-01
CIK 755001

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such file
s
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
of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Common Stock, no par value	16,039,938 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2022

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

•

outsourcing of services to third parties could expose the Company to substandard quality of service delivery or substandard deliverables, which may result in missed deadlines or other timeliness issues, non-compliance (including with applicable legal requirements and industry standards) or reputational harm, which could negatively affect our results of operations;

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

Unitil had an investment in Net Utility Plant of $1,303.8 million at September 30, 2022. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

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

Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on historical test years, and earn a return on their capital investment in utility assets. The Company’s distribution utilities and its gas transmission pipeline company also may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments or cost tracking rate mechanisms.

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes.

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2022 and September 30, 2021 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

The Company’s results of operations historically have reflected the seasonal nature of the gas business. Annual gas revenues are substantially realized during the heating season as a result of higher sales of gas due to cold weather. Accordingly, the results of operations are historically most favorable in the first and fourth quarters. Fluctuations in seasonal weather conditions may have a significant effect on the results of operations. Sales of electricity are generally less sensitive to weather than gas sales, but also may be affected by the weather conditions in both the winter and summer seasons. As a result of recent rate cases, the Company’s electric and gas GAAP gross margins and electric and gas adjusted gross margins (a non-GAAP financial measure) are derived from a higher percentage of fixed billing components, including customer charges. As of June 1, 2022, substantially all of Unitil’s total annual electric sales volumes are decoupled and changes in sales to existing customers do not affect GAAP gross margin and adjusted gross margin. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes.

On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds were used to make capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.

As part of the Offering, the Company granted the underwriters a 30-day option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the three and nine months ended September 30, 2022 reflect the higher number of average shares outstanding.

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

Three Months Ended September 30, 2022 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$75.7	$34.5	$—	$110.2
Less: Cost of Sales	(47.3)	(14.1)	—	(61.4)
Less: Depreciation and Amortization	(6.9)	(9.5)	(0.2)	(16.6)

GAAP Gross Margin	21.5	10.9	(0.2)	32.2
Depreciation and Amortization	6.9	9.5	0.2	16.6

Adjusted Gross Margin	$28.4	$20.4	$—	$48.8

Three Months Ended September 30, 2021 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$65.5	$32.6	$—	$98.1
Less: Cost of Sales	(40.1)	(13.2)	—	(53.3)
Less: Depreciation and Amortization	(6.5)	(8.1)	(0.2)	(14.8)

GAAP Gross Margin	18.9	11.3	(0.2)	30.0
Depreciation and Amortization	6.5	8.1	0.2	14.8

Adjusted Gross Margin	$25.4	$19.4	$—	$44.8

Nine Months Ended September 30, 2022 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$219.2	$182.5	$—	$401.7
Less: Cost of Sales	(142.6)	(81.9)	—	(224.5)
Less: Depreciation and Amortization	(19.3)	(26.9)	(0.7)	(46.9)

GAAP Gross Margin	57.3	73.7	(0.7)	130.3
Depreciation and Amortization	19.3	26.9	0.7	46.9

Adjusted Gross Margin	$76.6	$100.6	$—	$177.2

Nine Months Ended September 30, 2021 ($ millions)
	Electric	Gas	Non- Regulated and Other	Total
Total Operating Revenue	$182.2	$151.3	$—	$333.5
Less: Cost of Sales	(108.8)	(59.1)	—	(167.9)
Less: Depreciation and Amortization	(19.4)	(24.5)	(0.6)	(44.5)

GAAP Gross Margin	54.0	67.7	(0.6)	121.1
Depreciation and Amortization	19.4	24.5	0.6	44.5

Adjusted Gross Margin	$73.4	$92.2	$—	$165.6

Electric GAAP Gross Margin was $21.5 million and $57.3 million in the three and nine months ended September 30, 2022, respectively, increases of $2.6 million and $3.3 million, respectively compared to the same periods in 2021. For the three month period, the increase was driven by higher rates and customer growth of $3.0 million, partially offset by higher depreciation and amortization expense of $0.4 million. The increase in the nine month period was driven by higher rates and customer growth of $3.7 million and lower depreciation and amortization expense of $0.1 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.5 million when rates were not yet decoupled.

Gas GAAP Gross Margin was $10.9 million in the three months ended September 30, 2022, a decrease of $0.4 million compared to the same period in 2021. Gas GAAP Gross Margin was $73.7 million in the nine months ended September 30, 2022, an increase of $6.0 million compared to the same period in 2021. The decrease in the three month period was primarily driven by higher depreciation and amortization expense of $1.4 million, partially offset by higher rates of $1.0 million. The increase in the nine month period was driven by higher rates of $7.0 million and the favorable effect on sales from customer growth and colder weather of $1.4 million, partially offset by higher depreciation and amortization expense of $2.4 million.

Earnings Overview

The Company’s Net Income was $0.5 million, or $0.03 in Earnings Per Share (EPS) for the third quarter of 2022, an increase of $0.5 million in Net Income, or $0.03 in EPS, compared to the third quarter of 2021. The Company’s earnings in the third quarter of 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses.

For the nine months ended September 30, 2022, the Company reported Net Income of $26.9 million, or $1.68 per share, an increase of $5.3 million, or $0.26 per share, compared to the same nine month period in 2021. The Company’s earnings in the first nine months of 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $28.4 million and $76.6 million in the three and nine months ended September 30, 2022, respectively, increases of $3.0 million and $3.2 million, respectively, compared with the same periods in 2021. The increase in the three month period was driven by higher rates and customer growth. The increase in the nine month period was driven by higher rates and customer growth of $3.7 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.5 million when rates were not yet decoupled.

Total electric kilowatt-hour (kWh) sales increased 1.0% and 0.4% in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in 2021. Sales to Residential customers increased 1.0% and sales to C&I customers increased 1.0% in the three month period ended September 30, 2022, compared to the same period in 2021. For the nine month period ended September 30, 2022, sales to Residential customers decreased 0.6% while sales to C&I customers increased 1.1%, compared to the same period in 2021. The changes in sales to Residential and C&I customers reflect warmer summer weather in 2022 compared to 2021, and customer growth, partially offset by cooler spring weather in 2022 compared to 2021. Based on weather data collected in the Company’s electric service areas, on average there were 1.4% fewer Cooling Degree Days (CDD) in the first nine months of 2022 compared to the same period in 2021. As of September 30, 2022, the number of electric customers increased by 734 over the previous year.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $20.4 million and $100.6 million in the three and nine months ended September 30, 2022, respectively, increases of $1.0 million and $8.4 million, respectively, compared to the same periods in 2021. These increases reflect higher rates of $1.0 million and $7.0 million in the three and nine month periods, respectively, while the remainder of the increase in the nine month period is attributable to the favorable effect on sales of customer growth and colder weather.

Gas therm sales decreased 1.8% in the three month period ended September 30, 2022, compared to the same period in 2021. In the third quarter of 2022, sales to Residential and C&I customers decreased 3.8% and 1.6%, respectively, compared to the same period in 2021, reflecting lower average usage. Total gas therm sales increased 2.5% in the nine month period ended September 30, 2022, compared to the same period in 2021. For the nine months ended September 30, 2022, sales to Residential and C&I customers increased 2.3% and 2.5%, respectively, compared to the same period in 2021. The increase in gas therm sales for the first nine months of 2022 reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 3.9% more Effective Degree Days (EDD) in the first nine months of 2022 compared to the same period in 2021, although 2.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.7% in the first nine months of 2022 compared to the same period in 2021. As of September 30, 2022, the number of gas customers increased by 1,154 over the previous year.

Operation and Maintenance (O&M) expenses increased $1.9 million, or 11.4%, and $4.3 million, or 8.4%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher utility operating costs of $1.0 million, higher labor costs of $0.8 million and higher professional fees of $0.1 million. The increase in the nine month period reflects higher labor costs of $2.5 million, higher professional fees of $1.3 million and higher utility operating costs of $0.5 million.

Depreciation and Amortization expense increased $1.8 million and $2.4 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case costs.

Taxes Other Than Income Taxes increased $0.3 million and $1.4 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.1 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily reflecting higher interest expense on short-term borrowings, partially offset by lower interest expense on long-term debt. For the nine months ended September 30, 2022, Interest Expense, Net decreased $0.4 million compared to the same period in 2021, primarily reflecting lower interest expense on long-term debt and higher interest income on regulatory assets, partially offset by higher interest expense on short-term borrowings.

Other Expense (Income), Net decreased $0.4 million and $1.5 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting lower retirement benefit costs.

Federal and State Income Taxes for the three months ended September 30, 2022 decreased $0.2 million compared with the same period in 2021, primarily resulting from the flow back of excess Accumulated Deferred Income Taxes. For the nine months ended September 30, 2022, Federal and State Income Taxes increased $0.1 million compared to the same period in 2021, reflecting higher pre-tax earnings in the current period, partially offset by the flow back of excess Accumulated Deferred Income Taxes.

At its January 2022, April 2022, July 2022 and October 2022 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.39 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.56 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Sales, Revenues and Adjusted Gross Margin

Kilowatt-hour Sales - Unitil’s total electric kWh sales increased 1.0% and 0.4% in the three and nine month periods ended September 30, 2022, respectively, compared to the same periods in 2021. Sales to Residential customers increased 1.0% and sales to C&I customers increased 1.0% in the three month period ended September 30, 2022, compared to the same period in 2021. For the nine month period ended September 30, 2022, sales to Residential customers decreased 0.6% while sales to C&I customers increased 1.1%, compared to the same period in 2021. The changes in sales to Residential and C&I customers reflect warmer summer weather in 2022 compared to 2021, and customer growth, partially offset by cooler spring weather in 2022 compared to 2021. Based on weather data collected in the Company’s electric service areas, on average there were 1.4% fewer CDD in the first nine months of 2022 compared to the same period in 2021. As of September 30, 2022, the number of electric customers increased by 734 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. As of June 1, 2022, substantially all of the Company’s electric kWh sales volumes are decoupled. Prior to June 1, 2022, approximately 27% of the Company’s total annual electric kWh sales volumes were decoupled.

The following table details total kWh sales for the three and nine months ended September 30, 2022 and 2021 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Residential	201.7	199.7	2.0	1.0%	538.2	541.4	(3.2)	(0.6%)
Commercial / Industrial	261.4	258.7	2.7	1.0%	722.6	714.6	8.0	1.1%

Total	463.1	458.4	4.7	1.0%	1,260.8	1,256.0	4.8	0.4%

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine month periods ended September 30, 2022 and 2021:

Electric Operating Revenues and Electric Adjusted Gross Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Electric Operating Revenue:
Residential	$44.2	$37.6	$6.6	17.6%	$129.5	$105.3	$24.2	23.0%
Commercial / Industrial	31.5	27.9	3.6	12.9%	89.7	76.9	12.8	16.6%

Total Electric Operating Revenue	$75.7	$65.5	$10.2	15.6%	$219.2	$182.2	$37.0	20.3%

Cost of Electric Sales	$47.3	$40.1	$7.2	18.0%	$142.6	$108.8	$33.8	31.1%

Electric Adjusted Gross Margin	$28.4	$25.4	$3.0	11.8%	$76.6	$73.4	$3.2	4.4%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $28.4 million and $76.6 million in the three and nine months ended September 30, 2022, respectively, increases of $3.0 million and $3.2 million, respectively, compared with the same periods in 2021. The increase in the three month period was driven by higher rates and customer growth. The increase in the nine month period was driven by higher rates and customer growth of $3.7 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.5 million when rates were not yet decoupled.

Total Electric Operating Revenue increased $10.2 million and $37.0 million in the three and nine months ended September 30, 2022, compared to the same periods in 2021 reflecting higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and higher sales of electricity.

Gas Sales, Revenues and Adjusted Gross Margin

Therm Sales - Unitil’s total gas therm sales decreased 1.8% in the three month period ended September 30, 2022, compared to the same period in 2021. In the third quarter of 2022, sales to Residential and C&I customers decreased 3.8% and 1.6%, respectively, compared to the same period in 2021, reflecting lower average usage. Total gas therm sales increased 2.5% in the nine month period ended September 30, 2022, compared to the same period in 2021. For the nine months ended September 30, 2022, sales to Residential and C&I customers increased 2.3% and 2.5%, respectively, compared to the same period in 2021. The increase in gas therm sales for the first nine months of 2022 reflects colder winter weather in the first quarter of 2022 compared to the same period in 2021, and customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 3.9% more EDD in the first nine months of 2022 compared to the same period in 2021, although 2.4% fewer EDD compared to normal. The Company estimates weather-normalized gas therm sales, excluding decoupled sales, increased 0.7% in the first nine months of 2022 compared to the same period in 2021. As of September 30, 2022, the number of gas customers increased by 1,154 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2022 and 2021, by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Residential	2.5	2.6	(0.1)	(3.8%)	35.1	34.3	0.8	2.3%
Commercial / Industrial	24.3	24.7	(0.4)	(1.6%)	136.0	132.7	3.3	2.5%

Total	26.8	27.3	(0.5)	(1.8%)	171.1	167.0	4.1	2.5%

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2022 and 2021:

Gas Operating Revenues and Gas Adjusted Gross Margin ($ millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gas Operating Revenue:
Residential	$12.1	$12.0	$0.1	0.8%	$72.3	$61.4	$10.9	17.8%
Commercial / Industrial	22.4	20.6	1.8	8.7%	110.2	89.9	20.3	22.6%

Total Gas Operating Revenue	$34.5	$32.6	$1.9	5.8%	$182.5	$151.3	$31.2	20.6%

Cost of Gas Sales	$14.1	$13.2	$0.9	6.8%	$81.9	$59.1	$22.8	38.6%

Gas Adjusted Gross Margin	$20.4	$19.4	$1.0	5.2%	$100.6	$92.2	$8.4	9.1%

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $20.4 million and $100.6 million in the three and nine months ended September 30, 2022, respectively, increases of $1.0 million and $8.4 million, respectively, compared to the same periods in 2021. These increases reflect higher rates of $1.0 million and $7.0 million in the three and nine month periods, respectively, while the remainder of the increase in the nine month period is attributable to the favorable effect on sales of customer growth and colder weather.

The increases in Total Gas Operating Revenue of $1.9 million and $31.2 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflect higher costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, and, for the nine month period, higher gas sales volumes.

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales increased $7.2 million, or 18.0%, and $33.8 million, or 31.1% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases reflect higher wholesale electricity prices and higher sales of electricity. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales increased $0.9 million, or 6.8%, and $22.8 million, or 38.6%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases reflect higher wholesale gas commodity prices and, in the nine month period, higher sales of gas. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $1.9 million, or 11.4%, and $4.3 million, or 8.4%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher utility operating costs of $1.0 million, higher labor costs of $0.8 million and higher professional fees of $0.1 million. The increase in the nine month period reflects higher labor costs of $2.5 million, higher professional fees of $1.3 million and higher utility operating costs of $0.5 million.

Depreciation and Amortization - Depreciation and Amortization expense increased $1.8 million, or 12.2%, and $2.4 million, or 5.4%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.3 million, or 4.9%, and $1.4 million, or 7.6% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in the three month period reflects higher local property taxes on higher utility plant in service. The increase in the nine month period reflects higher local property taxes on higher utility plant in service and higher payroll taxes.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.4 million, or 40.0%, and $1.5 million, or 44.1%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, reflecting lower retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three months ended September 30, 2022 decreased $0.2 million compared with the same period in 2021, primarily resulting from the flow back of excess Accumulated Deferred Income Taxes. For the nine months ended September 30, 2022, Federal and State Income Taxes increased $0.1 million compared to the same period in 2021, reflecting higher pre-tax earnings in the current period, partially offset by the flow back of excess Accumulated Deferred Income Taxes.

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

Interest Expense, Net ($ millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest Expense
Long-term Debt	$6.2	$6.5	$(0.3)	$18.6	$19.8	$(1.2)
Short-term Debt	1.0	0.2	0.8	1.7	0.5	1.2
Regulatory Liabilities	0.1	0.1	—	0.3	0.3	—

Subtotal Interest Expense	7.3	6.8	0.5	20.6	20.6	—

Interest (Income)
Regulatory Assets	(0.2)	—	(0.2)	(0.6)	(0.4)	(0.2)
AFUDC(1) and Other	(0.5)	(0.3)	(0.2	(0.9)	(0.7)	(0.2)

Subtotal Interest (Income)	(0.7)	(0.3)	(0.4)	(1.5)	(1.1)	(0.4)

Total Interest Expense, Net	$6.6	$6.5	$0.1	$19.1	$19.5	$(0.4)

(1)	AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.1 million, or 1.5%, in the three months ended September 30, 2022, compared to the same period in 2021, primarily reflecting higher interest expense on short-term borrowings, partially offset by lower interest expense on long-term debt. For the nine months ended September 30, 2022, Interest Expense, Net decreased $0.4 million, or 2.1%, compared to the same period in 2021, primarily reflecting lower interest expense on long-term debt and higher interest income on regulatory assets, partially offset by higher interest expense on short-term borrowings.

CAPITAL REQUIREMENTS

Sources of Capital

Unitil requires capital to fund utility plant additions, working capital and other utility expenditures recovered in subsequent periods through regulated rates. The capital necessary to meet these requirements is derived primarily from internally generated funds, which consist of cash flows from operating activities. The Company initially supplements internally generated funds through short-term bank borrowings, as needed, under its unsecured revolving Credit Facility. Periodically, the Company replaces portions of its short-term debt with long-term debt financings more closely matched to the long-term nature of its utility assets. Additionally, from time to time the Company accesses the public capital markets through public offerings of equity securities. The Company’s utility operations have a seasonal component and therefore are subject to seasonal fluctuations in cash flows. The amount, type and timing of any future financing will vary from year to year based on capital needs and maturity or redemptions of securities.

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

As part of the Offering, the Company granted the underwriters a 30-day over-allotment option to purchase additional shares. The underwriters exercised the over-allotment option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the over-allotment sales was approximately $5.9 million and was used to make capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2022, September 30, 2021 and December 31, 2021, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated in its entirety the prior credit facility. Unitil may borrow under the Credit Facility until September 29, 2027, subject to two one-year extensions under certain circumstances. The Credit Facility terminates and all amounts outstanding thereunder are due and payable on September 29, 2027, subject to the potential extension discussed in the prior sentence.

The Credit Facility has a borrowing limit of $200 million, which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating). As of the close of business on September 29, 2022, Unitil’s aggregate borrowings under the Credit Facility were approximately $65.5 million at an interest rate per annum of approximately 4.272% (which interest rate was based on the lowest end of the margin range discussed above).

The Company uses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $214.0 million for the nine months ended September 30, 2022. Total gross repayments were $206.1 million for the nine months ended September 30, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2022 and the prior credit facility as of September 31, 2021 and December 31, 2021:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2022	2021	2021
Limit	$200.0	$120.0	$120.0
Short-Term Borrowings Outstanding	72.0	30.5	64.1

Available	$128.0	$89.5	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2022, September 30, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility or the prior credit facility, as applicable, in effect on those dates.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2022, there were approximately $1.6 million of guarantees outstanding with a duration less than one year.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $23.4 million, $9.7 million and $8.3 million of gas obligations at September 30, 2022, September 30, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas released in September 2022 and payable in October 2022 is $0.3 million and is recorded in Accounts Payable at September 30, 2022. The amount of gas released in September 2021 and payable in October 2021 was $0.1 million and was recorded in Accounts Payable at September 30, 2021. The amount of gas released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. Unitil Corporation’s subsidiaries conduct a portion of their operations in leased facilities, and lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements. As of September 30, 2022, there were approximately $1.6 million of guarantees on certain energy and gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2022, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2021 Annual Report on Form 10-K for additional information.

EMPLOYEES

Unitil’s commitment to excellence begins with its employees. As of September 30, 2022, the Company and its subsidiaries had 517 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions. Unitil’s employees are focused on the Company’s mission to safely and reliably deliver “energy for life” and provide customers with affordable and sustainable energy solutions.

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

As of September 30, 2022, a total of 171 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2022:

	Employees Covered	CBA Expiration
Fitchburg	41	05/31/2027
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	40	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	41	05/31/2023
Unitil Service – Gas Control	4	03/31/2024
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2022 and September 30, 2021 were 3.6% and 1.2%, respectively. The average interest rates on the Company’s short-term borrowings for the nine months ended September 30, 2022 and September 30, 2021 were 2.4% and 1.2%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.

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

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Millions except per share data)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues
Electric	$75.7	$65.5	$219.2	$182.2
Gas	34.5	32.6	182.5	151.3

Total Operating Revenues	110.2	98.1	401.7	333.5

Operating Expenses
Cost of Electric Sales	47.3	40.1	142.6	108.8
Cost of Gas Sales	14.1	13.2	81.9	59.1
Operation and Maintenance	18.6	16.7	55.5	51.2
Depreciation and Amortization	16.6	14.8	46.9	44.5
Taxes Other Than Income Taxes	6.4	6.1	19.9	18.5

Total Operating Expenses	103.0	90.9	346.8	282.1

Operating Income	7.2	7.2	54.9	51.4
Interest Expense, Net	6.6	6.5	19.1	19.5
Other Expense (Income), Net	0.6	1.0	1.9	3.4

Income (Loss) Before Income Taxes	—	(0.3)	33.9	28.5
Provision (Benefit) for Income Taxes	(0.5)	(0.3)	7.0	6.9

Net Income	$0.5	$—	$26.9	$21.6

Net Income Per Common Share (Basic and Diluted)	$0.03	$—	$1.68	$1.42
Weighted Average Common Shares Outstanding – (Basic and Diluted)	16.0	15.5	16.0	15.2
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Millions)
(UNAUDITED)

	September 30,		December 31,
	2022	2021	2021
ASSETS:

Current Assets :
Cash and Cash Equivalents	$7.9	$8.8	$6.5
Accounts Receivable, Net	51.7	46.3	66.9
Accrued Revenue	46.9	38.6	61.2
Exchange Gas Receivable	25.1	10.5	7.4
Gas Inventory	1.7	0.9	1.0
Materials and Supplies	10.1	8.6	8.6
Prepayments and Other	7.2	7.3	8.1

Total Current Assets	150.6	121.0	159.7

Utility Plant:
Electric	612.7	581.0	602.4
Gas	995.7	932.8	972.6
Common	66.7	64.8	66.4
Construction Work in Progress	81.9	84.8	47.5

Utility Plant	1,757.0	1,663.4	1,688.9
Less: Accumulated Depreciation	453.2	426.1	431.7

Net Utility Plant	1,303.8	1,237.3	1,257.2

Other Noncurrent Assets:
Regulatory Assets	105.5	132.4	108.9
Operating Lease Right of Use Assets	4.6	5.1	4.7
Other Assets	14.4	13.2	9.8

Total Other Noncurrent Assets	124.5	150.7	123.4

TOTAL ASSETS	$1,578.9	$1,509.0	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS (Cont.)
(Millions, except number of shares)
(UNAUDITED)

	September 30,		December 31,
	2022	2021	2021
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$35.2	$29.5	$52.4
Short-Term Debt	72.0	30.5	64.1
Long-Term Debt, Current Portion	8.2	10.1	8.2
Regulatory Liabilities	20.8	13.1	9.5
Energy Supply Obligations	29.8	16.1	14.5
Interest Payable	6.5	6.7	4.8
Environmental Obligations	0.6	0.7	0.5
Other Current Liabilities	20.5	19.9	19.5

Total Current Liabilities	193.6	126.6	173.5

Noncurrent Liabilities:
Retirement Benefit Obligations	135.2	166.2	133.9
Deferred Income Taxes, net	136.1	115.7	127.7
Cost of Removal Obligations	115.4	108.2	107.5
Regulatory Liabilities	37.9	42.9	42.6
Environmental Obligations	2.2	1.7	2.2
Other Noncurrent Liabilities	6.6	6.8	6.6

Total Noncurrent Liabilities	433.4	441.5	420.5

Capitalization:
Long-Term Debt, Less Current Portion	493.1	501.3	497.8
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,039,141 15,971,962 and 15,977,766 Shares)	334.4	331.6	332.1
Retained Earnings	124.2	107.8	116.2

Total Common Stock Equity	458.6	439.4	448.3
Preferred Stock	0.2	0.2	0.2

Total Stockholders’ Equity	458.8	439.6	448.5

Total Capitalization	951.9	940.9	946.3

Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,578.9	$1,509.0	$1,540.3

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions) (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net Income	$26.9	$21.6
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	46.9	44.5
Deferred Tax Provision	6.4	5.5
Changes in Working Capital Items:
Accounts Receivable	15.2	15.7
Accrued Revenue	14.3	12.3
Exchange Gas Receivable	(17.7)	(5.6)
Regulatory Liabilities	11.3	7.6
Accounts Payable	(17.2)	(3.7)
Other Changes in Working Capital Items	0.3	2.7
Deferred Regulatory and Other Charges	(8.3)	(8.0)
Other, net	4.6	3.3

Cash Provided by Operating Activities	82.7	95.9

Investing Activities:
Property, Plant and Equipment Additions	(82.5)	(81.5)

Cash (Used in) Investing Activities	(82.5)	(81.5)

Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	7.9	(24.2)
Repayment of Long-Term Debt	(4.9)	(20.3)
Net Increase in Exchange Gas Financing	16.4	5.2
Decrease in Capital Lease Obligations	(0.1)	(0.1)
Dividends Paid	(18.9)	(17.5)
Proceeds from Issuance of Common Stock	0.8	45.3

Cash Provided by (Used in) Financing Activities	1.2	(11.6)

Net Increase in Cash and Cash Equivalents	1.4	2.8
Cash and Cash Equivalents at Beginning of Period	6.5	6.0

Cash and Cash Equivalents at End of Period	$7.9	$8.8

Supplemental Cash Flow Information:
Interest Paid	$17.7	$17.9
Income Taxes Paid	$1.2	$1.4
Payments on Capital Leases	$0.1	$0.2
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$5.4	$4.2
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.2	$0.9
(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2022
Balance at July 1, 2022	$334.1	$130.0	$464.1
Net Income		0.5	0.5
Dividends on Common Shares ($0.39 per share)		(6.3)	(6.3)
Stock Compensation Plans	0.1		0.1
Issuance of 4,506 Common Shares	0.2		0.2

Balance at September 30, 2022	$334.4	$124.2	$458.6

Three Months Ended September 30, 2021
Balance at July 1, 2021	$286.8	$113.8	$400.6
Net Income		—	—
Dividends on Common Shares ($0.38 per share)		(6.0)	(6.0)
Stock Compensation Plans	0.1		0.1
Issuance of 925,493 Common Shares	44.7		44.7

Balance at September 30, 2021	$331.6	$107.8	$439.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(Millions, except number of shares)
(UNAUDITED)

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income		26.9	26.9
Dividends on Common Shares ($1.17 per share)		(18.9)	(18.9)
Stock Compensation Plans	1.5		1.5
Issuance of 14,369 Common Shares	0.8		0.8

Balance at September 30, 2022	$334.4	$124.2	$458.6

Nine Months Ended September 30, 2021
Balance at January 1, 2021	$285.3	$103.7	$389.0
Net Income		21.6	21.6
Dividends on Common Shares ($1.14 per share)		(17.5)	(17.5)
Stock Compensation Plans	1.0		1.0
Issuance of 936,512 Common Shares	45.3		45.3

Balance at September 30, 2021	$331.6	$107.8	$439.4

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
subsidiary.
Basis of Presentation -
The ac
companyi
ng unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form
10-Q
and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form
10-K
for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on February 1, 2022, for a description of the Company’s Basis of Presentation.

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
In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2022
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$42.5	$8.8	$51.3
Commercial and Industrial	30.2	17.8	48.0
Other	5.1	0.8	5.9

Total Billed and Unbilled Revenue	77.8	27.4	105.2
Rate Adjustment Mechanism Revenue	(2.1)	7.1	5.0

Total Electric and Gas Operating Revenues	$75.7	$34.5	$110.2

	Three Months Ended September 30, 2021
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$35.0	$7.9	$42.9
Commercial and Industrial	26.8	14.4	41.2
Other	3.2	0.8	4.0

Total Billed and Unbilled Revenue	65.0	23.1	88.1
Rate Adjustment Mechanism Revenue	0.5	9.5	10.0

Total Electric and Gas Operating Revenues	$65.5	$32.6	$98.1

	Nine Months Ended September 30, 2022
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$125.5	$72.4	$197.9
Commercial and Industrial	86.9	110.5	197.4
Other	14.3	7.7	22.0

Total Billed and Unbilled Revenue	226.7	190.6	417.3
Rate Adjustment Mechanism Revenue	(7.5)	(8.1)	(15.6)

Total Electric and Gas Operating Revenues	$219.2	$182.5	$401.7

	Nine Months Ended September 30, 2021
Electric and Gas Operating Revenues ($ millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$104.0	$60.5	$164.5
Commercial and Industrial	78.2	86.2	164.4
Other	6.9	7.6	14.5

Total Billed and Unbilled Revenue	189.1	154.3	343.4
Rate Adjustment Mechanism Revenue	(6.9)	(3.0)	(9.9)

Total Electric and Gas Operating Revenues	$182.2	$151.3	$333.5

Fi
tchbu
rg is subject to revenue decoupling. As of June1, 2022, Unitil Energy is subject to decoupling. As of August 1, 2022, the New Hampshire division of Northern Utilities also is subject to decoupling. Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recorded as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases that the Company files with the Massachusetts Department of Public Utilities (MDPU) and the New Hampshire Public Utilities Commission

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
months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2022, September 30, 2021 and December 31, 2021, the Unitil subsidiaries had deposited
$4.8 million, $5.7 million and $2.7 million, respectively to satisfy their
ISO-NE
obligations.
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
The Allowance for Doubtful Accounts as of September 30, 2022, September 30, 2021 and December 31, 2021, was as follows:

($ millions)
	September 30,		December 31,
	2022	2021	2021
Allowance for Doubtful Accounts	$2.4	$4.3	$3.3

Accounts Receivable, Net includes $2.4 million, $4.2 million, and $3.1 million of the Allowance for Doubtful Accounts at September 30, 2022, September 30, 2021 and December
31, 2021, respectively.

Unbilled Revenues
, net (a component of Accrued Revenue) includes less than $0.1 million, $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at September 30, 2022, September 30, 2021 and December 31, 2021, respectively.

Accrued Revenue -
Accrued Revenue
includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2022, September 30, 2021 and December 31, 2021.

	September 30,		December 31,
Accrued Revenue ($ millions)	2022	2021	2021
Regulatory Assets – Current	$44.0	$30.6	$47.4
Unbilled Revenues, net	2.9	8.0	13.8

Total Accrued Revenue	$46.9	$38.6	$61.2

Exchange Gas Receivable -
Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2022, September 30, 2021 and December 31, 2021.

	September 30,		December 31,
Exchange Gas Receivable ($ millions)	2022	2021	2021
Northern Utilities	$23.1	$9.7	$6.7
Fitchburg	2.0	0.8	0.7

Total Exchange Gas Receivable	$25.1	$10.5	$7.4

Gas Inventory
- The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of September 30, 2022, September 30, 2021 and December 31, 2021.

	September 30,		December 31,
Gas Inventory ($ millions)	2022	2021	2021
Natural Gas	$1.1	$0.4	$0.5
Propane	0.4	0.4	0.4
Liquefied Natural Gas & Other	0.2	0.1	0.1

Total Gas Inventory	$1.7	$0.9	$1.0

Utility Plant -
The cost
of
addition
s to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2022, September 30, 2021 and December 31, 2021, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $115.4 million, $108.2 million, and $107.5 million, respectively.

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
As of September 30, 2022, September 30, 2021 and December 31, 2021, the Company has recorded $5.8 million, $9.5 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following ($ millions)	2022	2021	2021
Retirement Benefits	$87.4	$107.0	$86.4
Energy Supply and Other Rate Adjustment Mechanisms	40.9	27.3	44.1
Deferred Storm Charges	2.7	3.4	3.3
Environmental	4.5	4.8	4.6
Income Taxes	2.0	2.8	2.6
Other Deferred Charges	12.0	17.7	15.3

Total Regulatory Assets	149.5	163.0	156.3
Less: Current Portion of Regulatory Assets (1)	44.0	30.6	47.4

Regulatory Assets – noncurrent	$105.5	$132.4	$108.9

(1)	Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following ($ millions)	2022	2021	2021
Income Taxes (Note 8)	$42.1	$44.6	$44.3
Rate Adjustment Mechanisms	16.6	11.3	7.7
Other	—	0.1	0.1

Total Regulatory Liabilities	58.7	56.0	52.1
Less: Current Portion of Regulatory Liabilities	20.8	13.1	9.5

Regulatory Liabilities – noncurrent	$37.9	$42.9	$42.6

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2022 are $5.8 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the C ompany
’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.
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
Fitchburg has entered into power purchase agreements for which contingencies exist (see Note 6, Regulatory Matters—Fitchburg—Massachusetts Request for Proposal (RFPs)). Until these contingencies are satisfied, these contracts will not qualify for derivative accounting. The Company believes that the power purchase obligations under these long-term contracts will have a material effect on the contractual obligations of Fitchburg.
Investments in Marketable Securities
-
The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s SERP (See additional discussion of the SERP in Note 9).
At September 30, 2022, September 30, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.6 million, $5.6 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense,
Net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Money Market Funds	$5.6	$5.6	$5.7

Total Marketable Securities	$5.6	$5.6	$5.7

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
At September 30, 2022, September 30, 2021 and December 31, 2021, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.6 million, $0.5 million and $0.6 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense,
Net.

	September 30,		December 31,
Fair Value of Marketable Securities ($ millions)	2022	2021	2021
Equity Funds	$0.5	$0.1	$0.2
Money Market Funds	0.1	0.4	0.4

Total Marketable Securities	$0.6	$0.5	$0.6

Energy Supply Obligations -
The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance
Sheets.

	September 30,		December 31,
Energy Supply Obligations ($ millions)	2022	2021	2021
Current:
Exchange Gas Obligation	$23.1	$9.7	$6.7
Renewable Energy Portfolio Standards	6.7	6.4	7.8

Total Energy Supply Obligations	$29.8	$16.1	$14.5

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
Power Supply Contract Divestitures -
Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of September 30, 2022, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs. The obligations for prior periods related to these divestitures are recorded in Energy Supply Obligations on the Company’s Consolidated Balance Sheets with a corresponding regulatory asset recorded in Accrued Revenue.
Subsequent Events -
Th
e Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.
NOTE 2 - DIVIDENDS DECLARED PER
SHARE

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/26/22	11/28/22	11/14/22	$0.39
07/27/22	08/26/22	08/12/22	$0.39
04/27/22	05/27/22	05/13/22	$0.39
01/26/22	02/25/22	02/11/22	$0.39
10/27/21	11/29/21	11/15/21	$0.38
07/28/21	08/27/21	08/13/21	$0.38
04/28/21	05/28/21	05/14/21	$0.38
01/27/21	02/26/21	02/12/21	$0.38

NOTE 3 - SEGMENT INFORMATION
The following table provides significant segment financial data for the three and nine months ended September 30, 2022 and September 30,
2021:

	Electric	Gas	Non- Regulated	Other	Total
Three Months Ended Sept. 30, 2022 ($ millions)
Revenues:
Billed and Unbilled Revenue	$77.8	$27.4	$—	$—	$105.2
Rate Adjustment Mechanism Revenue	(2.1)	7.1	—	—	5.0
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$75.7	$34.5	$—	$—	$110.2

Segment Profit (Loss)	5.9	(5.3)	—	(0.1)	0.5
Capital Expenditures	8.3	28.9	—	—	37.2

Three Months Ended Sept. 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$65.0	$23.1	$—	$—	$88.1
Rate Adjustment Mechanism Revenue	0.5	9.5	—	—	10.0
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$65.5	$32.6	$—	$—	$98.1

Segment Profit (Loss)	4.4	(4.1)	—	(0.3)	—
Capital Expenditures	10.1	28.5	—	0.4	39.0

Nine Months Ended Sept. 30, 2022 ($ millions)
Revenues:
Billed and Unbilled Revenue	$226.7	$190.6	$—	$—	$417.3
Rate Adjustment Mechanism Revenue	(7.5)	(8.1)	—	—	(15.6)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$219.2	$182.5	$—	$—	$401.7

Segment Profit (Loss)	13.2	14.5	—	(0.8)	26.9
Capital Expenditures	22.5	59.9	—	0.1	82.5
Segment Assets	590.9	967.5	—	20.5	1,578.9

Nine Months Ended Sept. 30, 2021 ($ millions)
Revenues:
Billed and Unbilled Revenue	$189.1	$154.3	$—	$—	$343.4
Rate Adjustment Mechanism Revenue	(6.9)	(3.0)	—	—	(9.9)
Other Operating Revenue – Non-Regulated	—	—	—	—	—

Total Operating Revenues	$182.2	$151.3	$—	$—	$333.5

Segment Profit	10.7	12.1	0.1	(1.3)	21.6
Capital Expenditures	28.8	51.7	—	1.0	81.5
Segment Assets	583.6	906.2	—	19.2	1,509.0

NOTE 4 - DEBT AND FINANCING ARRANGEMENTS
Details on long-term debt at September 30, 2022, September 30, 2021 and December 31, 2021 are shown below:

($ millions)	September 30,		December 31,
	2022	2021	2021
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	1.5	3.0	1.5
6.96% Senior Secured Notes, Due September 1, 2028	12.0	14.0	14.0
8.00% Senior Secured Notes, Due May 1, 2031	13.5	15.0	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	6.0	10.0	6.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	8.4	9.6	9.6
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.3	4.5	4.5

Total Long-Term Debt	504.7	515.1	509.6
Less: Unamortized Debt Issuance Costs	3.4	3.7	3.6

Total Long-Term Debt, net of Unamortized Debt Issuance Costs	501.3	511.4	506.0
Less: Current Portion	8.2	10.1	8.2

Total Long-term Debt, Less Current Portion	$493.1	$501.3	$497.8

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
value.

($ millions)	September 30,		December 31,
	2022	2021	2021
Estimated Fair Value of Long-Term Debt	$458.3	$598.2	$584.9

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the “Credit Facility”), which amended and restated in its entirety the prior credit facility. Unitil may borrow under the Credit Facility until September 29, 2027, subject to two one-year
extensions under certain circumstances. The Credit Facility terminates and all amounts outstanding thereunder are due and payable on September 29, 2027, subject to the potential extension discussed in the prior sentence.
The Credit Facility has a borrowing limit of $200 million, which includes a $25 million sublimit for the issuance of standby letters of credit. Unitil may increase the borrowing limit under the Credit Facility by up to $75 million under certain circumstances. The Credit Facility generally provides Unitil with the ability to elect that borrowings under the Credit Facility bear interest under several options, including a daily fluctuating rate equal to (a) the forward-looking secured overnight financing rate (as administered by the Federal Reserve Bank of New York) term rate with a term equivalent to one month beginning on that date, plus (b) 0.1000%, plus (c) a margin of 1.125% to 1.375% (based on Unitil’s credit rating). As of the close of business on September 29, 2022, Unitil’s aggregate borrowings under the Credit Facility were approximately $65.5 million at an interest rate per annum of approximately 4.272% (which interest rate was based on the lowest end of the margin range discussed above).
The Company uses the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $214.0 million for the nine months ended September 30, 2022. Total gross repayments were $206.1 million for the nine months ended September 30, 2022. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2022 and the prior credit facility as of September 31, 2021 and December 31,
2021:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2022	2021	2021
Limit	$200.0	$120.0	$120.0
Short-Term Borrowings Outstanding	72.0	30.5	64.1

Available	$128.0	$89.5	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2022, September 30, 2021 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility or the prior credit facility, as applicable, in effect on those dates.
The average interest rates on all short-term borrowings and intercompany money pool transactions were 3.6% and 1.2% for the three months ended September 30, 2022 and September 30, 2021, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 2.4% and 1.2% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2021 was 1.2%.
Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State currently are rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State currently are rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.
Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $23.4 million, $9.7 million and $8.3 million of gas obligations at September 30, 2022, September 30, 2021 and December 31, 2021, respectively, related to these asset management agreements. The amount of gas released in September 2022 and payable in October 2022 is $0.3 million and is recorded in Accounts Payable at September 30, 2022. The amount of gas released in September 2021 and payable in October 2021 was $0.1 million and was recorded in Accounts Payable at September 30, 2021. The amount of gas released in December 2021 and payable in January 2022 was $1.6 million and was recorded in Accounts Payable at December 31, 2021.
Guarantees
The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2022, there were approximately $1.6 million of guarantees outstanding with a duration less than one year.
Leases
Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.
Total rental expense under operating leases charged to operations for the three months ended September 30, 2022 and 2021 amounted to $0.5 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2022 and 2021 amounted to $1.4 million and $1.4 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations ($ millions)	2022	2021	2021
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.6	$1.6	$1.6
Other Noncurrent Liabilities (long-term portion)	3.0	3.5	3.1

Total Operating Lease Obligations	$4.6	$5.1	$4.7

Capital Lease Obligations:
Other Current Liabilities (current portion)	$0.1	$0.2	$0.1
Other Noncurrent Liabilities (long-term portion)	0.1	0.2	0.2

Total Capital Lease Obligations	$0.2	$0.4	$0.3

Total Lease Obligations	$4.8	$5.5	$5.0

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2022 and September 30, 2021 was $1.4 million and $1.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.
Assets under capital leases amounted to approximately $0.6 million, $0.7 million and $0.7 million as of September 30, 2022, September 30, 2021 and December 31, 2021, respectively, less accumulated amortization of $0.3 million, $0.3 million and $0.3 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.
The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2022. The payments for operating leases consist of $1.6 million of current operating lease obligations, which are included in Other Current Liabilities and $3.0 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2022. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.1 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of
September 30,
2022.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
Rest of 2022	$457	$36
2023	1,655	114
2024	1,325	59
2025	759	26
2026	456	6
2027-2031	291	3

Total Payments	4,943	244

Less: Interest	329	9

Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,614	$235

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2022, the weighted average remaining lease term is 3.4 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.7%. As of September 30, 2021, the weighted average remaining lease term was 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.0%.

NOTE 5 – COMMON STOCK AND PREFERRED STOCK
Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”
The

Company had
16,039,141
,
15,971,962
and
15,977,766
shares of common stock outstanding at September 30, 2022, September 30, 2021 and December 31, 2021, respectively.
Dividend Reinvestment and Stock Purchase Plan -
During the first nine months of 2022, the Company sold 14,369 shares of its common stock, at an average price of $52.35 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $752,200. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.
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
On January 25, 2022, 36,770 Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.7 million. There were 72,428 and 57,408 non-vested
shares under the Stock Plan as of September 30, 2022 and 2021, respectively. The weighted average grant date fair value of these shares was $47.46 and $49.61, respectively. The compensation expense associated with the issuance of shares under the Stock Plan is being recognized over the vesting period and was $1.9 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was approximately $0.9 million of total unrecognized compensation cost under the Stock Plan which is expected to be recognized over approximately 2.7 years. During the nine months ended September 30, 2022 there were zero restricted shares forfeited and zero restricted shares cancelled under the Stock Plan.
Restricted Stock Units
Non-management
members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2022 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2021	49,182	$41.67
Restricted Stock Units Granted	—	—
Dividend Equivalents Earned	932	$53.60
Restricted Stock Units Settled	(10,236)	$51.28

Restricted Stock Units as of September 30, 2022	39,878	$39.48

There were 44,224 Restricted Stock Units outstanding as of September 30, 2021 with a weighted average stock price of $41.49. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2022, September 30, 2021 and December 31, 2021 is $0.8 million, $0.8 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.
Preferred Stock
There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2022, September 30, 2021 and December 31, 2021. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended September 30, 2022 and September 30, 2021, respectively.
NOTE 6 - REGULATORY MATTERS
UNITIL’S REGULATORY MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2022.
Rate Case Activity
Northern Utilities - Base Rates - Maine
-
On March 26, 2020, the MPUC approved an increase to base revenue of $3.6 million, a 3.6% increase over the Company’s test year operating revenues, effective April 1, 2020. The order approved a Return on Equity of 9.48%, and a hypothetical capital structure of 50% equity and 50% debt. As part of the order and increase in base revenue, the MPUC provided for recovery of some, but not all, of the Company’s implementation costs associated with its customer information system pending the completion of an investigation, including a third-party audit. On March 9, 2021, the MPUC opened a new docket to investigate the amount of customer information system costs that will be allowed in rates. On January 27, 2022, the Company and the Maine Office of the Public Advocate filed a stipulation in this docket. The stipulation includes no finding of imprudence or asset disallowance. The terms of the stipulation provide for recovery of the revenue requirement related to the Company’s customer information system in base rates starting November 1, 2022, which coincides with the timing of the Company’s winter cost of gas rate change. On February 9, 2022, the MPUC approved the stipulation. On September 30, 2022, the Company filed revised distribution rates to recover the annual revenue requirement of $0.6 million for effect November 1, 2022.

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
Northern Utilities - Base Rates - New Hampshire
-
On July 20, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on August 2, 2021 by Northern Utilities. The Order approves a comprehensive Settlement Agreement between the Company, the New Hampshire DOE (DOE), and the Office of the Consumer Advocate (OCA). As provided in the Settlement Agreement, in addition to authorizing an increase to permanent distribution rates of $6.1 million, effective August 1, 2022, the Order (1) approves a revenue decoupling mechanism and (2) allows for a step adjustment effective September 1, 2022 covering the additional revenue requirement resulting from changes in Net Plant in Service associated with non-growth
investments for the period January 1, 2021, through December 31, 2021. On June 8, 2022, the Company filed for its first step increase of approximately $1.6 million of annual revenue, for rates effective as of September 1, 2022, to recover eligible 2021 capital investments. On August 31, 2022, the NHPUC approved the Company’s filing. The increase in permanent rates will be reconciled back to October 1, 2021, the effective date of temporary rates previously approved in this docket. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of 9.3% and a capital structure reflecting 52% equity and 48% long-term debt. In light of the Step Adjustment, the Company shall not file a distribution rate case with the Commission before January 1, 2024 (the
“Stay-Out
Period”). However, during the term of the
Stay-Out
Period, the Company will be allowed to adjust distribution rates upward or downward resulting from a singular (not collective) exogenous event that exceeds $200,000.
Unitil Energy - Base Rates
- On May 3, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on April 2, 2021 by Unitil Energy. The Order approves, in part, a comprehensive Settlement Agreement between the Company, the New Hampshire DOE, the OCA, the New Hampshire Department of Environmental Services, Clean Energy New Hampshire, and ChargePoint, Inc. In addition to authorizing an increase to permanent distribution rates of $6.3 million, effective June 1, 2022, the Order approves the following components of the Settlement Agreement: (1) a multi-year rate plan, (2) a revenue decoupling mechanism,
(3) time-of-use
rates, (4) resiliency programs to support the Company’s commitment to reliability, and (5) other rate design and tariff changes. On May 10, 2022, the Company filed a request for clarification with the NHPUC to clarify that the authorized revenue requirement should exclude expenses related to the Company’s proposed Arrearage Management Program (AMP), which was not approved in the Order. On May 12, 2022, the Commission issued an Order, which clarified that because the Company will not incur the expenses associated with the AMP, those costs should be removed from the revenue requirement, and that the adjusted increase of $5.9 million will result in reasonable rates. The increase in permanent rates was reconciled back to June 1,

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
On November 2, 2020, Fitchburg filed its cumulative revenue requirement of $1.4 million associated with its 2019 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2021, subject to further investigation and reconciliation. On June 15, 2021, final approval of the filing was issued
.
On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation. On June 24, 2022, the MDPU issued an Order approving the Company’s filing.
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
On September 22, 2022, Fitchburg filed a petition with the MDPU to adjust its base distribution rates by $0.7 million effective January 1, 2023 to recover costs due to the exogenous event described below. The filing also includes a request to recover the exogenous costs incurred from July 2021 through December 2022 through a reconciling mechanism over a 24 month period, beginning January 1, 2023. The Massachusetts Department of Revenue has determined that the “net book value” or “NBV” of utility plant is no longer the basis of valuation for utility property. Most of the municipalities that levy property taxes on Unitil have adopted a hybrid valuation approach that increases property tax expense over and above what it would be if NBV was used as the basis of valuation. The change in valuation is a regulatory change that is outside the Company’s control and it uniquely affects the electric and gas industries, thus it is an exogenous event. As of September 30, 2022, the Company has deferred $1.5 million related this exogenous event and believes recovery of this amount is probable. This matter remains pending.
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

In its September 22, 2022 exogenous cost filing as discussed above, the Company also requested to adjust its gas base distribution rates by $0.7 million effective March 1, 2023 to recover these exogenous costs. The filing also includes a request to recover the exogenous costs incurred from July 2021 through February 2023 through a reconciling mechanism over a 24 month period, beginning March 1, 2023. This matter remains pending.
Fitchburg - Gas System Enhancement Program
-
Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking filing submitted on October
29
, 202
1
 requested recovery of approximately $3.3 million, and received final approval on April 2
8
, 202
2
, effective May 1, 202
2
. The Company’s most recent forward-looking filing, filed on October
31
, 202
2
, requested recovery of approximately $4.5 million. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.
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
On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On July 28, 2022, Granite State filed its second limited Section 4 rate adjustment, for an annual revenue increase of $0.3 million, effective September 1, 2022. On August 19, 2022, the FERC approved this filing.
Other Matters
Unitil Energy - Proposal to Construct Utility-Scale Solar Facility
- On October 31, 2022, Unitil Energy submitted a petition to the NHPUC for review of Unitil Energy’s proposal to construct, own, and operate a 4.99 MW utility-scale photovoltaic generating facility. The Company has requested a finding from the NHPUC within six months of the filing date that the project, as proposed, is in the public interest. This matter is subject to review by the NHPUC and remains pending.
Fitchburg - Grid Modernization
- On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan, which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. On October 7, 2022, the MDPU issued a “Track 1” Order approving a budget cap of $9.1 million through 2025 for previously deployed or preauthorized grid modernization investments. Unitil had requested a budget of $9.8 million through 2025 for such investments. The MDPU will issue a “Track 2” Order addressing new grid modernization investments at a later time.
Fitchburg - Grid Modernization Cost Recovery Factor
- On April 15, 2022, Fitchburg filed its Grid Modernization Factor (GMF) rate adjustment and reconciliation filing pursuant to the Company’s proposed GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018- 2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of
$0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation.

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
GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources. Following an active stakeholder process, on March 18, 2022, Consultant Reports on decarbonization pathways, regulatory designs and stakeholder engagement were submitted to the MDPU. Also on March 18, 2022, the LDCs, including Fitchburg, submitted proposals to the MDPU that include the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Consultant Reports. The MDPU held a technical session on the Consultant Report on March 30, 2022 and a technical session on the LDC proposals on April 15, 2022. Discovery by the MDPU is complete, and the LDCs responded to stakeholder comments on July 29, 2022. Final comments from stakeholders replying to the LDCs’ comments and making any other final remarks for the MDPU’s consideration were filed on October 14, 2022.
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
Fitchburg - Massachusetts Request for Proposals (RFPs)
-
Pursuant to a comprehensive energy law enacted in 2016, “An Act to Promote Energy Diversity,” (the Act) under Section 83C, the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly solicit proposals for long-term contracts for at least 400 MW of offshore wind energy generation by June 30, 2017, as part of a total of 1,600 MW of offshore wind the EDCs are directed to procure by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Unitil’s pro rata share of these contracts is approximately 1%.
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
NOTE 7 – ENVIRONMENTAL MATTERS
UNITIL’S ENVIRONMENTAL MATTERS ARE DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS IN ITEM 8 OF PART II OF UNITIL CORPORATION’S FORM
10-K
FOR DECEMBER 31, 2021 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 1, 2022.
The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2022, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities submitted the review in January 2022, and the NH DES directed that soil treatability studies as part of a Remedial Action Plan (RAP) be developed in June 2022. The Company anticipates submittal of these studies and RAP later in
the fourth quarter of 2022. In anticipation of the NH DES acceptance of the RAP and subsequent request for project design, the Company has accrued $0.8 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations.

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
Unitil Energy - Kensington Distribution Operations Center
-
Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation (SSI) and identify whether there is a need to conduct further investigation or remedial actions. Unitil Energy began the SSI in December 2021 with the NH DES extending the SSI scope in June 2022 to further delineate potential impacts. Unitil Energy completed the field portion of the SSI in September 2022 with the submittal of a report to the NH DES anticipated in the fourth quarter of 2022.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2022 and 2021.

Environmental Obligations ($ millions)
	September 30,
	2022	2021
Total Balance at Beginning of Period	$2.7	$2.1
Additions	0.4	0.6
Less: Payments / Reductions	0.3	0.3

Total Balance at End of Period	2.8	2.4

Less: Current Portion	0.6	0.7

Noncurrent Balance at End of Period	$2.2	$1.7

NOTE 8: INCOME TAXES
The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	Nine Months Ended September 30,
	2022	2021
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(6)	(3)

Effective Income Tax Rate	21%	24%
Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at September 30, 2022 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition,
settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2021; December 31, 2020; and December 31, 2019.
Income tax filings for the year ended December 31, 2021 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2021, which were filed with the IRS in October 2022, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $2.4 million and has approximatel
y
$5.8
million of NOLC assets available to offset 2022 taxable income. In addition, at September 30, 2022, the Company had
$1.0 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law. The CARES Act included several tax changes as part of its economic package. These changes principally related to expanded Net Operating Loss carryback periods, increases to interest deductibility limitations, and accelerated Alternative Minimum Tax refunds. Additionally, the CARES Act enacted the Employee Retention Credit (ERC) to incentivize companies to retain employees. The ERC is a
50
% credit on employee wages for employees that are retained and cannot perform their job duties at
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
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA includes new taxes on corporations, such as the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI) and applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extends and modifies certain tax incentives for investments in clean and renewable energy projects.
The Company has evaluated each of the CARES, CAA, ARPA, and IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of September 30, 2022.
In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of September 30, 2022, the Company flowed back $5.4 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.
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

The following table includes the key weighted average assumptions used in determining the Company’s benefit plan costs and obligations:

Used to Determine Plan Costs	2022	2021
Discount Rate	2.85%	2.50%
Rate of Compensation Increase	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%
Health Care Cost Trend Rate Assumed for Next Year	6.20%	6.60%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029
The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
Three Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service Cost	$792	$868	$723	$759	$69	$89
Interest Cost	1,372	1,250	798	685	118	114
Expected Return on Plan Assets	(2,722)	(2,422)	(853)	(627)	—	—
Prior Service Cost Amortization	89	76	273	302	14	14
Actuarial Loss Amortization	1,376	2,021	255	260	196	372

Sub-total	907	1,793	1,196	1,379	397	589
Amounts Capitalized and Deferred	(345)	(944)	(655)	(904)	(117)	(178)

Net Periodic Benefit Cost Recognized	$562	$849	$541	$475	$280	$411

	Pension Plan		PBOP Plan		SERP
Nine Months Ended September 30,	2022	2021	2022	2021	2022	2021
Service Cost	$2,374	$2,604	$2,167	$2,275	$205	$266
Interest Cost	4,114	3,752	2,396	2,055	354	343
Expected Return on Plan Assets	(8,162)	(7,268)	(2,561)	(1,881)	—	—
Prior Service Cost Amortization	267	226	819	906	42	42
Actuarial Loss Amortization	4,130	6,065	765	784	595	1,117

Sub-total	2,723	5,379	3,586	4,139	1,196	1,768
Amounts Capitalized and Deferred	(810)	(2,544)	(1,788)	(2,358)	(354)	(534)

Net Periodic Benefit Cost Recognized	$1,913	$2,835	$1,798	$1,781	$842	$1,234

Employer Contributions
As of September 30, 2022, the Company had made $3.8 million and $2.0 million of contributions to its Pension Plan and PBOP Plan, respectively, in 2022. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension and PBOP Plans in 2022 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.
As of September 30, 2022, the Company had made $0.5 million of benefit payments under the SERP Plan in 2022. The Company presently anticipates making an additional $0.1 million of benefit payments under the SERP Plan in 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (above).

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2022 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2022.

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

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/22 – 7/31/22	—	—	—	$587,000
8/1/22 – 8/31/22	—	—	—	$587,000
9/1/22 – 9/30/22	—	—	—	$587,000

Total	—	—	—

Item 5. Other Information

On November 1, 2022, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2022. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference
4.1*	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.2	Second Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.3	Second Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

10.1*	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 1, 2022 Announcing Earnings For the Quarter Ended September 30, 2022.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

*

Each of these exhibits includes Schedule 2.01 (Commitments and Applicable Percentages). In accordance with Item 601(a)(5) of Regulation S-K, the Registrant has omitted all other schedules and exhibits. Each exhibit’s table of contents includes a brief description of the subject matter of all schedules and exhibits, including the omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 1, 2022	/s/ Robert B. Hevert
Robert B. Hevert
Chief Financial Officer

Date: November 1, 2022	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Accounting Officer