Form 10-K
period 2022-12-31
UNITIL CORP
filed 2023-02-14
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whet her the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing price of the registrant’s common stock on June 30, 2022, the aggregate market value of common stock held by non-affiliates of the registrant was $926,712,766.

The number of shares of the registrant’s common stock outstanding was 16,082,501 as of February 10, 2023.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 26, 2023 are incorporated by reference into Part III of this Report.

UNITIL CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 195,600 customers throughout its service territories in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities: i) Unitil Energy, which provides electric service in the southeastern seacoast and state capital regions of New Hampshire, including the capital city of Concord, ii) Fitchburg, which provides both electric and natural gas service in the greater Fitchburg area of north central Massachusetts, and iii) Northern Utilities, which provides natural gas service in southeastern New Hampshire and portions of southern and central Maine, including the city of Portland, which is the largest city in northern New England. In addition, Unitil is the parent company of Granite State, an interstate natural gas transmission pipeline company that provides interstate natural gas pipeline access and transportation services to Northern Utilities in its New Hampshire and Maine service territory. Together, Unitil’s three distribution utilities serve approximately 108,100 electric customers and 87,500 natural gas customers.

	Customers Served as of December 31, 2022
	Residential	Commercial & Industrial (C&I)	Total
Electric:
Unitil Energy	66,500	11,300	77,800
Fitchburg	26,200	4,100	30,300
Total Electric	92,700	15,400	108,100
Natural Gas:
Northern Utilities	54,300	16,900	71,200
Fitchburg	14,600	1,700	16,300
Total Natural Gas	68,900	18,600	87,500
Total Customers Served	161,600	34,000	195,600

Unitil had an investment in Net Utility Plant of $1,331.7 million at December 31, 2022. The Company’s total operating revenue was $563.2 million in 2022. Unitil’s operating revenue is substantially derived from regulated electric and natural gas distribution utility operations. A fifth utility subsidiary, Unitil Power, formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. In connection with the implementation of electric industry restructuring in New Hampshire, on May 1, 2003 Unitil Power ceased being the wholesale supplier of Unitil Energy and divested its long-term power supply contracts through the sale of the entitlements to the electricity associated with various electric power supply contracts it had acquired to serve Unitil Energy’s customers. In the period since, Unitil Power continued to flow revenues and expenses from remaining contracts to Unitil Energy under the Amended Unitil System Agreement. The last of those contracts expired October 31, 2020, and the Company no longer has material revenues or expenses associated with those contracts.

Unitil has three other wholly-owned non-utility subsidiaries: Unitil Service, Unitil Realty, and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology and energy supply management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary which currently does not have any activity. For segment information relating to each segment’s revenue, earnings and assets, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report. All of the Company’s revenues are attributable to customers in the United States of America and all its long-lived assets are located in the United States of America.

OPERATIONS

Electric Distribution Utility Operations

Unitil’s electric distribution operations are conducted through two of the Company’s utilities, Unitil Energy and Fitchburg. Revenue from Unitil’s electric utility operations was $297.9 million in 2022, which represents about 53% of Unitil’s total operating revenue. The Company’s GAAP Electric Gross Margin was $73.4 million in 2022. The Company’s Electric Adjusted Gross Margin (a non-GAAP financial measure) was $98.8 million in 2022, or 41% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

The primary business of Unitil’s electric utility operations is the local distribution of electricity to customers in its service territory in New Hampshire and Massachusetts. All of Unitil Energy’s and Fitchburg’s electric customers are entitled to purchase their supply of electricity from third-party competitive suppliers, while Unitil Energy and Fitchburg remain their electric distribution company. Both Unitil Energy and Fitchburg supply electricity to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with electricity supply being recovered on a pass-through basis under regulated reconciling rate mechanisms that are periodically adjusted.

Unitil Energy distributes electricity to approximately 77,800 customers in New Hampshire in the capital city of Concord as well as parts of 12 surrounding towns, and all or part of 18 towns in the southeastern and seacoast regions of New Hampshire, including the towns of Hampton, Exeter, Atkinson and Plaistow. Unitil Energy’s service territory consists of approximately 408 square miles. Unitil Energy’s service territory encompasses retail and recreation centers for the central and southeastern parts of the state and includes the Hampton Beach recreational area. These areas serve diversified commercial and industrial businesses, including manufacturing firms engaged in the production of electronic components, wire and plastics, as well as firms engaged in the aviation, defense, healthcare and education sectors. Unitil Energy’s 2022 electric operating revenue was $208.9 million, of which approximately 60% was derived from residential sales and 40% from commercial and industrial (C&I) sales.

Fitchburg is engaged in the distribution of both electricity and natural gas in the greater Fitchburg area of north central Massachusetts. Fitchburg’s service territory encompasses approximately 170 square miles. Electricity is distributed by Fitchburg to approximately 30,300 customers in the communities of Fitchburg, Ashby, Townsend and Lunenburg. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, precision machining and molding, non-lethal ballistics manufacturing, specialty chemicals compounding, cannabis growing and processing facilities, printing, and educational institutions. Fitchburg’s 2022 electric operating revenue was $89.0 million, of which approximately 58% was derived from residential sales and 42% from C&I sales.

Natural Gas Operations

Unitil’s natural gas operations include gas distribution utility operations and interstate gas transmission pipeline operations. Revenue from Unitil’s gas operations was $265.3 million in 2022, which represents about 47% of Unitil’s total operating revenue. The Company’s GAAP Gas Gross Margin was $107.6 million in 2022. The Company’s Gas Adjusted Gross Margin (a non-GAAP financial measure) was $143.9 million in 2022, or 59% of Unitil’s total Adjusted Gross Margin. See “Results of Operations” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for a discussion of the non-GAAP financial measures presented in this Annual Report on Form 10-K, including a reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for the periods presented.

Natural Gas Distribution Utility Operations

Unitil’s natural gas distribution operations are conducted through two of the Company’s operating utilities, Northern Utilities and Fitchburg. The primary business of Unitil’s natural gas utility operations is the local distribution of natural gas to customers in its service territories in New Hampshire, Massachusetts and Maine. Northern Utilities’ C&I customers and Fitchburg’s residential and C&I customers are entitled to purchase their natural gas supply from third-party competitive suppliers, while Northern Utilities or Fitchburg remains their gas distribution company. Both Northern Utilities and Fitchburg supply gas to those customers who do not obtain their supply from third-party competitive suppliers, with the approved costs associated with this gas supply recovered on a pass-through basis underregulated reconciling rate mechanisms that are periodically adjusted.

Northern Utilities distributes natural gas to approximately 71,200 customers in 47 New Hampshire and southern Maine communities, from Plaistow, New Hampshire in the south to the city of Portland, Maine and then extending to Lewiston-Auburn, Maine to the north. Northern Utilities has a diversified customer base both in Maine and New Hampshire. Commercial businesses include healthcare, education, government and retail. Northern Utilities’ industrial base includes manufacturers in the auto, housing, paper, printing, textile, pharmaceutical, electronics, wire and food production industries as well as a military installation. Northern Utilities’ 2022 gas operating revenue was $209.1 million, of which approximately 36% was derived from residential firm sales and 64% from C&I firm sales.

Fitchburg distributes natural gas to approximately 16,300 customers in the communities of Fitchburg, Lunenburg, Townsend, Ashby, Gardner and Westminster, all located in Massachusetts. Fitchburg’s industrial customers include paper manufacturing and paper products companies, rubber and plastics manufacturers, cannabis growing and processing facilities, printing, educational institutions. Fitchburg’s 2022 gas operating revenue was $47.8 million, of which approximately 58% was derived from residential firm sales and 42% from C&I firm sales.

Gas Transmission Pipeline Operations

Granite State is an interstate natural gas transmission pipeline company, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to major natural gas pipelines and access to domestic natural gas supplies in the south and Canadian natural gas supplies in the north. Granite State had operating revenue of $8.4 million in 2022. Granite State derives its revenues principally from the transportation services provided to Northern Utilities and to third-party suppliers under FERC-approved rates.

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

Unitil Energy, Fitchburg and Northern Utilities have a well-diversified customer mix and are not dependent on a single customer, or a few customers, for their electric and natural gas sales.

Revenue Decoupling

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes.

The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	43%

Non-Regulated and Other Non-Utility Operations

The results of Unitil’s other non-utility subsidiaries, Unitil Service, Unitil Resources, Unitil Realty, and the holding company, are included in the Company’s consolidated results of operations. The results of these non-utility operations are principally derived from income earned on short-term investments and real property owned for Unitil’s and its subsidiaries’ use and are reported, after intercompany eliminations, in Other segment income. For segment information, see Note 2 (Segment Information) to the Consolidated Financial Statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of this report.

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

Unitil’s distribution utilities deliver electricity and/or natural gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a test year, and to earn a reasonable return on their capital investment in utility assets. In addition, the Company’s distribution utilities and its natural gas transmission pipeline company may recover certain base rate costs, including capital project spending and enhanced reliability and vegetation management programs, through annual step adjustments and cost tracking rate mechanisms. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled.

Also see Note 6 (Energy Supply) and Note 7 (Commitments and Contingencies) to the accompanying Consolidated Financial Statements for additional information regarding rates and regulation.

EMPLOYEES

As of December 31, 2022, the Company and its subsidiaries had 516 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of December 31, 2022, a total of 170 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of December 31, 2022:

	Employees Covered	CBA Expiration
Fitchburg	41	5/31/2027
Northern Utilities NH Division	35	06/07/2025
Northern Utilities ME Division	40	03/31/2026
Granite State	4	03/31/2026
Unitil Energy	41	05/31/2023
Unitil Service - Gas Control	4	3/31/2024
Unitil Service	5	05/31/2023

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

AVAILABLE INFORMATION

The Internet address for the Company’s website is unitil.com. On the Investors section of the Company’s website, the Company makes available, free of charge, its Securities and Exchange Commission (SEC) reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after the Company electronically files such material with, or furnishes such material to, the SEC.

The Company’s current Code of Ethics was approved by Unitil’s Board of Directors on January 15, 2004. This Code of Ethics, along with any amendments or waivers, is also available on Unitil’s website.

Unitil’s common stock is listed on the New York Stock Exchange under the ticker symbol “UTL”.

INVESTOR INFORMATION

Annual Meeting

The Company’s annual meeting of shareholders is scheduled to be held at the offices of the Company, 6 Liberty Lane West, Hampton, New Hampshire, on Wednesday, April 26, 2023, at 11:30 a.m.

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

The operation of the Company’s extensive electric and natural gas systems rely on evolving information and operating technology systems and network infrastructure that are likely to become more complex as new technologies and systems are developed. The Company’s business is highly dependent on its ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex. The failure of these systems and networks could significantly disrupt operations; result in outages and/or damages to the Company’s assets or operations or those of third parties on which it relies; and subject the Company to claims by customers or third parties, any of which could have a material effect on the Company’s financial condition, results of operations, and cash flows.

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

Approximately one-third of the Company’s employees are represented by labor unions and are covered by collective bargaining agreements. Disputes with the unions over terms and conditions of the agreements could result in instability in the Company’s labor relationships and work stoppages that could affect the timely delivery of electricity and natural gas, which could strain relationships with customers and state regulators and cause a loss of revenues. The Company’s collective bargaining agreements also may increase the cost of employing its union workforce, affect its ability to continue offering market-based salaries and employee benefits, limit its flexibility in dealing with its workforce, and limit its ability to change work rules and practices and implement other efficiency-related improvements to successfully compete in today’s challenging marketplace, which may negatively affect the Company’s financial condition and results of operations.

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

The Company’s utility operations are generally subject to extensive federal, state and local environmental laws and regulations relating to air quality, water quality, waste management, natural resources, and the health and safety of the Company’s employees. The Company’s utility operations also may be subject to new and emerging federal, state and local legislative and regulatory initiatives related to climate change or greenhouse gas emissions including the U.S. Environmental Protection Agency’s mandatory greenhouse gas reporting rule. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties and other sanctions; imposition of remedial requirements; and issuance of injunctions to ensure future compliance. Liability under certain environmental laws and regulations is strict, joint and several in nature. Although the Company believes it is in material compliance with all applicable environmental and safety laws and regulations, there is no assurance that the Company will not incur significant costs and liabilities in the future. Moreover, it is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations, including those related to climate change or greenhouse gas emissions, could result in increased environmental compliance costs. The Company has committed to reduce greenhouse gas emissions from 2019 levels by at least 50% by 2030 and to achieve net-zero greenhouse gas emissions by 2050. Unforeseen or changing circumstances could adversely affect the Company's ability to achieve these greenhouse gas emissions goals and changes in the regulatory environment could result in the costs associated with efforts to achieve these goals not qualifying for recovery.

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

The Company’s short-term debt revolving credit facility typically has variable interest rates. Therefore, an increase or decrease in interest rates will increase or decrease the Company’s interest expense associated with its revolving credit facility. An increase in the Company’s interest expense could adversely affect the Company’s financial condition and results of operations. As of December 31, 2021, the Company had approximately $116.0 million in short-term debt outstanding under its revolving credit facility. If the lending counterparties under the Company’s current credit facility are unwilling or unable to meet their funding obligations, the Company may be unable to, or limited in its ability, to borrow under its credit facility. This situation could hinder or prevent the Company from meeting its current and future capital needs, which could correspondingly adversely affect the Company’s financial condition, results or operations, and cash flows.

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

The amount of cash contributions the Company is required to make in respect of its pension and other post-retirement benefit obligations is dependent upon capital market valuations. Adverse changes in capital market valuations could result in the Company being required to make substantial cash contributions in respect to these obligations. These cash contributions could have an adverse effect on the Company’s financial condition, results of operations, and cash flows if the Company is unable to recover such costs in rates or if such recovery is significantly delayed. See section titled Critical Accounting Policies—Retirement Benefit Obligations in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements for a more detailed discussion of the Company’s pension obligations.

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

As of February 14, 2023, the Company’s current effective annualized dividend is $1.62 per share of common stock, payable quarterly. The Company’s Board of Directors reviews Unitil’s dividend policy periodically in light of a number of business and financial factors, including those referred to in this report, and the Company cannot assure the amount of dividends, if any, that may be paid in the future.

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

A significant amount of the Company’s natural gas sales are temperature sensitive. Therefore, mild winter temperatures could decrease the amount of natural gas sold by the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows. The Company’s electric sales also are temperature sensitive, but less so than its natural gas sales. The highest usage of electricity typically occurs in the summer months (due to air conditioning demand) and the winter months (due to heating-related and lighting requirements). Therefore, mild summer temperatures and mild winter temperatures could decrease the amount of electricity sold by the Company, which could adversely affect the Company’s financial condition, results of operations, and cash flows. Also, because of this temperature sensitivity, sales by the Company’s distribution utilities vary from year to year, depending on weather conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, Unitil owned through its natural gas and electric distribution utilities, five utility operating centers located in New Hampshire, Maine and Massachusetts. The Company’s real estate subsidiary, Unitil Realty, owns the Company’s corporate headquarters building and the land on which it is located in Hampton, New Hampshire.

The following tables detail certain of the Company’s electric and natural gas operations properties.

Electric Operations

Description	Unitil Energy	Fitchburg	Total
Primary Transmission and Distribution Pole Miles—Overhead	1,284	450	1,734
Conduit Distribution Bank Miles—Underground	239	69	308
Transmission and Distribution Substations	35	15	50
Transformer Capacity of Transmission and Distribution Substations* (MVA)	470.1	429.4	899.5

* Does not include load served directly from sub-transmission.

Natural Gas Operations

	Northern Utilities
Description	NH	ME	Fitchburg	Granite State	Total
Underground Natural Gas Mains—Miles	579	610	272	—	1,461
Natural Gas Transmission Pipeline—Miles	—	—	—	86	86
Service Pipes	24,638	23,902	11,242	—	59,782

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

The Company’s natural gas operations property includes two liquefied propane gas plants and two liquid natural gas (LNG) plants. Northern Utilities also owns a propane air gas plant and an LNG storage and vaporization facility. Fitchburg owns a propane air gas plant and an LNG storage and vaporization facility, both of which are located on land owned by Fitchburg in north central Massachusetts.

Northern Utilities’ gas mains are primarily made up of polyethylene plastic(83.4%), coated and wrapped cathodically protected steel (15.4%), cast/wrought iron (1.1%), and unprotected bare and coated steel (0.1%). Fitchburg’s gas mains are primarily made up of coated steel (43.9%), bare steel (1.3%), polyethylene plastic (42.2%), cast iron (12.1%) and wrought and ductile iron (0.5%).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “UTL.” As of December 31, 2022, there were 1,193 shareholders of record of our common stock.

Common Stock Data

Dividends per Common Share	2022	2021
1st Quarter	$0.39	$0.38
2nd Quarter	0.39	0.38
3rd Quarter	0.39	0.38
4th Quarter	0.39	0.38
Total for Year	$1.56	$1.52

See “Dividends” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Information regarding securities authorized for issuance under our equity compensation plans, as of December 31, 2022, is set forth in the following table.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	—	143,941
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	143,941

NOTES: (also see Note 5 (Equity) to the accompanying Consolidated Financial Statements)

(1)
Consists of the Second Amended and Restated 2003 Stock Plan (the Plan). On April 19, 2012, shareholders approved the Plan, and a total of 677,500 shares of our common stock were reserved for issuance pursuant to awards of restricted stock, restricted stock units and common stock under the Plan. A total of 503,745 shares of restricted stock have been awarded and 43,764 restricted stock units have been settled and issued as shares of common stock by Plan participants through December 31, 2022. As of December 31, 2022, a total of 13,950 shares of restricted stock were forfeited and once again became available for issuance under the Plan.

Stock Performance Graph

The following graph compares Unitil Corporation’s cumulative stockholder return since December 31, 2017 with the Peer Group index, comprised of the S&P 500 Utilities Index, and the S&P 500 index. The graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2017.

Comparative Five-Year Cumulative Total Returns

Unitil $131
Peer Group $158
S&P 500 $157
$240
$220
$200
$180
$160
$140
$120
$100
$80
2017
2018
2019
2020
2021
2022

NOTE:

(1)
The graph above assumes $100 invested on December 31, 2017, in each category and the reinvestment of all dividends during the five-year period. The Peer Group is comprised of the S&P 500 Utilities Index.

Unregistered Sales of Equity Securities and Uses of Proceeds

There were no sales of unregistered equity securities by the Company for the fiscal period ended December 31, 2022.

Issuer Purchases of Equity Securities

Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted and announced by the Company on May 1, 2022, the Company will periodically repurchase shares of its Common Stock on the open market related to the stock portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $587,000 in value of shares have been purchased or, if sooner, on May 1, 2023.

The Company may suspend or terminate this trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/22 – 10/31/22	9,449	$46.770	9,449	$145,027
11/1/22 – 11/30/22	—	—	—	$145,027
12/1/22 – 12/31/22	—	—	—	$145,027
Total	9,449	$46.770	9,449

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

Unitil’s principal business is the local distribution of electricity and natural gas to approximately 195,600 customers throughout its service territory in the states of New Hampshire, Massachusetts and Maine. Unitil is the parent company of three wholly-owned distribution utilities:

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

Unitil Energy, Fitchburg and Northern Utilities are collectively referred to as the “distribution utilities.” Together, the distribution utilities serve approximately 108,100 electric customers and 87,500 natural gas customers in their service territories. The distribution utilities are local “wires and pipes” operating companies.

In addition, Unitil is the parent company of Granite State, a natural gas transmission pipeline, regulated by the FERC, operating 86 miles of underground gas transmission pipeline primarily located in Maine and New Hampshire. Granite State provides Northern Utilities with interconnection to three major natural gas pipelines and access to North American pipeline supplies.

Unitil had an investment in Net Utility Plant of $1,331.7 million at December 31, 2022. Unitil’s total revenue was $563.2 million in 2022, which includes revenue to recover the approved cost of purchased electricity and natural gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not affected by changes in the cost of purchased electricity and natural gas. Earnings from Unitil’s utility operations are derived from the return on investment in the three distribution utilities and Granite State.

The Company’s other subsidiaries include Unitil Service, which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies, Unitil Resources, the Company’s non-regulated subsidiary, which currently does not have any activity, and Unitil Realty, which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	43%

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

As part of the Offering, the Company granted the underwriters a 30-day option to purchase additional shares. The underwriters exercised the option and purchased an additional 120,000 shares of the Company’s common stock on September 8, 2021. The Company’s net increase to Common Equity and Cash proceeds from the exercise of the option was approximately $5.9 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes. Overall, the results of operations and earnings for the years ended December 31, 2022 and December 31, 2021 reflect the higher number of average shares outstanding.

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

Twelve Months Ended December 31, 2022 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$297.9	$265.3	$—	$563.2
Less: Cost of Sales	(199.1)	(121.4)	—	(320.5)
Less: Depreciation and Amortization	(25.4)	(36.3)	(0.9)	(62.6)
GAAP Gross Margin	73.4	107.6	(0.9)	180.1
Depreciation and Amortization	25.4	36.3	0.9	62.6
Adjusted Gross Margin	$98.8	$143.9	$—	$242.7

Twelve Months Ended December 31, 2021 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$248.5	$224.8	$—	$473.3
Less: Cost of Sales	(151.1)	(91.7)	—	(242.8)
Less: Depreciation and Amortization	(25.9)	(32.6)	(1.0)	(59.5)
GAAP Gross Margin	71.5	100.5	(1.0)	171.0
Depreciation and Amortization	25.9	32.6	1.0	59.5
Adjusted Gross Margin	$97.4	$133.1	$—	$230.5

Twelve Months Ended December 31, 2020 ($ millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$227.2	$191.4	$—	$418.6
Less: Cost of Sales	(134.3)	(68.8)	—	(203.1)
Less: Depreciation and Amortization	(23.8)	(29.8)	(0.9)	(54.5)
GAAP Gross Margin	69.1	92.8	(0.9)	161.0
Depreciation and Amortization	23.8	29.8	0.9	54.5
Adjusted Gross Margin	$92.9	$122.6	$—	$215.5

Electric GAAP Gross Margin was $73.4 million in 2022, an increase of $1.9 million compared to 2021. The increase was driven by higher rates and customer growth of $1.7 million and lower depreciation and amortization expense of $0.5 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.3 million when rates were not yet decoupled.

Electric GAAP Gross Margin was $71.5 million in 2021, an increase of $2.4 million compared to 2020. The increase was driven by higher rates and customer growth of $4.5 million, partially offset by higher depreciation and amortization expense of $2.1 million.

Gas GAAP Gross Margin was $107.6 million in 2022, an increase of $7.1 million compared to 2021. The increase was driven by higher rates of $9.0 million and $1.8 million from customer growth and the favorable effect of colder winter weather in 2022, partially offset by higher depreciation and amortization of $3.7 million.

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

Net Income and EPS Overview

2022 Compared to 2021—The Company’s Net Income was $41.4 million, or $2.59 in Earnings Per Share (EPS), for the year ended December 31, 2022, an increase of $5.3 million in Net Income, or $0.24 in EPS, compared to 2021. The Company’s earnings in 2022 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $98.8 million in 2022, an increase of $1.4 million compared with 2021. The increase was driven by higher rates and customer growth of $1.7 million , partially offset by the unfavorable effect on sales from cooler spring weather of $0.3 million when rates were not yet decoupled.

Electric kilowatt-hour (kWh) sales decreased 1.0% in 2022 compared to 2021. Sales to Residential customers decreased 2.0% and sales to C&I customers decreased 0.3% in 2022 compared to 2021. The decreases in electric kWh sales reflect lower average usage, partially offset by customer growth. As of December 31, 2022, the number of electric customers served increased by approximately 400 over the previous year.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $143.9 million in 2022, an increase of $10.8 million compared to 2021. The increase was driven by higher rates of $9.0 million, and $1.8 million from customer growth and the favorable effect of colder winter weather in 2022.

Gas therm sales increased 1.3% in 2022 compared to 2021. Sales to Residential customers increased 0.5% and sales to C&I customers increased 1.5% in 2022 compared to 2021. The overall increase in gas therm sales reflects customer growth and colder winter weather in 2022. As of December 31, 2022, the number of gas customers served increased by approximately 850 over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 2.6% more Effective Degree Days (EDD) in 2022 compared to 2021, although 5.1% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were essentially unchanged in 2022 compared to 2021.

Operation and Maintenance (O&M) expenses increased $5.0 million in 2022 compared to 2021, reflecting higher labor costs of $1.9 million, higher utility operating costs of $1.6 million, and higher professional fees of $1.5 million.

Depreciation and Amortization expense increased $3.1 million in 2022 compared to 2021, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case costs.

Taxes Other Than Income Taxes increased $1.4 million in 2022 compared to 2021, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.

Interest Expense, Net decreased $0.1 million in 2022 compared to 2021 primarily reflecting lower interest on long-term debt and higher interest income, on regulatory assets, partially offset by higher interest on short-term borrowings.

Other Expense (Income), Net decreased $2.2 million in 2022 compared to 2021, reflecting lower retirement benefit costs.

Federal and State Income Taxes decreased $0.3 million in 2022 compared to 2021, reflecting lower taxes associated with the flowback of excess Accumulated Deferred Income Taxes.

In 2022, Unitil’s annual common dividend was $1.56 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2023 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.405 per share, an increase of $0.015 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.62 per share from $1.56 per share.

2021 Compared to 2020—The Company’s Net Income was $36.1 million, or $2.35 in Earnings Per Share (EPS), for the year ended December 31, 2021, an increase of $3.9 million in Net Income, or $0.20 in EPS, compared to 2020. The Company’s earnings in 2021 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses. Also, EPS in 2021 reflects the sale of 920,000 common shares in the third quarter of 2021.

Electric Sales, Revenues and Adjusted Gross Margin

Kilowatt-hour Sales—Unitil’s total electric kWh sales decreased 1.0% in 2022 compared to 2021. Sales to Residential customers decreased 2.0% and sales to C&I customers decreased 0.3% in 2022 compared to 2021. The decreases in electric kWh sales reflect lower average usage, partially offset by customer growth. As of December 31, 2022, the number of electric customers served increased by approximately 400 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales, although those sales margins are sensitive to changes in the number of customers served. As of June 1, 2022, substantially all of the Company's electric kWh sales volumes are decoupled. Prior to June 1, 2022, approximately 27% of the Company's total annual electric kWh sales volumes were decoupled.

Unitil’s total electric kWh sales increased 2.2% in 2021 compared to 2020. Sales to Residential customers increased 0.5% and sales to C&I customers increased 3.5% in 2021 compared to 2020. The increase in sales to Residential customers principally reflects positive customer growth. The increase in sales to C&I customers reflects customer growth and increased usage due to improving economic conditions. As of December 31, 2021, the number of electric customers served increased by approximately 600 over the previous year. Sales margins derived from decoupled unit sales (representing approximately 27% of total annual sales volume in 2020 and 2021) are not sensitive to changes in kWh sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total kWh sales for the last three years by major customer class:

				Change
				2022 vs. 2021		2021 vs. 2020
kWh Sales (millions)	2022	2021	2020	kWh	%	kWh	%
Residential	680.5	694.2	690.6	(13.7)	(2.0)%	3.6	0.5%
Commercial & Industrial	933.9	936.8	905.3	(2.9)	(0.3)%	31.5	3.5%
Total kWh Sales	1,614.4	1,631.0	1,595.9	(16.6)	(1.0)%	35.1	2.2%

Electric Operating Revenues and Electric Adjusted Gross Margin—The following table details Total Electric Operating Revenue and Electric Adjusted Gross Margin for the last three years by major customer class:

				Change
Electric Operating Revenues and Electric Adjusted Gross Margin				2022 vs. 2021		2021 vs. 2020
(millions)	2022	2021	2020	$	%	$	%
Electric Operating Revenue:
Residential	$174.8	$140.8	$134.7	$34.0	24.1%	$6.1	4.5%
Commercial & Industrial	123.1	107.7	92.5	15.4	14.3%	15.2	16.4%
Total Electric Operating Revenue	$297.9	$248.5	$227.2	$49.4	19.9%	$21.3	9.4%
Cost of Electric Sales	$199.1	$151.1	$134.3	$48.0	31.8%	$16.8	12.5%
Electric Adjusted Gross Margin	$98.8	$97.4	$92.9	$1.4	1.4%	$4.5	4.8%

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $98.8 million in 2022, an increase of $1.4 million compared with 2021. The increase was driven by higher rates and customer growth of $1.7 million, partially offset by the unfavorable effect on sales from cooler spring weather of $0.3 million when rates were not yet decoupled.

The increase in Total Electric Operating Revenue of $49.4 million, or 19.9%, in 2022 compared to 2021 primarily reflects higher cost of electric sales, which are tracked and reconciled costs as a pass-through to customers.

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

Gas Sales, Revenues and Adjusted Gross Margin

Therm Sales—Unitil’s total gas therm sales increased 1.3% in 2022 compared to 2021. Sales to Residential customers increased 0.5% and sales to C&I customers increased 1.5% in 2022 compared to 2021. The overall increase in gas therm sales reflects customer growth and colder winter weather in 2022. As of December 31, 2022, the number of gas customers served increased by approximately 850 over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 2.6% more EDD in 2022 compared to 2021, although 5.1% fewer EDD compared to normal. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were essentially unchanged in 2022 compared to 2021. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

Unitil’s total therm sales of natural increased 3.3% in 2021 compared to 2020. Sales to Residential customers decreased 0.7% and sales to C&I customers increased 4.4% in 2021 compared to 2020. The overall increase in gas therm sales reflects customer growth and colder weather in the peak heating season. As of December 31, 2021, the number of gas customers served increased by approximately 1,000 over the previous year. Based on weather data collected in the Company’s gas service areas, on average there were 0.4% fewer EDD in 2021 compared to 2020 and 8.2% fewer EDD compared to normal. However, there were 3.4% more EDD in the peak heating season in 2021 compared to the same period in 2020. The Company estimates that weather-normalized gas therm sales, excluding decoupled sales, were 2.8% higher in 2021 compared to 2020. Sales margin derived from decoupled unit sales (representing approximately 11% of total annual therm sales volume in 2020 and 2021) is not sensitive to changes in gas therm sales, although those sales margins are sensitive to changes in the number of customers served.

The following table details total therm sales for the last three years, by major customer class:

				Change
				2022 vs. 2021		2021 vs. 2020
Therm Sales (millions)	2022	2021	2020	Therms	%	Therms	%
Residential	44.6	44.4	44.7	0.2	0.5%	(0.3)	(0.7)%
Commercial & Industrial	180.2	177.5	170.1	2.7	1.5%	7.4	4.4%
Total Therm Sales	224.8	221.9	214.8	2.9	1.3%	7.1	3.3%

Gas Operating Revenues and Adjusted Gross Margin—The following table details total Gas Operating Revenue and Gas Adjusted Gross Margin for the last three years by major customer class:

				Change
Gas Operating Revenues and Gas Adjusted Gross Margin				2022 vs. 2021		2021 vs. 2020
(millions)	2022	2021	2020	$	%	$	%
Gas Operating Revenue:
Residential	$103.4	$90.6	$78.0	$12.8	14.1%	$12.6	16.2%
Commercial & Industrial	161.9	134.2	113.4	27.7	20.6%	20.8	18.3%
Total Gas Operating Revenue	$265.3	$224.8	$191.4	$40.5	18.0%	$33.4	17.5%
Cost of Gas Sales	$121.4	$91.7	$68.8	$29.7	32.4%	$22.9	33.3%
Gas Adjusted Gross Margin	$143.9	$133.1	$122.6	$10.8	8.1%	$10.5	8.6%

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $143.9 million in 2022, an increase of $10.8 million compared to 2021. The increase was driven by higher rates of $9.0 million, and $1.8 million from customer growth and the favorable effect of colder winter weather in 2022.

The increase in Total Gas Operating Revenues of $40.5 million, or 18.0%, in 2022 compared to 2021 reflects higher cost of gas sales, which are tracked and reconciled costs as a pass-through to customers, and higher gas sales volumes.

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

Operating Expenses

Cost of Electric Sales—Cost of Electric Sales includes the cost of electric supply as well as other energy supply related restructuring costs, including power supply buyout costs, and spending on energy efficiency programs. Cost of Electric Sales increased $48.0 million, or 31.8%, in 2022 compared to 2021. This increase reflects higher wholesale electricity prices, partially offset by lower electric sales and an increase in the amount of electricity purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2021, Cost of Electric Sales increased $16.8 million, or 12.5%, compared to 2020. This increase reflects higher sales of electricity and higher wholesale electricity prices, partially offset by an increase in the amount of electricity purchased by customers directly from third-party suppliers.

Cost of Gas Sales—Cost of Gas Sales includes the cost of natural gas purchased to supply the Company’s total gas supply requirements and spending on energy efficiency programs. Cost of Gas Sales increased $29.7 million, or 32.4%, in 2022 compared to 2021. This increase reflects higher gas sales and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers. The Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass through basis and therefore changes in approved expenses do not affect earnings.

In 2021, Cost of Gas increased $22.9 million, or 33.3%, compared to 2020. This increase reflects higher gas sales and higher wholesale gas commodity prices, partially offset by an increase in the amount of gas purchased by customers directly from third-party suppliers.

Operation and Maintenance—O&M expense includes electric and gas utility operating costs, and the operating costs of the Company’s other subsidiaries. Total O&M expenses increased $5.0 million, or 7.3%, in 2022 compared to 2021, reflecting higher labor costs of $1.9 million, higher utility operating costs of $1.6 million, and higher professional fees of $1.5 million.

In 2021, total O&M expenses increased $3.0 million, or 4.6% compared to 2020, reflecting higher labor costs of $1.6 million and higher utility operating costs of $1.4 million.

Depreciation and Amortization—Depreciation and Amortization expense increased $3.1 million, or 5.2%, in 2022 compared to 2021, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case costs.

In 2021, Depreciation and Amortization expense increased $5.0 million, or 9.2%, compared to 2020, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization.

Taxes Other Than Income Taxes—Taxes Other Than Income Taxes increased $1.4 million, or 5.7%, in 2022 compared to 2021, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.

In 2021, Taxes Other Than Income Taxes increased $0.6 million, or 2.5%, compared to 2020, reflecting higher payroll taxes and higher local property taxes on higher utility plant in service.

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

Interest Expense, Net decreased $0.1 million, or 0.4%, in 2022 compared to 2021 primarily reflecting lower interest on long-term debt and higher interest income, on regulatory assets, partially offset by higher interest on short-term borrowings.

Interest Expense, Net increased $1.8 million, or 7.6%, in 2021 compared to 2020 primarily reflecting higher interest on long-term debt and lower interest income, partially offset by lower rates on lower levels of short-term debt.

Other (Income) Expense, Net

Other Expense (Income), Net decreased $2.2 million, or 47.8% in 2022 compared to 2021, reflecting lower retirement benefit costs.

Other Expense (Income), Net decreased $0.6 million, or 11.5% in 2021 compared to 2020, reflecting lower retirement benefit and other costs.

Provision for Income Taxes

Federal and State Income Taxes decreased $0.3 million in 2022 compared to 2021, reflecting lower taxes associated with the flowback of excess Accumulated Deferred Income Taxes.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility. At December 31, 2022 and December 31, 2021, the Company and all of its subsidiaries were in compliance with the regulatory requirements governing participation in the Cash Pool.

On September 29, 2022, the Company entered into a Third Amended and Restated Credit Agreement with a syndicate of lenders (collectively, the "Credit Facility”), which amended and restated in its entirety the prior credit facility. Unitil may borrow under the Credit Facility until September 29, 2027, subject to two one-year extensions under certain circumstances. The Credit Facility terminates and all amounts outstanding thereunder are due and payable on September 29, 2027, subject to the potential extension discussed in the prior sentence.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $295.9 million and $239.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. Total gross repayments were $244.0 million and $229.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2022 and December 31, 2021:

	December 31,
Revolving Credit Facility (millions)	2022	2021
Limit	$200.0	$120.0
Short-Term Borrowings Outstanding	$116.0	$64.1
Available	$84.0	$55.9

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

The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2022 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. (See also “Credit Arrangements” in Note 4 Debt and Financing Arrangements.)

Issuance of Long-Term Debt- On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes.

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

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2022, there were approximately $ 1.2 million of guarantees outstanding with a duration of less than one year.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $20.1 million and $8.3 million of natural gas storage inventory at December 31, 2022 and 2021, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2022, which was payable in January 2023, was $3.8 million and was recorded in Accounts Payable at December 31, 2022. The amount of natural gas inventory released in December 2021, which was payable in January 2022, was $1.6 million and was recorded in Accounts Payable at December 31, 2021.

Benefit Plan Funding

The Company, along with its subsidiaries, made cash contributions to its Pension Plan in the amounts of $3.8 million and $4.1 million in 2022 and 2021, respectively. The Company, along with its subsidiaries, contributed $12.2 million and $8.9 million to Voluntary Employee Benefit Trusts (VEBTs) in 2022 and 2021, respectively. The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan and the VEBTs in 2023 and future years at least at minimum required amounts. The Company may also make additional discretionary contributions. See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company and its subsidiaries do not currently use, and are not dependent on the use of, off-balance sheet financing arrangements such as securitization of receivables or obtaining access to assets or cash through special purpose entities or variable interest entities. As of December 31, 2022, there were approximately $1.2 million of guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities outstanding. See Note 4 (Debt and Financing Arrangements) to the accompanying Consolidated Financial Statements.

Cash Flows

Unitil’s utility operations, taken as a whole, are seasonal in nature and subject to seasonal fluctuations in cash flows. The tables below summarize the major sources and uses of cash (in millions) for 2022 and 2021.

	2022	2021
Cash Provided by Operating Activities	$97.7	$107.8

Cash Provided by Operating Activities - Cash Provided by Operating Activities was $97.7 million in 2022, a decrease of $10.1 million compared to 2021.

Cash flow from Net Income, adjusted for the total of non-cash charges was $115.0 million in 2022 compared to $106.4 million in 2021, an increase of $8.6 million. The change to Net Income is primarily attributable to increases in electric and gas sales margin and customer growth. The increase in depreciation and amortization of $3.1 million in 2022 compared to 2021 reflects higher depreciation on higher utility plant in service. The increase in the deferred tax provision of $0.2 million in 2022 compared to 2021 is primarily driven by higher tax depreciation.

Changes in working capital items resulted in a ($6.0) million use of cash in 2022 compared to a $6.2 million source of cash in 2021, representing a decrease of $12.2 million. The change in working capital in 2022 compared to 2021 is primarily related to the change in accounts payable and exchange gas receivable and is reflective of the effect of the current macroeconomic environment including higher commodity costs on business and operating conditions.

Deferred Regulatory and Other Charges decreased by $3.8 million in 2022 compared to 2021, primarily driven by changes in Regulatory Assets and Liabilities, and the change in Other, net in 2022 compared to 2021 was ($2.7) million.

	2022	2021
Cash Used in Investing Activities	$(122.1)	$(115.0)

Cash Used in Investing Activities - Cash Used in Investing Activities was ($122.1) million in 2022 compared to ($115.0) million in 2021, an increase of $7.1 million. The higher spending in 2022 is primarily related to normal utility capital expenditures for electric and gas utility system additions. The Company’s projected capital spending range for 2023 is $135 million to $145 million.

	2022	2021
Cash Provided by Financing Activities	$26.9	$7.7

Cash Provided by Financing Activities - Cash Provided by Financing Activities was $26.9 million in 2022 compared to cash provided of $7.7 million in 2021. The higher cash provided from financing activities in 2022 compared to 2021 of $19.2 million is primarily attributable to higher proceeds from short-term debt of $42.5 million, lower repayment of long-term debt of $15.4 million, an increase in exchange gas financing of $7.3 million and lower proceeds from the issuance of common stock of ($44.5) million. Other changes in financing activities in 2022 total a use of ($1.5) million.

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

Unitil’s Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2022 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date.

The Company and its subsidiaries are currently in compliance with all such covenants in these debt instruments.

DIVIDENDS

Unitil’s annual common dividend was $1.56 per common share in 2022, $1.52 per common share in 2021, and $1.50 per share in 2020. Unitil’s dividend policy is reviewed periodically by the Board of Directors. Unitil has maintained an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock. At its January 2023 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.405 per share, an increase of $.015 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.62 from $1.56. The amount and timing of all dividend payments are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. In addition, the ability of the Company’s subsidiaries to pay dividends or make distributions to Unitil, and, therefore, Unitil’s ability to pay dividends, depends on, among other things:

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

The FASB Codification requires companies to record on their balance sheets as an asset or liability the overfunded or underfunded status of their retirement benefit obligations (RBO) based on the projected benefit obligation. The Company has recognized a corresponding Regulatory Asset, to recognize the future collection of these obligations in electric and gas rates. The Company’s RBO and reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. The Company has made critical estimates related to actuarial assumptions, including assumptions of expected returns on plan assets, future compensation, health care cost trends, and appropriate discount rates. The Company’s RBO is affected by actual employee demographics, the level of contributions made to the plans, earnings on plan assets, and health care cost trends. Changes made to the provisions of these plans may also affect current and future costs. If these assumptions were changed, the resulting change in benefit obligations, fair values of plan assets, funded status and net periodic benefit costs could have a material effect on the Company’s financial statements. The discount rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For the year ended December 31, 2022, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $672,000 in the Net Periodic Benefit Cost for the Pension Plan. Similarly, a change of 0.50% in the expected long-term rate of return on plan assets would have resulted in an increase or decrease of approximately $726,000 in the Net Periodic Benefit Cost for the Pension Plan. (See Note 9 (Retirement Benefit Plans) to the accompanying Consolidated Financial Statements.)

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

Commitments and Contingencies—The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2022, the Company is not aware of any material commitments or contingencies other than those disclosed in the Significant Contractual Obligations table in the “Contractual Obligations” section and the Commitments and Contingencies footnote to the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Please also refer to Part I, Item 1A. “Risk Factors”.

INTEREST RATE RISK

Unitil meets its external financing needs, in part, by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rate on short-term borrowings and intercompany money pool transactions was 3.3%, 1.2%, and 1.7% during 2022, 2021, and 2020, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Unitil Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Unitil Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of earnings, changes in common stock equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Impact of Rate-Regulation on Various Account Balances and Disclosures — Refer to Notes 1 and 7 to the financial statements

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. While the Company has indicated that it expects to recover costs and a return on its investments, there is a risk that the Commissions’ will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of December 31, 2022, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the commissions, auditing these judgments require specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions focused on the base rate proceedings for Northern New Hampshire and Unitil Energy Systems and included the following, among others:

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

/s/ Deloitte & Touche LLP

Boston, MA

February 14, 2023

We have served as the Company’s auditor since 2014.

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions, except per share data)

Year Ended December 31,	2022	2021	2020
Operating Revenues:
Electric	$297.9	$248.5	$227.2
Gas	265.3	224.8	191.4
Total Operating Revenues	563.2	473.3	418.6
Operating Expenses:
Cost of Electric Sales	199.1	151.1	134.3
Cost of Gas Sales	121.4	91.7	68.8
Operation and Maintenance	73.7	68.7	65.7
Depreciation and Amortization	62.6	59.5	54.5
Taxes Other Than Income Taxes	25.9	24.5	23.9
Total Operating Expenses	482.7	395.5	347.2
Operating Income	80.5	77.8	71.4
Interest Expense, Net	25.5	25.6	23.8
Other Expense (Income), Net	2.4	4.6	5.2
Income Before Income Taxes	52.6	47.6	42.4
Provision for Income Taxes	11.2	11.5	10.2
Net Income Applicable to Common Shares	$41.4	$36.1	$32.2
Earnings per Common Share—Basic and Diluted	$2.59	$2.35	$2.15
Weighted Average Common Shares Outstanding—(Basic and Diluted)	16.0	15.4	15.0

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (Millions)

ASSETS

December 31,	2022	2021
Current Assets:
Cash and Cash Equivalents	$9.0	$6.5
Accounts Receivable, Net	73.8	66.9
Accrued Revenue	72.8	61.2
Exchange Gas Receivable	18.0	7.4
Gas Inventory	1.8	1.0
Materials and Supplies	11.4	8.6
Prepayments and Other	8.0	8.1
Total Current Assets	194.8	159.7
Utility Plant:
Electric	627.5	602.4
Gas	1,043.6	972.6
Common	67.6	66.4
Construction Work in Progress	52.6	47.5
Utility Plant	1,791.3	1,688.9
Less: Accumulated Depreciation	459.6	431.7
Net Utility Plant	1,331.7	1,257.2
Other Noncurrent Assets:
Regulatory Assets	47.8	108.9
Operating Lease Right of Use Assets	4.3	4.7
Other Assets	11.8	9.8
Total Other Noncurrent Assets	63.9	123.4
TOTAL ASSETS	$1,590.4	$1,540.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED BALANCE SHEETS (cont.) (Millions, except number of shares)

LIABILITIES AND CAPITALIZATION

December 31,	2022	2021
Current Liabilities:
Accounts Payable	$68.6	$52.4
Short-Term Debt	116.0	64.1
Long-Term Debt, Current Portion	6.7	8.2
Regulatory Liabilities	15.0	9.5
Energy Supply Obligations	24.1	14.5
Environmental Obligations	0.6	0.5
Other Current Liabilities	29.1	24.3
Total Current Liabilities	260.1	173.5
Noncurrent Liabilities:
Retirement Benefit Obligations	46.8	133.9
Deferred Income Taxes, Net	163.4	127.7
Cost of Removal Obligations	116.1	107.5
Regulatory Liabilities	36.9	42.6
Environmental Obligations	3.8	2.2
Other Noncurrent Liabilities	6.6	6.6
Total Noncurrent Liabilities	373.6	420.5
Capitalization:
Long-Term Debt, Less Current Portion	489.1	497.8
Stockholders’ Equity:
Common Equity (Outstanding 16,043,355 and 15,977,766 Shares)	334.9	332.1
Retained Earnings	132.5	116.2
Total Common Stock Equity	467.4	448.3
Preferred Stock	0.2	0.2
Total Stockholders’ Equity	467.6	448.5
Total Capitalization	956.7	946.3
Commitments and Contingencies (Note 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,590.4	$1,540.3

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Millions)

Year Ended December 31,	2022	2021	2020
Operating Activities:
Net Income	$41.4	$36.1	$32.2
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	62.6	59.5	54.5
Deferred Tax Provision	11.0	10.8	9.3
Changes in Working Capital Items:
Accounts Receivable	(6.9)	(4.9)	(6.9)
Accrued Revenue	(11.6)	(10.3)	(0.9)
Regulatory Liabilities	5.5	4.0	(1.9)
Exchange Gas Receivable	(10.6)	(2.5)	1.2
Accounts Payable	16.2	19.2	(4.4)
Other Changes in Working Capital Items	1.4	0.7	(2.4)
Deferred Regulatory and Other Charges	(6.5)	(2.7)	(9.3)
Other, net	(4.8)	(2.1)	4.3
Cash Provided by Operating Activities	97.7	107.8	75.7
Investing Activities:
Property, Plant and Equipment Additions	(122.1)	(115.0)	(122.6)
Cash Used In Investing Activities	(122.1)	(115.0)	(122.6)
Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	51.9	9.4	(3.9)
Issuance of Long-Term Debt	—	—	99.7
Repayment of Long-Term Debt	(10.4)	(25.8)	(24.8)
Long-Term Debt Issuance Costs	—	—	(0.6)
Decrease in Capital Lease Obligations	(0.1)	(0.1)	(0.1)
Net Increase (Decrease) in Exchange Gas Financing	9.6	2.3	(1.1)
Dividends Paid	(25.1)	(23.6)	(22.6)
Proceeds from Issuance of Common Stock	1.0	45.5	1.1
Cash Provided by (Used In) Financing Activities	26.9	7.7	47.7
Net Increase (Decrease) in Cash and Cash Equivalents	2.5	0.5	0.8
Cash and Cash Equivalents at Beginning of Year	6.5	6.0	5.2
Cash and Cash Equivalents at End of Year	$9.0	$6.5	$6.0
Supplemental Information:
Interest Paid	$26.0	$26.0	$23.7
Income Taxes Paid	$1.2	$1.4	$0.9
Payments on Capital Leases	$0.2	$0.2	$0.3
Capital Expenditures Included in Accounts Payable	$7.3	$4.9	$1.7
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.1	$0.7	$1.2

(The accompanying Notes are an integral part of these consolidated financial statements.)

CONSOLIDATED STATEMENTS OF

CHANGES IN COMMON STOCK EQUITY (Millions, except shares data)

	Common Equity	Retained Earnings	Total
Balance at January 1, 2020	$282.5	$94.1	$376.6
Net Income for 2020		32.2	32.2
Dividends ($1.50 per Common Share)		(22.6)	(22.6)
Shares Issued Under Stock Plans	1.7		1.7
Issuance of 23,658 Commons Shares (See Note 5)	1.1		1.1
Balance at December 31, 2020	285.3	103.7	389.0
Net Income for 2021		36.1	36.1
Dividends ($1.52 per Common Share)		(23.6)	(23.6)
Shares Issued Under Stock Plans	1.3		1.3
Issuance of 942,316 Commons Shares (See Note 5)	45.5		45.5
Balance at December 31, 2021	332.1	116.2	448.3
Net Income for 2022		41.4	41.4
Dividends ($1.56 per Common Share)		(25.1)	(25.1)
Shares Issued Under Stock Plans	1.8		1.8
Issuance of 18,853 Commons Shares (See Note 5)	1.0		1.0
Balance at December 31, 2022	$334.9	$132.5	$467.4

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Resources and Unitil Realty. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement.

Basis of Presentation

Principles of Consolidation - The Company’s consolidated financial statements include the accounts of Unitil and all of its wholly-owned subsidiaries and all intercompany transactions are eliminated in consolidation.

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

Fair Value - The Financial Accounting Standards Board (FASB) Codification defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the FASB Codification include:

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Twelve Months Ended
	December 31, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$159.9	$98.2	$258.1
Commercial & Industrial	112.6	153.8	266.4
Other	17.7	11.3	29.0
Total Billed and Unbilled Revenue	290.2	263.3	553.5
Rate Adjustment Mechanism Revenue	7.7	2.0	9.7
Total Electric and Gas Operating Revenues	$297.9	$265.3	$563.2

	Twelve Months Ended
	December 31, 2021
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$135.1	$83.9	$219.0
Commercial & Industrial	103.3	124.1	227.4
Other	10.1	9.6	19.7
Total Billed and Unbilled Revenue	248.5	217.6	466.1
Rate Adjustment Mechanism Revenue	—	7.2	7.2
Total Electric and Gas Operating Revenues	$248.5	$224.8	$473.3

	Twelve Months Ended
	December 31, 2020
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$128.7	$73.1	$201.8
Commercial & Industrial	91.4	104.5	195.9
Other	6.6	7.6	14.2
Total Billed and Unbilled Revenue	226.7	185.2	411.9
Rate Adjustment Mechanism Revenue	0.5	6.2	6.7
Total Electric and Gas Operating Revenues	$227.2	$191.4	$418.6

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. As a result of the recently received final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

Revenue Decoupling

Estimated Percentage of Decoupled Sales

For Periods Presented

Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	43%

The Company bills its customers for sales tax in Massachusetts and Maine. These taxes are remitted to the appropriate departments of revenue in each state and are excluded from revenues on the Company’s Consolidated Statements of Earnings.

Depreciation and Amortization - Depreciation expense is calculated on a group straight-line basis based on the useful lives of assets, and judgment is involved when estimating the useful lives of certain assets. The Company conducts independent depreciation studies on a periodic basis as part of the regulatory ratemaking process and considers the results presented in these studies in determining the useful lives of the Company’s fixed assets. A change in the estimated useful lives of these assets could have a material effect on the Company’s consolidated financial statements. Provisions for depreciation were equivalent to the following composite rates, based on the average depreciable property balances at the beginning and end of each year: 2022 - 3.26%, 2021 - 3.29% and 2020 - 3.34%.

Stock-based Employee Compensation - Unitil accounts for stock-based employee compensation using the fair value method (See Note 5 Equity).

Income Taxes - The Company is subject to Federal and State income taxes as well as various other business taxes. The Company’s process for determining income tax amounts involves estimating the Company’s current tax liabilities as well as assessing temporary and permanent differences resulting from the timing of the deductions of expenses and recognition of taxable income for tax and book accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company accounts for income tax assets, liabilities and expenses in accordance with the FASB Codification guidance on Income Taxes. The Company classifies penalties and interest expense related to income tax liabilities as income tax expense and interest expense, respectively, in the Consolidated Statements of Earnings.

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

Dividends - The Company’s dividend policy is reviewed periodically by the Board of Directors. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial conditions and other factors. For the year ended December 31, 2022 the Company paid quarterly dividends of $0.39 per share, resulting in an annualized dividend rate of $1.56 per common share. For the years ended December 31, 2021 and 2020, the Company paid quarterly dividends of $0.38 and $0.375 per common share, respectively, resulting in annualized dividend rates of $1.52 and $1.50 per common share, respectively. At its January 2023 meeting, the Unitil Corporation Board of Directors declared a quarterly dividend on the Company’s common stock of $0.405 per share, an increase of $0.015 per share on a quarterly basis, resulting in an increase in the effective annualized dividend rate to $1.62 per share from $1.56 per share.

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. On December 31, 2022 and 2021, the Unitil subsidiaries had deposited $6.0 million and $2.7 million, respectively, to satisfy their ISO-NE obligations.

Allowance for Doubtful Accounts - The Company recognizes a provision for doubtful accounts that reflects the Company’s estimate of expected credit losses for electric and gas utility service accounts receivable. The allowance for doubtful accounts is calculated by applying a historical loss rate to customer account balances and management’s assessment of current and expected economic conditions, customer trends, or other factors. The Company also calculates the amount of written-off receivables that are recoverable through regulatory rate reconciling mechanisms. The Company’s distribution utilities are authorized by regulators to recover the costs of the energy commodity portion of bad debts through rate mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with protected hardship accounts. Evaluating the adequacy of the allowance for doubtful accounts requires judgment about the assumptions used in the analysis. The Company’s experience has been that the assumptions used in evaluating the adequacy of the allowance for doubtful accounts have proven to be reasonably accurate. (See Note 3 Allowance for Doubtful Accounts).

Accounts Receivable, Net includes $2.5 million and $3.1 million of the Allowance for Doubtful Accounts at December 31, 2022 and December 31, 2021, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at December 31, 2022 and December 31, 2021, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets (see “Regulatory Accounting”) and unbilled revenues (see “Utility Revenue Recognition”). The following table shows the components of Accrued Revenue as of December 31, 2022 and 2021.

	December 31,
Accrued Revenue (millions)	2022	2021
Regulatory Assets—Current	$66.5	$47.4
Unbilled Revenues	6.3	13.8
Total Accrued Revenue	$72.8	$61.2

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby natural gas purchases during the months of April through October are delivered to a third party. The third party delivers natural gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of December 31, 2022 and 2021.

	December 31,
Exchange Gas Receivable (millions)	2022	2021
Northern Utilities	$16.3	$6.7
Fitchburg	1.7	0.7
Total Exchange Gas Receivable	$18.0	$7.4

Gas Inventory - The Company uses the weighted average cost methodology to value natural gas inventory. The following table shows the components of Gas Inventory as of December 31, 2022 and 2021.

	December 31,
Gas Inventory (millions)	2022	2021
Natural Gas	$1.0	$0.5
Propane	0.4	0.4
Liquefied Natural Gas & Other	0.4	0.1
Total Gas Inventory	$1.8	$1.0

The Company also has an inventory of Materials and Supplies in the amounts of $11.4 million and $8.6 million as of December 31, 2022 and December 31, 2021, respectively. These amounts are recorded at weighted average cost.

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost of additions consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The average interest rates applied to AFUDC were 2.50%, 1.71% and 3.12% in 2022, 2021 and 2020, respectively. The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At December 31, 2022 and 2021, the Company has recorded cost of removal amounts of $116.1 million and $107.5 million, respectively, that have been collected in depreciation rates but have not yet been expended, and which represent regulatory liabilities. These amounts are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations.

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the New Hampshire Public Utilities Commission (NHPUC) and Northern Utilities is regulated by the Maine Public Utilities Commission (MPUC) and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2022 and December 31, 2021, the Company has recorded $5.8 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	December 31,
Regulatory Assets consist of the following (millions)	2022	2021
Retirement Benefits	$29.1	$86.4
Energy Supply & Other Rate Adjustment Mechanisms	63.0	44.1
Deferred Storm Charges	3.4	3.3
Environmental	5.9	4.6
Income Taxes	1.8	2.6
Other Deferred Charges	11.1	15.3
Total Regulatory Assets	114.3	156.3
Less: Current Portion of Regulatory Assets(1)	66.5	47.4
Regulatory Assets—noncurrent	$47.8	$108.9

(1)
Reflects amounts included in Accrued Revenue on the Company’s Consolidated Balance Sheets.

	December 31,
Regulatory Liabilities consist of the following (millions)	2022	2021
Rate Adjustment Mechanisms	$10.9	$7.7
Income Taxes	41.0	44.3
Other	—	0.1
Total Regulatory Liabilities	51.9	52.1
Less: Current Portion of Regulatory Liabilities	15.0	9.5
Regulatory Liabilities—noncurrent	$36.9	$42.6

Generally, the Company receives a return on investment on its regulated assets for which a cash outflow has been made. Included in Regulatory Assets as of December 31, 2022 are $7.2 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

Investments in Marketable Securities - The Company maintains a trust through which it invests in a money market fund. This fund is intended to satisfy obligations under the Company’s Supplemental Executive Retirement Plan (SERP) (See additional discussion of the SERP in Note 9 Retirement Benefit Plans).

At December 31, 2022 and 2021, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, were $5.8 million and $5.7 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2022	2021
Money Market Funds	$5.8	$5.7
Total Marketable Securities	$5.8	$5.7

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

At December 31, 2022 and 2021, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $0.6 million and $0.6 million, respectively. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other (Income) Expense, Net.

	December 31,
Fair Value of Marketable Securities (millions)	2022	2021
Equity Funds	$0.5	$0.2
Money Market Funds	0.1	0.4
Total Marketable Securities	$0.6	$0.6

Energy Supply Obligations—The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	December 31,
Energy Supply Obligations consist of the following (millions)	2022	2021
Renewable Energy Portfolio Standards	$7.8	$7.8
Exchange Gas Obligation	16.3	6.7
Power Supply Contract Divestitures	—	—
Total Energy Supply Obligations	$24.1	$14.5

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include two long-term contracts filed with the MDPU in 2018, one for offshore wind generation and one for imported hydroelectric power and associated transmission, both of which were approved in 2019, and another for offshore wind generation filed with the MDPU during the first quarter of 2020 and approved in 2021. In compliance with An Act to Promote a Clean Energy Future (2018), in 2021 in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation seeking up to an additional 1,600 megawatts (MW) of offshore wind generation. In December 2021, a portfolio of projects comprising 1,600 MW of offshore wind capacity was selected for negotiation. Those contracts were approved by the MDPU on December 30, 2022. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

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

Power Supply Contract Divestitures - Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in rates all costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of December 31, 2022 and December 31, 2021, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs.

Retirement Benefit Obligations - The Company sponsors the Pension Plan, which is a defined benefit pension plan. Effective January 1, 2010, the Pension Plan was closed to new non-union employees. For union employees, the Pension Plan was closed on various dates between December 31, 2010 and June 1, 2013, depending on the various Collective Bargaining Agreements of each union. The Company also sponsors a non-qualified retirement plan, the SERP, covering certain executives of the Company, and an employee 401(k) savings plan. Additionally, the Company sponsors the PBOP Plan, primarily to provide health care and life insurance benefits to retired employees.

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

Commitments and Contingencies - The Company’s accounting policy is to record and/or disclose commitments and contingencies in accordance with the FASB Codification as it applies to an existing condition, situation, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur. As of December 31, 2022, the Company is not aware of any material commitments or contingencies other than those disclosed in Note 7 (Commitments and Contingencies).

Environmental Matters - The Company’s past and present operations include activities that are generally subject to extensive federal and state environmental laws and regulations. The Company has recovered or will recover substantially all of the costs of the environmental remediation work performed to date from customers or from its insurance carriers. The Company believes it is in compliance with all applicable environmental and safety laws and regulations, and the Company believes that as of December 31, 2022, there are no material losses that would require additional liability reserves to be recorded other than those disclosed in Note 7 (Commitments and Contingencies). Changes in future environmental compliance regulations or in future cost estimates of environmental remediation costs could have a material effect on the Company’s financial position if those amounts are not recoverable in regulatory rate mechanisms.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2: Segment Information

Unitil reports two segments: utility electric operations and utility gas operations. Unitil previously reported a non-regulated segment. Unitil divested its non-regulated business in the first quarter of 2019. Since 2019 information is no longer presented, the Company has restated prior periods to remove the non-regulated segment as that segment did not have any continuing significance in the periods presented. Unitil’s principal business is the local distribution of electricity in the southeastern seacoast and state capital regions of New Hampshire and the greater Fitchburg area of north central Massachusetts and the local distribution of natural gas in southeastern New Hampshire, portions of southern Maine to the Lewiston-Auburn area and in the greater Fitchburg area of north central Massachusetts. Unitil has three distribution utility subsidiaries, Unitil Energy, which operates in New Hampshire, Fitchburg, which operates in Massachusetts and Northern Utilities, which operates in New Hampshire and Maine.

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

Unitil Service, Unitil Resources, Unitil Realty and the holding company are included in Other. Unitil Service provides centralized management and administrative services, including information systems management and financial record keeping. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary, which currently does not have any activity. Unitil Realty owns certain real estate, principally the Company’s corporate headquarters. The earnings of the holding company are principally derived from income earned on short-term investments and real property owned for Unitil and its subsidiaries’ use.

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

The following tables provide significant segment financial data for the years ended December 31, 2022, 2021 and 2020 (millions):

Year Ended December 31, 2022	Electric	Gas	Other	Total
Revenues:
Billed and Unbilled Revenue	$290.2	$263.3	$—	$553.5
Rate Adjustment Mechanism Revenue	7.7	2.0	—	9.7
Total Operating Revenues	297.9	265.3	—	563.2
Interest Income	0.9	1.0	0.9	2.8
Interest Expense	9.1	16.8	2.4	28.3
Depreciation & Amortization Expense	25.4	36.3	0.9	62.6
Income Tax Expense (Benefit)	3.1	8.2	(0.1)	11.2
Segment Profit (Loss)	15.7	26.5	(0.8)	41.4
Segment Assets	580.9	988.8	20.7	1,590.4
Capital Expenditures	33.8	87.6	0.7	122.1

Year Ended December 31, 2021
Revenues:
Billed and Unbilled Revenue	$248.5	$217.6	$—	$466.1
Rate Adjustment Mechanism Revenue	—	7.2	—	7.2
Total Operating Revenues	248.5	224.8	—	473.3
Interest Income	0.8	0.5	0.3	1.6
Interest Expense	9.0	15.3	2.9	27.2
Depreciation & Amortization Expense	25.9	32.6	1.0	59.5
Income Tax Expense (Benefit)	4.5	7.7	(0.7)	11.5
Segment Profit (Loss)	14.0	23.2	(1.1)	36.1
Segment Assets	584.0	935.9	20.4	1,540.3
Capital Expenditures	38.1	75.8	1.1	115.0

Year Ended December 31, 2020
Revenues:
Billed and Unbilled Revenue	$226.7	$185.2	$—	$411.9
Rate Adjustment Mechanism Revenue	0.5	6.2	—	6.7
Total Operating Revenues	227.2	191.4	—	418.6
Interest Income	1.1	1.1	0.4	2.6
Interest Expense	8.7	14.2	3.5	26.4
Depreciation & Amortization Expense	23.8	29.8	0.9	54.5
Income Tax Expense (Benefit)	4.7	7.3	(1.8)	10.2
Segment Profit	12.9	19.3	—	32.2
Segment Assets	571.8	886.3	19.8	1,477.9
Capital Expenditures	45.5	71.1	6.0	122.6

Note 3: Allowance for Doubtful Accounts

Unitil’s distribution utilities are authorized by regulators to recover the costs of their energy commodity portion of bad debts through rate mechanisms. In 2022, 2021 and 2020, the Company recorded provisions for the energy commodity portion of bad debts of $3.8 million, $2.4 million and $1.6 million, respectively. These provisions were recognized in Cost of Electric Sales and Cost of Gas Sales expense as the associated electric and gas utility revenues were billed. Cost of Electric Sales and Cost of Gas Sales costs are recovered from customers through periodic rate reconciling mechanisms. Also, the electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of December 31, 2022 and 2021, the Company has recorded $5.8 million and $7.9 million, respectively, of hardship accounts in Regulatory Assets. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

Accounts Receivable, Net includes $2.5 million and $3.1 million of the Allowance for Doubtful Accounts at December 31, 2022 and December 31, 2021, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes $0.1 million and $0.2 million of the Allowance for Doubtful Accounts at December 31, 2022 and December 31, 2021, respectively.

The following table shows the balances and activity in the Company’s Allowance for Doubtful Accounts for 2022, 2021 and 2020 (millions):

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of Period	Provision	Recoveries	Accounts Written Off	Regulatory Deferrals*	Balance at End of Period
Year Ended December 31, 2022
Electric	$2.0	$4.2	$0.3	$4.4	$(0.5)	$1.6
Gas	1.3	2.5	0.6	3.2	(0.2)	1.0
Other	—	—	—	—	—	—
	$3.3	$6.7	$0.9	$7.6	$(0.7)	$2.6
Year Ended December 31, 2021
Electric	$1.6	$3.3	$0.4	$3.4	$0.1	$2.0
Gas	1.7	2.3	0.4	3.1	—	1.3
Other	—	—	—	—	—	—
	$3.3	$5.6	$0.8	$6.5	$0.1	$3.3
Year Ended December 31, 2020
Electric	$0.6	$2.9	$0.3	$2.6	$0.4	$1.6
Gas	0.4	2.6	0.3	1.8	0.2	1.7
Other	—	—	—	—	—	—
	$1.0	$5.5	$0.6	$4.4	$0.6	$3.3

* In 2021 and 2020, the Company recorded higher than normal expected bad debt expense due to the coronavirus pandemic. The incremental bad debt expense amounts were previously deferred as regulatory assets based on certain regulatory proceedings and management’s view that such amounts were probable of recovery. Based on actual billing and collections experience, the Company has not deferred any incremental bad debt expense as a regulatory asset as of December 31, 2022.

Note 4: Debt and Financing Arrangements

The Company funds a portion of its operations through the issuance of long-term debt, and short-term borrowings under its revolving Credit Facility. The Company’s subsidiaries conduct a portion of their operations in leased facilities and lease some of their machinery, vehicles and office equipment.

Long-Term Debt and Interest Expense

Long-Term Debt Structure and Covenants - The debt agreements for Unitil and its utility subsidiaries, Unitil Energy, Fitchburg, Northern Utilities, and Granite State, contain various covenants and restrictions. These agreements do not contain any covenants or restrictions pertaining to the maintenance of financial ratios or the issuance of short-term debt. These agreements do contain covenants relating to, among other things, the issuance of additional long-term debt, cross-default provisions and business combinations.

The long-term debt of Unitil is issued under Unsecured Promissory Notes with negative pledge provisions. The long-term debt’s negative pledge provisions contain restrictions which, among other things, limit the incursion of additional long-term debt. Accordingly, in order for Unitil to issue new long-term debt, the covenants of the existing long-term agreement(s) must be satisfied, including that Unitil has total funded indebtedness less than 70% of total capitalization, and earnings available for interest equal to at least two times the interest charges for funded indebtedness. Each future senior long-term debt issuance of Unitil will rank pari passu with all other senior unsecured long-term debt issuances. The Unitil long-term debt agreement requires that if Unitil defaults on any other future long-term debt agreement(s), it would constitute a default under Unitil’s present long-term debt agreement. Furthermore, the default provisions are triggered by the defaults of certain Unitil subsidiaries or certain other actions against Unitil subsidiaries.

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

Unitil Energy, Fitchburg, Northern Utilities and Granite State pay common dividends to their sole common shareholder, Unitil Corporation and these common dividends are the primary source of cash for the payment of dividends to Unitil’s common shareholders. The long-term debt issued by the Company and its subsidiaries contains certain covenants that determine the amount that the Company and each of these subsidiary companies has available to pay for dividends. As of December 31, 2022, in accordance with the covenants, these subsidiary companies had a combined amount of $386.4 million available for the payment of dividends and Unitil Corporation had $184.2 million available for the payment of dividends. As of December 31, 2022, the Company’s balance in Retained Earnings was $132.5 million. Therefore, there were no restrictions on the Company’s Retained Earnings at December 31, 2022 for the payment of dividends.

Issuance of Long-Term Debt - On December 18, 2020, Unitil Realty Corp. entered into a loan agreement in the amount of $4.7 million at 2.64%, with a maturity date of December 18, 2030. Less than $0.1 million of costs associated with this loan have been recorded as a reduction to the proceeds. Unitil Realty Corp. used the net proceeds from this loan for general corporate purposes.

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

Debt Repayment - The total aggregate amount of debt repayments relating to bond issues and normal scheduled long-term debt repayments amounted to $10.4 million, $25.8 million and $24.8 million in 2022, 2021, and 2020, respectively.

The aggregate amount of bond repayment requirements and normal scheduled long-term debt repayments for each of the five years following 2022 is: 2023 – $6.9 million; 2024 – $4.9 million; 2025 – $4.9 million; 2026 – $37.9 million; 2027 – $55.7 million and thereafter $388.8 million.

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

	December 31,
Estimated Fair Value of Long-Term Debt (millions)	2022	2021
Estimated Fair Value of Long-Term Debt	$455.3	$584.9

Details on long-term debt at December 31, 2022 and 2021 are shown below:

	December 31,
Long-Term Debt (millions)	2022	2021
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	—	1.5
6.96% Senior Secured Notes, Due September 1, 2028	12.0	14.0
8.00% Senior Secured Notes, Due May 1, 2031	13.5	15.0
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	2.0	6.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	8.4	9.6
5.90% Senior Notes, Due December 15, 2030	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.2	4.5
Total Long-Term Debt	499.1	509.6
Less: Unamortized Debt Issuance Costs	3.3	3.6
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	495.8	506.0
Less: Current Portion(1)	6.7	8.2
Total Long-Term Debt, Less Current Portion	$489.1	$497.8

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

Interest Expense, Net (millions)	2022	2021	2020
Interest Expense
Long-Term Debt	$24.7	$26.0	$24.8
Short-Term Debt	3.0	0.8	1.4
Regulatory Liabilities	0.6	0.4	0.2
Subtotal Interest Expense	28.3	27.2	26.4
Interest Income
Regulatory Assets	(1.0)	(0.5)	(0.8)
AFUDC(1) and Other	(1.8)	(1.1)	(1.8)
Subtotal Interest Income	(2.8)	(1.6)	(2.6)
Total Interest Expense, Net	$25.5	$25.6	$23.8

(1)
AFUDC—Allowance for Funds Used During Construction

Credit Arrangements

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $295.9 million and $239.1 million for the years ended December 31, 2022 and December 31, 2021, respectively. Total gross repayments were $244.0 million and $229.7 million for the years ended December 31, 2022 and December 31, 2021, respectively. The following table details the borrowing limits, amounts outstanding and amounts available under the revolving Credit Facility as of December 31, 2022 and December 31, 2021:

	December 31,
Revolving Credit Facility (millions)	2022	2021
Limit	$200.0	$120.0
Short-Term Borrowings Outstanding	$116.0	$64.1
Available	$84.0	$55.9

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to permit liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under the Credit Facility are paid in full (or with respect to letters of credit, they are cash collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65%, tested on a quarterly basis. At December 31, 2022 and December 31, 2021, the Company was in compliance with the covenants contained in the Credit Facility in effect on that date. The Company believes it has sufficient sources of working capital to fund its operations.

The weighted average interest rates on all short-term borrowings were 3.3%, 1.2%, and 1.7% during 2022, 2021, and 2020, respectively.

Unitil Corporation and its utility subsidiaries, Fitchburg, Unitil Energy, Northern Utilities, and Granite State are currently rated “BBB+” by Standard & Poor’s Ratings Services. Unitil Corporation and Granite State are currently rated “Baa2”, and Fitchburg, Unitil Energy and Northern Utilities are currently rated “Baa1” by Moody’s Investors Services.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain natural gas pipeline and storage assets, resells the natural gas storage inventory to an asset manager and subsequently repurchases the inventory over the course of the natural gas heating season at the same price at which it sold the natural gas inventory to the asset manager. There was $20.1 million and $8.3 million of natural gas storage inventory at December 31, 2022 and 2021, respectively, related to these asset management agreements. The amount of natural gas inventory released in December 2022, which was payable in January 2023, was $3.8 million and was recorded in Accounts Payable at December 31, 2022. The amount of natural gas inventory released in December 2021, which was payable in January 2022, was $1.6 million and was recorded in Accounts Payable at December 31, 2021.

Contractual Obligations

The following table lists the Company’s contractual obligations for long-term debt as of December 31, 2022.

		Payments Due by Period
Long-Term Debt Contractual Obligations (millions) as of December 31, 2022	Total	2023	2024	2025	2026	2027	2028 & Beyond
Long-Term Debt	$499.1	$6.9	$4.9	$4.9	$37.9	$55.7	$388.8
Interest on Long-Term Debt	335.7	23.8	23.3	22.9	22.5	20.8	222.4
Total	$834.8	$30.7	$28.2	$27.8	$60.4	$76.5	$611.2

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the years ended December 31, 2022, 2021 and 2020 amounted to $1.8 million, $1.9 million and $1.8 million respectively. The balance sheet classification of the Company’s lease obligations was as follows:

	December 31,
Lease Obligations (millions)	2022	2021
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.5	$1.6
Other Noncurrent Liabilities (long-term portion)	2.8	3.1
Total Operating Lease Obligations	4.3	4.7
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.1	0.2
Total Capital Lease Obligations	0.2	0.3
Total Lease Obligations	$4.5	$5.0

Cash paid for amounts included in the measurement of operating lease obligations for the twelve months ended December 31, 2022 and 2021 was $1.8 million and $1.9 million, respectively and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.6 million and $0.7 million as of December 31, 2022 and 2021, respectively, less accumulated amortization of $0.4 million and $0.3 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of December 31, 2022. The payments for operating leases consist of $1.5 million of current operating lease obligations, which are included in Other Current Liabilities and $2.8 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2022. The payments for capital leases consist of $0.1 million of current Capital Lease Obligations, which are included in Other Current Liabilities, and $0.1 million of noncurrent Capital Lease Obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of December 31, 2022.

Lease Payments ($000’s) Year Ending December 31,	Operating Leases	Capital Leases
2023	$1,676	$114
2024	1,354	59
2025	783	26
2026	483	6
2027	206	3
2028-2032	104	—
Total Payments	4,606	208
Less: Interest	293	4
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$4,313	$204

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of December 31, 2022, the weighted average remaining lease term is 3.4 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.9%. As of December 31, 2021, the weighted average remaining lease term was 3.5 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.9%.

Guarantees

The Company provides limited guarantees on certain energy and natural gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of December 31, 2022, there were approximately $1.2 million of guarantees outstanding with a duration of less than one year.

Note 5: Equity

The Company has common stock outstanding and one of our subsidiaries has preferred stock outstanding.

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol “UTL”. The Company had 16,043,355 and 15,977,766 shares of common stock outstanding at December 31, 2022 and December 31, 2021, respectively. The Company has 25,000,000 shares of common stock authorized as of December 31, 2022 and December 31, 2021.

Unitil Corporation Common Stock Offering—On August 6, 2021, the Company issued and sold 800,000 shares of its common stock at a price of $50.80 per share in a registered public offering (Offering). The Company’s net increase to Common Equity and Cash proceeds from the Offering was approximately $38.6 million. The proceeds were used to make equity capital contributions to the Company’s regulated utility subsidiaries, to repay debt and for other general corporate purposes.

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

Dividend Reinvestment and Stock Purchase Plan—During 2022, the Company sold 18,853 shares of its common stock, at an average price of $52.18 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of $1.0 million. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

During 2021 and 2020, the Company raised $1.0 million and $1.1 million, respectively, through the issuance of 22,316 and 23,658 shares, respectively, of its common stock in connection with its DRP and 401(k) plans.

Common Shares Repurchased, Cancelled and Retired—Pursuant to the written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the Exchange Act), adopted by the Company on May 1, 2014, the Company may periodically repurchase shares of its common stock on the open market related to the stock portion of the Directors’ annual retainer. Until December 1, 2018, the Company also periodically repurchased shares of its common stock on the open market related to Employee Length of Service Awards. (See Part II, Item 5, for additional information). During 2022, 2021 and 2020, the Company repurchased 9,449, 8,012 and 13,194 shares of its common stock, respectively, pursuant to the Rule 10b5-1 trading plan. The expense recognized by the Company for these repurchases was $0.4 million, $0.4 million, and $0.5 million in 2022, 2021 and 2020, respectively.

During 2022, 2021 and 2020, the Company did not cancel or retire any of its common stock.

Stock-Based Compensation Plans—Unitil maintains a stock-based compensation plan. The Company accounts for its stock-based compensation plan in accordance with the provisions of the FASB Codification and measures compensation costs at fair value at the grant date.

Stock Plan—The Company maintains the Unitil Corporation Second Amended and Restated 2003 Stock Plan (the Stock Plan). Participants in the Stock Plan are selected by the Compensation Committee of the Board of Directors to receive awards under the Stock Plan, including: (i) awards of restricted shares that vest based on time (Time Restricted Shares); (ii) awards of restricted shares that vest based on performance (Performance Restricted Shares), effective January 24, 2023; or (iii) awards of restricted stock units (Restricted Stock Units). The Compensation Committee has the authority to determine the sizes of awards; determine the terms and conditions of awards in a manner consistent with the Stock Plan; construe and interpret the Stock Plan and any agreement or instrument entered into under the Stock Plan as they apply to participants; establish, amend, or waive rules and regulations for the Stock Plan’s administration as they apply to participants; and, subject to the provisions of the Stock Plan, amend the terms and conditions of any outstanding award to the extent such terms and conditions are within the discretion of the Compensation Committee as provided for in the Stock Plan. On April 19, 2012, the Company’s shareholders approved an amendment to the Stock Plan to, among other things, increase the maximum number of shares of common stock available for awards to plan participants.

The maximum number of shares available for awards to participants under the Stock Plan is 677,500. The maximum number of shares that may be awarded in any one calendar year to any one participant is 20,000. In the event of certain changes in capitalization of the Company, the Compensation Committee is authorized to make an equitable adjustment to the number and kind of shares of common stock that may be delivered under the Stock Plan and, in addition, may authorize and make an equitable adjustment to the Stock Plan’s annual individual award limit.

Time Restricted Shares

Outstanding awards of Time Restricted Shares fully vest over a period of four years at a rate of 25% each year. During the vesting period, dividends on Time Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an award.

Prior to the end of the vesting period, the Time Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement.

Time Restricted Shares issued for 2020 – 2022 in conjunction with the Stock Plan are presented in the following table:

Issuance Date	Shares	Aggregate Market Value (millions)
1/28/20	28,630	$1.8
7/28/20	3,000	$0.1
1/26/21	23,140	$0.9
1/25/22	36,770	$1.7

There were 45,473 and 37,621 non-vested Time Restricted Shares under the Stock Plan as of December 31, 2022 and 2021, respectively. The weighted average grant date fair value of these shares was $46.45 per share and $49.72 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recorded over the vesting period and was $2.1 million, $1.4 million and $2.2 million in 2022, 2021 and 2020, respectively. At December 31, 2022, there was approximately $0.8 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.5 years. There were 270 Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan during 2022. On January 24, 2023, there were 18,770 Time Restricted Shares issued under the Stock Plan with an aggregate market value of $1.0 million.

Performance Restricted Shares

Outstanding awards of Performance Restricted Shares vest after a performance period of three years based on the attainment of certain goals set by the Compensation Committee at the beginning of the performance period. If goals are met, awards of Performance Restricted Shares may vest fully; if goals are exceeded, awards of Performance Restricted Shares may vest fully and additional shares of common stock may be awarded; if goals are not met, a portion of the Performance Restricted Shares may vest and/or all or a portion of the Performance Restricted Shares may be forfeited. During the performance period, dividends on Performance Restricted Shares underlying the award may be credited to a participant’s account. The Company may deduct or withhold, or require a participant to remit to the Company, an amount sufficient to satisfy any taxes required by federal, state, or local law or regulation to be withheld with respect to any taxable event arising in connection with an award.

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement.

Initial awards of Performance Restricted Shares were granted January 24, 2023. No Performance Restricted Shares were awarded in 2022, 2021 or 2020. On January 24, 2023, there were 18,770 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.0 million.

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

The equity portion of Restricted Stock Units activity during 2022 and 2021 in conjunction with the Stock Plan are presented in the following table:

Restricted Stock Units (Equity Portion)
	2022		2021
	Units	Weighted Average Stock Price	Units	Weighted Average Stock Price
Beginning Restricted Stock Units	49,182	$41.67	43,192	$41.34
Restricted Stock Units Granted	3,595	$46.72	4,519	$43.35
Dividend Equivalents Earned	1,258	$53.20	1,471	$46.34
Restricted Stock Units Settled	(10,236)	$51.28	—	$—
Ending Restricted Stock Units	43,799	$40.17	49,182	$41.67

Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 include $1.0 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,861 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of December 31, 2022 and December 31, 2021. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the twelve month periods ended December 31, 2022 and December 31, 2021, respectively.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS).

(Millions except shares and per share data)	2022	2021	2020
Earnings Available to Common Shareholders	$41.4	$36.1	$32.2
Weighted Average Common Shares Outstanding—Basic (000’s)	15,991	15,373	14,951
Plus: Diluted Effect of Incremental Shares (000’s)	5	3	1
Weighted Average Common Shares Outstanding—Diluted (000’s)	15,996	15,376	14,952
Earnings per Share—Basic and Diluted	$2.59	$2.35	$2.15

The following table shows the number of weighted average non-vested restricted shares that were not included in the above computation of EPS because the effect would have been antidilutive.

	2022	2021	2020
Weighted Average Non-Vested Restricted Shares Not Included in EPS Computation	12,086	23,636	42,813

Note 6: Energy Supply

ELECTRIC POWER SUPPLY

Fitchburg, Unitil Energy, and Unitil Power each are members of the New England Power Pool (NEPOOL) and participate in the Independent System Operator—New England (ISO-NE) markets for the purpose of facilitating wholesale electric power supply transactions, which are necessary to serve Unitil’s electric customers with their supply of electricity.

Unitil’s customers in both New Hampshire and Massachusetts are entitled to purchase their electric supply from competitive third-party suppliers. As of December 2022, 80% of Unitil’s largest New Hampshire customers, representing 24% of Unitil’s New Hampshire electric kilowatt-hour (kWh) sales, and 86% of Unitil’s largest Massachusetts customers, representing 34% of Unitil’s Massachusetts electric kWh sales, purchased their electric power supply in the competitive market. Additionally, cities and towns in Massachusetts may, with approval from the MDPU, implement municipal aggregations whereby the municipality purchases electric power on behalf of all citizens and businesses that do not opt out of the aggregation. The Towns of Lunenburg and Ashby have active municipal aggregations. Customers in Lunenburg comprise about 17% of Fitchburg’s customer base, and customers in Ashby comprise another 4%. On December 31, 2020, the city of Fitchburg filed with the MDPU for approval of its Aggregation Plan. The aggregation is expected to be implemented in March 2023. Customers located in the city of Fitchburg comprise about 69% of Fitchburg’s sales.

Most residential and small commercial customers continue to purchase their electric supply through Unitil’s electric distribution utilities under regulated energy rates and tariffs. As of December 2022, 28% of Unitil’s residential customers in Massachusetts purchased their electricity from a third-party supplier, up 1% from December 2021. In New Hampshire, the percentage of residential customers purchasing electricity from a third-party supplier in 2022 was 9% which is an increase of 1% from December 2021. Municipal aggregation is now provided for in New Hampshire, but no aggregations have begun in Unitil Energy’s service area.

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

Fitchburg typically maintains power supply contracts with various wholesale suppliers for the provision of Basic Service electric supply. Pursuant to MDPU policy, Basic Service power supply contracts for residential and for small and medium general service customers are acquired every six months, are 12 months in duration and provide 50 percent of the supply requirements. On June 13, 2012, the MDPU approved Fitchburg’s request to discontinue the procurement process for Fitchburg’s large customers and become the load-serving entity for these customers. As such, Fitchburg procures electric power supply for large account customers directly through ISO-NE’s markets. Starting in 2021, the impending City of Fitchburg municipal aggregation limited Fitchburg’s ability to purchase Basic Service supply from wholesale suppliers for terms longer than six months for residential and small commercial customers. As a result of uncertainty around the timing of the Fitchburg aggregation launch as well as energy price volatility, Fitchburg received no supply offers in its most recent solicitation, conducted in late 2022. As such, beginning December 1, 2022, Fitchburg began procuring electric supply for residential and small commercial customers directly from the ISO New England markets.

The NHPUC and MDPU regularly review alternatives to their procurement policy, and currently have open investigations in procurements processes, which may lead to future changes in this regulated power supply procurement structure.

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

Northern Utilities’ Commercial and Industrial (C&I) customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Northern Utilities’ large, and some of its medium, C&I customers purchase their gas supply from third-party suppliers. Most small C&I customers, and all residential customers, purchase their gas supply from Northern Utilities under regulated rates and tariffs. As of December 2022, 73% of Unitil’s largest New Hampshire gas customers, representing 38% of Unitil’s New Hampshire gas therm sales, and 54% of Unitil’s largest Maine customers, representing 23% of Unitil’s Maine gas therm sales, purchased their gas supply from a third-party supplier.

Fitchburg’s residential and C&I business customers are entitled to purchase their natural gas supply from third-party gas suppliers. Many of Fitchburg’s large, and some of its medium, C&I customers, purchase their gas supply from third-party suppliers. Most of Fitchburg’s residential and small C&I customers continue to purchase their supplies at regulated rates from Fitchburg. As of December 2022, 70% of Unitil’s largest Massachusetts gas customers, representing 28% of Unitil’s

Massachusetts gas therm sales, purchased their gas supply from third-party suppliers. The approved costs associated with natural gas supplied to customers who do not contract with third-party suppliers are recovered on a pass-through basis through periodically adjusted rates, and are included in Cost of Gas Sales in the Consolidated Statements of Earnings.

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

Northern Utilities has available under firm contract 85,500 million British Thermal Units (MMBtu) per day of year-round and an additional 44,000 MMBtu of winter seasonal transportation capacity to its distribution facilities, and 4.3 billion cubic feet (BCF) of underground storage. As a supplement to pipeline natural gas, Northern Utilities owns an LNG storage and vaporization facility. This plant is used principally during peak load periods to augment the supply of pipeline natural gas.

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

Note 7: Commitments and Contingencies

Regulatory Matters

Overview—Unitil’s distribution utilities deliver electricity and/or natural gas to customers in the Company’s service territories at rates established under traditional cost of service regulation. Under this regulatory structure, Unitil Energy, Fitchburg, and Northern Utilities are provided the opportunity to recover the cost of providing distribution service to their customers based on a representative test year, in addition to earning a return on their capital investment in utility assets. Unitil Energy, Northern Utilities' New Hampshire division, and Fitchburg’s electric and gas divisions operate under revenue decoupling mechanisms.

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

Northern Utilities - Base Rates - New Hampshire - On July 20, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on August 2, 2021 by Northern Utilities. The Order approves a comprehensive Settlement Agreement between the Company, the New Hampshire Department of Energy (DOE), and the Office of the Consumer Advocate (OCA). As provided in the Settlement Agreement, in addition to authorizing an increase to permanent distribution rates of $6.1 million, effective August 1, 2022, the Order (1) approves a revenue decoupling mechanism and (2) allows for a step adjustment effective September 1, 2022 covering the additional revenue requirement resulting from changes in Net Plant in Service associated with non-growth investments for the period January 1, 2021, through December 31, 2021. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of 9.3% and a capital structure reflecting 52% equity and 48% long-term debt. In light of the Step Adjustment, the Company shall not file a distribution rate case with the Commission before January 1, 2024 (the Stay-Out Period). However, during the term of the Stay-Out Period, the Company will be allowed to adjust distribution rates upward or downward resulting from a singular (not collective) exogenous event that exceeds $200,000. On June 8, 2022, the Company filed for its step increase of approximately $1.6 million of annual revenue, for rates effective as of September 1, 2022, to recover eligible 2021 capital investments. On August 31, 2022, the NHPUC approved the Company’s filing. The increase in permanent rates was reconciled back to October 1, 2021, the effective date of temporary rates previously approved in this docket.

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

Fitchburg - Base Rates - Electric - Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation. On June 24, 2022, the MDPU issued an Order approving the Company’s filing. On November 2, 2022, Fitchburg filed its cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures.

The MDPU allowed the associated rate increase to become effective on January 1, 2023, subject to further investigation and reconciliation.

On April 17, 2020, the MDPU approved a settlement agreement entered into by the Company and the Massachusetts Office of the Attorney General providing for a distribution increase of $1.1 million, effective November 1, 2020. The Company’s subsequent Compliance Filing reflected an adjusted distribution increase of $0.9 million, a decrease of $0.2 million from the original settlement amount due to the finalization of actual rate case expenses. On May 21, 2020, the MDPU approved the Company’s Compliance Filing. The agreement provides for a Return on Equity of 9.7% and a capital structure reflecting 52.45% equity and 47.55% long-term debt. Under the agreement, the Company will not increase or redesign base distribution rates to become effective prior to November 1, 2023, though the Company may seek cost recovery for certain exogenous events that meet a revenue threshold of $0.1 million. The agreement also provides for the implementation of a major storm reserve fund, whereby the Company may recover the costs of restoration for qualifying storm events. In addition, the agreement provides for the extension of the annual capital cost recovery mechanism, modified to allow the recovery of property tax on the cumulative net capital expenditures.

On September 22, 2022, Fitchburg filed a petition with the MDPU to adjust its base distribution rates by $0.7 million effective January 1, 2023 to recover costs due to the exogenous event described below. The filing also includes a request to recover the exogenous costs incurred from July 2021 through December 2022 through a reconciling mechanism over a 24 month period, beginning January 1, 2023. The Massachusetts Department of Revenue has determined that the “net book value” or “NBV” of utility plant is no longer the basis of valuation for utility property. Most of the municipalities that levy property taxes on Fitchburg have adopted a hybrid valuation approach that increases property tax expense over and above what it would be if NBV was used as the basis of valuation. The change in valuation is a regulatory change that is outside the Company’s control and it uniquely affects the electric and gas industries, thus it is an exogenous event. On December 30, 2022, the MDPU approved the Company’s request to adjust its base distribution rates effective January 1, 2023 and to recover deferred costs of $1.1 million incurred from July 2021 through December 2022 through a reconciling mechanism over a 24 month period, also beginning January 1, 2023.

Fitchburg - Base Rates - Gas - Pursuant to its revenue decoupling adjustment clause tariff, as approved in its last base rate case, the Company is allowed to modify, on a semi-annual basis, its base distribution rates to an established revenue per customer target in order to mitigate economic, weather, and energy efficiency effects to the Company’s revenues. The MDPU consistently has found the Company’s filings are in accord with its approved tariffs, applicable law and precedent, and that they result in just and reasonable rates.

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

In its September 22, 2022 exogenous cost filing as discussed above, the Company also requested to adjust its gas base distribution rates by $0.7 million effective March 1, 2023 to recover these exogenous costs. The filing also includes a request to recover the exogenous costs incurred from July 2021 through February 2023 through a reconciling mechanism over a 24 month period, beginning March 1, 2023. On December 30, 2022, the MDPU approved the Company’s request to adjust its base distribution rates effective March 1, 2023 and to recover deferred costs of $1.2 million incurred from July 2021 through February 2023 through a reconciling mechanism over a 24 month period, also beginning March 1, 2023.

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 29, 2021 requested recovery of approximately $3.3 million, and received final approval on April 28, 2022, effective May 1, 2022. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2022, requested recovery of approximately $4.5 million. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

Granite State - Base Rates -On November 30, 2020, the FERC approved Granite State’s filing of an uncontested rate settlement which provides for an increase in annual revenues of approximately $1.3 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall investment cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023.

On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On August 19, 2022, the FERC accepted Granite State’s second limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.3 million, effective September 1, 2022.

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

Fitchburg - Grid Modernization - On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan, which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. On October 7, 2022, the MDPU issued a “Track 1” Order approving a budget cap of $9.3 million through 2025 for previously deployed or preauthorized grid modernization investments. On November 30, 2022, the MDPU issued its “Track 2” Order addressing new technologies and Advanced Metering Infrastructure (AMI) proposals. The MDPU preauthorizes a four-year $1.5 million budget for Fitchburg’s additional grid-facing investments. Any spending over the total budget cap is not eligible for targeted cost recovery through its Grid Modernization Factor (GMF), and instead, may be recovered by the Company in a base distribution rate proceeding subsequent to a prudency finding by the MDPU in a GMF filing or term review Order. The MDPU also preauthorized the Company’s AMI meter replacement investments, with a budget of $11.2 million through 2025. Additionally, the MDPU provided preliminary approval for the Company’s customer engagement and experience and data sharing platform investments, with a combined budget of $2.3 million through 2025. The Company may recover eligible costs incurred for preauthorized grid-facing investments and customer-facing investments that will be made during the 2022-2025 GMP term through the GMFs, subject to certain modifications to the Company’s GMF tariff and a final prudence review. The MDPU also directed the Company to submit a proposed AMI opt-out tariff with full support for any proposed opt-out fees as a compliance filing by April 1, 2023.

On September 7, 2022, in docket DPU 15-121, the MDPU directed the electric distribution companies (EDCs) to apply a protocol for identifying and tracking incremental grid modernization O&M expense for recovery through the GMFs.

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2022, Fitchburg filed its GMF rate adjustment and reconciliation filing pursuant to the Company’s GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of $0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation.

Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals - The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, engaged an independent consultant to conduct a study and prepare a report (Consultant Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the

Commonwealth achieve its net-zero GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources (DOER). Following an active stakeholder process, on March 18, 2022, Consultant Reports on decarbonization pathways, regulatory designs and stakeholder engagement were submitted to the MDPU. Also on March 18, 2022, the LDCs, including Fitchburg, submitted proposals to the MDPU that include the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Consultant Reports. The MDPU held a technical session on the Consultant Report on March 30, 2022 and a technical session on the LDC proposals on April 15, 2022. Discovery by the MDPU is complete, and the LDCs responded to stakeholder comments on July 29, 2022. Final comments from stakeholders replying to the LDCs’ comments and making any other final remarks for the MDPU’s consideration were filed on October 14, 2022.

Fitchburg – Electric Vehicle (EV) Proceeding – On December 30, 2022, the MDPU issued an order approving Fitchburg’s five-year EV program with a $1.0 million budget consisting of: (1) public infrastructure offering ($0.5 million); (2) Electric Vehicle Supply Equipment (EVSE) incentives for residential segment ($0.3 million); and (3) marketing and outreach ($0.2 million). The Company may shift spending between program segments and between years over the five-year term of its program, subject to a 15 percent cap. Any spending above the approved EV program budget or above the 15 percent cap for each program segment is not eligible for targeted cost recovery through the GMF and, instead, may be recovered in a base distribution rate proceeding subsequent to a prudency finding by the MDPU. Further, the MDPU will convene an EV stakeholder process to finalize EV program performance metrics. Once performance metrics are finalized, the MDPU will require the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input and will determine next steps at that time. The MDPU directs the Companies to submit annual reports that document their performance and these reports will be due on or before May 15th of each year. The first EV annual report is due May 15, 2024. The Company shall file annual rate adjustment and reconciliation filings on or before April 15, with rates effective June 1. The MDPU accepted the Company’s Demand Charge Alternative proposal and directed implementation within six months. The Demand Charge Alternative is offered for a ten-year period with tiered rates to separately-metered EV general delivery service customers. Finally, the MDPU accepted the Company’s proposed residential EV TOU rate.

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

Fitchburg - Massachusetts Request for Proposals (RFPs) - Pursuant to Section 83C of “An Act to Promote Energy Diversity” (2016) (the Act), the Massachusetts EDCs, including Fitchburg, are required to jointly procure a total of 1,600 MW of offshore wind by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Fitchburg’s pro rata share of these contracts is approximately 1%.

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and power purchase agreements (PPAs) for 9,554,940 MWh of hydroelectric generation and associated environmental attributes from Hydro-Quebec Energy

Services (U.S.), Inc. were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts.

The EDCs issued an initial RFP pursuant to Section 83C in June 2017. On July 23, 2018, the EDCs, filed two long-term contracts with Vineyard Wind, each for 400 MW of offshore wind energy generation, for approval by the MDPU. On April 12, 2019, the MDPU approved the offshore wind energy generation PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The EDCs issued a second RFP pursuant to Section 83C to procure an additional 800 MW of offshore wind energy generation in May 2019. The EDCs filed for approval of two PPAs with Mayflower Wind Energy LLC, each for 400 MW of offshore wind energy generation, in February 10, 2020. On November 5, 2020, the MDPU approved the second RFP PPAs. In both cases, the MDPU approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts.

In accordance with “An Act to Advance Clean Energy” (2018) the Massachusetts Department of Energy Resources (DOER) recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with Mayflower Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside and vacate the MDPU’s Order approving the PPAs. On the same day, Mayflower Wind submitted a motion to the MDPU requesting that it extend the period for filing an appeal (which otherwise expired on January 19, 2023) by five business days from the date that the motion is approved. The appeal and the motion are pending.

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027; an additional 2,400 MW of offshore wind capacity remains to be procured in the future. The next RFP for offshore wind is expected to be released in May 2023 for at least 400 MW and up to 2,400 MW of additional offshore wind capacity.

Section 82 of the Acts of 2022 authorizes DOER to coordinate with other New England states to consider projects for long-term clean energy generation, transmission or capacity for the benefit of residents of the Commonwealth and the region. If DOER, in consultation with the Attorney General, determines that a project would satisfy all of the benefits listed in Section 82, the EDCs shall enter into cost-effective long-term contracts. On October 26, 2022, the Maine PUC announced its selection of a Transmission Project and a Generation Project to promote renewable energy development in northern Maine. On December 30, 2022, the DOER made a determination that the selected projects would have benefits to Massachusetts and the region. Pursuant to Section 82, Massachusetts EDCs shall enter into cost-effective long-term contracts with a maximum term of twenty years upon such a finding by the DOER. Fitchburg is in the process of evaluating potential contractual commitments under Section 82.

FERC Transmission Formula Rate Proceedings - Pursuant to Section 206 of the Federal Power Act, there are several pending proceedings before the FERC concerning the justness and reasonableness of the Return on Equity (ROE) component of the ISO-New England, Inc. Participating Transmission Owners’ (PTOs) Regional Network Service and Local Network Service formula rates. In August 2013, FERC had found that the Transmission Owners existing ROE was unlawful, and set a new ROE. On April 14, 2017, the U.S. Court of Appeals for the D.C. Circuit (the Court) issued an opinion vacating and remanding FERC’s decision, finding that FERC had failed to articulate a satisfactory explanation for its orders. At this time, the ROE set in the vacated order will remain in place until further FERC action is taken. On November 21, 2019 the FERC issued an order in EL14-12, Midcontinent Independent System Operator ROE, in which FERC outlined a new methodology for calculating the ROE. The New England Transmission Owners (NETOs) thereafter filed a motion to reopen the record in their pending ROE dockets, which has been granted. This matter remains pending. The Company does not believe these proceedings will have a material adverse effect on its financial condition or results of operations.

On December 13, 2022, RENEW Northeast, Inc., a non-profit entity that advocates for the business interests of renewable power generators in New England filed a complaint with FERC against ISO-NE and the PTOs requesting a determination that certain open-access transmission tariff schedules are unjust and unreasonable to the extent they permit PTOs to directly assign to interconnection customers O&M costs associated with network upgrades. Fitchburg and Unitil Energy are PTOs, although Unitil Energy does not own transmission plant. The PTOs answered the complaint on January 23, 2023. This matter remains pending.

Contractual Obligations

The following table lists the Company’s known specified gas and electric supply contractual obligations as of December 31, 2022.

		Payments Due by Period
Gas and Electric Supply Contractual Obligations (millions) as of December 31, 2022	Total	2023	2024	2025	2026	2027	2028 & Beyond
Gas Supply Contracts	$514.6	$66.5	$47.4	$45.2	$44.3	$43.8	$267.4
Electric Supply Contracts	12.5	1.2	1.2	1.2	1.2	1.2	6.5
Total	$527.1	$67.7	$48.6	$46.4	$45.5	$45.0	$273.9

The Company and its subsidiaries have material energy supply commitments (see Note 6 Energy Supply). Cash outlays for the purchase of electricity and natural gas to serve customers are subject to reconciling recovery through periodic changes in rates, with carrying charges on deferred balances. From year to year, there are likely to be timing differences associated with the cash recovery of such costs, creating under- or over-recovery situations at any point in time. Rate recovery mechanisms are typically designed to collect the under-recovered cash or refund the over-collected cash over subsequent periods of less than a year.

Legal Proceedings

The Company is involved in legal and administrative proceedings and claims of various types, including those which arise in the ordinary course of business. The Company believes, based upon information furnished by counsel and others, that the ultimate resolution of these claims will not have a material effect on its financial position, operating results or cash flows.

Environmental Matters

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of December 31, 2022, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities submitted the review in January 2022, and the NH DES directed that soil treatability studies as part of a Remedial Action Plan (RAP) be developed in June 2022. The

Company submitted the studies and RAP to the NH DES in December 2022; the RAP included three remediation alternatives for consideration by NH DES. In anticipation of the probable NH DES approval of one of the remediation alternatives and subsequent request for project design, the Company has accrued $2.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations. The Company has determined that the high end of the range of reasonably possible remediation costs for the Rochester site could be $5.6 million based on remediation alternatives. Northern Utilities anticipates the commencement of remediation activities in 2024.

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

Fitchburg’s Manufactured Gas Plant Site - Fitchburg has worked with the Massachusetts Department of Environmental Protection (Mass DEP) to address environmental concerns with the former MGP site at Sawyer Passway, and has substantially completed remediation activities, though on site monitoring continues. In April 2020, Fitchburg received notification from the Massachusetts Department of Transportation (Mass DOT) that a portion of the site may be incorporated into the proposed Twin City Rail Trail with an anticipated completion date in 2024. Depending upon the final agreement between Fitchburg and Mass DOT, additional minor costs are expected prior to completion.

In August 2021, the Mass DEP issued a Notice of Non-compliance to FGE following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. Fitchburg began the investigation in November 2021 with the Mass DEP expanding the scope in June 2022 to include an observed river seep. FGE submitted the results of its investigation and an Immediate Response Action (IRA) plan associated with the river seep to the Mass DEP in December 2022. The Mass DEP has review and approval authority over the IRA plan’s recommendations, and FGE anticipates a limited remediation effort associated with the seep in 2023. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation (SSI) and identify whether there is a need to conduct further investigation or remedial actions. Unitil Energy began the SSI in December 2021 with the NH DES extending the SSI scope in June 2022 to further delineate potential impacts. Unitil Energy completed the field portion of the SSI in September 2022 and anticipates submitting a report to the NH DES in the first quarter of 2023. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the years-ended December 31, 2022 and 2021.

	December 31,
Environmental Obligations (millions)	2022	2021
Total Balance at Beginning of Period	$2.7	$2.1
Additions	2.0	0.9
Less: Payments / Reductions	0.3	0.3
Total Balance at End of Period	4.4	2.7
Less: Current Portion	0.6	0.5
Noncurrent Balance at End of Period	$3.8	$2.2

Note 8: Income Taxes

Provisions for Federal and State Income Taxes reflected as operating expenses in the accompanying consolidated statements of earnings for the years ended December 31, 2022, 2021, and 2020 are shown in the following table:

	(in millions)
	2022	2021	2020
Current Income Tax Provision
Federal	$—	$—	$0.3
State	0.2	0.7	0.6
Total Current Income Taxes	$0.2	$0.7	$0.9
Deferred Income Tax Provision
Federal	$6.6	$7.3	$6.5
State	4.4	3.5	2.8
Total Deferred Income Taxes	11.0	10.8	9.3
Total Income Tax Expense	$11.2	$11.5	$10.2

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	2022	2021	2020
Statutory Federal Income Tax Rate	21%	21%	21%
Income Tax Effects of:
State Income Taxes, net	6%	6%	6%
Utility Plant Differences	(6)%	(3)%	(4)%
Other, net	—%	—%	1%
Effective Income Tax Rate	21%	24%	24%

Temporary differences which gave rise to deferred tax assets and liabilities in 2022 and 2021 are shown in the following table:

Temporary Differences (in millions)	2022	2021
Deferred Tax Assets
Retirement Benefit Obligations	$11.0	$34.1
Net Operating Loss Carryforwards	3.5	4.1
Tax Credit Carryforwards	1.0	0.7
Other, net	1.4	1.3
Total Deferred Tax Assets	$16.9	$40.2
Deferred Tax Liabilities
Utility Plant Differences	168.3	$157.4
Regulatory Assets & Liabilities	11.3	9.4
Other, net	0.7	1.1
Total Deferred Tax Liabilities	180.3	167.9
Net Deferred Tax Liabilities	$163.4	$127.7

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at December 31, 2022 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2021; December 31, 2020; and December 31, 2019.

Income tax filings for the year ended December 31, 2021 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2021 which were filed with the IRS in October 2022, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $2.4 million. As of December 31, 2022, the Company recognized the utilization of approximately $2.8 million of the NOLC asset to offset current taxes payable. In addition, at December 31, 2022, the Company had $1.0 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

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

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA included new taxes on corporations, including the Corporate Alternative Minimum Tax (AMT) and the Excise Tax on Repurchase of Corporate Stock. The AMT is equal to 15% of a corporation’s adjusted financial statement income (AFSI). The AMT applies to companies that have a 3 year average AFSI of greater than $1 billion. The IRA also extended and modified certain renewable energy related credits.

The Company has evaluated each of the CARES, CAA, ARPA and IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of December 31, 2022. The Company has recorded a reduction in payroll taxes related to the ERC for $0.4 million in 2021 and $0.6 million in 2020. These credits were recorded as a reduction to payroll tax expense which is recorded in Taxes Other Than Income Taxes in the Consolidated Statements of Earnings.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction of the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) and recorded a net Regulatory Liability in the amount of $48.9 million at December 31, 2017. The Company expects to flow through to customers $47.1 million of excess ADIT in utility base rates. Approximately $1.8 million of excess ADIT was created through reconciling mechanisms at December 31, 2017, which had not been previously collected from customers through utility rates. The Company reconciled these excess ADIT amounts through the specific reconciliation mechanisms in each of those individual reconciling mechanisms which were reviewed by state regulators. The benefit of protected excess ADIT amounts will be subject to flow back to customers in utility rates according to the Average Rate Assumption Method (ARAM). The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. As of December 31, 2022, the Company flowed back $6.4 million to customers in its Massachusetts, Maine, New Hampshire and federal jurisdictions.
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

The following table includes the key assumptions used in determining the Company’s benefit plan costs and obligations:

	2022	2021	2020
Used to Determine Plan costs for years ended December 31:
Discount Rate	2.85%	2.50%	3.25%
Rate of Compensation Increase	3.00%	3.00%	3.00%
Expected Long-term rate of return on plan assets	7.50%	7.50%	7.40%
Health Care Cost Trend Rate Assumed for Next Year	6.20%	6.60%	7.00%
Ultimate Health Care Cost Trend Rate	4.50%	4.50%	4.50%
Year that Ultimate Health Care Cost Trend Rate is reached	2029	2029	2029

Used to Determine Benefit Obligations at December 31:
Discount Rate	5.25%	2.85%	2.50%
Rate of Compensation Increase	3.00%	3.00%	3.00%

The health care cost trend rate used to determine benefit obligations at December 31, 2022 for pre-65 retirees is 8.00%, with an ultimate rate of 4.50% in 2030, and for post-65 retirees, the health care cost trend rate is 6.25%, with an ultimate rate of 4.50% in 2030. The health care cost trend rate used to determine benefit obligations at December 31, 2021 for both pre-65 and post-65 retirees is 6.20%, with an ultimate rate 4.50% in 2029. The health care cost trend rate used to determine benefit obligations at December 31, 2020 for both pre-65 and post-65 retirees is 6.60%, with an ultimate rate 4.50% in 2029.

The Discount Rate assumptions used in determining retirement plan costs and retirement plan obligations are based on an assessment of current market conditions using high quality corporate bond interest rate indices and pension yield curves. For 2022, a change in the discount rate of 0.25% would have resulted in an increase or decrease of approximately $672,000 in the Net Periodic Benefit Cost (NPBC). The Rate of Compensation Increase assumption used for 2022 was based on the expected long-term increase in compensation costs for personnel covered by the plans.

The following table provides the components of the Company’s Retirement plan costs (000’s):

	Pension Plan			PBOP Plan			SERP
	2022	2021	2020	2022	2021	2020	2022	2021	2020

Service Cost	$3,165	$3,472	$3,322	$2,890	$3,034	$2,698	$273	$354	$283

Interest Cost	5,486	5,003	5,776	3,194	2,740	3,121	472	458	549

Expected Return on Plan Assets	(10,883)	(9,693)	(9,019)	(3,415)	(2,508)	(2,063)	—	—	—

Prior Service Cost Amortization	356	301	320	1,092	1,208	1,210	55	56	57

Actuarial Loss Amortization	5,507	8,089	6,472	1,020	1,045	744	794	1,489	1,036

Sub-total	3,631	7,172	6,871	4,781	5,519	5,710	1,594	2,357	1,925

Amounts Capitalized or Deferred	(1,085)	(3,384)	(3,083)	(2,388)	(3,136)	(2,865)	(472)	(712)	(579)
NPBC Recognized	$2,546	$3,788	$3,788	$2,393	$2,383	$2,845	$1,122	$1,645	$1,346

The Company bases the actuarial determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the fair value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of the market-related assets will be affected as previously deferred gains or losses are recognized. The Company’s pension expense for the years 2022, 2021 and 2020 before capitalization and deferral was $3.6 million, $7.2 million and $6.9 million, respectively. Had the Company used the fair value of assets instead of the market-related value, pension expense for the years 2022, 2021 and 2020 would have been $2.4 million, $6.1 million and $6.5 million respectively, prior to amounts capitalized or deferred.

The following table represents information on the plans’ assets, projected benefit obligations (PBO), and funded status (000’s):

	Pension Plan		PBOP Plan		SERP
Change in Plan Assets:	2022	2021	2022	2021	2022	2021

Plan Assets at Beginning of Year	$152,006	$137,406	$42,651	$32,847	$—	$—

Actual Return on Plan Assets	(19,984)	16,989	(6,810)	3,586	—	—

Employer Contributions	3,800	4,100	12,153	8,903	637	637

Participant Contributions	—	—	279	220	—	—

Benefits Paid	(9,724)	(6,489)	(3,503)	(2,905)	(637)	(637)
Plan Assets at End of Year	$126,098	$152,006	$44,770	$42,651	$—	$—

Change in PBO:

PBO at Beginning of Year	$199,418	$206,092	$112,087	$106,831	$17,714	$20,225

Service Cost	3,165	3,472	2,890	3,034	273	354

Interest Cost	5,486	5,003	3,194	2,740	472	458

Participant Contributions	—	—	279	220	—	—

Plan Amendments	—	674	—	—	—	—

Benefits Paid	(9,724)	(6,489)	(3,503)	(2,905)	(637)	(637)

Actuarial (Gain) or Loss	(51,392)	(9,334)	(58,437)	2,167	(3,012)	(2,686)
PBO at End of Year	$146,953	$199,418	$56,510	$112,087	$14,810	$17,714
Funded Status: Assets vs PBO	$(20,855)	$(47,412)	$(11,740)	$(69,436)	$(14,810)	$(17,714)

The decrease in the PBO for the Pension, PBOP and SERP plans as of December 31, 2022 compared to December 31, 2021 primarily reflects an increase in the assumed discount rate as of December 31, 2022. Additionally, as of the end of 2022, the Company changed from a Medicare Supplement plan to a Medicare Advantage plan, which resulted in a significant reduction in the PBO for the PBOP plan as of December 31, 2022.

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

The Company has recorded on its consolidated balance sheets as a liability the underfunded status of its and its subsidiaries’ retirement benefit obligations based on the projected benefit obligation. The Company has recognized Regulatory Assets, net of deferred tax benefits, of $29.1 million and $86.4 million at December 31, 2022 and 2021, respectively, to account for the future collection of these plan obligations in electric and gas rates. These amounts are recovered primarily over the average remaining service periods or life expectancies of employees covered by the benefit plans.

The Accumulated Benefit Obligation (ABO) is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and the ABO is that the PBO includes projected compensation increases. The ABO for the Pension Plan was $138.3 million and $185.1 million as of December 31, 2022 and 2021, respectively. The ABO for the SERP was $13.9 million and $17.5 million as of December 31, 2022 and 2021, respectively. For the PBOP Plan, the ABO and PBO are the same. (See Note 1 (Summary of Significant Accounting Policies) for further discussion of SERP funding.)

The Company, along with its subsidiaries, expects to continue to make contributions to its Pension Plan in 2023 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension Plan costs.

The following table represents employer contributions, participant contributions and benefit payments (000’s).

	Pension Plan			PBOP Plan			SERP
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Employer Contributions	$3,800	$4,100	$4,665	$12,153	$8,903	$4,156	$637	$637	$654
Participant Contributions	$—	$—	$—	$279	$220	$240	$—	$—	$—
Benefit Payments	$9,724	$6,489	$6,038	$3,503	$2,905	$2,568	$637	$637	$654

The following table represents estimated future benefit payments (000’s).

Estimated Future Benefit Payments
	Pension	PBOP	SERP
2023	$7,952	$2,624	$637
2024	8,458	2,752	636
2025	8,569	2,935	1,167
2026	9,608	3,170	1,241
2027	10,317	3,317	1,233
2028-2032	55,402	18,141	6,006

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

Pension Plan	Target Allocation	Actual Allocation at December 31,
	2023	2022	2021	2020
Equity Funds	56%	53%	57%	58%
Debt Funds	39%	38%	38%	37%
Real Estate Fund	5%	7%	4%	4%
Other(1)	—	2%	1%	1%
Total		100%	100%	100%

(1)
Represents investments being held in cash equivalents as of December 31, 2022, December 31, 2021 and December 31, 2020 pending payment of benefits.

PBOP Plan	Target Allocation	Actual Allocation at December 31,
	2023	2022	2021	2020
Equity Funds	55%	55%	56%	55%
Debt Funds	45%	45%	44%	45%
Total		100%	100%	100%

The combination of these target allocations and expected returns resulted in the overall assumed long-term rate of return of 7.50% for 2022. The Company evaluates the actuarial assumptions, including the expected rate of return, at least annually. The primary financial objective of the plans is to earn their expected long-term returns without assuming undue risks of funded status volatility. The target rate of return for the Plans has been based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021. Please also see Note 1 (Summary of Significant Accounting Policies) for a discussion of the Company’s fair value accounting policy.

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

Assets measured at fair value on a recurring basis for the Pension Plan as of December 31, 2022 and 2021 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2022
Pension Plan Assets:
Mutual Funds:
Equity Funds	$67,332	$67,332	$—	$—
Fixed Income Funds	47,646	47,646	—	—
Total Mutual Funds	114,978	114,978	—	—
Cash Equivalents	2,598	2,598
Total Assets in the Fair Value Hierarchy	$117,576	$117,576	$—	$—
Real Estate Fund–Measured at Net Asset Value	8,522
Total Assets	$126,098
2021
Pension Plan Assets:
Mutual Funds:
Equity Funds	$86,356	$86,356	$—	$—
Fixed Income Funds	57,883	57,883	—	—
Total Mutual Funds	144,239	144,239	—	—
Cash Equivalents	912	912
Total Assets in the Fair Value Hierarchy	$145,151	$145,151	$—	$—
Real Estate Fund–Measured at Net Asset Value	6,855
Total Assets	$152,006

Redemptions of the Real Estate Fund are subject to a sixty-five day notice period and the fund is valued quarterly. There are no unfunded commitments.

Assets measured at fair value on a recurring basis for the PBOP Plan as of December 31, 2022 and 2021 are as follows (000’s):

	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2022
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$20,156	$20,156	$—	$—
Equity Funds	24,614	24,614	—	—
Total Assets	$44,770	$44,770	$—	$—

2021
PBOP Plan Assets:
Mutual Funds:
Fixed Income Funds	$18,882	$18,882	$—	$—
Equity Funds	23,769	23,769	—	—
Total Assets	$42,651	$42,651	$—	$—

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

The Company’s contributions to the 401(k) Plan were $3.5 million, $3.3 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded as of December 31, 2022 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Unitil management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based upon criteria established in the “Internal Control–Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, Unitil management concluded that Unitil’s internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which appears in Part II, Item 8 herein.

Changes in Internal Control over Financial Reporting

There have been no changes in Unitil’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Unitil’s internal control over financial reporting.

Item 9B. Other Information

On February 14, 2023, the Company issued a press release announcing its results of operations for the year ended December 31, 2022. The press release is furnished with this Annual Report on Form 10-K as Exhibit 99.1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth in the “Proposal 1: Election of Directors” section and the “Description of Management” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, is set forth in the “Corporate Governance and Policies of the Board—Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023. Information regarding the Company’s Audit Committee is set forth in the “Committees of the Board—Audit Committee” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023. Information regarding the Company’s Code of Ethics is set forth in the “Corporate Governance and Policies of the Board—Code of Ethics” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023. Information regarding procedures by which shareholders may recommend nominees to the Company’s Board of Directors is set forth in the “Corporate Governance and Policies of the Board—Nominations” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023.

Item 11. Executive Compensation

Information required by this Item is set forth in the “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is set forth in the “Beneficial Ownership” section of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023, as well as the Equity Compensation Plan Information table in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the “Corporate Governance and Policies of the Board—Transactions with Related Persons” and the “Corporate Governance and Policies of the Board—Director Independence” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023.

Item 14. Principal Accountant Fees and Services

Information required by this Item is set forth in the “Audit Committee Report—Principal Accountant Fees and Services” and the “Audit Committee Report—Audit Committee Pre-Approval Policy” sections of the Proxy Statement relating to the Annual Meeting of Shareholders to be held April 26, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)—LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•
Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP; PCAOB ID No. 34)
•
Consolidated Statements of Earnings for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Balance Sheets—December 31, 2022 and 2021
•
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•
Consolidated Statements of Changes in Common Stock Equity for the years ended December 31, 2022, 2021 and 2020
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

Exhibit 4.1 to Form 10-K for 2002 (SEC File No. 1-8858)

4.2	Fitchburg Note Agreement dated November 1, 1993 for the 6.75% Notes due November 30, 2023.	Exhibit 4.18 to Form 10-K for 1993 (SEC File No. 1-8858) (P)
4.3	Fitchburg Note Agreement dated January 15, 1999 for the 7.37% Notes due January 15, 2029.	Exhibit 4.25 to Form 10-K for 1999 (SEC File No. 1-8858)

4.4	Fitchburg Note Agreement dated June 1, 2001 for the 7.98% Notes due June 1, 2031.	Exhibit 4.6 to Form 10-Q for June 30, 2001 (SEC File No. 1-8858)

4.5	Fitchburg Note Agreement dated October 15, 2003 for the 6.79% Notes due October 15, 2025.	Exhibit 4.7 to Form 10-K for 2003 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.6	Fitchburg Note Agreement dated December 21, 2005 for the 5.90% Notes due December 15, 2030.	**

4.7	Thirteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of September 26, 2006.	**

4.8	Unitil Corporation Note Purchase Agreement, dated as of May 2, 2007, for the 6.33% Senior Notes due May 1, 2022.	**

4.9	Northern Utilities Note Purchase Agreement, dated as of December 3, 2008, for the 6.95% Senior Notes, Series A due December 3, 2018 and the 7.72% Senior Notes, Series B due December 3, 2038.	Exhibit 4.1 to Form 8-K dated December 3, 2008 (SEC File No. 1-8858)

4.10	Fourteenth Supplemental Indenture of Unitil Energy Systems, Inc., dated as of March 2, 2010.	Exhibit 4.4 to Form 8-K dated March 2, 2010 (SEC File No. 1-8858)

4.11	Northern Utilities form of Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.1 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.12	Northern Utilities form of Note issued pursuant to the Note Purchase Agreement, dated as of October 15, 2014, for the 4.42% Senior Notes, due October 15, 2044.	Exhibit 4.2 to Form 8-K dated October 15, 2014 (SEC File No. 1-8858)

4.13	Note Purchase Agreement dated August 1, 2016 by and among Unitil Corporation and the several purchasers named therein for the 3.70% Senior Notes, Series 2016, due August 1, 2026.	Exhibit 4.1 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.14	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Metropolitan Life Insurance Company in the principal amount of $11,200,000.	Exhibit 4.2 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.15	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $4,000,000.	Exhibit 4.3 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.16	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $3,800,000.	Exhibit 4.4 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.17	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Lincoln Benefit Life Company in the principal amount of $1,000,000.	Exhibit 4.5 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.18	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $5,000,000.	Exhibit 4.6 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.19	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by United of Omaha Life Insurance Company in the principal amount of $3,000,000.	Exhibit 4.7 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.20	3.70% Senior Note, Series 2016, dated as of August 1, 2016 purchased by Companion Life Insurance Company in the principal amount of $2,000,000.	Exhibit 4.8 to Form 8-K dated August 1, 2016 (SEC File No. 1-8858)

4.21

Note Purchase Agreement dated July 14, 2017 by and among Northern Utilities, Inc. and the several purchasers named therein for the 3.52% Senior Notes, Series 2017A, due November 1, 2027 and the 4.32% Senior Notes, Series 2017B, due November 1, 2047.

Exhibit 4.1 to Form 8-K dated July 14, 2017 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
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

Exhibit 4.1 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.30	Fifteenth Supplemental Indenture dated November 29, 2018 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.2 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.31****	First Mortgage Bond, Series Q, 4.18%, due November 30, 2048, issued by Unitil Energy Systems, Inc. to United of Omaha Life Insurance Company.	Exhibit 4.3 to Form 8-K dated November 30, 2018 (SEC File No. 1-8858)

4.32	Note Purchase Agreement dated September 12, 2019 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.33****	4.04% Senior Note, Series 2019, due September 12, 2049, issued by Northern Utilities, Inc. to Pacific Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 12, 2019 (SEC File No. 1-8858)

4.34	Note Purchase Agreement dated December 18, 2019 by and among Unitil Corporation and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.35****	3.43% Senior Note, Series 2019, due December 18, 2029, issued by Unitil Corporation to CHIMEFISH & CO, as nominee for American Equity Investment Life Insurance Company.	Exhibit 4.2 to Form 8-K dated December 18, 2019 (SEC File No. 1-8858)

4.36	Note Purchase Agreement dated September 15, 2020 by and among Northern Utilities, Inc. and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
4.37****	3.78% Senior Note, Series 2020, due September 15, 2040, issued by Northern Utilities, Inc. to Metropolitan Life Insurance Company.	Exhibit 4.2 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.38	Note Purchase Agreement dated September 15, 2020 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.3 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.39****	3.78% Senior Note, Series 2020A, due September 15, 2040, issued by Fitchburg Gas and Electric Light Company to Brighthouse Life Insurance Company of NY.	Exhibit 4.4 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.40	Bond Purchase Agreement dated September 15, 2020 by and among Unitil Energy Systems, Inc., U.S. Bank National Association (as trustee), and the several purchasers named therein.	Exhibit 4.5 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.41	Sixteenth Supplemental Indenture dated September 15, 2020 by and between Unitil Energy Systems, Inc. and U.S. Bank National Association (as trustee).	Exhibit 4.6 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.42****	First Mortgage Bond, Series R, 3.58%, due September 15, 2040, issued by Unitil Energy Systems, Inc. to CUDD and CO (as nominee for Symetra Life Insurance Company).	Exhibit 4.7 to Form 8-K dated September 15, 2020 (SEC File No. 1-8858)

4.43	Second Amended and Restated Credit Agreement dated July 25, 2018 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders.	Exhibit 4.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.44	Amended and Restated Note issued to Bank of America, N.A.	Exhibit 4.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.45	Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.46	Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.4 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

4.47	Loan Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.48 to Form 10-K for 2020 (SEC File No. 1-8858)

4.48	Mortgage and Security Agreement dated December 18, 2020 between Unitil Realty Corp. and TD Bank, N.A.	Exhibit 4.49 to Form 10-K for 2020 (SEC File No. 1-8858)

4.49	Mortgage Loan Note dated December 18, 2020 issued to TD Bank, N.A.	Exhibit 4.50 to Form 10-K for 2020 (SEC File No. 1-8858)

4.50	Description of Registrant’s Securities	Exhibit 4.50 to Form 10-K for 2021 (SEC File No. 1-8858)

4.51*****	Third Amended and Restated Credit Agreement dated September 29, 2022 among Unitil Corporation, Bank of America, N.A., as administrative agent, and the Lenders	Exhibit 4.1 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.52	Second Amended and Restated Note issued to Citizens Bank, N.A.	Exhibit 4.2 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

4.53	Second Amended and Restated Note issued to TD Bank, N.A.	Exhibit 4.3 to Form 8-K dated September 29, 2022 (SEC File No. 1-8858)

10.1***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.2 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.2***	Amended and Restated Form of Severance Agreement between the Company and the persons listed at the end of such Agreement.	Exhibit 10.3 to Form 8-K dated June 19, 2008 (SEC File No. 1-8858)

10.3***	Amended and Restated Form of Severance Agreement (Three-Year Term).	Exhibit 10.1 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.4***	Amended and Restated Form of Severance Agreement (Two-Year Term).	Exhibit 10.2 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.5***	Amended and Restated Form of Severance Agreement (Two-Year Term; Non Pension).	Exhibit 10.3 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.6***	Severance Agreement dated March 23, 2020, between the Company and Daniel J. Hurstak.	Exhibit 10.1 to Form 8-K dated March 19, 2020 (SEC File No. 1-8858)

10.7***	Severance Agreement dated July 29, 2020, between the Company and Robert B. Hevert.	Exhibit 10.1 to Form 8-K dated July 29, 2020 (SEC File No. 1-8858)

10.8***	Amended and Restated Unitil Corporation Supplemental Executive Retirement Plan effective as of December 31, 2016.	Exhibit 10.1 to Form 10-Q for March 31, 2017 (SEC File No. 1-8858)

10.9***	Amended and Restated Supplemental Executive Retirement Plan.	Exhibit 10.5 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.10***	Unitil Corporation Deferred Compensation Plan.	Exhibit 10.6 to Form 8-K dated July 25, 2018 (SEC File No. 1-8858)

10.11***	Unitil Corporation Management Incentive Plan (amended and restated as of June 5, 2013).	Exhibit 10.2 to Form 8-K dated June 5, 2013 (SEC File No. 1-8858)

10.12***	Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Appendix 1 to the Proxy Statement filed on Schedule 14A dated March 13, 2012 (SEC File No. 1-8858)

10.13***	Form of Restricted Stock Unit Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.7 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.14***	Form of Restricted Stock Agreement under the Unitil Corporation Second Amended and Restated 2003 Stock Plan.	Exhibit 4.8 to Form S-8 Registration Statement No. 333-184849 dated November 9, 2012

10.15***	Unitil Corporation Tax Deferred Savings and Investment Plan, as amended and restated effective as of January 1, 2021.	Exhibit 10.15 to Form 10-K for 2021 (SEC File No. 1-8858)

10.16***	Unitil Corporation Tax Deferred Savings and Investment Plan Trust Agreement.	Exhibit 4.2 to Form S-8 Registration Statement No. 333-234391 dated October 31, 2019

10.17***	Unitil Corporation Incentive Plan (amended and restated as of January 26, 2015).	Exhibit 10.1 to Form 10-Q for March 31, 2015 (SEC File No. 1-8858)

10.18***	Employment Agreement effective April 25, 2021 between Unitil Corporation and Thomas P. Meissner, Jr.	Exhibit 10.1 to Form 8-K dated April 28, 2021 (SEC File No. 1-8858)

10.19***	Unitil Corporation—Compensation of Directors effective as of January 1, 2022.	Exhibit 10.21 to Form 10-K for 2021 (SEC File No. 1-8858)

Exhibit Number	Description of Exhibit	Reference*
10.20

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

Filed herewith

99.1	Unitil Corporation Press Release Dated February 14, 2023 Announcing Earnings For the Year Ended December 31, 2022.	Furnished herewith

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

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

***** This exhibit includes Schedule 2.01 (Commitments and Applicable Percentages). In accordance with Item 601(a)(5) of Regulation S-K, the Registrant has omitted all other schedules and exhibits. Each exhibit’s table of contents includes a brief description of the subject matter of all schedules and exhibits, including the omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

(p)
Paper exhibit.
(P)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION

Date February 14, 2023	By	/S/THOMAS P. MEISSNER, JR.
Thomas P. Meissner, Jr.
Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ THOMAS P. MEISSNER, JR. Thomas P. Meissner, Jr.	Principal Executive Officer; Director	February 14, 2023

/S/ ROBERT B. HEVERT Robert B. Hevert	Principal Financial Officer	February 14, 2023

/S/ DANIEL J. HURSTAK Daniel J. Hurstak	Principal Accounting Officer	February 14, 2023

/S/ MICHAEL B. GREEN Michael B. Green	Director	February 14, 2023

/S/ EBEN S. MOULTON Eben S. Moulton	Director	February 14, 2023

/S/ EDWARD F. GODFREY Edward F. Godfrey	Director	February 14, 2023

/S/ WINFIELD S. BROWN Winfield S. Brown	Director	February 14, 2023

/S/ NEVEEN F. AWAD Neveen F. Awad	Director	February 14, 2023

/S/ DAVID A. WHITELEY David A. Whiteley	Director	February 14, 2023

/S/ SUZANNE FOSTER Suzanne Foster	Director	February 14, 2023

/S/ JUSTINE VOGEL Justine Vogel	Director	February 14, 2023

/S/ MARK H. COLLIN Mark H. Collin	Director	February 14, 2023