Form 10-Q
period 2023-06-30
UNITIL CORP
filed 2023-08-01
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, no par value	16,092,469 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended June 30, 2023

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

Unitil had an investment in Net Utility Plant of $1.4 billion at June 30, 2023. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

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

Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers based on historical test years, and earn a return on their capital investment in utility assets. The Company’s distribution utilities and its gas transmission pipeline company also may recover certain base rate costs, including capital project spending, qualifying storm expenses and enhanced reliability and vegetation management programs, through annual step adjustments or cost tracking rate mechanisms.

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

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended June 30, 2023 and June 30, 2022 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Three Months Ended June 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$64.5	$38.9	$—	$103.4
Less: Cost of Sales	(40.3)	(9.6)	—	(49.9)
Less: Depreciation and Amortization	(6.4)	(9.9)	(0.3)	(16.6)
GAAP Gross Margin	17.8	19.4	(0.3)	36.9
Depreciation and Amortization	6.4	9.9	0.3	16.6
Adjusted Gross Margin	$24.2	$29.3	$—	$53.5

Three Months Ended June 30, 2022 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$54.3	$44.6	$—	$98.9
Less: Cost of Sales	(30.7)	(16.4)	—	(47.1)
Less: Depreciation and Amortization	(5.7)	(8.9)	(0.2)	(14.8)
GAAP Gross Margin	17.9	19.3	(0.2)	37.0
Depreciation and Amortization	5.7	8.9	0.2	14.8
Adjusted Gross Margin	$23.6	$28.2	$—	$51.8

Six Months Ended June 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$172.7	$150.9	$—	$323.6
Less: Cost of Sales	(121.8)	(66.7)	—	(188.5)
Less: Depreciation and Amortization	(12.9)	(19.9)	(0.5)	(33.3)
GAAP Gross Margin	38.0	64.3	(0.5)	101.8
Depreciation and Amortization	12.9	19.9	0.5	33.3
Adjusted Gross Margin	$50.9	$84.2	$—	$135.1

Six Months Ended June 30, 2022 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$143.5	$148.0	$—	$291.5
Less: Cost of Sales	(95.3)	(67.8)	—	(163.1)
Less: Depreciation and Amortization	(12.4)	(17.4)	(0.5)	(30.3)
GAAP Gross Margin	35.8	62.8	(0.5)	98.1
Depreciation and Amortization	12.4	17.4	0.5	30.3
Adjusted Gross Margin	$48.2	$80.2	$—	$128.4

Electric GAAP Gross Margin was $17.8 million in the three months ended June 30, 2023, a decrease of $0.1 million compared to the same period in 2022. Electric GAAP Gross Margin was $38.0 million in the six months ended June 30, 2023, an increase of $2.2 million compared to the same period in 2022. The decrease in the three month period was driven by higher depreciation and amortization expense of $0.7, partially offset by higher rates and customer growth of $0.6 million. The increase in the six month period was driven by higher rates and customer growth of $2.7 million, partially offset by higher depreciation and amortization expense of $0.5 million.

Gas GAAP Gross Margin was $19.4 million in the three months ended June 30, 2023, an increase of $0.1 million compared to the same period in 2022. Gas GAAP Gross Margin was $64.3 million in the six months ended June 30, 2023, an increase of $1.5 million compared to the same period in 2022. The increase in the three month period was driven by higher rates and customer growth of $3.5 million, partially offset by higher depreciation and amortization of $1.0 million and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire. The increase in the six month period was driven by higher rates and customer growth of $7.5 million, partially offset by the unfavorable effects of warmer winter weather in 2023 of $1.1 million, higher depreciation and amortization of $2.5 million, and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire.

Earnings Overview

The Company’s Net Income was $4.2 million, or $0.25 in Earnings Per Share (EPS) for the second quarter of 2023, a decrease of $0.7 million in Net Income, or $0.05 in EPS, compared to the second quarter of 2022. The Company’s earnings in the second quarter of 2023 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), offset by higher depreciation and amortization expense and higher interest expense, net.

The Company’s Net Income was $28.3 million, or $1.76 in Earnings Per Share (EPS) for the first six months of 2023, an increase of $1.9 million in Net Income, or $0.11 in EPS, compared to the first six months of 2022. The Company’s earnings in the first six months of 2023 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses and higher interest expense, net.

The Company’s three and six months results for 2022, including Electric and Gas GAAP Gross Margins, reflect the effects of base rate case orders in New Hampshire, which were issued in the second quarter of 2022 (See Note 6, Regulatory Matters, to the accompanying Consolidated Financial Statements).

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $24.2 million and $50.9 million in the three and six months ended June 30, 2023, respectively, increases of $0.6 million and $2.7 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth.

Total electric kilowatt-hour (kWh) sales decreased 5.4% and 5.0% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Sales to Residential and Commercial and Industrial (C&I) customers decreased 7.2% and 4.3%, respectively, in the three months ended June 30, 2023, compared to the same period in 2022, reflecting lower average usage, partially offset by customer growth. Sales to Residential and C&I customers decreased 6.5% and 4.0%, respectively, in the six months ended June 30, 2023, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022 and lower average usage, partially offset by customer growth. As of June 30, 2023, the number of electric customers increased by approximately 200 over the previous year.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $29.3 million and $84.2 million in the three and six months ended June 30, 2023, respectively, increases of $1.1 million and $4.0 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth of $3.5 million and $7.5 million for the three and six month periods, respectively, partially offset by the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire and, for the six month period, the unfavorable effects of warmer winter weather in 2023 of $1.1 million.

Gas therm sales increased 0.2% and decreased 5.1% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In the second quarter of 2023, sales to Residential customers decreased 1.2% and sales to C&I customers increased 0.5%, compared to the same period in 2022. In the first six months of 2023, sales to Residential and C&I customers decreased 7.7% and 4.4%, respectively, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 9.2% fewer Effective Degree Days (EDD) in the first six months of 2023 compared to the same period in 2022. The Company estimates weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 2.1% in the first six months of 2023 compared to the same period in 2022. As of June 30, 2023, the number of gas customers increased by approximately 800 over the previous year.

Operation and Maintenance (O&M) expenses decreased $0.1 million and $0.5 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower labor costs of $0.5 million, partially offset by higher utility operating costs of $0.4 million. The decrease in the six month period reflects lower labor costs and professional fees of $1.1 million, partially offset by higher utility operating costs of $0.6 million. The lower labor costs primarily reflect lower service costs for retirement benefits and lower restricted stock compensation.

Depreciation and Amortization expense increased $1.8 million and $3.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes increased $0.1 million and $0.6 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.7 million and $1.6 million, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily reflecting higher interest expense on short-term borrowings, partially offset by lower interest expense on long-term debt and higher interest income on regulatory assets.

Other Expense (Income), Net decreased $0.7 million and $1.4 million, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting lower retirement benefit costs.

Federal and State Income Taxes for the three and six months ended June 30, 2023 increased $0.6 million and $1.5 million, respectively, compared with the same periods in 2022, reflecting higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire, and, for the six month period, higher pre-tax earnings in 2023.

At its January 2023, April 2023 and July 2023 meetings, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.405 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.62 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Sales, Revenues and Adjusted Gross Margin

Kilowatt-hour Sales - Unitil’s total electric kWh sales decreased 5.4% and 5.0% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Sales to Residential and C&I customers decreased 7.2% and 4.3%, respectively, in the three months ended June 30, 2023, compared to the same period in 2022, reflecting lower average usage, partially offset by customer growth. Sales to Residential and C&I customers decreased 6.5% and 4.0%, respectively, in the six months ended June 30, 2023, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022 and lower average usage, partially offset by customer growth. As of June 30, 2023, the number of electric customers increased by approximately 200 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. As of June 1, 2022, substantially all of the Company’s electric kWh sales volumes are decoupled. Prior to June 1, 2022, approximately 27% of the Company’s total annual electric kWh sales volumes were decoupled.

The following table details total kWh sales for the three and six months ended June 30, 2023 and 2022 by major customer class:

kWh Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Residential	133.4	143.7	(10.3)	(7.2)%	314.7	336.5	(21.8)	(6.5%)
Commercial / Industrial	214.3	224.0	(9.7)	(4.3)%	442.8	461.2	(18.4)	(4.0)%
Total	347.7	367.7	(20.0)	(5.4)%	757.5	797.7	(40.2)	(5.0)%

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and six months ended June 30, 2023 and 2022:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Electric Operating Revenue:
Residential	$37.4	$30.5	$6.9	22.6%	$106.0	$85.3	$20.7	24.3%
Commercial / Industrial	27.1	23.8	3.3	13.9%	66.7	58.2	8.5	14.6%
Total Electric Operating Revenue	64.5	54.3	10.2	18.8%	172.7	143.5	29.2	20.3%
Cost of Electric Sales	40.3	30.7	9.6	31.3%	121.8	95.3	26.5	27.8%
Electric Adjusted Gross Margin	$24.2	$23.6	$0.6	2.5%	$50.9	$48.2	$2.7	5.6%

Total Electric Operating Revenue increased $10.2 million, or 18.8%, and $29.2 million, or 20.3%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, and higher electric distribution rates.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $24.2 million and $50.9 million in the three and six months ended June 30, 2023, respectively, increases of $0.6 million and $2.7 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth.

Gas Sales, Revenues and Adjusted Gross Margin

Therm Sales - Unitil’s total gas therm sales increased 0.2% and decreased 5.1% in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In the second quarter of 2023, sales to Residential customers decreased 1.2% and sales to C&I customers increased 0.5%, compared to the same period in 2022. In the first six months of 2023, sales to Residential and C&I customers decreased 7.7% and 4.4%, respectively, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 9.2% fewer EDD in the first six months of 2023 compared to the same period in 2022. The Company estimates weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 2.1% in the first six months of 2023 compared to the same period in 2022. As of June 30, 2023, the number of gas customers increased by approximately 800 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and six months ended June 30, 2023 and 2022 by major customer class:

Therm Sales (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Residential	8.2	8.3	(0.1)	(1.2)%	30.1	32.6	(2.5)	(7.7%)
Commercial / Industrial	37.4	37.2	0.2	0.5%	106.8	111.7	(4.9)	(4.4)%
Total	45.6	45.5	0.1	0.2%	136.9	144.3	(7.4)	(5.1)%

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and six months ended June 30, 2023 and 2022:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gas Operating Revenue:
Residential	$15.7	$17.4	$(1.7)	(9.8)%	$62.2	$60.2	$2.0	3.3%
Commercial / Industrial	23.2	27.2	(4.0)	(14.7)%	88.7	87.8	0.9	1.0%
Total Gas Operating Revenue	38.9	44.6	(5.7)	(12.8)%	150.9	148.0	2.9	2.0%
Cost of Gas Sales	9.6	16.4	(6.8)	(41.5)%	66.7	67.8	(1.1)	(1.6)%
Gas Adjusted Gross Margin	$29.3	$28.2	$1.1	3.9%	$84.2	$80.2	$4.0	5.0%

Total Gas Operating Revenue decreased $5.7 million, or 12.8%, and increased $2.9 million, or 2.0%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher gas distribution rates. The increase in the six month period reflects higher gas distribution rates, partially offset by lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $29.3 million and $84.2 million in the three and six months ended June 30, 2023, respectively, increases of $1.1 million and $4.0 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth of $3.5 million and $7.5 million for the three and six month periods, respectively, partially offset by the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire and, for the six month period, the unfavorable effects of warmer winter weather in 2023 of $1.1 million.

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales increased $9.6 million, or 31.3%, and $26.5 million, or 27.8%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. These increases reflect higher wholesale electricity prices, partially offset by lower sales of electricity and an increase in the amount of electricity purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $6.8 million, or 41.5%, and $1.1 million, or 1.6%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower wholesale gas commodity prices, partially offset by higher gas sales. The decrease in the six month period primarily reflects lower gas sales, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense decreased $0.1 million, or 0.5%, and $0.5 million, or 1.4%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower labor costs of $0.5 million, partially offset by higher utility operating costs of $0.4 million. The decrease in the six month period reflects lower labor costs and professional fees of $1.1 million, partially offset by higher utility operating costs of $0.6 million. The lower labor costs primarily reflect lower service costs for retirement benefits and lower restricted stock compensation.

Depreciation and Amortization - Depreciation and Amortization expense increased $1.8 million, or 12.2%, and $3.0 million, or 9.9%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.1 million, or 1.5%, and $0.6 million, or 4.4%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.7 million and $1.4 million, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, reflecting lower retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three and six months ended June 30, 2023 increased $0.6 million and $1.5 million, respectively, compared with the same periods in 2022, reflecting higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire, and, for the six month period, higher pre-tax earnings in 2023.

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

Interest Expense, Net (millions)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Interest Expense
Long-term Debt	$6.0	$6.2	$(0.2)	$12.0	$12.4	$(0.4)
Short-term Debt	2.3	0.4	1.9	4.4	0.7	3.7
Regulatory Liabilities	0.2	0.1	0.1	0.3	0.2	0.1
Subtotal Interest Expense	8.5	6.7	1.8	16.7	13.3	3.4
Interest (Income)
Regulatory Assets	(0.9)	(0.2)	(0.7)	(1.5)	(0.4)	(1.1)
AFUDC(1) and Other	(0.6)	(0.2)	(0.4)	(1.1)	(0.4)	(0.7)
Subtotal Interest (Income)	(1.5)	(0.4)	(1.1)	(2.6)	(0.8)	(1.8)
Total Interest Expense, Net	$7.0	$6.3	$0.7	$14.1	$12.5	$1.6

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.7 million, or 11.1%, and $1.6 million, or 12.8%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, primarily reflecting higher interest expense on short-term borrowings, partially offset by lower interest expense on long-term debt and higher interest income on regulatory assets.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At June 30, 2023, June 30, 2022 and December 31, 2022, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $193.6 million for the six months ended June 30, 2023. Total gross repayments were $177.9 million for the six months ended June 30, 2023. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2023 and December 31, 2022 and for the prior credit facility as of June 30, 2022:

	Revolving Credit Facility ($ millions)
	June 30,		December 31,
	2023	2022	2022
Limit	$200.0	$120.0	$200.0
Short-Term Borrowings Outstanding	131.7	46.2	116.0
Available	$68.3	$73.8	$84.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2023, June 30, 2022 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility or the prior credit facility, as applicable, in effect on those dates.

On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 6, 2033 at 5.70% and $13.0 million of Notes due July 6, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2023, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $8.7 million of natural gas storage inventory and corresponding obligations at June 30, 2023 related to these asset management agreements. The amount of natural gas inventory released in June 30, 2023, which was payable in July 2023, was less than $0.1 million and was recorded in Accounts Payable at June 30, 2023.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgment, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of June 30, 2023, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2022 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of June 30, 2023, the Company and its subsidiaries had 527 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of June 30, 2023, a total of 178 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of June 30, 2023:

	Employees Covered	CBA Expiration
Fitchburg	47	05/31/2027
Northern Utilities NH Division	37	06/07/2025
Northern Utilities ME Division	38	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	41	05/31/2028
Unitil Service – Gas Control	5	03/31/2024
Unitil Service	5	05/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended June 30, 2023 and June 30, 2022 were 6.3% and 2.1%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the six months ended June 30, 2023 and June 30, 2022 were 6.1% and 1.7%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2022 was 3.3%.

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

Refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$64.5	$54.3	$172.7	$143.5
Gas	38.9	44.6	150.9	148.0
Total Operating Revenues	103.4	98.9	323.6	291.5
Operating Expenses
Cost of Electric Sales	40.3	30.7	121.8	95.3
Cost of Gas Sales	9.6	16.4	66.7	67.8
Operation and Maintenance	18.3	18.4	36.4	36.9
Depreciation and Amortization	16.6	14.8	33.3	30.3
Taxes Other Than Income Taxes	6.8	6.7	14.1	13.5
Total Operating Expenses	91.6	87.0	272.3	243.8
Operating Income	11.8	11.9	51.3	47.7
Interest Expense, Net	7.0	6.3	14.1	12.5
Other (Income) Expense, Net	(0.1)	0.6	(0.1)	1.3
Income Before Income Taxes	4.9	5.0	37.3	33.9
Provision for Income Taxes	0.7	0.1	9.0	7.5
Net Income	$4.2	$4.9	$28.3	$26.4
Net Income Per Common Share (Basic and Diluted)	$0.25	$0.30	$1.76	$1.65
Weighted Average Common Shares Outstanding – (Basic and Diluted)	16.0	16.0	16.0	16.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	June 30,		December 31,
	2023	2022	2022
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6.8	$5.1	$9.0
Accounts Receivable, Net	59.5	54.3	73.8
Accrued Revenue	60.4	45.6	72.8
Exchange Gas Receivable	9.4	13.4	18.0
Gas Inventory	1.0	1.0	1.8
Materials and Supplies	12.9	9.7	11.4
Prepayments and Other	11.3	10.0	8.0
Total Current Assets	161.3	139.1	194.8
Utility Plant:
Electric	638.4	610.1	627.5
Gas	1,060.9	988.9	1,043.6
Common	68.9	66.7	67.6
Construction Work in Progress	64.2	56.2	52.6
Utility Plant	1,832.4	1,721.9	1,791.3
Less: Accumulated Depreciation	474.6	442.8	459.6
Net Utility Plant	1,357.8	1,279.1	1,331.7
Other Noncurrent Assets:
Regulatory Assets	51.5	106.6	47.8
Operating Lease Right of Use Assets	5.2	4.4	4.3
Other Assets	19.5	17.9	11.8
Total Other Noncurrent Assets	76.2	128.9	63.9
TOTAL ASSETS	$1,595.3	$1,547.1	$1,590.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	June 30,		December 31,
	2023	2022	2022
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$36.7	$34.3	$68.6
Short-Term Debt	131.7	46.2	116.0
Long-Term Debt, Current Portion	6.9	8.2	6.7
Regulatory Liabilities	18.4	25.9	15.0
Energy Supply Obligations	13.9	16.6	24.1
Interest Payable	5.2	4.8	5.0
Environmental Obligations	0.6	0.6	0.6
Taxes Payable	2.3	0.1	0.4
Other Current Liabilities	22.3	18.3	23.7
Total Current Liabilities	238.0	155.0	260.1
Noncurrent Liabilities:
Retirement Benefit Obligations	44.3	135.9	46.8
Deferred Income Taxes, net	171.3	136.4	163.4
Cost of Removal Obligations	123.2	112.4	116.1
Regulatory Liabilities	35.5	38.9	36.9
Environmental Obligations	4.1	2.2	3.8
Other Noncurrent Liabilities	8.3	6.9	6.6
Total Noncurrent Liabilities	386.7	432.7	373.6
Capitalization:
Long-Term Debt, Less Current Portion	486.2	495.1	489.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,091,419, 16,034,635 and 16,043,355 Shares)	336.5	334.1	334.9
Retained Earnings	147.7	130.0	132.5
Total Common Stock Equity	484.2	464.1	467.4
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	484.4	464.3	467.6
Total Capitalization	970.6	959.4	956.7
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,595.3	$1,547.1	$1,590.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net Income	$28.3	$26.4
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	33.3	30.3
Deferred Tax Provision	8.8	7.2
Changes in Working Capital Items:
Accounts Receivable	14.3	12.6
Accrued Revenue	12.4	15.6
Exchange Gas Receivable	8.6	(6.0)
Regulatory Liabilities	3.4	16.4
Accounts Payable	(31.9)	(18.1)
Other Changes in Working Capital Items	(6.1)	(7.6)
Deferred Regulatory and Other Charges	(13.6)	(10.2)
Other, net	4.9	4.4
Cash Provided by Operating Activities	62.4	71.0
Investing Activities:
Property, Plant and Equipment Additions	(57.6)	(45.3)
Cash (Used in) Investing Activities	(57.6)	(45.3)
Financing Activities:
Proceeds from (Repayment of) Short-Term Debt, net	15.7	(17.9)
Repayment of Long-Term Debt	(2.8)	(2.8)
Net (Decrease) Increase in Exchange Gas Financing	(7.6)	5.8
Increase (Decrease) in Capital Lease Obligations	0.2	(0.1)
Dividends Paid	(13.1)	(12.6)
Proceeds from Issuance of Common Stock	0.6	0.5
Cash (Used in) Financing Activities	(7.0)	(27.1)
Net (Decrease) in Cash and Cash Equivalents	(2.2)	(1.4)
Cash and Cash Equivalents at Beginning of Period	9.0	6.5
Cash and Cash Equivalents at End of Period	$6.8	$5.1
Supplemental Cash Flow Information:
Interest Paid	$15.5	$12.8
Income Taxes Paid	$—	$1.1
Payments on Capital Leases	$0.1	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$5.3	$3.9
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$1.8	$0.5

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended June 30, 2023
Balance at April 1, 2023	$336.1	$150.1	$486.2
Net Income		4.2	4.2
Dividends ($0.405 per Common Share)		(6.6)	(6.6)
Stock Compensation Plans	0.1		0.1
Issuance of 5,189 Common Shares	0.3		0.3
Balance at June 30, 2023	$336.5	$147.7	$484.2
Three Months Ended June 30, 2022
Balance at April 1, 2022	$333.7	$131.4	$465.1
Net Income		4.9	4.9
Dividends ($0.39 per Common Share)		(6.3)	(6.3)
Stock Compensation Plans	0.2		0.2
Issuance of 4,352 Common Shares	0.2		0.2
Balance at June 30, 2022	$334.1	$130.0	$464.1

	Common Equity	Retained Earnings	Total
Six Months Ended June 30, 2023
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income		28.3	28.3
Dividends ($0.81 per Common Share)		(13.1)	(13.1)
Stock Compensation Plans	1.0		1.0
Issuance of 10,524 Common Shares	0.6		0.6
Balance at June 30, 2023	$336.5	$147.7	$484.2
Six Months Ended June 30, 2022
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income		26.4	26.4
Dividends ($0.78 per Common Share)		(12.6)	(12.6)
Stock Compensation Plans	1.5		1.5
Issuance of 9,863 Common Shares	0.5		0.5
Balance at June 30, 2022	$334.1	$130.0	$464.1

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

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on February 14, 2023, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended June 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$39.8	$17.9	$57.7
Commercial and Industrial	28.1	26.4	54.5
Other	1.9	1.0	2.9
Total Billed and Unbilled Revenue	69.8	45.3	115.1
Rate Adjustment Mechanism Revenue	(5.3)	(6.4)	(11.7)
Total Electric and Gas Operating Revenues	$64.5	$38.9	$103.4

	Three Months Ended June 30, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$33.8	$18.1	$51.9
Commercial and Industrial	25.7	28.0	53.7
Other	4.6	3.5	8.1
Total Billed and Unbilled Revenue	64.1	49.6	113.7
Rate Adjustment Mechanism Revenue	(9.8)	(5.0)	(14.8)
Total Electric and Gas Operating Revenues	$54.3	$44.6	$98.9

	Six Months Ended June 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$99.9	$67.0	$166.9
Commercial and Industrial	62.9	95.6	158.5
Other	4.6	4.6	9.2
Total Billed and Unbilled Revenue	167.4	167.2	334.6
Rate Adjustment Mechanism Revenue	5.3	(16.3)	(11.0)
Total Electric and Gas Operating Revenues	$172.7	$150.9	$323.6

	Six Months Ended June 30, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$83.0	$63.6	$146.6
Commercial and Industrial	56.7	92.7	149.4
Other	9.1	7.0	16.1
Total Billed and Unbilled Revenue	148.8	163.3	312.1
Rate Adjustment Mechanism Revenue	(5.3)	(15.3)	(20.6)
Total Electric and Gas Operating Revenues	$143.5	$148.0	$291.5

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the Massachusetts Department of Public Utilities (MDPU) and New Hampshire Public Utilities Commission (NHPUC). Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy is subject to revenue decoupling as of June 1, 2022. As a result of Unitil Energy now being subject to revenue decoupling, as of June 1, 2022, revenue decoupling now applies to substantially all of Unitil’s total annual electric sales volumes. As a result of the 2022 final order in Northern Utilities’ base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire are subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimates that revenue decoupling applies to approximately 43% of Unitil’s total annual gas sales volumes. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of June

30, 2023, June 30, 2022 and December 31, 2022, the Unitil subsidiaries had deposited $3.3 million, $1.7 million and $6.0 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of June 30, 2023, June 30, 2022 and December 31, 2022, was as follows:

	June 30,		December 31,
(millions)	2023	2022	2022
Allowance for Doubtful Accounts	$2.2	$2.7	$2.6

Accounts Receivable, Net includes $2.2 million, $2.6 million, and $2.5 million of the Allowance for Doubtful Accounts at June 30, 2023, June 30, 2022 and December 31, 2022, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at June 30, 2023, June 30, 2022 and December 31, 2022, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of June 30, 2023, June 30, 2022 and December 31, 2022.

	June 30,		December 31,
Accrued Revenue (millions)	2023	2022	2022
Regulatory Assets – Current	$56.8	$41.4	$66.5
Unbilled Revenues, net	3.6	4.2	6.3
Total Accrued Revenue	$60.4	$45.6	$72.8

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of June 30, 2023, June 30, 2022 and December 31, 2022.

	June 30,		December 31,
Exchange Gas Receivable (millions)	2023	2022	2022
Northern Utilities	$8.7	$12.5	$16.3
Fitchburg	0.7	0.9	1.7
Total Exchange Gas Receivable	$9.4	$13.4	$18.0

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of June 30, 2023, June 30, 2022 and December 31, 2022.

	June 30,		December 31,
Gas Inventory (millions)	2023	2022	2022
Natural Gas	$0.6	$0.5	$1.0
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.1	0.1	0.4
Total Gas Inventory	$1.0	$1.0	$1.8

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At June 30, 2023, June 30, 2022 and December 31, 2022, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $123.2 million, $112.4 million, and $116.1 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of June 30, 2023, June 30, 2022 and December 31, 2022, the Company has recorded $6.0 million, $7.6 million and $5.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	June 30,		December 31,
Regulatory Assets consist of the following (millions)	2023	2022	2022
Retirement Benefits	$27.2	$86.9	$29.1
Energy Supply and Other Rate Adjustment Mechanisms	54.0	38.2	63.0
Deferred Storm Charges	8.5	2.9	3.4
Environmental	6.1	4.5	5.9
Income Taxes	1.5	2.2	1.8
Other Deferred Charges	11.0	13.3	11.1
Total Regulatory Assets	108.3	148.0	114.3
Less: Current Portion of Regulatory Assets(1)	56.8	41.4	66.5
Regulatory Assets – noncurrent	$51.5	$106.6	$47.8

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2023	2022	2022
Income Taxes (Note 8)	$39.6	$42.6	$41.0
Rate Adjustment Mechanisms	14.3	22.2	10.9
Total Regulatory Liabilities	53.9	64.8	51.9
Less: Current Portion of Regulatory Liabilities	18.4	25.9	15.0
Regulatory Liabilities – noncurrent	$35.5	$38.9	$36.9

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of June 30, 2023 are $5.5 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At June 30, 2023, June 30, 2022 and December 31, 2022, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.8 million, $5.4 million and $5.8 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2023	2022	2022
Money Market Funds	$5.8	$5.4	$5.8
Total Marketable Securities	$5.8	$5.4	$5.8

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

At June 30, 2023, June 30, 2022 and December 31, 2022, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.1 million, $0.8 million and $0.6 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	June 30,		December 31,
Fair Value of Marketable Securities (millions)	2023	2022	2022
Equity Funds	$1.0	$0.4	$0.5
Money Market Funds	0.1	0.4	0.1
Total Marketable Securities	$1.1	$0.8	$0.6

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations (current portion) and Other Noncurrent Liabilities (noncurrent portion) on the Company’s Consolidated Balance Sheets.

	June 30,		December 31,
Energy Supply Obligations (millions)	2023	2022	2022
Current:
Exchange Gas Obligation	$8.7	$12.5	$16.3
Renewable Energy Portfolio Standards	5.2	4.1	7.8
Total Energy Supply Obligations	$13.9	$16.6	$24.1

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Three approved contracts are currently under development. These include two long-term contracts filed with the MDPU in 2018, one for offshore wind generation and one for imported hydroelectric power and associated transmission, both of which were approved in 2019, and another for offshore wind generation filed with the MDPU during the first quarter of 2020 and approved in 2021. In compliance with An Act to Promote a Clean Energy Future (2018), in 2021, in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation seeking up to an additional 1,600 megawatts (MW) of offshore wind generation. In December 2021, a portfolio of projects comprising 1,600 MW of offshore wind capacity was selected for negotiation. Those contracts were approved by the MDPU on December 30, 2022. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

Power Supply Contract Divestitures - Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of June 30, 2023, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events, except for the Fitchburg issuance of $25 million of Notes on July 6, 2023, as disclosed in Note 4, that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
07/26/23	08/28/23	08/14/23	$0.405
04/26/23	05/30/23	05/15/23	$0.405
01/25/23	02/28/23	02/14/23	$0.405
10/26/22	11/28/22	11/14/22	$0.390
07/27/22	08/26/22	08/12/22	$0.390
04/27/22	05/27/22	05/13/22	$0.390
01/26/22	02/25/22	02/11/22	$0.390

note 3 - Segment Information

The following table provides significant segment financial data for the three and six months ended June 30, 2023 and June 30, 2022.

	Electric	Gas	Other	Total
Three Months Ended June 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$69.8	$45.3	$—	$115.1
Rate Adjustment Mechanism Revenue	(5.3)	(6.4)	—	(11.7)
Total Operating Revenues	64.5	38.9	—	103.4
Segment Profit (Loss)	3.6	0.9	(0.3)	4.2
Capital Expenditures	13.4	22.0	—	35.4

Three Months Ended June 30, 2022 (millions)
Revenues:
Billed and Unbilled Revenue	$64.1	$49.6	$—	$113.7
Rate Adjustment Mechanism Revenue	(9.8)	(5.0)	—	(14.8)
Total Operating Revenues	54.3	44.6	—	98.9
Segment Profit (Loss)	3.9	1.3	(0.3)	4.9
Capital Expenditures	7.9	22.0	—	29.9

Six Months Ended June 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$167.4	$167.2	$—	$334.6
Rate Adjustment Mechanism Revenue	5.3	(16.3)	—	(11.0)
Total Operating Revenues	172.7	150.9	—	323.6
Segment Profit (Loss)	8.9	19.9	(0.5)	28.3
Capital Expenditures	24.0	33.5	0.1	57.6
Segment Assets	610.5	961.9	22.9	1,595.3

Six Months Ended June 30, 2022 (millions)
Revenues:
Billed and Unbilled Revenue	$148.8	$163.3	$—	$312.1
Rate Adjustment Mechanism Revenue	(5.3)	(15.3)	—	(20.6)
Total Operating Revenues	143.5	148.0	—	291.5
Segment Profit (Loss)	7.3	19.8	(0.7)	26.4
Capital Expenditures	14.2	31.0	0.1	45.3
Segment Assets	593.0	936.0	18.1	1,547.1

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at June 30, 2023, June 30, 2022 and December 31, 2022 are shown below.

(millions)	June 30,		December 31,
	2023	2022	2022
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	—	1.5	—
6.96% Senior Secured Notes, Due September 1, 2028	12.0	14.0	12.0
8.00% Senior Secured Notes, Due May 1, 2031	12.0	13.5	13.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	2.0	6.0	2.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	7.2	8.4	8.4
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.1	4.4	4.2
Total Long-Term Debt	496.3	506.8	499.1
Less: Unamortized Debt Issuance Costs	3.2	3.5	3.3
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	493.1	503.3	495.8
Less: Current Portion	6.9	8.2	6.7
Total Long-term Debt, Less Current Portion	$486.2	$495.1	$489.1

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

(millions)	June 30,		December 31,
	2023	2022	2022
Estimated Fair Value of Long-Term Debt	$446.2	$477.3	$455.3

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $193.6 million for the six months ended June 30, 2023. Total gross repayments were $177.9 million for the six months ended June 30, 2023. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of June 30, 2023 and December 31, 2022 and for the prior credit facility as of June 30, 2022:

	Revolving Credit Facility (millions)
	June 30,		December 31,
	2023	2022	2022
Limit	$200.0	$120.0	$200.0
Short-Term Borrowings Outstanding	131.7	46.2	116.0
Available	$68.3	$73.8	$84.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At June 30, 2023, June 30, 2022 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility or the prior credit facility, as applicable, in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.3% and 2.1% for the three months ended June 30, 2023 and June 30, 2022, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.1% and 1.7% for the six months ended June 30, 2023 and June 30, 2022, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2022 was 3.3%.

On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 6, 2033 at 5.70% and $13.0 million of Notes due July 6, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance will be recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $8.7 million of natural gas storage inventory and corresponding obligations at June 30, 2023 related to these asset management agreements. The amount of natural gas inventory released in June 30, 2023, which was payable in July 2023, was less than $0.1 million and was recorded in Accounts Payable at June 30, 2023.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of June 30, 2023 there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended June 30, 2023 and June 30, 2022 amounted to $0.5 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the six months ended June 30, 2023 and June 30, 2022 amounted to $1.0 million and $0.9 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	June 30,		December 31,
Lease Obligations (millions)	2023	2022	2022
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.7	$1.5	$1.5
Other Noncurrent Liabilities (long-term portion)	3.5	2.9	2.8
Total Operating Lease Obligations	5.2	4.4	4.3
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.3	0.1	0.1
Total Capital Lease Obligations	0.4	0.2	0.2
Total Lease Obligations	$5.6	$4.6	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the six months ended June 30, 2023 and June 30, 2022 was $1.0 million and $0.9 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.8 million, $0.7 million and $0.6 million as of June 30, 2023, June 30, 2022 and December 31, 2022, respectively, less accumulated amortization of $0.4 million, $0.4 million and $0.4 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of June 30, 2023. The payments for operating leases consist of $1.7 million of current operating lease obligations, which are included in Other Current Liabilities and $3.5 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2023. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.3 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of June 30, 2023.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2023	$1,040	$71
2024	1,761	118
2025	1,189	86
2026	890	74
2027	613	70
2028 - 2032	238	2
Total Payments	5,731	421
Less: Interest	484	24
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,247	$397

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of June 30, 2023, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.5%. As of June 30, 2022, the weighted average remaining lease term was 3.3 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.6%.

Note 5 – Common Stock and preferred stock

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 16,091,419, 16,034,635 and 16,043,355 shares of common stock outstanding at June 30, 2023, June 30, 2022 and December 31, 2022, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first six months of 2023, the Company sold 10,524 shares of its common stock, at an average price of $54.61 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $574,700. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 24, 2023, 18,770 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.0 million. There were 64,243 and 73,178 non-vested Time Restricted Shares under the Stock Plan as of June 30, 2023 and 2022, respectively. The weighted average grant date fair value of these shares was $48.02 and $47.44 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.3 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $0.9 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.6 years. During the six months ended June 30, 2023, there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. No Performance Restricted Shares were awarded in 2022. On January 24, 2023, there were 18,770 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.0 million. There were 18,770 non-vested Performance Restricted Shares under the Stock Plan as of June 30, 2023. The weighted average grant date fair value of these shares was $51.83 per share. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.2 million for the six months ended June 30, 2023. At June 30, 2023, there was approximately $1.0 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.5 years. During the six months ended June 30, 2023 there were zero

Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the six months ended June 30, 2023 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2022	43,799	$40.17
Restricted Stock Units Granted	—	$—
Dividend Equivalents Earned	669	$53.24
Restricted Stock Units Settled	—	$—
Restricted Stock Units as of June 30, 2023	44,468	$40.37

There were 39,595 Restricted Stock Units outstanding as of June 30, 2022 with a weighted average stock price of $39.37. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2023, June 30, 2022 and December 31, 2022 is $1.0 million, $1.0 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2023. There were $0.2 million, or 1,861 shares, Unitil Energy’s 6.00% Series Preferred Stock outstanding as of June 30, 2022 and December 31, 2022. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended June 30, 2023 and June 30, 2022, respectively.

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

Northern Utilities - Base Rates - New Hampshire - On July 20, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on August 2, 2021 by Northern Utilities. The Order approves a comprehensive Settlement Agreement between the Company, the New Hampshire Department of Energy (DOE), and the Office of the Consumer Advocate (OCA). As provided in the Settlement Agreement, in addition to authorizing an increase to permanent distribution rates of $6.1 million, effective August 1, 2022, the Order (1) approves a revenue decoupling mechanism and (2) allows for a step adjustment effective September 1, 2022 covering the additional revenue requirement resulting from changes in Net Plant in Service associated with non-growth investments for the period January 1, 2021, through December 31, 2021. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of 9.3% and a capital structure reflecting 52% equity and 48% long-term debt. In light of the Step Adjustment, the Company shall not file a distribution rate case with the Commission before January 1, 2024 (the Stay-Out Period). However, during the term of the Stay-Out Period, the Company will be allowed to adjust distribution rates upward or downward resulting from a singular (not collective) exogenous event that exceeds $200,000. The increase in permanent rates was reconciled back to October 1, 2021, the effective date of temporary rates previously approved in this docket. On June 8, 2022, the Company filed for its step increase of approximately $1.6 million of annual revenue, for rates effective as of September 1, 2022, to recover eligible 2021 capital investments. On August 31, 2022, the NHPUC approved the Company’s filing. Under the terms of the Settlement Agreement, parties agreed that the Company shall recover revenues associated with the full rate year (August 1, 2022 – July 31, 2023) over an eleven-month period beginning September 1, 2022 and ending July 31, 2023. On May 5, 2023, the Company made a compliance filing to adjust base distribution rates downward to reflect a 12-month recovery period effective August 1, 2023. On July 13, 2023, the NHPUC approved the Company’s compliance filing.

Unitil Energy - Base Rates - On May 3, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on April 2, 2021 by Unitil Energy. The Order approves, in part, a comprehensive Settlement Agreement between the Company, the New Hampshire DOE, the OCA, the New Hampshire Department of Environmental Services, Clean Energy New Hampshire, and ChargePoint, Inc. In addition to authorizing an increase to permanent distribution rates of $6.3 million, effective June 1, 2022, the Order approves the following components of the Settlement Agreement: (1) a multi-year rate plan, (2) a revenue decoupling mechanism, (3) time-of-use rates, (4) resiliency programs to support the Company’s commitment to reliability, and (5) other rate design and tariff changes. On May 10, 2022, the Company filed a request for clarification with the NHPUC to clarify that the authorized revenue requirement should exclude expenses related to the Company’s proposed Arrearage Management Program (AMP), which was not approved in the Order. On May 12, 2022, the Commission issued an Order, which clarified that because the Company will not incur the expenses associated with the AMP, those costs should be removed from the revenue requirement, and that the adjusted increase of $5.9 million will result in reasonable rates. The increase in permanent rates was reconciled back to June 1, 2021, the effective date of temporary rates previously approved in this docket. This distribution base rate case reflects the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provides for a return on equity of 9.2% and a capital structure reflecting 52% equity and 48% long-term debt. On July 28, 2022, the NHPUC approved, subject to reconciliation, the Company’s first step increase of approximately $1.3 million of annual revenue to recover eligible 2021 capital investments, effective August 1, 2022. On May 31, 2023, the NHPUC approved , the Company’s second and final step adjustment increase of approximately $1.2 million to recover eligible 2022 capital investments, effective June 1, 2023.

Fitchburg - Base Rates - Electric- Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation. On June 24, 2022, the MDPU issued an Order approving the Company’s filing. On November 2, 2022, Fitchburg filed its cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2023, subject to further investigation and reconciliation. On July 26, 2023, the MDPU issued an Order approving the Company's filing.

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

On June 30, 2023, Fitchburg filed a notice of intent to file a base rate case with the MDPU on or after July 31, 2023 to implement a general increase in rates and making other changes effective July 1, 2024. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase.

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

On June 30, 2023, Fitchburg filed a notice of intent to file a base rate case with the MDPU on or after July 31, 2023 to implement a general increase in rates and making other changes effective July 1, 2024. Under MDPU precedent, a utility company is required to provide no less than a 30 day advance notice of its intent to file for a base rate increase.

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

On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On August 19, 2022, the FERC accepted Granite State’s second limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.3 million, effective September 1, 2022. On July 27, 2023, Granite State filed its third and final limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $1.0 million, effective September 1, 2023. This matter remains pending.

Other Matters

Unitil Energy - Proposal to Construct Utility-Scale Solar Facility - On October 31, 2022, Unitil Energy submitted a petition to the NHPUC for review of Unitil Energy’s proposal to construct, own, and operate a 4.99 MW utility-scale photovoltaic generating facility, which was subsequently revised to a 4.88 MW facility. The Company had requested a finding from the NHPUC within six months of the filing date that the project, as proposed, is in the public interest. On May 1, 2023, the NHPUC issued an Order approving the Company's petition.

Fitchburg - Grid Modernization - On July 1, 2021, Fitchburg submitted its Grid Modernization Plan (GMP) to the MDPU. The GMP includes a five-year strategic plan, including a plan for the full deployment of advanced metering functionality, and a four-year short-term investment plan, which focuses on foundational investments to facilitate the interconnection and integration of distributed energy resources, optimizing system performance through command and control and self-healing measures, and optimizing system demand by facilitating consumer price-responsiveness. On October 7, 2022, the MDPU issued a “Track 1” Order approving a budget cap of $9.3 million through 2025 for previously deployed or preauthorized grid modernization investments. On November 30, 2022, the MDPU issued its “Track 2” Order addressing new technologies and Advanced Metering Infrastructure (AMI) proposals. The MDPU preauthorizes a four-year $1.5 million budget for Fitchburg’s additional grid-facing investments. Any spending over the total budget cap is not eligible for targeted cost recovery through its Grid Modernization Factor (GMF), and instead, may be recovered by the Company in a base distribution rate proceeding subsequent to a prudency finding by the MDPU in a GMF filing or term review Order. The MDPU also preauthorized the Company’s AMI meter replacement investments, with a budget of $11.2 million through 2025. Additionally, the MDPU provided preliminary approval for the Company’s customer engagement and experience and data sharing platform investments, with a combined budget of $2.3 million through 2025. The Company may recover eligible costs incurred for preauthorized grid-facing investments and customer-facing investments that will be made during the 2022-2025 GMP term through the GMFs, subject to certain modifications to the Company’s GMF tariff and a final prudence review. On March 31, 2023, the Company submitted an AMI opt-out tariff with full support of proposed opt-out fees in compliance with the Track 2 Order. The MDPU approved the tariff on April 7, 2023.

On April 24, 2023, Fitchburg submitted its 2022 Grid Modernization Plan Annual Report to the MDPU. On May 31, 2023, the MDPU issued an Order on Fitchburg’s 2023 GMF filing, allowing proposed rates to take effect on June 1, 2023 subject to the further investigation and reconciliation.

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2022, Fitchburg filed its GMF rate adjustment and reconciliation filing pursuant to the Company’s GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of $0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation. On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 revenue requirement, effective June 1, 2023.

Fitchburg - Investigation into the role of gas LDCs to achieve Commonwealth 2050 climate goals -The MDPU has opened an investigation to examine the role of Massachusetts gas local distribution companies (LDCs) in helping the Commonwealth achieve its 2050 climate goal of net-zero greenhouse gas (GHG) emissions. In its Order opening the inquiry, the MDPU stated it is required to consider new policies and structures as the Commonwealth reduces reliance on fossil fuels, including natural gas, which may require LDCs to make significant changes to their planning processes and business models. The LDCs, including Fitchburg, engaged an independent consultant to conduct a study and prepare a report (Consultant Report), including a detailed study of each LDC, that analyzes the feasibility of all identified pathways to help the Commonwealth achieve its net-zero GHG goal. The study includes an examination of the potential pathways identified in the 2050 Decarbonization Roadmap developed by the MA Executive Office of Energy and Environmental Affairs, in consultation with the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources (DOER). Following an active stakeholder process, on March 18, 2022, Consultant Reports on decarbonization pathways, regulatory designs and stakeholder engagement were submitted to the MDPU. Also on March 18, 2022, the LDCs, including Fitchburg, submitted proposals to the MDPU that include the LDCs’ recommendations and plans for helping the Commonwealth achieve its 2050 climate goals, supported by the Consultant Reports. The MDPU held a technical session on the Consultant Report on March 30, 2022 and a technical session on the LDC proposals on April 15, 2022. Discovery by the MDPU is complete, and the LDCs responded to stakeholder comments on July 29, 2022. Final comments from stakeholders replying to the LDCs’ comments and making any other final remarks for the MDPU’s consideration were filed on October 14, 2022.

Fitchburg – Electric Vehicle (EV) Proceeding – On December 30, 2022, the MDPU issued an order approving Fitchburg’s five-year EV program with a $1.0 million budget consisting of: (1) public infrastructure offering ($0.5 million); (2) Electric Vehicle Supply Equipment (EVSE) incentives for residential segment ($0.3 million); and (3) marketing and outreach ($0.2 million). The Company may shift spending between program segments and between years over the five-year term of its program, subject to a 15 percent cap. Any spending above the approved EV program budget or above the 15 percent cap for each program segment is not eligible for targeted cost recovery through the GMF and, instead, may be recovered in a base distribution rate proceeding subsequent to a prudency finding by the MDPU. Further, the MDPU has convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. Once performance metrics are finalized, the MDPU will require the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input and will determine next steps at that time. The MDPU directs the Companies to submit annual reports that document their performance and these reports will be due on or before May 15th of each year. The first EV annual report is due May 15, 2024. The Company shall file annual rate adjustment and reconciliation filings on or before April 15, with rates effective June 1. The MDPU accepted the Company’s Demand Charge Alternative proposal and directed implementation within six months. The Demand Charge Alternative is offered for a ten-year period beginning July 1, 2023 with tiered rates to separately-metered EV general delivery service customers. The MDPU accepted the Company’s proposed residential EV TOU rate, effective April 1, 2023.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service territories. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On April 3, 2023, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2023 through October 31, 2024. The MPUC issued an Order on June 13, 2023 approving the one-year extension.

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

Fitchburg - Massachusetts Request for Proposals (RFPs) - Pursuant to Section 83C of “An Act to Promote Energy Diversity” (2016) (the Act), the Massachusetts electric distribution companies (EDCs), including Fitchburg, are required to jointly procure a total of 1,600 MW of offshore wind by June 30, 2027. Under Section 83D of the Act, the EDCs are required to jointly seek proposals for cost-effective clean energy (hydroelectric, solar and land-based wind) long-term contracts via one or more staggered solicitations for a total of 9,450,000 megawatt-hours (MWh) by December 31, 2022. Fitchburg’s pro rata share of these contracts is approximately 1%.

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and power purchase agreements (PPAs) for 9,554,940 MWh of hydroelectric generation and associated environmental attributes from Hydro-Quebec Energy Services (U.S.), Inc. were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market costs to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. On January 13, 2023, NECEC Transmission LLC (“NECEC”), the company with which Fitchburg and the other EDCs entered into transmission service agreements (“TSAs”) for the delivery of the Hydro-Quebec energy, provided a letter to the EDCs purporting to give notice of a “change in applicable law” related to a Maine ballot initiative and requesting a negotiated amendment to the TSAs. On June 27, 2023, NECEC sent a letter to the EDCs seeking schedule relief also in accordance with their “change in law” determination. The EDCs are evaluating NECEC’s requests.

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

In accordance with “An Act to Advance Clean Energy” (2018) the Massachusetts Department of Energy Resources (DOER) recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with South Coast Wind (formerly Mayflower Wind) for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside and vacate the MDPU’s Order approving the PPAs. This appeal is pending. On the same day, Mayflower Wind submitted a motion to the MDPU requesting that it extend the period for filing an appeal (which otherwise expired on January 19, 2023) by five business days from the date that the motion is approved. The MDPU denied Mayflower Wind’s motion. The EDCs have negotiated termination agreements with Commonwealth Wind and submitted the agreements to the MDPU for approval on July 13, 2023.

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027; an additional 2,400 MW of offshore wind capacity remains to be procured in the future given the current PPAs under contract with the MA EDCs. The next RFP for offshore wind was filed with the MDPU for approval in May 2023 for at least 400 MW and up to 3,600 MW of additional offshore wind capacity.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of June 30, 2023, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In July 2019, the NH DES requested that Northern Utilities review modeled expectations for groundwater contaminants against observed data at the Rochester site. In June 2020, the NH DES coupled the submittal of the review to a proposed extension of the gas distribution system by Northern Utilities. Northern Utilities submitted the review in January 2022, and the NH DES directed that soil treatability studies as part of a Remedial Action Plan (RAP) be developed in June 2022. The Company submitted the studies and RAP to the NH DES in December 2022 and continues to await a decision from the agency; the RAP included three remediation alternatives for consideration by NH DES. In anticipation of the probable NH DES approval of one of the remediation alternatives and subsequent request for project design, the Company has accrued $2.5 million for estimated costs to complete the remediation at the Rochester site, which is included in Environmental Obligations. The Company has determined that the high end of the range of reasonably possible remediation costs for the Rochester site could be $5.6 million based on remediation alternatives. Northern Utilities anticipates the commencement of remediation activities in 2024.

The NHPUC and MPUC have approved regulatory mechanisms for the recovery of MGP environmental costs. For Northern Utilities’ New Hampshire division, the NHPUC has approved the recovery of MGP environmental costs over succeeding seven-year periods. For Northern Utilities’ Maine division, the MPUC has authorized the recovery of environmental remediation costs over succeeding five-year periods.

The Environmental Obligations table includes amounts accrued for Northern Utilities related to estimated future cleanup costs associated with Northern Utilities’ environmental remediation obligations for former MGP sites. Corresponding Regulatory Assets were recorded to reflect that the future recovery of these environmental remediation costs is expected based on regulatory precedent and established practices.

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

In August 2021, the Mass DEP issued a Notice of Non-compliance to Fitchburg following a November 2020 audit of the September 2015 Response Action Outcome on the MGP site. Mass DEP directed Fitchburg to further define the extent of MGP site contaminants in the sediment and riverbank of an abutting watercourse. Fitchburg began the investigation in November 2021 with the Mass DEP expanding the scope in June 2022 to include an observed river seep. Fitchburg submitted the results of its investigation and an Immediate Response Action (IRA) plan associated with the river seep to the Mass DEP in December 2022. The Mass DEP has review and approval authority over the IRA plan’s recommendations, and Fitchburg continues to anticipate a limited remediation effort associated with the seep in 2023. In June 2023, the IRA plan transitioned to a Mass DEP-required public risk characterization of the site. The Company does not believe this risk characterization will have a material adverse effect on its financial condition, results of operations or cash flows.

Fitchburg recovers the environmental response costs incurred at this former MGP site in gas rates pursuant to the terms of a cost recovery agreement approved by the MDPU. Pursuant to this agreement, Fitchburg is authorized to amortize and recover environmental response costs from gas customers over succeeding seven-year periods.

Unitil Energy - Kensington Distribution Operations Center - Unitil Energy conducted a Phase I and II environmental site assessment (ESA) in the second quarter of 2021. The ESA results identified soil and groundwater contaminants in excess of state regulatory standards. In September 2021, the NH DES directed Unitil Energy to conduct a supplemental site investigation (SSI) and identify whether there is a need to conduct further investigation or remedial actions. Unitil Energy began the SSI in December 2021 with the NH DES extending the SSI scope in June 2022 to further delineate potential impacts. Unitil Energy completed the field portion of the SSI in September 2022 and submitted the report to the NH DES in June 2023 and is awaiting a decision by the agency. Unitil Energy anticipates the commencement of remediation activities in 2025. The Company does not believe this investigation will have a material adverse effect on its financial condition, results of operations or cash flows.

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the six months ended June 30, 2023 and 2022.

Environmental Obligations (millions)
	June 30,
	2023	2022
Total Balance at Beginning of Period	$4.4	$2.7
Additions	0.5	0.3
Less: Payments / Reductions	0.2	0.2
Total Balance at End of Period	4.7	2.8
Less: Current Portion	0.6	0.6
Noncurrent Balance at End of Period	$4.1	$2.2

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Six Months Ended June 30,
	2023	2022
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(3)	(5)
Effective Income Tax Rate	24%	22%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of their operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at June 30, 2023 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax liabilities or assets as defined by the FASB Codification is required. The Company remains subject to examination by the Internal Revenue Service (IRS), and Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2021; December 31, 2020; and December 31, 2019.

Income tax filings for the year ended December 31, 2021 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2021, which were filed with the IRS in October 2022, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $2.4 million. The Company had approximately $5.3 million of NOLC assets available to offset current taxes payable as of December 31, 2021. In fiscal year 2022, the Company recognized the utilization of approximately $2.8 million of the NOLC asset. In addition, at December 31, 2022, the Company had $1.0 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

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

The Company has evaluated each of the CARES, CAA ARPA, and IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of June 30, 2023.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. Subject to regulatory approval, the Company expects to flow back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of June 30, 2023, the Company flowed back $7.8 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

Note 9: Retirement Benefit obligations

The Company co-sponsors the Unitil Corporation Retirement Plan (Pension Plan), the Unitil Retiree Health and Welfare Benefits Plan (PBOP Plan), and the Unitil Corporation SERP to provide certain pension and postretirement benefits for its retirees and current employees. Refer to Note 9 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2022 as filed with the SEC on February 14, 2023 for additional information regarding these plans.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service Cost	$523	$791	$373	$722	$63	$68
Interest Cost	1,870	1,371	725	799	188	118
Expected Return on Plan Assets	(2,672)	(2,720)	(852)	(854)	—	—
Prior Service Cost Amortization	88	89	199	273	14	14
Actuarial Loss Amortization	—	1,377	(366)	255	—	199
Sub-total	(191)	908	79	1,195	265	399
Amounts Capitalized and Deferred	366	(309)	112	(622)	(82)	(119)
Net Periodic Benefit Cost Recognized	$175	$599	$191	$573	$183	$280

	Pension Plan		PBOP Plan		SERP
For the Six Months Ended June 30,	2023	2022	2023	2022	2023	2022
Service Cost	$1,046	$1,582	$746	$1,444	$125	$136
Interest Cost	3,740	2,742	1,450	1,598	377	236
Expected Return on Plan Assets	(5,344)	(5,440)	(1,704)	(1,708)	—	—
Prior Service Cost Amortization	177	178	397	546	28	28
Actuarial Loss Amortization	—	2,754	(732)	510	—	399
Sub-total	(381)	1,816	157	2,390	530	799
Amounts Capitalized and Deferred	864	(464)	333	(1,133)	(164)	(238)
Net Periodic Benefit Cost Recognized	$483	$1,352	$490	$1,257	$366	$561

Employer Contributions

As of June 30, 2023, the Company had made contributions of $1.9 million and $0.6 million, to its Pension Plan and PBOP Plan, respectively, in 2023. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2023 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of June 30, 2023, the Company had made $0.3 million of benefit payments under the SERP Plan in 2023. The Company presently anticipates making an additional $0.3 million of benefit payments under the SERP Plan in 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2023. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of June 30, 2023 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended June 30, 2023.

Issuer Purchases of Equity Securities

Pursuant to the Company’s written trading plan under Rule 10b5-1 under the Exchange Act, adopted and announced by the Company on June 1, 2023, the Company will periodically repurchase shares of its Common Stock on the open market to fulfill the required equity portion of the Directors’ annual retainer for those Directors who elected to receive common stock. There is no pool or maximum number of shares related to these purchases; however, the trading plan will terminate when $614,000 in value of shares have been purchased or, if sooner, on May 31, 2024.

The Company may suspend or terminate this new trading plan at any time, so long as the suspension or termination is made in good faith and not as part of a plan or scheme to evade the prohibitions of Rule 10b-5 under the Exchange Act, or other applicable securities laws.

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/23 – 4/30/23	—	—	—	$145,027
5/1/23 – 5/31/23	—	—	—	$—
6/1/23 – 6/30/23	—	—	—	$614,000
Total	—	—	—

Item 5. Other Information

(a) On August 1, 2023, the Company issued a press release announcing its results of operations for the three and six month periods ended June 30, 2023. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(c) During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference*
4.1 (1)	Note Purchase Agreement dated July 6, 2023 by and among Fitchburg Gas and Electric Light Company and the several purchasers named therein.	Exhibit 4.1 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.2 (2)	5.70% Senior Note, Series 2023A, due July 2, 2033, issued by Fitchburg Gas and Electric Light Company to MetLife Reinsurance Company of Hamilton, Ltd.	Exhibit 4.2 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

4.3 (2)	5.96% Senior Note, Series 2023B, due July 2, 2053, issued by Fitchburg Gas and Electric Light Company to Mutual of Omaha Insurance Company.	Exhibit 4.3 to Form 8-K dated July 6, 2023 (SEC File No. 1-8858)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description of Exhibit	Reference*

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated August 1, 2023 Announcing Earnings For the Quarter Ended June 30, 2023.	Furnished herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

* The exhibits referred to in this column by specific designations and dates have heretofore been filed with or furnished to the Securities and Exchange Commission under such designations and are hereby incorporated by reference.

(1) In accordance with Item 601(a)(5) of Regulation S-K, this exhibit omits certain of its schedules and exhibits. This exhibit’s table of contents includes a brief description of the subject matter of all of its schedules and exhibits, including the omitted schedules and exhibits. The Registrant acknowledges that it must provide a copy of any omitted schedules or exhibits to the Securities and Exchange Commission or its staff upon request.

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

UNITIL CORPORATION
(Registrant)

Date: August 1, 2023	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: August 1, 2023	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer