Form 10-Q
period 2023-09-30
UNITIL CORP
filed 2023-11-07
CIK 755001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2023
Common Stock, no par value	16,098,244 Shares

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

FORM 10-Q

For the Quarter Ended September 30, 2023

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
•
Employee workforce factors, including the ability to attract and retain key personnel;

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

Unitil had an investment in Net Utility Plant of $1.4 billion at September 30, 2023. Earnings from Unitil’s utility operations are derived primarily from the return on investment in the utility assets of the three distribution utilities and Granite State. Unitil’s total operating revenue includes revenue to recover the approved cost of purchased electricity and gas in rates on a fully reconciling basis. As a result of this reconciling rate structure, the Company’s earnings are not directly affected by changes in the cost of purchased electricity and gas.

Unitil Resources is the Company’s wholly-owned, non-regulated subsidiary. The Company’s other subsidiaries include Unitil Service Corp., which provides, at cost, a variety of administrative and professional services to Unitil’s affiliated companies; Unitil Realty Corp., which owns and manages Unitil’s corporate office building and property located in Hampton, New Hampshire and owns land for future use in Kingston, New Hampshire; and Unitil Power Corp., which formerly functioned as the full requirements wholesale power supply provider for Unitil Energy. Unitil’s consolidated net income includes the earnings of the holding company and these subsidiaries.

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

Unitil’s distribution utilities deliver electricity and/or gas to all customers in their service territory, at rates established under cost of service regulation. Under this regulatory structure, Unitil’s distribution utilities recover the cost of providing distribution service to their customers generally based on historical test years, and earn a return on their capital investment in utility assets. The Company’s distribution utilities and its gas transmission pipeline company also may recover certain base rate costs, including capital project spending, qualifying storm expenses and enhanced reliability and vegetation management programs, through annual step adjustments or cost tracking rate mechanisms.

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As of June 1, 2022, revenue decoupling applied to substantially all of Unitil’s total annual electric sales volumes. As a result of the order in Northern Utilities’ most recent base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire were subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimated that revenue decoupling applied to approximately 43% of Unitil’s total annual gas sales volumes. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

Revenue Decoupling
Estimated Percentage of Decoupled Sales
For Periods Presented
Electric
Before June 1, 2022	27%
After June 1, 2022	Substantially All
Gas
Before August 1, 2022	11%
After August 1, 2022	43%

RESULTS OF OPERATIONS

The following section of MD&A compares the results of operations for each of the two fiscal periods ended September 30, 2023 and September 30, 2022 and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and the accompanying Notes to unaudited Consolidated Financial Statements included in Part I, Item 1 of this report, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Three Months Ended September 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$72.1	$31.8	$—	$103.9
Less: Cost of Sales	(42.9)	(9.6)	—	(52.5)
Less: Depreciation and Amortization	(6.6)	(9.9)	(0.3)	(16.8)
GAAP Gross Margin	22.6	12.3	(0.3)	34.6
Depreciation and Amortization	6.6	9.9	0.3	16.8
Adjusted Gross Margin	$29.2	$22.2	$—	$51.4

Three Months Ended September 30, 2022 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$75.7	$34.5	$—	$110.2
Less: Cost of Sales	(47.3)	(14.1)	—	(61.4)
Less: Depreciation and Amortization	(6.9)	(9.5)	(0.2)	(16.6)
GAAP Gross Margin	21.5	10.9	(0.2)	32.2
Depreciation and Amortization	6.9	9.5	0.2	16.6
Adjusted Gross Margin	$28.4	$20.4	$—	$48.8

Nine Months Ended September 30, 2023 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$244.8	$182.7	$—	$427.5
Less: Cost of Sales	(164.7)	(76.3)	—	(241.0)
Less: Depreciation and Amortization	(19.5)	(29.8)	(0.8)	(50.1)
GAAP Gross Margin	60.6	76.6	(0.8)	136.4
Depreciation and Amortization	19.5	29.8	0.8	50.1
Adjusted Gross Margin	$80.1	$106.4	$—	$186.5

Nine Months Ended September 30, 2022 (millions)
	Electric	Gas	Other	Total
Total Operating Revenue	$219.2	$182.5	$—	$401.7
Less: Cost of Sales	(142.6)	(81.9)	—	(224.5)
Less: Depreciation and Amortization	(19.3)	(26.9)	(0.7)	(46.9)
GAAP Gross Margin	57.3	73.7	(0.7)	130.3
Depreciation and Amortization	19.3	26.9	0.7	46.9
Adjusted Gross Margin	$76.6	$100.6	$—	$177.2

Electric GAAP Gross Margin was $22.6 million in the three months ended September 30, 2023, an increase of $1.1 million compared to the same period in 2022. Electric GAAP Gross Margin was $60.6 million in the nine months ended September 30, 2023, an increase of $3.3 million compared to the same period in 2022. The increase in the three month period was driven by higher rates and customer growth of $0.8 million and lower depreciation and amortization expense of $0.3 million. The increase in the nine month period was driven by higher rates and customer growth of $3.5 million, partially offset by higher depreciation and amortization expense of $0.2 million.

Gas GAAP Gross Margin was $12.3 million in the three months ended September 30, 2023, an increase of $1.4 million compared to the same period in 2022. Gas GAAP Gross Margin was $76.6 million in the nine months ended September 30, 2023, an increase of $2.9 million compared to the same period in 2022. The increase in the three month period was driven by higher rates and customer growth of $1.8 million, partially offset by higher depreciation and amortization of $0.4 million. The increase in the nine month period was driven by higher rates and customer growth of $9.3 million, partially offset by the unfavorable effects of warmer winter weather in 2023 of $1.1 million, higher depreciation and amortization of $2.9 million, and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire.

Earnings Overview

The Company’s Net Income was $1.4 million, or $0.09 in Earnings Per Share (EPS) for the third quarter of 2023, an increase of $0.9 million in Net Income, or $0.06 in EPS, compared to the third quarter of 2022. The Company’s earnings in the third quarter of 2023 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), offset by higher operating expenses and higher interest expense, net.

The Company’s Net Income was $29.7 million, or $1.85 in Earnings Per Share (EPS) for the first nine months of 2023, an increase of $2.8 million in Net Income, or $0.17 in EPS, compared to the first nine months of 2022. The Company’s earnings in the first nine months of 2023 reflect higher Electric and Gas Adjusted Gross Margins (a non-GAAP financial measure), partially offset by higher operating expenses and higher interest expense, net.

The Company’s nine months results for 2022, including Electric and Gas GAAP Gross Margins, reflect the effects of base rate case orders in New Hampshire, which were issued in the second quarter of 2022 (See Note 6, Regulatory Matters, to the accompanying Consolidated Financial Statements).

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $29.2 million and $80.1 million in the three and nine months ended September 30, 2023, respectively, increases of $0.8 million and $3.5 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth.

Electric kilowatt-hour (kWh) sales decreased 4.9% and 5.0% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Sales to Residential and C&I customers decreased 7.3% and 3.1%, respectively, in the three months ended September 30, 2023, compared to the same period in 2022, reflecting milder summer weather in the third quarter of 2023 compared to the same period in 2022, partially offset by customer growth. Sales to Residential and C&I customers decreased 6.8% and 3.7%, respectively, in the nine months ended September 30, 2023, compared to the same period in 2022, reflecting warmer winter weather and milder summer weather in 2023 compared to 2022 and lower average usage, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 12.2% fewer Cooling Degree Days (CDD) in the third quarter of 2023 compared to the same period in 2022. As of September 30, 2023, the number of electric customers increased by approximately 50 over the previous year.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $22.2 million and $106.4 million in the three and nine months ended September 30, 2023, respectively, increases of $1.8 million and $5.8 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth of $1.8 million and $9.3 million for the three and nine month periods, respectively, and, for the nine month period, the unfavorable effects of warmer winter weather in 2023 of $1.1 million and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire.

Gas therm sales increased 3.7% and decreased 3.7% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In the third quarter of 2023, sales to Residential customers were essentially unchanged and sales to C&I customers increased 4.1%, compared to the same period in 2022. In the first nine months of 2023, sales to Residential and C&I customers decreased 7.1% and 2.9%, respectively, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 9.2% fewer Effective Degree Days (EDD) in the first nine months of 2023 compared to the same period in 2022. The Company estimates weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 3.0% in the first nine months of 2023 compared to the same period in 2022. As of September 30, 2023, the number of gas customers increased by approximately 800 over the previous year.

Operation and Maintenance (O&M) expenses increased $1.0 million and $0.5 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the three month period reflects higher labor costs of $0.7 million, higher utility operating costs of $0.2 million and higher professional fees of $0.1 million. The increase in the nine month period reflects higher utility operating costs of $0.8 million, partially offset by lower labor costs of $0.3 million. The lower labor costs in the nine month period primarily reflect lower service costs for retirement benefits and lower restricted stock compensation.

Depreciation and Amortization expense increased $0.2 million and $3.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the three month period reflects additional depreciation associated with higher levels of utility plant in service, partially offset by lower amortization of rate case costs. The increase in the nine month period reflects additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes increased $0.6 million and $1.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Interest Expense, Net increased $0.4 million and $2.0 million, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily reflecting higher interest expense on short-term borrowings, partially offset by higher interest income on regulatory assets and other, and, for the nine month period, lower interest expense on long-term debt.

Other Expense (Income), Net decreased $0.6 million and $2.0 million, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, reflecting lower retirement benefit costs.

Federal and State Income Taxes for the three and nine months ended September 30, 2023 increased $0.1 million and $1.6 million, respectively, compared with the same periods in 2022, reflecting higher pre-tax earnings in 2023 and higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire.

In January 2023, April 2023, July 2023 and October 2023, the Unitil Corporation Board of Directors declared quarterly dividends on the Company’s common stock of $0.405 per share. These quarterly dividends result in a current effective annualized dividend rate of $1.62 per share, representing an unbroken record of quarterly dividend payments since trading began in Unitil’s common stock.

Electric Sales, Revenues and Adjusted Gross Margin

Kilowatt-hour Sales - Unitil’s total electric kWh sales decreased 4.9% and 5.0% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Sales to Residential and C&I customers decreased 7.3% and 3.1%, respectively, in the three months ended September 30, 2023, compared to the same period in 2022, reflecting milder summer weather in the third quarter of 2023 compared to the same period in 2022, partially offset by customer growth. Sales to Residential and C&I customers decreased 6.8% and 3.7%, respectively, in the nine months ended September 30, 2023, compared to the same period in 2022, reflecting warmer winter weather and milder summer weather in 2023 compared to 2022 and lower average usage, partially offset by customer growth. Based on weather data collected in the Company’s electric service areas, on average there were 12.2% fewer CDD in the third quarter of 2023 compared to the same period in 2022. As of September 30, 2023, the number of electric customers increased by approximately 50 over the previous year. Sales margins derived from decoupled unit sales are not sensitive to changes in electric kWh sales. As of June 1, 2022, substantially all of the Company’s electric kWh sales volumes are decoupled. Prior to June 1, 2022, approximately 27% of the Company’s total annual electric kWh sales volumes were decoupled.

The following table details total kWh sales for the three and nine months ended September 30, 2023 and 2022 by major customer class:

kWh Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Residential	187.0	201.7	(14.7)	(7.3)%	501.7	538.2	(36.5)	(6.8%)
Commercial / Industrial	253.2	261.4	(8.2)	(3.1)%	696.0	722.6	(26.6)	(3.7)%
Total	440.2	463.1	(22.9)	(4.9)%	1,197.7	1,260.8	(63.1)	(5.0)%

Electric Operating Revenues and Electric Adjusted Gross Margin - The following table details Total Electric Operating Revenues and Electric Adjusted Gross Margin for the three and nine months ended September 30, 2023 and 2022:

Electric Operating Revenues and Electric Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Electric Operating Revenue:
Residential	$43.7	$44.2	$(0.5)	(1.1)%	$149.7	$129.5	$20.2	15.6%
Commercial / Industrial	28.4	31.5	(3.1)	(9.8)%	95.1	89.7	5.4	6.0%
Total Electric Operating Revenue	72.1	75.7	(3.6)	(4.8)%	244.8	219.2	25.6	11.7%
Cost of Electric Sales	42.9	47.3	(4.4)	(9.3)%	164.7	142.6	22.1	15.5%
Electric Adjusted Gross Margin	$29.2	$28.4	$0.8	2.8%	$80.1	$76.6	$3.5	4.6%

Total Electric Operating Revenue decreased $3.6 million, or 4.8%, and increased $25.6 million, or 11.7%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower costs of electric sales, which are tracked and reconciled to costs that are passed through directly to customers, partially offset by higher electric distribution rates. The increase in the nine month period reflects higher costs of electric sales and higher electric distribution rates.

Electric Adjusted Gross Margin (a non-GAAP financial measure) was $29.2 million and $80.1 million in the three and nine months ended September 30, 2023, respectively, increases of $0.8 million and $3.5 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth.

Gas Sales, Revenues and Adjusted Gross Margin

Therm Sales - Unitil’s total gas therm sales increased 3.7% and decreased 3.7% in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. In the third quarter of 2023, sales to Residential customers were essentially unchanged and sales to C&I customers increased 4.1%, compared to the same period in 2022. In the first nine months of 2023, sales to Residential and C&I customers decreased 7.1% and 2.9%, respectively, compared to the same period in 2022, reflecting warmer winter weather in 2023 compared to 2022, partially offset by customer growth. Based on weather data collected in the Company’s gas service areas, on average there were 9.2% fewer EDD in the first nine months of 2023 compared to the same period in 2022. The Company estimates weather-normalized gas therm sales for Northern Utilities’ Maine division, the Company’s only non-decoupled gas service area, increased 3.0% in the first nine months of 2023 compared to the same period in 2022. As of September 30, 2023, the number of gas customers increased by approximately 800 over the previous year. Sales margins derived from decoupled unit sales (currently representing approximately 43% of total annual therm sales volume) are not sensitive to changes in gas therm sales.

The following table details total firm therm sales for the three and nine months ended September 30, 2023 and 2022 by major customer class:

Therm Sales (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Residential	2.5	2.5	—	—	32.6	35.1	(2.5)	(7.1%)
Commercial / Industrial	25.3	24.3	1.0	4.1%	132.1	136.0	(3.9)	(2.9)%
Total	27.8	26.8	1.0	3.7%	164.7	171.1	(6.4)	(3.7)%

Gas Operating Revenues and Adjusted Gross Margin - The following table details Total Gas Operating Revenues and Gas Adjusted Gross Margin for the three and nine months ended September 30, 2023 and 2022:

Gas Operating Revenues and Gas Adjusted Gross Margin (millions)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gas Operating Revenue:
Residential	$11.9	$12.1	$(0.2)	(1.7)%	$74.1	$72.3	$1.8	2.5%
Commercial / Industrial	19.9	22.4	(2.5)	(11.2)%	108.6	110.2	(1.6)	(1.5)%
Total Gas Operating Revenue	31.8	34.5	(2.7)	(7.8)%	182.7	182.5	0.2	0.1%
Cost of Gas Sales	9.6	14.1	(4.5)	(31.9)%	76.3	81.9	(5.6)	(6.8)%
Gas Adjusted Gross Margin	$22.2	$20.4	$1.8	8.8%	$106.4	$100.6	$5.8	5.8%

Total Gas Operating Revenue decreased $2.7 million, or 7.8%, and increased $0.2 million, or 0.1%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower costs of gas sales, which are tracked and reconciled costs that are passed through directly to customers, partially offset by higher gas distribution rates. The increase in the nine month period reflects higher gas distribution rates, partially offset by lower costs of gas sales.

Gas Adjusted Gross Margin (a non-GAAP financial measure) was $22.2 million and $106.4 million in the three and nine months ended September 30, 2023, respectively, increases of $1.8 million and $5.8 million, respectively, compared to the same periods in 2022. These increases reflect higher rates and customer growth of $1.8 million and $9.3 million for the three and nine month periods, respectively, and, for the nine month period, the unfavorable effects of warmer winter weather in 2023 of $1.1 million and the recognition, in the second quarter of 2022, of $2.4 million in higher rates resulting from the Company's base rate case in New Hampshire.

Operating Expenses

Cost of Electric Sales - Cost of Electric Sales includes the cost of electric supply and spending on energy efficiency programs. Cost of Electric Sales decreased $4.4 million, or 9.3%, and increased $22.1 million, or 15.5%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower sales of electricity and an increase in the amount of electricity purchased by customers directly from third-party suppliers, partially offset by higher wholesale electricity commodity prices. The increase in the nine month period reflects higher wholesale electricity commodity prices, partially offset by lower sales of electricity and an increase in the amount of electricity purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Electric Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Cost of Gas Sales - Cost of Gas Sales includes the cost to supply the Company’s total gas requirements and spending on energy efficiency programs. Cost of Gas Sales decreased $4.5 million, or 31.9%, and $5.6 million, or 6.8%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three month period reflects lower wholesale gas commodity prices, partially offset by higher gas sales. The decrease in the nine month period reflects lower gas sales and lower wholesale gas commodity prices, partially offset by a decrease in the amount of gas purchased by customers directly from third-party suppliers. Because the Company reconciles and recovers the approved Cost of Gas Sales in its rates at cost on a pass-through basis, changes in approved expenses do not affect earnings.

Operation and Maintenance (O&M) - O&M expense includes electric and gas utility operating costs, and the operating cost of the Company’s corporate and other business activities. O&M expense increased $1.0 million, or 5.4%, and $0.5 million, or 0.9%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the three month period reflects higher labor costs of $0.7 million, higher utility operating costs of $0.2 million and higher professional fees of $0.1 million. The increase in the nine month period reflects higher utility operating costs of $0.8 million, partially offset by lower labor costs of $0.3 million. The lower labor costs in the nine month period primarily reflect lower service costs for retirement benefits and lower restricted stock compensation.

Depreciation and Amortization - Depreciation and Amortization expense increased $0.2 million, or 1.2%, and $3.2 million, or 6.8%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in the three month period reflects additional depreciation associated with higher levels of utility plant in service, partially offset by lower amortization of rate case costs. The increase in the nine month period reflects additional depreciation associated with higher levels of utility plant in service and higher amortization of rate case and other deferred costs.

Taxes Other Than Income Taxes - Taxes Other Than Income Taxes increased $0.6 million, or 9.4%, and $1.2 million, or 6.0%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, reflecting higher local property taxes on higher utility plant in service and higher payroll taxes.

Other Expense (Income), Net - Other Expense (Income), Net decreased $0.6 million and $2.0 million, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, reflecting lower retirement benefit costs.

Provision for Income Taxes - Federal and State Income Taxes for the three and nine months ended September 30, 2023 increased $0.1 million and $1.6 million, respectively, compared with the same periods in 2022, reflecting higher pre-tax earnings in 2023 and higher flow back, in 2022, of excess Accumulated Deferred Income Taxes per regulatory orders in New Hampshire.

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

Unitil’s utility subsidiaries operate a number of reconciling rate mechanisms to recover specifically identified costs on a pass-through basis. These reconciling rate mechanisms track revenues and costs on a monthly basis. In any given month, this tracking and reconciling process will produce either an under-collected or an over-collected position. In accordance with the distribution utilities’ rate tariffs, interest is accrued on these balances and will produce either interest income or interest expense. Consistent with regulatory precedent, interest income is recorded on an under-collection of costs which creates a regulatory asset to be recovered in future periods when rates are reset. Interest expense is recorded on an over-collection of costs, which creates a regulatory liability to be refunded in future periods when rates are reset.

Interest Expense, Net (millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Interest Expense
Long-term Debt	$6.3	$6.2	$0.1	$18.4	$18.6	$(0.2)
Short-term Debt	2.2	1.0	1.2	6.5	1.7	4.8
Regulatory Liabilities	0.2	0.1	0.1	0.5	0.3	0.2
Subtotal Interest Expense	8.7	7.3	1.4	25.4	20.6	4.8
Interest (Income)
Regulatory Assets	(0.9)	(0.2)	(0.7)	(2.4)	(0.6)	(1.8)
AFUDC(1) and Other	(0.8)	(0.5)	(0.3)	(1.9)	(0.9)	(1.0)
Subtotal Interest (Income)	(1.7)	(0.7)	(1.0)	(4.3)	(1.5)	(2.8)
Total Interest Expense, Net	$7.0	$6.6	$0.4	$21.1	$19.1	$2.0

(1)
AFUDC – Allowance for Funds Used During Construction.

Interest Expense, Net increased $0.4 million, or 6.1%, and $2.0 million, or 10.5%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, primarily reflecting higher interest expense on short-term borrowings, partially offset by higher interest income on regulatory assets and other, and, for the nine month period, lower interest expense on long-term debt.

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

The Company and its subsidiaries are individually and collectively members of the Unitil Cash Pool (Cash Pool). The Cash Pool is the financing vehicle for day-to-day cash borrowing and investing. The Cash Pool allows for an efficient exchange of cash among the Company and its subsidiaries. The interest rates charged to the subsidiaries for borrowing from the Cash Pool are based on actual interest costs from lenders under the Company’s revolving Credit Facility (as defined below). At September 30, 2023, September 30, 2022 and December 31, 2022, the Company and all of its subsidiaries were in compliance with the regulatory requirements to participate in the Cash Pool.

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $256.1 million for the nine months ended September 30, 2023. Total gross repayments were $242.6 million for the nine months ended September 30, 2023. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2023, September 30, 2022 and December 31, 2022:

	Revolving Credit Facility ($ millions)
	September 30,		December 31,
	2023	2022	2022
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	129.5	72.0	116.0
Available	$70.5	$128.0	$84.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2023, September 30, 2022 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 2, 2033 at 5.70% and $13.0 million of Notes due July 2, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

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

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2023, there were no guarantees outstanding.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $13.3 million of natural gas storage inventory and corresponding obligations at September 30, 2023 related to these asset management agreements. The amount of natural gas inventory released in September 2023, which was payable in October 2023, was $0.2 million and was recorded in Accounts Payable at September 30, 2023.

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

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In making those estimates and assumptions, the Company sometimes is required to make difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain and for which different estimates that could reasonably have been used could have resulted in material differences in its financial statements. If actual results were to differ significantly from those estimates, assumptions and judgments, the financial position of the Company could be materially affected and the results of operations of the Company could be materially different than reported. As of September 30, 2023, the Company’s critical accounting policies and estimates had not changed significantly from December 31, 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2022 Annual Report on Form 10-K for additional information.

EMPLOYEES

As of September 30, 2023, the Company and its subsidiaries had 530 employees. The Company considers its relationship with employees to be good and has not experienced any major labor disruptions.

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

As of September 30, 2023, a total of 179 employees of certain of the Company’s subsidiaries were represented by labor unions. The following table details by subsidiary the employees covered by a collective bargaining agreement (CBA) as of September 30, 2023:

	Employees Covered	CBA Expiration
Fitchburg	46	05/31/2027
Northern Utilities NH Division	36	06/07/2025
Northern Utilities ME Division	39	03/31/2026
Granite State	5	03/31/2026
Unitil Energy	43	05/31/2028
Unitil Service – Gas Control	5	03/31/2024
Unitil Service	5	05/31/2028

The CBAs provide discrete salary adjustments, established work practices and uniform benefit packages. The Company expects to negotiate new agreements prior to their expiration dates.

INTEREST RATE RISK

Unitil meets its external financing needs by issuing short-term and long-term debt. The majority of debt outstanding represents long-term notes or bonds bearing fixed rates of interest. Changes in market interest rates do not affect interest expense resulting from these outstanding long-term debt securities. However, the Company periodically repays its short-term debt borrowings through the issuance of new long-term debt securities. Changes in market interest rates may affect the interest rate and corresponding interest expense on any new issuances of long-term debt securities. In addition, short-term debt borrowings bear a variable rate of interest. As a result, changes in short-term interest rates will increase or decrease interest expense in future periods. For example, if the average amount of short-term debt outstanding was $25 million for the period of one year, a change in interest rates of 1% would result in a change in annual interest expense of approximately $250,000. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the three months ended September 30, 2023 and September 30, 2022 were 6.4% and 3.6%, respectively. The average interest rates on the Company’s short-term borrowings and intercompany money pool transactions for the nine months ended September 30, 2023 and September 30, 2022 were 6.2% and 2.4%, respectively. The average interest rate on the Company’s short-term borrowings for the twelve months ended December 31, 2022 was 3.3%.

COMMODITY PRICE RISK

Although Unitil’s three distribution utilities are subject to commodity price variations as part of their traditional operations, the current regulatory frameworks within which these companies operate allow for full collection of electric power and natural gas supply costs in rates on a pass-through basis. Consequently, there is limited commodity price risk after consideration of the related rate-making. As discussed in Note 6 (Regulatory Matters), the Company has divested its long-term power supply contracts and therefore, further reduced its exposure to commodity risk.

Regulatory Matters

Refer to Note 6 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Regulatory Matters.

ENVIRONMENTAL MATTERS

Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of Environmental Matters.

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Millions except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Revenues
Electric	$72.1	$75.7	$244.8	$219.2
Gas	31.8	34.5	182.7	182.5
Total Operating Revenues	103.9	110.2	427.5	401.7
Operating Expenses
Cost of Electric Sales	42.9	47.3	164.7	142.6
Cost of Gas Sales	9.6	14.1	76.3	81.9
Operation and Maintenance	19.6	18.6	56.0	55.5
Depreciation and Amortization	16.8	16.6	50.1	46.9
Taxes Other Than Income Taxes	7.0	6.4	21.1	19.9
Total Operating Expenses	95.9	103.0	368.2	346.8
Operating Income	8.0	7.2	59.3	54.9
Interest Expense, Net	7.0	6.6	21.1	19.1
Other (Income) Expense, Net	—	0.6	(0.1)	1.9
Income Before Income Taxes	1.0	—	38.3	33.9
Provision for Income Taxes	(0.4)	(0.5)	8.6	7.0
Net Income	$1.4	$0.5	$29.7	$26.9
Net Income Per Common Share (Basic and Diluted)	$0.09	$0.03	$1.85	$1.68
Weighted Average Common Shares Outstanding – (Basic and Diluted)	16.1	16.0	16.0	16.0

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Millions)

(UNAUDITED)

	September 30,		December 31,
	2023	2022	2022
ASSETS:
Current Assets:
Cash and Cash Equivalents	$6.0	$7.9	$9.0
Accounts Receivable, Net	57.7	51.7	73.8
Accrued Revenue	57.3	46.9	72.8
Exchange Gas Receivable	14.0	25.1	18.0
Gas Inventory	1.2	1.7	1.8
Materials and Supplies	12.6	10.1	11.4
Prepayments and Other	7.6	7.2	8.0
Total Current Assets	156.4	150.6	194.8
Utility Plant:
Electric	634.0	612.7	627.5
Gas	1,063.9	995.7	1,043.6
Common	68.9	66.7	67.6
Construction Work in Progress	107.6	81.9	52.6
Utility Plant	1,874.4	1,757.0	1,791.3
Less: Accumulated Depreciation	484.3	453.2	459.6
Net Utility Plant	1,390.1	1,303.8	1,331.7
Other Noncurrent Assets:
Regulatory Assets	50.9	105.5	47.8
Operating Lease Right of Use Assets	5.5	4.6	4.3
Other Assets	17.3	14.4	11.8
Total Other Noncurrent Assets	73.7	124.5	63.9
TOTAL ASSETS	$1,620.2	$1,578.9	$1,590.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS (Cont.)

(Millions, except number of shares)

(UNAUDITED)

	September 30,		December 31,
	2023	2022	2022
LIABILITIES AND CAPITALIZATION:
Current Liabilities:
Accounts Payable	$35.6	$35.2	$68.6
Short-Term Debt	129.5	72.0	116.0
Long-Term Debt, Current Portion	7.0	8.2	6.7
Regulatory Liabilities	16.9	20.8	15.0
Energy Supply Obligations	18.7	29.8	24.1
Interest Payable	6.5	6.5	5.0
Environmental Obligations	0.6	0.6	0.6
Other Current Liabilities	28.6	20.5	24.1
Total Current Liabilities	243.4	193.6	260.1
Noncurrent Liabilities:
Retirement Benefit Obligations	41.3	135.2	46.8
Deferred Income Taxes, net	173.7	136.1	163.4
Cost of Removal Obligations	125.8	115.4	116.1
Regulatory Liabilities	34.8	37.9	36.9
Environmental Obligations	4.0	2.2	3.8
Other Noncurrent Liabilities	8.4	6.6	6.6
Total Noncurrent Liabilities	388.0	433.4	373.6
Capitalization:
Long-Term Debt, Less Current Portion	509.0	493.1	489.1
Stockholders’ Equity:
Common Equity (Authorized: 25,000,000 and Outstanding: 16,097,182, 16,039,141 and 16,043,355 Shares)	337.0	334.4	334.9
Retained Earnings	142.6	124.2	132.5
Total Common Stock Equity	479.6	458.6	467.4
Preferred Stock	0.2	0.2	0.2
Total Stockholders’ Equity	479.8	458.8	467.6
Total Capitalization	988.8	951.9	956.7
Commitments and Contingencies (Notes 6 & 7)
TOTAL LIABILITIES AND CAPITALIZATION	$1,620.2	$1,578.9	$1,590.4

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions) (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net Income	$29.7	$26.9
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	50.1	46.9
Deferred Tax Provision	8.3	6.4
Changes in Working Capital Items:
Accounts Receivable	16.1	15.2
Accrued Revenue	15.5	14.3
Exchange Gas Receivable	4.0	(17.7)
Regulatory Liabilities	1.9	11.3
Accounts Payable	(33.0)	(17.2)
Other Changes in Working Capital Items	3.3	0.3
Deferred Regulatory and Other Charges	(12.6)	(8.3)
Other, net	(4.6)	4.6
Cash Provided by Operating Activities	78.7	82.7
Investing Activities:
Property, Plant and Equipment Additions	(93.4)	(82.5)
Cash (Used in) Investing Activities	(93.4)	(82.5)
Financing Activities:
Proceeds from Short-Term Debt, net	13.5	7.9
Repayment of Long-Term Debt	(4.9)	(4.9)
Proceeds from Issuance of Long-Term Debt	25.0	—
Long-Term Debt Issuance costs	(0.2)	—
Net (Decrease) Increase in Exchange Gas Financing	(3.2)	16.4
Increase (Decrease) in Capital Lease Obligations	0.3	(0.1)
Dividends Paid	(19.6)	(18.9)
Proceeds from Issuance of Common Stock	0.8	0.8
Cash Provided by Financing Activities	11.7	1.2
Net (Decrease) Increase in Cash and Cash Equivalents	(3.0)	1.4
Cash and Cash Equivalents at Beginning of Period	9.0	6.5
Cash and Cash Equivalents at End of Period	$6.0	$7.9
Supplemental Cash Flow Information:
Interest Paid	$22.0	$17.7
Income Taxes Paid	$—	$1.2
Payments on Capital Leases	$0.2	$0.1
Non-cash Investing Activity:
Capital Expenditures Included in Accounts Payable	$8.6	$5.4
Right-of-Use Assets Obtained in Exchange for Lease Obligations	$2.1	$1.2

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

(Millions, except per share data and number of shares)

(UNAUDITED)

	Common Equity	Retained Earnings	Total
Three Months Ended September 30, 2023
Balance at July 1, 2023	$336.5	$147.7	$484.2
Net Income		1.4	1.4
Dividends ($0.405 per Common Share)		(6.5)	(6.5)
Stock Compensation Plans	0.2		0.2
Issuance of 5,763 Common Shares	0.3		0.3
Balance at September 30, 2023	$337.0	$142.6	$479.6
Three Months Ended September 30, 2022
Balance at July 1, 2022	$334.1	$130.0	$464.1
Net Income		0.5	0.5
Dividends ($0.39 per Common Share)		(6.3)	(6.3)
Stock Compensation Plans	0.1		0.1
Issuance of 4,506 Common Shares	0.2		0.2
Balance at September 30, 2022	$334.4	$124.2	$458.6

	Common Equity	Retained Earnings	Total
Nine Months Ended September 30, 2023
Balance at January 1, 2023	$334.9	$132.5	$467.4
Net Income		29.7	29.7
Dividends ($1.215 per Common Share)		(19.6)	(19.6)
Stock Compensation Plans	1.3		1.3
Issuance of 16,287 Common Shares	0.8		0.8
Balance at September 30, 2023	$337.0	$142.6	$479.6
Nine Months Ended September 30, 2022
Balance at January 1, 2022	$332.1	$116.2	$448.3
Net Income		26.9	26.9
Dividends ($1.17 per Common Share)		(18.9)	(18.9)
Stock Compensation Plans	1.5		1.5
Issuance of 14,369 Common Shares	0.8		0.8
Balance at September 30, 2022	$334.4	$124.2	$458.6

(The accompanying notes are an integral part of these consolidated unaudited financial statements.)

UNITIL CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations - Unitil Corporation (Unitil or the Company) is a public utility holding company. Unitil and its subsidiaries are subject to regulation as a holding company system by the Federal Energy Regulatory Commission (FERC) under the Energy Policy Act of 2005. The following companies are wholly-owned subsidiaries of Unitil: Unitil Energy Systems, Inc. (Unitil Energy), Fitchburg Gas and Electric Light Company (Fitchburg), Northern Utilities, Inc. (Northern Utilities), Granite State Gas Transmission, Inc. (Granite State), Unitil Power Corp. (Unitil Power), Unitil Realty Corp. (Unitil Realty), Unitil Service Corp. (Unitil Service) and its non-regulated subsidiary Unitil Resources, Inc. (Unitil Resources).

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

Unitil also has three other wholly-owned subsidiaries: Unitil Service, Unitil Realty and Unitil Resources. Unitil Service provides, at cost, a variety of administrative and professional services, including regulatory, financial, accounting, human resources, engineering, operations, technology, energy management and management services on a centralized basis to its affiliated Unitil companies. Unitil Realty owns and manages the Company’s corporate office in Hampton, New Hampshire and leases this facility to Unitil Service under a long-term lease arrangement. Unitil Realty also owns land for future use in Kingston, New Hampshire. Unitil Resources is the Company’s wholly-owned non-regulated subsidiary.

Basis of Presentation - The accompanying unaudited consolidated financial statements of Unitil have been prepared in accordance with the instructions to Form 10-Q and include the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023. For additional information, refer to Note 1 of Part II to the Consolidated Financial Statements – “Summary of Significant Accounting Policies” of the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on February 14, 2023, for a description of the Company’s Basis of Presentation.

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

In the following tables, revenue is classified by the types of goods/services rendered and market/customer type.

	Three Months Ended September 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$47.5	$8.4	$55.9
Commercial and Industrial	30.8	14.8	45.6
Other	2.3	1.2	3.5
Total Billed and Unbilled Revenue	80.6	24.4	105.0
Rate Adjustment Mechanism Revenue	(8.5)	7.4	(1.1)
Total Electric and Gas Operating Revenues	$72.1	$31.8	$103.9

	Three Months Ended September 30, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$42.5	$8.8	$51.3
Commercial and Industrial	30.2	17.8	48.0
Other	5.1	0.8	5.9
Total Billed and Unbilled Revenue	77.8	27.4	105.2
Rate Adjustment Mechanism Revenue	(2.1)	7.1	5.0
Total Electric and Gas Operating Revenues	$75.7	$34.5	$110.2

	Nine Months Ended September 30, 2023
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$147.5	$75.4	$222.9
Commercial and Industrial	93.7	110.5	204.2
Other	6.9	5.8	12.7
Total Billed and Unbilled Revenue	248.1	191.7	439.8
Rate Adjustment Mechanism Revenue	(3.3)	(9.0)	(12.3)
Total Electric and Gas Operating Revenues	$244.8	$182.7	$427.5

	Nine Months Ended September 30, 2022
Electric and Gas Operating Revenues (millions):	Electric	Gas	Total
Billed and Unbilled Revenue:
Residential	$125.5	$72.4	$197.9
Commercial and Industrial	86.9	110.5	197.4
Other	14.3	7.7	22.0
Total Billed and Unbilled Revenue	226.7	190.6	417.3
Rate Adjustment Mechanism Revenue	(7.5)	(8.1)	(15.6)
Total Electric and Gas Operating Revenues	$219.2	$182.5	$401.7

Revenue decoupling is the term given to the elimination of the dependency of a utility’s distribution revenue on the volume of electricity or gas sales. The difference between distribution revenue amounts billed to customers and the targeted revenue decoupling amounts is recognized as an increase or a decrease in Accrued Revenue, which forms the basis for resetting rates for future cash recoveries from, or credits to, customers. These revenue decoupling targets may be adjusted as a result of rate cases and other authorized adjustments that the Company files with the MDPU and NHPUC. Fitchburg has been subject to revenue decoupling since 2011. Unitil Energy has been subject to revenue decoupling since June 1, 2022. As of June 1, 2022, revenue decoupling applied to substantially all of Unitil’s total annual electric sales volumes. As a result of the order in Northern Utilities’ most recent base rate case in New Hampshire, substantially all of Northern Utilities’ gas sales volumes in New Hampshire were subject to decoupling as of August 1, 2022. As of August 1, 2022, the Company estimated that revenue decoupling applied to approximately 43% of Unitil’s total annual gas sales volumes. The Company's electric and gas sales in New Hampshire and Massachusetts are now largely decoupled. The following table shows the estimated percentages of electric and gas sales that are subject to revenue decoupling for the periods presented.

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

Cash and Cash Equivalents - Cash and Cash Equivalents includes all cash and cash equivalents to which the Company has legal title. Cash equivalents include short-term investments with original maturities of three months or less and interest bearing deposits. The Company’s cash and cash equivalents are held at financial institutions and at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Under the Independent System Operator—New England (ISO-NE) Financial Assurance Policy (Policy), Unitil’s subsidiaries Unitil Energy, Fitchburg and Unitil Power are required to provide assurance of their ability to satisfy their obligations to ISO-NE. Under this Policy, Unitil’s subsidiaries provide cash deposits covering approximately 2-1/2 months of outstanding obligations, less credit amounts that are based on the Company’s credit rating. As of September 30, 2023, September 30, 2022 and December 31, 2022, the Unitil subsidiaries had deposited $3.5 million, $4.8 million and $6.0 million, respectively to satisfy their ISO-NE obligations.

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

The Allowance for Doubtful Accounts as of September 30, 2023, September 30, 2022 and December 31, 2022, was as follows:

	September 30,		December 31,
(millions)	2023	2022	2022
Allowance for Doubtful Accounts	$2.0	$2.4	$2.6

Accounts Receivable, Net includes $2.0 million, $2.4 million, and $2.5 million of the Allowance for Doubtful Accounts at September 30, 2023, September 30, 2022 and December 31, 2022, respectively. Unbilled Revenues, net (a component of Accrued Revenue) includes less than $0.1 million, less than $0.1 million and $0.1 million of the Allowance for Doubtful Accounts at September 30, 2023, September 30, 2022 and December 31, 2022, respectively.

Accrued Revenue - Accrued Revenue includes the current portion of Regulatory Assets and unbilled revenues. The following table shows the components of Accrued Revenue as of September 30, 2023, September 30, 2022 and December 31, 2022.

	September 30,		December 31,
Accrued Revenue (millions)	2023	2022	2022
Regulatory Assets – Current	$53.5	$44.0	$66.5
Unbilled Revenues, net	3.8	2.9	6.3
Total Accrued Revenue	$57.3	$46.9	$72.8

Exchange Gas Receivable - Northern Utilities and Fitchburg have gas exchange and storage agreements whereby gas purchases during the months of April through October are delivered to a third party. The third party delivers gas back to the Company during the months of November through March. The exchange and storage gas volumes are recorded at weighted average cost. The following table shows the components of Exchange Gas Receivable as of September 30, 2023, September 30, 2022 and December 31, 2022.

	September 30,		December 31,
Exchange Gas Receivable (millions)	2023	2022	2022
Northern Utilities	$13.1	$23.1	$16.3
Fitchburg	0.9	2.0	1.7
Total Exchange Gas Receivable	$14.0	$25.1	$18.0

Gas Inventory - The Company uses the weighted average cost methodology to value gas inventory. The following table shows the components of Gas Inventory as of September 30, 2023, September 30, 2022 and December 31, 2022.

	September 30,		December 31,
Gas Inventory (millions)	2023	2022	2022
Natural Gas	$0.3	$1.1	$1.0
Propane	0.3	0.4	0.4
Liquefied Natural Gas & Other	0.6	0.2	0.4
Total Gas Inventory	$1.2	$1.7	$1.8

Utility Plant - The cost of additions to Utility Plant and the cost of renewals and betterments are capitalized. Cost consists of labor, materials, services and certain indirect construction costs, including an allowance for funds used during construction (AFUDC). The costs of current repairs and minor replacements are charged to appropriate operating expense accounts. The original cost of utility plant retired or otherwise disposed of is charged to the accumulated provision for depreciation. The Company includes in its mass asset depreciation rates, which are periodically reviewed as part of its ratemaking proceedings, cost of removal amounts to provide for future negative salvage value. At September 30, 2023, September 30, 2022 and December 31, 2022, the cost of removal amounts, which are recorded on the Consolidated Balance Sheets in Cost of Removal Obligations, were estimated to be $125.8 million, $115.4 million, and $116.1 million, respectively.

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

Regulatory Accounting - The Company’s principal business is the distribution of electricity and natural gas by the three distribution utilities: Unitil Energy, Fitchburg and Northern Utilities. Unitil Energy and Fitchburg are subject to regulation by the FERC. Fitchburg is also regulated by the MDPU, Unitil Energy is regulated by the NHPUC and Northern Utilities is regulated by the MPUC and NHPUC. Granite State, the Company’s natural gas transmission pipeline, is regulated by the FERC. Accordingly, the Company uses the Regulated Operations guidance as set forth in the FASB Codification. The Company has recorded Regulatory Assets and Regulatory Liabilities which will be recovered from customers, or applied for customer benefit, in accordance with rate provisions approved by the applicable public utility regulatory commission. The electric and gas divisions of Fitchburg are authorized to recover through rates past due amounts associated with hardship accounts that are protected from shut-off. As of September 30, 2023, September 30, 2022 and December 31, 2022, the Company has recorded $6.0 million, $5.8 million and $5.8 million, respectively, of hardship accounts in Regulatory Assets. These amounts are included in “Other Deferred Charges” in the following table. The Company currently receives recovery in rates or expects to receive recovery of these hardship accounts in future rate cases.

	September 30,		December 31,
Regulatory Assets consist of the following (millions)	2023	2022	2022
Retirement Benefits	$26.5	$87.4	$29.1
Energy Supply and Other Rate Adjustment Mechanisms	51.0	40.9	63.0
Deferred Storm Charges	9.0	2.7	3.4
Environmental	6.1	4.5	5.9
Income Taxes	1.2	2.0	1.8
Other Deferred Charges	10.6	12.0	11.1
Total Regulatory Assets	104.4	149.5	114.3
Less: Current Portion of Regulatory Assets(1)	53.5	44.0	66.5
Regulatory Assets – noncurrent	$50.9	$105.5	$47.8

(1)
Reflects amounts included in the Accrued Revenue on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Regulatory Liabilities consist of the following (millions)	2023	2022	2022
Income Taxes (Note 8)	$38.9	$42.1	$41.0
Rate Adjustment Mechanisms	12.8	16.6	10.9
Total Regulatory Liabilities	51.7	58.7	51.9
Less: Current Portion of Regulatory Liabilities	16.9	20.8	15.0
Regulatory Liabilities – noncurrent	$34.8	$37.9	$36.9

Generally, the Company receives a return on investment on its regulatory assets for which a cash outflow has been made. Included in Regulatory Assets as of September 30, 2023 are $5.7 million of environmental costs, rate case costs and other expenditures to be recovered over varying periods in the next seven years. Regulators have authorized recovery of these expenditures, but without a return. Regulatory commissions can reach different conclusions about the recovery of costs, which can have a material effect on the Company’s Consolidated Financial Statements. The Company believes it is probable that its regulated distribution and transmission utilities will recover their investments in long-lived assets, including regulatory assets. If the Company, or a portion of its assets or operations, were to cease meeting the criteria for application of these accounting rules, accounting standards for businesses in general would become applicable and immediate recognition of any previously deferred costs, or a portion of deferred costs, would be required in the year in which the criteria are no longer met, if such deferred costs were not recoverable in the portion of the business that continues to meet the criteria for application of the FASB Codification topic on Regulated Operations. If unable to continue to apply the FASB Codification provisions for Regulated Operations, the Company would be required to apply the provisions for the Discontinuation of Rate-Regulated Accounting included in the FASB Codification. In the Company’s opinion, its regulated operations will be subject to the FASB Codification provisions for Regulated Operations for the foreseeable future.

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

At September 30, 2023, September 30, 2022 and December 31, 2022, the fair value of the Company’s investments in these trading securities, which are recorded on the Consolidated Balance Sheets in Other Assets, was $5.9 million, $5.6 million and $5.8 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2023	2022	2022
Money Market Funds	$5.9	$5.6	$5.8
Total Marketable Securities	$5.9	$5.6	$5.8

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

At September 30, 2023, September 30, 2022 and December 31, 2022, the fair value of the Company’s investments in these trading securities related to the DC Plan, which are recorded on the Consolidated Balance Sheets in Other Assets, were $1.1 million, $0.6 million and $0.6 million, respectively, as shown in the following table. These investments are valued based on quoted prices from active markets and are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied. Changes in the fair value of these investments are recorded in Other Expense, Net.

	September 30,		December 31,
Fair Value of Marketable Securities (millions)	2023	2022	2022
Equity Funds	$1.0	$0.5	$0.5
Money Market Funds	0.1	0.1	0.1
Total Marketable Securities	$1.1	$0.6	$0.6

Energy Supply Obligations - The following discussion and table summarize the nature and amounts of the items recorded as Energy Supply Obligations on the Company’s Consolidated Balance Sheets.

	September 30,		December 31,
Energy Supply Obligations (millions)	2023	2022	2022
Current:
Exchange Gas Obligation	$13.1	$23.1	$16.3
Renewable Energy Portfolio Standards	5.6	6.7	7.8
Total Energy Supply Obligations	$18.7	$29.8	$24.1

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

Fitchburg has entered into long-term renewable contracts for the purchase of clean energy and/or RECs pursuant to Massachusetts legislation, specifically, An Act Relative to Green Communities (Green Communities Act, 2008), An Act Relative to Competitively Priced Electricity in the Commonwealth (2012) and An Act to Promote Energy Diversity (Energy Diversity Act, 2016). The generating facilities associated with ten of these contracts have been constructed and are now operating. Two approved contracts are currently under development. These long-term contracts, one for offshore wind generation and one for imported hydroelectric power and associated transmission, were filed with the MDPU in 2018 and approved in 2019. In compliance with Section 83C of the Green Communities Act, as most recently amended in August 2022 by An Act Driving Clean Energy and Offshore Wind, in coordination with the other electric utilities in Massachusetts, the Company issued its most recent long-term renewable solicitation in August 2023 seeking up to 3,600 megawatts of offshore wind generation. Fitchburg recovers the costs associated with long-term renewable contracts on a fully reconciling basis through a MDPU-approved cost recovery mechanism, and has received remuneration for entering into them.

Power Supply Contract Divestitures - Unitil Energy’s and Fitchburg’s customers are entitled to purchase their electric or natural gas supplies from third-party suppliers. In connection with the implementation of retail choice, Unitil Power, which formerly functioned as the wholesale power supply provider for Unitil Energy, and Fitchburg divested their long-term power supply contracts through the sale of the entitlements to the electricity sold under those contracts. Unitil Energy and Fitchburg recover in their rates all the costs associated with the divestiture of their power supply portfolios and have secured regulatory approval from the NHPUC and MDPU, respectively, for the recovery of power supply-related stranded costs. As of September 30, 2023, Fitchburg and Unitil Energy have fully recovered their power supply-related stranded costs.

Subsequent Events - The Company evaluates all events or transactions through the date of the related filing. During the period through the date of this filing, the Company did not have any material subsequent events that would result in adjustment to or disclosure in its Consolidated Financial Statements.

Note 2 - Dividends Declared Per Share

Declaration Date	Date Paid (Payable)	Shareholder of Record Date	Dividend Amount
10/23/23	11/28/23	11/14/23	$0.405
07/26/23	08/28/23	08/14/23	$0.405
04/26/23	05/30/23	05/15/23	$0.405
01/25/23	02/28/23	02/14/23	$0.405
10/26/22	11/28/22	11/14/22	$0.390
07/27/22	08/26/22	08/12/22	$0.390
04/27/22	05/27/22	05/13/22	$0.390
01/26/22	02/25/22	02/11/22	$0.390

note 3 - Segment Information

The following table provides significant segment financial data for the three and nine months ended September 30, 2023 and September 30, 2022.

	Electric	Gas	Other	Total
Three Months Ended September 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$80.6	$24.4	$—	$105.0
Rate Adjustment Mechanism Revenue	(8.5)	7.4	—	(1.1)
Total Operating Revenues	72.1	31.8	—	103.9
Segment Profit (Loss)	6.2	(4.3)	(0.5)	1.4
Capital Expenditures	5.3	28.3	2.2	35.8

Three Months Ended September 30, 2022 (millions)
Revenues:
Billed and Unbilled Revenue	$77.8	$27.4	$—	$105.2
Rate Adjustment Mechanism Revenue	(2.1)	7.1	—	5.0
Total Operating Revenues	75.7	34.5	—	110.2
Segment Profit (Loss)	5.9	(5.3)	(0.1)	0.5
Capital Expenditures	8.3	28.9	—	37.2

Nine Months Ended September 30, 2023 (millions)
Revenues:
Billed and Unbilled Revenue	$248.1	$191.7	$—	$439.8
Rate Adjustment Mechanism Revenue	(3.3)	(9.0)	—	(12.3)
Total Operating Revenues	244.8	182.7	—	427.5
Segment Profit (Loss)	15.1	15.6	(1.0)	29.7
Capital Expenditures	29.3	61.8	2.3	93.4
Segment Assets	607.2	989.2	23.8	1,620.2

Nine Months Ended September 30, 2022 (millions)
Revenues:
Billed and Unbilled Revenue	$226.7	$190.6	$—	$417.3
Rate Adjustment Mechanism Revenue	(7.5)	(8.1)	—	(15.6)
Total Operating Revenues	219.2	182.5	—	401.7
Segment Profit (Loss)	13.2	14.5	(0.8)	26.9
Capital Expenditures	22.5	59.9	0.1	82.5
Segment Assets	590.9	967.5	20.5	1,578.9

Note 4 - Debt AND FINANCING ARRANGEMENTS

Details on long-term debt at September 30, 2023, September 30, 2022 and December 31, 2022 are shown below.

(millions)	September 30,		December 31,
	2023	2022	2022
Unitil Corporation:
3.70% Senior Notes, Due August 1, 2026	$30.0	$30.0	$30.0
3.43% Senior Notes, Due December 18, 2029	30.0	30.0	30.0
Unitil Energy First Mortgage Bonds:
8.49% Senior Secured Notes, Due October 14, 2024	—	1.5	—
6.96% Senior Secured Notes, Due September 1, 2028	10.0	12.0	12.0
8.00% Senior Secured Notes, Due May 1, 2031	12.0	13.5	13.5
6.32% Senior Secured Notes, Due September 15, 2036	15.0	15.0	15.0
3.58% Senior Secured Notes, Due September 15, 2040	27.5	27.5	27.5
4.18% Senior Secured Notes, Due November 30, 2048	30.0	30.0	30.0
Fitchburg:
6.79% Senior Notes, Due October 15, 2025	2.0	6.0	2.0
3.52% Senior Notes, Due November 1, 2027	10.0	10.0	10.0
7.37% Senior Notes, Due January 15, 2029	7.2	8.4	8.4
5.90% Senior Notes, Due December 15, 2030	15.0	15.0	15.0
7.98% Senior Notes, Due June 1, 2031	14.0	14.0	14.0
5.70% Senior Notes, Due July 2, 2033	12.0	—	—
3.78% Senior Notes, Due September 15, 2040	27.5	27.5	27.5
4.32% Senior Notes, Due November 1, 2047	15.0	15.0	15.0
5.96% Senior Notes, Due July 2, 2053	13.0	—	—
Northern Utilities:
3.52% Senior Notes, Due November 1, 2027	20.0	20.0	20.0
7.72% Senior Notes, Due December 3, 2038	50.0	50.0	50.0
3.78% Senior Notes, Due September 15, 2040	40.0	40.0	40.0
4.42% Senior Notes, Due October 15, 2044	50.0	50.0	50.0
4.32% Senior Notes, Due November 1, 2047	30.0	30.0	30.0
4.04% Senior Notes, Due September 12, 2049	40.0	40.0	40.0
Granite State:
3.72% Senior Notes, Due November 1, 2027	15.0	15.0	15.0
Unitil Realty Corp.:
2.64% Senior Secured Notes, Due December 18, 2030	4.1	4.3	4.2
Total Long-Term Debt	519.3	504.7	499.1
Less: Unamortized Debt Issuance Costs	3.3	3.4	3.3
Total Long-Term Debt, net of Unamortized Debt Issuance Costs	516.0	501.3	495.8
Less: Current Portion	7.0	8.2	6.7
Total Long-term Debt, Less Current Portion	$509.0	$493.1	$489.1

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

(millions)	September 30,		December 31,
	2023	2022	2022
Estimated Fair Value of Long-Term Debt	$453.5	$458.3	$455.3

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

The Company utilizes the Credit Facility for cash management purposes related to its short-term operating activities. Total gross borrowings were $256.1 million for the nine months ended September 30, 2023. Total gross repayments were $242.6 million for the nine months ended September 30, 2023. The following table details the borrowing limits, amounts outstanding and amounts available under the Credit Facility as of September 30, 2023, September 30, 2022 and December 31, 2022:

	Revolving Credit Facility (millions)
	September 30,		December 31,
	2023	2022	2022
Limit	$200.0	$200.0	$200.0
Short-Term Borrowings Outstanding	129.5	72.0	116.0
Available	$70.5	$128.0	$84.0

The Credit Facility contains customary terms and conditions for credit facilities of this type, including affirmative and negative covenants. There are restrictions on, among other things, Unitil’s and its subsidiaries’ ability to incur liens or incur indebtedness, and restrictions on Unitil’s ability to merge or consolidate with another entity or change its line of business. The affirmative and negative covenants under the Credit Facility shall apply to Unitil until the Credit Facility terminates and all amounts borrowed under Credit Facility are paid in full (or, with respect to letters of credit, they are cash-collateralized). The only financial covenant in the Credit Facility provides that Unitil’s Funded Debt to Capitalization (as each term is defined in the Credit Facility) cannot exceed 65% tested on a quarterly basis. At September 30, 2023, September 30, 2022 and December 31, 2022, the Company was in compliance with the covenants contained in the Credit Facility in effect on those dates.

The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.4% and 3.6% for the three months ended September 30, 2023 and September 30, 2022, respectively. The average interest rates on all short-term borrowings and intercompany money pool transactions were 6.2% and 2.4% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The average interest rate on all short-term borrowings for the twelve months ended December 31, 2022 was 3.3%.

On July 6, 2023, Fitchburg issued $12.0 million of Notes due July 2, 2033 at 5.70% and $13.0 million of Notes due July 2, 2053 at 5.96%. Fitchburg used the net proceeds from these offerings to refinance existing debt and for general corporate purposes. Approximately $0.2 million of costs associated with this issuance were recorded as a reduction of Long-Term Debt for presentation purposes on the Consolidated Balance Sheet in the third quarter of 2023.

Northern Utilities enters into asset management agreements under which Northern Utilities releases certain gas pipeline and storage assets, sells to an asset manager and subsequently repurchases the gas over the course of the gas heating season at the same price at which it sold the gas to the asset manager. There was $13.3 million of natural gas storage inventory and corresponding obligations at September 30, 2023 related to these asset management agreements. The amount of natural gas inventory released in September 2023, which was payable in October 2023, was $0.2 million and was recorded in Accounts Payable at September 30, 2023.

Guarantees

The Company provides limited guarantees on certain energy and gas storage management contracts entered into by the distribution utilities. The Company’s policy is to limit the duration of these guarantees. As of September 30, 2023 there were no guarantees outstanding.

Leases

Unitil’s subsidiaries lease some of their vehicles, machinery and office equipment under both capital and operating lease arrangements.

Total rental expense under operating leases charged to operations for the three months ended September 30, 2023 and September 30, 2022 amounted to $0.6 million and $0.5 million, respectively. Total rental expense under operating leases charged to operations for the nine months ended September 30, 2023 and September 30, 2022 amounted to $1.6 million and $1.4 million, respectively.

The balance sheet classification of the Company’s lease obligations was as follows:

	September 30,		December 31,
Lease Obligations (millions)	2023	2022	2022
Operating Lease Obligations:
Other Current Liabilities (current portion)	$1.8	$1.6	$1.5
Other Noncurrent Liabilities (long-term portion)	3.7	3.0	2.8
Total Operating Lease Obligations	5.5	4.6	4.3
Capital Lease Obligations:
Other Current Liabilities (current portion)	0.1	0.1	0.1
Other Noncurrent Liabilities (long-term portion)	0.4	0.1	0.1
Total Capital Lease Obligations	0.5	0.2	0.2
Total Lease Obligations	$6.0	$4.8	$4.5

Cash paid for amounts included in the measurement of operating lease obligations for the nine months ended September 30, 2023 and September 30, 2022 was $1.6 million and $1.4 million and was included in Cash Provided by Operating Activities on the Consolidated Statements of Cash Flows.

Assets under capital leases amounted to approximately $0.7 million, $0.6 million and $0.6 million as of September 30, 2023, September 30, 2022 and December 31, 2022, respectively, less accumulated amortization of $0.2 million, $0.3 million and $0.4 million, respectively and are included in Net Utility Plant on the Company’s Consolidated Balance Sheets.

The following table is a schedule of future operating lease payment obligations and future minimum lease payments under capital leases as of September 30, 2023. The payments for operating leases consist of $1.8 million of current operating lease obligations, which are included in Other Current Liabilities and $3.7 million of noncurrent operating lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2023. The payments for capital leases consist of $0.1 million of current capital lease obligations, which are included in Other Current Liabilities and $0.4 million of noncurrent capital lease obligations, which are included in Other Noncurrent Liabilities, on the Company’s Consolidated Balance Sheets as of September 30, 2023.

Lease Payments ($000’s)	Operating	Capital
Year Ending December 31,	Leases	Leases
Rest of 2023	$545	$38
2024	1,941	152
2025	1,360	120
2026	1,053	107
2027	777	104
2028 - 2032	320	19
Total Payments	5,996	540
Less: Interest	490	31
Amount of Lease Obligations Recorded on Consolidated Balance Sheets	$5,506	$509

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the interest rate stated in each lease agreement. As of September 30, 2023, the weighted average remaining lease term is 3.7 years and the weighted average operating discount rate used to determine the operating lease obligations was 4.4%. As of September 30, 2022, the weighted average remaining lease term was 3.4 years and the weighted average operating discount rate used to determine the operating lease obligations was 3.7%.

Note 5 – Common Stock and preferred stock

Common Stock

The Company’s common stock trades on the New York Stock Exchange under the symbol, “UTL.”

The Company had 16,097,182, 16,039,141 and 16,043,355 shares of common stock outstanding at September 30, 2023, September 30, 2022 and December 31, 2022, respectively.

Dividend Reinvestment and Stock Purchase Plan - During the first nine months of 2023, the Company sold 16,287 shares of its common stock, at an average price of $52.44 per share, in connection with its Dividend Reinvestment and Stock Purchase Plan (DRP) and its 401(k) plans resulting in net proceeds of approximately $854,100. The DRP provides participants in the plan a method for investing cash dividends on the Company’s common stock and cash payments in additional shares of the Company’s common stock.

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

On January 24, 2023, 18,770 Time Restricted Shares were issued in conjunction with the Stock Plan with an aggregate market value at the date of issuance of approximately $1.0 million. There were 60,271 and 72,428 non-vested Time Restricted Shares under the Stock Plan as of September 30, 2023 and 2022, respectively. The weighted average grant date fair value of these shares was $48.03 and $47.46 per share, respectively. The compensation expense associated with the issuance of Time Restricted Shares under the Stock Plan is being recognized over the vesting period and was $1.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $0.8 million of total unrecognized compensation cost for Time Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.4 years. During the nine months ended September 30, 2023, there were zero Time Restricted Shares forfeited and zero Time Restricted Shares cancelled under the Stock Plan.

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

Prior to the end of the performance period, the Performance Restricted Shares are subject to forfeiture if the participant ceases to be employed by the Company other than due to the participant’s death, disability or retirement. Initial awards of Performance Restricted Shares were granted January 24, 2023. No Performance Restricted Shares were awarded in 2022. On January 24, 2023, there were 18,770 Performance Restricted Shares issued under the Stock Plan with an aggregate market value of $1.0 million. There were 18,770 non-vested Performance Restricted Shares under the Stock Plan as of September 30, 2023. The weighted average grant date fair value of these shares was $51.83 per share. The compensation expense associated with the issuance of Performance Restricted Shares under the Stock Plan is being recognized over the vesting period and was $0.3 million for the nine months ended September 30, 2023. At September 30, 2023, there was approximately $0.9 million of total unrecognized compensation cost for Performance Restricted Shares under the Stock Plan which is expected to be recognized over approximately 2.3 years. During the nine months ended September 30, 2023 there were zero Performance Restricted Shares forfeited and zero Performance Restricted Shares cancelled under the Stock Plan.

Restricted Stock Units

Non-management members of the Company’s Board of Directors (Directors) may elect to receive the equity portion of their annual retainer in the form of Restricted Stock Units (RSU). Restricted Stock Units earn dividend equivalents and will generally be settled by payment to each Director as soon as practicable following the Director’s separation from service to the Company. The Restricted Stock Units will be paid such that the Director will receive (i) 70% of the shares of the Company’s common stock underlying the restricted stock units and (ii) cash in an amount equal to the fair market value of 30% of the shares of the Company’s common stock underlying the Restricted Stock Units. The equity portion of Restricted Stock Units activity during the nine months ended September 30, 2023 in conjunction with the Stock Plan is presented in the following table:

Restricted Stock Units (Equity Portion)
	Units	Weighted Average Stock Price
Restricted Stock Units as of December 31, 2022	43,799	$40.17
Restricted Stock Units Granted	—	$—
Dividend Equivalents Earned	1,049	$51.13
Restricted Stock Units Settled	—	$—
Restricted Stock Units as of September 30, 2023	44,848	$40.43

There were 39,878 Restricted Stock Units outstanding as of September 30, 2022 with a weighted average stock price of $39.48. Included in Other Noncurrent Liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2023, September 30, 2022 and December 31, 2022 is $0.8 million, $0.8 million and $1.0 million, respectively, representing the fair value of liabilities associated with the portion of fully vested RSUs that will be settled in cash.

Preferred Stock

There were $0.2 million, or 1,727 shares, of Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2023. There were $0.2 million, or 1,861 shares, Unitil Energy’s 6.00% Series Preferred Stock outstanding as of September 30, 2022 and December 31, 2022. There were less than $0.1 million of total dividends declared on Preferred Stock in each of the three month periods ended September 30, 2023 and September 30, 2022, respectively.

note 6 - REgulatory Matters

Unitil’s Regulatory matters are described in Note 8 to the Financial Statements in Item 8 of Part II of Unitil Corporation’s Form 10-K for December 31, 2022 as filed with the Securities and Exchange Commission on february 14, 2023.

Rate Case Activity

Northern Utilities - Base Rates - Maine - On September 20, 2023, the MPUC issued an order approving a Stipulation filed on August 31, 2023, between Northern Utilities and the Office of the Public Advocate which resolved all matters in the base rate filing made by Northern Utilities with the MPUC on May 1, 2023. The order approves an increase in distribution revenues of $7.6 million effective October 1, 2023. The order reflects a return on equity of 9.35%, an equity ratio of 52.01%, and a weighted average cost of capital of 7.22%.

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

Northern Utilities - Base Rates - New Hampshire - On July 20, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on August 2, 2021 by Northern Utilities. The Order approved a comprehensive Settlement Agreement between the Company, the New Hampshire Department of Energy (DOE), and the Office of the Consumer Advocate (OCA). As provided in the Settlement Agreement, in addition to authorizing an increase to permanent distribution rates of $6.1 million, effective August 1, 2022, the Order (1) approved a revenue decoupling mechanism and (2) allowed for a step adjustment effective September 1, 2022 covering the additional revenue requirement resulting from changes in Net Plant in Service associated with non-growth investments for the period January 1, 2021, through December 31, 2021. This distribution base rate case reflected the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provided for a return on equity of 9.3% and a capital structure reflecting 52% equity and 48% long-term debt. In light of the Step Adjustment, the Company shall not file a distribution rate case with the Commission before January 1, 2024 (the Stay-Out Period). However, during the term of the Stay-Out Period, the Company will be allowed to adjust distribution rates upward or downward resulting from a singular (not collective) exogenous event that exceeds $200,000. The increase in permanent rates was reconciled back to October 1, 2021, the effective date of temporary rates previously approved in this docket. On June 8, 2022, the Company filed for its step increase of approximately $1.6 million of annual revenue, for rates effective as of September 1, 2022, to recover eligible 2021 capital investments. On August 31, 2022, the NHPUC approved the Company’s filing. Under the terms of the Settlement Agreement, parties agreed that the Company shall recover revenues associated with the full rate year (August 1, 2022 – July 31, 2023) over an eleven-month period beginning September 1, 2022 and ending July 31, 2023. On May 5, 2023, the Company made a compliance filing to adjust base distribution rates downward to reflect a 12-month recovery period effective August 1, 2023. On July 13, 2023, the NHPUC approved the Company’s compliance filing.

Unitil Energy - Base Rates - On May 3, 2022, the NHPUC issued an Order in the distribution base rate case filed with the NHPUC on April 2, 2021 by Unitil Energy. The Order approved, in part, a comprehensive Settlement Agreement between the Company, the New Hampshire DOE, the OCA, the New Hampshire Department of Environmental Services, Clean Energy New Hampshire, and ChargePoint, Inc. In addition to authorizing an increase to permanent distribution rates of $6.3 million, effective June 1, 2022, the Order approved the following components of the Settlement Agreement: (1) a multi-year rate plan, (2) a revenue decoupling mechanism, (3) time-of-use rates, (4) resiliency programs to support the Company’s commitment to reliability, and (5) other rate design and tariff changes. On May 10, 2022, the Company filed a request for clarification with the NHPUC to clarify that the authorized revenue requirement should exclude expenses related to the Company’s proposed Arrearage Management Program (AMP), which was not approved in the Order. On May 12, 2022, the Commission issued an Order, which clarified that because the Company will not incur the expenses associated with the AMP, those costs should be removed from the revenue requirement, and that the adjusted increase of $5.9 million will result in reasonable rates. The increase in permanent rates was reconciled back to June 1, 2021, the effective date of temporary rates previously approved in this docket. This distribution base rate case reflected the Company’s operating costs and investments in utility plant for a test year ended December 31, 2020 as adjusted for known and measurable changes. The Order provided for a return on equity of 9.2% and a capital structure reflecting 52% equity and 48% long-term debt. On July 28, 2022, the NHPUC approved the Company’s first step increase of approximately $1.3 million of annual revenue to recover eligible 2021 capital investments, effective August 1, 2022. On May 31, 2023, the NHPUC approved the Company’s second and final step adjustment increase of approximately $1.2 million to recover eligible 2022 capital investments, effective June 1, 2023.

Fitchburg - Base Rates - Electric - Fitchburg’s base rates are decoupled and subject to an annual revenue decoupling adjustment mechanism, which includes a cap on the amount that rates may be increased in any year. In addition, Fitchburg has an annual capital cost recovery mechanism to recover the revenue requirement associated with certain capital additions. On November 2, 2021, Fitchburg filed its cumulative revenue requirement of $1.6 million associated with its 2019 and 2020 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2022, subject to further investigation and reconciliation. On June 24, 2022, the MDPU issued an Order approving the Company’s filing. On November 2, 2022, Fitchburg filed its cumulative revenue requirement of $3.1 million associated with its 2019-2021 capital expenditures. The MDPU allowed the associated rate increase to become effective on January 1, 2023, subject to further investigation and reconciliation. On July 26, 2023, the MDPU issued an Order approving the Company's filing. On November 1, 2023, Fitchburg filed its cumulative revenue requirement of $3.6 million associated with its 2019-2022 capital expenditures. This matter remains pending.

On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $6.8 million increase to base distribution rates, with new rates anticipated to be effective July 1, 2024. Fitchburg proposes to transfer $2.7 million in revenue requirements recovered through certain reconciling mechanisms to base distribution rates. Net of these transfers, the proposed overall increase to distribution revenues is $4.1 million. As part of this filing, Fitchburg is requesting approval for a performance-based ratemaking (PBR) plan for up to a five-year term and continuation of its revenue decoupling mechanism. A decision from the MDPU is expected in June 2024.

Fitchburg - Base Rates - Gas -

On August 17, 2023, Fitchburg filed a petition with the MDPU seeking approval for a $10.9 million increase to base distribution rates, with new rates anticipated to be effective July 1, 2024. Fitchburg proposes to transfer $4.2 million in revenue requirements recovered through its Gas System Enhancement Program to base distribution rates. Net of these transfers, the proposed overall increase to distribution revenues is $6.7 million. As part of this filing, Fitchburg is requesting approval for a PBR plan for up to a five-year term and continuation of its revenue decoupling mechanism. A decision from the MDPU is expected in June 2024.

Fitchburg - Gas System Enhancement Program - Pursuant to statute and MDPU order, Fitchburg has an approved Gas System Enhancement Plan tariff through which it may recover certain gas infrastructure replacement and safety related investment costs, subject to an annual cap. Under the plan, the Company is required to make two annual filings with the MDPU: a forward-looking filing for the subsequent construction year, to be filed on or before October 31; and a filing, submitted on or before May 1, of final project documentation for projects completed during the prior year, demonstrating substantial compliance with its plan in effect for that year and showing that project costs were reasonably and prudently incurred. Fitchburg’s forward-looking cumulative revenue requirement filing submitted on October 31, 2022 requested recovery of approximately $4.5 million, and received final approval on April 28, 2023, effective May 1, 2023. The Company’s most recent forward-looking cumulative revenue requirement filing, filed on October 31, 2023, requested recovery of approximately $6.4 million. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

Granite State - Base Rates - On November 30, 2020, the FERC approved Granite State’s filing of an uncontested rate settlement which provided for an increase in annual revenues of approximately $1.3 million, effective November 1, 2020. The Settlement Agreement permits the filing of limited Section 4 rate adjustments for capital cost projects eligible for cost recovery in 2021, 2022, and 2023, and sets forth an overall investment cap of approximately $14.6 million on the capital cost recoverable under such filings during the term of the Settlement. Under the Settlement Agreement, Granite may not file a new general rate case earlier than April 30, 2024 with rates to be effective no earlier than November 1, 2024 based on a test year ending no earlier than December 31, 2023.

On August 24, 2021, the FERC accepted Granite State’s first limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.1 million, effective September 1, 2021. On August 19, 2022, the FERC accepted Granite State’s second limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $0.3 million, effective September 1, 2022. On July 27, 2023, Granite State filed its third and final limited Section 4 rate adjustment pursuant to the Settlement Agreement, for an annual revenue increase of $1.0 million, effective September 1, 2023. On August 22, 2023, the FERC approved this filing.

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

On April 24, 2023, Fitchburg submitted its 2022 Grid Modernization Plan Annual Report to the MDPU. Among other things, the Company explained a modification to its implementation of the AMI plan that the Department preauthorized in D.P.U. 21-82. Due to a discontinuation of the meter technology upon which the Company’s initial AMI plan relied, the Company reported that it will need to replace its meters with a new meter technology and to implement a new communications system. On May 31, 2023, the MDPU issued an Order indicating its intent to explore the impact of the discontinuation and determine the appropriate next steps outside the GMF proceeding.

Fitchburg - Grid Modernization Cost Recovery Factor - On April 15, 2022, Fitchburg filed its GMF rate adjustment and reconciliation filing pursuant to the Company’s GMF Tariff, for recovery of the costs incurred as a result of implementing the Company’s 2018-2021 GMP, previously approved by the MDPU on February 7, 2019. The proposed GMF of $0.4 million was approved on May 27, 2022, effective June 1, 2022, subject to further investigation and reconciliation. On April 15, 2023, Fitchburg filed its GMF rate adjustment and reconciliation filing for recovery of the costs incurred as a result of implementing the Company’s 2022-2025 GMP, approved by the MDPU in Orders dated October 7, 2022 and November 30, 2022. On May 31, 2023, the MDPU approved, subject to further investigation and reconciliation, the cumulative recovery of $1.0 million associated with the Company’s 2022 revenue requirement, effective June 1, 2023. The MDPU conducted a hearing on September 26, 2023 regarding the Company’s pending GMF filings and Grid Modernization Term Report. The matter remains pending.

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

Fitchburg - Electric Sector Modernization Plan - Pursuant to M.G.L. c. 164 § 92B, Fitchburg submitted a draft Electric Sector Modernization Plan (ESMP) to the statutorily created Massachusetts Grid Modernization Advisory Council (Council) for the Council’s review, input, and recommendations. The ESMP is a plan intended to upgrade the Company’s distribution system to enable and accommodate increased distributed energy resources and electrification technologies, improve grid reliability and resiliency, and assist the Commonwealth in achieving climate goals, among other objectives. The Council will provide recommendations on the ESMP in late November 2023. The Company must submit its final ESMP to the MDPU by January 29, 2024.

Fitchburg - Electric Vehicle (EV) Proceeding - On December 30, 2022, the MDPU issued an order approving Fitchburg’s five-year EV program with a $1.0 million budget consisting of: (1) public infrastructure offering ($0.5 million); (2) Electric Vehicle Supply Equipment (EVSE) incentives for residential segment ($0.3 million); and (3) marketing and outreach ($0.2 million). The Company may shift spending between program segments and between years over the five-year term of its program, subject to a 15% cap. Any spending above the approved EV program budget or above the 15% cap for each program segment is not eligible for targeted cost recovery through the GMF and, instead, may be recovered in a base distribution rate proceeding subsequent to a prudency finding by the MDPU. Further, the MDPU has convened an EV stakeholder process to finalize EV program performance metrics. On April 3, 2023, the electric companies filed comments on the MDPU’s proposed metrics. Once performance metrics are finalized, the MDPU will require the electric companies to develop a joint state-wide program evaluation plan for MDPU approval and stakeholder input and will determine next steps at that time. The MDPU directs the Companies to submit annual reports that document their performance and these reports will be due on or before May 15th of each year. The first EV annual report is due May 15, 2024. The Company shall file annual rate adjustment and reconciliation filings on or before April 15, with rates effective June 1. The MDPU accepted the Company’s Demand Charge Alternative proposal and directed implementation within six months. The Demand Charge Alternative is offered for a ten-year period beginning July 1, 2023 with tiered rates to separately-metered EV general delivery service customers. The MDPU accepted the Company’s proposed residential EV TOU rate, effective April 1, 2023.

Fitchburg - Storm Cost Deferral Petition - On November 2, 2023, Fitchburg filed a request with the MDPU to increase its Storm Reserve Adjustment Factor effective January 1, 2024. The increase would allow the Company to recover approximately $4.8 million of costs of repairing damage to its electrical system resulting from the January and March 2023 winter storms. This matter remains pending.

Northern Utilities / Granite State - Firm Capacity Contract - Northern Utilities relies on the transportation of gas supply over its affiliate Granite State pipeline to serve its customers in the Maine and New Hampshire service areas. Granite State facilitates critical upstream interconnections with interstate pipelines and third party suppliers essential to Northern Utilities’ service to its customers. Northern Utilities reserves firm capacity through a contract with Granite State, which is renewed annually. Pursuant to statutory requirements in Maine and orders of the MPUC, Northern Utilities submits an annual informational report requesting approval of a one-year extension of its 12-month contract for firm pipeline capacity reservation, with an evergreen provision and three-month termination notification requirement. On April 3, 2023, Northern Utilities submitted an annual informational report requesting approval on a one-year extension for the period of November 1, 2023 through October 31, 2024. The MPUC issued an Order on June 13, 2023 approving the one-year extension.

Northern Utilities / Portland Natural Gas Transmission System (PNGTS) and TransCanada Pipelines Limited (TCPL) transportation from Empress, Alberta to Granite State Gas Transmission, Inc. (GSGT) - On October 5, 2023, Northern Utilities filed with the NHPUC and the MPUC a request to approve agreements for the ability for Northern Utilities to move 12,500 Dth per day onto its system in New Hampshire and Maine. This incremental capacity to Northern Utilities’ supply portfolio is proposed for effect April 1, 2024 for a thirty-year term. Northern Utilities was able to acquire this incremental supply of TCPL capacity through an open season. The Company expects to have a decision from the NHPUC and MPUC by January 26, 2024.

Reconciliation Filings - Fitchburg, Unitil Energy and Northern Utilities each have a number of regulatory reconciling accounts that require annual or semi-annual filings with the MDPU, NHPUC and MPUC, respectively, to reconcile revenues and costs, and to seek approval of any rate changes. These filings include: annual electric reconciliation filings by Fitchburg and Unitil Energy for a number of items, including default service, stranded cost changes and transmission charges; costs associated with energy efficiency programs in New Hampshire and Massachusetts, as directed by the NHPUC and MDPU; recovery of the ongoing costs of storm repairs incurred by Unitil Energy and Fitchburg; and the actual wholesale energy costs for electric power and gas incurred by each of the three companies. Fitchburg, Unitil Energy and Northern Utilities have been, and remain in full compliance with all directives and orders regarding these filings. The Company considers these to be routine regulatory proceedings, and there are no material issues outstanding.

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

The EDCs issued the RFP for Section 83D Long-Term Contracts in March 2017, and power purchase agreements (PPAs) for 9,554,940 MWh of hydroelectric generation and associated environmental attributes from Hydro-Quebec Energy Services (U.S.), Inc. were filed in July 2018 for approval by the MDPU. On June 25, 2019, the MDPU approved the PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The MDPU also approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. On January 13, 2023, NECEC Transmission LLC (NECEC), the company with which Fitchburg and the other EDCs entered into transmission service agreements (TSAs) for the delivery of the Hydro-Quebec energy, provided a letter to the EDCs purporting to give notice of a “change in applicable law” related to a Maine ballot initiative and requesting a negotiated amendment to the TSAs including a price adjustment. On June 27, 2023, NECEC sent a letter to the EDCs seeking schedule relief also in accordance with their “change in law” determination. The EDCs are evaluating NECEC’s requests.

The EDCs issued an initial RFP pursuant to Section 83C in June 2017. On July 23, 2018, the EDCs, filed two long-term contracts with Vineyard Wind, each for 400 MW of offshore wind energy generation, for approval by the MDPU. On April 12, 2019, the MDPU approved the offshore wind energy generation PPAs, including the EDCs’ proposal to sell the energy procured under the contract into the ISO-NE wholesale market and to credit or charge the difference between the contract costs and the ISO-NE market revenue to customers. The EDCs issued a second RFP pursuant to Section 83C to procure an additional 800 MW of offshore wind energy generation in May 2019. The EDCs filed for approval of two PPAs with Mayflower Wind Energy LLC, each for 400 MW of offshore wind energy generation, in February 10, 2020. On November 5, 2020, the MDPU approved the second RFP PPAs. In both cases, the MDPU approved the EDCs’ request for remuneration equal to 2.75% of the contract payments, as well as the EDCs’ proposal to recover costs associated with the contracts. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate impacts of global resource constraints and pricing challenges associated with the PPAs from this procurement. They cited an inability to finance the project within the terms set out in the PPA. The EDCs negotiated a termination agreement with SouthCoast Wind which was filed with the MDPU for approval on August 28, 2023 and which received approval on September 30, 2023.

In accordance with “An Act to Advance Clean Energy” (2018) the Massachusetts Department of Energy Resources (DOER) recommended that the EDCs solicit up to 1,600 MW in additional offshore wind in 2022 and 2024. On May 7, 2021, the EDCs issued a third RFP for up to an additional 1,600 MW of off shore wind generation. On May 25, 2022, the EDCs sought approval of PPAs with Commonwealth Wind for 1,200 MW and with SouthCoast Wind for 400 MW. On December 16, 2022, Commonwealth Wind filed a motion requesting that the MDPU dismiss proceedings related to the approval of its contract, arguing that, due to various economic conditions, its contracts with the EDCs would no longer facilitate the financing of offshore wind energy generation. On December 30, 2022, the MDPU denied Commonwealth’s motion and approved the PPAs. The MDPU also approved the EDCs’ request for remuneration equal to 2.25% as reasonable and in the public interest. On January 19, 2023, Commonwealth Wind filed a Petition for Appeal with the Massachusetts Supreme Judicial Court seeking to set aside and vacate the MDPU’s Order approving the PPAs. In April 2023, SouthCoast Wind engaged with the EDCs to explore options to mitigate global resource constraints and pricing challenges associated with their PPAs from this procurement. SouthCoast Wind noted challenges around an inability to finance the projects under the current terms. The EDCs have negotiated termination agreements with Commonwealth Wind and SouthCoast Wind and submitted the agreements to the MDPU for approval on July 13, 2023 and August 28, 2023, respectively. The MDPU approved both termination agreements on September 30, 2023. On October 12, 2023, Commonwealth Wind requested that the case with the Supreme Court be entered as dismissed. Concurrently, Commonwealth Wind announced publicly they could not finance the project under the terms of the PPA.

In 2021, the MA legislature increased the total solicitation target (including future solicitations) for offshore wind energy generation to 5,600 MW by June 30, 2027. On August 30, 2023, the EDCs issued a fourth offshore wind RFP seeking to procure at least 400 MW and up to the maximum amount remaining of the statutory requirement under Section 83C of 5,600 MW of Offshore Wind Energy Generation, and taking-into-account offshore wind generation under contract at the time when proposals are due, not in any event to exceed 3,600 MW. Bidders are allowed to offer proposals of at least 200 MW up to 2,400 MW of Offshore Wind Energy Generation. Proposals are due January 31, 2024.

Section 82 of the Acts of 2022 authorizes DOER to coordinate with other New England states to consider projects for long-term clean energy generation, transmission or capacity for the benefit of residents of the Commonwealth and the region. If DOER, in consultation with the Attorney General, determines that a project would satisfy all of the benefits listed in Section 82, then pursuant to Section 82 the EDCs shall enter into cost-effective long-term contracts with a maximum term of twenty years upon such a finding. On October 26, 2022, the Maine PUC announced its selection of a Transmission Project and a Generation Project to promote renewable energy development in northern Maine. On December 30, 2022, the DOER made a positive determination that the selected projects would have benefits to Massachusetts and the region and Massachusetts would procure up to 40% of the projects. The EDCs are evaluating potential contractual commitments under Section 82. Negotiations for Section 82 contracts have begun in October 2023.

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

The Company’s past and present operations include activities that are generally subject to extensive and complex federal and state environmental laws and regulations. The Company is in material compliance with applicable environmental and safety laws and regulations and, as of September 30, 2023, has not identified any material losses reasonably likely to be incurred in excess of recorded amounts. However, the Company cannot assure that significant costs and liabilities will not be incurred in the future. It is possible that other developments, such as increasingly stringent federal, state or local environmental laws and regulations could result in increased environmental compliance costs. Based on its current assessment of its environmental responsibilities, existing legal requirements and regulatory policies, the Company does not believe that these environmental costs will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table sets forth a summary of changes in the Company’s liability for Environmental Obligations for the nine months ended September 30, 2023 and 2022.

Environmental Obligations (millions)
	September 30,
	2023	2022
Total Balance at Beginning of Period	$4.4	$2.7
Additions	0.7	0.4
Less: Payments / Reductions	0.5	0.3
Total Balance at End of Period	4.6	2.8
Less: Current Portion	0.6	0.6
Noncurrent Balance at End of Period	$4.0	$2.2

Note 8: INCOME TAXES

The differences between the Company’s provisions for Income Taxes and the provisions calculated at the statutory federal tax rate, expressed in percentages, are shown in the following table:

	For the Nine Months Ended September 30,
	2023	2022
Statutory Federal Income Tax Rate	21%	21%
Income Tax Effects of:
State Income Taxes, net	6	6
Utility Plant Differences	(5)	(6)
Effective Income Tax Rate	22%	21%

Under the Company’s Tax Sharing Agreement (the Agreement) which was approved upon the formation of Unitil as a public utility holding company, the Company files consolidated Federal and State tax returns and Unitil Corporation and each of its utility operating subsidiaries recognize the results of its operations in its tax returns as if it were a stand-alone taxpayer. The Agreement provides that the Company will account for income taxes in compliance with U.S. GAAP and regulatory accounting principles. The Company has evaluated its tax positions at September 30, 2023 in accordance with the FASB Codification, and has concluded that no adjustment for recognition, de-recognition, settlement or foreseeable future events to any tax assets or liabilities as defined by the FASB Codification is required. The Company remains subject to examination by the IRS, Maine, Massachusetts, and New Hampshire tax authorities for the tax periods ended December 31, 2022; December 31, 2021; and December 31, 2020.

Income tax filings for the year ended December 31, 2022 have been filed with the IRS, Massachusetts Department of Revenue, the Maine Revenue Service, and the New Hampshire Department of Revenue Administration. In the Company’s federal tax returns for the year ended December 31, 2022, which were filed with the IRS in October 2023, the Company utilized federal Net Operating Loss Carryforward (NOLC) assets of $1.4 million and $0.2 million of federal tax credit carryforward. As of December 31, 2022, the Company has approximately $4.4 million of NOLC assets and $1.7 million of federal tax credits available to offset current taxes payable. In addition, at December 31, 2022, the Company had $1.3 million of cumulative state tax credit carryforwards to offset future income taxes payable. If unused, the Company’s state tax credit carryforwards will begin to expire in 2027.

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

The Company has evaluated each of the CARES, CAA ARPA, and IRA provisions and determined that they do not have a material effect on the Company’s financial statements as of September 30, 2023.

In December 2017, the Tax Cuts and Jobs Act (TCJA), which included a reduction to the corporate federal income tax rate to 21% effective January 1, 2018, was signed into law. In accordance with FASB Codification Topic 740, the Company revalued its Accumulated Deferred Income Taxes (ADIT) at the new 21% tax rate at which the ADIT will be reversed in future periods. Based on communications received by the Company from its state regulators in rate cases and other regulatory proceedings in the first quarter of 2018 and as prescribed in the TCJA, FERC guidance and IRS normalization rules, the benefit of protected excess ADIT amounts will be subject to flow back to customers in future utility rates according to the Average Rate Assumption Method (ARAM). ARAM reconciles excess ADIT at the reversal rate of the underlying book/tax temporary timing differences. The Company estimates the ARAM flow back period for protected and unprotected excess ADIT to be between fifteen and twenty years over the remaining life of the related utility plant. The Company has received regulatory approval and is flowing back to customers a net $47.1 million of protected excess ADIT created as a result of the lowering of the statutory tax rate by the TCJA over periods estimated to be fifteen to twenty years. As of September 30, 2023, the Company flowed back $8.5 million to customers in its Massachusetts, Maine, New Hampshire, and federal jurisdictions.

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

The following tables provide the components of the Company’s Retirement plan costs ($000’s):

	Pension Plan		PBOP Plan		SERP
For the Three Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service Cost	$522	$792	$374	$723	$63	$69
Interest Cost	1,870	1,372	724	798	188	118
Expected Return on Plan Assets	(2,673)	(2,722)	(852)	(853)	—	—
Prior Service Cost Amortization	90	89	198	273	14	14
Actuarial Loss Amortization	—	1,376	(366)	255	—	196
Sub-total	(191)	907	78	1,196	265	397
Amounts Capitalized and Deferred	333	(345)	82	(655)	(82)	(117)
Net Periodic Benefit Cost Recognized	$142	$562	$160	$541	$183	$280

	Pension Plan		PBOP Plan		SERP
For the Nine Months Ended September 30,	2023	2022	2023	2022	2023	2022
Service Cost	$1,568	$2,374	$1,120	$2,167	$188	$205
Interest Cost	5,610	4,114	2,174	2,396	565	354
Expected Return on Plan Assets	(8,017)	(8,162)	(2,556)	(2,561)	—	—
Prior Service Cost Amortization	267	267	595	819	42	42
Actuarial Loss Amortization	—	4,130	(1,098)	765	—	595
Sub-total	(572)	2,723	235	3,586	795	1,196
Amounts Capitalized and Deferred	1,197	(810)	415	(1,788)	(246)	(354)
Net Periodic Benefit Cost Recognized	$625	$1,913	$650	$1,798	$549	$842

Employer Contributions

As of September 30, 2023, the Company had made contributions of $3.9 million and $1.5 million, to its Pension Plan and PBOP Plan, respectively, in 2023. The Company, along with its subsidiaries, expects to make contributions to its Pension and PBOP Plans in 2023 and future years at minimum required and discretionary funding levels consistent with the amounts recovered in the distribution utilities’ rates for these Pension and PBOP Plan costs.

As of September 30, 2023, the Company had made $0.5 million of benefit payments under the SERP Plan in 2023. The Company presently anticipates making an additional $0.2 million of benefit payments under the SERP Plan in 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to the “Interest Rate Risk” and “Market Risk” sections of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

Management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon this evaluation, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded as of September 30, 2023 that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company for the fiscal period ended September 30, 2023.

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

The following table provides information regarding repurchases by the Company of shares of its common stock pursuant to the trading plan for each month in the quarter ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/23 – 7/31/23	—	—	—	$614,000
8/1/23 – 8/31/23	—	—	—	$614,000
9/1/23 – 9/30/23	—	—	—	$614,000
Total	—	—	—

Item 5. Other Information

(a) On November 7, 2023, the Company issued a press release announcing its results of operations for the three and nine month periods ended September 30, 2023. The press release is furnished with this Quarterly Report on Form 10-Q as Exhibit 99.1.

(c) During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Securities Exchange Act of 1934) adopted or terminated a Rule10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K promulgated under the Securities Exchange Act of 1934) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K promulgated under the Securities Exchange Act of 1934).

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Reference

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	Unitil Corporation Press Release Dated November 7, 2023 Announcing Earnings For the Quarter Ended September 30, 2023.	Furnished herewith

Exhibit No.	Description of Exhibit	Reference
101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITIL CORPORATION
(Registrant)

Date: November 7, 2023	/s/ Daniel J. Hurstak
Daniel J. Hurstak
Chief Financial Officer

Date: November 7, 2023	/s/ Todd R. Diggins
Todd R. Diggins
Chief Accounting Officer